Form 10-Q
period 1996-06-30
NATIONAL HEALTH INVESTORS INC
filed 1996-07-30
CIK 877860

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934




For quarter ended   June 30, 1996      Commission file number 33-41863




                   NATIONAL HEALTH INVESTORS, INC.
        (Exact name of registrant as specified in its Charter)




         Maryland                                 62-1470956
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                    Identification No.)


     100 Vine Street
     Murfreesboro, TN                                37130
     (Address of principal                          (Zip Code)
      executive offices)


Registrant's telephone number, including area code (615) 890-9100


Indicate by check mark whether the registrant

     (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

                    Yes   x   No

     (2) Has been subject to such filing requirements for the past 90 days.

                    Yes   x   No

21,891,926 shares of common stock were outstanding as of June 30,1996.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   NATIONAL HEALTH INVESTORS, INC.

            INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)

                                               June 30    Dec. 31
                                                 1996       1995
                                              (unaudited)
ASSETS
   Real estate properties:
  Land                                         $  8,238   $  8,238
  Buildings and improvements                    136,847    136,891
  Construction in progress                          540        129
                                                145,625    145,258
      Less accumulated depreciation             (25,131)   (22,063)
     Real estate properties, net                120,494    123,195

   Mortgage and other notes receivable          475,375    469,628
   Investment in real estate mortgage
     investment conduits                         37,886     38,140
   Cash and cash equivalents                     23,555      2,122
   Interest and rent receivable                   5,697      6,061
   Deferred costs and other assets                3,429      2,770
     Total Assets                              $666,436   $641,916

LIABILITIES AND DEFERRED INCOME
   Long-term debt                              $135,475   $141,103
   Credit facilities                                ---     31,750
   Convertible subordinated debentures          118,909     82,316
   Accounts payable and other accrued expenses    3,942      3,656
   Accrued interest                               2,547      1,468
   Dividends payable                             16,208     15,602
   Deferred income                               11,678      9,040
   Commitments, contingencies and guarantees        ---        ---
     Total Liabilities and Deferred Income      288,759    284,935

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
  $.01 par value; 10,000,000 shares
  authorized; 1,652,948 and 2,311,533
  shares, respectively, issued and
  outstanding; stated at liquidation
  preference of $25 per share                    41,323     57,788
   Common stock, $.01 par value:
  40,000,000 shares authorized;
  21,891,926 and 20,535,014 shares,
  respectively, issued and outstanding              220        205
   Capital in excess of par value of
     common stock                               348,948    311,908
Cumulative net income                           160,389    128,350
   Cumulative dividends                        (173,203)  (141,270)
   Total Stockholders' Equity                   377,677    356,981
   Total Liabilities and Stockholders' Equity  $666,436   $641,916

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1995 is taken from the audited financial statements at that date.

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                         Three Months Ended        Six Months Ended
                                              June 30                  June 30
                                         1996        1995         1996        1995
                                           (in thousands,
                                       except share amounts)
REVENUES:
   Mortgage interest income           $   15,465  $   13,040   $   30,453  $   27,046
   Rental income                           8,068       7,508       16,135      14,965
   Investment interest and
     other income                            354         328          643         699
                                          23,887      20,876       47,231      42,710


EXPENSES:
   Interest                                4,804       6,691        9,843      14,878
   Depreciation and
     amortization                          1,790       1,691        3,599       3,362
   General & administrative                  892         833        1,750       1,688
                                           7,486       9,215       15,192      19,928

NET INCOME                            $   16,401  $   11,661   $   32,039  $   22,782

DIVIDENDS TO PREFERRED
   STOCKHOLDERS                              883       1,926        1,863       3,931

NET INCOME APPLICABLE TO
   COMMON STOCK                       $   15,518  $    9,735   $   30,176  $   18,851

NET INCOME PER COMMON SHARE:
   Primary                            $      .72  $      .66   $     1.42  $     1.30
   Fully diluted                      $      .69  $      .62   $     1.36  $     1.23

FUNDS FROM OPERATIONS PER COMMON SHARE:
   Primary                            $      .78  $      .75   $     1.56  $     1.50
   Fully diluted                      $      .75  $      .68   $     1.48  $     1.36

WEIGHED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                            21,643,875  14,851,165   21,245,119  14,470,919
   Fully diluted                      27,269,393  22,010,010   27,087,510  21,683,957

Common dividends per share
   declared                           $      .70  $      .62   $     1.40  $     1.24


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                        NATIONAL HEALTH INVESTORS, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                     Six Months Ended
                                                         June 30
                                                    1996        1995
                                                      (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 32,039    $ 22,782
   Depreciation of real estate                       3,068       2,827
   Amortization of loan and organization costs         531         535
   Interest on debenture conversion                    161          58
   Deferred income                                   3,213         486
   Amortization of deferred income                    (575)       (514)
   Decrease in interest & rent receivable              364         688
   (Increase) decrease in other assets                  21         (89)
   Increase (decrease) in accounts payable
     and accrued liabilities                         1,365      (1,425)
        NET CASH PROVIDED BY OPERATING ACTIVITIES   40,187      25,348

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage & other notes receivable (44,867)    (23,317)
   Collection of mortgage notes receivable          39,374      51,863
   Acquisition of property and equipment, net         (367)       (381)
        NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                        (5,860)     28,165

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of short-term loans payable               ---     (84,792)
   Repayment of credit facilities                  (31,750)        ---
   Proceeds from long-term debt                        ---      57,000
   Principal payments on long-term debt             (5,628)    (48,808)
   Proceeds from sale of subordinated
     convertible debentures                         56,190         ---
   Financing costs paid                             (1,470)        (99)
   Dividends paid to shareholders                  (31,327)    (21,378)
   Sale of stock and exercise of options             1,091      48,070
        NET CASH USED IN FINANCING ACTIVITIES      (12,894)    (50,007)

INCREASE IN CASH AND CASH EQUIVALENTS               21,433       3,506
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       2,122          16
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 23,555    $  3,522

                        NATIONAL HEALTH INVESTORS, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                    Six Months Ended
                                                        June 30
                                                   1996        1995
                                                     (in thousands)

Supplemental Information:
   Cash payments for interest expense             $  6,891    $ 16,084

During the six months ended June 30, 1996
   and June 30, 1995, $19,597,000 and $1,696,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 721,200 shares
   and 84,800 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures   $(19,597)  $ (1,696)
     Financing costs                              $    259   $     48
     Accrued interest                             $   (161)  $    (58)
     Common stock                                 $      9   $      1
     Capital in excess of par                     $ 19,490   $  1,705


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                        NATIONAL HEALTH INVESTORS, INC.
        INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (dollars in thousands)
                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock      Common Stock    Excess of  Cumulative Cumulative Stockholders
                       Shares    Amount     Shares     Amount Par Value  Net Income Dividends    Equity
BALANCE AT 12/31/95   2,311,533 $ 57,788  20,535,014   $205   $311,908   $128,350   $(141,270) $356,981
Net income                   --       --          --     --         --     32,039          --    32,039
Shares sold                  --       --      39,733     --      1,091         --          --     1,091
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --     721,200      9     19,490         --          --    19,499
Shares issued in
  conversion of pre-
  ferred stock to
  common stock         (658,585) (16,465)    595,979      6     16,459         --          --        --
Dividends to common
  shareholders ($1.40
  per share)                 --       --          --     --         --         --     (30,070)  (30,070)
Dividends to preferred
  shareholders ($1.6025
  per share)                 --       --          --     --         --         --      (1,863)   (1,863)

BALANCE AT 6/30/96    1,652,948 $ 41,323  21,891,926   $220   $348,948   $160,389   $(173,203) $377,677

BALANCE AT 12/31/94   3,802,960 $ 95,074  14,047,563   $140   $140,281   $ 78,658   $ (90,274) $223,879
Net income                   --       --          --     --         --     22,782          --    22,782
Shares sold                  --       --   1,902,500     19     48,051         --          --    48,070
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --      84,800      1      1,705         --          --     1,706
Shares issued in
  conversion of pre-
  ferred stock to
  common stock         (179,442)  (4,486)    162,389      2      4,484         --          --        --
Common shares sold           --       --          --     --         --         --          --        --
Dividends to common
  shareholders ($1.24
  per share)                 --       --          --     --         --         --     (18,113)  (18,113)
Dividends to preferred
  shareholders ($1.6025
  per share)                 --       --          --     --         --         --      (3,931)   (3,931)
BALANCE AT 6/30/95    3,623,518 $ 90,588  16,197,252   $162   $194,521   $101,440   $(112,318) $274,393

                 NATIONAL HEALTH INVESTORS, INC.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996
                           (Unaudited)



Note 1.  SIGNIFICANT ACCOUNTING POLICIES:

          The unaudited financial statements furnished herein in the opinion of the management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc.
("NHI" or "Company"). NHI assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal years ended December 31, 1995, 1994 and 1993 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


Note 2.  EARNINGS PER SHARE

          Primary earnings per share is based on the weighted average number of common and common equivalent shares outstanding.
Common equivalent shares result from the dilutive effect of stock options computed using the treasury stock method. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

          Fully diluted earnings per share assumes, in addition to the above, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of all stock options using the treasury stock method.
Net income is increased for interest expense on the convertible subordinated debentures.

          The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of primary and fully diluted earnings per share.

                           Three Months Ended          Six Months Ended
                                June 30                    June 30
                           1996        1995             1996      1995
PRIMARY:
Weighted average
  common shares         21,615,670  14,844,667      21,216,384   14,466,515
Stock options               28,205       6,498          28,735        4,404
Average common shares
 outstanding            21,643,875  14,851,165      21,245,119   14,470,919

Net income             $16,401,000   11,661,000    $32,039,000  $22,782,000
Dividends paid to preferred
  shareholders         (   883,000)  (1,926,000)    (1,863,000)  (3,931,000)
Net income available to
  common stockholders  $15,518,000   $9,735,000    $30,176,000  $18,851,000

Net income per
  common share         $       .72   $      .66    $      1.42  $      1.30

FULLY DILUTED:
Weighted average common
  shares                21,615,670   14,844,667     21,216,384   14,466,515
Stock options               28,045        9,023         28,045        9,023
Convertible subordinated
  debentures             4,060,894    3,822,345      4,142,871    3,830,954
Cumulative convertible pre-
  ferred stock           1,564,784    3,333,975      1,700,210    3,377,465
Average common shares
  outstanding           27,269,393   22,010,010     27,087,510   21,683,957

Net income             $16,401,000  $11,661,000    $32,039,000  $22,782,000
Interest expense on con-
  vertible subordinated
  debentures             2,418,000    1,921,000      4,883,000    3,853,000
Net income assuming con-
  version of subordinated
  convertible debentures
  to common stock      $18,819,000  $13,582,000    $36,922,000  $26,635,000

Net income per
  common share         $       .69  $       .62    $      1.36  $      1.23

Note 3.  FUNDS FROM OPERATIONS

  The following table summarizes the calculation of primary and fully diluted funds from operations (FFO) per share.

                              Three Months Ended           Six Months Ended
                                     June 30                     June 30
                               1996           1995          1996         1995
PRIMARY:
Net income                  16,401,000     11,661,000    32,039,000   22,782,000
Depreciation of
  real estate                1,535,000      1,417,000     3,068,000    2,827,000
Dividends paid to preferred
  shareholders                (883,000)    (1,926,000)   (1,863,000)  (3,931,000)
Funds from operations      $17,053,000    $11,152,000   $33,244,000  $21,678,000

Average common shares
  outstanding               21,643,875     14,851,165    21,245,119   14,470,919

Funds from operations per
  common share             $       .78    $       .75   $      1.56  $      1.50


FULLY DILUTED:
Net income                 $16,401,000    $11,661,000   $32,039,000  $22,782,000
Depreciation of real
  estate                     1,535,000      1,417,000     3,068,000    2,827,000
Interest expense on con-
  vertible subordinated
  debentures                 2,418,000      1,921,000     4,883,000    3,853,000
Funds from operations assuming
  conversion of subordinated
  convertible debentures to
  common stock              20,354,000     14,999,000    39,990,000   29,462,000

Average common shares
  outstanding               27,269,383     22,010,010    27,087,510   21,683,957

Funds from operations per
  common share             $       .75    $       .68   $      1.48  $      1.36

  FFO is net income plus depreciation and amortization. Net income for these purposes excludes the following items, if any:
1) gains or losses from debt restructurings, 2) gains or losses from the sale of property which has been previously depreciated,
3) items classified under generally accepted accounting principles as extraordinary or unusual, and 4) significant nonrecurring events that materially distort the comparative measurement of company performance over time. Depreciation and amortization for these purposes includes only depreciation or amortization of real estate assets and specifically excludes, if any, the depreciation of operating equipment and the amortization of deferred financing costs.

  For primary FFO, net income is further reduced by dividends paid to preferred shareholders. For fully diluted FFO, net income is increased for interest expense on the convertible subordinated debentures.

  The reconciliation of FFO to net income which is presented above includes a line-item breakdown of each of the adjustments being used in the calculation of FFO.

  Weighted average shares are calculated in the same way as they are for the computation of primary and fully diluted earnings per share.

  Beginning in 1996 and restated for prior years, FFO is being calculated by NHI without adding back to net income the amortization of loan costs, as suggested in the clarified FFO definition provided by the National Association of Real Estate Investment Trusts. Use of the clarified definition of FFO when compared to the calculation used in prior periods results in a one cent and two cent decrease, respectively in fully diluted FFO per share for the three months and six months ended June 30, 1996 and in a one cent and two cent decrease, respectively in fully diluted FFO per share for the three months and six months ended June 30, 1995.


Note 4.  COMMITMENTS AND GUARANTEES:

  At June 30, 1996, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $57,508,000 in health care real estate projects of which approximately $31,508,000 is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for eight long-term care centers, one retirement center and one medical office building all at rates ranging from 10.0% to 11.5%. Also included in the $57,508,000 of commitments is a $26,000,000 commitment secured by first mortgages on 43 long-term care centers. Draws on the $26,000,000 commitment are limited to $3,700,000 annually. NHI has recorded deferred income for commitment fees related to these loans where applicable.

  In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($26,077,000 at June 30, 1996) of NHC. The debt is at fixed and variable interest rates with a weighted average interest rate of 8.3% at June 30, 1996. NHI receives from NHC compensation of approximately $130,000 per annum for the guarantees which is credited against NHC's base rent requirements.
  In management's opinion, these guarantee fees approximate the guarantee fees that NHI would currently charge to enter into similar guarantees.

  All of the guaranteed indebtedness discussed above is secured by first mortgages and rights which may be enforced if either party is required to pay under their respective guarantees. NHC has agreed to indemnify and hold harmless NHI against any and all loss, liability or harm incurred by NHI as a result of having to perform under its guarantee of any or all of the guaranteed debt.

  Additionally, NHI has outstanding letters of credit totaling
$11,656,000.

  Also additionally, NHI has also guaranteed bank loans in the amount of $2,226,000 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.


Note 5.  REVOLVING LINE OF CREDIT

  In June, 1996, NHI renegotiated its $100,000,000 revolving line of credit with seven banks. The agreement was previously comprised of a $40,000,000 tranch which matured after one year and a $60,000,000 tranch which matured after three years. Under the revised terms, all of the $100,000,000 revolving line of credit has a three year term which matures in June, 1999. Additionally, the revised line of credit is at a lower spread over LIBOR ("London Interbank Offered Rate") compared to what was available under the previous agreement. The full $100,000,000 amount of the credit line was available to be drawn at June 30, 1996.


Note 6.  CONVERTIBLE SUBORDINATED DEBENTURES:

  On December 12, 1995 and on January 15, 1996, NHI sold $45,000,000 and $55,000,000, respectively (for a total of $100,000,000) of 7.75% convertible subordinated debentures (the "1995 debentures") due on January 1, 2001. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. At June 30, 1996, none of the 1995 debentures have been converted. NHI has reserved 3,162,055 shares of common stock for 1995 debenture conversions.

  On February 9, 1996 and April 12, 1996, NHI issued
$1,050,000 and $140,000, respectively of 7% subordinated convertible debentures due on January 1, 2006 (the "1995 debt service debentures"). The debentures may be issued to current and future mortgagees and lessees of NHI to satisfy existing debt service reserve escrow requirements under applicable mortgages or leases. At June 30, 1996, debentures in the amount of $4,861,000 have been issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. At June 30, 1996, none of the debentures have been converted.

  At June 30, 1996, $12,393,000 of 7.375% convertible
subordinated debentures (the "1993 debentures") remain outstanding. The 1993 debentures are convertible at the option of the holder into the common stock of the Company at a conversion price of $27.25 per share, subject to adjustment. During the six months ended June 30, 1996, 19,442,000 of the 1993 debentures were converted into 713,450 shares of common stock. The Company has reserved 454,789 shares of common stock for conversion of the 1993 debentures.

  In addition to the 1993 debentures, $1,655,000 of the 10% senior convertible subordinated debentures (the "senior debentures") remain outstanding at June 30, 1996. The senior debentures are convertible into the common stock of the Company at $20 per share. During the six months ended June 30, 1996, $155,000 of the senior debentures were converted into 7,750 shares of common stock. The Company has reserved 82,750 shares of common stock for conversion of the senior debentures.


Note 7.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

  In February and March, 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly.

  The Preferred Stock is convertible into NHI common stock at the option of the holder at any time at a conversion price of $27.625 per share of common stock, which is equivalent to a conversion rate of 0.905 per share of common stock for each share of Preferred Stock (subject to adjustment in certain circumstances).

  The Preferred Stock is not redeemable by NHI prior to February 15, 1999 and is not redeemable for cash. On or after February 15, 1999, the Preferred Stock will be redeemable for common stock. NHI may redeem the Preferred Stock only if the trading price of the Common Stock on the New York Stock Exchange
(NYSE) exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise.

  The Preferred Stock is listed on the NYSE under the symbol
"NHIPr."


Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of June 30, 1996, NHI had interests in net real estate owned by it and mortgage investments totaling $633.8 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide.

  As of June 30, 1996, the Company has investments in 233
health care facilities located in 24 states consisting of 192 long-term care facilities, three acute care hospitals, eight medical office buildings, three assisted living facilities, eight retirement centers, and 19 residential projects for the developmentally disabled. These investments consist of approximately $475.4 million aggregate principal amount of loans to 43 borrowers, $120.5 million of purchase leaseback transactions with seven lessees and $37.9 million invested in REMIC pass through certificates backed by first mortgage loans to seven operators. Of these 233 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC. (NHC is the Company's investment advisor.) Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated by NHC from 100.0% of total real estate assets on October 17, 1991 to approximately 22.6% of total real estate assets on June 30, 1996.

Capital Resources and Liquidity

  NHI has generated net cash from operating activities for the first six months of 1996 in the amount of $40.2 million. The funds were used along with $54.7 million proceeds from the sale of subordinated convertible debentures, $39.4 million from the collection of mortgage notes receivable and $1.1 million from the sale of common stock to make additional investments in income producing assets and real estate properties totaling approximately $45.2 million, to repay debt and credit facilities of $37.4 million and to pay dividends to stockholders of $31.3 million.

  In June 1997, NHI renegotiated its $100 million revolving line of credit for a lower spread over LIBOR compared to what was previously available and also to extend the maturity date for the entire $100 million credit agreement to June, 1999. The full $100 million amount of the line of credit was available to be drawn at June 30, 1996.

  In January of 1996, NHI collected $54.7 million in proceeds from the sale of 7.75% convertible subordinated debentures. The Company's balance sheet was further strengthened by the conversion of $16.5 million of NHI's outstanding convertible preferred stock and $19.5 million of convertible debentures to common equity during the first six months of 1996. NHI's nonconvertible debt as a percentage of total capitalization has been lowered from 45% at the end of 1994 to 28% at December 31, 1995 and to 21% at June 30, 1996. NHI's financial position is the strongest since operations started in 1991, and the Company continues into 1996 well positioned to take advantage of new investment opportunities.

  At June 30, 1996, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $57.5 million in health care real estate projects, of which approximately $31.5 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for eight long-term health care centers, one retirement center and one medical office building, generally at rates ranging from 10.0% to 11.5%. Included in the $57.5 million of commitments is a $26.0 million commitment which amount is secured by first mortgages on 43 long-term care centers. Draws on the $26.0 million commitment are limited to $3.7 million annually. Furthermore, the Company anticipates that it will in the future continue to make additional investments in health care properties.

  Financing for NHI's current commitments and future commitments to others may be provided by borrowings under NHI's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, and the assumption of secured or unsecured indebtedness or by the sale of all or a portion of certain currently held investments.


Results of Operations


Three Months ended June 30, 1996 Compared to Three Months Ended
June 30, 1995.

  Net income for the three months ended June 30, 1996 is $16.4 million versus $11.7 million for the same period of 1995, an increase of 40.6%. Fully diluted earnings per common share increased seven cents or 11.3% to 69 cents in the 1996 period from 62 cents in the 1995 period. Fully diluted funds from operations (FFO) applicable to common stock for the 1996 three month period was 75 cents per share versus 68 cents per share for the 1995 period, a per share increase of 10.3%.

  Total revenues for the three months ended June 30, 1996 increased $4.5 million or 14.4% to $23.9 million from $20.9 million for the three months ended June 30, 1995. Revenues from mortgage interest income increased $2.4 million or 18.6% in the 1996 period as compared to the 1995 period. Revenues from rental income increased $0.6 million or 7.5% when compared to the same period in 1995. These increases resulted primarily from investments in additional facilities during the last 12 months and increased "revenue participations" and "additional rent" earned under NHI's existing mortgages and leases.

  Total expenses for the 1996 three month period decreased
$1.7 million or 18.8% to $7.5 million from $9.2 million for the 1995 three month period. Interest expenses decreased $1.9 million or 28.2% in the 1996 three month period as compared to the 1995 three month period. Depreciation and amortization increased $0.1 million or 5.9% when compared to the same period in 1995.
General and administrative expenses in 1996 increased $0.1 million or 7.1% when compared to the 1995 period. Depreciation increased as a result of the Company's placing of newly constructed assets in service in 1995. General and administrative expenses increased due to increased administrative expenses and advisory fees to NHC.

  The decrease in interest expense was due to decreased debt levels resulting from the paydown of credit facility debt (average outstanding balance, $76.7 million in the three months ended June 30, 1995, -0- in 1996) and from the conversion of 7.375% and 10% convertible debentures to common stock (average outstanding balance $101.6 million in 1995, $18.0 million during the three months ended June 30, 1996). The decrease in interest expense was offset in part by interest on $100.0 million of 7.75% convertible debt which was not outstanding in the 1995 three month period but which was outstanding for the 1996 three month period. Depreciation increased as a result of the Company's placing of newly constructed assets in service in 1994 and 1995.


Six Months ended June 30, 1996 Compared to Six Months Ended June
30, 1995.

  Net income for the six months ended June 30, 1996 is $32.0 million versus $22.8 million for the same period of 1995, an increase of 40.6%. Fully diluted earnings per common share increased 13 cents or 10.6% to $1.36 per share in the 1996 period from $1.23 per share in the 1995 period.

  Fully diluted funds from operations (FFO) per common share for the 1996 six months period were $1.48 per share versus $1.36 per share for the 1995 period, a per share increase of 8.8%. FFO is calculated using the National Association of Real Estate Investment Trusts clarified definition of funds from operations which NHI has adopted in 1996. Use of the clarified definition when compared to the calculation used in prior periods results in a one cent and two cent decrease, respectively in fully diluted FFO per share for the three months and six months ended June 30, 1996 and in a one cent and two cent decrease, respectively in fully diluted FFO for the three months and six months ended June 30, 1995.

  Total revenues for the six months ended June 30, 1996
increased $4.5 million or 10.6% to $47.2 million from $42.7 million for the six months ended June 30, 1995. Revenues from mortgage interest income increased $3.4 million or 12.6% in the 1996 period as compared to the 1995 period. Revenues from rental income increased $1.2 million or 7.8% when compared to the same period in 1995. These increases resulted primarily from the net increase in investments in real estate properties during the last 12 months and increased "additional rent" and "revenue participations" earned under the Company's existing leases and mortgage agreements.

  Total expenses for the 1996 six month period decreased $4.7 million or 23.8% to $15.2 million from $19.9 million for the 1995 period. Interest expenses decreased $5.0 million or 33.8% in the 1996 six month period as compared to the 1995 period. Depreciation and amortization increased $0.2 million or 7.0% when compared to the same period in 1995. The decrease in interest expense was due to decreased debt levels resulting from the paydown of credit facility debt (average outstanding balance, $138.3 million in the six months ended June 30, 1995, -0- in the six months ended June 30, 1996) and from the conversion of 7.375% and 10% convertible debentures to common stock (average outstanding balance $102.1 million in 1995, $25.3 million in
1996). The decrease in interest expense was offset in part by the interest on 7.75% convertible debt, $45.0 million of which was issued in December, 1995 and $55.0 million of which was issued in January, 1996. Depreciation increased as a result of the Company's placing of newly constructed assets in service in 1995.


Future Growth


  The Company expects increases in both mortgage interest income and rental income from additional investments in mortgage loans and owned facilities during 1996. The Company expects to continue to make additional investments in health care facilities that would increase interest and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.



                   PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  None

Item 2.     Changes in Securities.  Not applicable

Item 3.     Defaults Upon Senior Securities.  None

Item 4.     Submission of Matters to a Vote of Security Holders.
None

Item 5.     Other Information.  None

Item 6.     Exhibits and Reports on Form 8-K.

       (a)  List of exhibits - none required
       (b)  Reports on Form 8-K - none required

                           SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL HEALTH INVESTORS, INC.
                                  (Registrant)




Date  July 30, 1996        S/Richard F. LaRoche, Jr.
                           Richard F. LaRoche, Jr.
                           Secretary




Date  July 30, 1996        S/Donald K. Daniel
                           Donald K. Daniel
                           Principal Accounting Officer