Form 10-Q
period 1996-09-30
NATIONAL HEALTH INVESTORS INC
filed 1996-11-12
CIK 877860

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                Quarterly Report Under Section 13 of 15(d)
                  of the Securities Exchange Act of 1934




For quarter ended   September 30, 1996       Commission file number 33-41863




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

                    Yes   x   No

22,821,684 shares of common stock were outstanding as of October 31, 1996.

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                        NATIONAL HEALTH INVESTORS, INC.

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                               Sept. 30   Dec. 31
                                                 1996       1995
                                             (unaudited)
ASSETS
   Real estate properties:
  Land                                         $ 20,467   $  8,238
  Buildings and improvements                    191,075    136,891
  Construction in progress                          553        129
                                                212,095    145,258
      Less accumulated depreciation             (26,936)   (22,063)
     Real estate properties, net                185,159    123,195

   Mortgage and other notes receivable          484,198    469,628
   Investment in real estate mortgage
     investment conduits                         37,746     38,140
   Interest and rent receivable                   5,714      6,061
   Cash and cash equivalents                      1,429      2,122
   Deferred costs and other assets                2,975      2,770
     Total Assets                              $717,221   $641,916

LIABILITIES AND DEFERRED INCOME
   Long-term debt                              $136,613   $141,103
   Credit facilities                             49,500     31,750
   Convertible subordinated debentures          113,526     82,316
   Accounts payable and other accrued expenses    4,230      3,656
   Accrued interest                               3,120      1,468
   Dividends payable                             15,694     15,602
   Deferred income                               10,834      9,040
   Commitments, contingencies and guarantees        ---        ---
     Total Liabilities and Deferred Income      333,517    284,935

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
  $.01 par value; 10,000,000 shares
  authorized; 1,291,456 and 2,311,533
  shares, respectively, issued and
  outstanding; stated at liquidation
  preference of $25 per share                    32,286     57,788
   Common stock, $.01 par value:
  40,000,000 shares authorized;
  22,420,457 and 20,535,014 shares,
  respectively, issued and outstanding              224        205
   Capital in excess of par value of
      common stock                              363,467    311,908
Cumulative net income                           177,328    128,350
   Cumulative dividends                        (189,601)  (141,270)
     Total Stockholders' Equity                 383,704    356,981
     Total Liabilities & Stockholders' Equity  $717,221   $641,916

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1995 is taken from the audited financial statements at that date.

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                         Three Months Ended       Nine Months Ended
                                            September 30            September 30
                                         1996        1995          1996         1995
                                           (in thousands,
                                       except share amounts)
REVENUES:
   Mortgage interest income           $   16,057  $   13,576   $   46,510  $   40,622
   Rental income                           9,135       8,476       25,270      23,441
   Investment interest and
     other income                             83         417          726       1,116
                                          25,275      22,469       72,506      65,179


EXPENSES:
   Interest                                5,190       6,267       15,033      21,145
   Depreciation and
     amortization                          2,193       1,884        5,792       5,246
   General & administrative                  953         799        2,703       2,487
                                           8,336       8,950       23,528      28,878

NET INCOME                            $   16,939  $   13,519   $   48,978  $   36,301

DIVIDENDS TO PREFERRED
   STOCKHOLDERS                              695       1,442        2,558       5,373

NET INCOME APPLICABLE TO
   COMMON STOCK                       $   16,244  $   12,077   $   46,420  $   30,928

NET INCOME PER COMMON SHARE:
   Primary                            $      .73  $      .70   $     2.15  $     2.00
   Fully diluted                      $      .71  $      .65   $     2.07  $     1.88

FUNDS FROM OPERATIONS PER COMMON SHARE:
   Primary                            $      .81  $      .80   $     2.37  $     2.30
   Fully diluted                      $      .78  $      .72   $     2.25  $     2.08

WEIGHED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                            22,218,269  17,156,968   21,596,934  15,462,229
   Fully diluted                      27,192,171  23,628,838   27,154,986  22,388,213

Common dividends per share
   declared                           $      .70  $      .67   $     2.10  $     1.91

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                        NATIONAL HEALTH INVESTORS, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                    Nine Months Ended
                                                      September 30
                                                    1996        1995
                                                      (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 48,978    $ 36,301
   Depreciation of real estate                       4,873       4,463
   Amortization of loan and organization costs         919         783
   Interest on debenture conversion                    209          82
   Deferred income                                   6,054         819
   Amortization of deferred income                  (4,260)       (767)
   Decrease (Increase) in interest & rent receivable   346        (816)
   Decrease in other assets                             39           5
   Increase in accounts payable
     and accrued liabilities                         2,226         673
        NET CASH PROVIDED BY OPERATING ACTIVITIES   59,384      41,543

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage and
     other notes receivable                        (99,840)    (43,544)
   Collection of mortgage notes receivable          85,664      40,765
   Acquisition of property and equipment, net      (66,837)    (10,917)
        NET CASH USED IN INVESTING ACTIVITIES      (81,013)    (13,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of short-term loans payable               ---     (84,792)
   Repayment of credit facilities                  (46,750)        ---
   Proceeds from credit facilities                  64,500         ---
   Proceeds from long-term debt                     78,168      80,084
   Principal payments on long-term debt            (82,658)    (49,356)
   Proceeds from sale of subordinated
     convertible debentures                         56,190         ---
   Financing costs paid                             (1,548)       (167)
   Dividends paid to shareholders                  (48,237)    (32,212)
   Sale of stock and exercise of options             1,271      64,910
        NET CASH USED IN FINANCING ACTIVITIES       20,936     (21,533)

INCREASE IN CASH AND CASH EQUIVALENTS                 (693)      6,314
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       2,122          16
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  1,429    $  6,330

                        NATIONAL HEALTH INVESTORS, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                   Nine Months Ended
                                                     September 30
                                                   1996        1995
                                                     (in thousands)

Supplemental Information:
   Cash payments for interest expense             $ 10,364    $ 20,500

During the nine months ended Sept. 30, 1996
   and Sept. 30, 1995, $24,980,000 and $5,256,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 916,811 shares
   and 256,943 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures   $(24,980)  $ (5,256)
     Financing costs                              $    384   $    138
     Accrued interest                             $   (209)  $    (82)
     Common stock                                 $     10   $      3
     Capital in excess of par                     $ 24,795   $  5,197


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                     NATIONAL HEALTH INVESTORS, INC.
                     INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                          (dollars in thousands)
                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock      Common Stock    Excess of  Cumulative Cumulative Stockholders
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends     Equity
BALANCE AT 12/31/95   2,311,533 $ 57,788  20,535,014   $205   $311,908    $128,350  $(141,270)    $356,981
Net income                   --       --          --     --         --      48,978         --       48,978
Shares sold                  --       --      45,524     --      1,271          --         --        1,271
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --     916,811     10     24,795          --         --       24,805
Shares issued in
  conversion of pre-
  ferred stock to
  common stock       (1,020,077) (25,502)    923,108      9     25,493          --         --           --
Dividends to common
  shareholders ($2.10
  per share)                 --       --          --     --         --          --    (45,773)     (45,773)
Dividends to preferred
  shareholders ($1.594
  per share)                 --       --          --     --         --          --     (2,558)      (2,558)
BALANCE AT 9/30/96    1,291,456 $ 32,286  22,420,457   $224   $363,467    $177,328  $(189,601)    $383,704

BALANCE AT 12/31/94   3,802,960 $ 95,074  14,047,563   $140   $140,281    $ 78,658  $ (90,274)    $223,879
Net income                   --       --          --     --         --      36,301         --       36,301
Shares sold                  --       --   2,502,500     25     64,885          --         --       64,910
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --     256,943      3      5,197          --         --        5,200
Shares issued in
  conversion of pre-
  ferred stock to
  common stock       (1,064,425) (26,610)    963,271     10     26,600          --         --           --
Common shares sold           --       --          --     --         --          --         --           --
Dividends to common
  shareholders ($1.86
  per share)                 --       --          --     --         --          --    (30,020)     (30,020)
Dividends to preferred
  shareholders ($1.594
  per share)                 --       --          --     --         --          --     (5,373)      (5,373)
BALANCE AT 9/30/95    2,738,535 $ 68,464  17,770,277   $178   $236,963    $114,959  $(125,667)    $294,897

                 NATIONAL HEALTH INVESTORS, INC.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996
                           (Unaudited)



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

                       NATIONAL HEALTH INVESTORS, INC.

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1996
                                 (Unaudited)



                             Three Months Ended       Nine Months Ended
                                September 30            September 30
                              1996         1995        1996        1995

PRIMARY:
Weighted avg.common shares 22,189,714   17,136,770  21,568,250  15,451,984
Stock options                  28,555       20,198      28,684      10,245
Average common shares
 outstanding               22,218,269   17,156,968  21,596,934  15,462,229

Net income                $16,939,000   13,519,000 $48,978,000 $36,301,000
Dividends paid to preferred
  shareholders            (   695,000)  (1,442,000) (2,558,000) (5,373,000)
Net income available to
  common stockholders     $16,244,000  $12,077,000 $46,420,000 $30,928,000

Net income per
   common share           $       .73  $       .70 $      2.15 $      2.00


FULLY DILUTED:
Weighted average common
  shares                   22,189,714   17,136,770  21,568,250  15,451,984
Stock options                  29,964       29,244      29,964      29,270
Convertible subordinated
  debentures                3,723,291    3,637,454   4,008,791   3,769,897
Cumulative convertible pre-
  ferred stock              1,249,202    2,825,370   1,547,981   3,137,062
Average common shares
  outstanding              27,192,171   23,628,838  27,154,986  22,388,213

Net income                $16,939,000  $13,519,000 $48,978,000 $36,301,000
Interest expense on con-
  vertible subordinated
  debentures                2,239,000    1,840,000   7,122,000   5,678,000
Net income assuming con-
  version of subordinated
  convertible debentures
  to common stock         $19,178,000  $15,359,000 $56,100,000 $41,979,000

Net income per
   common share           $       .71  $       .65 $      2.07 $      1.88

                 NATIONAL HEALTH INVESTORS, INC.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996
                           (Unaudited)


Note 3.  FUNDS FROM OPERATIONS

  The following table summarizes the calculation of primary and fully diluted funds from operations (FFO) per share.

                             Three Months Ended            Nine Months Ended
                                 September 30                 September 30
                              1996          1995             1996        1995
PRIMARY:
Net income                 $16,939,000    $13,519,000    $48,978,000 $36,301,000
Depreciation of real
 estate                      1,805,000      1,636,000      4,873,000   4,463,000
Dividends paid to preferred
  shareholders                (695,000)    (1,442,000)    (2,558,000) (5,373,000)
Funds from operations      $18,049,000    $13,713,000    $51,293,000 $35,391,000
Average common shares
  outstanding               22,218,269     17,156,968     21,596,934  15,462,229
Funds from operations per
  common share             $       .81    $       .80    $      2.37 $      2.30


                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                              1996          1995             1996        1995
FULLY DILUTED:
Net income                 $16,939,000    $13,519,000    $48,978,000 $36,301,000
Depreciation of real
  estate                     1,805,000      1,636,000      4,873,000   4,463,000
Interest expense on con-
  vertible subordinated
  debentures                 2,239,000      1,840,000      7,122,000   5,678,000
Funds from operations assuming
  conversion of subordinated
  convertible debentures to
  common stock              20,983,000     16,995,000     60,973,000  46,442,000

Average common shares
  outstanding               27,192,171     23,628,838     27,154,986  22,388,213

Funds from operations per
  common share             $       .78    $       .72    $      2.25 $      2.08

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

  Beginning in 1996 and restated for prior years, FFO is being calculated by NHI without adding back to net income the amortization of loan costs, as suggested in the clarified FFO definition provided by the National Association of Real Estate Investment Trusts. Use of the clarified definition of FFO when compared to the calculation used in prior periods results in a one cent and three cent decrease, respectively in fully diluted FFO per share for the three months and nine months ended September 30, 1996 and in a one cent and four cent decrease, respectively in fully diluted FFO per share for the three months and nine months ended September 30, 1995.


Note 4.  COMMITMENTS AND GUARANTEES:

  At September 30, 1996, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $66,376,000 in health care real estate projects of which approximately $47,776,000 is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for sixteen long-term care centers, two retirement centers and one medical office building all at rates ranging from 10.0% to 11.5%. Also included in the $47,776,000 of commitments is a $18,600,000 commitment secured by first mortgages on 43 long-term care centers. Draws on the $18,600,000 commitment are limited to $3,700,000 annually. NHI has recorded deferred income for commitment fees related to these loans where applicable.

  In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt
($26,077,000 at September 30, 1996) of NHC. The debt is at fixed and variable interest rates with a weighted average interest rate of 8.3% at September 30, 1996. NHI receives from NHC compensation of approximately $130,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

  Also additionally, NHI has also guaranteed bank loans in the amount of $1,524,000 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.


Note 5.  REVOLVING LINE OF CREDIT

  In June, 1996, NHI renegotiated its $100,000,000 revolving line of credit with seven banks. The agreement was previously comprised of a $40,000,000 tranch which matured after one year and a $60,000,000 tranch which matured after three years. Under the revised terms, all of the $100,000,000 revolving line of credit has a three year term which matures in June, 1999. Additionally, the revised line of credit is at a lower spread over LIBOR ("London Interbank Offered Rate") compared to what was available under the previous agreement. The full amount available to be drawn on the line of credit was $50,500,000 at September 30, 1996.


Note 6.  TERM LOANS

  In August, 1996, the Company consolidated its three $25,000,000 term loans into one term loan. The new term loan facility has $75,000,000 outstanding and a total of $100,000,000 committed. The term loan bears interest at a premium over LIBOR and matures August 1, 2001. The $25,000,000 available under the term loan will remain available until December 31, 1996 at which time the additional $25,000,000 commitment will be eliminated unless previously borrowed.

  In September, 1996, NHI received an investment grade rating on its senior unsecured debt. Duff & Phelps Credit Rating Co. assigned a BBB- debt rating citing NHI's stable cash flow provided by a diversified portfolio of investments in health care properties, moderate financial leverage, and a track record of growth and profitability. As a result of receiving this investment grade rating, NHI's borrowing cost has been reduced by 1/8% on its term loan and revolving line of credit facilities.


Note 7.  CONVERTIBLE SUBORDINATED DEBENTURES:

  On December 12, 1995 and on January 15, 1996, NHI sold $45,000,000 and $55,000,000, respectively (for a total of $100,000,000) of 7.75% convertible subordinated debentures (the "1995 debentures") due on January 1, 2001. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. At September 30, 1996, $3,930,000 of the 1995 debentures have been converted into 124,266 shares of common stock. NHI has reserved 3,162,055 shares of common stock for 1995 debenture conversions.

  On February 9, 1996 and April 12, 1996, NHI issued
$1,050,000 and $140,000, respectively of 7% subordinated convertible debentures due on January 1, 2006 (the "1995 debt service debentures"). The debentures may be issued to current and future mortgagees and lessees of NHI to satisfy existing debt service reserve escrow requirements under applicable mortgages or leases. At September 30, 1996, debentures in the amount of $4,861,000 have been issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. At September 30, 1996, none of the debentures have been converted.

  At September 30, 1996, $12,295,000 of 7.375% convertible
subordinated debentures (the "1993 debentures") remain outstanding. The 1993 debentures are convertible at the option of the holder into the common stock of the Company at a conversion price of $27.25 per share, subject to adjustment. During the nine months ended September 30, 1996, $19,540,000 of the 1993 debentures were converted into 717,045 shares of common stock. The Company has reserved 454,789 shares of common stock for conversion of the 1993 debentures.

  In addition to the 1993 debentures, $300,000 of the 10% senior convertible subordinated debentures (the "senior debentures") remain outstanding at September 30, 1996. The senior debentures are convertible into the common stock of the Company at $20 per share. During the nine months ended September 30, 1996, $1,510,000 of the senior debentures were converted into 75,500 shares of common stock. The Company has reserved 82,750 shares of common stock for conversion of the senior debentures.

Note 8.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

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


Note 9.  LIMITS ON COMMON STOCK OWNERSHIP

  On October 16, 1996, the NHI Board of Directors, pursuant to powers granted by NHI's charter, changed the limit on the percentage of ownership which any person may have in the outstanding common stock of NHI from a limit of 7.0% (as passed on October 17, 1995) to a limit of 9.9%. The limit on ownership of any other class of stock (including issues convertible into common stock) remains at 9.9% of the outstanding stock.

  This limit is a provision of NHI's charter and is necessary in order to reduce the possibility of NHI's failing to meet the stock ownership requirements for REIT qualification under the Internal Revenue Code. The changing of the limit to 9.9% of the outstanding common stock is made possible by the increase in the number of authorized and issued common shares of NHI since its inception in October, 1991.

Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 1996, NHI had interests in net real estate owned by it and mortgage investments totaling $707.1 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide.

  As of September 30, 1996, the Company has investments in 233 health care facilities located in 26 states consisting of 187 long-term care facilities, three acute care hospitals, eight medical office buildings, eight assisted living facilities, eight retirement centers, and 19 residential projects for the developmentally disabled. These investments consist of approximately $484.2 million aggregate principal amount of loans to 46 borrowers, $185.2 million of purchase leaseback transactions with nine lessees and $37.7 million invested in REMIC pass through certificates backed by first mortgage loans to seven operators. Of these 233 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC. (NHC is the Company's investment advisor.) Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated by NHC from 100.0% of total real estate assets on October 17, 1991 to approximately 20.1% of total real estate assets on September 30, 1996.


Capital Resources and Liquidity

  NHI has generated net cash from operating activities for the first nine months of 1996 in the amount of $59.4 million. The funds were used along with $56.2 million (net of financing costs paid) proceeds from the sale of subordinated convertible debentures, $85.7 million from the collection of mortgage notes receivable, $17.8 million of net proceeds from credit facilities and $1.3 million from the sale of common stock to make additional investments in income producing assets and real estate properties totaling approximately $166.7 million, to repay long-term debt in a net amount of $4.5 million and to pay dividends to stockholders of $48.2 million.

  In September, 1996, NHI received an investment grade rating on its senior unsecured debt. Duff & Phelps Credit Rating Co. assigned a BBB- debt rating citing NHI's stable cash flow provided by a diversified portfolio of investments in health care properties, moderate financial leverage, and a track record of growth and profitability.

  In June 1996, NHI renegotiated its $100 million revolving line of credit for a lower spread over LIBOR compared to what was previously available and also to extend the maturity date for the entire $100 million credit agreement to June, 1999. The amount available to be drawn on the line of credit was $50.5 million at September 30, 1996.

  In January of 1996, NHI collected $54.7 million in proceeds from the sale of 7.75% convertible subordinated debentures. The Company's balance sheet was further strengthened by the conversion of $25.5 million of NHI's outstanding convertible preferred stock and $25.0 million of convertible debentures to common equity during the first nine months of 1996. NHI's nonconvertible debt as a percentage of total capitalization has been lowered from 45% at the end of 1994 to 28% at December 31, 1995 and to 27% at September 30, 1996. The Company continues to be well positioned to take advantage of new investment opportunities.

  At September 30, 1996, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $66.4 million in health care real estate projects, of which approximately $47.8 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for 16 long-term health care centers, two retirement centers and one medical office building, generally at rates ranging from 10.0% to 11.5%. Included in the $66.4 million of commitments is a $18.6 million commitment which amount is secured by first mortgages on 43 long-term care centers. Draws on the $18.6 million commitment are limited to $3.7 million annually. Furthermore, the Company anticipates that it will in the future continue to make additional investments in health care properties.

  Financing for NHI's current commitments and future commitments to others may be provided by borrowings under NHI's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, and the assumption of secured or unsecured indebtedness or by the sale of all or a portion of certain currently held investments.


Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995

  Net income for the three months ended September 30, 1996 is $16.9 million versus $13.5 million for the same period of 1995, an increase of 25.3%. Fully diluted earnings per common share increased six cents or 9.2% to 71 cents in the 1996 period from 65 cents in the 1995 period. Fully diluted funds from operations applicable to common stock for the 1996 three months period were $21.0 million or 78 cents per share versus $17.0 million or 72 cents per share for the 1995 period, a per share increase of 8.3%.

  Total revenues for the three months ended September 30, 1996 increased $2.8 million or 12.5% to $25.3 million from $22.5 million for the three months ended September 30, 1995. Revenues from mortgage interest income increased $2.5 million or 18.3% in the 1996 period as compared to the 1995 period. Revenues from rental income increased $0.7 million or 7.8% when compared to the same period in 1995. These increases resulted primarily from investments in additional facilities during the last 12 months and increased "revenue participations" and "additional rent" earned under the Company's existing mortgages and leases.

  Total expenses for the 1996 three month period decreased
$0.6 million or 6.9% to $8.3 million from $9.0 million for the 1995 three month period. Interest expenses decreased $1.1 million or 17.2% in the 1996 three month period as compared to the 1995 three month period. Depreciation and amortization increased $0.3 million or 16.4% when compared to the same period in 1995. General and administrative expenses in 1996 increased $0.1 million or 19.3% when compared to the 1995 period. The decrease in interest expense was due to decreased debt levels resulting from the paydown of credit facility debt (average outstanding balance, $89.2 million in the three months ended September 30, 1995, $38.0 million in 1996) and from the conversion of 7.375% and 10% convertible debentures to common stock (average outstanding balance $100.6 million in 1995, $21.1 million during the three months ended September 30, 1996). The decrease in interest expense was offset in part by interest on 7.75% convertible debt which was not outstanding in the 1995 three month period but which was outstanding in an average amount of %97.3 million for the 1996 three month period. Depreciation increased as a result of the Company's placing of newly constructed assets in service in 1995 and 1996. General and administrative expenses increased due to increased administrative expenses and advisory fees to NHC.


Nine Months ended September 30, 1996 Compared to Nine Months
Ended September 30, 1995.

  Net income for the nine months ended September 30, 1996 is $49.0 million versus $36.3 million for the same period of 1995, an increase of 34.9%. Fully diluted earnings per common share increased 19 cents or 10.1% to $2.07 in the 1996 period from $1.88 in the 1995 period.

  Fully diluted funds from operations applicable to common stock for the 1996 nine month period were $60.9 million or $2.25 per share versus $46.4 million or $2.08 per share for the 1995 period, a per share increase of 8.2%. FFO is calculated using the National Association of Real Estate Investment Trusts clarified definition of funds from operations which NHI has adopted in 1996. Use of the clarified definition when compared to the calculation used in prior periods results in a one cent and three cent decrease, respectively in fully diluted FFO per share for the three months and nine months ended September 30, 1996 and in a one cent and four cent decrease, respectively in fully diluted FFO for the three months and nine months ended September 30, 1995.

  Total revenues for the nine months ended September 30, 1996 increased $7.3 million or 11.2% to $72.5 million from $65.2 million for the nine months ended September 30, 1995. Revenues from mortgage interest income increased $5.9 million or 14.5% in the 1996 period as compared to the 1995 period. Revenues from rental income increased $1.8 million or 7.8% when compared to the same period in 1995. These increases resulted primarily from investments in additional facilities during the last 12 months and increased "revenue participations" and "additional rent" earned under the Company's existing mortgages and leases.

  Total expenses for the 1996 nine month period decreased $5.4 million or 18.5% to $23.5 million from $28.9 million for the 1996 nine month period. Interest expenses decreased $6.1 million or 28.9% in the 1996 nine month period as compared to the 1995 nine month period. Depreciation and amortization increased $0.5 million or 10.4% when compared to the same period in 1995. Other operating expenses in 1996 increased $0.2 million or 8.7% when compared to the 1995 period. The decrease in interest expense was due to decreased debt levels resulting from the paydown of credit facility debt (average outstanding balance, $121.9 million in the nine months ended September 30, 1995, $12.7 million in the nine months ended September 30, 1996) and from the conversion of 7.375% and 10% convertible debentures to common stock (average outstanding balance $100.6 million in 1995, $21.1 million in
1996). The decrease in interest expense was offset in part by the increased interest on 7.75% convertible debt, $45.0 million of which was issued in December, 1995 and $55.0 million of which was issued in January, 1996. Depreciation increased as a result of the Company's placing of newly constructed assets in service in 1995 and 1996. General and administrative expenses increased due to increased administrative expenses and advisory fees to NHC.

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

Item 3.     Defaults Upon Senior Securities.  None

Item 4.     Submission of Matters to a Vote of Security Holders. None

Item 5.     Other Information.  None

Item 6.     Exhibits and Reports on Form 8-K.

       (a) List of exhibits - Exhibit 27 - Financial Data Schedule (for SEC purposes only)
       (b)  Reports on Form 8-K - none required



                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NATIONAL HEALTH INVESTORS, INC.
                                  (Registrant)



Date  November 11, 1996        s/Richard F. LaRoche, Jr.
                               Richard F. LaRoche, Jr.
                               Secretary




Date  November 11, 1996        s/Donald K. Daniel
                               Donald K. Daniel
                               Principal Accounting Officer