Form 10-K405
period 1996-12-31
NATIONAL HEALTH INVESTORS INC
filed 1997-03-06
CIK 877860

________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K
(Mark One)
     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1996
                                    OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______ to _________
                     Commission file number 33-41863
                     NATIONAL HEALTH INVESTORS, INC.
          (Exact name of registrant as specified in its charter)
                  Maryland                                   62-1470956
        (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)            Identification Number)

        100 Vine Street, Suite 1202, Murfreesboro, Tennessee 37130
                 (Address of principal executive offices)
                                (Zip Code)

                               (615) 890-9100
(Company's telephone number, including area code)
       Securities registered pursuant to Section 12(b) of the Act:
     Title of each Class                      Name of each exchange
                                               on which registered
       Shares of Common Stock                New York Stock Exchange
       Shares of Preferred Convertible Stock New York Stock Exchange Senior Subordinated Convertible Debentures
       Due 2006 (10%)                        New York Stock Exchange
       Senior Subordinated Convertible Debentures
       Due 1998 (7-3/8%)                     New York Stock Exchange
       Convertible Subordinated Debentures Due
       2001 (7-3/4%)                         New York Stock Exchange
       Convertible Subordinated Debentures Due
       2006 (7%)                             New York Stock Exchange

            Securities registered pursuant to Section 12(g) of
                                 the Act
                                   Same

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ment for the past 90 days.  Yes   X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the regis-trant was $818,675,914 as of January 27, 1997. The number of shares of Common Stock outstanding as of January 27, 1997 was 23,633,201.


                            PAGE 1 OF 75 PAGES
                          Exhibit Index Page 42

                             PART I


ITEM 1.   BUSINESS

GENERAL

          The Company is a real estate investment trust ("REIT") which invests in income producing health care properties primarily in the long-term care industry. As of December 31, 1996, the Company had interests in net real estate owned by it, mortgage investments and REMIC investments totaling approximately $740 million. The Company's strategy is to provide current income for distribution to stockholders through investments in health care related facilities, including long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities". The Company intends to implement this strategy by acquiring additional properties and making additional mortgage loans nationwide, predominately in the long-term care industry.

          As of December 31, 1996, the Company had approximately $740.0 million in investments in 249 health care facilities located in 25 states consisting of 204 long-term care facilities, three acute care hospitals, nine medical office buildings, eight assisted living facilities, eight retirement centers and 17 residential projects for the developmentally disabled. These investments consist of approximately $519.2 million aggregate principal amount of loans to 47 borrowers and $184.3 million of purchase leaseback agreements with five lessees and $36.6 million invested in REMIC pass through certificates. Of these 249 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated by NHC from 100.0% of total assets on October 17, 1991, to 19% of total assets on December 31, 1996.

          At December 31, 1996, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $106.0 million in health care real estate projects of which amount approximately $66.1 million is expected to be funded within the next 12 months. The commitments include mortgage loans for five long-term health care centers, two medical office buildings, one retirement center and 13 assisted living centers all at rates ranging from 10% to 12%. Draws on the $18.6 million commitment are limited to $3.7 million annually. Also included in the $106.0 million of commitments is a $18.6 million commitment on a loan secured by first mortgages on 43 long-term care centers.

          In addition to the above commitments, NHI has entered into agreements to loan up to $18.9 million in 1997 in connection with the early purchase of loans.

          The Company commenced operations on October 17, 1991 with approximately $121.8 million in net assets obtained when it acquired 40 skilled long-term care facilities and three retirement centers and four first mortgage notes from National HealthCare L.P. ("NHC") in exchange for 7,306,570 shares of the Company's Common Stock. Concurrently, the Company assumed mortgage indebtedness and certain other obligations of NHC related to the acquired properties. The 43 properties were then leased to NHC. NHC is a publicly traded master limited partnership which at December 31, 1996 operated 100 long-term care facilities with a total of 12,882 licensed beds. Included within these centers and beds are eight assisted care units (225 beds), nine Alzheimer's units (226 beds) and eight sub-acute units (255 beds). NHC also operates four retirement centers with a total of 387 units, two freestanding assisted living facilities with a total of 152 units and 33 home health care programs. All NHC operations are in the southeastern United States.

          Since the Company commenced operations, NHC has provided advisory services pursuant to an Advisory, Administrative
Services and Facilities Agreement (the "Advisory Agreement"). In addition, the Company and NHC have certain other relationships.
See "Certain Relationships and Related Transactions."

          Unless the context indicates otherwise, references herein to the Company include all of the Company's subsidiaries.


TYPES OF HEALTH CARE FACILITIES

          LONG-TERM CARE FACILITIES. As of December 31, 1996, the Company owned and leased 43 licensed long-term care facilities, 40 of which were operated by NHC. It also had outstanding first mortgage loans on 161 additional licensed long-term care facilities. All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level. Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

          ACUTE AND LONG TERM CARE HOSPITALS. As of December 31, 1996, the Company owned and leased one acute care hospital and had outstanding first mortgage loans on one additional operating acute care hospital and one long term care hospital. Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation. Long-term care hospitals provide specialty care services for chronic care patients, whose average length of stay must exceed twenty-five days. Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

          MEDICAL OFFICE BUILDINGS. As of December 31, 1996, the Company owned and leased five medical office buildings. In addition, the Company had first mortgage loans on four medical office buildings, one of which is undergoing a significant expansion. Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients. Each of the Company's owned medical office buildings is leased to one lessee, and is physically attached to an acute care hospital. The lessee then leases individual office space to the physicians or other medical practitioners. The lessee is responsible to the Company for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

          ASSISTED LIVING FACILITIES. The Company owns four assisted living facilities leased to a subsidiary of Marriott
International and has first mortgages on four additional assisted living projects. Assisted living unit facilities are free standing facilities or facilities which are attached to long term care facilities or retirement facilities and provide basic room and board functions for the elderly. Some assisted living projects include licensed long term care (nursing home) beds.
On-site staff are normally available to assist in minor medical needs on an as needed basis. Certificates of need are normally not necessary to build these projects.

          RETIREMENT CENTERS. The Company owns three retirement centers, all of which are leased to NHC, and has first mortgages on five others. Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from government programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is normally required for long-term care facilities.

          RESIDENCES FOR THE DEVELOPMENTALLY DISABLED. As of December 31, 1996, the Company had outstanding first mortgage notes on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six mentally and developmentally disabled persons. These persons obtain custodial care which includes food, lodging, education and transportation services.
These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled. Services to the developmentally disabled are primarily paid for by state Medicaid programs.


NATURE OF INVESTMENTS

          The Company's investments are typically structured as either purchase leaseback transactions or mortgage loans. The Company also provides construction loans for facilities for which it has already committed to provide long-term financing or which agree to enter into a lease with the Company upon completion of the construction. The capitalization rates of the Company's leases and the interest rates on the mortgage loans and construction loans have generally ranged between 10% and 12% per annum. For transactions closed in 1996, rates were slightly lower than 1995 and generally ranged from 10.25% to 11%. The Company charges a commitment fee of 1% based on the purchase price of the property of a purchase leaseback or the total principal loan amount of a mortgage loan. In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing. The Company believes its lease terms, mortgage loan and construction loan terms are competitive in the market place. All of the Health
Care Facilities are currently performing under their mortgage loans or leases and the Company has no reason to believe that any of the Health Care Facilities will not be able to perform the obligations under the mortgage loans or leases in the future.
Typical characteristics of these transactions are as follows:

          MORTGAGE LOANS. In general, the term of the Company's mortgage loans is 10 years with the principal amortized over 20 to 25 years and a balloon payment due at the end of the 10 year term. All mortgage loans except two have an additional interest component which is based on the escalation of gross revenues at the project level or fixed rate increases. These escalators are between 2.5% and 5% of the increase in gross revenue over a base year for nursing homes (typically, the first year following the close of the financing) and are negotiated on a project by project basis. Assisted living escalators are generally higher, (5 to 7%) while medical office buildings are lower (generally 2% or so). The escalators, while not currently material to net income, are expected to be more significant in future periods. The Company generally requires that the interest rate on mortgage loans be reset five years from the date of the original loan at the greater of the then 10-year United States Treasury Notes yield plus 450 to 500 basis points or the then current interest rate provided in the mortgage. In certain of its mortgage loans, the Company has received an equity participation which allows the Company to share in a portion of any appreciation of the equity value of the underlying property. The Company does not expect the equity participations to constitute a significant or frequent source of income. Most mortgage loans have prepayment penalties starting at 10% during the first year and decreasing by 1% each year thereafter. In most cases, the owner of the property has committed to make minimum annual capital improvements for the purpose of maintenance or upgrading the facility.

          In most circumstances, the Company will require some additional form of security and/or collateral beyond that provided by the lien of the mortgage. This additional security or collateral may consist of some or all of the following: (a) a guaranty by the borrowers' parent, if any, affiliates or individual principals; (b) an assignment of the leases and rents relating to the mortgaged property; (c) cross collateralization among loans; (d) security interest in other real property; (e) an assignment of personal property including accounts receivable;
(f) letters of credit or certificates of deposit, and (g) other intangibles.

          LEASES. The Company's leases generally have an initial leasehold term of 10 to 14 years with one or more five year renewal options. The leases are "triple net leases" under which the tenant is responsible to pay all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the Health Care Facilities. The tenant is generally obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to at least the full replacement costs thereof and to maintain specified minimal personal injury and property damage insurance, protecting the Company as well as the tenant at such Health Care Facility. The leases also require the tenant to indemnify and hold harmless the Company from all claims resulting from the use and occupancy of each Health Care Facility by the tenant and related activities, as well as to indemnify the Company against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility with respect to, each Health Care Facility.

          All of the Company's leases contain annual escalators in rent payments. Revenue escalators for both long-term care centers and acute care hospitals are typically between 3% and 5% of the revenue increase per annum. Rent escalators on certain medical office buildings generally range from 2% to 4% of the prior year's rent or in certain instances are based on increases in the Consumer Price Index. The escalators, while not currently material to net income, are expected to become more significant to future periods. All of the acute care and medical office building properties which the Company owns and leases give the lessee an option to purchase the underlying property at the greater of i) the Company's acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by the Company. None of the Company's other leases have options to purchase. In addition, the acute care and medical office building leases contain a right of first refusal for the lessee if the Company receives an offer to buy the underlying leased property.

          Most of the obligations under the leases are guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. In some leases, the third party operator will also guarantee some portion of the lease obligations, usually for a fixed period such as six months or one year. Some obligations are further backed by other collateral such as machinery, equipment, furnishings and other personal property.

          CONSTRUCTION LOANS. The Company also provides construction loans that by their terms convert either into purchase leaseback transactions or mortgage loans upon the completion of the construction of the facility. Generally the interest rates on the construction loans range from 10% to 11%. The term of such construction loans are for a period which commences upon the closing of such loan and terminates upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan.
In addition to the security of the lien against the property, the Company will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower's parent, affiliates of the borrower or one or more of the individuals who control the borrower.


COMPETITION

          The Company competes, primarily on the basis of price, knowledge of the industry, and flexibility of financing structure, with real estate partnerships, other REITs and other investors (including, but not limited to, banks and insurance companies) in the acquisition, leasing and financing of health care related entities.

          The operators of the Health Care Facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, services offered, family preference, physicians, staff and price. They compete with independent operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of the Health Care Facilities. Some of these facilities are operated for profit while others are owned by governmental agencies or tax-exempt non-profit organizations.

OPERATORS

          The majority (by total assets) of the Health Care Facilities are operated by third party management companies on behalf of the owner or lessee. The balance of the Health Care Facilities are operated by the owner or lessee. The Health Care Facilities are primarily operated by publicly-owned companies (72% of the total assets of the Health Care Facilities) or multistate regional health care entities (20% of total investments). Generally, a third party operator of a facility is not liable to the Company under the mortgage or lease; however, the Company considers the operator to be an important factor in determining the creditworthiness of the investment and the Company generally has the right to approve any changes in operators. On some investments, the third party operator of a facility guarantees at least a portion of the lease or mortgage. Operators of the Health Care Facilities include NHC, Integrated Health Services,
Inc., Marriott Senior Living Services, Columbia/HCA, Sun
Healthcare, Tenet Corporation, Horizon Healthcare Corporation,
Beverly Enterprises, Inc., IATROS Health Network, Inc., and
Community Health Systems.


INVESTMENT IN REMIC CERTIFICATES

          1993 TRANSACTIONS

          On November 9, 1993, the Company purchased $34.2 million principal amount of SC Commercial Mortgage Pass-Through Certificates, Series 1993-1 (the Certificates), which qualify as a real estate mortgage investment conduit (REMIC). The Certificates consist of nine classes issued in the aggregate principal amount of $172.9 million. The Certificates represent the entire beneficial ownership interest in a trust fund consisting of a pool of forty-one mortgage loans generally secured by a first lien on a single property that provides long-term care and/or assisted living care. All loans bear a fixed rate of interest, the weighted average of which is 9.308%. The Certificates were purchased in a private placement offering and are not readily marketable or freely tradable.

          The Company's investment in the Certificates includes Class D and Class E Certificates which bear interest and the Class I
Certificates which have no principal amount and are not entitled to distributions of principal, but are entitled to certain priority interest distributions. The Class D and Class E
Certificates were issued with original issue discount.

          The Class D Certificates were rated "BB" by Standard & Poor's Rating Group (S&P) and Fitch Investors Services (Fitch)
and the Class I Certificates were rated "AA" by Fitch.   (As a
policy S&P does not rate interest only certificates.) The Class E Certificates were not rated. Fitch's rating of the Class I Certificates does not address the possibility that Class I Certificate holders might suffer a lower than anticipated yield or that if there is a rapid rate of principal payments (including both voluntary and involuntary prepayments), investors in such Certificates could fail to recover their initial investments.

          Distributions of interest and principal on the Class D and Class E Certificates are subordinated to distributions of interest and principal with respect to the other classes of Certificates (which aggregate $137.9 million in principal amount). Distributions of interest on the Class I certificates are senior to (or, with respect to certain classes of Certificates, pari passu to) distributions of principal and interest of the other classes of Certificates.


          1995 TRANSACTIONS

          On December 28, 1995, the Company purchased $7,305,000 face amount (purchase price was $6,158,000) of SC Commercial Mortgage
Pass Through Certificates, Series 1995-1 (the Certificates) which qualifies as a REMIC. The Certificates consist of ten classes issued in the aggregate principle amount of $140,258,000. The Certificates represent the entire beneficial ownership interest in a trust fund consisting of a pool of 36 first mortgage loans secured by a first lien on 38 properties that provide long term and/or assisted living care. All loans bear a fixed rate of interest the weighted average of which is 10.47%. The
Certificates were purchased in a private placement offering and are not readily marketable or freely tradable.

          The Company's investment is in Certificate Class F which are rated "B" by S & P and Fitch. Distributions of interest and principle on the Class F certificates are subordinated to distributions of interest and principle with respect to the other classes of the Certificates totaling $132,953,000 in principle amount.


LITCHFIELD - INTEGRATED HEALTH SERVICES, INC. (IHS)

          On August 31, 1994, the Company funded $150.0 million of a $176.0 million loan commitment to provide permanent financing to Litchfield Asset Management Corp. for 43 long-term care facilities (41 nursing homes, two retirement centers) with a total of approximately 5,430 beds located in Alabama, Colorado, Florida, Georgia, Idaho, Kansas, Kentucky, Louisiana, North Carolina, Tennessee, Texas and West Virginia (the "Litchfield Facilities") and leased by a wholly-owned subsidiary of IHS. The leases on the retirement centers have been assigned-with NHI's consent-to a newly formed public company, Integrated Living Communities. IHS remains as a lease guarantor, however. The initial $150 million of the loan was used for the repayment of existing debt and the buyout of certain limited partnership interests in the Litchfield Facilities. The remaining amount is available for subsequent advances in annual amounts equal to the smaller of three times the increase in the contribution margin
(as defined in the Loan Agreement) or $3.7 million. The loan bears interest at the rate of 10.75% on the initial draw and the greater of 10.75% or the 10-year Treasury Notes rate plus 500 basis points per annum on each subsequent draw. The term of the loan is the earlier of twelve months prior to the lease termination date or ten years, and the loan is amortized over 25 years. The loan provides an annual payment escalator equal to the greater of 3% of the increase in gross revenue from the base year, or the increase in the Consumer Price Index (CPI), with the period ended August 31, 1996 as the base year. The escalator will commence with the quarter beginning September 1, 1996. The loan may not be prepaid for the first three years and has a prepayment penalty of 4% until the second year prior to maturity, at which time the prepayment penalty is reduced to 2% until the last year of the lease term at which time the prepayment penalty is eliminated.

          The leases on all 43 facilities are guaranteed by IHS. The lessees are required to make an initial capital improvement of $9.5 million, which was substantially funded by December 31, 1995, and has committed on an ongoing basis to spend at least
$300 per bed per year on capital improvements. Each of the leases was entered into as of August 31, 1994 and each has a seven year term, which may individually be extended for additional lease years for a minimum period of one (1) year and a maximum period of five (5) years, based upon the tenant's exercise of its right to receive incentive fees pursuant to a participation agreement. Each lease is also renewable at the tenant's option for one seven (7) year period and three successive five (5) year periods thereafter. The rent for the first three (3) lease years is the amount equal to that particular facility's debt service amount. In addition to the first mortgage lien on all 43 facilities, the loan is further secured by the lease payments, a letter of credit representing six months principal and interest, all equipment, personal property, accounts, general intangibles, contract rights, inventory and debt service reserve. The Company has the right to approve any lessee, sublease or management company for any of the Litchfield Facilities. During 1996 all operating covenants improved to the point that IHS exercised its right to extend its lease for an additional year and increased the outstanding loan by $3,700,000. At December 31, 1996, the outstanding balance on the loan to IHS was $138.7 million and 19% of the Company's real estate assets were operated by IHS.


MARRIOTT SENIOR LIVING

          In August 1996, the Company purchased four existing assisted living/nursing home complexes from Marriott International in a $52 million transaction. The projects, which consist of 413 assisted living units and 99 nursing home beds are located in New
Jersey, Florida, and Texas. Marriott Senior Living Services, a wholly owned subsidiary of Marriott International, in turn leased the facilities from the Company for an initial term of twenty years with a fifteen year renewal option. In addition to the base lease rate, Marriott will pay an additional lease amount annually based upon a factor of seven to nine percent of the gross revenues of the projects. Until the projects are substantially occupied and producing a covenanted debt coverage ratio, the parent company guarantees the lease payment.


NHC MASTER AGREEMENT TO LEASE

          The Master Agreement to Lease (the "Master Agreement") with NHC regarding 40 nursing homes and three retirement centers, sets forth certain terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases").
The Leases are for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only.
During the initial term and the first renewal term (if applicable), NHC is obligated to pay annual base rent for the respective Health Care Facilities aggregating $15.2 million plus additional rent described below. During the second renewal term, NHC is required to pay annual base rent based on the then fair market rental of the property as negotiated at that time between NHC and the Company. The Master Agreement also obligates NHC to pay as additional rent under each Lease all payments of interest and principal and other payments due under each mortgage to which the conveyance of the respective Health Care Facility to the Company was subject or any refinancing of mortgage debt that matures or is required to be paid in its entirety during the term of the Lease. In addition, in each year after 1992 (the first full calendar year of the term of the Master Agreement), NHC is obligated to pay percentage rent to the Company equal to 3% of the amount by which gross revenues of each NHC leased Health Care Facility in such later year exceeds the gross revenues of such Health Care Facility in 1992. NHC paid $1.7 million as percentage rent for 1996.

          The Master Agreement is a "triple net lease", under which NHC is responsible to pay all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, constituting a part of the Health Care Facilities) and other charges relating to the ownership and operation of the Health
Care Facilities. NHC is obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to the full replacement costs thereof, insurance against boiler explosion and similar insurance, flood insurance if the land constituting the Health Care Facility is located within a designated flood plain area and to maintain specified minimal personal injury and property damage insurance, protecting the Company as well as NHC at such Health Care Facility. NHC is also obligated to indemnify and hold harmless the Company from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify the Company against, all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility with respect to, each Health Care Facility leased by NHC.


REPAYMENTS

          Although NHI structures its first mortgages with a declining prepayment penalty commencing at 10%, the Company experienced material loan prepayments in 1996. Although approximately $96 million was prepaid, all proceeds have been reinvested in other long term investments.


COMMITMENTS

          Excluding the Litchfield Facilities (See "Litchfield-Integrated Health Services, Inc."), the Company has received commitment fees to make loans and to fund construction in progress to third parties for $87.4 million. Commitments include construction financings which have closed but which have not been fully funded as of December 31, 1996 and also investment amounts for which the Company has received a commitment fee but which have not been funded as of December 31, 1996.

          The following table sets forth certain information regarding the Company's commitments as of December 31, 1996.

                    No. of
                    Facil-            Commitments
Facility Type       ities     Current   Future     Total
                                          (in thousands)
Long-term care        5       $22,437    $14,900  $ 37,337
Retirement Centers    1         2,242        ---     2,242
Medical office bldgs  2         7,450        ---     7,450
Assisted Living      13        34,004     25,000    59,004
                     --        ------     ------   -------
Commitments          21       $66,133    $39,900  $106,033


SOURCES OF REVENUES

          GENERAL.   The Company's revenues are derived primarily from
mortgage interest income and rental income. During 1996, mortgage interest income equaled $62.5 million of which all except $.4 million was from non-NHC borrowers. Rental income totaled $34.6 million, 82% of which was from properties operated by NHC. The interest and rental payments are primarily derived from the operations of the Health Care Facilities. The source and amount of revenues from such operations are determined by (i) the licensed bed or other capacity of the Health Care Facilities,
(ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care
Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care
Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

          Governmental and popular concerns regarding health care costs may result in significant reductions in payments to health care facilities, and there can be no assurance that future payment rates for either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of the Company's health-related lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their lease or debt payments to the Company. Failure of the lessees or borrowers to make their lease or debt payments would have a direct and material adverse impact on the Company.

          MEDICARE AND MEDICAID. A significant portion of the revenue of the Company's lessees and borrowers is derived from governmental-funded reimbursement programs, such as Medicare and Medicaid.

          Medicare is a federal health insurance program under the Social Security Act for individuals age 65 and over and certain chronically disabled individuals. In recent years, there have been fundamental changes in the Medicare program which have resulted in reduced levels of payment for a substantial portion of health care services.

          Medicaid is a joint federal and state program designed to provide medical assistance to "medically indigent persons".
These programs are operated by state agencies which adopt their own medical reimbursement formula and standards, and rates and covered services vary from state to state. However, in many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to those patients.

          The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law.
Moreover, health care facilities have experienced increasing pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

          GOVERNMENTAL FUNDING OF MEDICARE AND MEDICAID. At the time that this is written, neither the President nor the United States
Congress have outlined or proposed amendments in Medicare and Medicaid.

          Several important changes to the Medicare payment system were proposed during 1996, but have not yet been acted upon.
They include:

          (1) A change to a prospective payment system (PPS). A PPS could eliminate the differential between the hospital based skilled nursing facilities (SNFs) and freestanding SNFs. Because of inherently lower costs, freestanding SNFs should be able to continue to attract higher acuity patients in this environment with a potential loss of those patients from the acute care side.

          (2) Limitations on ancillary reimbursement will be facility specific which will be based upon 1994 "reasonable" costs standard and will be indexed by 1997. Efficient operators that can improve outcomes for higher acuity Medicare patients should be able to recover substantially all of their costs.

          (3) A freeze on routine cost payments and a reduction in capital payments will place a premium on cost controls and efficient delivery of services. For Medicare purposes, both the President's 1996 proposed bill and the 1996 Congressional Budget Reconciliation Bill propose shifting the actual administration of Medicaid and other Welfare programs from the Federal government to the 50 states. Although both bills contained language endeavoring to protect existing Medicaid programs, each state government would be assessing their citizens' needs and allocating their limited resources accordingly. Again, efficient operators and operators with a significant market share within states will probably be less effected with these changes than single facility providers.

          Although it is clear that there will be a reduction in the growth of governmental revenues for Medicare and Medicaid, NHI and similar financial institutions believe that their position as either lessee or first mortgage holder is protected by sufficient revenue base so that it does not anticipate the creation of problem or defaulting loans due to these cuts.

          LICENSURE AND CERTIFICATION. The health care industry is highly regulated by federal, state and local law, and is directly affected by state and local licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements, and other such laws, regulations and rules. Sanctions for failure to comply with these regulations and laws include (but are not limited to) loss of licensure, fines, and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties.
The failure of any lessee or borrower to comply with such laws, requirements and regulations could affect its ability to operate the facility or facilities and could adversely affect such lessee's or borrower's ability to make lease or debt payments to the Company.

          In the past several years, due to rising health care costs, there has been an increased emphasis on detecting and eliminating fraud and abuse in the Medicare and Medicaid programs. Payment of any consideration in exchange for referral of Medicare and Medicaid patients is generally prohibited by federal statute, which subjects violators to severe penalties, including exclusion from the Medicare and Medicaid programs, fines, and even prison sentences. In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers. In addition, legislation has been adopted at both state and federal levels which severely restricts the ability of physicians to refer patients to entities in which they have a financial interest.

          It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referral, will continue in future years. Certain of the Company's investments are with lessees or borrowers which are partially or wholly owned by physicians. In the event that any lessee or borrower were to be found in violation of laws regarding fraud and abuse or self-referral, that lessee's or borrower's ability to operate the facility as a health care facility could be jeopardized, which could adversely affect the lessee's or borrower's ability to make lease or debt payment to the Company and thereby adversely affect the Company.

          CERTIFICATES OF NEED. Certain Health Care Facilities in which the Company invests are also generally subject to state statutes which may require regulatory approval, in the form of a certificate of need ("CON") prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. The Company cannot predict the impact of regulatory changes with respect to CON's on the operations of the Company's lessees and mortgagees.


INVESTMENT POLICIES

          The Company's investment objectives are (i) to provide current income for distribution to its stockholders through investments primarily in health care related facilities, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of its portfolio properties, and (iii) to preserve and protect stockholders' capital. There can be no assurance that these objectives will be realized. It is not the present intention of the Company to sell its properties and reinvest in other investments for the purpose of realizing gains resulting from the appreciation of value of those properties; the Company, however, in the future would consider selling properties in the event circumstances should arise which would make a sale advisable or attractive.

          The Company intends to seek further health care related investment opportunities and to provide lease or mortgage financing for such investments with additional capital, possibly including debt, from public or private sources. The Company plans to continue its goal of maintaining a one to one ratio of debt to shareholder's equity. The Company will be competing with health care providers and investors, including other real estate investment trusts, for additional health care related investments. In evaluating potential investments, the Company expects to consider such factors, as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to the Company's investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities,
(vi) the quality, experience and creditworthiness of the management operating the facilities located on the property; and
(vii) the mix of private and government sponsored patients.
There can be no assurances that these intentions will be realized.

          The Company will not, without the prior approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer, or employee of NHC or the Company, or any affiliate thereof, as the case may be, any of the assets or other property of the Company. The Company's Credit Agreements limit the amount of investment in any one borrower to 25% of the Company's assets, except for investments in NHC which is limited to 35% of the Company's assets. As of December 31, 1996, investments in NHC totaled approximately 19% and investments to Litchfield totaled approximately 19%. The Company is unable to predict the extent to which it will engage in activities with NHC or any other operator within these limits.

          The Board of Directors, without the approval of the stockholders, may alter the Company's investment policies if they determine that such a change is in the best interests of the Company and its stockholders. The methods of implementing the Company's investment policies may vary as new investment and financing techniques are developed or for other reasons.

          The Company may incur additional indebtedness in the future to make investments in health care related facilities when it is advisable in the opinion of the Board of Directors. The Company may negotiate other lines of credit, or arrange for other short or long term borrowings from banks, NHC or otherwise. The
Company has and may arrange for long term borrowings from institutional investors or through public offerings. The Company has invested and may in the future invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or REMIC investments.


ADVISORY AGREEMENT

          The Company entered into the Advisory Agreement on October 17, 1991 with NHC as "Advisor" under which NHC provides management and advisory services to the Company during the term of the Advisory Agreement. The Company believes the Advisory Agreement benefits the Company by providing it access to NHC's extensive experience in the ownership and management of long-term care facilities and retirement centers. Under the Advisory Agreement, the Company engaged NHC to use its best efforts (a) to present to the Company a continuing and suitable investment program consistent with the investment policies of the Company adopted by the Board of Directors from time to time; (b) to manage the day-to-day affairs and operations of the Company; and
(c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Advisory Agreement, NHC is subject to the supervision of and policies established by the Company's Board of Directors.

          The Advisory Agreement was initially for a stated term which expired December 31, 1996. The Agreement is now on a year to year term. Either party may terminate the Advisory Agreement at any time on 90 days notice, and the Company may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation in a base amount of $1.6 million, payable in monthly installments of $135,417. Under the Advisory Agreement, the Company reimburses NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For
1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In
1996, the annual compensation under the Advisory Agreement was $3.1 million.

          Pursuant to the Advisory Agreement, NHC manages all of the day-to-day affairs of the Company and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to the Company. The Advisory Agreement further provides that the Company shall pay the expenses incurred with respect to and allocable to the prudent operation and business of the Company including any fees, salaries, and other employment costs, taxes and expenses paid to directors, officers and employees of the Company who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, the Company does not have any officers or employees who are not also employees of NHC. The Company's two executive officers, Mr. Adams and Mr. LaRoche are employees of NHC and all of their fees, salaries and employment costs are paid by NHC.

          In addition, although not specifically provided for in the Advisory Agreement, during 1993 the Company granted stock options to purchase a total of 100,000 shares of Common Stock for the benefit of various NHC employees and outside directors of NHC who provided services to the Company. An additional 100,000 shares were granted as options to various NHC employees and outside directors in 1995. Additionally, the Company has implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to benefit from a Company guaranty on up to $100,000 per year of loans made from commercial banking institutions, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5.0 million.
Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table on page 41 indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 1996. The total outstanding as of December
31, 1996 is $1.9 million.


FEDERAL INCOME TAX

          The Company believes that it has operated its business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and the
Company intends to continue to operate in such a manner, but no assurance can be given that the Company will be able to qualify at all times. If the Company qualifies as a REIT, it will generally not be subject to federal corporate income taxes on its net income that is currently distributed to its stockholders.
This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends.


ITEM 2.   PROPERTIES

                         NHI PROPERTIES

LONG TERM CARE
Center                             City                Beds
ALABAMA
Hanover House Nursing Center       Birmingham           80
NHC HealthCare, Anniston           Anniston            151
NHC HealthCare, Moulton            Moulton             136

ARIZONA
The Arbors Health Care Center      Camp Verde          120
Pueblo Notre Nursing               Show Low            100
Rio Verde Health Care Center       Cottonwood          100
Royal Sun West Care Center         Avondale            120

COLORADO
Amberwood Court                    Denver               88
Brookshire House                   Denver               79
Brookside Inn                      Castle Rock         120
   (under construction)
Cheyenne Mountain Nursing Center   Colorado Springs    180
Christopher House                  Wheat Ridge          75
Mesa Manor Nursing Home            Grand Junction       98
Pikes Peak Manor                   Colorado Springs    210
Pueblo Manor Nursing Home          Pueblo              151

FLORIDA
Alachua Nursing Home               Gainesville         120
Bay St. Joseph Care Center         Port St. Joe        120
Bear Creek Nursing Center          Hudson              120
Brighton Gardens of Maitland       Maitland             39
Brighton Gardens of W. Palm Beach  West Palm Beach      30
Brooksville Nursing Manor          Brooksville         180
Cypress Cove Care Center           New Port Richey     120
Eustis Manor                       Eustis              138
Fort Myers Care Center             Fort Myers          107
Franco Nursing                     Miami               120
Hampton Court Health Care Center   North Miami Beach   120
Health Care Center at
   Mercy Hospital                  Miami               120
Heather Hill Nursing Home          Crystal River       120
Heritage Park of Bradenton         Bradenton           120
Huber Restorium                    St. Petersburg       96
King David Center                  West Palm Beach     191
Lake Park - Madison                Lake Park            79
Lanier Manor                       Jacksonville        120
Medic-Ayers Nursing Center         Trenton             120
Metro-West Health Center           Ocoee               120
   (under construction)
Miracle Hill Nursing & Conval.     Tallahassee         120
   (under construction)
NHC HealthCare, Hudson             Hudson              180
NHC HealthCare, Merritt Island     Merritt Island      120
NHC HealthCare, Plant City         Plant City          171
NHC HealthCare, Stuart             Stuart              106
Oakview Nursing                    Williston           180
Oaks of Kissimmee                  Kissimmee            59
Orange Park Care Center            Orange Park         105
Osceola Health Care Center         St. Cloud           120
Palm Bay Care Center               Palm Bay            119
Port Charlotte Care Center         Port Charlotte      164
Royal Oak Nursing Center           Dade City           120
Sebring Care Center                Sebring             104
The Shores Nursing Center          Bradenton            21
Wakulla Manor                      Crawfordville       120
Winter Park Care Center            Winter Park         103

GEORGIA
Ashton Woods                       Dekalb County       157
Forest Lake Manor                  Augusta             100
Heritage Convalescent Center       Atlanta             180
Jennings Health Care Center        Augusta             100
Meadowbrook Nursing Center         Tucker              100
Moss Oaks Health Care Center       Pooler              122
Rossville Convalescent Center      Rossville           112
Shoreham Convalescent Center       Marietta            154
West Lake Manor                    Augusta             100

IDAHO
Capital Care Center                Boise               215
Grangeville Care Center            Grangeville          64
Sunny Ridge Care Center            Nampa               185

KANSAS
Bethesda Nursing Center            Chanute              90
Country Club Home                  Council Grove       100
Great Bend Manor                   Great Bend          160
Green Meadows Nursing Center       Haysville           150
Hammond Holiday Home               Larned              100
Northeast Nursing Center           Wichita             116
Royal Terrace Nursing              Olathe              147
Sedgwick Convalescent Center       Sedgwick             95

KENTUCKY
Mayfair Manor Nursing Center       Lexington           100
NHC HealthCare, Dawson Springs     Dawson Springs       80
NHC HealthCare, Glasgow            Glasgow             206
NHC HealthCare, Madisonville       Madisonville         94

LOUISIANA
Centenary Heritage Manor           Shreveport          101
East Haven Care Center             New Orleans         260
Fountain View Nursing Home         Springhill          153
Heritage Manor of Abbeville        Abbeville           120
Heritage Manor of Alexandria       Alexandria           56
Heritage Manor of Gonzales         Gonzales            124
Heritage Manor of Kaplan           Kaplan              120
Heritage Manor of Lafayette        Lafayette            60
Heritage Manor of Many I           Many                128
Heritage Manor of Many II          Many                 60
Heritage Manor of Marrero          Marrero              60
Heritage Manor of New Iberia North New Iberia          121
Heritage Manor of New Iberia South New Iberia           80
Heritage Manor of Shreveport       Shreveport           86
Heritage Manor of Thibodaux        Thibodaux            58
Heritage Manor of Vivian           Vivian               80
Jackson Manor                      Jonesboro            84
Meadowview Nursing Home            Minden              230
Pierremont Heritage Manor          Shreveport          196

MARYLAND
Windsor Ridge Nursing and
   Rehabilitation Center           Rockville           120

MISSOURI
Charleviox Nursing Center          St. Charles         142
Clayton House Healthcare           Clayton             282
Columbia House Healthcare          Columbia            141
Florissant Nursing Center          Florissant          120
Heritage Manor of Springfield      Springfield         102
Hunter Acres Nursing Center        Sikeston            116
Medicenter-Springfield             Springfield         168
NHC HealthCare, Desloge            Desloge             120
NHC HealthCare, Joplin             Joplin              126
NHC HealthCare, Kennett            Kennett             160
NHC HealthCare, Maryland Heights   St. Louis           220
NHC HealthCare, St. Charles        St. Charles         120
Oak View Living Center             Jefferson City      120
Ozark Nursing Center               West Plains         120
Spanish Lake Nursing Center        Florissant          120
Tradition House Healthcare         Joplin               92

NEW JERSEY
Brighton Gardens of Edison         Edison               30

NORTH CAROLINA
Hawthorne Nursing Center           Charlotte           142

NEW HAMPSHIRE
The Courville at Nashua            Nashua              100
Epsom Manor, Inc.                  Epsom               108
Maple Leaf Health Care Center      Manchester          114
Villa Crest, Inc.                  Manchester          165

OHIO
The Riverside                      Dayton              200
Wood Glen Nursing Center           Dayton              148

PENNSYLVANIA
Briarcliff Pavilion for
   Special Care                    N. Huntingdon       225
Kade Nursing Home                  Canton Township     100
Nipple Convalescent Center         Liverpool            37

SOUTH CAROLINA
Anne Maria Nursing Home            North Augusta       132
NHC HealthCare, Anderson           Anderson            290
NHC HealthCare, Greenwood          Greenwood           152
NHC HealthCare, Laurens            Laurens             176
Orangeburg Nursing Center          Orangeburg           88

TENNESSEE
Donelson Healthcare Center         Nashville           124
Fentress County Nursing Home       Jamestown           130
Greenville West Health Care Center Greenville          144
NHC HealthCare, Athens             Athens               96
NHC HealthCare, Chattanooga        Chattanooga         212
NHC HealthCare, Columbia           Columbia            120
NHC HealthCare, Dickson            Dickson             217
NHC HealthCare, Franklin           Franklin             84
NHC HealthCare, Hendersonville     Hendersonville      107
NHC HealthCare, Hillview           Columbia             98
NHC HealthCare, Johnson City       Johnson City        179
NHC HealthCare, Knoxville          Knoxville           152
NHC HealthCare, Lewisburg          Lewisburg            95
NHC HealthCare, McMinnville        McMinnville         142
NHC HealthCare, Milan              Milan               129
NHC HealthCare, Nashville          Nashville           133
NHC HealthCare, Oakwood            Lewisburg            62
NHC HealthCare, Pulaski            Pulaski              95
NHC HealthCare, Scott              Lawrenceburg         62
NHC HealthCare, Sequatchie         Dunlap               60
NHC HealthCare, Smithville         Smithville           76
NHC HealthCare, Somerville         Somerville           84
NHC HealthCare, Sparta             Sparta              150
NHC HealthCare, Springfield        Springfield         112
Pickett County Nursing Home        Byrdstown            63
Rivermont Convalescent and
   Nursing Center                  South Pittsburg     165
Standing Stone Nursing Home        Monterey            115
Sycamore View Nursing Home         Memphis             130

TEXAS
Bonham Nursing Center              Bonham               65
Canterbury Villa of Falfurrias     Falfurrias           98
Canterbury Villa of Kingsville     Kingsville          194
Columbus Care Center               Columbus            134
Denison Manor                      Mt. Vernon           71
Heritage Manor of Iowa Park        Iowa Park            77
Heritage Manor of Plainview        Plainview           109
Midwestern Parkway Heritage Manor  Wichita Falls       120
Shoreline Health Care Center       Taft                200
Terrell Care Center                Terrell              94
Terrell Convalescent Center        Terrell             129
Terry Haven Nursing Center         Mt. Vernon           65
Willis Convalescent Center         Willis              114
Willow Bend Care Center            Mesquite            251

VIRGINIA
Brian Center of Alleghany          Low Moor             60
Brian Center of Bastian            Bastian              60
Brian Center of Fincastle          Fincastle            60
Maple Grove Health Care            Lebanon              60
NHC HealthCare, Bristol            Bristol             120
The Springs Nursing Center         Hot Springs          60
Willow Creek Health Care Center    Midlothian          120

WASHINGTON
Greenwood Park Care Center         Seattle             151
Highline Care Center               Seattle              86
Park Ridge Care Center             Seattle             128
Park Rose Care Center              Tacoma              218
Park West Care Center              Seattle             152
Sehome Park Care Center            Bellingham          137

WEST VIRGINIA
Jefferson Manor Nursing Home       Charlestown         126


ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital            Jackson              55

LOUISIANA
Doctors Hospital                   Metarie             138
University Rehab Hospital          New Orleans         106


MEDICAL OFFICE BUILDINGS
                                                       Square
Center                             City                Footage
------                             ----                -------
ARIZONA
North Valley Medical Center        Scottsdale          80,000

FLORIDA
North Okaloosa                     Crestview           27,017

KENTUCKY
Scott Hospital                     Georgetown          24,824

LOUISIANA
Women's & Children's               Lafayette           30,000

TENNESSEE
Murfreesboro Medical Clinic        Murfreesboro        77,801
                                under construction     45,000

TEXAS
Bellaire Medical Plaza             Bellaire            59,622
Pasadena                           Pasadena            61,500

UTAH
Pioneer Valley                     Salt Lake City      69,000

WASHINGTON
Capital Medical Office Building    Olympia             67,152

RETIREMENT CENTERS

Center                             City                Beds
------                             ----                ----
COLORADO
Cheyenne Place Retirement Center   Colorado Springs    110

FLORIDA
The Shores Nursing Center          Bradenton           270

MISSOURI
Lake St. Charles Retirement Center St. Charles         168

NEW HAMPSHIRE
Heartland Place                    Epsom                80
Villas at Nashua                   Nashua                2

TENNESSEE
Parkwood Retirement Center         Chattanooga          36
Colonial Hill Retirement Center    Johnson City        132

TEXAS
Remington Retirement Community     Corpus Christi       60

ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED

Center                             City                Beds
------                             ----                ----
FLORIDA
19th Street Group Home             Gainesville           6
107th Place Group Home             Belleview             6
Bessent Road Group Home            Starke                6
Brighton Gardens of Maitland       Maitland            102
Brighton Gardens of W. Palm Beach  West Palm Beach     104
Coletta Drive Group Home           Orlando               6
Frederick Avenue Group Home        Daytona Beach         6
High Desert Court Group Home       Jacksonville          6
McFarland Avenue Group Home        Lake City             6
Naples Court Group Home            Jacksonville          6
Plaza Oval Group Home              Casselberry           6
Ruleme Apartments                  Eustis               31
Rosewood Group Home                Ormond Beach          6
Second Street Group Home           Ocala                 6
Somerset on Lake Saunders          Tavares              54
Suffridge Drive Group Home         Bonita Springs        6
Tunis Street Group Home            Jacksonville          6
Walnut Street Group Home           Starke                6

GEORGIA
Shoreham Convalescent Center       Marietta             24

NEW HAMPSHIRE
Aynsley Place, Inc.                Nashua               46
Carlyle Place, Inc.                Bedford              40

NEW JERSEY
Brighton Gardens of Edison         Edison               98

TENNESSEE
717 Cheatam Street                 Springfield           8
305 West Hillcrest Drive           Springfield           8
307 West Hillcrest Drive           Springfield           8

TEXAS
Brighton Gardens of Preston Road   Dallas              109
Remington Retirement Community     Corpus Christi       30
   (under construction)


            REAL ESTATE MORTGAGE INVESTMENT CONDUITS

20.0% participating interest       25 Properties       3,554
 5.2% participating interest       36 Properties       4,784

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not subject to any pending litigation. The Health Care Facilities are subject to claims and suits in the ordinary course of business. The Company's lessees and mortgagees have indemnified and will continue to indemnify the Company against all liabilities arising from the operation of the Health Care Facilities, and will indemnify the Company against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on the Company or its operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of the Shareholders was held on March 21, 1996.

          (b)  Matters voted upon at the meeting are as follows:

          PROPOSAL NO. 1: Election of W. Andrew Adams to serve as director for a term of three years or until his successor has been fully elected and qualified. Other directors whose terms of office continue are Mr. Ted Welch; Mr. Richard F. LaRoche, Jr., and Mr. Robert T. Webb.

                                                 % of Total
                                             Outstanding Shares
               For       Against   Abstain   Voting   Voting For
          16,812,890       -0-     39,022    81.59%    81.13%

          PROPOSAL NO. 2: Election of Jack Tyrrell to serve as director for a term of three years or until his successor has been fully elected and qualified. Other directors whose terms of office continue are Mr. Ted Welch; Mr. Richard F. LaRoche, Jr.; and Mr. Robert T. Webb.

                                                 % of Total
                                             Outstanding Shares
               For       Against   Abstain   Voting    Voting For
          16,814,849       -0-     37,063    81.59%      81.14%

          PROPOSAL NO. 3:     Ratify the appointment of Arthur
          Andersen LLP as the Company's independent accountant.

                                                 % of Total
                                             Outstanding Shares
               For       Against   Abstain   Voting    Voting For
          16,851,912     17,632    41,822    81.59%      81.31%


                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

          On October 16, 1996, the NHI Board of Directors, pursuant to powers granted by NHI's charter, changed the limit on the percentage of ownership which any person may have in the outstanding common stock of NHI from a limit of 7.0% (as passed on October 17, 1995) to a limit of 9.9%. The limit on ownership of any other class of stock (including issues convertible into common stock) remain at 9.9% of the outstanding stock.

          In order to qualify for the beneficial tax treatment accorded to a REIT, the Company must make quarterly distributions to holders of its Common Stock equal on an annual basis to at least 95% of the Company's REIT taxable income (excluding net capital gains), as defined in the Code. Cash available for distribution to stockholders of the Company is primarily derived from interest payments received on its mortgages and from rental payments received under the Company's leases. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the cash flow and earnings of the Company, its financial condition, bank covenants contained in its financing documents and such other factors as the Board of Directors deems relevant. The Company's REIT taxable income is calculated without reference to its cash flow. Therefore, under certain circumstances, the Company may not have received cash sufficient to pay its required distributions.


COMMON STOCK MARKET PRICES AND DIVIDENDS

The Company's common stock is traded on the New York Stock Exchange under the symbol NHI. The closing price for NHI stock on Tuesday, February 21, 1997 was $38.625. As of December 31, 1996, there were approximately 2,100 holders of record of shares and the Company estimates that as of such date there were in addition in excess of 18,000 beneficial owners of the shares.

High and low stock prices and dividends for the last two years were:


                                1996                          1995
               ------------------------------------   -------------------------
                                    Cash                          Cash
                  Sales Price     Dividends     Sales Price     Dividends
Quarter Ended    High      Low     Declared    High      Low     Declared
                ------    ------   --------  -------   -------   --------
March 31       $34.125   $31.750      .70    $26.500   $23.000     $.62
June 30         34.500    30.500      .70     27.625    24.875      .62
September 30    34.125    31.500      .70     30.375    26.500      .67
December 31     38.000    33.000      .74     33.750    29.375      .70


ITEM 6.   SELECTED FINANCIAL DATA

          The following table represents financial information with respect to the Company for the five years ended December 31, 1996. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

                                    NATIONAL HEALTH INVESTORS, INC.
                                        SELECTED FINANCIAL DATA
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Year Ended December 31            1996          1995           1994           1993           1992
Net revenues                  $    99,429    $   87,924     $   70,850     $   49,552     $   39,369
Net income                         67,164        49,692         38,880         24,366         13,325
Net income per share
  Primary                     $      2.92    $     2.63     $     2.35     $     1.95     $     1.60
  Fully Diluted                      2.80          2.49           2.28           1.95           1.60

Mortgages and other
  investments                 $   555,791    $  507,768     $  508,135     $  303,979     $  145,713
Real estate properties, net       184,255       123,195        118,152        113,376        102,908
Total assets                      751,097       641,916        635,423        427,748        259,286
Long Term Debt                    160,008       141,103         90,210        110,967        113,844
Credit Facilities                  59,000        31,750        193,944         76,700         18,674
Convertible subordinated
  debentures                       90,735        82,316        102,840        121,613         20,566
Total stockholders' equity        409,683       356,981        223,879        100,606         92,611

Common shares outstanding      23,474,751    20,535,014     14,047,563     12,762,117     12,213,270
Weighted average common shares
  Primary                      21,938,631    16,396,403     13,245,521     12,509,881      8,341,221
  Fully Diluted                27,235,652    22,822,642     20,839,196     16,412,296     13,083,938

Common dividends declared
  per share                   $     2.840    $    2.610     $    2.380     $    2.175     $    2.045


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Overview


     National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of December 31, 1996, NHI had interests in net real estate owned, mortgage investments and REMIC investments totaling $740.0 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

     As of December 31, 1996, the Company has investments in 249 health care facilities located in 25 states consisting of 204 long-term care facilities, three acute care hospitals, nine medical office buildings, eight assisted living facilities, eight retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $519.2 million aggregate principal amount of loans to 47 borrowers and $184.2 million of purchase leaseback transactions with seven lessees and $36.6 million invested in REMIC pass through certificates backed by first mortgage loans to five operators. Of these 249 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC. (NHC is the Company's investment advisor.) Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 19.1% of total invested assets on December 31, 1996.

     At December 31, 1996, 72.1% of the total invested assets of the health care facilities were operated by public chain operators, 20.0% by private chain operators, and 7.9% by small operators.


Liquidity and Capital Resources

Sources and Uses of Funds

     During 1996, NHI has strengthened its capital structure by receiving an investment grade rating for its senior unsecured debt, by obtaining longer term and lower cost debt, by issuing additional convertible debt and as a result of the conversions of convertible debentures to common equity. NHI's debt as a percentage of capitalization is at a near all-time low and the Company is in excellent position to grow by making additional investments in 1997.

     NHI has generated net cash from operating activities during 1996 in the amount of $76.7 million. The funds were used along with $2.6 million proceeds from the sale of common stock, $255.7 million of proceeds from new borrowings of long-term debt, $57.7 million proceeds from the issuance of convertible subordinated debentures and $105.1 million received from the prepayment and collection of mortgage notes receivable to make additional investments in income producing loans and real estate properties totaling approximately $221.0 million, to repay debt of $179.5 million and to pay dividends to stockholders of $64.5 million.

     During 1996, NHI has taken steps to further strengthen its capital structure. In September, 1996, NHI received an investment grade rating on its senior unsecured debt which lowered the cost on $200 million of bank debt. Duff & Phelps Credit Rating Co. assigned a BBB- debt rating citing NHI's stable cash flow provided by a diversified portfolio of investments in health care properties, moderate financial leverage, and a track record of growth and profitability.

     In June 1996, NHI renegotiated its $100 million revolving line of credit for a lower spread over LIBOR compared to what was previously available and also to extend the maturity date for the entire $100 million credit agreement to June, 1999. The amount available to be drawn on the line of credit was $41.0 million at December 31, 1996.

     In January 1996, NHI collected $53.6 million in proceeds from the sale of 7.75% convertible subordinated debentures. In January 1997, subsequent to our balance sheet date, NHI collected $58.5 million in proceeds from the sale of 7.0% convertible debentures. Throughout 1996, the Company's balance sheet was further strengthened by the conversion of $31.5 million of NHI's outstanding convertible preferred stock and $49.3 million of convertible debentures to common equity.

     During 1996, the Company received mortgage prepayments totaling $96.3 million. Proceeds were used to help reduce borrowing under the Company's $100 million revolving credit facility and to make new property and mortgage loan investments.

     At year end, debt as a percentage of total capitalization remains strong at 43%. The Company continues to be well positioned to take advantage of new investment opportunities.


Commitments

     At December 31, 1996, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $106.0 million in health care real estate projects, of which amount, approximately $66.1 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term health care centers, two medical office buildings, one retirement center, and 13 assisted living facilities all at rates ranging from 10% to 12%. Also included in the $106.0 million of commitments is an $18.6 million commitment on a loan which is secured by first mortgages on 43 long-term care centers. Draws on the $18.6 million commitment are limited to $3.7 million annually. In addition to the $106.0 million in commitments, NHI has entered into agreements to loan up to $18,900,000 in 1997 in connection with the early purchase of loans.

     Financing for current commitments and future commitments to others may be provided by borrowings under the Company's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, and the assumption of secured or unsecured indebtedness or by the sale of all or a portion of certain currently held investments.

     The Company believes it has sufficient liquidity and financing capability to finance future investments as well as repay borrowings at or prior to their maturity.


Results of Operations


Year Ended December 31, 1996 Compared to Year Ended December 31,
1995.

     Net income for the year ended December 31, 1996 is $67.2 million versus $49.7 million for 1995, an increase of 35.2%. Fully diluted earnings per common share increased $0.31 or 12.4% to $2.80 in the 1996 period from $2.49 in the 1995 period.

     Total revenues for the year ended December 31, 1996 increased $11.5 million or 13.1% to $99.4 million from $87.9 million in the year ended December 31, 1995. Revenues from mortgage interest income increased $8.6 million or 15.9% when compared to the same period in 1995. Revenues from rental income increased $2.5 million or 7.8% in the 1996 period as compared to the 1995 period. These increases resulted primarily from investments in additional facilities during the last 12 months and from the recognition of commitment fees.

     Total expenses for 1996 decreased $6.0 million or 15.6% to $32.2 million from $38.2 million for 1995. Interest expense decreased $6.7 million or 24.1% in 1996 as compared to 1995. Depreciation on real estate increased $0.8 million or 13.5% while amortization of loan and organization costs decreased $0.5 million or 31.9% when compared to 1995. General and administrative costs increased $0.3 million or 9.3%.

     The decrease in interest expense was due to decreased debt levels resulting from the lower average balances of credit facility debt and from the conversion of 7.375%, 7.75% and 10% convertible debentures to common stock. The decrease in interest expense was offset in part by the increased interest on 7.75% convertible debt, $45.0 million of which was issued in December, 1995 and $55.0 million of which was issued in January, 1996. Depreciation increased as a result of the Company's placing in service newly constructed assets in 1996 and 1995. General and administrative expenses increased due to increased administrative expenses and advisory fees to NHC.

Year Ended December 31, 1995 Compared to Year Ended December 31,
1994

     Net income for the year ended December 31, 1995 is $49.7 million versus $38.9 million for the same period in 1994, an increase of 27.8%. Fully diluted earnings per common share increased 21 cents or 9.2%, to $2.49 in 1995 from $2.28 in 1994.

     Fourth quarter, non-recurring expenses related to debt restructuring totaled $1.2 million or seven cents per share primary and five cents per share fully diluted on an annual basis. Of the $1.2 million in expenses, only $0.5 million was for cash items. Were it not for these one-time fourth quarter costs, net income for 1995 would be $50.9 million, a 30.8% increase over 1994. Without the non-recurring expenses, fully diluted net income per common share would be $2.54 per share for 1995, an 11.4% increase over 1994.

     Total revenues for the year ended December 31, 1995 increased $17.1 million or 24.1% to $87.9 million from $70.9 million for the year ended December 31, 1994. Revenues from mortgage interest income increased $12.0 million, or 28.7%, when compared to the same period in 1994. Revenues from rental income increased $4.7 million, or 17.2% in 1995 as compared to 1994. These increases resulted primarily from investments in additional facilities during 1995 and 1994.

     Total expenses for the 1995 twelve month period increased $6.3 million or 19.6% to $38.2 million from $32.0 million for the 1994 twelve month period. Interest expense increased $5.2 million or 23.4% in the 1995 twelve month period as compared to the 1994 period. Depreciation of real estate increased $0.8 million or 14.4% while amortization of loan and organization costs increased $0.3 million or 20.9% in 1995 when compared to 1994. General and administrative costs increased $0.1 million or 2.1%.

     The increase in interest expense is due primarily to higher average amounts borrowed in 1995 when compared to 1994. Interest expense in 1995 includes $0.7 million expensed in excess of cash paid related to debentures converted into common stock. Depreciation increased as a result of the Company placing newly constructed assets in service in 1995 and 1994.

Future Growth

     The Company expects increases in both mortgage interest income and rental income from the additional investments it has made in mortgage loans and owned facilities during 1996 and 1995 and from revenue participations and escalators the Company has negotiated in its mortgages and leases. Additionally, the Company expects to make new investments in health care facilities that would increase interest and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.

Impact of Inflation

     Inflation may affect the Company in the future by changing the underlying value of the Company's real estate or by impacting on the Company's cost of financing its operations.

     Revenues of the Company are primarily from long-term investments. Certain of the Company's leases require increases in rent income based upon increases in the revenues of the tenants. The Company has negotiated similar provisions in many of its mortgage notes receivable.

New Accounting Pronouncement

     In 1996, NHI adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The adoption of the provisions of these accounting pronouncements did not have a material impact on NHI's financial condition or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements are included as Exhibit 13 and are incorporated in this Item 8 by reference:

     a.   Report of Independent Public Accountants
     b.   Consolidated Balance Sheets
     c.   Consolidated Statements of Income
     d.   Consolidated Statements of Cash Flows
     e.   Consolidated Statements of Stockholders' Equity

     f.   Notes to Consolidated Financial Statements

     The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

                           1st       2nd       3rd       4th
                         Quarter   Quarter   Quarter   Quarter
1996
Net Revenues             $23,344   $23,887   $25,275   $26,923
Net Income                15,638    16,401    16,939    18,186
Fully Diluted
   Earnings Per Share       .670      .690      .710      .730

1995

Net Revenues             $21,834   $20,876   $22,469   $22,745
Net Income                11,121    11,661    13,519    13,391
Fully Diluted
   Earnings Per Share       .610      .620      .650      .610



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

MANAGEMENT

     The following table sets forth the directors and executive officers of the Company. Each executive officer of the Company is elected by the directors, serves at the pleasure of the Board of Directors and holds office until a successor is elected or until the earliest of resignation or removal. Directors hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. A director may be removed from office for cause only.
                                                       Director
                                                        Term
Name                Age       Position with Company    Expires

W. Andrew Adams     51        Director and President     1999
Richard F.
  LaRoche, Jr.      51        Director and Secretary     1998
Jack Tyrrell        50        Director                   1999
Robert T. Webb      52        Director                   1997
Ted H. Welch        63        Director                   1998

     W. Andrew Adams has been President and a director of the Company since its inception in 1991. Mr. Adams has also been President of NHC since 1974. He has served on the Multi-Facility Committee of the American Health Care Association, the trade association for long-term health care center companies. He has an M.B.A. from Middle Tennessee State University. Mr. Adams serves on the Board of Directors of David Lipscomb University in Nashville, Tennessee and on the Board of Directors of SunTrust Bank in Nashville, Tennessee.

     Richard F. LaRoche, Jr. has served as Vice President, Secretary and a director of the Company since its inception in 1991. Mr. LaRoche has also been General Counsel of NHC since 1971, Secretary of NHC since 1974 and Senior Vice President of NHC since 1986. He received a J.D. from Vanderbilt University and an A.B. from Dartmouth College. Mr. LaRoche is responsible for legal affairs, acquisitions and finance for both companies.

     Jack Tyrrell has served as a director of the Company since its inception in 1991. Mr. Tyrrell is a partner of Richland Ventures, L.P. and Richland Ventures, L.P. II, venture capital firms based in Nashville, Tennessee which were founded in May 1994 and September 1996. He also currently serves as a general partner of Lawrence, Tyrrell, Ortale & Smith and Lawrence, Tyrrell, Ortale & Smith, II, L.P., venture capital partnerships based in Nashville, Tennessee and New York, New York. Mr. Tyrrell serves as a director of Regal Cinemas, and Premier Parks, both of which are publicly held entities.

     Robert T. Webb has served as a director of the Company since its inception in 1991. Mr. Webb is the owner of commercial buildings and rental properties in the Middle Tennessee area, a subdivision developer, and a partner in commercial properties located in Rosslyn, Virginia and Phoenix, Arizona. Mr. Webb has been President and the sole owner of Webb's Refreshments, Inc. which has been in operation serving the Middle Tennessee area since 1976. Mr. Webb attended David Lipscomb College and received a B.A. in business marketing from Middle Tennessee State University in 1969.

     Ted H. Welch has served as a director of the Company since its inception in 1991. Mr. Welch has owned and operated income producing real estate (primarily office buildings) in the southeastern United States since 1976. From 1953 until 1971, Mr. Welch worked for the Southwestern Company where he became Executive Vice President. From 1971 to 1974, he served as the Commissioner of Finance and Administration for the State of Tennessee, in which capacity he was responsible for all construction and maintenance of State of Tennessee real property, along with being chief operating officer. Mr. Welch received a B.S. from the University of Tennessee at Martin and attended the Graduate School of Management at Indiana University. Mr. Welch is President and Chief Executive Officer of Eagle Communications. Mr. Welch serves on the Board of Directors of American Constructors, Inc.; First American National Bank, Nashville, Tennessee; Logan's Roadhouse, Inc.; and Southeast Service Corporation.

     The following employees of NHC have material involvement with the Company:

     Donald K. Daniel (Vice President and Controller) joined NHC in 1977 as Controller. He received a B.A. degree from Harding
University and an M.B.A. from the University of Texas. He is a certified public accountant.

     Kenneth D. DenBesten (Vice President/Finance) has served as Vice President/ Finance since 1992. From 1987 to 1992, he was employed by Physicians Health Care, most recently as Chief Operating Officer. From 1984 to 1986, he was employed by Health America Corporation as Treasurer, Vice President of Finance and Chief Financial Officer. Mr. DenBesten received a B.S. in business administration and an M.S. in Finance from the University of Arizona.

     David H. Jones (Assistant Vice President/Development) has been associated with NHI since 1991. He is responsible for initial investment review and presentation. Prior to that, he was employed by USAA for 14 years in positions ranging from programmer/analyst to acquisitions analyst in the real estate investments company during which time over 30 properties were closed totaling in excess of $200 million for various limited partnerships which were created. He has a B.S. in mathematics from Middle Tennessee State University and an M.B.A. from the University of Texas at San Antonio.

     Charlotte A. Swafford (Treasurer) has been Treasurer of NHC since 1985. She joined the Company in 1973 and has served as Staff Accountant, Accounting Supervisor and Assistant Treasurer. She has a B.S. degree from Tennessee Technological University.


ITEM 11.  EXECUTIVE COMPENSATION

     The Company's day to day operations are conducted by personnel provided by NHC. The Company does have two executive officers, both of whom are also officers of NHC. See "Business - Advisory Agreement". The following table sets forth certain information concerning the compensation of the Company's chief executive officer and the other executive officer of the
Company:

Summary Compensation Table

             Name and
          Principal Position       Year      Compensation

          W. Andrew Adams,         1996      $    (1)
          President and Director   1995       450,000
                                   1994       400,000

          Richard F LaRoche, Jr.   1996           (1)
          Vice President,          1995       225,000
          Secretary and Director   1994       200,000

(1)Allocated as part of the 1996 NHC performance bonus payment, amounts not yet determined.

     The compensations of Mr. Adams and Mr. LaRoche are set by the board of directors of the Managing Partner of NHC ("Managing Board") and are the obligations of NHC pursuant to the Advisory Agreement. Any compensation paid by the Company is credited against the Advisory fee paid to NHC. See "Business - Advisory Agreement". NHC's Managing Board is composed of J. K. Twilla, Olin O. Williams, W. Andrew Adams, Ernest G. Burgess, III, and Robert G. Adams.

     Mr. Adams and Mr. LaRoche also serve as Executive Officers of the Managing Partner of NHC.


DIRECTORS' COMPENSATION

     Directors not affiliated with NHC (Messrs. Welch, Tyrrell, and Webb) receive $2,500 for each meeting attended, plus reimbursement for any actual travel expenses. In addition, non-NHC affiliated directors are granted options to purchase 5,000 shares of Common Stock each year pursuant to the 1991 Stock Option Plan. See "Stock Option Plan" below.


STOCK OPTION PLAN

     The Company has adopted a 1991 Stock Option Plan (the "1991
Option Plan") which was amended by stockholders in 1994 authorizing a total of 400,000 shares of Common Stock reserved for issuance of incentive stock options qualifying under Section
422A of the Code and non-qualified stock options.

     The Stock Option Plan provides that the Executive Committee of the Board of Directors (composed of Messrs. Welch, Tyrrell and
Webb) or the full Board of Directors, subject to the express provisions of the Stock Option Plan, in its sole and absolute discretion, may grant options for a number of option shares, at the price and time, on the terms and conditions and to such eligible participants as it deems advisable and specifies in the respective grants. The Stock Option Plan permits options to be granted to all directors, officers and full-time employees of the Company or any of its subsidiaries, and requires that options be granted at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The 1991 Option Plan has been amended and restated by the Board of Directors and Shareholders to, among other things, provide for an automatic grant to each non-NHC affiliated director on March 4, 1993 of an option to purchase 5,000 shares of Common Stock and to increase the total number of shares reserved for issuance under the Stock Option Plan to 400,000. Each year thereafter, each non-NHC affiliated director is automatically granted an option to purchase 5,000 shares of Common Stock at the highest closing price on the date of the first annual meeting of shareholders each calendar year.

     The Stock Option Plan permits options to be exercised for cash or by surrender of shares of Common Stock of the Company valued at the then fair market value. During 1996, the Company granted options to purchase 15,000 shares to its non-NHC affiliated directors. During 1996, Mr. Adams exercised options to purchase 4,000 shares; Mr. LaRoche, 24,000 shares; Mr. Webb, 2,193 shares; Mr. Welch, 3,800 shares; and Mr. Tyrrell, no shares.


OPTIONS GRANTED IN 1996

     The table below provides certain information on grants of stock options to the executive officers and directors pursuant to the Company's 1991 Option Plan during the fiscal year ended
December 31, 1996. Although stock appreciation rights are available under the plan, none have been issued to date.

                                                                     Potential Realizable
                              Percent of                               Value at Assumed
                                Total        Exercise                   Annual Rates of
                              Options/SAR's  or Base                 Stock Price Appreciation
               Options/SAR's  Granted in     Price        Expiration  for Option Term (1)
Name            Granted (#)   Fiscal Year    ($/Share)    Date         5% ($)     10% ($)
----           -------------  -----------    ---------    ----        -------    -------
Ted H. Welch           5,000     33.3%     $33.500         3/20/01    $46,277   $102,260
Jack Tyrrell           5,000     33.3%      33.500         3/20/01     46,277    102,260
Robert T. Webb         5,000     33.3%      33.500         3/20/01     46,277    102,260
W. Andrew Adams          -0-       -0-         -0-            ---         -0-        -0-
Richard F. LaRoche, Jr.  -0-       -0-         -0-            ---         -0-        -0-
____________

<F1>(1)   Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option terms. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted.
          Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

1996 YEAR-END OPTION VALUES

     The following table summarizes certain information regarding stock options exercised during the fiscal year ended December 31, 1996 and stock options held as of December 31, 1996 by the Executive Officers and Directors. No SARs were held or exercised during fiscal 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES
                                                    Number of Shares
                            Shares               Underlying Unexercised   Value of Unexercised
                         Acquired on     Value      Options at Fiscal     In-the-Money Options
                           Exercise     Realized        Year-End           at Fiscal Year-End
Name                         (#)         ($)(1)            (#)                   ($)(2)
----                     -----------   --------- ----------------------    -------------------
W. Andrew Adams             4,000      $ 34,500          40,000              $482,000
Richard F. LaRoche, Jr.    24,000       149,500           8,000               102,000
Robert T. Webb              2,193        17,818           5,000                21,875
Ted H. Welch                3,800        28,175           9,000                71,875
Jack Tyrrell                  -0-           -0-          13,000               116,750
____________

<F1>(1)   Represents the difference between the exercise price and the last sales price of the Common stock on the date of exercise.

<F2>(2)   Value based on the last sales price per share ($37.875) of the
          Company's Common Stock on December 31, 1996, as reported on the
          New York Stock Exchange, less the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of December 31, 1996 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to own beneficially 5% or more of the outstanding shares, (b) by each director, and (c) by all executive officers and directors of the Company:


Names and Addresses           Number of Shares       Percentages of
of Beneficial Owners          Beneficially Owned(1)  Total Shares
--------------------          ---------------------  -------------
W. Andrew Adams(2)                  994,557           4.2%
1927 Memorial Blvd.
Murfreesboro, TN  37129

Richard F. LaRoche, Jr.(3)          290,505           1.2%
2103 Shannon Drive
Murfreesboro, TN  37129

Jack Tyrrell(4)                      15,586            *
3100 West End Avenue
Nashville, TN  37203

Robert T. Webb(5)                    33,450            *
149 MTCS Drive
Murfreesboro, TN  37129

Ted Welch(6)                         17,000            *
611 Commerce, 29th Floor
Nashville, TN  37219

Franklin Resources, Inc.          1,881,600           8.0%
777 Mariners Island Blvd.
San Mateo, CA  94404

Wasatch Advisors, Inc.            1,336,733           5.7%
68 South Main Street
Salt Lake City, UT  84101

All Executive Officers and
  Directors as a Group
  (5 persons)(7)                  1,351,098           5.8%
________________
*Less than 1%.

     (1) The percentages shown are based on 23,474,751 shares of Common Stock outstanding on December 31, 1996 plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange Act as disclosed by Vickers Stock Research Corporation.
     (2) Includes options to purchase 40,000 shares of Common Stock held by Mr. Adams.
     (3) Includes options to purchase 8,000 shares of Common Stock held by Mr. LaRoche.
     (4) Includes options to purchase 13,000 shares of Common Stock held by Mr. Tyrrell.
     (5) Includes options to purchase 5,000 shares of Common Stock held by Mr. Webb.
     (6) Includes options to purchase 9,000 shares of Common Stock held by Mr. Welch.
     (7)  Includes options to purchase 75,000 shares of Common
          Stock.

     The Charter contains certain limitations on the number of shares of the Company's stock that any one stockholder may own, which limitations are designed to ensure that the Company maintains its status as a REIT. This limitation (as amended) states that no person (as defined in the Code) may own directly or indirectly 9.9 percent or more of the Common Stock of the Company. Any shares of Common Stock in excess of such limits are deemed to be "Excess Common Stock". Excess Common Stock shall be deemed automatically to have been converted into a class separate and distinct from the class from which converted and from any other class of Excess Common Stock, each such class being designated "Excess Common Stock of [stockholder's name]". No Excess Common Stock may be voted, nor considered outstanding for the purpose of determining a quorum at any meeting of stockholders. Any dividends or other distributions payable upon the Excess Common Stock may, in the discretion of the Company, be paid into a non-interest bearing account and released to the stockholder only at such time as he or she ceases to be the holder of Excess Common Stock. The Company, upon authorization of the Board of Directors, may redeem any or all Excess Common Stock, and from the date of the giving of notice of redemption such shares shall cease to be outstanding and the stockholder shall cease to be entitled to dividends, voting rights and other benefits with respect to such shares. The redemption price will be based on the trading prices of the class of stock from which the Excess Common Stock being redeemed were converted, and is payable, without interest, only upon the liquidation of the Company. However, the Charter contains provisions under which the holder of Excess Common Stock may cause the Company to rescind such redemption by selling (and notifying the Company of such sale), within 30 days after notice of the redemption, a number of the shares of Common Stock held by such holder equal to the number of shares of Excess Common Stock. In addition, Excess Common Stock held by any holder may be converted back into shares of Common Stock if the holder sells such shares prior to their being called for redemption.

     Upon demand of the Company, each stockholder must disclose to the Company such information with respect to direct and indirect ownership of stock owned (or deemed to be owned after applying the rules applicable to REITs under the Code) as the Board of Directors deems reasonably necessary in order that the Company may fully comply with the REIT provisions of the Code. Proposed transferees of stock must also satisfy the Board, upon demand, that such transferees will not cause the Company to fall out of compliance with such provisions.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


ADVISORY, ADMINISTRATIVE SERVICES AND FACILITIES AGREEMENT

     The Company entered into an Advisory, Administrative
Services and Facilities Agreement with NHC as "Advisor" under which NHC provides management and advisory services to the Company during the term of the Advisory Agreement. See "Business
- Advisory, Administrative Services and Facilities Agreement".


LEASES

     Pursuant to NHC's conveyance of certain of the Health Care Facilities to the Company, the Company leases to NHC 43 of the Health Care Facilities. Pursuant to these Leases, the Company and NHC have entered into a Master Agreement to Lease. See "Business - NHC Master Agreement to Lease". Since the date of the original lease to NHC (October 17, 1991), NHC has expanded the number of licensed beds at three of the 43 centers. By authority and unanimous vote of the non-NHC affiliated Directors, at such time as the bed additions were completed, NHI reimbursed NHC its actual out of pocket costs and expenses in connection with the plant expansions and received a corresponding increase in the base rent paid by NHC. The three expansions were funded at a cost of $10,534,135 in 1995 and the lease increases at the three centers are now in effect. At the expiration of the leases, all of the expansions remain the full and complete property of NHI.


THE NOTES

     The Company was the holder of four notes receivable dated between 1990 and 1991 representing various amounts (the "Notes") loaned to the owners of four nursing homes in Florida managed by NHC. These Notes were contributed to NHI, along with their corresponding mortgage debt (see below) by NHC when it formed NHI in October 1991. NHC reacquired these Notes at par for cash and the assumption of the Mortgage Debt on November 1, 1994. The Company believes the Notes outstanding principal was the fair market value therefor.


THE MORTGAGE DEBT

     In connection with NHC's conveyance of 43 of the Health Care Facilities (the "NHC Health Care Facilities") to the Company in 1991, the Company assumed mortgage debt of $120.4 million (the "NHC Mortgage Debt"). As of December 31, 1996, and after the reassumption of the mortgage debt attributed to the Notes, (see above) and the early retirement by the Company of $20,662,000 for which NHC is still obligated under the original terms, the aggregate principal balance of the mortgage debt was $66.1 million. If the Company were required to redeem all or a material portion of such debt, there can be no assurance that the Company would be able to replace such debt on the same or similar terms or in a similar amount. NHC has agreed to indemnify and hold the Company harmless from certain costs and damages incurred in refinancing or so redeeming this debt, including closing or commitment fees, legal fees, and increased interest rates. The balance of the mortgage indebtedness encumbering the Health Care Facilities received from NHC is long-term self-amortizing debt with final maturities from 1995 through 2015.

     Although the Company assumed the NHC Mortgage Debt, NHC remains liable on such debt and the Company has agreed to indemnify NHC in respect of such continuing liability. In connection with the transfer of the NHC Health Care Facilities and the Notes to the Company, and the assumption by the Company of the NHC Mortgage Debt, NHC and the Company obtained the written consent of each material lender of such Mortgage Debt and of the Guaranteed Debt (defined below). In addition, the Company and NHC have covenanted with such lenders to maintain certain debt coverage and similar financial ratios. Although there can be no assurance, management believes that the Company and NHC will be able to comply with each such covenant, during all relevant periods. In the event, however, that the Company or NHC fails to comply with any such covenant, and such failure is deemed to constitute a default under the related NHC Mortgage Debt or Guaranteed Debt, the Company may be required to retire such NHC Mortgage Debt or Guaranteed Debt prior to its stated maturity. A default under such debt, if not waived or cured, could result in a loss of certain of the Company's assets through foreclosure or other means. NHC has agreed to indemnify and hold the Company harmless from suffering any loss, liability or harm as a result of this cross-collateralization, regardless of the form of such loss, liability or harm.

     The majority of the NHC Mortgage Debt is cross-defaulted with other NHC liabilities and is cross-collateralized as mentioned above. Thus, in the event NHC defaulted on its remaining obligations under its debt package, the Company could lose its interest in the Notes or the NHC Health Care Facilities, even if its own payments on the NHC Mortgage Debt were current.


THE GUARANTEED DEBT

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed the debt ($24,397,000 at December 31, 1996) of unrelated parties which NHC has also guaranteed. The debt is at fixed interest rates with a weighted average interest rate of 8.4% at December 31, 1996. NHI receives from NHC compensation of approximately $121,986 per annum for the guarantees which is credited against NHC's base rent requirements. Additionally, NHI has outstanding letters of credit for $11,253,000 of debt. NHI also has guaranteed bank loans in the amount of $1,948,000 to key employees and directors of the Company and NHC employees and directors utilized for the exercise of stock options. No fee is charged for these option exercise guarantees.

     In management's opinion, these guarantee fees approximate the guarantee fees that NHI would currently charge to enter into similar guarantees.

     All of the guaranteed indebtedness is secured by first mortgages, pledges of personalty, accounts receivable and, in certain instances, by the guarantees of the owners of the facilities. The borrower has granted second mortgages over the relevant properties in favor of NHC, and NHC has assigned its rights in such mortgages to NHI. Such rights may be enforced if either party is required to pay under their respective guarantees. NHC has agreed to indemnify and hold harmless NHI against any and all loss, liability or harm incurred by NHI as a result of having to perform under its guarantee of any or all of the guaranteed debt.


MANAGEMENT CONFLICT OF INTEREST

     Two of the five directors and all of the officers of the Company occupy positions with NHC, and therefore, there may be conflicts of interest in their duties to the NHC Unitholders and Company stockholders. Although the Directors of the Company believe the terms of the NHC leases and the Advisory Agreement are fair and reasonable, not all of the terms of the leases or the Advisory Agreement are fair and reasonable, not all of the terms of the leases or the Advisory Agreement were negotiated on an arm's-length basis. The Company may purchase additional equity interests in real estate from, or make additional mortgage loans to, NHC. Since NHC will be the Company's investment advisor, it will have a conflict of interest in determining the price to be paid by the Company for additional assets which may be purchased from NHC and the terms of any leases to be entered into between the Company and NHC.

     Counsel to NHC also represents the Company on certain matters. In the course of such representation, circumstances may arise in which NHC and the Company have conflicting interests, in which event separate counsel will be retained to represent one or both of the parties.


OPTION EXERCISE LOAN GUARANTY PROGRAM

     The Company has implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to obtain an NHI guaranty of up to $100,000 per year on loans made from commercial banking institutes, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5,000,000. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The below table indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 1996.

                      Current        Maximum
                        Loan           Loan       Commercial Bank
                    Outstanding    Outstanding    Originating Loan
                    -----------    -----------    ----------------
W. Andrew Adams     $    -0-       $    -0-            --
Richard F.
   LaRoche, Jr.        300,000        300,000     SouthTrust Bank
Jack Tyrrell             -0-            -0-            --
Robert T. Webb         225,686        245,000     Union Planters
Bank
Ted Welch               99,125        100,000     SouthTrust Bank
NHC Employees          100,000        100,000     Union Planters
Bank
NHC Employees        1,223,265      1,300,000     SouthTrust Bank


                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES

     (a)  The following documents are filed as part of this
Report:

          1.   Financial Statements

     The Consolidated Financial Statements are included as
Exhibit 13 and are filed as part of this report.

          2.   Financial Statement Schedules

     The Financial Statement Schedules and Report of Independent
Public Accountants on Financial Statement Schedules listed in the
Index to Financial Statements are filed as part of this Form 10-K.

          3.   Exhibits

     Exhibits required as part of this report are listed in the index appearing on Page 42.

     (b)  Reports on Form 8-K.  -  None

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Murfreesboro, State of Tennessee, on the 5th day of March, 1997.

                              NATIONAL HEALTH INVESTORS, INC.



                              BY:  /s/ Richard F. LaRoche, Jr.
                                   ---------------------------
                                   Richard F. LaRoche, Jr.
                                   Secretary



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

     Signature                Title                    Date
     ---------                -----                    ----



/s/ W. Andrew Adams        President & Director        March 5, 1997
W. Andrew Adams          (Principal Executive Officer)



/s/ Richard F. LaRoche, Jr. Secretary and Director     March 5, 1997
Richard F. LaRoche, Jr.  (Principal Financial Officer)



----------------------        Director                 March 5, 1997
Jack Tyrrell



/s/ Robert T. Webb            Director                 March 5, 1997
Robert T. Webb



---------------------         Director                 March 5, 1997
Ted H. Welch

                        NATIONAL HEALTH INVESTORS, INC.
             FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1996

                                 EXHIBIT INDEX

Exhibit No.          Description                       Page No. or Location
-----------          -----------                       --------------------
         3.1         Articles of Incorporation         Incorporated by reference
                                                       to Exhibit 3.1 to Form S-11
                                                       Registration Statement
                                                       No. 33-41863

         3.2         By laws                           Incorporated by reference
                                                       to Exhibit 3.2 to Form S-11
                                                       Registration Statement
                                                       No. 33-41863

         4.1         Form of Common Stock Certificate  Incorporated by reference to Exhibit 39 to Form S-11
                                                       Registration Statement
                                                       No. 33-41863

         4.2         Form of Preferred Convertible     Incorporated by reference
                     Stock Certificate                 to Exhibit 60 to Form S-3
                                                       Registration Statement
                                                       No. 33-72370

         4.3         Form of Debenture due 2006        Incorporated by reference
                     (10%)                             to Exhibit 38 to Form S-11
                                                       Registration Statement
                                                       No. 33-41863

         4.4         Form of Indenture Governing       Incorporated by reference
                     the Debentures                    to Exhibit 4.3 to Form S-4
                                                       Registration Statement No.
                                                       33-41863

         4.5         Form of Debenture due 2001        Incorporated by reference
                     (7-3/4%)                          to Exhibit 4.3 to Form S-3
                                                       Registration Statement
                                                       No. 33-85398

         4.6         Form of Debenture due 2006        Incorporated by reference
                     (7%)                              to Exhibit 1 to Form S-3
                                                       Registration Statement
                                                       No. 33-72370

         4.7         First Supplemental Indenture      Incorporated by reference
                     Dated December 15, 1995           to Exhibit 4.7 to Form 10-K
                                                       dated February 26, 1996

         10          Materials Contracts               Incorporated by reference
                                                       from Exhibits 10.1 thru
                                                       10.9 to Form S-4 Registration
                                                       Statement No. 33-41863

        10.12        1991 Stock Option Plan            Incorporated by reference
                                                       from Exhibit 10.12 to Form
                                                       S-4 Registration No. 33-41863

         13          Report of Independent Public      Filed Herewith
                        Accountants
                     Consolidated Balance Sheets
                     Consolidated Statements of Income
                     Consolidated Statements of
                        Cash Flows
                     Consolidated Statements of
                        Stockholders' Equity
                     Notes to Consolidated Financial
                        Statements

         24          Consent of Independent Public     Filed Herewith
                     Accountants

         27          Financial Data Schedule (for SEC purposes only)


                           EXHIBIT 13

                 NATIONAL HEALTH INVESTORS, INC.

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES







Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets-December 31, 1996 & 1995

Consolidated Statements of Income-For the Years Ended
          December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows-For the Years Ended
          December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity-For the
          Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements



Financial Statements Schedules

Report of Independent Public Accountants on Financial
          Statement Schedules

Schedule III   Real Estate and Accumulated
                    Depreciation

Schedule IV Mortgage Loans on Real Estate

            All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

            The 1996 consolidated financial statements, together with the Report of Independent Public Accountants, listed in the above index are filed herewith.

NATIONAL HEALTH INVESTORS, INC.

Report of Independent Public Accountants

To the Stockholders of National Health Investors, Inc.:

          We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (a Maryland corporation incorporated on July 24, 1991 which began operations on October
17, 1991) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 11, 1997

NATIONAL HEALTH INVESTORS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)
December 31                                                  1996        1995
Assets
  Real estate properties:
   Land                                                    $ 20,468   $  8,238
   Buildings and improvements                               192,095    136,891
   Construction in progress                                     587        129
                                                            -------    -------
                                                            213,150    145,258
   Less accumulated depreciation                            (28,895)   (22,063)
                                                            -------    -------
  Real estate properties, net                               184,255    123,195

  Mortgage and other notes receivable                       519,229    469,628
  Investments in real estate mortgage
    investment conduits                                      36,562     38,140
  Interest and rent receivable                                5,382      6,061
  Cash and cash equivalents                                   3,400      2,122
  Deferred costs and other assets                             2,269      2,770
                                                            -------    -------
    Total Assets                                           $751,097   $641,916
                                                            =======    =======
Liabilities and Deferred Income
  Long-term debt                                           $160,008   $141,103
  Credit facilities                                          59,000     31,750
  Convertible subordinated debentures                        90,735     82,316
  Accounts payable and other accrued expenses                 3,131      3,656
  Accrued interest                                            1,984      1,468
  Dividends payable                                          17,371     15,602
  Deferred income                                             9,185      9,040
                                                            -------    -------
    Total Liabilities and Deferred Income                   341,414    284,935
                                                            -------    -------
  Commitments and guarantees

Stockholders' Equity
  Cumulative convertible preferred stock, $.01 par value;
    10,000,000 shares authorized;
    1,050,122 and 2,311,533 shares, respectively,
    issued and outstanding; stated
    at liquidation preference of $25 per share               26,253     57,788
  Common stock, $.01 par value;
    40,000,000 shares authorized;
    23,474,751 and 20,535,014 shares,
    respectively, issued and outstanding                        235        205
  Capital in excess of par value                            395,204    311,908
  Cumulative net income                                     195,514    128,350
  Cumulative dividends                                     (207,523)  (141,270)
                                                            -------    -------
    Total Stockholders' Equity                              409,683    356,981
                                                            -------    -------
    Total Liabilities and Stockholders' Equity             $751,097   $641,916
                                                            =======    =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Consolidated Statements of Income

(In thousands, except share amounts)
Year Ended December 31                           1996        1995        1994

Revenues:
         Mortgage interest income              $  62,508   $  53,919  $  41,889
         Rental income                            34,579      32,061     27,345
         Investment interest
            and other income                       2,342       1,944      1,616
                                                 -------     -------    -------
                                                  99,429      87,924     70,850
                                                 -------     -------    -------
Expenses:
         Interest                                 20,633      27,205     22,053
         Depreciation of real estate               6,832       6,020      5,263
         Amortization of loan and organization
           costs                                   1,115       1,637      1,354
         General and administrative                3,685       3,370      3,300
                                                 -------     -------    -------
                                                  32,265      38,232     31,970
                                                 -------     -------    -------
Net income                                        67,164      49,692     38,880
                                                 -------     -------    -------
Dividends to preferred stockholders                3,118       6,613      7,729
                                                 -------     -------    -------
Net income applicable to common stock          $  64,046   $  43,079  $  31,151
                                                 =======    ========   ========
Net income per common share:
         Primary                                   $2.92       $2.63      $2.35
         Fully diluted                              2.80        2.49       2.28

Weighted average common shares outstanding:
         Primary                              21,938,631  16,396,403 13,245,521
         Fully diluted                        27,235,652  22,822,642 20,839,196


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Consolidated Statements of Cash Flows
(In thousands)

Year Ended December 31                          1996      1995       1994
Cash flows from operating activities:
  Net income                                 $  67,164 $  49,692  $ 38,880
  Depreciation of real estate                    6,832     6,020     5,263
  Amortization of loan and organization costs    1,115     1,637     1,354
  Interest on debenture conversion                 719       659       161
  Deferred income                                6,335       530     2,577
  Recognition of deferred income                (6,190)   (1,542)   (1,330)
  (Increase) decrease in interest and
     rent receivable                               679    (1,349)   (1,628)
  (Increase) decrease in other assets               68       232       (60)
  Increase (decrease) in accounts payable
    and accrued liabilities                         (9)     (665)    2,556
                                              --------   -------   -------
     Net cash provided by operating activities  76,713    55,214    47,773
                                              --------   -------   -------
Cash flows from investing activities:
  Investment in mortgage notes receivable     (153,084)  (85,145) (249,602)
  Investment in real estate mortgage
    investment conduit                             ---    (6,158)    ---
  Collection of mortgage notes receivable        8,750     8,423     8,918
  Prepayment of mortgage notes receivable       96,311    83,247    37,978
  Acquisition of and construction of
    property and equipment, net                (67,892)  (11,063)  (10,053)
                                              --------   -------   -------
     Net cash used in investing activities    (115,915)  (10,696) (212,759)
                                              --------   -------   -------
Cash flows from financing activities:
  Borrowings of short-term loans payable           ---       ---    85,000
  Repayment of short-term loans payable            ---   (84,792)     (208)
  Proceeds from long-term debt                 225,668   115,085   124,159
  Principal payments on long-term debt        (179,513) (141,594) (112,464)
  Proceeds from issuance of convertible
    subordinated debentures                     57,735    48,671       ---
  Proceeds from sale of cumulative convertible
    preferred stock                                ---       ---   109,558
  Financing costs paid                          (1,548)   (1,409)   (5,098)
  Dividends paid to stockholders               (64,484)  (44,102)  (38,113)
  Sale of stock and exercise of stock options    2,622    65,729       550
                                               -------   -------   -------
     Net cash provided by (used in)
        financing activities                    40,480   (42,412)  163,384
                                               -------   -------   -------
Increase (decrease) in cash and cash equivalents 1,278     2,106    (1,602)
Cash and cash equivalents, beginning of period   2,122        16     1,618
                                               -------   -------   -------
Cash and cash equivalents, end of period     $   3,400 $   2,122  $     16
                                               =======   =======   =======
</table)
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
                          Cumulative Convertible                  Capital in                         Total
                              Preferred Stock     Common Stock    Excess of  Cumulative Cumulative  Stockholders'
                              Shares   Amount   Shares     Amount Par Value  Net Income Dividends    Equity
                              ------   ------   ------     ------ ---------- ---------- ----------  ------------
Balance at 12/31/93               ---  $    --- 12,762,117 $  128 $111,425   $ 39,778   $(50,725)    $100,606
Net income                        ---       ---        ---    ---      ---     38,880        ---       38,880
Shares sold                       ---       ---     22,000    ---      550        ---        ---          550
Shares issued in conversion of
   convertible debentures
   to common stock                ---       ---    739,157      7   18,450        ---        ---       18,457
Sale of cumulative convert-
   ible preferred stock     4,382,300   109,558        ---    ---   (4,623)       ---        ---      104,935
Shares issued in conversion
   of preferred stock to
   common stock              (579,340)  (14,484)   524,289      5   14,479        ---        ---          ---
Dividends to common stock-
   holders ($2.380 per share)     ---       ---        ---    ---      ---        ---    (31,821)     (31,821)
Dividends to preferred stock-
   holders ($1.853 per share)     ---       ---        ---    ---      ---        ---     (7,728)      (7,728)
Balance at 12/31/94         3,802,960    95,074 14,047,563    140  140,281     78,658    (90,274)     223,879
Net income                        ---       ---        ---    ---      ---     49,692        ---       49,692
Shares sold                       ---       ---  2,534,453     25   65,704        ---        ---       65,729
Shares issued in conversion
   of convertible debentures
   to common stock                ---       ---  2,603,317     27   68,650        ---        ---       68,677
Shares issued in conversion
   of preferred stock to
   common stock            (1,491,427)  (37,286) 1,349,681     13   37,273        ---        ---          ---
Dividends to common stock-
   holders ($2.610 per share)     ---       ---        ---    ---      ---        ---    (44,383)     (44,383)
Dividends to preferred stock-
   holders ($2.125 per share)     ---       ---        ---    ---      ---        ---     (6,613)      (6,613)
Balance at 12/31/95         2,311,533    57,788 20,535,014    205  311,908    128,350   (141,270)     356,981
Net income                        ---       ---        ---    ---      ---     67,164        ---       67,164
Shares sold                       ---       ---     95,878      1    2,621        ---        ---        2,622
Shares issued in conversion
   of convertible debentures
   to common stock                ---       ---  1,702,366     18   49,151        ---        ---       49,169
Shares issued in conversion
   of preferred stock to
   common stock            (1,261,411)  (31,535) 1,141,493     11   31,524        ---        ---          ---
Dividends to common stock-
   holders ($2.840 per share)     ---       ---        ---    ---      ---        ---    (63,135)     (63,135)
Dividends to preferred stock-
   holders ($2.125 per share)     ---       ---        ---    ---      ---        ---     (3,118)      (3,118)
Balance at 12/31/96         1,050,122   $26,253 23,474,751 $  235 $395,204   $195,514  $(207,523)    $409,683
                            =========    ====== ==========  =====  =======    =======   ========      =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


NOTE 1. ORGANIZATION

          National Health Investors, Inc. ("NHI" or the "Company") is a Maryland real estate investment trust which was incorporated on July 24, 1991. The majority of NHI's revenue is derived from interest income on mortgage loans and from rent generated on leased properties. NHI invests in health care properties including long-term care centers, acute care hospitals, medical office buildings, assisted living facilities and retirement centers. These properties are located throughout the United
States and are operated by qualified health care providers.

          NHI commenced operations on October 17, 1991 with the contribution of assets and debts from National HealthCare L.P.
("NHC") in exchange for common stock.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation - The consolidated financial statements include the accounts of NHI and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

          Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Real Estate Properties - NHI records properties at cost, including capitalized interest during construction periods. Real property transferred from NHC was recorded at NHC's historical cost book value at the date of transfer. NHI uses the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years.

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). NHI adopted the provisions of SFAS 121 effective January 1, 1996. The effect of adoption of SFAS 121 is not material to NHI's financial statements. NHI evaluates the recoverability of the carrying values of its properties on a property by property basis.

          Cash Equivalents - Cash equivalents consist of all highly liquid investments with a maturity of three months or less.

          Federal Income Taxes - NHI intends at all times to qualify as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHI will not be subject to federal income tax provided it distributes at least 95% of its annual real estate investment trust taxable income to its stockholders and meets other requirements to continue to qualify as a real estate investment trust.
Accordingly, no provision for federal income taxes has been made in the financial statements.

          The primary difference between NHI's tax basis and the reported amounts of NHI's assets and liabilities is a higher tax basis than book basis (by approximately $18,428,000) in its real estate properties.

          Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, differences in recognition of commitment fees, differences in the estimated useful lives used to compute depreciation expense and differences in the treatment of accrued interest expense which existed at the time the debentures were converted to common stock.

          Concentration of Credit Risks - NHI's credit risks primarily relate to cash and cash equivalents, to the investments in real estate mortgage investment conduits and to mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The investments in real estate mortgage investment conduits relate to a participating interest in two real estate mortgage investment conduits as discussed in Note 6. Mortgage and other notes receivable relate primarily to secured loans with health care facilities as discussed in Note 4. NHI also has loan participation agreements which it purchased from a financial institution on certain mortgage and other notes receivable.

          NHI's financial instruments, principally its investments in the real estate mortgage investment conduits and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHI obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. NHI evaluates the need to provide for reserves for potential losses on its financial instruments based on management's periodic review of its portfolio on an instrument by instrument basis. See Notes 4 and 6 for additional information on the real estate mortgage investment conduits and notes receivable.

          Deferred Costs - Costs incurred to acquire financings are amortized by the interest method over the term of the related debt.

          Loan Commitment Fees - Non-refundable loan commitment fees received by NHI are amortized into income by the interest method over the expected period of the related loans. In the event that a potential borrower chooses not to borrow funds from NHI, the related commitment fees are recognized into income when the commitment expires.

          In management's opinion, these loan commitment fees approximate the loan commitment fees that NHI would currently charge to enter into similar agreements based on the terms of the agreements and the creditworthiness of the parties and the committed interest rates are approximately the same as current levels of interest rates.

          Rental Income - Rental income is recognized by NHI based on the terms of NHI's leases.

          Mortgage Interest Income - Mortgage interest income is recognized by NHI based on the interest rates and principal amounts outstanding of the mortgage notes receivable.

NOTE 3. REAL ESTATE PROPERTIES

     The following table summarizes NHI's real estate properties by type of facility and by state as of December 31, 1996:

                                              Buildings,
                               Number       Improvements &              Mortgage
                                 of          Construction   Accumulated   Notes
Facility Type and State      Facilities Land  in Progress  Depreciation  Payable
-----------------------      ---------- ----  -----------  ------------  -------
(Dollar amounts in thousands)

LONG-TERM CARE:
Alabama                          2   $    95      $  5,165      $ 1,047  $   524
Arizona                          1       453         4,558           47    3,136
Florida                          4     1,949        28,301        4,372   13,753
Georgia                          1        52           865          345      168
Idaho                            2       365         6,824           71      ---
Kentucky                         3       201         2,591          850      ---
Missouri                         5     1,070        21,860        4,421   16,962
South Carolina                   3       572         9,953        2,781    7,483
Tennessee                       21     2,118        31,037        9,101   12,851
Virginia                         1       176         2,511          549    3,835
Total Long-Term Care            43     7,051       113,665       23,584   58,712

ACUTE CARE:

Kentucky                         1       540         6,961          899      ---
Total Acute Care                 1       540         6,961          899      ---

MEDICAL OFFICE BUILDINGS:

Florida                          1       170         3,349          434      ---
Kentucky                         1        23         3,667          446      ---
Louisiana                        1       ---         3,153          384      ---
Texas                            1       631         6,248          539      ---
Utah                             1       223         6,541          789      ---
Total Medical Office Bldgs.      5     1,047        22,958        2,592      ---

ASSISTED LIVING:

Florida                          2     5,089        20,725          269      ---
New Jersey                       1     4,229        13,030          176      ---
Texas                            1     2,094         9,091          115      ---
Total Assisted Living            4    11,412        42,846          560      ---

RETIREMENT CENTERS:

Missouri                         1       354         3,181          619      ---
Tennessee                        2        64         3,071          641    1,296
Total Retirement Centers         3       418         6,252        1,260    1,296

Total                           56   $20,468      $192,682      $28,895  $60,008

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

     The following is a summary of mortgage and other notes receivable by type:

                                            December 31,
                                       1996           1995
          Mortgage loans           $505,275,000   $453,538,000
          Construction loans         10,191,000     12,263,000
          Term loans                  3,763,000      3,827,000
                                   $519,229,000   $469,628,000


     The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 1996:

             Final       Number of                                         Principal
          Payment Date    Loans        Payment Terms                         Amount
          ------------   ---------    -------------                        ---------
First Mortgage Notes:


            1999            1      Monthly payments of $258,000, which
                                   include interest at 11%.                   $ 26,000,000

            2000            2      Monthly payments of $1,344,000, and
                                   $40,000, which include interest at 10.75%
                                   and 11.93%, respectively.  Contingent
                                   interest related to the greater of a
                                   percentage of the facilities' annual
                                   increase in revenue over a base year or
                                   the percentage increase in the Consumer
                                   Price Index over a base year is paid
                                   annually.                                   138,704,000

            2000            1      Loan participation agreement with
                                   SouthTrust Bank acquiring a 43.9%
                                   interest in 12 mortgage notes.
                                   Monthly payments of $166,000, which
                                   include interest at 8.66% to 8.74%.          19,666,000

            2000            1      Monthly payments of $116,000 which include
                                   interest at 10.75%.  Contingent interest
                                   related to the greater of a percentage of
                                   the facilities' annual increase in revenue
                                   over a base year or the percentage increase
                                   in the Consumer Price Index over a base
                                       year is paid annually.                   12,062,000

            2002            1      Monthly payments of $132,000, which
                                   include interest at 10.5%.  Contingent
                                   interest related to a percentage of
                                   the facility's annual increase in revenue
                                   over a base year is paid annually.           13,252,000

            2002            1      Monthly principal payments of
                                   $214,000 plus interest at 12%.  Contingent
                                   interest related to a percentage of the
                                   facility's annual increase in revenue
                                   over a base year is paid annually.           13,707,000

            2003            1      Monthly payments of $98,000, which
                                   include interest at 11%.  Contingent
                                   interest related to the increase in
                                   certain lease payments of the facilities
                                   over a base year are paid annually.           9,722,000

            2003            1      Monthly interest payments of $240,000, at
                                   10% through April 1998. Beginning May 1998
                                   monthly payments of principal and interest
                                   of $294,000, which include interest at 10%.  28,834,000

            2003            1      Monthly payments of $103,000, which include
                                   interest at 10.75%.  Effective October, 1998,
                                   the monthly payments will be adjusted to
                                   include interest at the greater of 10.75%
                                   or the rate that ten-year United States
                                   securities yield plus 4.5%.  Contingent
                                   interest related to a percentage of the
                                   facility's annual increase in revenue over
                                   a base year is paid annually.                12,035,000

            2004            1      Monthly payments of $149,000, which
                                   include interest at 11%.  Effective
                                   October, 2000, the monthly payments will
                                   be adjusted to include interest at the
                                   greater of 11% or the rate that ten-year
                                   United States Securities yield plus 5%.
                                   Contingent interest related to the greater
                                   of a percentage of the facilities' annual
                                   increase in revenue over a base year or the
                                   percentage increase in the Consumer Price
                                   Index over a base year is paid annually.     14,727,000

            2004            1      Monthly payments of $180,000, which
                                   include interest at 10.5%.  Effective
                                   April, 1999, the monthly payments will
                                   be adjusted to include interest at the
                                   greater of 10.5% or the rate that ten-year
                                   United States securities yield plus 5%.
                                   Contingent interest related to the greater
                                   of a percentage of the facilities' annual
                                   increase in revenues over a base year or
                                   the percentage increase in the Consumer
                                   Price Index over a base year will
                                   be paid annually beginning in 1997.          18,640,000

            2005            1      Monthly payments of $98,000, which includes
                                   interest at 11.35%.  The interest rate
                                   escalates annually by .1% per year.
                                   Contingent interest related to a percentage
                                   of the facility's annual increase in revenue
                                   over a base year is due annually.             9,545,000

            2006            1      Monthly interest payments of $222,000 at
                                   10.25%.  Effective January 1997 and 1998,
                                   the rates will be adjusted to 10.75% and
                                   10.5%, respectively.  Effective January,
                                   1999, the monthly payment will be adjusted
                                   annually to include principal and interest
                                   at a rate equal to .15% above the previous
                                   year's rate.                                 22,896,000

            2011            1      Monthly interest payments of $229,000 at
                                   10.5%.  Effective August, 1997 and annually
                                   thereafter, the interest rate will be in-
                                   creased by .15%.  Principal on the loan
                                   is due at maturity.                          25,805,000

        1997 to 2006       28      Monthly payments from $5,000 to $87,000,
                                   which include interest at 9.875% to 15.00%.
                                   Principal outstanding ranges from $202,000
                                   to $8,591,000.                              121,843,000


            2010            1      Monthly payments of $182,000, which include
                                   interest at 11.35%.  The interest rate will
                                   escalate .1% per year through September 1,
                                   2005, the anniversary date of the note. Effec-
                                   tive September 1, 2005, the monthly payment
                                   will be adjusted to include interest at the
                                   greater of 12.25% or the rate that five-year
                                   United States securities yield plus 4.5%.    17,837,000

              Construction Loans:
            2006            5      Monthly payments of interest only
                                   at the rates of 10.50% to 11.25% during
                                   construction.  Construction notes will convert
                                   to mortgage notes at close of construction.
                                   The notes provide for interest escalation at
                                   various anniversary dates of the note.
                                   Contingent interest related to a
                                   percentage of the facilities' annual
                                   increase in revenue over a base year
                                   will be paid annually beginning during the
                                   term of the mortgage loan.                   10,191,000

              Term Notes:

            2019            3      Monthly payments of $29,000, which
                                   include interest at the rate of
                                   7.5%.                                         3,763,000
                                                                               -----------
                                                                              $519,229,000
                                                                               ===========

     The mortgage notes receivable are generally first mortgage notes secured by the real estate of long-term health care centers, acute care hospitals, medical office buildings, assisted living facilities and retirement centers in the states of Alabama, Arizona, Colorado, Florida, Georgia, Idaho, Kansas, Kentucky, Louisiana, Maryland, Missouri, New Hampshire, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, and West Virginia. Construction loans are for the construction of three nursing homes located in Colorado and Florida, one retirement center in Texas, and one assisted living facility in Florida. NHI has agreed to provide permanent financing for the projects upon completion of the construction.

     The mortgage notes receivable are secured by first mortgages on the real property and UCC liens on the personal property of the facilities. Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.


NOTE 5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Mortgage and other notes receivable - The fair value of NHI's mortgage and other notes receivable is estimated based on the current rates offered by NHI and other real estate investment trusts and financial institutions for the same or similar types of mortgage and other notes receivable of the same or similar maturities.

     Investments in real estate mortgage investment conduits - The fair value of NHI's investments in real estate mortgage investment conduits is estimated based on the present value of the estimated cash flows discounted at a risk-free rate.

     Interest and rent receivable - The carrying amount approximates fair value because of the short term nature of these receivables.

     Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-term debt and credit facilities - The fair value of NHI's long-term debt and credit facilities is estimated based on the current rates offered to NHI and other real estate investment trusts for debt of the same remaining maturities. The fair value of the debt transferred from NHC to NHI is estimated to approximate the carrying value of the debt as NHC is obligated to pay NHI debt service rent.

     Convertible subordinated debentures - The fair value of NHI's 1995 debentures, 1993 debentures and senior debentures is estimated based on the quoted market prices of the debentures.

     The estimated fair values of NHI's financial instruments are as follows:

                              December 31, 1996        December 31, 1995
                              Carrying    Fair         Carrying    Fair
                               Amount     Value         Amount     Value
                                 (in thousands)           (in thousands)
Mortgage and other
   notes receivable           $ 519,229 $ 519,229      $ 469,628  $ 469,628
Investments in real estate mort-
   gage investment conduits      36,562    36,562         38,140     38,140
Interest and rent receivable      5,382     5,382          6,061      6,061
Cash and cash equivalents         3,400     3,400          2,122      2,122
Long-term debt and credit
   facilities                  (219,008) (219,008)      (172,853)  (172,853)
Convertible subordinated
   debentures                   (90,735) (106,311)       (82,316)   (89,514)

NOTE 6. INVESTMENTS IN REAL ESTATE MORTGAGE INVESTMENT CONDUITS

     On December 29, 1995, NHI purchased for $6,158,000 a participating interest in a real estate mortgage investment conduit ("REMIC") in the form of one class of certificates issued in the aggregate principal amount of $146,104,000 ("the 1995 REMIC"). On November 9, 1993, NHI purchased for $34,196,000 a participating interest in a REMIC in the form of nine classes of certificates issued in the aggregate principal amount of $172,928,000 ("the 1993 REMIC"). Both of the REMICs represent the entire beneficial ownership interest in a trust fund. Each trust fund consists of pools of mortgage loans, each secured by a first lien on a property which is used in providing long-term nursing care and certain other assets.

     A portion of the 1993 REMIC certificates are interest-only certificates and entitle NHI to receive cash flow designated as interest. Principal and interest distributions on other certificates purchased by NHI are subordinated to distributions of principal and interest with respect to certain other classes of certificates.

     Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), NHI has classified its investments in the certificates as held-to-maturity debt securities. Accordingly, the investments in the certificates have been recorded at the amortized cost in NHI's financial statements.
The effective yields, as calculated, have been used to accrue income based on actual and projected future cash flows that reflect actual and assumed mortgage prepayments and interest rates. At the end of each future fiscal quarter, the effective yield of the certificates will be recalculated by NHI based on actual cash payments received and revised cash flow projections that reflect updated assumptions about interest rates and prepayment rates. The carrying value of the certificates will be adjusted by NHI at the end of each future quarter as if the new effective yield had been applied since the purchase of the certificates, and the cumulative effect of this adjustment will be reflected in operations in the period the adjustment is made.

     At December 31, 1996, the effective yields have been calculated by NHI to be 10.9% and 11.0%, respectively, on the 1995 REMIC and the 1993 REMIC and the average remaining lives of the mortgages are calculated to be 8.9 years and 6.3 years, respectively.


NOTE 7. DEBT


     Short-Term Borrowings - During April, 1995, NHI repaid in full its $85,000,000 short-term unsecured credit agreement. As of December 31, 1996 and 1995, there were no short-term borrowings outstanding.

     Long-Term Debt - Long-term debt, including refinancing commitments, consists of the following:

                                                   Weighted Average    Final                Principal
                                                   Interest Rate   Maturities                Amount
                                                   -------------   ----------   --------------------------------
December 31                                                                         1996                1995
          Bank credit facility, principal and         Variable,
               interest payable quarterly               6.0%          2009      $ 24,493,000        $ 25,590,000

          Senior secured notes, principl and interest
               payable semiannually                     8.4           2005        16,490,000          18,928,000

          Senior secured notes, principal and interest
               payable semiannually                     8.3           2003         1,077,000             534,000

          Senior unsecured credit agreement, payable
               in periodic installments of            Variable,
               principal and interest                   6.9           1999        59,000,000          31,750,000

          Senior unsecured term loan, payable in
               periodic installments of               Variable,
               principal and interest                   6.7           2001       100,000,000                 ---

          Bank loans, repaid in 1996                   ---             ---               ---          75,000,000

          First mortgage notes, principal payable in
               periodic installments, interest
               payable monthly                          5.0          2017            746,000           3,435,000

          First mortgage revenue bonds, principal
               payable in periodic installments,      Variable,
               interest payable monthly                 4.1        2000-2014       17,202,000          17,616,000
                                                                                  -----------         -----------
                                                                                 $219,008,000        $172,853,000
                                                                                  ===========         ===========

          NHI has established a senior unsecured revolving line of credit which allows it to borrow a maximum of $100,000,000. The agreement allows NHI to borrow up to two-thirds of its borrowing base, which consists primarily of NHI's mortgage notes receivable and REMIC investments. The loan bears interest at the prime rate or at a premium over the LIBOR ("The London Interbank Offered Rate") at the option of NHI. The loan matures in June 1999. The amount outstanding at December 31, 1996 is $59,000,000.

          In August 1996, NHI entered into a $100,000,000 senior unsecured term loan. The loan bears interest at the prime rate or at a premium over LIBOR. The loan agreement requires that the principal be repaid in four equal installments of $25,000,000 annually beginning August 15, 1998 and maturing August 15, 2001.

          On October 11, 1995 and April 28, 1995, NHI entered into two five-year interest rate swap agreements. Pursuant to these agreements, NHI has exchanged its variable rate interest rate obligations on a $50,000,000 notional principal amount for a weighted average fixed rate obligation of 7.6% per annum.

          Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The fair value of the swap agreements are not recognized in the consolidated financial statements as they are accounted for as hedges. Amounts payable under such agreements are accrued as an increase in interest expense. NHI is exposed to credit losses in the event of nonperformance by the counterparties to these agreements. NHI anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. NHI does not obtain collateral or other security to support these agreements subject to credit risk but does monitor the credit standing of counterparties.

          Substantially all real estate property and certain mortgage notes receivable are either pledged as collateral on the long-term debt or are subject to a negative pledge.

          The debt identified above as senior secured notes is cross-defaulted with other NHC liabilities and is cross-collateralized to the extent of approximately $24,397,000 of debt. Thus, in the event NHC defaulted on its obligations under its debt packages, NHI could lose its interest in the related mortgage notes receivable or real estate properties.

          The aggregate principal maturities of all long-term debt, including refinancing commitments, for the five years subsequent to December 31, 1996 are as follows:

               1997                               $  4,158,000
               1998                                 29,299,000
               1999                                 88,219,000
               2000                                 29,531,000
               2001                                 29,586,000

          Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders' equity by NHI and NHC. All such covenants have been met by NHI, and NHI believes all such covenants have been met by NHC.


NOTE 8. CONVERTIBLE SUBORDINATED DEBENTURES

          1995 Debentures - On December 12, 1995, NHI sold $45,000,000 of a total of $100,000,000 of 7.75% convertible subordinated debentures (the "1995 debentures") due on January 1, 2001. The remaining $55,000,000 were sold on January 15, 1996. At December 31, 1996, 1995 debentures in the amount of $74,894,000 were outstanding.

          The 1995 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $31.625, subject to adjustment. During 1996, $25,106,000 of the 1995 debentures were converted into 793,861 shares of common stock.
NHI has reserved an additional 2,368,190 shares of common stock for 1995 debenture conversions.

          The 1995 debentures will not be redeemable prior to maturity except in the event of certain tax-related events or to the extent necessary to preserve and protect NHI's status as a real estate investment trust. The debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. Interest is payable semiannually on January 1 and July 1 of each year.

          1995 Debt Service Debentures - In November 1995, NHI began offering 7% subordinated convertible debentures due on January 1, 2006. NHI may offer up to $25,000,000 of these debentures to current and future mortgagees and lessees of NHI to satisfy existing debt service reserve escrow requirements under applicable mortgages or leases. At December 31, 1996, debentures in the amount of $6,406,000 have been issued. The debentures are convertible at the option of the holder into common stock of NHI at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. At December
31, 1996, none of the debentures have been converted. Interest is payable semiannually on April 1 and October 1 of each year.

          1993 Debentures - On March 25, 1993, NHI issued $112,210,000 of 7.375% convertible subordinated debentures (the "1993 debentures") due on April 1, 1998. At December 31, 1996, 1993 debentures in the amount of $9,135,000 were outstanding.

          The 1993 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $27.25 per share, subject to adjustment. During 1996 and 1995, $22,700,000 and $64,379,000, respectively, of the 1993 debentures were converted into 833,005 shares and 2,362,517 shares, respectively, of common stock. NHI has reserved an additional 335,229 shares of common stock for 1993 debenture conversions.

          The 1993 debentures are redeemable by NHI in whole or in part at any time upon payment of 100% of the principal amount and accrued interest to the date fixed for redemption. The 1993 debentures are subordinated in right of payment to all principal and interest on existing secured indebtedness. Interest is payable semiannually on April 1 and October 1 of each year.

          Senior Debentures - On October 17, 1991, NHI issued
$110,000,000  of 10% senior convertible subordinated debentures
(the "senior debentures") due 2006. At December 31, 1996, senior debentures in the amount of $300,000 were outstanding.

          The senior debentures are convertible at the option of the holder into NHI's common stock at a price of $20 per share, subject to adjustment. In 1996 and 1995, $1,510,000 and $4,816,000, respectively, of the senior debentures were converted into 75,500 and 240,800 shares, respectively, of common stock. NHI has reserved an additional 15,000 shares of common stock for senior debenture conversions.

          The remaining senior debentures are redeemable at any time at the option of NHI, initially at 103% of the principal amount and thereafter at prices declining to 100% of such principal amount on and after October 17, 1999, together with accrued interest.

          On October 15 in each of the years 2002, 2003, 2004 and 2005, NHI will redeem 10% of the then outstanding aggregate principal amount of the senior debentures at a price equal to 100% of the principal amount. All remaining principal and interest shall be paid on October 17, 2006.

          The senior debentures rank equally with other unsecured debt of NHI (other than the trade debt) but are subordinated to all existing and secured indebtedness. NHI may not incur or guarantee unsecured indebtedness which is senior in right of payment to the senior debentures. Interest at 10% is payable semiannually on January 1 and July 1 of each year.


NOTE 9.  COMMITMENTS AND GUARANTEES

          At December 31, 1996, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $106,033,000 in health care real estate projects, of which amount, approximately $66,133,000 is expected to be funded within the next 12 months. The commitments include mortgage loans for five long-term health care centers, two medical office buildings, one retirement center and 13 assisted living facilities, all at rates ranging from 10% to 12%. Also included in the $106,033,000 of commitments is a $18,600,000 commitment on a loan secured by first mortgages on 43 long-term care centers. Draws on the $18,600,000 commitment are limited to $3,700,000 annually.

          In addition to the above commitments, NHI has entered into agreements to loan up to $18,900,000 in 1997 in connection with the early purchase of loans.

          In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($24,397,000 at December 31, 1996) of NHC. The debt is at fixed interest rates with a weighted average interest rate of 8.4% at December 31, 1996. NHI receives from NHC compensation of approximately $121,986 per annum for the guarantees which is credited against NHC's base rent requirements.

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

          Additionally, NHI has outstanding letters of credit totaling $11,253,000. NHI also has guaranteed bank loans in the amount of $1,948,000 to key employees and directors utilized for the exercise of stock options. All shares of NHI stock purchased with the proceeds of the guaranteed loans are held as collateral by NHI and the loans are limited to $100,000 per individual per year. NHI's potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.


NOTE 10.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

          In February and March, 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly.

          The Preferred Stock is convertible into NHI common stock at the option of the holder at any time at a conversion price of $27.625 per share of common stock, which is equivalent to a conversion rate of 0.905 per share of common stock for each share of Preferred Stock, subject to adjustment in certain circumstances.

          The Preferred Stock is not redeemable by NHI prior to February 15, 1999 and is not redeemable for cash. On or after February 15, 1999, the Preferred Stock will be redeemable by NHI for common stock. NHI may redeem the Preferred Stock only if the trading price of the common stock on the New York Stock Exchange ("NYSE") exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise.

          At December 31, 1996, 1,050,122 shares of the preferred stock, which are convertible into 950,360 shares of common stock, are outstanding. During 1996 and 1995, respectively, 1,261,411 and 1,491,427 shares of preferred stock were converted into 1,141,493 and 1,349,681 shares of common stock. NHI has reserved 950,360 shares of common stock for Preferred Stock conversions.

          The Preferred Stock is listed on the NYSE under the symbol
"NHIPr".

NOTE 11.  COMMON STOCK OFFERINGS

          On May 23, 1995, NHI sold, in a public equity offering, 1,900,000 shares of common stock at a price of $26.75 per share.
Net proceeds to the Company from the sale were approximately
$48,000,000.

          On July 26, 1995, NHI sold, in a private placement, 577,000 shares of common stock at a price of $28.25 per share. Net proceeds to the Company from the sale were $16,300,000.


NOTE 12. STOCK OPTION PLAN

          NHI has stock option plans which provide for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. The options may be exercised immediately, but the Company may purchase the shares at the grant price if employment is terminated prior to six years from the date of grant. The maximum term of the options is five years. The following table summarizes option activity:

                                                      Weighted Average
                                           Number of      Exercise
          Options Outstanding               Shares         Price
          -------------------              ---------  ----------------
          Outstanding December 31, 1993    114,000         $24.91
          Options granted                    3,000          28.75
          Options exercised                 22,000          25.00
          Outstanding December 31, 1994     95,000          25.01
          Options granted                  115,000          25.92
          Options exercised                 53,209          25.09
          Outstanding December 31, 1995    156,791          25.65
          Options granted                   15,000          33.50
          Options exercised                 71,079          25.75
          Outstanding December 31, 1996    100,712         $26.75


          At December 31, 1996, all options outstanding are exercisable. Exercise prices on the exercisable options range from $25.00 to 33.50. The weighted average remaining contractual life of options outstanding at December 31, 1996 is 2.75 years. NHI has reserved 251,712 shares of common stock for issuance under the stock option plan.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. NHI has adopted the disclosure-only provisions of SFAS 123. As a result, no compensation cost has been recognized for NHI's stock option plans. Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, management believes that any compensation cost attributable to options granted is immaterial.


NOTE 13. LIMITS ON COMMON STOCK OWNERSHIP

          On October 16, 1996, the NHI Board of Directors, pursuant to powers granted by the Company's charter, changed the limit on the percentage of ownership which any person may have in the outstanding common stock of the Company from a limit of 7.0% to a limit of 9.9%. The limit on ownership of any other class of stock (including issues convertible into common stock) remains at 9.9% of the outstanding stock.

          This limit is a provision of the Company's charter and is necessary in order to reduce the possibility of the Company's failing to meet the stock ownership requirements for REIT qualification under the Internal Revenue Code. The changing of the limit to 9.9% of the outstanding common stock is made possible by the increase in the number of authorized and issued common shares of the Company since its inception in October 1991.


NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

          Supplemental disclosure of cash flow information is as follows:

(in thousands, except share amounts)
Year Ended December 31                1996           1995           1994
                                    ---------      -------       ---------
Cash payments for interest
   expense                         $   15,530     $ 29,199      $   20,721
During 1996, 1995 and 1994,
          $49,316,000,$69,195,000 and
          $18,773,000, respectively,
          of convertible subordinated
          debentures were converted
          into 1,702,366 shares, 2,603,317
          shares and 739,157 shares,
          respectively, of NHI's common
          stock:
               Convertible subordinated
                 debentures        $ (49,316)     $(69,195)      $  (18,773)
               Financing costs     $     866      $  1,177       $      477
               Accrued interest    $    (719)     $   (659)      $     (161)
               Common stock        $      18      $     27       $        7
               Capital in excess
                 of par value      $  49,151         $ 68,650    $   18,450

NOTE 15.  EARNINGS PER SHARE

          Primary earnings per share is based on the weighted average number of common and common equivalent shares outstanding.
Common equivalent shares result from the dilutive effect of stock options computed using the treasury stock method. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

          Fully diluted earnings per share assumes the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of all stock options using the treasury stock method. Net income is increased for interest expense on the convertible subordinated debentures.

          The following table summarizes the average number of common shares and the net income used in the calculation of primary and fully diluted earnings per share:

Year Ended December 31           1996          1995        1994
PRIMARY:
  Weighted average common
     shares                      21,916,921   16,381,826      13,236,205
  Stock options                      21,710       14,577           9,316
  Average common shares
    outstanding                  21,938,631   16,396,403      13,245,521

  Net income                    $67,164,000  $49,692,000     $38,880,000
  Dividends paid to preferred
    stockholders                 (3,118,000)  (6,613,000)     (7,729,000)
  Net income available to
    common stockholders         $64,046,000  $43,079,000     $31,151,000
  Net income per common share   $      2.92  $      2.63     $      2.35

FULLY DILUTED:
  Weighted average common
     shares                      21,916,921   16,381,826      13,236,205
  Stock options                      29,580       35,419           9,316
  Convertible subordinated
    debentures                    3,882,060    3,476,998       4,272,167
  Cumulative convertible pre-
    ferred stock                  1,407,091    2,928,399       3,321,508
  Average common shares
     outstanding                 27,235,652   22,822,642      20,839,196

  Net income                    $67,164,000  $49,692,000     $38,880,000
  Interest expense on convertible
    subordinated debentures       9,184,000    7,057,000       8,629,000
  Net income assuming conversion
    of subordinated convertible
    debentures to common stock  $76,348,000  $56,749,000     $47,509,000
  Net income per common share   $      2.80  $      2.49     $      2.28

NOTE 16. DIVIDENDS

          Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 1996:

Dividend         Taxable                     Non-Taxable
Payment        as Ordinary     Taxable as     Return of
  Date           Income       Capital Gains    Capital      Totals
Feb. 9, 1996     $ .70            $---          $---        $ .70
May 10, 1996       .70             ---           ---          .70
Aug. 9, 1996       .70             ---           ---          .70
Nov. 11, 1996      .70             ---           ---          .70
                 $2.80            $---          $---        $2.80

NOTE 17. RELATIONSHIP WITH NATIONAL HEALTHCARE L.P.

          Leases - On October 17, 1991, concurrent with NHC's conveyance of real property to NHI, NHI leased to NHC 40 long-term care facilities and three retirement centers. Each lease is for an initial term expiring December 31, 2001, with two additional five-year renewal terms at the option of NHC, assuming no defaults. NHI accounts for its leases as operating leases.

          During the initial term of the first renewal term, NHC is obligated to pay annual base rent on all 43 facilities of $15,238,000. If NHC exercises its option to extend the leases for a second renewal term, the base rent will be the then fair rental value as negotiated by NHI and NHC.

          The leases also obligate NHC to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject. The payments are required over the remaining life of the mortgage as of the conveyance date.

          In addition to base rent and debt service rent, in each year after 1992, NHC must pay percentage rent to NHI equal to 3% of the amount by which gross revenues of each facility in such later year exceeds the gross revenues of such facility in 1992.

          Each lease with NHC is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

          NHC has a right-of-first refusal with NHI to purchase any of the initial properties transferred from NHC should NHI receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

          Rental income was $34,579,000 ($26,910,000 from NHC) in 1996; $32,061,000 ($27,618,000 from NHC) in 1995; and $27,345,000
($24,399,000 from NHC) in 1994.

          At December 31, 1996, the future minimum lease payments to be received by NHI under its operating leases, including debt service payments which are based on interest rates in effect at December 31, 1996, are as follows:


                             NHC           Others         Total
          1997           $25,524,000    $ 9,976,000    $35,500,000
          1998            25,604,000     10,045,000     35,649,000
          1999            25,596,000     10,117,000     35,713,000
          2000            25,622,000     10,190,000     35,812,000
          2001            25,630,000     10,266,000     35,896,000
          Thereafter         -0-        103,835,000    103,835,000

          Advisory Agreement - NHI has entered into an Advisory
Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to NHI by NHC. As Advisor, NHC is subject to the supervision of and policies established by NHI's
Board of Directors.

          Either party may terminate the Advisory Agreement on 90 days notice at any time. NHI may terminate the Advisory Agreement for cause at any time.

          For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of $3,101,000 in 1996
($2,827,159 in 1995 and $2,574,975 in 1994).  The annual
compensation is reduced by any compensation paid by NHI to its executive officers, if any. However, the payment of such annual compensation is conditional upon NHI having funds from operations sufficient to enable NHI to pay annual dividends of $2.00 per common share and upon NHI paying such dividends. Funds from operations is defined for these purposes as net income, plus depreciation and amortization, less the effect of any capital gains or losses included in such net income. Increases in compensation to NHC under the Advisory Agreement are proportional to increases in NHI's funds from operations per common share as defined above.


NOTE 18. PRIOR YEAR RECLASSIFICATIONS

          Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.


NOTE 19.  EVENT SUBSEQUENT TO YEAR END (UNAUDITED)

          On January 29, 1997, NHI sold $60,000,000 of 7% convertible subordinated debentures due on February 1, 2004. The debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. The debentures will not be redeemable prior to February 8, 2002 except in the event of certain tax-related events or to the extent necessary to preserve and protect NHI's status as a real estate investment trust. The debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of NHI. Interest is payable semiannually on February 1 and August 1 of each year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULES



To National Health Investors, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in National Health Investors, Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 11, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
March 5, 1997

                             NATIONAL HEALTH INVESTORS, INC.
                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 1996
    Column A        Column B        Column C            Column D                    Column E               Column F
                                                    Cost capitalized             Gross amount
                                 Initial Cost         subsequent to            at which carried
                                 to Company            acquisition            at close of period          Accumulated
                    Encum-             Building &    Improve-    Carrying         Buildings &                Depre-
Description         brances    Land   Improvements    ments        Costs    Land  Improvements  Total        ciation
------------        -------    ----   ------------   --------    --------   ----  ------------  -----     -----------
                                  (dollars in thousands)
Health Care Centers (2)
  Alabama            $   524   $   95  $  1,580      $3,585      $ ---      $   95  $  5,165    $  5,260  $1,047

Health Care Centers (4)
  Florida             13,753    1,949    17,406      10,895        ---       1,949    28,301      30,250   4,372

Health Care Centers (1)
  Georgia                168       52       865         ---        ---          52       865         917     345

Health Care Centers (3)
  Kentucky               ---      201     2,591         ---        ---         201     2,591       2,792     850

Health Care Centers (5)
  Missouri            16,962    1,070    21,860         ---        ---       1,070    21,860      22,930   4,421

Health Care Centers (3)
  South Carolina       7,483      572     9,953         ---        ---         572     9,953      10,525   2,781

Health Care Centers (21)
  Tennessee           12,851    2,118    31,037         ---        ---       2,118    31,037      33,155   9,101

Health Care Centers (1)
  Virginia             3,835      176     2,511         ---        ---         176     2,511       2,687     549

Health Care Centers (1)
  Arizona              3,136      453     4,558         ---        ---         453     4,558       5,011      47

Health Care Centers (2)
  Idaho                  ---      365     6,824         ---        ---         365     6,824       7,189      71

Retirement Center (1)
  Missouri               ---      354     3,181         ---        ---         354     3,181       3,535     619

Retirement Centers (2)
  Tennessee            1,296       64     3,071         ---        ---          64     3,071       3,135     641

Acute Care Hospital (1)
  Kentucky               ---      540     6,961         ---        ---         540     6,961       7,501     899

                             NATIONAL HEALTH INVESTORS, INC.
                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 1996
                                       (Continued)

                                Column G      Column H


                                Date of    Date
Description                   Construction    Acquired
Health Care Centers (2)
  Alabama                         N/A        10/17/91

Health Care Centers (4)
  Florida                         N/A        10/17/91

Health Care Centers (1)
  Georgia                         N/A        10/17/91

Health Care Centers (3)
  Kentucky                        N/A        10/17/91

Health Care Centers (5)
  Missouri                        N/A        10/17/91

Health Care Centers (3)
  South Carolina                  N/A        10/17/91

Health Care Centers (21)
  Tennessee                       N/A        10/17/91

Health Care Centers (1)
  Virginia                        N/A        10/17/91

Health Care Centers (1)
  Arizona                         --         8/13/96

Health Care Centers (2)
  Idaho                           --         8/13/96

Retirement Center (1)
  Missouri                        N/A        10/17/91

Retirement Centers (2)
  Tennessee                       N/A        10/17/91

Acute Care Hospital (1)
  Kentucky                        N/A        6/12/92


                             NATIONAL HEALTH INVESTORS, INC.
                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 1996

   Column A         Column B        Column C            Column D                    Column E            Column F

-----------------   --------   --------------------  -------------------   -------------------------  ------------
                                                    Cost capitalized             Gross amount
                               Initial Cost            subsequent to          at which carried
                                 to Company             acquisition           at close of period
                               -------------------  --------------------   -------------------------
                                                                                                         Accumulated
                    Encum-            Building &    Improve-    Carrying         Buildings &                Depre-
Description         brances    Land   Improvements    ments       Costs    Land  Improvements  Total        ciation
-----------         -------  -------  ------------  --------    --------   ----  ------------  -----     -----------
                                  (dollars in thousands)
Medical Office Building (1)
  Texas                  ---     631       5,263         985       ---         631    6,248       6,879       539

Medical Office Building (1)
  Florida                ---     170       3,349         ---       ---         170    3,349       3,519       434

Medical Office Building (1)
  Kentucky               ---      23       3,667         ---       ---          23    3,667       3,690       446

Medical Office Building (1)
 Louisiana               ---     ---       2,989         164       ---         ---    3,153       3,153       384

Medical Office Building (1)
  Utah                   ---     223       6,541         ---       ---         223    6,541       6,764       789

Assisted Living Centers (2)
  Florida                ---   5,089      20,725         ---       ---       5,089   20,725      25,814       269

Assisted Living Centers (1)
  New Jersey             ---   4,229      13,030         ---       ---       4,229   13,030      17,259       176

Assisted Living Centers (1)
  Texas                  ---   2,094       9,091         ---       ---       2,094    9,091      11,185       115
                      ------  ------     -------      ------     ------     ------  -------     -------    ------
                     $60,008 $20,468    $177,053     $15,629    $  ---     $20,468 $192,682    $213,150   $28,895
                      ======  ======     =======      ======     ======     ======  =======     =======    ======

<F1>(A)    See Notes 3 and 17 of Notes to Consolidated Financial Statements.

<F2>(B)    The aggregate cost for federal income tax purposes is
           approximately $257,448,833.58.

<F3>(C)    Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

                             NATIONAL HEALTH INVESTORS, INC.
                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 1996
                                       (Continued)

  Column G      Column H


  Date of         Date
Construction    Acquired

   1-1-95        N/A


   N/A           6/30/93


   N/A           7/27/93


   1-1-95        N/A


   1-1-95        N/A


    ---          8/6/96


    ---          8/6/96


    ---          8/6/96


                             NATIONAL HEALTH INVESTORS, INC.
                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 1996


                                                   December 31
                                             1996       1995      1994
                                                  (in thousands)
Investment in Real Estate:
  Balance at beginning of period           $145,258   $134,195  $124,142
  Additions through cash expenditures        67,892     11,063    10,053
  Improvements                                  ---        ---       ---
  Balance at end of year                   $213,150   $145,258  $134,195


Accumulated Depreciation:
  Balance at beginning of period           $ 22,063   $ 16,043  $ 10,766
  Addition charged to costs and expenses      6,832      6,020     5,277
  Balance at end of year                   $ 28,895   $ 22,063  $ 16,043


                             NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                           FOR THE YEAR ENDED DECEMBER 31, 1996
       Column A                   Column B             Column C          Column D          Column E     Column F
--------------------------        --------             --------          --------          --------     --------

                                                         Final            Monthly                        Original
                                  Interest              Maturity          Payment          Prior        Face Amount
Description                         Rate                  Date             Terms           Liens        Of Mortgages
-----------                       --------              --------          -------          -----        ------------
                                  (dollars in thousands)
LONG-TERM CARE FACILITIES:

First Mortgage Loans:

SouthTrust Bank of                 8.74% &
     Alabama (A)                   Variable            September, 2000     $  166,000       None         $ 19,683,000
New Milford, Connecticut (B)(M)    10.75% & 11.93%     September, 2000      1,384,000       None          141,638,000
Augusta and Pooler (C)(M)
     Georgia                       10.5%               December, 2002         132,000       None           13,300,000
Bedford and Nashua,
     New Hampshire (D)(M)          10.75%              October, 2003          103,000       None           12,200,000
Manchester and Epsom,
     New Hampshire (M)(N)          10.50%              June, 2011             229,000       None           25,805,000
Pittsfield Massachusetts (E)(M)    10.00%              December, 2003         240,000       None           29,500,000
Seattle, Tacoma, and Billington,
     Washington (F)(M)             11.0%               October, 2004          149,000       None           15,000,000
Greeley, Colorado (G)(M)           10.5%               March, 2004            180,000       None           19,100,000
Dallas Texas (I)(M)                11.35%              June, 2010             182,000       None           18,000,000
Fincastle, Hot Springs, Lebanon,
  Bastian, Low Moor, Bristol,
  Midlothian, Virginia (K)(M)      10.25%              February, 2006         222,000       None           25,000,000
Williston and Gainesville,
     Florida (H)(M)                11.35%              December, 2005          98,000       None            9,620,000
Florissant, Joplin, Sikeston
     Missouri (O)(M)               11.00%              September, 2003         98,000       None           10,000,000
Missouri and Kansas (M)(P)         11.0%               August, 1999           258,000       None           26,000,000
New Milford, Connecticut(M)(Q)     10.75%              September, 2000        116,000       None           12,062,000

Construction Loans:
Ocoee, Florida (L)(M)              11.25% &
                                   Variable            February, 2006             ---       None            5,900,000
Castle Rock, Colorado (L)(M)       10.50%              October, 2006              ---       None            5,200,000
Tallahassee, Florida (L)(M)        10.50%              September, 2006            ---       None            5,400,000

Seven Mortgages(M)                 7.75%-15.0%         February, 1997             N/A       None            N/A
                                                       December, 2011
Thirteen Mortgages(M)              10.02%-15.0%        December, 1997-            N/A       None            N/A
                                                       June, 2006
Eight Mortgages(M)                 9.875%-11.0%        September, 1997-           N/A       None            N/A
                                                       April, 2005

                             NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                           FOR THE YEAR ENDED DECEMBER 31, 1996

  Column G              Column H
                    Principal Amount
                    of Loans Subject
                     to Delinquent
Carrying Amount      Principal or
  of Mortgages          Interest
---------------     ----------------
$ 19,666,000             None
 138,704,000             None

  13,252,000             None

  12,035,000             None

  25,805,000             None
  28,834,000             None

  14,727,000             None
  18,640,000             None
  17,837,000             None


  22,896,000             None

   9,545,000             None

   9,722,000             None
  26,000,000             None
  12,062,000             None



   4,828,000             None
   1,009,000             None
   1,820,000             None

  10,402,000             None

  56,414,000             None

  55,027,000             None

                             NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                           FOR THE YEAR ENDED DECEMBER 31, 1996
       Column A               Column B  Column C  Column D  Column E  Column F


                                              Final            Monthly                    Original
                           Interest          Maturity          Payment       Prior        Face Amount
Description                   Rate             Date            Terms         Liens        Of Mortgages
-----------------------    --------          --------------    -------       -----        ------------
                                  (dollars in thousands)
Term Notes:
     Johnson City, Tennessee       7.5%      June, 2019         15,000       None         2,062,000
     Lewisburg, Tennessee          7.5%      December, 2018      7,000       None           968,000
     Smithville, Tennessee         7.5%      December, 2017      7,000       None         1,016,000

HOSPITALS:

First Mortgage Notes:
   Metaire, Louisiana (J)(M)      12.0%      April, 2002       408,000       None        25,700,000

ASSISTED LIVING CENTERS:

Construction Loans:
   Tavares, Florida (L)(M)        10.75%     August, 2006          ---       None           869,000

RETIREMENT CENTERS:

Construction Loans:
   Corpus Christi, Texas (L)(M)   11.25%     April, 2006           ---       None            4,700,000


<F1>(A)   Mortgage loan participation agreement, of which the Company has
          43.9% participation.
          Balloon payment of $18,473,000 due at mataurity.
<F2>(B)   Balloon payment of $132,663,000 due at maturity.
<F3>(C)   Balloon payment of $11,854,000 due at maturity.
<F4>(D)   Effective October, 1998 payment will be adjusted to include interest at the greater of 10.75% or the rate that ten-year
          United States securities yield plus 4.5%.
          Balloon payment of $9,723,000 due at maturity.
<F5>(E)   Effective May, 1998, the monthly payment will be adjusted to include principal and interest payments of $294,000 at 11%.  Balloon payment of $27,346,000 due at maturity.
<F6>(F)   Effective October, 2000, payment will be adjusted to include interest at the greater of 11.0% or the rate that ten-year United States securities yield plus 5%.
          Balloon payment of $12,979,000 due at maturity.
<F7>(G)   Effective April, 1999, monthly payment will be adjusted to include interest at the greater of 10.5% or the rate that ten-year United
          States securities yield plus 5%. Balloon payment of $16,332,000 due at maturity.
<F8>(H)   Interest escalates .001% per year. Balloon payment of $8,420,000 due at maturity.
<F9>(I)   Interest escalates 0.1% per year through September 1, 2005.
          Thereafter the payment will be adjusted to include interest at the greater of 12.25% or the rate that five-year United States securities yield plus 4.5%.  Balloon payment of $15,806,000 due at maturity.
<F10>(J)  Constant monthly payments of $214,000, plus interest.
<F11>(K)  Monthly interest only payments through December 1998.
          Effective January, 1997 and 1998, the interest rate will be adjusted to 10.75% and 10.50% respectively.  Effective January, 1999, the interest escalates .15% per year through maturity.
          Balloon payment of $23,336,000 due at maturity.
<F12>(L)  Monthly payments of interest only during construction.  The Company committed to provide permanent financing when construction is completed.
<F13>(M)  Mortgages provide for prepayment penalties.
<F14>(N)  Effective August, 1997, and annually thereafter, the interest rate will be increased by .15%.  Principal of $25,805,000 due at maturity.
<F15>(O)  Balloon payment of $8,667,000 due at maturity.
<F16>(P)  Balloon payment of $25,414,000 due at maturity.
<F17>(Q)  Balloon payment of $11,274,000 due at maturity.

                             NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                           FOR THE YEAR ENDED DECEMBER 31, 1996


  Column G              Column H
---------------     ----------------
                    Principal Amount
                    of Loans Subject
                     to Delinquent
Carrying Amount       Principal or
  of Mortgages         Interest

   1,923,000             None
     901,000             None
     939,000             None




  13,707,000             None




      76,000             None




    2,458,000            None
 $519,229,000


                             NATIONAL HEALTH INVESTORS, INC.
                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
                           FOR THE YEAR ENDED DECEMBER 31, 1996





<F1>(1)   See Note 4 of Notes to Consolidated Financial Statements.
<F2>(2)   For tax purposes, the cost of investments is the carrying amount, as disclosed in the schedule.
                                                     December 31
                                               1996      1995     1994
                                                    (in thousands)
Reconciliation of mortgage loans:
  Balance at beginning of period             $469,628  $475,253  $269,817
  Additions:
     New mortgage loans                       153,084    85,145   251,495

  Deductions during period:
     Collection of principal                  103,483    90,770    46,059

  Balance at end of period                   $519,229  $469,628  $475,253


                           EXHIBIT 24

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference of our reports on National Health Investors, Inc. dated January 11, 1997, included in this Form 10-K for the year ended December 31, 1996, into the Company's previously filed Registration Statements No. 33-72370 and No. 33-85398.




ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 5, 1997