Form 10-Q
period 1997-03-31
NATIONAL HEALTH INVESTORS INC
filed 1997-05-15
CIK 877860

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended March 31, 1997           Commission file number 33-41863



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

                    Yes   x   No

24,375,670 shares of common stock were outstanding as of April 30, 1997.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)

                                                  March 31   Dec. 31
                                                    1997       1996
ASSETS                                           (unaudited)
   Real estate properties:
       Land                                         $ 20,468   $ 20,468
       Buildings and improvements                    192,095    192,095
       Construction in progress                          690        587
                                                     213,253    213,150
       Less accumulated depreciation                 (30,824)   (28,895)
          Real estate properties, net                182,429    184,255

   Mortgage and other notes receivable               536,235    519,229
   Investment in real estate mortgage
     investment conduits                              36,378     36,562
   Interest and rent receivable                        5,312      5,382
   Cash and cash equivalents                           3,756      3,400
   Deferred costs and other assets                     3,423      2,269
          Total Assets                              $767,533   $751,097

LIABILITIES AND DEFERRED INCOME
   Long-term debt                                   $159,587   $160,008
   Credit facilities                                  14,500     59,000
   Convertible subordinated debentures               129,058     90,735
   Accounts payable and other accrued expenses         2,931      3,131
   Accrued interest                                    2,621      1,984
   Dividends payable                                  17,979     17,371
   Deferred income                                     9,126      9,185
   Commitments, contingencies and guarantees             ---        ---
          Total Liabilities and Deferred Income      335,802    341,414

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
     $.01 par value; 10,000,000 shares
     authorized; 943,297 and 1,050,122
     shares, respectively, issued and
     outstanding; stated at liquidation
     preference of $25 per share                      23,582     26,253
   Common stock, $.01 par value:
     40,000,000 shares authorized;
     24,295,420 and 23,474,751 shares,
     respectively, issued and outstanding                243        235
   Capital in excess of par value of common stock    420,475    395,204
   Cumulative net income                             213,456    195,514
   Cumulative dividends                             (226,025)  (207,523)
     Total Stockholders' Equity                      431,731    409,683
     Total Liabilities and Stockholders' Equity     $767,533   $751,097

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1996 is taken from the audited financial statements at that date.

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                     Three Months Ended
                                                          March 31
                                                     1997         1996
                                                       (in thousands,
                                                   except share amounts)

REVENUES:
   Mortgage interest income                       $   16,142   $   14,656
   Rental income                                       9,796        8,075
   Investment interest and other income                  507          613
                                                      26,445       23,344

EXPENSES:
   Interest                                            5,430        5,038
   Depreciation of real estate                         1,929        1,533
   Amortization of loan and organization costs           199          276
   General and administrative                            945          859
                                                       8,503        7,706

NET INCOME                                        $   17,942   $   15,638

DIVIDENDS TO PREFERRED STOCKHOLDERS                      524          980

NET INCOME APPLICABLE TO COMMON STOCK             $   17,418   $   14,658

NET INCOME PER COMMON SHARE:
   Primary                                        $      .73   $      .70
   Fully diluted                                  $      .71   $      .67

FUNDS FROM OPERATIONS PER COMMON SHARE:
   Primary                                        $      .81   $      .78
   Fully diluted                                  $      .78   $      .73

WEIGHED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                                        24,009,830   20,852,460
   Fully diluted                                  28,487,643   26,931,633

Common dividends per share
   declared                                       $      .74   $      .70


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                   Three Months Ended
                                                        March 31
                                                    1997        1996
                                                      (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 17,942    $ 15,638
   Depreciation of real estate                       1,929       1,533
   Amortization of loan and organization costs         199         276
   Interest on debenture conversion                    160          54
   Deferred income                                     301       5,182
   Amortization of deferred income                    (360)     (1,442)
   Decrease (increase) in interest & rent receivable    70      (1,346)
   Decrease in other assets                           (108)       (102)
   Increase in accounts payable
     and accrued liabilities                           436       2,821
        NET CASH PROVIDED BY OPERATING ACTIVITIES   20,569      22,614

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable         (22,152)    (26,207)
   Collection of mortgage notes receivable           2,090       1,906
   Prepayment of mortgage notes receivable           3,240      25,146
   Acquisition of property and equipment, net         (103)       (417)
        NET CASH USED IN INVESTING ACTIVITIES      (16,925)        428

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of credit facilities                  (59,000)    (31,750)
   Proceeds from credit facilities                  14,500         ---
   Principal payments on long-term debt               (421)     (2,804)
   Proceeds from sale of subordinated
     convertible debentures                         60,000      56,050
   Financing costs paid                             (1,544)     (1,453)
   Dividends paid to shareholders                  (17,894)    (15,602)
   Sale of stock and exercise of options             1,071         808
        NET CASH USED IN FINANCING ACTIVITIES       (3,288)      5,249

INCREASE IN CASH AND CASH EQUIVALENTS                  356      28,291
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       3,400       2,122
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  3,756    $ 30,413

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     Three Months Ended
                                                           March 31
                                                        1997        1996
                                                     (in thousands)

Supplemental Information:
   Cash payments for interest expense                  $  3,701    $ 2,721

During the three months ended March 31, 1997,
   and March 31, 1996, $21,677,000 and $1,979,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 689,252 shares
   and 74,680 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $(21,677)  $ (1,979)
     Financing costs                                   $    300   $     28
     Accrued interest                                  $   (160)  $    (54)
     Common stock                                      $      6   $      3
     Capital in excess of par                          $ 21,531   $  2,002


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                     NATIONAL HEALTH INVESTORS, INC.
                     INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE Three MONTHS ENDED MARCH 31, 1997 AND 1996
                                          (dollars in thousands)
                      Cumulative Convertible                  Capital in                             Total
                         Preferred Stock       Common Stock   Excess of  Cumulative Cumulative    Stockholders
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends        Equity
BALANCE AT 12/31/96   1,050,122 $ 26,253  23,474,751   $235   $395,204    $195,514  $(207,523)    $409,683
Net income                   --       --          --     --         --      17,942         --       17,942
Shares sold                  --       --      34,762     --      1,071          --         --        1,071
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --     689,252      6     21,531          --         --       21,537
Shares issued in
  conversion of pre-
  ferred stock to
  common stock         (106,825)   (2,671)    96,655      2      2,669          --        --          --
Dividends to common
  shareholders ($.74
  per share)                 --       --          --     --         --          --    (17,979)     (17,979)
Dividends to preferred
  shareholders ($.5313
  per share)                 --       --          --     --         --          --       (523)        (523)
BALANCE AT 3/31/97      943,297 $ 23,582  24,295,420   $243   $420,475    $213,456  $(226,025)    $431,731

BALANCE AT 12/31/95   2,311,533 $ 57,788  20,535,014   $205   $311,908    $128,350  $(141,270)    $356,981
Net income                   --       --          --     --         --      15,638         --       15,638
Shares sold                  --       --      30,779     --        808          --         --          808
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --      74,680      3      1,999          --         --        2,002
Shares issued in
  conversion of pre-
  ferred stock to
  common stock         (470,399) (11,759)      425,687    4     11,755          --         --           --
Common shares sold           --       --          --     --         --          --         --           --
Dividends to common
  shareholders ($.70
  per share)                 --       --          --     --         --          --    (14,746)     (14,746)
Dividends to preferred
  shareholders ($.5313
  per share)                 --       --          --     --         --          --       (980)        (980)
BALANCE AT 3/31/96    1,841,134 $ 46,029  21,066,160   $212   $326,470    $143,988  $(156,996)    $359,703

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1997
                           (Unaudited)


Note 1.  SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited financial statements furnished herein in the opinion of the management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or "Company"). NHI assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal years ended December 31, 1996, 1995 and 1994 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


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

                                                Three Months Ended

                                                     March 31
                                           1997                  1996
PRIMARY:
Weighted avg. common shares               23,976,219         20,816,570

Stock options                                 33,611             35,890
Average common shares outstanding         24,009,830         20,852,460

Net income                               $17,942,000         15,638,000
Dividends paid to preferred shareholders    (524,000)           980,000
Net income available to
   common stockholders                   $17,418,000        $14,658,000

Net income per common share              $       .73        $       .70


FULLY DILUTED:
Weighted average common shares            23,976,219         20,816,570
Stock options                                 33,611             37,780
Convertible subordinated debentures        3,563,116          4,224,901
Cumulative convertible preferred stock       920,027          1,852,382
Average common shares outstanding         28,492,973         26,931,633

Net income                               $17,942,000        $15,638,000
Interest expense on convertible
  subordinated debentures                  2,212,000          2,465,000
Net income assuming conversion
   of subordinated convertible
   debentures to common stock            $20,154,000        $18,103,000

Net income per common share              $       .71        $       .67



Note 3.  COMMITMENTS AND GUARANTEES:

     At March 31, 1997, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $223,288,000 in health care real estate projects of which approximately $109,688,000 is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for ten long-term care centers, eight retirement centers, two medical office buildings, two acute care facilities and 13 assisted living facilities, all at rates ranging from 10.0% to 12.0%.
Included in the $223,288,000 of commitments is an agreement to fund a total of $100,000,000 in mortgage and purchase leaseback transactions. This $100,000,000 commitment will be funded at a maximum of $30,000,000 per year with no carryover of any commitment not used in a given year. Also included in the $223,288,000 of commitments is a $22,300,000 commitment secured by first mortgages on 43 long-term care centers. Draws on the $22,300,000 commitment are limited to $3,700,000 annually. Additionally, the total commitments includes a $50,000,000 commitment to fund mortgage loans for eight assisted living centers, $25,000,000 of which is expected to be funded in 1997. NHI has recorded deferred income for commitment fees related to these loans where applicable.

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($24,397,000 at March 31, 1997) of NHC. The debt is at fixed and variable interest rates with a weighted average interest rate of 8.4% at March 31, 1997. NHI receives from NHC compensation of approximately $122,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

     Also additionally, NHI has also guaranteed bank loans in the amount of $1,632,000 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.

Note 4.  CONVERTIBLE SUBORDINATED DEBENTURES:

     On January 29, 1997, NHI sold $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. The 1997 debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. The 1997 debentures will not be redeemable prior to February 8, 2002 except in the event of certain tax-related events or to the extent necessary to preserve and protect NHI's status as a real estate investment trust. The 1997 debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of NHI. Interest is payable semiannually on February 1 and August 1 of each year. NHI has reserved 1,600,000 shares of common stock for conversions of 1997 debentures.

     At March 31, 1997, $53,787,000 of 7.75% convertible subordinated debentures (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the three months ended March 31, 1997, $21,707,000 of the 1995 debentures have been converted into 667,407 shares of common stock. NHI has reserved 1,700,775 shares of common stock for conversions of 1995 debentures.

     At March 31, 1997, debentures in the amount of $6,406,000 (the "1995 debt service debentures") have been issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. At March 31, 1997, none of the debentures have been converted.

     At March 31, 1997, $8,635,000 of 7.375% convertible subordinated debentures (the "1993 debentures") remain outstanding. The 1993 debentures are convertible at the option of the holder into the common stock of the Company at a conversion price of $27.25 per share, subject to adjustment. During the three months ended March 31, 1997, $500,000 of the 1993 debentures were converted into 18,435 shares of common stock. The Company has reserved 316,881 shares of common stock for conversion of the 1993 debentures.

     At March 31, 1997, $230,000 of the 10% senior convertible subordinated debentures (the "senior debentures") remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the three months ended March 31, 1997, $70,000 of the senior debentures were converted into 3,500 shares of common stock. The Company has reserved 11,500 shares of common stock for conversion of the senior debentures.


Note 5.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

     The Preferred Stock is not redeemable by NHI prior to February 15, 1999 and is not redeemable for cash. On or after February 15, 1999, the Preferred Stock will be redeemable by NHI for common stock. NHI may redeem the Preferred Stock only if the trading price of the Common Stock on the New York Stock Exchange (NYSE) exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise. NHI has reserved 853,684 shares of common stock for Preferred Stock conversions.

     The Preferred Stock is listed on the NYSE under the symbol "NHIPr."


Note 6.  NEW ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. NHI will be required to adopt SFAS 129 in the fourth quarter of 1997. Management does not expect the adoption to have a material impact on NHI's financial position, results of options or cash flow.

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. NHI is required to adopt the provisions of SFAS No. 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, convertible debt, options and warrants. Management does not expect the adoption to have a material impact on NHI's financial position, results of operation or cash flows.


Note 7.  STOCK OPTION PLAN

     On January 15, 1997, NHI granted options to purchase 194,000 shares of NHI at $36.00 per share. During the three months ended March 31, 1997, options to purchase 35,315 shares of NHI were exercised at exercise prices ranging from $25.00 to $36.00.

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


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of March 31, 1997, NHI had interests in net real estate owned by it and mortgage investments totaling $755.0 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide.

     As of March 31, 1997, the Company has investments in 251 health care facilities located in 26 states consisting of 206 long-term care facilities, three acute care hospitals, nine medical office buildings, eight assisted living facilities, eight retirement centers, and 17 residential projects for the developmentally disabled. These investments consist of approximately $536.2 million aggregate principal amount of loans to 47 borrowers, $182.4 million of purchase leaseback transactions with five lessees and $36.4 million invested in REMIC pass through certificates backed by first mortgage loans to six operators. Of these 251 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC. (NHC is the Company's investment advisor.) Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated by NHC from 100.0% of total real estate assets on October 17, 1991 to approximately 18.5% of total real estate assets on March 31, 1997.

Capital Resources and Liquidity

     NHI has generated net cash from operating activities for the first three months of 1997 in the amount of $20.6 million. The funds were used along with $58.5 million (net of financing costs paid) proceeds from the sale of subordinated convertible debentures, $5.3 million from the collection of mortgage notes receivable, $14.5 million of net proceeds from credit facilities and $1.1 million from the sale of common stock to make additional investments in income producing assets and real estate properties totaling approximately $22.3 million, to repay credit facilities and long-term debt in a net amount of $59.4 million and to pay dividends to stockholders of $17.9 million.

      In March, 1997, NHI received a second investment grade rating on its senior unsecured debt. Moody's Investors Service assigned a Baa3- debt rating citing NHI's proven track record in the long-term care facility finance business, its good operating performance, strengthened capital structure, as well as its moderate financial leverage. Previously, NHI received a BBB- debt rating from Duff & Phelps Credit Rating Co.

     The amount available to be drawn on NHI's $100 million revolving line of credit was $85.5 million at March 31, 1997.

     In January of 1997, NHI collected $58.5 million in proceeds from the sale of 7.00% convertible subordinated debentures. The Company's balance sheet was further strengthened by the conversion of $2.7 million of NHI's outstanding convertible preferred stock and $22.3 million of convertible debentures to common equity during the first three months of 1997. NHI's nonconvertible debt as a percentage of total capitalization has been lowered from 30% at December 31, 1996 to 24% at March 31, 1997. The Company continues to be well positioned to take advantage of new investment opportunities.

     At March 31, 1997, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $223.3 million in health care real estate projects, of which approximately $109.7 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for 10 long-term health care centers, eight retirement centers, two medical office buildings, and 13 assisted living facilities, generally at rates ranging from 10.0% to 12.0%. Included in the $223.3 million of commitments is an agreement to fund a total of $100.0 million in mortgage and purchase leaseback transactions. This $100.0 million commitment will be funded at $30.0 million per year with no carryover of any commitment not used in a given year. Included in the $223.3 million of commitments is a $22.3 million commitment which amount is secured by first mortgages on 43 long-term care centers. Draws on the $22.3 million commitment are limited to $3.7 million annually. Additionally, the total commitments includes a $50.0 million commitment to fund mortgage loans for eight assisted living centers, $25.0 million of which is expected to be funded in 1997. Furthermore, the Company anticipates that it will in the future continue to make additional investments in health care properties.

     Financing for NHI's current commitments and future commitments to others may be provided by borrowings under NHI's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, and the assumption of secured or unsecured indebtedness or by the sale of all or a portion of certain currently held investments.


Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

     Net income for the three months ended March 31, 1997 is $17.9 million versus $15.6 million for the same period of 1996, an increase of 14.7%. Fully diluted earnings per common share increased four cents or 6.0% to $0.71 in the 1997 period from $0.67 in the 1996 period.

     Total revenues for the three months ended March 31, 1997 increased $3.1 million or 13.3% to $26.4 million from $23.3 million for the three months ended March 31, 1996. Revenues from mortgage interest income increased $1.4 million or 9.5% in the 1997 period as compared to the 1996 period. Revenues from rental income increased $1.7 million or 21.0% when compared to the same period in 1996. These increases resulted primarily from investments in additional facilities during the last 12 months and increased "revenue participations" and "additional rent" earned under the Company's existing mortgages and leases.

     Total expenses for the 1997 three month period increased $0.8 million or 10.4% to $8.5 million from $7.7 million for the 1996 three month period. Interest expenses increased $.4 million or 7.8% in the 1997 three month period as compared to the 1996 three month period. Depreciation and amortization increased $0.3 million or 17.6% when compared to the same period in 1996. General and administrative expenses in 1997 remained constant at $0.9 million when compared to the 1996 period. The increase in interest expense was due to increased debt levels resulting from borrowing the remaining $25.0 million of long-term debt in the last quarter of 1996, which remained outstanding for the entire three month period ending March 31, 1997. This additional $25.0 million was not outstanding during the first quarter of 1996. Depreciation increased as a result of the Company's placing of newly constructed assets in service in 1995 and 1996.


Future Growth

     The Company expects increases in both mortgage interest income and rental income from additional investments in mortgage loans and owned facilities during 1997. The Company expects to continue to make additional investments in health care facilities that would increase interest and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.


                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  Not applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)       The annual meeting of the shareholders was held on March 20, 1997.

(b)       Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Robert T. Webb to serve as director for a term of three years or until his successor has been fully elected and qualified. Other directors whose terms of office continue are Mr. Ted Welch; Mr. Richard
F. LaRoche, Jr.; and Mr. W. Andrew Adams.

               Voting For          Withholding         Percent For
                                    Authority
               20,297,933             50,274              84.6%


PROPOSAL NO. 2: Adoption of 1997 Stock Option Plan which authorizes the issuance for up to ten years from January 15 1997 options to purchase 600,000 shares of the common stock of National Health Investors, Inc.

          Voting For       Voting Against       Abstaining       Percent For
          19,134,465         1,058,618            155,124           79.9%


PROPOSAL NO. 3: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 1997.

          Voting For       Voting Against        Abstaining       Percent For
          20,250,083             36,963            61,161          84.56%


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


                                   NATIONAL HEALTH INVESTORS, INC.
                                           (Registrant)



Date    May 15, 1997               s/Richard F. LaRoche, Jr.
                                     Richard F. LaRoche, Jr.
                                     Secretary



Date    May 15, 1997               s/Donald K. Daniel
                                     Donald K. Daniel
                                     Principal Accounting Officer