Form 10-Q/A
period 1997-03-31
NATIONAL HEALTH INVESTORS INC
filed 1997-06-13
CIK 877860

FORM 10-Q/A


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

                    Yes   x   No

24,386,591 shares of common stock were outstanding as of May 31, 1997.

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

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                     Three Months Ended
                                                          March 31
                                                     1997         1996
                                                       (in thousands,
                                                   except share amounts)

REVENUES:
   Mortgage interest income                       $   16,142   $   14,656
   Rental income                                       9,796        8,075
   Investment interest and other income                  507          613
                                                      26,445       23,344

EXPENSES:
   Interest                                            5,430        5,038
   Depreciation of real estate                         1,929        1,533
   Amortization of loan and organization costs           199          276
   General and administrative                            945          859
                                                       8,503        7,706

NET INCOME                                        $   17,942   $   15,638

DIVIDENDS TO PREFERRED STOCKHOLDERS                      524          980

NET INCOME APPLICABLE TO COMMON STOCK             $   17,418   $   14,658

NET INCOME PER COMMON SHARE:
   Primary                                        $      .73   $      .70
   Fully diluted                                  $      .71   $      .67

FUNDS FROM OPERATIONS PER COMMON SHARE:
   Primary                                        $      .81   $      .78
   Fully diluted                                  $      .78   $      .73

WEIGHED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                                        24,009,830   20,852,460
   Fully diluted                                  28,492,973   26,931,633

Common dividends per share
   declared                                       $      .74   $      .70


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

     At March 31, 1997, $53,787,000 of 7.75% convertible subordinated debentures (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the three months ended March 31, 1997, $21,107,000 of the 1995 debentures have been converted into 667,407 shares of common stock. NHI has reserved 1,700,775 shares of common stock for conversions of 1995 debentures.

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

     At March 31, 1997, $8,635,000 of 7.375% convertible subordinated debentures (the "1993 debentures") remain outstanding. The 1993 debentures are convertible at the option of the holder into the common stock of the Company at a conversion price of $27.25 per share, subject to adjustment. During the three months ended March 31, 1997, $500,000 of the 1993 debentures were converted into 18,345 shares of common stock. The Company has reserved 316,881 shares of common stock for conversion of the 1993 debentures.

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

     In January of 1997, NHI collected $58.5 million in proceeds from the sale of 7.00% convertible subordinated debentures. The Company's balance sheet was further strengthened by the conversion of $2.7 million of NHI's outstanding convertible preferred stock and $21.7 million of convertible debentures to common equity during the first three months of 1997. NHI's nonconvertible debt as a percentage of total capitalization has been lowered from 30% at December 31, 1996 to 24% at March 31, 1997. The Company continues to be well positioned to take advantage of new investment opportunities.

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


                                   NATIONAL HEALTH INVESTORS, INC.
                                           (Registrant)



Date    June 13, 1997                s/Richard F. LaRoche, Jr.
                                     Richard F. LaRoche, Jr.
                                     Secretary