Form 10-Q
period 1997-06-30
NATIONAL HEALTH INVESTORS INC
filed 1997-08-13
CIK 877860

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended   June 30, 1997            Commission file number 33-41863



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

                    Yes   x   No

24,421,638 shares of common stock were outstanding as of July 31, 1997.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NATIONAL HEALTH INVESTORS, INC.
             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)
                                                    June 30    Dec. 31
                                                      1997       1996
                                                    (unaudited)
ASSETS
  Real estate properties:
       Land                                         $ 20,468   $ 20,468
       Buildings and improvements                    192,095    192,095
       Construction in progress                          753        587
                                                     213,316    213,150
       Less accumulated depreciation                 (32,753)   (28,895)
          Real estate properties, net                180,563    184,255

  Mortgage and other notes receivable                546,453    519,229
  Investment in real estate mortgage
     investment conduits                              36,158     36,562
  Cash and cash equivalents                           29,600      5,382
   Interest and rent receivable                        5,413      3,400
   Deferred costs and other assets                     4,511      2,269
     Total Assets                                   $802,698   $751,097

LIABILITIES AND DEFERRED INCOME
   Long-term debt                                   $207,826   $160,008
   Credit facilities                                     ---     59,000
   Convertible subordinated debentures               126,988     90,735
   Accounts payable and other accrued expenses         3,044      3,131
   Accrued interest                                    3,523      1,984
   Dividends payable                                  18,069     17,371
   Deferred income                                     9,077      9,185
   Commitments, contingencies and guarantees             ---        ---
     Total Liabilities and Deferred Income           368,527    341,414

STOCKHOLDERS' EQUITY

   Cumulative convertible preferred stock,
      $.01 par value; 10,000,000 shares
      authorized; 904,312 and 1,050,122
      shares, respectively, issued and
      outstanding; stated at liquidation
      preference of $25 per share                    22,608      26,253
   Common stock, $.01 par value:
      40,000,000 shares authorized;
      24,418,013 and 23,474,751 shares,
      respectively, issued and outstanding              244         235
   Capital in excess of par value of common stock   423,896     395,204
   Cumulative net income                            231,981     195,514
   Cumulative dividends                            (244,558)   (207,523)
     Total Stockholders' Equity                     434,171     409,683
     Total Liabilities and Stockholders' Equity    $802,698    $751,097

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1996 is taken from the audited financial statements at that date.

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                         Three Months Ended         Six Months Ended
                                              June 30                   June 30
                                         1997        1996           1997        1996
                                           (in thousands,
                                       except share amounts)
REVENUES:
   Mortgage interest income           $   16,750  $   15,213   $   32,892  $   29,877
   Rental income                           9,842       8,068       19,638      16,135
   Investment interest and
     other income                            612         606        1,119       1,219
                                          27,204      23,887       53,649      47,231


EXPENSES:
   Interest                                5,614       4,804       11,044       9,843
   Depreciation of real estate             1,929       1,535        3,858       3,068
   Amortization of loan and
      organization costs                     210         255          409         531
   General and administrative                926         892        1,871       1,750
                                           8,679       7,486       17,182      15,192

NET INCOME                            $   18,525  $   16,401   $   36,467  $   32,039

Dividends to Preferred
   Stockholders                              484         883        1,008       1,863

NET INCOME APPLICABLE TO
   COMMON STOCK                       $   18,041  $   15,518   $   35,459  $   30,176

NET INCOME PER COMMON SHARE:
   Primary                            $      .74  $      .72   $     1.46  $     1.42
   Fully diluted                      $      .72  $      .69   $     1.43  $     1.36

WEIGHED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                            24,401,439  21,643,875   24,208,746  21,245,119
   Fully diluted                      29,004,362  27,269,393   28,755,652  27,087,510

Common dividends per share
   declared                           $      .74  $      .62   $     1.48  $     1.40

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Six Months Ended
                                                             June 30
                                                         1997        1996
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 36,467    $ 32,039
   Depreciation of real estate                            3,858       3,068
   Amortization of loan and organization costs              409         531
   Interest on debenture conversion                         169         161
   Deferred income                                          691       3,213
   Amortization of deferred income                         (799)       (575)
   (Increase) decrease in interest & rent receivable        (31)        364
   (Increase) decrease in other assets                     (529)         21
   Increase (decrease) in accounts payable
     and accrued liabilities                              1,451       1,365
        NET CASH PROVIDED BY OPERATING ACTIVITIES        41,686      40,187

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable              (40,074)    (44,867)
   Collection of mortgage notes receivable                4,081       3,753
   Prepayment of mortgage notes receivable                9,173      35,621
   Acquisition of property and equipment, net              (166)       (367)
        NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                            (26,986)     (5,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of credit facilities                       (98,000)    (31,750)
   Proceeds from credit facilities                       39,000         ---
   Proceeds from long-term debt                          99,651         ---
   Principal payments on long-term debt                 (51,833)     (5,628)
   Proceeds from sale of subordinated
     convertible debentures                              60,000      56,190
   Financing costs paid                                  (2,436)     (1,470)
   Dividends paid to shareholders                       (36,338)    (31,327)
   Sale of stock and exercise of options                  1,456       1,091
        NET CASH USED IN FINANCING ACTIVITIES            11,500     (12,894)

INCREASE IN CASH AND CASH EQUIVALENTS                    26,200      21,433
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,400       2,122
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 29,600    $ 23,555

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Six Months Ended
                                                             June 30
                                                         1997        1996
                                                          (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $  7,477    $  6,891

During the six months ended June 30, 1997
   and June 30, 1996, $23,747,000 and $19,597,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 764,654 shares
   and 721,200 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $(23,747)  $(19,597)
     Financing costs                                   $    316   $    259
     Accrued interest                                  $   (169)  $   (161)
     Common stock                                      $      7   $      9
     Capital in excess of par                          $ 23,593   $ 19,490

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                     NATIONAL HEALTH INVESTORS, INC.
                     INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                          (dollars in thousands)
                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock     Common Stock     Excess of  Cumulative Cumulative    Stockholders
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends     Equity
BALANCE AT 12/31/96   1,050,122 $ 26,253  23,474,751   $235   $395,204    $195,514  $(207,523)    $409,683
Net income                   --       --          --     --         --      36,467         --       36,467
Shares sold                  --       --      46,679     --      1,456          --         --        1,456
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --     764,654      7     23,593          --         --       23,600
Shares issued in
  conversion of pre-
  ferred stock to
  common stock         (145,810)  (3,645)    131,929      2      3,643          --         --           --
Common shares sold           --       --          --     --         --          --         --           --
Dividends to common
  shareholders ($1.48
  per share)                 --       --          --     --         --          --    (36,027)     (36,027)
Dividends to preferred
  shareholders ($1.0625
  per share)                 --       --          --     --         --          --     (1,008)      (1,008)
BALANCE AT 6/30/97      904,312 $ 22,608  24,418,013   $244   $423,896    $231,981  $(244,558)    $434,171

BALANCE AT 12/31/95   2,311,533 $ 57,788  20,535,014   $205   $311,908    $128,350  $(141,270)    $356,981
Net income                   --       --          --     --         --      32,039         --       32,039
Shares sold                  --       --      39,733     --      1,091          --         --        1,091
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --     721,200      9     19,490          --         --       19,499
Shares issued in
  conversion of pre-
  ferred stock to
  common stock         (658,585) (16,465)    595,979      6     16,459          --         --           --
Dividends to common
  shareholders ($1.40
  per share)                 --       --          --     --         --          --    (30,070)     (30,070)
Dividends to preferred
  shareholders ($1.0625
  per share)                 --       --          --     --         --          --     (1,863)      (1,863)
BALANCE AT 6/30/96    1,652,948 $ 41,323  21,891,926   $220   $348,948    $160,389  $(173,203)     $377,677
                                                           6

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997
                           (Unaudited)



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

                       NATIONAL HEALTH INVESTORS, INC.

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1997
                                 (Unaudited)

                           Three Months Ended              Six Months Ended
                                June 30                        June 30
                            1997       1996               1997       1996
PRIMARY:
Weighted avg. common
   shares               24,372,355      21,615,670       24,177,957     21,216,384
Stock options               29,084          28,205           30,789         28,735
Average common shares
   outstanding          24,401,439      21,643,875       24,208,746     21,245,119

Net income             $18,525,000      16,401,000       36,467,000    $32,039,000
Dividends paid to pre-
   ferred shareholders    (484,000)       (883,000)      (1,008,000)    (1,863,000)
Net income available to
   common stockholders $18,041,000     $15,518,000      $35,459,000    $30,176,000

Net income per common
   share               $       .74     $       .72      $      1.46    $      1.42


FULLY DILUTED:
Weighted average common
   shares               24,372,355      21,615,670       24,177,957     21,216,384
Stock options               39,639          28,045           39,639         28,045
Convertible subordinated
   debentures            3,748,594       4,060,894        3,656,365      4,142,871
Cumulative convertible pre-
   ferred stock            843,774       1,564,784          881,691      1,700,210
Average common shares
   outstanding          29,004,362      27,269,393       28,755,652     27,087,510

Net income             $18,525,000     $16,401,000       36,467,000     32,039,000
Interest expense on
   convertible sub-
   ordinated debentures  2,344,000       2,418,000        4,556,000      4,883,000
Net income assuming con-
   version of subordinated
   convertible debentures
   to common stock     $20,869,000     $18,819,000       41,023,000     36,922,000

Net income per common
   share               $       .72     $       .69      $      1.43    $      1.36

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997
                           (Unaudited)


Note 3.  COMMITMENTS AND GUARANTEES:

       At June 30, 1997, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $254,030,000 in health care real estate projects of which approximately $123,199,000 is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for 21 long-term care centers, seven retirement centers, three medical office buildings, and 16 assisted living facilities, all at rates ranging from 10.0% to 11.7%. Also included in the $254,030,000 of commitments is a $22,300,000 commitment secured by first mortgages on 43 long-term care centers. Draws on the $22,300,000 commitment are limited to $3,700,000 annually. Additionally, the total commitments includes a $42,231,000 commitment to fund mortgage loans for nine assisted living centers, none of which is expected to be funded in 1997. Also, included in the $254,030,000 of commitments is an agreement to fund a total of $100,000,000 in mortgage and purchase leaseback transactions. The commitment will be funded at a maximum of $30,000,000 per year with no carryover of any commitment not used in a given year. At June 30, 1997, $95,300,000 of the total $100,000,000 commitment remains outstanding. NHI has recorded deferred income for commit-ment fees related to these loans where applicable.

       In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($22,718,000 at June 30, 1997) of NHC. The debt is at fixed and variable interest rates with a weighted average interest rate of 8.4% at June 30, 1997. NHI receives from NHC compensation of approximately $114,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

       Also additionally, NHI has also guaranteed bank loans in the amount of $2,076,000 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997
                           (Unaudited)

NOTE 4.  DEBT

       On June 25, 1997, NHI sold $100,000,000 of 7.3% Notes (the Notes). The Notes mature on July 16, 2007 and have no sinking fund provisions. Interest on the Notes is payable semi-annually on January 15 and July 15.

       The Notes are general unsecured obligations of NHI and rank equal with NHI's other unsecured and unsubordinated debt. NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

Note 5.  CONVERTIBLE SUBORDINATED DEBENTURES:

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

       At June 30, 1997, $53,677,000 of 7.75% convertible subordinated debentures (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the six months ended June 30, 1997, $21,217,000 of the 1995 debentures have been converted into 670,884 shares of common stock. NHI has reserved 1,697,296 shares of common stock for conversions of 1995 debentures.

       At June 30, 1997, debentures in the amount of $6,406,000, bearing interest at 7% (the "1995 debt service debentures") have been issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. At June 30, 1997, none of the debentures have been converted.

       At June 30, 1997, $6,675,000 of 7.375% convertible subordinated debentures (the "1993 debentures") remain outstanding. The 1993 debentures are convertible at the option of the holder into the common stock of the Company at a conversion price of $27.25 per share, subject to adjustment. During the six months ended June 30, 1997, $2,460,000 of the 1993 debentures were converted into 90,270 shares of common stock. The Company has reserved 244,954 shares of common stock for conversion of the 1993 debentures.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997
                           (Unaudited)


       At June 30, 1997, $230,000 of the 10% senior convertible subordinated debentures (the "senior debentures") remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the six months ended June 30, 1997, $70,000 of the senior debentures were converted into 3,500 shares of common stock. The Company has reserved 11,500 shares of common stock for conversion of the senior debentures.


Note 6.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

       In February and March, 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly. At June 30, 1997 $22,608,000 of the preferred stock remains outstanding.

       The Preferred Stock is convertible into NHI common stock at the option of the holder at any time at a conversion price of $27.625 per share of common stock, which is equivalent to a conversion rate of 0.905 per share of common stock for each share of Preferred Stock, subject to adjustment in certain circumstances.

       The Preferred Stock is not redeemable by NHI prior to February 15, 1999 and is not redeemable for cash. On or after February 15, 1999, the Preferred Stock will be redeemable by NHI for common stock. NHI may redeem the Preferred Stock only if the trading price of the Common Stock on the New York Stock Exchange (NYSE) exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise. NHI has reserved 818,389 shares of common stock for Preferred Stock conversions.

       The Preferred Stock is listed on the NYSE under the symbol "NHIPr."


Note 7.  NEW ACCOUNTING PRONOUNCEMENTS:

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

                          June 30, 1997
                           (Unaudited)


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


Note 8.  STOCK OPTION PLAN

       On January 15, 1997, NHI granted options to purchase 194,000 shares of NHI at $36.00 per share. During the six months ended June 30, 1997, options to purchase 35,315 shares of NHI were exercised at exercise prices ranging from $25.00 to $36.00.

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


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of June 30, 1997, NHI had interests in net real estate owned by it and mortgage investments totaling $763.2 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1997
                           (Unaudited)

       As of June 30, 1997, the Company has investments in 253 health care facilities located in 26 states consisting of 207 long-term care facilities, three acute care hospitals, nine medical office buildings, nine assisted living facilities, eight retirement centers, and 17 residential projects for the developmentally disabled. These investments consist of approximately $546.5 million aggregate principal amount of loans to 49 borrowers, $180.6 million of purchase leaseback transactions with five lessees and $36.1 million invested in REMIC pass through certificates backed by first mortgage loans to five operators. Of these 253 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC. (NHC is the Company's investment advisor.) Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated by NHC from 100.0% of total real estate assets on October 17, 1991 to approximately 18.3% of total real estate assets on June 30, 1997.

Capital Resources and Liquidity

       NHI has generated net cash from operating activities for the first six months of 1997 in the amount of $41.7 million. The funds were used along with $58.5 million net proceeds from the sale of subordinated convertible debentures, $99.7 million proceeds from the issuance of 7.3% senior unsecured notes, $13.3 million from prepayments and collections of mortgage notes receivable, $39.0 million proceeds from credit facilities and $1.5 million from the sale of common stock to make additional investments in income producing assets and real estate properties totaling approximately $40.2 million, to repay debt and credit facilities of $149.8 million and to pay dividends to stockholders of $36.3 million.

       During the second quarter NHI received an investment grade rating of BBB- from Standard & Poor's which confirms comparable ratings previously received by Moody's and Duff & Phelps. These ratings have already allowed NHI to lower its costs of both debt and equity capital and expand its financing alternatives. To illustrate, in June, NHI successfully placed its first $100 million public debt offering of 7.3% senior unsecured notes due 2007.

       The amount available to be drawn on NHI's $100 million revolving line of credit was $100 million at June 30, 1997. The Company's balance sheet was further strengthened by the conversion of $3.6 million of NHI's outstanding convertible preferred stock and $23.7 million of convertible debentures to common equity during the first six months of 1997. NHI's nonconvertible debt as a percentage of total capitalization has been lowered from 45% at the end of 1994 to 30% at December 31, 1996 and to 27% at June 30, 1997. The Company continues into 1997 well positioned to take advantage of new investment opportunities.

       At June 30, 1997, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $254.0 million in health care real estate projects, of which approximately $123.2 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for 21 long-term health care centers, seven retirement centers, 16 assisted living centers and three medical office buildings, generally at rates ranging from 10.0% to 11.7%.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1997
                           (Unaudited)


  Financing for NHI's current commitments and future commitments to others may be provided by borrowings under NHI's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, and the assumption of secured or unsecured indebtedness or by the sale of all or a portion of certain currently held investments.


Results of Operations


Three Months ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

       Net income for the three months ended June 30, 1997 is $18.5 million versus $16.4 million for the same period of 1996, an increase of 12.8%. Fully diluted earnings per common share increased three cents or 4.3% to 72 cents in the 1997 period from 69 cents in the 1996 period.

       Total revenues for the three months ended June 30, 1997 increased $3.3 million or 13.8% to $27.2 million from $23.9 million for the three months ended June 30, 1996. Revenues from mortgage interest income increased $1.5 million or 10.1% in the 1997 period as compared to the 1996 period. Revenues from rental income increased $1.7 million or 22.0% when compared to the same period in 1996. These increases resulted primarily from investments in additional facilities during the last 12 months and increased "revenue participations" and "additional rent" earned under NHI's existing mortgages and leases.

       Total expenses for the 1997 three month period increased $1.2 million or 15.9% to $8.7 million from $7.5 million for the 1996 three month period. Interest expenses increased $0.8 million or 16.7% in the 1997 three month period as compared to the 1996 three month period. Depreciation and amortization increased $0.4 million or 25.7% when compared to the same period in 1996. General and administrative expenses in 1997 remained constant at $0.9 million when compared to the 1996 period.

       The increase in interest expense was due to increased debt levels compared to the quarter a year ago. The increase in interest expense was partially offset in part by the conversion of $2.1 million of 7.375% and 7.75% debentures during the three months ended June 30, 1997 and a reduced interest rate on the $100 million term loan and the $100 million revolving line of credit as a result of investment grade ratings. Depreciation increased as a result of the Company's placing of newly constructed assets in service in 1996 and 1995.


Six Months ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

       Net income for the six months ended June 30, 1997 is $36.5 million versus $32.0 million for the same period of 1996, an increase of 13.8%. Fully diluted earnings per common share increased 7 cents or 5.1% to $1.43 per share in the 1997 period from $1.36 per share in the 1996 period.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1997
                           (Unaudited)


       Total revenues for the six months ended June 30, 1997 increased $6.4 million or 13.6% to $53.6 million from $47.2 million for the six months ended June 30, 1996. Revenues from mortgage interest income increased $3.0 million or 10.1% in the 1997 period as compared to the 1996 period. Revenues from rental income increased $3.5 million or 21.7% when compared to the same period in 1996. These increases resulted primarily from the net increase in investments in real estate properties during the last 12 months and increased "additional rent" and "revenue participations" earned under the Company's existing leases and mortgage agreements.

       Total expenses for the 1997 six month period increased $2.0 million or 13.1% to $17.2 million from $15.2 million for the 1996 period. Interest expenses increased $1.2 million or 12.2% in the 1997 six month period as compared to the 1996 period. Depreciation and amortization increased $0.8 million or 25.7% when compared to the same period in 1996.

       The increase in interest expense was due to increased debt levels compared to the six month period a year ago. The increase in interest expense was offset in part by the conversion of $23.7 million of convertible debentures during the six months ended June 30, 1997, and by a reduced interest rate on the $100 million term loan and $100 million revolving line of credit as a result of investment grade ratings. Depreciation increased as a result of the Company's placing of newly constructed assets in service in 1996.


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

Item 2.     Changes in Securities.  Not applicable

Item 3.     Defaults Upon Senior Securities.  None

Item 4.     Submission of Matters to a Vote of Security Holders.  None

Item 5.     Other Information.  None

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1997
                           (Unaudited)


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



                           NATIONAL HEALTH INVESTORS, INC.
                                  (Registrant)




Date August 13, 1997            /s/ Richard F. LaRoche, Jr.
                                Richard F. LaRoche, Jr.
                                Secretary




Date August 13, 1997            /s/ Donald K. Daniel
                                Donald K. Daniel
                                Principal Accounting Officer