Form 10-Q
period 1997-09-30
NATIONAL HEALTH INVESTORS INC
filed 1997-11-12
CIK 877860

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended   September 30, 1997       Commission file number 33-41863



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

                    Yes   x   No

24,711,376 shares of common stock were outstanding as of October 31, 1997.

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NATIONAL HEALTH INVESTORS, INC.
             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)
                                                  Sept. 30   Dec. 31
                                                    1997       1996
                                                 (unaudited)
ASSETS
   Real estate properties:
      Land                                         $ 20,467   $ 20,468
      Buildings and improvements                    199,629    192,095
      Construction in progress                       13,225        587
                                                    233,321    213,150
      Less accumulated depreciation                 (34,767)   (28,895)
          Real estate properties, net               198,554    184,255

   Mortgage and other notes receivable              590,177    519,229
   Investment in real estate mortgage
     investment conduits                             35,951     36,562
   Cash and cash equivalents                         14,120      3,400
   Interest and rent receivable                       4,597      5,382
   Deferred costs and other assets                    4,348      2,269
          Total Assets                             $847,747   $751,097

LIABILITIES AND DEFERRED INCOME
   Long-term debt                                  $207,343   $160,008
   Credit facilities                                 45,000     59,000
   Convertible subordinated debentures              120,133     90,735
   Accounts payable and other accrued expenses        2,026      3,131
   Accrued interest                                   4,126      1,984
   Dividends payable                                 18,266     17,371
   Deferred income                                    9,243      9,185
          Total Liabilities and Deferred Income     406,137    341,414

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY

   Cumulative convertible preferred stock,
       $.01 par value; 10,000,000 shares
       authorized; 861,981 and 1,050,122
       shares, respectively, issued and
       outstanding; stated at liquidation
       preference of $25 per share                  21,550     26,253
   Common stock, $.01 par value:
       40,000,000 shares authorized;
       24,684,259 and 23,474,751 shares,
       respectively, issued and outstanding            247        235
   Capital in excess of par value                  432,059    395,204
   Cumulative net income                           251,037    195,514
   Cumulative dividends                           (263,283)  (207,523)
     Total Stockholders' Equity                    441,610    409,683
     Total Liabilities and Stockholders' Equity   $847,747   $751,097

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1996 is taken from the audited financial statements at that date.

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                         Three Months Ended       Nine Months Ended
                                            September 30             September 30
                                         1997        1996         1997        1996
(In thousands, except share amounts)
REVENUES:
   Mortgage interest income           $   17,552  $   15,735   $   50,444  $   45,612
   Rental income                          10,093       9,135       29,731      25,270
   Investment interest and
     other income                            715         405        1,834       1,624
                                          28,360      25,275       82,009      72,506


EXPENSES:
   Interest                                6,163       5,190       17,207      15,033
   Depreciation of real estate             2,014       1,805        5,872       4,873
   Amortization of loan and
      organization costs                     200         388          609         919
   Other operating                           927         953        2,798       2,703
                                           9,304       8,336       26,486      23,528

NET INCOME                            $   19,056  $   16,939   $   55,523  $   48,978

Dividends to preferred
   stockholders                              462         695        1,470       2,558

NET INCOME APPLICABLE TO
   COMMON STOCK                       $   18,594  $   16,244   $   54,053  $   46,420

NET INCOME PER COMMON SHARE:
   Primary                            $      .76  $      .73   $     2.22  $     2.15
   Fully diluted                      $      .74  $      .71   $     2.16  $     2.07

WEIGHED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                            24,523,128  22,218,269   24,315,652  21,596,934
   Fully diluted                      29,013,987  27,192,171   28,842,183  27,154,986

Common dividends per share
   declared                           $      .74  $      .70   $     2.22  $     2.10

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Nine Months Ended
                                                           September 30
                                                         1997        1996
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 55,523    $ 48,978
   Depreciation of real estate                            5,872       4,873
   Amortization of loan and organization costs              609         919
   Deferred income                                        1,354       6,054
   Amortization of deferred income                       (1,296)     (4,260)
   Interest on debenture conversion                         285         209
   Decrease in interest & rent receivable                   785         346
   (Increase) decrease in other assets                     (462)         39
   Increase in accounts payable
     and accrued liabilities                              1,037       2,226
        NET CASH PROVIDED BY OPERATING ACTIVITIES        63,707      59,384

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable             (108,001)    (99,840)
   Collection of mortgage notes receivable                6,049       5,853
   Prepayment of mortgage notes receivable               31,615      79,811
   Acquisition of property and equipment, net           (20,171)    (66,837)
        NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                            (90,508)    (81,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of credit facilities                      (106,000)    (46,750)
   Proceeds from credit facilities                       92,000      64,500
   Proceeds from long-term debt                          99,651      78,168
   Principal payments on long-term debt                 (52,316)    (82,658)
   Proceeds from sale of subordinated
     convertible debentures                              60,000      56,190
   Financing costs paid                                  (2,662)     (1,548)
   Dividends paid to shareholders                       (54,866)    (48,237)
   Sale of stock and exercise of options                  1,714       1,271
        NET CASH USED IN FINANCING ACTIVITIES            37,521      20,936

INCREASE IN CASH AND CASH EQUIVALENTS                    10,720        (693)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,400       2,122
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 14,120    $  1,429

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Nine Months Ended
                                                           September 30
                                                        1997         1996
                                                          (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $ 12,154    $ 10,364

During the September months ended September 30, 1997
   and September 30, 1996, $30,602,000 and $24,980,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 984,036 shares
   and 916,811 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $(30,602)   $(24,980)
     Financing costs                                   $    437    $    384
     Accrued interest                                  $   (285)   $   (209)
     Common stock                                      $     10    $     10
     Capital in excess of par                          $ 30,440    $ 24,795

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                     NATIONAL HEALTH INVESTORS, INC.
                     INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                          (dollars in thousands)
                      Cumulative Convertible                   Capital in                        Total
                         Preferred Stock       Common Stock    Excess of  Cumulative Cumulative  Stockholders
                        Shares     Amount     Shares    Amount Par Value  Net Income Dividends   Equity
BALANCE AT 12/31/96    1,050,122  $ 26,253   23,474,751  $235  $395,204    $195,514  $(207,523)  $409,683
Net income                    --        --           --    --        --      55,523         --     55,523
Shares sold                   --        --       54,243    --     1,714          --         --      1,714
Shares issued in con-
  version of con-
  vertible debentures
  to common stock             --        --      985,036    10    30,440          --         --     30,450
Shares issued in
  conversion of pre-
  ferred stock to
  common stock          (188,141)   (4,703)     170,229     2     4,701          --         --         --
Common shares sold            --        --           --    --        --          --         --         --
Dividends to common
  shareholders ($2.22
  per share)                  --        --           --    --        --          --    (54,290)   (54,290)
Dividends to preferred
  shareholders ($1.594
  per share)                  --        --           --    --        --          --     (1,470)    (1,470)
BALANCE AT 9/30/97       861,981  $ 21,550   24,684,259  $247  $432,059    $251,037  $(263,283)  $441,610

BALANCE AT 12/31/95    2,311,533  $ 57,788   20,535,014  $205  $311,908    $128,350  $(141,270)  $356,981
Net income                    --        --           --    --        --      48,978         --     48,978
Shares sold                   --        --       45,524    --     1,271          --         --      1,271
Shares issued in con-
  version of con-
  vertible debentures
  to common stock             --        --      916,811    10    24,795          --         --     24,805
Shares issued in
  conversion of pre-
  ferred stock to
  common stock        (1,020,077)  (25,502)     923,108     9    25,493          --         --         --
Dividends to common
  shareholders ($1.40
  per share)                  --        --           --    --        --          --    (45,773)   (45,773)
Dividends to preferred
  shareholders ($1.0625
  per share)                  --        --           --    --        --          --     (2,558)    (2,558)
BALANCE AT 9/30/96     1,291,456  $ 32,286   22,420,457  $224  $363,467    $177,328  $(189,601)  $383,704

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1997
                           (Unaudited)



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

                       NATIONAL HEALTH INVESTORS, INC.

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1997
                                 (Unaudited)

                            Three Months Ended            Nine Months Ended
                               September 30                 September 30
                           1997             1996          1997         1996
PRIMARY:
Weighted avg. common
   shares                24,485,556     22,189,714     24,283,213   21,568,250
Stock options                37,572         28,555         32,439       28,684
Average common shares
   outstanding           24,523,128     22,218,269     24,315,652   21,596,934

Net income              $19,056,000     16,939,000     55,523,000  $48,978,000
Dividends paid to pre-
   ferred shareholders     (462,000)      (695,000)    (1,470,000)  (2,558,000)
Net income available to
   common stockholders  $18,594,000    $16,244,000    $54,053,000  $46,420,000

Net income per common
   share                $       .76    $       .73    $      2.22  $      2.15


FULLY DILUTED:
Weighted average common
   shares                24,485,556     22,189,714     24,283,213   21,568,250
Stock options                37,572         29,964         36,830       29,964
Convertible subordinated
   debentures             3,685,206      3,723,291      3,666,080    4,008,791
Cumulative convertible
   preferred stock          805,653      1,249,202        856,060    1,547,981
Average common shares
   outstanding           29,013,987     27,192,171     28,842,183   27,154,986

Net income              $19,056,000    $16,939,000     55,523,000   48,978,000
Interest expense on
   convertible sub-
   ordinated debentures   2,297,000      2,239,000      6,853,000    7,122,000
Net income assuming con-
   version of subordinated
   convertible debentures
   to common stock      $21,353,000    $19,178,000     62,376,000   56,100,000

Net income per common
   share                $       .74    $       .71    $      2.16  $      2.07

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1997
                           (Unaudited)


Note 3.  COMMITMENTS AND GUARANTEES:

  At September 30, 1997, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $169,254,000 in health care real estate projects of which approximately $99,254,000 is eligible to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term care centers, six retirement centers, three medical office buildings, and 16 assisted living facilities, all at rates ranging from 9.5% to 11.5%. Also, included in the $169,254,000 of commitments is a $95,300,000 commitment which declines, if unused, by $30,000,000 annually. NHI has recorded deferred income for commitment fees related to these loans where applicable.

  In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($22,718,000 at September 30, 1997) of NHC. The debt is at fixed and variable interest rates with a weighted average interest rate of 8.4% at September 30, 1997. NHI receives from NHC compensation of approximately $114,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

  Also additionally, NHI has also guaranteed bank loans in the amount of $2,075,000 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1997
                           (Unaudited)
NOTE 4.  DEBT

  On June 25, 1997, NHI received proceeds from the sale of $100,000,000 of 7.3% notes payable (the Notes). The Notes mature on July 16, 2007 and have no sinking fund provisions. Interest on the Notes is payable semi-annually on January 15 and July 15.

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

  At September 30, 1997, $47,537,000 of 7.75% convertible subordinated debentures (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the nine months ended September 30, 1997, $27,357,000 of the 1995 debentures have been converted into 865,030 shares of common stock. NHI has reserved 1,503,146 shares of common stock for conversions of 1995 debentures.

  At September 30, 1997, debentures in the amount of $6,406,000, bearing interest at 7% (the "1995 debt service debentures") have been issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. At September 30, 1997, none of the debentures have been converted.

  At September 30, 1997, $5,960,000 of 7.375% convertible subordinated debentures (the "1993 debentures") remain outstanding. The 1993 debentures are convertible at the option of the holder into the common stock of the Company at a conversion price of $27.25 per share, subject to adjustment. During the nine months ended September 30, 1997, $3,175,000 of the 1993 debentures were converted into 116,506 shares of common stock. The Company has reserved 218,716 shares of common stock for conversion of the 1993 debentures.

                NATIONAL HEALTH INVESTORS, INC.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997
                          (Unaudited)


  At September 30, 1997, $230,000 of the 10% senior convertible subordinated debentures (the "senior debentures") remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the nine months ended September 30, 1997, $70,000 of the senior debentures were converted into 3,500 shares of common stock. The Company has reserved 11,500 shares of common stock for conversion of the senior debentures.


Note 6.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

  In February and March, 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly. At September 30, 1997 $21,550,000 of the preferred stock remains outstanding.

  The Preferred Stock is convertible into NHI common stock at the option of the holder at any time at a conversion price of $27.625 per share of common stock, which is equivalent to a conversion rate of 0.905 per share of common stock for each share of Preferred Stock, subject to adjustment in certain circumstances.

  The Preferred Stock is not redeemable by NHI prior to February 15, 1999 and is not redeemable for cash. On or after February 15, 1999, the Preferred Stock will be redeemable by NHI for common stock. NHI may redeem the Preferred Stock only if the trading price of the Common Stock on the New York Stock Exchange (NYSE) exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise. NHI has reserved 780,090 shares of common stock for Preferred Stock conversions.

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

                        September 30, 1997
                           (Unaudited)


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


Note 8.  STOCK OPTION PLAN

  On January 15, 1997, NHI granted options to purchase 194,000 shares of NHI at $36.00 per share. During the nine months ended September 30, 1997, options to purchase 37,315 shares of NHI were exercised at exercise prices ranging from $25.00 to $36.00.

  In October 1995, the Financial Accounting Standards Board issued State-ment of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation ("SFAS 123"). SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. NHI has adopted the disclosure-only provisions of SFAS 123. As a result, no compensation cost has been recognized for NHI's stock option plans. Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, management believes that any compensation cost attributable to options granted is immaterial.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 1997, NHI had interests in net real estate owned by it and mortgage investments totaling $824.7 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1997
                           (Unaudited)


  As of September 30, 1997, the Company has investments in 267 health care facilities located in 27 states consisting of 219 long-term care facilities, three acute care hospitals, nine medical office buildings, ten assisted living facilities, nine independent living centers, and 17 residential projects for the developmentally disabled. These investments consist of approximately $590.2 million aggregate principal amount of loans to 48 borrowers, $198.6 million of purchase leaseback transactions with six lessees and $36.0 million invested in REMIC pass through certificates backed by first mortgage loans to five operators. Of these 267 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC. (NHC is the Company's investment advisor.) Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated by NHC from 100.0% of total real estate assets on October 17, 1991 to approximately 19.1% of total real estate assets on September 30, 1997.


Capital Resources and Liquidity

  NHI has generated net cash from operating activities for the first nine months of 1997 in the amount of $63.7 million. The funds were used along with $58.5 million net proceeds from the sale of subordinated convertible debentures, $99.7 million proceeds from the issuance of 7.3% senior unsecured notes, $37.7 million from prepayments and collections of mortgage notes receivable, $92.0 million proceeds from credit facilities and $1.7 million from the sale of common stock to make additional investments in income producing assets and real estate properties totaling approximately $128.2 million, to repay debt and credit facilities of $158.3 million and to pay dividends to stockholders of $54.9 million.

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

  The amount available to be drawn on NHI's $100 million revolving line of credit was $55 million at September 30, 1997. The Company's balance sheet was further strengthened by the conversion of $4.7 million of NHI's outstanding convertible preferred stock and $30.6 million of convertible debentures to common equity during the first nine months of 1997. NHI's nonconvertible debt as a percentage of total capitalization has been lowered from 45% at the end of 1994 to 30% at December 31, 1996 and to 27% at September 30, 1997. The Company continues to be well positioned to take advantage of new investment opportunities.

  In October after the close of the third quarter, NHI received prepayment of mortgages receivable of $149.8 million. Prepayment penalties and commitments arrangements with the borrower are expected to offset the reduced net income from this investment while the amount repaid is being reinvested.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1997
                           (Unaudited)


  At September 30, 1997, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $169.2 million in health care real estate projects, of which approximately $99.2 million is eligible to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term health care centers, six retirement centers, 16 assisted living centers and three medical office buildings, generally at rates ranging from 9.5% to 11.5%.

  Financing for NHI's current commitments and future commitments to others may be provided by borrowings under NHI's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, the assumption of secured or unsecured indebtedness, repayments of existing investments or by the sale of all or a portion of certain currently held investments.


Results of Operations

Three Months ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

  Net income for the three months ended September 30, 1997 is $19.1 million versus $16.9 million for the same period of 1996, an increase of 12.4%. Fully diluted earnings per common share increased three cents or 4.2% to 74 cents in the 1997 period from 71 cents in the 1996 period.

  Total revenues for the three months ended September 30, 1997 increased
$3.1 million or 12.2% to $28.4 million from $25.3 million for the three months ended September 30, 1996. Revenues from mortgage interest income increased $1.8 million or 11.5% in the 1997 period as compared to the 1996 period. Revenues from rental income increased $1.0 million or 10.5% when compared to the same period in 1996. These increases resulted primarily from investments in additional facilities during the last 12 months and increased "revenue participations" and "additional rent" earned under NHI's existing mortgages and leases.

  Total expenses for the 1997 three month period increased $1.0 million or 11.6% to $9.3 million from $8.3 million for the 1996 three month period. Interest expenses increased $1.0 million or 18.7% in the 1997 three month period as compared to the 1996 three month period. Depreciation and amortization increased $0.2 million or 11.6% when compared to the same period in 1996. General and administrative expenses in 1997 remained constant at $0.9 million when compared to the 1996 period.

  The increase in interest expense was due to increased debt levels compared to the quarter a year ago. The increase in interest expense was offset in part by the conversion of $6.9 million of 7.375% and 7.75% debentures during the three months ended September 30, 1997 and a reduced interest rate on the $100 million term loan and the $100 million revolving line of credit as a result of investment grade ratings. Depreciation increased as a result of the Company's placing of newly constructed assets in service in 1997 and 1996.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1997
                           (Unaudited)



Nine Months ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

  Net income for the nine months ended September 30, 1997 is $55.6 million versus $49.0 million for the same period of 1996, an increase of 13.3%. Fully diluted earnings per common share increased 9 cents or 4.3% to $2.16 per share in the 1997 period from $2.07 per share in the 1996 period.

  Total revenues for the nine months ended September 30, 1997 increased
$9.5 million or 13.1% to $82.0 million from $72.5 million for the nine months ended September 30, 1996. Revenues from mortgage interest income increased $4.8 million or 10.6% in the 1997 period as compared to the 1996 period. Revenues from rental income increased $4.5 million or 17.7% when compared to the same period in 1996. These increases resulted primarily from the net increase in investments in real estate properties during the last 12 months and increased "additional rent" and "revenue participations" earned under the Company's existing leases and mortgage agreements.

  Total expenses for the 1997 nine month period increased $3.0 million or 12.6% to $26.5 million from $23.5 million for the 1996 period. Interest expenses increased $2.2 million or 20.5% in the 1997 nine month period as compared to the 1996 period. Depreciation and amortization increased $1.0 million or 20.5% when compared to the same period in 1996.

  The increase in interest expense was due to increased debt levels compared to the nine month period a year ago. The increase in interest expense was offset in part by the conversion of $30.6 million of convertible debentures during the nine months ended September 30, 1997, and by a reduced interest rate on the $100 million term loan and $100 million revolving line of credit as a result of investment grade ratings. Depreciation increased as a result of the Company's placing of newly constructed assets in service in 1996 and 1997.


Future Growth

  The Company expects increases in both mortgage interest income and rental income from additional investments (net of repayments) in mortgage loans and owned facilities during 1997 and 1998. The Company expects to continue to make additional investments in health care facilities that would increase interest and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1997
                           (Unaudited)



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



                                     NATIONAL HEALTH INVESTORS, INC.
                                     (Registrant)




Date November 12, 1997                /s/ Richard F. LaRoche, Jr.
                                      Richard F. LaRoche, Jr.
                                      Secretary




Date November 12, 1997                /s/ Donald K. Daniel
                                      Donald K. Daniel
                                      Principal Accounting Officer