Form 10-K405
period 1997-12-31
NATIONAL HEALTH INVESTORS INC
filed 1998-03-27
CIK 877860

______________________________________________________________________________
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1997
                                     OR
     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _________
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

                                (615) 890-9100
(Company's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act:
     Title of each Class                                 Name of each exchange
                                                          on which registered
     Shares of Common Stock                            New York Stock Exchange
     Shares of Preferred Convertible Stock              New York Stock Exchange
     Senior Subordinated Convertible Debentures
     Due 2006 (10%)                                    New York Stock Exchange
     Senior Subordinated Convertible Debentures
     Due 1998 (7-3/8%)                                  New York Stock Exchange
     Convertible Subordinated Debentures Due
     2001 (7-3/4%)                                      New York Stock Exchange
     Convertible Subordinated Debentures Due
     2006 (7%)                                          New York Stock Exchange
     $100,000,000 of 7.30% Notes Due 2007                      --------

Securities registered pursuant to Section 12(g) of the Act
                                    Same

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ment for the past 90 days.
  Yes   X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $875,120,400 as of February 27, 1998. The number of shares of Common Stock outstanding as of January 31, 1998 was 24,814,508.

                             PAGE 1 OF 76 PAGES
                           Exhibit Index Page 43

                             PART I


ITEM 1.   BUSINESS

GENERAL

     The Company is a real estate investment trust ("REIT") which invests in income producing health care properties primarily in the long-term care industry. As of December 31, 1997, the Company had interests in net real estate owned by it, mortgage investments and REMIC investments totaling approximately $682.8 million. The Company's strategy is to provide current income for distribution to stockholders through investments in health care related facilities, including long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities". The Company intends to implement this strategy by acquiring additional properties and making additional mortgage loans nationwide, predominately in the long-term care industry.

     As of December 31, 1997, the Company had approximately $682.8 million in investments in 226 health care facilities located in 26 states consisting of 179 long-term care facilities, three acute care hospitals, nine medical office buildings, eleven assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consist of approximately $445.6 million aggregate principal amount of loans to 49 borrowers and $200.1 million of purchase leaseback agreements with five lessees and $37.1 million invested in REMIC pass through certificates. Of these 226 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated by NHC from 100.0% of total assets on October 17, 1991, to 23.3% of total assets on December 31, 1997.

     At December 31, 1997, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $104.4 million in health care real estate projects of which amount approximately $71.3 million is expected to be funded within the next 12 months. The commitments include mortgage loans for seven long-term health care centers, three medical office buildings, and 10 assisted living centers all at rates ranging from 9.75% to 11.5%. Also included in the $104.4 million of commitments is a commitment to loan an additional $4.3 million on three loans when the mortgagee obtains certain operating ratios.

     During 1997, NHI achieved investment grade ratings on its senior unsecured debt from three major rating agencies: Duff & Phelps Rating Co. (BBB-), Moody's Investment Service (Baa3) and Standard & Poor's (BBB-). The rating agencies cited NHI's stable cash flow provided by a diversified portfolio of investments in health care properties, moderate financial leverage, a track record of growth and profitability and an experienced management team. These ratings allowed NHI to lower its cost of both debt and equity capital and helped to expand financing alternatives.

     The Company commenced operations on October 17, 1991 with approximately $121.8 million in net assets obtained when it acquired 40 skilled long-term care facilities and three retirement centers and four first mortgage notes from National HealthCare Corporation, successor to National HealthCare L.P.

("NHC") in exchange for 7,306,570 shares of the Company's Common Stock. Concurrently, the Company assumed mortgage indebtedness and certain other obligations of NHC related to the acquired properties. The 43 properties were then leased to NHC. NHC is a publicly traded corporation which at December 31, 1997 operated 111 long-term care facilities with a total of 14,071 licensed beds. Included within these centers and beds are 14 assisted care units (729 beds), 16 Alzheimer's units (443 beds) and 28 sub-acute units (841 beds). NHC also operates four retirement centers with a total of 387 units, five freestanding assisted living facilities with a total of 420 units and 36 home health care programs. All NHC operations are in the southeastern United States.

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


TYPES OF HEALTH CARE FACILITIES

     LONG-TERM CARE FACILITIES. As of December 31, 1997, the Company owned and leased 43 licensed long-term care facilities, 40 of which were operated by NHC. It also had outstanding first mortgage loans on 136 additional licensed long-term care facilities, nine (9) of which were operating by NHC. All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level. Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

     Acute and long term care hospitals. As of December 31, 1997, the Company owned and leased one acute care hospital and had outstanding first mortgage loans on one additional operating acute care hospital and one long term care hospital. Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation. Long-term care hospitals provide specialty care services for chronic care patients, whose average length of stay must exceed twenty-five days. Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

     Medical office buildings. As of December 31, 1997, the Company owned and leased six medical office buildings. In addition, the Company had first mortgage loans on three medical office buildings, one of which is undergoing a significant expansion. Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients. Each of the Company's owned medical office buildings is leased to one lessee, and is physically attached to an acute care hospital. The lessee then leases individual office space to the physicians or other medical practitioners. The lessee is responsible to the Company for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

     ASSISTED LIVING FACILITIES. The Company owns four assisted living facilities all of which are leased to a subsidiary of Marriott International and has first mortgages on seven additional assisted living projects.
Assisted living unit facilities are free standing facilities or facilities which are attached to long term care facilities or retirement facilities and provide basic room and board functions for the elderly. Some assisted living projects include licensed long term care (nursing home) beds. On-site staff are normally available to assist in minor medical needs on an as needed basis. Additionally, the Company has granted $150,000,000 in lines of credit for construction and permanent financing to three assisted living companies, one of which is public. Currently $4,700,000 has been funded on these lines which is invested in one assisted living project now in operation. These lines will expire, if not used, by the end of fiscal year 2000. Each project must be individually approved under each line at the time funding is requested. Certificates of need are normally not necessary to build these projects.

     RETIREMENT CENTERS. The Company owns three retirement centers, all of which are leased to NHC, and has first mortgages on four others. Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from government programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is normally required for long-term care facilities.

     RESIDENCES FOR THE DEVELOPMENTALLY DISABLED. As of December 31, 1997, the Company had outstanding first mortgage notes on 17 residences for the developmentally disabled. Subsequent to year end, the Company also has received a commitment fee on a $50,000,000 line to be used to purchase or provide first mortgage financing on additional residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six mentally and developmentally disabled persons. These persons obtain custodial care which includes food, lodging, education and transportation services. These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled. Services to the developmentally disabled are primarily paid for by state Medicaid programs.


NATURE OF INVESTMENTS

     The Company's investments are typically structured as either purchase leaseback transactions or mortgage loans. The Company also provides construction loans for facilities for which it has already committed to provide long-term financing or which agree to enter into a lease with the Company upon completion of the construction. The capitalization rates of the Company's leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9.25% and 12% per annum. For transactions closed in 1997, rates were slightly lower than 1996 and generally ranged from 9.25% to 10.75%. The Company charges a commitment fee of 1% based on the purchase price of the property of a purchase leaseback or the total principal loan amount of a mortgage loan. In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing. The Company believes its lease terms, mortgage loan and construction loan terms are competitive in the market place. All of the Health Care Facilities are currently performing under their mortgage loans or leases and the Company has no reason to believe that any of the Health Care Facilities will not be able to perform the obligations under the mortgage loans or leases in the future. Typical characteristics of these transactions are as follows:

     MORTGAGE LOANS. In general, the term of the Company's mortgage loans is 10 years with the principal amortized over 20 to 25 years and a balloon payment due at the end of the 10 year term. Substantially all mortgage loans have an additional interest component which is based on the escalation of gross revenues at the project level or fixed rate increases. These escalators are between 2.5% and 5% of the increase in gross revenue over a base year for nursing homes (typically, the first year following the close of the financing) and are negotiated on a project by project basis. Assisted living escalators are generally higher, (5 to 7%) while medical office buildings are lower (generally 2% or so). The escalators, while not currently material to net income, are expected to be more significant in future periods. The Company generally requires that the interest rate on mortgage loans be reset five years from the date of the original loan at the greater of the then 10-year United States Treasury Notes yield plus 450 to 500 basis points or the then current interest rate provided in the mortgage. In certain of its mortgage loans, the Company has received an equity participation which allows the Company to share in a portion of any appreciation of the equity value of the underlying property. The Company does not expect the equity participations to constitute a significant or frequent source of income. Most mortgage loans have prepayment penalties starting at 10% during the first year and decreasing by 1% each year thereafter. In most cases, the owner of the property has committed to make minimum annual capital improvements for the purpose of maintenance or upgrading the facility.

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

     CONSTRUCTION LOANS. The Company also provides construction loans that by their terms convert either into purchase leaseback transactions or mortgage loans upon the completion of the construction of the facility. Generally the interest rates on the construction loans range from 9.25% to 10.75%. The term of such construction loans are for a period which commences upon the closing of such loan and terminates upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. In addition to the security of the lien against the property, the Company will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower's parent, affiliates of the borrower or one or more of the individuals who control the borrower.


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


OPERATORS

     The majority (by total assets) of the Health Care Facilities are operated by third party management companies on behalf of the owner or lessee. The balance of the Health Care Facilities are operated by the owner or lessee. As a percent of total investments, 58% of the Health Care Facilities are operated by publicly-owned companies, while 22% are operated by multistate regional health care operators. Generally, a third party operator of a facility is not liable to the Company under the mortgage or lease; however, the Company considers the operator to be an important factor in determining the creditworthiness of the investment and the Company generally has the right to approve any changes in operators. On some investments, the third party operator of a facility guarantees at least a portion of the lease or mortgage. Operators of the Health Care Facilities include NHC, Marriott Senior Living Services, Columbia/HCA, Sun Healthcare, Tenet Corporation, Horizon Healthcare Corporation, Beverly Enterprises, Inc., IATROS Health Network, Inc., Unison Health Systems, Lexon Health Care Systems, and Community Health Systems.


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


NHC MASTER AGREEMENT TO LEASE

     The Master Agreement to Lease (the "Master Agreement") with NHC regarding 40 nursing homes and three retirement centers, sets forth certain terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases are for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During the initial term and the first renewal term (if applicable), NHC is obligated to pay annual base rent for the respective Health Care Facilities aggregating $15.2 million plus additional rent described below. During the second renewal term, NHC is required to pay annual base rent based on the then fair market rental of the property as negotiated at that time between NHC and the Company. The Master Agreement also obligates NHC to pay as additional rent under each Lease all payments of interest and principal and other payments due under each mortgage to which the conveyance of the respective Health Care Facility to the

Company was subject or any refinancing of mortgage debt that matures or is required to be paid in its entirety during the term of the Lease. In addition, in each year after 1992 (the first full calendar year of the term of the Master Agreement), NHC is obligated to pay percentage rent to the Company equal to 3% of the amount by which gross revenues of each NHC leased Health Care Facility in such later year exceeds the gross revenues of such Health Care Facility in 1992. NHC paid $2.2 million as percentage rent for 1997.

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


REPAYMENTS

     Although NHI structures its first mortgages with a declining prepayment penalty commencing at 10%, the Company experienced material loan prepayments in 1997. The $150,000,000 loan to Litchfield-Integrated Health Services was prepaid (with a 4% prepayment penalty) in October, 1997, and another $31,615,000 representing eight separate loans was also prepaid with the contracted for prepayment fees. Funds received have either been reinvested or used to repurchase outstanding short term company debt.


COMMITMENTS

     The Company has received commitment fees to make loans and to fund construction in progress to third parties for $104.4 million. Commitments include construction financings which have closed but which have not been fully funded as of December 31, 1997 and also investment amounts for which the Company has received a commitment fee but which have not been funded as of December 31, 1997.

     The following table sets forth certain information regarding the Company's commitments as of December 31, 1997.

                         No. of
                         Facil-             Commitments
Facility Type            ities          Current   Future     Total
                                          (in thousands)
Long-term care             7       $27,445     $ 9,300    $ 36,745
Medical office bldgs       3         3,984       ---         3,984
Assisted Living           10        39,893      23,784      63,677
Commitments               20       $71,322     $33,084    $104,406


SOURCES OF REVENUES

     GENERAL.   The Company's revenues are derived primarily from mortgage interest income and rental income. During 1997, mortgage interest income equaled $66.2 million of which all except $.6 million was from non-NHC borrowers. Rental income totaled $39.9 million, 75% of which was from properties operated by NHC. The interest and rental payments are primarily derived from the operations of the Health Care Facilities. The source and amount of revenues from such operations are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and
(v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

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

     GOVERNMENTAL FUNDING OF MEDICARE AND MEDICAID.    Government at both the
federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including services to be provided by the Corporation. On August 5, 1997, President Clinton signed into law the Blanced Budget Act of 1997 (BBA), which contains numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA has been projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program.
Section 4711 of BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which given providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which the Company has assets are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates. The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. In addition, the BBA creates a managed care Medicare Program called "Medicare + Choice", which allows Medicare beneficiaries to participate in either the original Medicare fee-for-service program or to enroll in a coordinated care plan such as health maintenance organizations ("HMOs"). Such coordinated care plans would allow HMOs to enter into risk-based contracts with the Medicare program, and the HMO's would then contract with providers such as those financed by NHI. No assurances can be given that such facilities will be successful in negotiating favorable contracts with Medicare + Choice managed care organizations.

     The BBA also contains several new antifraud provisions. Given the recent enactment of the BBA, the Company is unable to predict the impact of the BBA and potential changes in state Medicaid reimbursement methodologies on the operations of its tenants or borowers; however, any significant reduction in either Medicare or Medicaid payments could adversely affect their cash flows. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at the Company's tenants or borrowers will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue to those providers. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby the provider is responsible for providing, for a fixed fee, all services needed by certain patients.
Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on the Company's tenants or borrowers. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company.

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

     The Company will not, without the prior approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer, or employee of NHC or the Company, or any affiliate thereof, as the case may be, any of the assets or other property of the Company. The Company's Credit Agreements limit the amount of investment in any one borrower to 25% of the Company's assets, except for investments in NHC which is limited to 35% of the Company's assets. As of December 31, 1997, investments in NHC totaled approximately 23.26%. The Company is unable to predict the extent to which it will engage in activities with NHC or any other operator within these limits.

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

     The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term. Either party may terminate the Advisory Agreement at any time on 90 days notice, and the Company may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation in a base amount of $1.6 million, payable in monthly installments of $135,417. Under the Advisory Agreement, the Company reimburses NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In 1997, the annual compensation under the Advisory Agreement was $3.1 million.

     Pursuant to the Advisory Agreement, NHC manages all of the day-to-day affairs of the Company and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to the Company. The Advisory Agreement further provides that the Company shall pay the expenses incurred with respect to and allocable to the prudent operation and business of the Company including any fees, salaries, and other employment costs, taxes and expenses paid to directors, officers and employees of the Company who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, the Company does not have any officers or employees who are not also employees of NHC. The Company's three executive officers, Mr. W. Andrew Adams, Mr. Robert G. Adams and Mr. LaRoche are employees of NHC and all of their fees, salaries and employment costs are paid by NHC.

     In addition, although not specifically provided for in the Advisory Agreement, during 1993 the Company granted stock options to purchase a total of 100,000 shares of Common Stock for the benefit of various NHC employees and outside directors of NHC who provided services to the Company. An additional 100,000 shares were granted as options to various NHC employees and outside directors in 1995 and 194,000 shares in 1997. Additionally, the Company has implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to benefit from a Company guaranty on up to $100,000 per year of loans made from commercial banking institutions, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5.0 million. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table on page 40 indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 1997. The total outstanding as of December 31, 1997 is $2.1 million.


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

ITEM 2.   PROPERTIES

                          NHI PROPERTIES
LONG TERM CARE

Center                                  City                Beds
ALABAMA
NHC HealthCare, Anniston                Anniston            151
NHC HealthCare, Moulton                 Moulton             136

ARIZONA
The Arbors Health Care Center           Camp Verde          120
Pueblo Notre Nursing                    Show Low            100
Rio Verde Health Care Center            Cottonwood          100
Royal Sun West Care Center              Avondale            120

COLORADO
Amberwood Court                         Denver               88
Brookshire House                        Denver               79
Brookside Inn                           Castle Rock         120
Christopher House                       Wheat Ridge          75

FLORIDA
Alachua Nursing Home                    Gainesville         120
Bay St. Joseph Care Center              Port St. Joe        120
Bear Creek Nursing Center               Hudson              120
Brooksville Nursing Manor               Brooksville         180
Cypress Cove Care Center                New Port Richey     120
Hampton Court Health Care Center        North Miami Beach   120
Health Care Center at Mercy Hospital    Miami               120
Heather Hill Nursing Home               Crystal River       120
Huber Restorium                         St. Petersburg       96
Lake Park - Madison                     Lake Park            79
Medic-Ayers Nursing Center              Trenton             120
Plantation Gardens Rehab & Nursing      Ocoee               120
Miracle Hill Nursing & Convalescent     Tallahassee         120
   (under construction)
NHC HealthCare, Hudson                  Hudson              180
NHC HealthCare, Merritt Island          Merritt Island      120
NHC HealthCare, Plant City              Plant City          171
NHC HealthCare, Stuart                  Stuart              106
Oakview Nursing                         Williston           180
Oaks of Kissimmee                       Kissimmee            59
Osceola Health Care Center              St. Cloud           120
Royal Oak Nursing Center                Dade City           120

GEORGIA
Ashton Woods                            Dekalb County       157
Forest Lake Manor                       Augusta             100
Jennings Health Care Center             Augusta             100
Meadowbrook Nursing Center              Tucker              100
Moss Oaks Health Care Center            Pooler              122
Rossville Convalescent Center           Rossville           112
West Lake Manor                         Augusta             100

IDAHO
Grangeville Care Center                 Grangeville          64
Sunny Ridge Care Center                 Nampa               185

KANSAS
Bethesda Nursing Center                 Chanute              90
Country Club Home                       Council Grove       100
Green Meadows Nursing Center            Haysville           150
Hammond Holiday Home                    Larned              100
Royal Terrace Nursing                   Olathe              147
Sedgwick Convalescent Center            Sedgwick             95
Hoisington Rehabilitation Center        Hoisington           70
Emporia                                 Emporia              79

KENTUCKY
NHC HealthCare, Dawson Springs          Dawson Springs       80
NHC HealthCare, Glasgow                 Glasgow             206
NHC HealthCare, Madisonville            Madisonville         94

LOUISIANA
East Haven Care Center                  New Orleans         260
Fountain View Nursing Home              Springhill          153
Heritage Manor of Abbeville             Abbeville           120
Jackson Manor                           Jonesboro            84
Woodland Care Center                    New Orleans         186

MARYLAND
Windsor Ridge Nursing and
   Rehabilitation Center                Rockville           120

MASSACHUSETTS
Buckley Nursing Home                    Greenfield          120
Buckley Nursing & Retirement Center     Holyoke             102
Longmeadow of Taunton                   Taunton              71
John Adams Nursing Home                 Quincy              100

MISSOURI
Charleviox Nursing Center               St. Charles         142
Clayton House Healthcare                Clayton             282
Columbia House Healthcare               Columbia            141
Florissant Nursing Center               Florissant          120
Heritage Manor of Springfield           Springfield         102
Hunter Acres Nursing Center             Sikeston            116
Medicenter-Springfield                  Springfield         168
NHC HealthCare, Desloge                 Desloge             120
NHC HealthCare, Joplin                  Joplin              126
NHC HealthCare, Kennett                 Kennett             160
NHC HealthCare, Maryland Heights        St. Louis           220
NHC HealthCare, St. Charles             St. Charles         120
Oak View Living Center                  Jefferson City      120
Ozark Nursing Center                    West Plains         120
Spanish Lake Nursing Center             Florissant          120
Tradition House Healthcare              Joplin               92

NEW HAMPSHIRE
The Courville at Nashua                 Nashua              100
Epsom Manor, Inc.                       Epsom               108
Maple Leaf Health Care Center           Manchester          114
Villa Crest, Inc.                       Manchester          165
Courville at Manchester                 Manchester           72

NEW MEXICO
West Mesa Care Center                   Albuquerque         120
Belen Health Care Center                Belen               120

OHIO
The Riverside                           Dayton              200
Wood Glen Nursing Center                Dayton              148

PENNSYLVANIA
Briarcliff Pavilion for Special Care    N. Huntingdon       225
Kade Nursing Home                       Canton Township     100
Nipple Convalescent Center              Liverpool            37

SOUTH CAROLINA
NHC HealthCare, Anderson                Anderson            290
NHC HealthCare, Greenwood               Greenwood           152
NHC HealthCare, Laurens                 Laurens             176
Orangeburg Nursing Center               Orangeburg           88

TENNESSEE
Fentress County Nursing Home            Jamestown           130
Greenville West Health Care Center      Greenville          144
NHC HealthCare, Athens                  Athens               96
NHC HealthCare, Chattanooga             Chattanooga         212
NHC HealthCare, Columbia                Columbia            120
NHC HealthCare, Dickson                 Dickson             217
NHC HealthCare, Franklin                Franklin             84
NHC HealthCare, Hendersonville          Hendersonville      107
NHC HealthCare, Hillview                Columbia             98
NHC HealthCare, Johnson City            Johnson City        179
NHC HealthCare, Knoxville               Knoxville           152
NHC HealthCare, Lewisburg               Lewisburg            95
NHC HealthCare, McMinnville             McMinnville         142
NHC HealthCare, Milan                   Milan               129
NHC HealthCare, Nashville               Nashville           133
NHC HealthCare, Oakwood                 Lewisburg            62
NHC HealthCare, Pulaski                 Pulaski              95
NHC HealthCare, Scott                   Lawrenceburg         62
NHC HealthCare, Sequatchie              Dunlap               60
NHC HealthCare, Smithville              Smithville           76
NHC HealthCare, Somerville              Somerville           84
NHC HealthCare, Sparta                  Sparta              150
NHC HealthCare, Springfield             Springfield         112
Pickett County Nursing Home             Byrdstown            63
Rivermont Convalescent and
   Nursing Center                       South Pittsburg     165
Standing Stone Nursing Home             Monterey            115
Sycamore View Nursing Home              Memphis             130

TEXAS
Autumn Hills Convalescent Center        Houston             113
Autumn Hills Convalescent Center        Richmond             89
Autumn Hills Convalescent Center        Sugarland           141
Autumn Hills Convalescent Center        Tomball             145
Bonham Nursing Center                   Bonham               65
Canterbury Villa of Falfurrias          Falfurrias           98
Canterbury Villa of Kingsville          Kingsville          194
College Street Nursing Center           Beaumont             50
Columbus Care Center                    Columbus            134
Conroe Convalescent Center              Conroe              106
Denison Manor                           Mt. Vernon           71
Fair Park Nursing Center                Huntsville           88
Friendswood Arms Convalescent Center    Friendswood         100
Galaxy Manor Nursing Center             Cleveland           100
Golden Charm Nursing Center             Liberty             118
Linbergh Health Care Center             Beaumont             78
Panola Health Care Center               Carthage            108
Shoreline Health Care Center            Taft                200
Silver Threads Nursing Center           Houston              78
Terry Haven Nursing Center              Mt. Vernon           65
Town Park Convalescent Center           Houston             120
Willis Convalescent Center              Willis              114
Willow Bend Care Center                 Mesquite            251

VIRGINIA
Brian Center of Alleghany               Low Moor             60
Brian Center of Bastian                 Bastian              60
Brian Center of Fincastle               Fincastle            60
Maple Grove Health Care                 Lebanon              60
NHC HealthCare, Bristol                 Bristol             120
The Springs Nursing Center              Hot Springs          60
Willow Creek Health Care Center         Midlothian          120

WASHINGTON
Greenwood Park Care Center              Seattle             151
Highline Care Center                    Seattle              86
Park Ridge Care Center                  Seattle             128
Park Rose Care Center                   Tacoma              218
Park West Care Center                   Seattle             152
Sehome Park Care Center                 Bellingham          137

WISCONSIN
River Hills South Health Care Center    Milwaukee           196


ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital                 Jackson              55

LOUISIANA
Doctors Hospital                        Metarie             138
University Rehab Hospital               New Orleans         106

MEDICAL OFFICE BUILDINGS
                                                            Square
Center                                  City                Footage
ARIZONA
North Valley Medical Center             Scottsdale          80,000

FLORIDA
North Okaloosa                          Crestview           27,017

KENTUCKY
Scott Hospital                          Georgetown          24,824

LOUISIANA
Women's & Children's                    Lafayette           30,000

TENNESSEE
Murfreesboro Medical Clinic             Murfreesboro        77,801
                                        under construction  45,000

TEXAS
Pasadena                                Pasadena            61,500
Hill Regional (under construction)      Hillsboro           23,000

UTAH
Pioneer Valley                          Salt Lake City      69,000

WASHINGTON
Capital Medical Office Building         Olympia             67,152

RETIREMENT CENTERS

Center                                  City                Beds

MISSOURI
Lake St. Charles Retirement Center      St. Charles            168

NEW HAMPSHIRE
Heartland Place                         Epsom                   80
Villas at Nashua                        Nashua                   2

TENNESSEE
Parkwood Retirement Center              Chattanooga             36
Colonial Hill Retirement Center         Johnson City           132

TEXAS
Remington Retirement Community          Corpus Christi          60
Tiffany Walk Congregate Center          Tomball                103

ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED

Center                                  City                Beds

FLORIDA
19th Street Group Home                  Gainesville              6
107th Place Group Home                  Belleview                6
Bessent Road Group Home                 Starke                   6
Brighton Gardens of Maitland            Maitland               102
Brighton Gardens of West Palm Beach     West Palm Beach        104
Coletta Drive Group Home                Orlando                  6
Frederick Avenue Group Home             Daytona Beach            6
High Desert Court Group Home            Jacksonville             6
McFarland Avenue Group Home             Lake City                6
Naples Court Group Home                 Jacksonville             6
Plaza Oval Group Home                   Casselberry              6
Rosewood Group Home                     Ormond Beach             6
Second Street Group Home                Ocala                    6
Somerset on Lake Saunders               Tavares                 54
Suffridge Drive Group Home              Bonita Springs           6
Tunis Street Group Home                 Jacksonville             6
Walnut Street Group Home                Starke                   6

MARYLAND
Morningside - St. Charles (U/C)         St. Charles             92
Morningside - Satyr Hill (U/C)          Baltimore              109
Morningside House of Harmons (U/C)      Harmons                 98

NEW HAMPSHIRE
Aynsley Place, Inc.                     Nashua                  46
Carlyle Place, Inc.                     Bedford                 40

NEW JERSEY
Brighton Gardens of Edison              Edison                  98

TENNESSEE
717 Cheatam Street                      Springfield              8
305 West Hillcrest Drive                Springfield              8
307 West Hillcrest Drive                Springfield              8

TEXAS
Brighton Gardens of Preston Road        Dallas                 109

VIRGINIA
Morningside House of Leesburg           Leesburg                79

             REAL ESTATE MORTGAGE INVESTMENT CONDUITS

20.0% participating interest            22 Properties        3,426
 5.2% participating interest            36 Properties        4,784

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of the Shareholders was held on March 20, 1997.

     (b)  Matters voted upon at the meeting are as follows:

          PROPOSAL NO. 1: Election of Robert T. Webb to serve as director for a term of three years or until his successor has been fully elected and qualified. Other directors whose terms of office continue are Mr. Ted Welch; Mr. Richard F. LaRoche, Jr., and Mr. W. Andrew Adams.

                                                      % of Total
                                                  Outstanding Shares
                  For                   Abstain   Voting   Voting For
               20,297,933               50,274    84.8%       84.6%

          PROPOSAL NO. 2: Adoption of 1997 Stock Option Plan which authorizes the issuance for up to ten years from January 15, 1997 options to purchase 600,000 shares of the common stock of National Health Investors, Inc.

                                                   % of Total
                                               Outstanding Shares
                For       Against    Abstain   Voting    Voting For
            19,134,465   1,058,618  155,124    84.56%       79.9%

     PROPOSAL NO. 3:     Ratify the appointment of Arthur Andersen LLP as the
     Company's independent accountant.

                                                    % of Total
                                                Outstanding Shares
                   For      Against   Abstain   Voting    Voting For
               20,250,083   36,963    61,161     84.8%      84.56%

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

COMMON STOCK MARKET PRICES AND DIVIDENDS

     The Company's common stock is traded on the New York Stock Exchange under the symbol NHI. The closing price for NHI stock on February 24, 1998 was $40.9375. As of December 31, 1997, there were approximately 1,800 holders of record of shares and the Company estimates that as of such date there were in addition in excess of 23,330 beneficial owners of the shares.

High and low stock prices and dividends for the last two years were:

                           1997                       1996
               ----------------------------- -----------------------------
                                     Cash                          Cash
                   Sales Price     Dividends     Sales Price     Dividends
Quarter Ended    High      Low     Declared    High      Low     Declared

March 31       $40.000   $36.750      .74    $34.125   $31.750     $.70
June 30         40.000    35.250      .74     34.500    30.500      .70
September 30    40.000    37.687      .74     34.125    31.500      .70
December 31     44.750    38.312      .74     38.000    33.000      .74


ITEM 6.   SELECTED FINANCIAL DATA

     The following table represents financial information with respect to the Company for the five years ended December 31, 1997. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

                                    NATIONAL HEALTH INVESTORS, INC.
                                        SELECTED FINANCIAL DATA
                            (dollars in thousands, except per share amounts)


Year Ended December 31        1997                1996          1995           1994           1993
Net revenues             $    110,179        $    99,429    $   87,924     $   70,850     $   49,552
Net income                     75,388             67,164        49,692         38,880         24,366
Net income per share
  Basic                  $       3.01        $      2.92    $     2.63     $     2.35     $     1.95
  Diluted                        2.92               2.81          2.48           2.28           1.95
----------------------------------------------------------------------------------------------------
Mortgages and other
  investments            $    482,760        $   555,791    $  507,768     $  508,135     $  303,979
Real estate properties,
  net                         200,069            184,255       123,195        118,152        113,376
Total assets                  756,599            751,097       641,916        635,423        427,748
Long Term Debt                155,659            160,008       141,103         90,210        110,967
Credit Facilities                 ---             59,000        31,750        193,944         76,700
Convertible subordinated
  debentures                  119,038             90,735        82,316        102,840        121,613
Total stockholders' equity    444,080            409,683       356,981        223,879        100,606
----------------------------------------------------------------------------------------------------
Common shares outstanding  24,753,570         23,474,751    20,535,014     14,047,563     12,762,117
Weighted average common shares
  Basic                    24,394,044         21,916,921    16,381,826     13,236,205     12,502,019
  Diluted                  28,887,987         27,211,999    22,851,888     20,796,237     16,372,652
----------------------------------------------------------------------------------------------------
Common dividends declared
  per share              $      2.960        $     2.840    $    2.610     $    2.380     $    2.175

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of December 31, 1997, NHI had interests in net real estate owned, mortgage investments and REMIC investments totaling $682.8 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

     As of December 31, 1997, the Company was diversified with investments in 226 health care facilities located in 26 states consisting of 179 long-term care facilities, three acute care hospitals, nine medical office buildings, eleven assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $445.6 million aggregate principal amount of loans to 49 borrowers and $200.1 million of purchase leaseback transactions with five lessees and $37.1 million invested in REMIC pass through certificates backed by first mortgage loans to four operators. Of these 226 facilities, 43 are leased to NHC and nine additional facilities are managed by National HealthCare Corporation ("NHC"). NHC is the Company's investment advisor. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 23.3% of total invested assets on December 31, 1997.

     At December 31, 1997, 58.2% of the total invested assets of the health care facilities were operated by public chain operators, 22.0% by private chain operators, and 19.8% by small operators.


Liquidity and Capital Resources

Sources and Uses of Funds

     During 1997, NHI has strengthened its capital structure by obtaining from each of the nation's top three rating agencies an investment grade rating for its senior unsecured debt, by issuing additional convertible debt, by the conversions of convertible debentures to common equity, and by the successful placement of its first fixed rate, unsecured, public debt offering. NHI's debt as a percentage of capitalization is at a near all-time low and the Company is in excellent position to grow by making additional investments in 1998.

     NHI has generated net cash from operating activities during 1997 in the amount of $89.9 million. The funds were used along with $60.0 million of proceeds from the issuance of convertible subordinated debentures, $99.8 million of proceeds from the placement of fixed rate public debt, $92.0 million of proceeds from credit facility borrowings, and $188.9 million received from the prepayment and collection of mortgage notes receivable to make additional investments in income producing loans and real estate properties totaling approximately $139.7 million, to repay debt and credit facilities of $255.1 million and to pay dividends to stockholders of $73.6 million.

     During 1997, NHI achieved investment grade ratings on its senior unsecured debt from three major rating agencies: Duff & Phelps Rating Co. (BBB-), Moody's Investment Service (Baa3) and Standard & Poor's (BBB-). The rating agencies cited NHI's stable cash flow provided by a diversified portfolio of investments in health care properties, moderate financial leverage, a track record of growth and profitability and an experienced management team. These ratings allowed NHI to lower its cost of both debt and equity capital and helped to expand financing alternatives.

     In January 1997, NHI placed $60.0 million of 7.0% convertible debentures. Throughout 1997, the Company's balance sheet was further strengthened by the conversion of $5.4 million of NHI's outstanding convertible preferred stock and $31.7 million of convertible debentures to common equity.

     In June 1997, NHI successfully placed its first $100 million public debt offering of 7.3% senior unsecured notes due 2007.

     The amount available to be drawn on NHI's line of credit was $100.0 million at December 31, 1997.

     During 1997, the Company received mortgage prepayments totaling $181.2 million. Proceeds were used to eliminate borrowings under the Company's $100 million revolving credit facility and to make new property and mortgage loan investments. Prepayment penalties and commitment arrangements with the borrower have partially offset reduced net income while the amounts repaid are being reinvested.

     At year end, debt as a percentage of total capitalization remains strong at 38.2%. The Company continues to be well positioned to take advantage of new investment opportunities.


Commitments

     At December 31, 1997, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $104.4 million in health care real estate projects, of which approximately $71.3 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for seven long-term health care centers, three medical office buildings, and ten assisted living facilities all at rates ranging from 9.75% to 11.5%. Also included in the $104.4 million of commitments is a commitment to loan an additional $4.3 million on three loans when the mortgagee obtains certain operating ratios.

     Financing for current commitments and future commitments to others may be provided by cash balances, by borrowings under the Company's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, and the assumption of secured or unsecured indebtedness or by the sale of all or a portion of certain currently held investments.

     The Company believes it has sufficient liquidity and financing capability to finance future investments as well as repay borrowings at or prior to their maturity.


Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net income for the year ended December 31, 1997 is $75.4 million versus $67.2 million for the same period in 1996, an increase of 12.2%. Diluted earnings per common share increased 11 cents or 3.9%, to $2.92 in 1997 from $2.81 in 1996.

     Total revenues for the year ended December 31, 1997 increased $10.8 million or 10.8% to $110.2 million from $99.4 million for the year ended December 31, 1997. Revenues from mortgage interest income increased $3.8 million, or 6.0%, when compared to the same period in 1996. Revenues from rental income increased $5.4 million, or 15.5% in 1997 as compared to 1996. These increases resulted primarily from investments in additional facilities during 1997 and 1996 and from the recognition of commitment fees.

     Total expenses for the 1997 twelve month period increased $2.5 million or 7.8% to $34.8 million from $32.3 million for the 1996 twelve month period. Interest expense increased $1.6 million or 7.7% in the 1997 twelve month period as compared to the 1996 period. Depreciation of real estate increased $1.2 million or 17.6% while amortization of loan and organization costs decreased $0.3 million or 25.0% in 1997 when compared to 1996. General and administrative costs increased 0.4%.

     The increase in interest expense is due primarily to higher average amounts borrowed in 1997 when compared to 1996. Depreciation increased as a result of the Company placing newly constructed assets in service in 1997 and 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

     Net income for the year ended December 31, 1996 is $67.2 million versus $49.7 million for 1995, an increase of 35.2%. Diluted earnings per common share increased $0.33 or 13.3% to $2.81 in the 1996 period from $2.48 in the 1995 period.

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

     The decrease in interest expense was due to decreased debt levels resulting from the lower average balances of credit facility debt and from the conversion of 7.375%, 7.75% and 10% convertible debentures to common stock. The decrease in interest expense was offset in part by the increased interest on 7.75% convertible debt, $45.0 million of which was issued in December 1995 and $55.0 million of which was issued in January 1996. Depreciation increased as a result of the Company's placing in service newly constructed assets in 1996 and 1995. General and administrative expenses increased due to increased administrative expenses and advisory fees to NHC.

Future Growth

     The Company expects increases in both mortgage interest income and rental income from the additional investments it has made in mortgage loans and owned facilities during 1997 and from revenue participations and escalators the Company has negotiated in its mortgages and leases. Additionally, the Company expects to make new investments in health care facilities that would increase interest and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.


Impact of Inflation

     Inflation may affect the Company in the future by changing the underlying value of the Company's real estate or by impacting the Company's cost of financing its operations.

     Revenues of the Company are primarily from long-term investments. Certain of the Company's leases require increases in rent income based upon increases in the revenues of the tenants. The Company has negotiated similar provisions in many of its mortgage notes receivable.


New Accounting Pronouncements

     In 1997, NHI adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure". The adoption of the provisions of these accounting pronouncements did not have a material impact on NHI's financial condition or results of operations.

Year 2000 Compliance

     The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable


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

Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

                              1st            2nd           3rd       4th
                            Quarter        Quarter       Quarter   Quarter
1997
Net Revenues                $26,445        $27,204       $28,360   $28,170
Net Income                   17,942         18,525        19,056    19,865
Basic Earnings Per Share       .700           .720          .730      .770
Diluted Earnings Per Share     .710           .720          .740      .760

1996

Net Revenues                $23,344        $23,887       $25,275   $26,923
Net Income                   15,638         16,401        16,939    18,186
Basic Earnings Per Share       .730           .740          .760      .790
Diluted Earnings Per Share     .670           .690          .710      .730

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

                                                                 DIRECTOR
                                                                  TERM
NAME                     AGE       POSITION WITH THE COMPANY     EXPIRES
----                     ---       -------------------------     -------
W. Andrew Adams          52        Director and President        1999
Richard F.
  LaRoche, Jr.           52        Director and Secretary        1998
Jack Tyrrell             51        Director                      1999
Robert T. Webb           53        Director                      2000
Ted H. Welch             64        Director                      1998
Robert G. Adams          51        Vice President                ----


     W. Andrew Adams has been President and a director of the Company since its inception in 1991. Mr. Adams has also been President and Director of NHC since 1974. He has served on the Multi-Facility Committee of the American Health Care Association, the trade association for long-term health care center companies. He has an M.B.A. from Middle Tennessee State University. Mr. Adams serves on the Board of Directors of David Lipscomb University in Nashville, Tennessee, the Board of Directors of SunTrust Bank in Nashville, Tennessee, and the Board of Directors of National Health Realty, Inc.

     Richard F. LaRoche, Jr. has served as Vice President, Secretary and a director of the Company since its inception in 1991. Mr. LaRoche has also been General Counsel of NHC since 1971, Secretary of NHC since 1974 and Senior Vice President of NHC since 1986. He serves in the same capacities for National Health Realty, Inc. He received a J.D. from Vanderbilt University and an A.B. from Dartmouth College. Mr. LaRoche is responsible for legal affairs, acquisitions and finance for both companies.

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

     Robert T. Webb has served as a director of the Company since its inception in 1991. Mr. Webb is the owner of commercial buildings and rental properties in the Middle Tennessee area, a subdivision developer, and a partner in commercial properties located in Rosslyn, Virginia and Phoenix, Arizona. Mr. Webb is the President and the sole owner of Webb's Refreshments, Inc. which has been in operation serving the Middle Tennessee area since 1976. Mr. Webb attended David Lipscomb College and received a B.A. in business marketing from Middle Tennessee State University in 1969.

     Ted H. Welch has served as a director of the Company since its inception in 1991. Mr. Welch has owned and operated income producing real estate (primarily office buildings) in the southeastern United States since 1976. From 1953 until 1971, Mr. Welch worked for the Southwestern Company where he became Executive Vice President. From 1971 to 1974, he served as the Commissioner of Finance and Administration for the State of Tennessee, in which capacity he was responsible for all construction and maintenance of State of Tennessee real property, along with being chief operating officer. Mr. Welch received a B.S. from the University of Tennessee at Martin and attended the Graduate School of Management at Indiana University. Mr. Welch is President and Chief Executive Officer of Eagle Communications. Mr. Welch serves on the Board of Directors of American Constructors, Inc.; First American Corporation, Nashville, Tennessee; Logan's Roadhouse, Inc.; and Southeast Service Corporation.

     Robert G. Adams has served as Vice President since 1997 and is also the brother of W. Andrew Adams. He is the Chief Operating Officer of NHC, serves on NHC's Board of Directors and on the Board of National Health Realty, Inc. He is responsible for oversight of all company due diligence reports and financial pro formas. He received a B.S. degree from Middle Tennessee State University.

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

     Dinsie B. C. Hale (Senior Accountant) has been with NHC since 1985. She oversees portfolio compliance and reports on those issues monthly to the NHC Advisory Committee and quarterly to the Board of Directors. She has a B.S. degree from Middle Tennessee State University.


ITEM 11.  EXECUTIVE COMPENSATION

     The Company's day to day operations are conducted by personnel provided by NHC. The Company does have three executive officers, all of whom are also officers of NHC. See "Business - Advisory Agreement". The following table sets forth certain information concerning the compensation of the Company's chief executive officer and the other executive officers of the Company:

SUMMARY COMPENSATION TABLE

               NAME AND
          PRINCIPAL POSITION            YEAR      COMPENSATION

          W. Andrew Adams,              1997      $650,000
          President and Director        1996       600,000
                                        1995       450,000

          Richard F LaRoche, Jr.        1997       450,000
          Vice President,               1996       400,000
          Secretary and Director        1995       225,000

          Robert G. Adams               1997       450,000
          Vice President                1996       400,000

     The compensations of Messrs. Adams and Mr. LaRoche are set by the board of directors of NHC (NHC Board) and are the obligations of NHC pursuant to the Advisory Agreement. Any compensation paid by the Company is credited against the Advisory fee paid to NHC. See "Business - Advisory Agreement". NHC's Board is composed of J. K. Twilla, Olin O. Williams, W. Andrew Adams, Ernest
G. Burgess, III, Robert G. Adams, and Lawrence C. Tucker.

     Messrs. Adams and Mr. LaRoche also serve as Executive Officers of National Health Realty, Inc.


DIRECTORS' COMPENSATION

     Directors not affiliated with NHC (Messrs. Welch, Tyrrell, and Webb) receive $2,500 for each meeting attended, plus reimbursement for any actual travel expenses. In addition, non-NHC affiliated directors are granted options to purchase 15,000 shares of Common Stock each year pursuant to the 1997 Stock Option Plan. See "Stock Option Plan" below.

STOCK OPTION PLAN

     The 1991 Option Plan (as amended in 1994) provided for an automatic grant to each non-NHC affiliated director of an option to purchase 5,000 shares of Common Stock on the date of the Annual Stockholder's Meeting at the then fair market value. The 1997 Stock Option Plan increased that number to 15,000 shares per Annual Meeting.

     Both Plans permit options to be exercised for cash or by surrender of shares of Common Stock of the Company valued at the then fair market value. Unless otherwise specifically provided in the option agreement, no option or SAR shall be transferable other than by will, family gift, or the laws of descent and distribution. All shares which may be issued under either Plan and the exercise prices for outstanding options are subject to adjustment in the event that the number of outstanding shares of Common Stock will be changed by reason of stock splits, stock dividends, reclassifications or recapitalizations. In addition, upon a merger or consolidation involving the Company, participants are entitled to shares in the surviving corporation.

     Pursuant to the automatic grant provisions of the Plans, the three non-NHC affiliated directors have each received options to purchase shares at $28.75 per share in 1994, $25,375 in 1995, $33.50 in 1997 and $36.00 in 1997.
The outside directors have exercised all options granted in 1994, all but 9,000 of the 1995 grants, all but 10,000 of the 1996 grants and none of the 1997 grants.

     In 1993 the Board awarded options on 100,000 shares at the then fair market value of $25.00 to its Investment Advisor, with the direction that they be allocated among those employees who were directly involved in the provision of investment advisory services to the Company. On June 1, 1995, the Company awarded options on another 100,000 shares at the then fair market value of $26.00 per share to key NHC employees. On January 15, 1997, the balance of the shares available under the 1991 Plan were granted to Key Employees at $36.00 per share. 45,000 shares of the 1997 Plan have been granted, 45,000 to non NHC affiliated directors, and -0- to NHC Key Employees.

OPTIONS GRANTED IN 1997

     The table below provides certain information on grants of stock options to the executive officers and directors pursuant to the Company's 1991 Option Plan during the fiscal year ended December 31, 1997. Although stock appreciation rights are available under the plan, none have been issued to date.

                                                                              Potential Realizable
                                        Percent of                            Value at Assumed
                                         Total         Exercise               Annual Rates of
                                        Options/SAR's  or Base                Stock Price Appreciation
                         Options/SAR's  Granted in     Price      Expiration  for Option Term <F1>
Name                      Granted (#)   Fiscal Year    ($/Share)  Date          5% ($)    10% ($)
Ted H. Welch                15,000       7.7%          $36.000    1/15/02     $149,192  $329,675
Jack Tyrrell                15,000       7.7%           36.000    1/15/02      149,192   329,675
Robert T. Webb              15,000       7.7%           36.000    1/15/02      149,192   329,675
W. Andrew Adams             40,000      20.6%           36.000    1/15/02      397,845   879.134
Richard F. LaRoche, Jr.     30,000      15.5%           36.000    1/15/02      298,384   659.351
Robert G. Adams             30,000      15.5%           36.000    1/15/02      298,384   659.351

<F1> Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option terms. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.


1997 YEAR-END OPTION VALUES

     The following table summarizes certain information regarding stock options exercised during the fiscal year ended December 31, 1997 and stock options held as of December 31, 1997 by the Executive Officers and Directors. No SARs were held or exercised during fiscal 1997.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                AND FISCAL YEAR-END OPTION VALUES
                                                  Number of Shares
                           Shares                 Underlying Unexercised   Value of Unexercised
                         Acquired on   Value      Options at Fiscal        In-the-Money Options
                          Exercise    Realized    Year-End                  at Fiscal Year-End
Name                        (#)       ($)<F1>       (#)                            ($)<F2>
W. Andrew Adams             4,000     $ 47,250    76,000                   $828,750
Richard F. LaRoche, Jr.     4,000       47,250    34,000                    250,125
Robert T. Webb              5,000       19,830    15,000                     90,937
Ted H. Welch                  -0-          -0-    24,000                    200,500
Jack Tyrrell                  -0-          -0-    28,000                    264,625
Robert G. Adams             4,000       47,250    34,000                    250,125

<F1> Represents the difference between the exercise price and the average sales price of the Common stock on the date of exercise.

<F2> Value based on the average sales price per share ($42.0625) of the
     Company's Common Stock on December 31, 1997, as reported on the New
     York Stock Exchange, less the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of December 31, 1997 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to own beneficially 5% or more of the outstanding shares, (b) by each director, and (c) by all executive officers and directors of the Company:

Names and Addresses                    Number of Shares          Percentages of
of Beneficial Owners                   Beneficially Owned<F1>    Total Shares
W. Andrew Adams<F2>                         1,095,350                4.4%
1927 Memorial Blvd.
Murfreesboro, TN  37129

Richard F. LaRoche, Jr.<F3><F9>               320,625                1.3%
2103 Shannon Drive
Murfreesboro, TN  37129

Jack Tyrrell<F4><F9>                          15,586                  *
3100 West End Avenue
Nashville, TN  37203

Robert T. Webb<F5>                             50,073                  *
149 MTCS Drive
Murfreesboro, TN  37129

Ted Welch<F6>                                  17,000                  *
611 Commerce, 29th Floor
Nashville, TN  37219

Robert G. Adams<F7><F9>                       269,300                1.1%
2217 Tomahawk Trace
Murfreesboro, TN 37129

Franklin Resources, Inc.                    2,140,100                8.6%
777 Maariners Island Blvd.
San Mateo, CA 94403

Wasatch Advisors, Inc.                      1,176,931                4.8%
68 South Main Street
Salt Lake City, UT  84101

All Executive Officers and
  Directors as a Group
  (6 persons)<F8>                           1,767,934                7.1%
________________
*Less than 1%.

     <F1> The percentages shown are based on 24,753,570 shares of Common
          Stock outstanding on December 31, 1997 plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange
          Act as disclosed by Vickers Stock Research Corporation.
     <F2> Includes options to purchase 76,000 shares of Common Stock held by
          Mr. Adams.
     <F3> Includes options to purchase 34,000 shares of Common Stock held by
          Mr. LaRoche.
     <F4> Includes options to purchase 28,000 shares of Common Stock held by
          Mr. Tyrrell.
     <F5> Includes options to purchase 15,000 shares of Common Stock held by
          Mr. Webb.
     <F6> Includes options to purchase 24,000 shares of Common Stock held by
          Mr. Welch.
     <F7> Includes options to purchase 34,000 shares of Common Stock held by
          Mr. Adams.
     <F8> Includes options to purchase 211,000 shares of Common Stock.
     <F9> Substantially all the options included in this total have been transferred to a family partnership or trust.

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

LEASES

     Pursuant to NHC's conveyance of certain of the Health Care Facilities to the Company, the Company leases to NHC 43 of the Health Care Facilities. Pursuant to these Leases, the Company and NHC have entered into a Master Agreement to Lease. See "Business - NHC Master Agreement to Lease". Since the date of the original lease to NHC (October 17, 1991), NHC has expanded the number of licensed beds at 15 of the 43 centers. By authority and unanimous vote of the non-NHC affiliated Directors, at such time as the bed additions were completed, NHI reimbursed NHC its actual out of pocket costs and expenses in connection with the plant expansions and received a corresponding increase in the base rent paid by NHC. The 15 expansions were funded at a cost of $10,534,135 in 1996 and $23,375,000 in 1997 and the lease increases at all expanded centers are now in effect. At the expiration of the leases, all of the expansions remain the full and complete property of NHI.


THE MORTGAGE DEBT

     In connection with NHC's conveyance of 43 of the Health Care Facilities (the "NHC Health Care Facilities") to the Company in 1991, the Company assumed mortgage debt of $120.4 million (the "NHC Mortgage Debt"). As of December 31, 1997, and the early retirement by the Company of $20,662,000 for which NHC is still obligated under the original terms, the aggregate principal balance of the mortgage debt was $52,833,359 million. If the Company were required to redeem all or a material portion of such debt, there can be no assurance that the Company would be able to replace such debt on the same or similar terms or in a similar amount. NHC has agreed to indemnify and hold the Company harmless from certain costs and damages incurred in refinancing or so redeeming this debt, including closing or commitment fees, legal fees, and increased interest rates. The balance of the mortgage indebtedness encumbering the Health Care Facilities received from NHC is long-term self-amortizing debt with final maturities from 1995 through 2015.

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


THE GUARANTEED DEBT

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed the debt ($21,038,000 at December 31, 1997) of unrelated parties which NHC has also guaranteed. The debt is at fixed interest rates with a weighted average interest rate of 8.4% at December 31, 1997. NHI receives from NHC compensation of approximately $105,190 per annum for the guarantees which is credited against NHC's base rent requirements. Additionally, NHI has outstanding letters of credit for $10,835,000 of debt. NHI also has guaranteed bank loans in the amount of $2,074,000 to key employees and directors of the Company and NHC employees and directors utilized for the exercise of stock options. No fee is charged for these option exercise guarantees.

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

INVESTMENT ADVISOR'S CONFLICT OF INTEREST

     The Company's Investment Advisor, NHC, is also serving as the Investment Advisor for National Health Realty, Inc. ("NHR") a separate health care real estate investment trust founded in December, 1997, by NHC. Although NHR is publicly traded on the American Stock Exchange, its investment activities are restricted by the terms of NHC's Advisory Agreement.

     NHR's Advisory Agreement provides that prior to the earlier to occur of
(i) the termination, for any reason, of the Advisory Agreement or (ii) NHC ceasing to be actively engaged as the investment advisor for NHI, NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets conveyed to it upon its formation by NHC.


OPTION EXERCISE LOAN GUARANTY PROGRAM

     The Company has implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to obtain an NHI guaranty of up to $100,000 per year on loans made from commercial banking institutes, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5,000,000. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table below indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 1997.

                       Current        Maximum
                        Loan            Loan       Commercial Bank
                    Outstanding     Outstanding    Originating Loan

W. Andrew Adams     $    -0-        $        -0-            --
Richard F.
   LaRoche, Jr.      200,000             200,000   SouthTrust Bank
Jack Tyrrell             -0-                -0-            --
Robert T. Webb           -0-                -0-    SouthTrust Bank
Ted Welch                -0-              51,000   SouthTrust Bank
Robert G. Adams      100,000             300,000   SouthTrust Bank
NHC Employees      1,774,277           2,285,808   SouthTrust Bank

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

          3.   Exhibits

     Exhibits required as part of this report are listed in the Exhibit
Index.

     (b)  Reports on Form 8-K.  -  None

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Murfreesboro, State of Tennessee, on the 26th day of March, 1998.

                              NATIONAL HEALTH INVESTORS, INC.



                              BY: /s/ Richard F. LaRoche, Jr.
                                  Richard F. LaRoche, Jr.
                                  Secretary



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

     Signature                Title                    Date



/s/ W. Andrew Adams            President & Director         March 26, 1998
W. Andrew Adams               (Principal Executive Officer)



/s/ Richard F. LaRoche, Jr.   Secretary and Director        March 26, 1998
Richard F. LaRoche, Jr.       (Principal Financial Officer)



/s/ Jack Tyrrell              Director                      March 26, 1998
Jack Tyrrell



/s/ Robert T. Webb            Director                      March 26, 1998
Robert T. Webb



/s/ Ted H. Welch              Director                      March 26, 1998
Ted H. Welch

                       NATIONAL HEALTH INVESTORS, INC.
            FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1997

                                EXHIBIT INDEX

    Exhibit No.            Description                 Page No. or Location
      3.1         Articles of Incorporation         Incorporated by reference
                                                    to Exhibit 3.1 to Form S-11
                                                    Registration Statement
                                                    No. 33-41863

      3.2         Bylaws                            Incorporated by reference
                                                    to Exhibit 3.2 to Form S-11
                                                    Registration Statement
                                                    No. 33-41863

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

      4.6         Form of Debenture due 2006        Incorporated by reference
                     (7%)                           to Exhibit 1 to Form S-3
                                                    Registration Statement
                                                    No. 33-72370

      4.7         First Supplemental Indenture      Incorporated by reference
                     Dated December 15, 1995        to Exhibit 4.7 to Form 10-K
                                                    dated February 26, 1996

      10          Materials Contracts               Incorporated by reference
                                                    from Exhibits 10.1 thru 10.9
                                                    to Form S-4 Registration
                                                    Statement No. 33-41863

      10.12       1991 Stock Option Plan            Incorporated by reference
                                                    from Exhibit 10.12 to Form
                                                    S-4 Registration No. 33-41863

                  1997 Stock Option Plan            Incorporated by reference from
                                                    the 1997 Proxy Statement as
                                                    filed

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

                 NATIONAL HEALTH INVESTORS, INC.

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets-December 31, 1997 & 1996

Consolidated Statements of Income-For the Years Ended
          December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows-For the Years Ended
          December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity-For the
          Years Ended December 31, 1997, 1996 and 1995

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

       The 1997 consolidated financial statements, together with the Report of Independent Public Accountants, listed in the above index are filed herewith.

NATIONAL HEALTH INVESTORS, INC.

Report of Independent Public Accountants

To National Health Investors, Inc.:

     We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (a Maryland corporation incorporated on July 24, 1991 which began operations on October 17, 1991) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 13, 1998

                                 NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

December 31                                                  1997       1996
Assets
  Real estate properties:
   Land                                                    $ 20,468   $ 20,468
   Buildings and improvements                               205,631    192,095
   Construction in progress                                  10,899        587
                                                            236,998    213,150
   Less accumulated depreciation                            (36,929)   (28,895)
     Real estate properties, net                            200,069    184,255

  Mortgage and other notes receivable                       445,603    519,229
  Investments in real estate mortgage investment conduits    37,157     36,562
  Interest and rent receivable                                5,185      5,382
  Cash and cash equivalents                                  64,915      3,400
  Deferred costs and other assets                             3,670      2,269
    Total Assets                                           $756,599   $751,097

Liabilities and Deferred Income
  Long-term debt                                           $155,659   $160,008
  Credit facilities                                             ---     59,000
  Convertible subordinated debentures                       119,038     90,735
  Accounts payable and other accrued expenses                 4,266      3,131
  Accrued interest                                            6,928      1,984
  Dividends payable                                          18,318     17,371
  Deferred income                                             8,310      9,185
    Total Liabilities and Deferred Income                   312,519    341,414

  Commitments and guarantees

Stockholders' Equity
  Cumulative convertible preferred stock, $.01 par value;
    10,000,000 shares authorized;
    833,664 and 1,050,122 shares, respectively,
    issued and outstanding; stated
    at liquidation preference of $25 per share               20,842     26,253
  Common stock, $.01 par value;
    40,000,000 shares authorized;
    24,753,570 and 23,474,751 shares,
    respectively, issued and outstanding                        248        235
  Capital in excess of par value                            434,135    395,204
  Cumulative net income                                     270,902    195,514
  Cumulative dividends                                     (282,047)  (207,523)
    Total Stockholders' Equity                              444,080    409,683
    Total Liabilities and Stockholders' Equity             $756,599    $751,097

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Consolidated Statements of Income

(In thousands, except share amounts)
Year Ended December 31                           1997        1996        1995

Revenues:
         Mortgage interest income               $ 66,242    $ 62,508   $ 53,919
         Rental income                            39,948      34,579     32,061
         Investment interest
            and other income                       3,989       2,342      1,944
                                                 110,179      99,429     87,924

Expenses:
         Interest                                 22,219      20,633     27,205
         Depreciation of real estate               8,036       6,832      6,020
         Amortization of loan & organization costs   836       1,115      1,637
         General and administrative                3,700       3,685      3,370
                                                  34,791      32,265     38,232

Net income                                        75,388      67,164     49,692

Dividends to preferred stockholders                1,916       3,118      6,613

Net income applicable to common stock           $ 73,472    $ 64,046   $ 43,079

Net income per common share:
         Basic                                     $3.01       $2.92      $2.63
         Diluted                                    2.92        2.81       2.48

Weighted average common shares outstanding:
         Basic                                24,394,044  21,916,921 16,381,826
         Diluted                              28,887,987  27,211,999 22,851,888



The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)
Year Ended December 31                                1997      1996      1995
Cash flows from operating activities:
        Net income                                  $ 75,388 $  67,164  $ 49,692
        Depreciation of real estate                    8,036     6,832     6,020
        Amortization of loan and organization costs      836     1,115     1,637
        Interest on debenture conversion                 300       719       659
        Deferred income                                1,495     6,335       530
        Recognition of deferred income                (2,370)   (6,190)   (1,542)
        (Increase) decrease in interest &
           rent receivable                               197       679    (1,349)
        (Increase) decrease in other assets              (25)       68       232
        Increase (decrease) in accounts payable
          and accrued liabilities                      6,079        (9)     (665)
           Net cash provided by operating activities  89,936    76,713    55,214

Cash flows from investing activities:
        Investment in mortgage notes receivable     (115,876) (153,084)  (85,145)
        Investment in real estate mortgage
          investment conduit                             ---       ---    (6,158)
        Collection of mortgage notes receivable        7,695     8,750     8,423
        Prepayment of mortgage notes receivable      181,212    96,311    83,247
        Acquisition of and construction of
          property and equipment, net                (23,848)  (67,892)  (11,063)
        Net cash provided by (used in)
              investing activities                    49,183  (115,915)  (10,696)

Cash flows from financing activities:
        Repayment of credit facilities              (151,000)  (95,250)  (84,792)
        Proceeds from credit facilities               92,000   122,500       ---
        Proceeds from long-term debt                  99,756   103,168   115,085
        Principal payments on long-term debt        (104,105)  (84,263) (141,594)
        Proceeds from issuance of convertible
          subordinated debentures                     60,000    57,735    48,671
        Financing costs paid                          (2,671)   (1,548)   (1,409)
        Dividends paid to stockholders               (73,577)  (64,484)  (44,102)
        Sale of stock and exercise of stock options    1,993     2,622    65,729
           Net cash provided by (used in)
              financing activities                   (77,604)   40,480   (42,412)
Increase in cash and cash equivalents                 61,515     1,278     2,106
Cash and cash equivalents, beginning of period         3,400     2,122        16
Cash and cash equivalents, end of period            $ 64,915 $   3,400  $  2,122

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

                            Cumulative Convertible              Capital in                         Total
                             Preferred Stock     Common Stock   Excess of  Cumulative Cumulative  Stockholders'
                            Shares     Amount   Shares   Amount Par Value  Net Income Dividends    Equity
Balance at 12/31/94         3,802,960 $95,074 14,047,563$  140  $140,281   $ 78,658   $ (90,274)  $223,879
Net income                        ---     ---        ---   ---       ---     49,692         ---     49,692
Shares sold                       ---     ---  2,534,453    25    65,704        ---         ---     65,729
Shares issued in conversion of
   convertible debentures
   to common stock                ---     ---  2,603,317    27    68,650        ---         ---     68,677
Shares issued in conversion
   of preferred stock to
   common stock            (1,491,427)(37,286) 1,349,681    13    37,273        ---         ---        ---
Dividends to common stock-
   holders ($2.610 per share)     ---     ---        ---   ---       ---        ---     (44,383)   (44,383)
Dividends to preferred stock-
   holders ($2.125 per share)     ---     ---        ---   ---       ---        ---      (6,613)    (6,613)
Balance at 12/31/95         2,311,533  57,788 20,535,014   205   311,908    128,350    (141,270)    356,981
Net income                        ---     ---        ---   ---       ---     67,164         ---      67,164
Shares sold                       ---     ---     95,878     1     2,621        ---         ---       2,622
Shares issued in conversion
   of convertible debentures
   to common stock                ---     ---  1,702,366    18    49,151        ---         ---      49,169
Shares issued in conversion
   of preferred stock to
   common stock            (1,261,411)(31,535) 1,141,493    11    31,524        ---         ---         ---
Dividends to common stock-
   holders ($2.840 per share)     ---     ---        ---   ---       ---        ---     (63,135)     (63,135)
Dividends to preferred stock-
   holders ($2.125 per share)     ---     ---        ---   ---       ---        ---      (3,118)      (3,118)
Balance at 12/31/96         1,050,122  26,253 23,474,751   235   395,204    195,514    (207,523)     409,683
Net income                        ---     ---        ---   ---       ---     75,388         ---       75,388
Shares sold                       ---     ---     61,999     1     1,992        ---         ---        1,993
Shares issued in conversion of
   convertible debentures to
   common stock                   ---     ---  1,020,926    10    31,530        ---         ---       31,540
Shares issued in conversion
   of preferred stock to
   common stock              (216,458) (5,411)   195,894     2     5,409        ---         ---          ---
Dividends to common stock-
   holders ($2.960 per share)     ---     ---        ---   ---       ---        ---     (72,608)     (72,608)
Dividends to preferred stock-
   holders ($2.125 per share)     ---     ---        ---   ---       ---        ---      (1,916)      (1,916)
Balance at 12/31/97           833,664 $20,842 24,753,570$  248  $434,135   $270,902   $(282,047)    $444,080

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Years ended December 31, 1997, 1996, and 1995


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

     Real Estate Properties - NHI records properties at cost, including capitalized interest during construction periods. Real property transferred from National HealthCare Corporation ("NHC") was recorded at NHC's historical cost book value at the date of transfer. NHI uses the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). NHI adopted the provisions of SFAS 121 effective January 1, 1996. The adoption of SFAS 121 did not have a material effect on NHI's financial statements. NHI evaluates the recoverability of the carrying values of its properties on a property by property basis.

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

     The primary difference between NHI's tax basis and the reported amounts of NHI's assets and liabilities is a higher tax basis than book basis (by approximately $16,465,000) in its real estate properties.

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

     In management's opinion, these loan commitment fees approximate the loan commitment fees that NHI would currently charge to enter into similar agreements based on the terms of the agreements and the creditworthiness of the parties, and the committed interest rates are approximately the same as current levels of interest rates.

     Rental Income - Rental income is recognized by NHI based on the terms of NHI's leases.

     Mortgage Interest Income - Mortgage interest income is recognized by NHI based on the interest rates and principal amounts outstanding of the mortgage notes receivable.

NOTE 3. REAL ESTATE PROPERTIES

     The following table summarizes NHI's real estate properties by type of facility and by state as of December 31, 1997:

                                                     Buildings,
                                 Number            Improvements &             Mortgage
                                 of                 Construction     Accum.   Notes
Facility Type and State       Facilities  Land       in Progress     Depr.    Payable
(Dollar amounts in thousands)
LONG-TERM CARE:
Alabama                            2      $    95      $  5,165      $ 1,314  $   498
Arizona                            1          453         4,558          168    2,985
Florida                            4        1,949        33,126        5,592   12,298
Georgia                            1           52           865          400      159
Idaho                              2          365         6,824          252      ---
Kentucky                           3          201         2,899        1,006      ---
Missouri                           5        1,070        23,070        5,284   16,196
South Carolina                     3          572        11,544        3,318    6,856
Tennessee                         21        2,118        42,705       10,826   12,084
Virginia                           1          176         2,511          650    3,735
Total Long-Term Care              43        7,051       133,267       28,810   54,811

ACUTE CARE:
Kentucky                           1          540         6,961        1,098      ---
Total Acute Care                   1          540         6,961        1,098      ---

MEDICAL OFFICE BUILDINGS:
Florida                            1          170         3,349          558      ---
Kentucky                           1           23         3,667          577      ---
Louisiana                          1          ---         3,153          545      ---
Texas                              2          631         7,921          797      ---
Utah                               1          223         6,541        1,093      ---
Total Medical Office
   Buildings                       6        1,047        24,631        3,570      ---

ASSISTED LIVING:
Florida                            2        5,089        20,725          922      ---
New Jersey                         1        4,229        13,030          597      ---
Texas                              1        2,094         9,091          396      ---
Total Assisted Living              4       11,412        42,846        1,915      ---

RETIREMENT CENTERS:
Missouri                           1          354         3,181          736      ---
Tennessee                          2           64         5,644          800    1,007
Total Retirement Centers           3          418         8,825        1,536    1,007

Total                             57      $20,468      $216,530      $36,929  $55,818

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

     The following is a summary of mortgage and other notes receivable by type:
                                           December 31,
                                       1997           1996
          Mortgage loans           $424,272,000   $505,275,000
          Construction loans         17,638,000     10,191,000
          Term loans                  3,693,000      3,763,000
                                   $445,603,000   $519,229,000

     The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 1997:

            Final           Number of                                  Principal
          Payment Date      Loans        Payment Terms                 Amount
            First Mortgage Notes:


            1999            1      Monthly payments of $258,000, which
                                   include interest at 11%.            $25,796,000

            2000            1      Loan participation agreement with
                                   SouthTrust Bank acquiring a 20.9%
                                   interest in 16 mortgage notes.
                                   Monthly payments of $166,000, which
                                   include interest at 8.26%.           19,423,000

            2002            1      Monthly payments of $132,000, which
                                   include interest at 10.5%.  Contingent
                                   interest related to a percentage of
                                   the facility's annual increase in revenue
                                   over a base year is paid annually.   13,073,000

            2002            1      Monthly principal payments of
                                   $214,000 plus interest at 12%.  Contingent
                                   interest related to a percentage of the
                                   facility's annual increase in revenue
                                   over a base year is paid annually.   11,137,000

            2003            1      Monthly payments of $98,000, which
                                   include interest at 11%.  Contingent
                                   interest related to the increase in
                                   certain lease payments of the facilities
                                   over a base year is paid annually.    9,610,000

            2003            1      Monthly interest payments of $245,000, at
                                   10% through April 1998. Beginning May 1998
                                   monthly payments of principal and interest
                                   of $294,000, which include interest
                                   at 10%.                              28,834,000

            2003            1      Monthly payments of $103,000, which include
                                   interest at 10.75%.  Effective October 1998,
                                   the monthly payments will be adjusted to
                                   include interest at the greater of 10.75%
                                   or the rate that ten-year United States
                                   securities yield plus 4.5%.  Contingent
                                   interest related to a percentage of the
                                   facility's annual increase in revenue over
                                   a base year is paid annually.        11,943,000

            2004            1      Monthly payments of $149,000, which
                                   include interest at 11%.  Effective
                                   October 2000, the monthly payments will
                                   be adjusted to include interest at the
                                   greater of 11% or the rate that ten-year
                                   United States securities yield plus 5%.
                                   Contingent interest related to the greater
                                   of a percentage of the facilities' annual
                                   increase in revenue over a base year or the
                                   percentage increase in the Consumer Price
                                   Index over a base year is paid
                                   annually.                            14,565,000

            2004            1      Monthly payments of $180,000, which
                                   include interest at 10.5%.  Effective
                                   April 1999, the monthly payments will
                                   be adjusted to include interest at the
                                   greater of 10.5% or the rate that ten-year
                                   United States securities yield plus 5%.
                                   Contingent interest related to the greater
                                   of a percentage of the facilities' annual
                                   increase in revenue over a base year or
                                   the percentage increase in the Consumer
                                   Price Index over a base year is paid
                                   annually.                            18,451,000

            2005            1      Monthly payments of $98,000, which include
                                   interest at 11.35%.  The interest rate
                                   escalates annually by .1% per year.
                                   Contingent interest related to a percentage
                                   of the facility's annual increase in revenue
                                   over a base year is due annually.     9,464,000

            2006            1      Monthly interest payments of $212,000 at
                                   10.5%.  Effective January 1999, the monthly
                                   payment will be adjusted annually to include
                                   principal and interest at a rate equal to
                                   .15% above the previous year's
                                   rate.                                22,896,000

            2007            1      Monthly interest payments of $466,000, at
                                   10.5% through October 1999.  Beginning
                                   November 1999 monthly payments of principal
                                   and interest of $501,000, which include
                                   interest at 10.5%.  Contingent interest
                                   related to a percentage of the facility's
                                   annual increase in revenue over a base
                                   year is due annually beginning
                                   in 1999.                             51,500,000

            2007            1      Monthly interest payments of $446,000 at
                                   10.5% through April 1999.  Beginning May
                                   1999, monthly payments of principal and
                                   interest of $94,000, which include interest
                                   at 10.5%.  Contingent interest related to
                                   a percentage of the facility's annual in-
                                   crease in revenue over a base year is due
                                   annually.                            10,000,000

            2011            1      Monthly interest payments of $237,000 at
                                   10.65%.  The interest rate will be in-
                                   creased by .15% annually.  Principal on the
                                   loan is due at maturity.             25,805,000


        1997 to 2006       29      Monthly payments from $5,000 to $95,000,
                                   which include interest at 9.95% to 15.00%.
                                   Principal outstanding ranges from $414,000
                                   to $9,469,000.                      134,076,000


            2010            1      Monthly payments of $185,000, which include
                                   interest at 11.45%.  The interest rate will
                                   escalate .1% per year through September 1,
                                   2005, the anniversary date of the note. Effec-
                                   tive September 1, 2005, the monthly payment
                                   will be adjusted to include interest at the
                                   greater of 12.25% or the rate that five-year
                                   United States securities yield
                                   plus 4.5%.                           17,699,000

            Construction Loans:
            2012            6      Monthly payments of interest only
                                   at the rates of 10.5% to 11.5% during con-
                                   struction.  Construction notes will convert
                                   to mortgage notes at close of construction.
                                   The notes provide for interest escalation at
                                   various anniversary dates of the note.
                                   Contingent interest related to a
                                   percentage of the facilities' annual
                                   increase in revenue over a base year
                                   will be paid annually beginning during the
                                   term of the mortgage loans.          17,638,000

              Term Notes:

            2019            3      Monthly payments of $29,000, which
                                   include interest at 7.5%.             3,693,000
                                                                      $445,603,000

     The mortgage notes receivable are generally first mortgage notes secured by the real estate of long-term health care centers, acute care hospitals, medical office buildings, assisted living facilities and retirement centers in the states of Alabama, Arizona, Colorado, Florida, Georgia, Kansas, Louisiana, Maryland, Missouri, New Hampshire, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, and Wisconsin. Construction loans are for the construction of two nursing homes located in Florida, three assisted living facilities in Maryland and one medical office building located in Tennessee. NHI has agreed to provide permanent financing for the projects upon completion of the construction.

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

     Convertible subordinated debentures - The fair value of NHI's 1997 debentures, 1995 debentures, 1993 debentures and senior debentures is estimated based on the quoted market prices of the debentures.

     The estimated fair values of NHI's financial instruments are as follows:

                                     December 31, 1997       December 31, 1996
                                   Carrying    Fair         Carrying    Fair
                                    Amount     Value         Amount     Value
                                      (in thousands)           (in thousands)
Mortgage and other
   notes receivable                $ 445,603 $ 445,603      $ 519,229 $ 519,229
Investments in real estate mort-
   gage investment conduits           37,157    37,157         36,562    36,562
Interest and rent receivable           5,185     5,185          5,382     5,382
Cash and cash equivalents             64,915    64,915          3,400     3,400
Long-term debt and credit
   facilities                       (155,659) (155,659)      (219,008) (219,008)
Convertible subordinated
   debentures                       (119,038) (144,486)       (90,735) (106,311)

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

     At December 31, 1997, the effective yields have been calculated by NHI to be 10.5% and 12.0%, respectively, on the 1995 REMIC and the 1993 REMIC and the average remaining lives of the mortgages are calculated to be 7.9 years and 5.3 years, respectively.

NOTE 7. DEBT

     Short-Term Borrowings - As of December 31, 1997 and 1996, there were no short-term borrowings outstanding.

     Long-Term Debt - Long-term debt, including refinancing commitments, consists of the following:

                                          Weighted Average    Final            Principal
                                          Interest Rate      Maturities         Amount
December 31                                                              1997          1996
     Bank credit facility, principal and     Variable,
        interest payable quarterly             6.1%         2009      $ 23,301,000   $ 24,493,000

     Senior secured notes, principal and interest
        payable semiannually                   8.4          2005        14,657,000     16,490,000

     Senior secured notes, principal and interest
        payable semiannually                   8.3          2003           912,000      1,077,000

     Senior unsecured line of credit agreement,
        payable in periodic installments of
        principal and interest               Variable       2000               ---     59,000,000

     Senior unsecured term loan, repaid
        in 1997                                ---          ----               ---    100,000,000

     Unsecured notes, interest payable semi-
        annually, principal due at maturity    7.3          2007       100,000,000            ---

     First mortgage notes, principal payable in
        periodic installments, interest
        payable monthly                        5.0          2017           834,000        746,000

     First mortgage revenue bonds, principal
        payable in periodic installments,   Variable,
        interest payable monthly               4.8          1999-2014   15,955,000     17,202,000
                                                                      $155,659,000   $219,008,000


     NHI has established a senior unsecured revolving line of credit which allows it to borrow a maximum of $100,000,000. The agreement allows NHI to borrow up to two-thirds of its borrowing base, which consists primarily of NHI's mortgage notes receivable and REMIC investments. The loan bears interest at the prime rate or at a premium over the London Interbank Offered Rate ("LIBOR") at the option of NHI. The loan matures in October 2000. No amount was outstanding at December 31, 1997.

     On June 25, 1997, NHI received proceeds from the sale of $100,000,000 of 7.3% notes payable ("the Notes"), which mature on July 16, 2007 and have no sinking fund provisions. The Notes are general unsecured obligations of NHI and rank equal with NHI's other unsecured and subordinated debt. NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

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

     The debt identified above as senior secured notes is cross-defaulted with other NHC liabilities and is cross-collateralized to the extent of approximately $21,038,000 of debt. Thus, in the event NHC defaulted on its obligations under its debt packages, NHI could lose its interest in the related mortgage notes receivable or real estate properties.

     The aggregate principal maturities of all long-term debt, including refinancing commitments, for the five years subsequent to December 31, 1997 are as follows:

               1998                               $ 4,420,000
               1999                                 4,162,000
               2000                                 4,474,000
               2001                                 4,529,000
               2002                                 4,699,000

     Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders' equity by NHI and NHC. All such covenants have been met by NHI, and NHI believes all such covenants have been met by NHC.

     In 1997 the Financial Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). NHI adopted the provisions of SFAS 129 during the fourth quarter of 1997. The adoption of SFAS 129 did not have a material effect on NHI's financial statements.


NOTE 8. CONVERTIBLE SUBORDINATED DEBENTURES

     1997 Debentures - On January 29, 1997, NHI issued $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. At December 31, 1997, 1997 debentures in the amount of $59,635,000 were outstanding.

     The 1997 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $37.50, subject to adjustment. During 1997, $365,000 of the 1997 debentures were converted into 9,733 shares of common stock. NHI has reserved an additional 1,590,267 shares of common stock for 1997 debenture conversions.

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

     1995 Debentures - On December 12, 1995, NHI sold $45,000,000 of a total of $100,000,000 of 7.75% convertible subordinated debentures (the "1995 debentures") due on January 1, 2001. The remaining $55,000,000 were sold on January 15, 1996. At December 31, 1997, 1995 debentures in the amount of $47,422,000 were outstanding.

     The 1995 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $31.625, subject to adjustment. During 1997 and 1996, $27,472,000 and $25,106,000, respectively, of the 1995 debentures were converted into 868,664 and 793,861 shares of common stock. NHI has reserved an additional 1,499,510 shares of common stock for 1995 debenture conversions.

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

     1995 Debt Service Debentures - In November 1995, NHI began offering 7% subordinated convertible debentures due on January 1, 2006. NHI may offer up to $25,000,000 of these debentures to current and future mortgagees and lessees of NHI to satisfy existing debt service reserve escrow requirements under applicable mortgages or leases. At December 31, 1997, debentures in the amount of $6,406,000 have been issued. The debentures are convertible at the option of the holder into common stock of NHI at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. At December 31, 1997, none of the debentures have been converted. Interest is payable semiannually on April 1 and October 1 of each year.

     1993 Debentures - On March 25, 1993, NHI issued $112,210,000  of 7.375%
convertible subordinated debentures (the "1993 debentures") due on April 1, 1998. At December 31, 1997, 1993 debentures in the amount of $5,345,000 were outstanding.

     The 1993 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $27.25 per share, subject to adjustment. During 1997 and 1996, $3,790,000 and $22,700,000, respectively, of the 1993 debentures were converted into 139,074 shares and 833,005 shares, respectively, of common stock. NHI has reserved an additional 196,147 shares of common stock for 1993 debenture conversions.

     The 1993 debentures are redeemable by NHI in whole or in part at any time upon payment of 100% of the principal amount and accrued interest to the date fixed for redemption. The 1993 debentures are subordinated in right of payment to all principal and interest on existing secured indebtedness. Interest is payable semiannually on April 1 and October 1 of each year.

     Senior Debentures - On October 17, 1991, NHI issued $110,000,000 of 10% senior convertible subordinated debentures (the "senior debentures") due 2006. At December 31, 1997, senior debentures in the amount of $230,000 were outstanding.

     The senior debentures are convertible at the option of the holder into NHI's common stock at a price of $20 per share, subject to adjustment. In 1997 and 1996, $70,000 and $1,510,000, respectively, of the senior debentures were converted into 3,500 and 75,500 shares, respectively, of common stock. NHI has reserved an additional 11,500 shares of common stock for senior debenture conversions.

     The senior debentures rank equally with other unsecured debt of NHI (other than the trade debt) but are subordinated to all existing and secured indebtedness. NHI may not incur or guarantee unsecured indebtedness which is senior in right of payment to the senior debentures. Interest at 10% is payable semiannually on January 1 and July 1 of each year.


NOTE 9.  COMMITMENTS AND GUARANTEES

     At December 31, 1997, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $104,406,000 in health care real estate projects, of which amount, approximately $71,322,000 is expected to be funded within the next 12 months. The commitments include mortgage loans for seven long-term health care centers, three medical office buildings, and ten assisted living facilities, all at rates ranging from 9.75% to 11.5%. Also included in the $104,406,000 of commitments is a commitment to loan an additional $4,300,000 on three loans when the mortgagee obtains certain operating ratios.

     In addition to the above commitments, NHI has entered into an agreement to loan up to $150,000,000 in January 1998.

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($21,038,000 at December 31, 1997) of NHC. The debt is at fixed interest rates with a weighted average interest rate of 8.4% at December 31, 1997. NHI receives from NHC compensation of approximately $105,190 per annum for the guarantees which is credited against NHC's base rent requirements.

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

     Additionally, NHI has outstanding letters of credit totaling $10,835,000. NHI also has guaranteed bank loans in the amount of $2,074,000 to key employees and directors utilized for the exercise of stock options. All shares of NHI stock purchased with the proceeds of the guaranteed loans are held as collateral by NHI and the loans are limited to $100,000 per individual per year. NHI's potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.


NOTE 10.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In February and March 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly.

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

     At December 31, 1997, 833,664 shares of the Preferred Stock, which are convertible into 754,466 shares of common stock, are outstanding. During 1997 and 1996, respectively, 216,458 and 1,261,411 shares of preferred stock were converted into 195,894 and 1,141,493 shares of common stock. NHI has reserved 754,466 shares of common stock for Preferred Stock conversions.

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

                                                         Weighted Average
                                           Number of        Exercise
          Options Outstanding              Shares             Price

          Outstanding December 31, 1993    114,000            $24.91
          Options granted                    3,000             28.75
          Options exercised                 22,000             25.00
          Outstanding December 31, 1994     95,000             25.01
          Options granted                  115,000             25.92
          Options exercised                 53,209             25.09
          Outstanding December 31, 1995    156,791             25.65
          Options granted                   15,000             33.50
          Options exercised                 71,079             25.75
          Outstanding December 31, 1996    100,712             26.75
          Options granted                  194,000             36.00
          Options exercised                 39,365             29.78
          Outstanding December 31, 1997    255,347            $33.31


     At December 31, 1997, all options outstanding are exercisable. Exercise prices on the exercisable options range from $25.00 to 36.00. The weighted average remaining contractual life of options outstanding at December 31, 1997 is 3.43 years. NHI has reserved 812,347 shares of common stock for issuance under the stock option plans.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. NHI has adopted the disclosure-only provisions of SFAS 123. As a result, no compensation cost has been recognized for NHI's stock option plans. Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's pro forma earnings and earnings per share.


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

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is as follows:
(in thousands, except share amounts)
Year Ended December 31                     1997           1996           1995
Cash payments for interest expense      $  13,577      $ 15,530      $   29,199
During 1997, 1996 and 1995,
          $31,697,000,$49,316,000 and
          $69,195,000, respectively,
          of convertible subordinated
          debentures were converted
          into 1,020,971 shares, 1,702,316
          shares and 2,603,317 shares,
          respectively, of NHI's common
          stock:
               Convertible subordinated
                 debentures            $ (31,697)     $(49,316)      $  (69,195)
               Financing costs               457           866            1,177
               Accrued interest            (300)          (719)            (659)
               Common stock                  10             18               27
               Capital in excess
                 of par value            31,530         49,151           68,650

NOTE 15.  EARNINGS PER SHARE

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). NHI adopted the provisions of SFAS 128 during the fourth quarter of 1997 and has restated reporting earnings per share for 1996 and 1995.

     Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

     Diluted earnings per share assumes the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of all stock options using the treasury stock method. Net income is increased for interest expense on the convertible subordinated debentures.

     The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share:

Year Ended December 31           1997                  1996             1995
BASIC:
  Weighted average common
    shares                     24,394,044          21,916,921     16,381,826

  Net income                  $75,388,000         $67,164,000    $49,692,000
  Dividends paid to preferred
    stockholders               (1,916,000)         (3,118,000)    (6,613,000)
  Net income available to
    common stockholders       $73,472,000         $64,046,000    $43,079,000
  Net income per common share $      3.01         $      2.92    $      2.63

DILUTED:
  Weighted average common
    shares                     24,394,044         21,916,921      16,381,826
  Stock options                    36,897             29,937          13,529
  Convertible subordinated
    debentures                  3,621,812          3,851,251       3,478,326
  Cumulative convertible pre-
    ferred stock                  835,234          1,413,890       2,978,207
  Average common shares
    outstanding                28,887,987         27,211,999      22,851,888

  Net income                  $75,388,000        $67,164,000     $49,692,000
  Interest expense on con-
    vertible subordinated
    debentures                  9,046,000          9,184,000       7,057,000
  Net income assuming con-
    version of subordinated
    convertible debentures
    to common stock           $84,434,000        $76,348,000     $56,749,000
  Net income per common share $      2.92        $      2.81     $      2.48

NOTE 16. DIVIDENDS

     Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 1997:

Dividend         Taxable                                Non-Taxable
Payment        as Ordinary          Taxable as          Return of
 Date            Income            Capital Gains        Capital     Totals
Feb. 10, 1997    $ .74                  $---            $---        $ .74
May 9, 1997        .74                   ---             ---          .74
Aug. 11, 1997      .74                   ---             ---          .74
Nov. 10, 1997      .74                   ---             ---          .74
Jan. 30, 1998      .74                   ---             ---          .74
                 $3.70                  $---            $---        $3.70

NOTE 17. RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

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

     The leases also obligate NHC to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject. Payments for debt still being serviced are required for the shorter of the remaining life of the mortgage or lease term.

     In addition to base rent and debt service rent, in each year after 1992, NHC must pay percentage rent to NHI equal to 3% of the amount by which gross revenue of each facility in such later year exceeds the gross revenue of such facility in 1992.

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

     Rental income was $39,948,000 ($29,829,000 from NHC) in 1997;
$34,579,000 ($26,910,000 from NHC) in 1996; and $32,061,000 ($27,618,000 from
NHC) in 1995.

     During 1997, NHI purchased $23,375,000 of additional property from NHC. This property represents capital improvements at 15 long-term care centers owned by NHI and leased to NHC. Additional base rent equal to 9.5% of the amount transferred will be paid annually by NHC.

     At December 31, 1997, the future minimum lease payments to be received by NHI under its operating leases, including debt service payments which are based on interest rates in effect at December 31, 1997, are as follows:

                             NHC                Others              Total
          1998           $29,260,000         $10,119,000         $39,379,000
          1999            29,293,000          10,223,000          39,516,000
          2000            29,282,000          10,331,000          39,613,000
          2001            29,301,000          10,442,000          39,743,000
          2002                   -0-          10,031,000          10,031,000
          Thereafter             -0-          95,917,000          95,917,000

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

     For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of $3,101,000 in 1997 ($3,101,000 in 1996 and $2,827,159 in 1995). The annual compensation is reduced by any compensation paid by NHI to its executive officers, if any. However, the payment of such annual compensation is conditional upon NHI having funds from operations sufficient to enable NHI to pay annual dividends of $2.00 per common share and upon NHI paying such dividends. Funds from operations is defined for these purposes as net income, plus depreciation and amortization, less the effect of any capital gains or losses included in such net income. Increases in compensation to NHC under the Advisory Agreement are proportional to increases in NHI's funds from operations per common share as defined above.


NOTE 18. PRIOR YEAR RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To National Health Investors, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in National Health Investors, Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 13, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 13, 1998

                                       NATIONAL HEALTH INVESTORS, INC.
                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    FOR THE YEAR ENDED DECEMBER 31, 1997
     Column A       Column B       Column C            Column D            Column E                 Column F  Column G      Column H
                                                 Cost capitalized        Gross amount
                                  Initial Cost   subsequent to            at which carried
                                  to Company     acquisition            at close of period
                               ----------------  ------------------   -------------------           Accum.
                    Encum-            Building & Improve-  Carrying         Buildings &             Depre-   Date of       Date
Description         brances    Land   Improve.   ments      Costs    Land   Improvements  Total     ciation  Construction  Acquired
                                           (dollars in thousands)
Health Care Centers (2)
  Alabama           $   498    $   95 $ 5,165    $  ---    $ ---     $   95 $  5,165      $  5,260  $1,314   N/A           10/17/91

Health Care Centers (4)
  Florida            12,298     1,949  28,301     4,825      ---      1,949   33,126        35,075   5,592   N/A           10/17/91

Health Care Centers (1)
  Georgia               159        52     865       ---      ---         52      865           917     400   N/A           10/17/91

Health Care Centers (3)
  Kentucky              ---       201   2,591       308      ---        201    2,899         3,100   1,006   N/A           10/17/91

Health Care Centers (5)
  Missouri           16,196     1,070  21,860     1,210      ---      1,070   23,070        24,140   5,284   N/A           10/17/91

Health Care Centers (3)
  South Carolina      6,856       572   9,953     1,591      ---       572    11,544        12,116   3,318   N/A           10/17/91

Health Care Centers (21)
  Tennessee          12,084     2,118  31,037    11,668      ---     2,118    42,705        44,823  10,826   N/A           10/17/91

Health Care Centers (1)
  Virginia            3,735       176   2,511       ---      ---       176     2,511         2,687     650   N/A           10/17/91

Health Care Centers (1)
  Arizona             2,985       453   4,558       ---      ---       453     4,558         5,011     168   N/A            8/13/96

Health Care Centers (2)
  Idaho                 ---       365   6,824       ---      ---       365     6,824         7,189     252   N/A            8/13/96

Retirement Center (1)
  Missouri              ---       354   3,181       ---      ---       354     3,181         3,535     736   N/A           10/17/91

Retirement Centers (2)
  Tennessee           1,007        64   3,071     2,573      ---        64     5,644         5,708     800   N/A           10/17/91

Acute Care Hospital (1)
  Kentucky              ---       540   6,961       ---      ---       540     6,961         7,501   1,098   N/A            6/12/92

Medical Office Bldg.(2)
  Texas                 ---       631   6,248     1,673      ---       631     7,921         8,552     797   1-1-95         N/A
                                                                                                             & 7/31/97
Medical Office Bldg.(1)
  Florida               ---       170   3,349       ---      ---       170     3,349         3,519     558   N/A            6/30/93

Medical Office Bldg.(1)
  Kentucky              ---        23   3,667       ---      ---        23     3,667         3,690     577   N/A            7/27/93

Medical Office Bldg.(1)
 Louisiana              ---       ---   3,153       ---      ---       ---     3,153         3,153     545   1-1-95         N/A

Medical Office Bldg.(1)
  Utah                  ---       223   6,541       ---      ---       223     6,541         6,764   1,093   1-1-95         N/A

Assisted Living Centers (2)
  Florida               ---     5,089  20,725       ---      ---     5,089    20,725        25,814     922   ---            8/6/96

Assisted Living Centers (1)
  New Jersey            ---     4,229  13,030       ---      ---     4,229    13,030        17,259     597   ---            8/6/96

Assisted Living Centers (1)
  Texas                 ---     2,094   9,091       ---      ---     2,094     9,091        11,185     396   ---            8/6/96

                    $55,818   $20,468$192,682   $23,848   $  ---   $20,468  $216,530      $236,998 $36,929


(A)  See Notes 3 and 17 of Notes to Consolidated Financial Statements.
(B)  The aggregate cost for federal income tax purposes is approximately
     $281,298,090.79.
(C) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

                                       NATIONAL HEALTH INVESTORS, INC.
                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    FOR THE YEAR ENDED DECEMBER 31, 1997


                                                   December 31
                                             1997       1996      1995
                                                  (in thousands)
Investment in Real Estate:
  Balance at beginning of period           $213,150   $145,258  $134,195
  Additions through cash expenditures        23,848     67,892    11,063
  Improvements                                  ---        ---       ---
  Balance at end of year                   $236,998   $213,150  $145,258


Accumulated Depreciation:
  Balance at beginning of period           $ 28,895   $ 22,063  $ 16,043
  Addition charged to costs and expenses      8,034      6,832     6,020
  Balance at end of year                   $ 36,929   $ 28,895  $ 22,063

                                       NATIONAL HEALTH INVESTORS, INC.
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                    FOR THE YEAR ENDED DECEMBER 31, 1997
       Column A               Column B  Column C  Column D  Column E  Column F         Column G         Column H
                                                                                                       Principal Amount
                                                                                                       of Loans Subject
                                         Final      Monthly             Original                       to Delinquent
                          Interest     Maturity     Payment      Prior  Face Amount    Carrying Amount Principal or
Description                  Rate        Date       Terms        Liens  Of Mortgages   of Mortgages    Interest
                                           (dollars in thousands)
LONG-TERM CARE FACILITIES:
First Mortgage Loans:
SouthTrust Bank             8.26%      Sept., 2000  $  166,000   None   $ 19,683,000   $ 19,423,000    None
Augusta and Pooler <FB><FL>
     Georgia                10.5%      Dec., 2002      132,000   None     13,300,000     13,073,000    None
Bedford and Nashua,
     New Hampshire<FC><FL>  10.75%     Oct., 2003      103,000   None     12,200,000     11,943,000    None
Manchester and Epsom,
     New Hampshire<FL><FM>  10.65%     June, 2011      237,000   None     25,805,000     25,805,000    None
Pittsfield Mass.<FD><FL>    10.00%     Dec., 2003      245,000   None     29,500,000     28,834,000    None
Seattle, Tacoma, and Billington,
     Washington<FE><FL>     11.0%      Oct., 2004      149,000   None     15,000,000     14,565,000    None
Greeley, Colorado<FF><FL>   10.5%      March, 2004     180,000   None     19,100,000     18,451,000    None
Dallas Texas<FH><FL>        11.45%     June, 2010      185,000   None     18,000,000     17,699,000    None
Fincastle, Hot Springs, Lebanon,
  Bastian, Low Moor, Bristol,
  Midlothian, VA<FJ><FL>    10.50%     Feb., 2006      212,000   None     25,000,000     22,896,000    None
Williston and Gainesville,
     Florida<FG><FL>        11.35%     Dec., 2005       98,000   None      9,620,000      9,464,000    None
Florissant, Joplin, Sikeston
     Missouri    <FL>       11.00%     Sept., 2003      98,000   None     10,000,000      9,610,000    None
Missouri and Kansas<FL><FO> 11.0%      Aug., 1999      258,000   None     26,000,000     25,796,000    None

Construction Loans:
Madison, Florida<FK><FL>    10.75%     June, 2006          ---   None        650,000        120,000    None
Tallahassee, FL<FK><FL>     10.50%     Sept., 2006         ---   None      5,400,000      5,108,000    None

Nine Mortgages<FL>       7.75%-15.0%   Jan., 2002          N/A   None      N/A           14,351,000    None
                                       Dec., 2007
Ten Mortgages<FL>        9.95%-15.0%   Dec., 1997-         N/A   None      N/A           46,025,000    None
                                       June, 2006
Ten Mortgages<FL>        10.02%-11.7%  Sept., 1997-        N/A   None      N/A           73,700,000    None
                                       July, 2007
Friendswood, Richmond, Sugarland,
 Conroe, Beaumont, Huntsville,
 Cleveland, Liberty, Houston,
 and Tomball, TX<FP><FL>    10.5%      Sept., 2007         N/A  None      51,500,000     51,500,000    None

Holyoke and Greenfield
 Massachusetts<FQ><FL>      10.5%      April, 2007         N/A  None      10,000,000     10,000,000    None

Term Notes:
     Johnson City, TN        7.5%      June, 2019       15,000  None       2,062,000      1,889,000    None
     Lewisburg, TN           7.5%      Dec., 2018        7,000  None         968,000        884,000    None
     Smithville, TN          7.5%      Dec., 2017        7,000  None       1,016,000        919,000    NoneHOSPITALS:

First Mortgage Notes:
   Metarie, LA<FI><FL>      12.0%      April, 2002     408,000  None      25,700,000     11,137,000    None

ASSISTED LIVING CENTERS:

Construction Loans:
   Harmons, MD<FL><FM>      11.5%      May, 2002           ---  None       7,089,000      4,120,000    None
   St. Charles, MD<FL><FM>  11.5%                          ---  None       6,673,000      2,110,000    None
   Townson, MD<FL><FM>      11.5%                          ---  None       7,565,000      1,454,000    None

MEDICAL OFFICE BUILDING:

Construction Loans:
   Murfreesboro, TN<FL><FM>10.75%      Dec., 2012          ---  None      10,950,000      4,727,000    None

                                                                                       $445,603,000

<FA> Mortgage loan participation agreement, of which the Company has 20.9%
     participation.  Balloon payment of $18,473,000 due at maturity.
<FB> Balloon payment of $11,854,000 due at maturity.
<FC> Effective October, 1998 payment will be adjusted to include interest at the greater of 10.75% or the rate that ten-year United States securities yield plus 4.5%. Balloon payment of $9,723,000 due at maturity.
<FD> Effective May, 1998, the monthly payment will be adjusted to include principal and interest payments of $294,000 at 11%. Balloon payment of $27,346,000 due at maturity.
<FE> Effective October, 2000, payment will be adjusted to include interest at the greater of 11.0% or the rate that ten-year United States securities yield plus 5%. Balloon payment of $12,979,000 due at maturity.
<FF> Effective April, 1999, monthly payment will be adjusted to include interest at the greater of 10.5% or the rate that ten-year United States securities yield plus 5%. Balloon payment of $16,332,000 due at maturity.
<FG> Interest escalates .001% per year. Balloon payment of $8,420,000 due at maturity.
<FH> Interest escalates 0.1% per year through September 1, 2005.  Thereafter the payment will be adjusted to include interest at the greater of 12.25% or the rate that five-year United States securities yield plus 4.5%. Balloon payment of $15,806,000 due at maturity.
<FI> Constant monthly payments of $214,000, plus interest.
<FJ> Monthly interest only payments through December 1998.  Effective
     January, 1997 and 1998, the interest rate will be adjusted to 10.75% and 10.50% respectively. Effective January, 1999, the interest escalates .15% per year through maturity. Balloon payment of $23,336,000 due at maturity.
<FK> Monthly payments of interest only during construction.
     The Company committed to provide permanent financing when construction is completed.
<FL> Mortgages provide for prepayment penalties.
<FM> Effective August, 1997, and annually thereafter, the interest rate will be increased by .15%.  Principal of $25,805,000 due at maturity.
     Balloon payment of $8,667,000 due at maturity.
<FO> Balloon payment of $25,414,000 due at maturity.
<FP> Balloon payment of $45,436,000 due at maturity.
<FQ> Balloon payment of $9,076,860 due at maturity.

                               NATIONAL HEALTH INVESTORS, INC.
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (continued)
                            FOR THE YEAR ENDED DECEMBER 31, 1997





(1)  See Note 4 of Notes to Consolidated Financial Statements.
(2)  For tax purposes, the cost of investments is the carrying amount, as disclosed in the schedule.
                                                   December 31
                                          1997      1996      1995
                                                (in thousands)
Reconciliation of mortgage loans:
  Balance at beginning of period        $519,229  $469,628  $475,253
  Additions:
     New mortgage loans                  115,876   153,084    85,145

  Deductions during period:
     Collection of principal             189,502   103,483    90,770

  Balance at end of period              $445,603  $519,229  $469,628

                            EXHIBIT 24

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference of our reports on National Health Investors, Inc. dated January 13, 1998, included in this Form 10-K for the year ended December 31, 1997, into the Company's previously filed Registration Statements No. 33-72370 and No. 33-85398. It should be noted that we have not audited any financial statements of National Health Investors, Inc. subsequent to December 31, 1997 or performed any audit procedures subsequent to the date of our report.




ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 25, 1998