Form 10-Q
period 1998-03-31
NATIONAL HEALTH INVESTORS INC
filed 1998-05-14
CIK 877860

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended March 31, 1998           Commission file number 33-41863



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

                    Yes   x   No



25,360,682 shares of common stock were outstanding as of April 30, 1998.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NATIONAL HEALTH INVESTORS, INC.
             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)

                                                  March 31     Dec. 31
                                                    1998         1997
                                                   (unaudited)
ASSETS
  Real estate properties:
       Land                                         $ 20,767   $ 20,468
       Buildings and improvements                    213,800    205,631
       Construction in progress                        5,461     10,899
                                                     240,028    236,998
       Less accumulated depreciation                 (39,108)   (36,929)
          Real estate properties, net                200,920    200,069

  Mortgage and other notes receivable                416,934    445,603
  Investment in real estate mortgage
     investment conduits                              37,043     37,157
  Interest and rent receivable                         5,418      5,185
  Cash and cash equivalents                           90,765     64,915
  Deferred costs and other assets                      3,457      3,670
          Total Assets                              $754,537   $756,599

LIABILITIES AND DEFERRED INCOME
  Long-term debt                                    $155,478   $155,659
  Credit facilities                                     ---        ---
  Convertible subordinated debentures                101,892    119,038
  Accounts payable and other accrued expenses          6,460      4,266
  Accrued interest                                     3,325      6,928
  Dividends payable                                   18,752     18,318
  Deferred income                                      8,114      8,310
  Commitments, contingencies and guarantees              ---        ---
          Total Liabilities and Deferred Income      294,021    312,519

STOCKHOLDERS' EQUITY
  Cumulative convertible preferred stock,
   $.01 par value; 10,000,000 shares
   authorized; 812,014 and 833,664
   shares, respectively, issued and
   outstanding; stated at liquidation
   preference of $25 per share                        20,301     20,842
  Common stock, $.01 par value:
   40,000,000 shares authorized;
   25,345,813 and 24,753,570 shares,
   respectively, issued and outstanding                  254        248
  Capital in excess of par value of common stock     452,441    434,135
  Cumulative net income                              288,748    270,902
  Cumulative dividends                              (301,228)  (282,047)
     Total Stockholders' Equity                      460,516    444,080
     Total Liabilities and Stockholders' Equity     $754,537   $756,599

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1997 is derived from the audited financial statements at that date.

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                     1998         1997
                                                       (in thousands,
                                                   except share amounts)
REVENUES:
   Mortgage interest income                       $   14,230   $   16,142
   Rental income                                      10,453        9,796
   Investment interest and other income                1,397          507
                                                      26,080       26,445

EXPENSES:
   Interest                                            4,870        5,430
   Depreciation of real estate                         2,182        1,929
   Amortization of loan and organization costs           186          199
   General and administrative                            996          945
                                                       8,234        8,503

NET INCOME                                        $   17,846   $   17,942

DIVIDENDS TO PREFERRED STOCKHOLDERS                      431          524

NET INCOME APPLICABLE TO COMMON STOCK             $   17,415   $   17,418

NET INCOME PER COMMON SHARE:
   Basic                                          $      .70   $      .73
   Diluted                                        $      .69   $      .71

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                          24,925,574   23,976,219
   Diluted                                        29,006,468   28,492,973

Common dividends per share
   declared                                       $      .74   $      .74

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Three Months Ended
                                                        March 31
                                                    1998        1997
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 17,846    $ 17,942
   Depreciation of real estate                       2,182       1,929
   Amortization of loan and organization costs         186         199
   Interest on debenture conversion                    299         160
   Deferred income                                     114         301
   Amortization of deferred income                    (310)       (360)
   Decrease (increase) in interest & rent receivable  (233)         70
   Decrease (increase) in other assets                (192)       (108)
   Increase (decrease) in accounts payable
     and accrued liabilities                        (1,417)        436
        NET CASH PROVIDED BY OPERATING ACTIVITIES   18,475      20,569

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable         (10,989)    (22,152)
   Collection of mortgage notes receivable           1,185       2,090
   Prepayment of mortgage notes receivable          38,588       3,240
   Acquisition of property and equipment, net       (3,026)       (103)
        NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                     25,758     (16,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of credit facilities                      ---     (59,000)
   Proceeds from credit facilities                     ---      14,500
   Proceeds from long-term debt                        229         ---
   Principal payments on long-term debt               (410)       (421)
   Proceeds from sale of subordinated
     convertible debentures                            ---      60,000
   Financing costs paid                                ---      (1,544)
   Dividends paid to shareholders                  (18,747)    (17,894)
   Sale of stock and exercise of options               545       1,071
        NET CASH USED IN FINANCING ACTIVITIES      (18,383)     (3,288)

INCREASE IN CASH AND CASH EQUIVALENTS               25,850         356
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      64,915       3,400
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 90,765    $  3,756

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31
                                                        1998          1997
                                                     (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $  7,392    $  3,701

During the three months ended March 31, 1998,
   and March 31, 1997, $17,146,000 and $21,677,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 553,978 shares
   and 689,252 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $(17,146)  $(21,677)
     Financing costs                                   $    220   $    300
     Accrued interest                                  $   (300)  $   (160)
     Common stock                                      $      6   $      6
     Capital in excess of par                          $ 17,220   $ 21,531

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                     NATIONAL HEALTH INVESTORS, INC.
                     INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                          (dollars in thousands)
                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock       Common Stock   Excess of  Cumulative Cumulative    Stockholders
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends     Equity
BALANCE AT 12/31/97     833,664 $ 20,842  24,753,570   $248   $434,135    $270,902  $(282,047)    $444,080
Net income                   --       --          --     --         --      17,846         --       17,846
Shares sold                  --       --      18,680     --        545          --         --          545
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --     553,979      6     17,220          --         --       17,226
Shares issued in
  conversion of pre-
  ferred stock to
  common stock          (21,650)    (541)     19,584     --        541          --         --           --
Dividends to common
  shareholders ($.74
  per share)                 --       --          --     --         --          --    (18,749)     (18,749)
Dividends to preferred
  shareholders ($.5313
  per share)                 --       --          --     --         --          --       (432)        (432)
BALANCE AT 3/31/98      812,014 $ 20,301  25,345,813   $254   $452,441    $288,748  $(301,228)    $460,516

BALANCE AT 12/31/96   1,050,122 $ 26,253  23,474,751   $235   $395,204    $195,514  $(207,523)    $409,683
Net income                   --       --          --     --         --      17,942         --       17,942
Shares sold                  --       --      34,762     --      1,071          --         --        1,071
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --     689,252      6     21,531          --         --       21,537
Shares issued in
  conversion of pre-
  ferred stock to
  common stock         (106,825)  (2,671)     96,655      2      2,669          --         --           --
Dividends to common
  shareholders ($.74
  per share)                 --       --          --     --         --          --    (17,979)     (17,979)
Dividends to preferred
  shareholders ($.5313
  per share)                 --       --          --     --         --          --       (523)        (523)
BALANCE AT 3/31/97      943,297 $ 23,582  24,295,420   $243   $420,475    $213,456  $(226,025)    $431,731

The accompanying notes to interim condensed consolidated financial state-ments are an integral part of these financial statements.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1998
                           (Unaudited)



Note 1.  SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited financial statements furnished herein in the opinion of the management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or "Company"). NHI assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal years ended December 31, 1997, 1996 and 1995 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


Note 2.  EARNINGS PER SHARE:

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

     The following table summarizes the earnings and the average number of common shares and the net income used in the calculation of basic and diluted earnings per share.

                     NATIONAL HEALTH INVESTORS, INC.

       NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1998
                               (Unaudited)

                                                  Three Months Ended
                                                      March 31
                                               1998               1997
BASIC:
Weighted avg. common shares                 24,925,574         23,976,219

Net income                                 $17,846,000         17,942,000
Dividends paid to preferred shareholders      (431,000)          (524,000)
Net income available to
   common stockholders                     $17,415,000        $17,418,000

Net income per common share                $       .70        $       .73


DILUTED:
Weighted average common shares              24,925,574         23,976,219
Stock options                                   37,718             33,611
Convertible subordinated debentures          3,295,240          3,563,116
Cumulative convertible preferred stock         747,936            920,027
Average common shares outstanding           29,006,468         28,492,973

Net income                                 $17,846,000        $17,942,000
Interest expense on convertible
  subordinated debentures                    2,081,000          2,212,000
Net income assuming conversion
   of subordinated convertible
   debentures to common stock              $19,927,000        $20,154,000

Net income per common share                $       .69        $       .71


Note 3.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

  At March 31, 1998, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $140,312,000 in health care real estate projects of which approximately $43,782,000 is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term care centers, two medical office buildings, 13 assisted living facilities and approximately 80 residential projects for the developmentally disabled, all at rates ranging from 9.0% to 11.5%.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1998
                           (Unaudited)


  In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($21,038,000 at March 31, 1998) of NHC. The debt is at fixed and variable interest rates with a weighted average interest rate of 8.3% at March 31, 1998. NHI receives from NHC compensation of approximately $105,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

  Additionally, NHI has guaranteed bank loans in the amount of $1,418,594 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.


Note 4.  CONVERTIBLE SUBORDINATED DEBENTURES:

  At March 31, 1998, $56,568,000 of 7% convertible subordinated debentures (the "1997 debentures") remain outstanding. The 1997 debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. During the three months ended March 31, 1998, $3,049,000 of the 1997 debentures have been converted into 81,303 shares of common stock. NHI has reserved 1,508,480 shares of common stock for conversions of 1997 debentures.

  At March 31, 1998, $38,630,000 of 7.75% convertible subordinated debentures (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the three months ended March 31, 1998, $8,792,000 of the 1995 debentures have been converted into 278,005 shares of common stock. NHI has reserved 1,221,502 shares of common stock for conversions of 1995 debentures.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1997
                           (Unaudited)


  At March 31, 1998, debentures in the amount of $6,406,000 (the "1995 debt service debentures") have been issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. At March 31, 1998, none of the debentures have been converted.

  At March 31, 1998, $40,000 of 7.375% convertible subordinated debentures (the "1993 debentures") remain outstanding. The 1993 debentures are convertible at the option of the holder into the common stock of the Company at a conversion price of $27.25 per share, subject to adjustment. During the three months ended March 31, 1998, $5,305,000 of the 1993 debentures were converted into 194,671 shares of common stock. The Company has reserved 1,468 shares of common stock for conversion of the 1993 debentures.

  At March 31, 1998, $230,000 of the 10% senior convertible subordinated debentures (the "senior debentures") remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the three months ended March 31, 1998, none of the senior debentures were converted. The Company has reserved 11,500 shares of common stock for conversion of the senior debentures.


Note 5.  CUMULATIVE CONVERTIBLE PREFERRED STOCK:

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

  The Preferred Stock is not redeemable by NHI prior to February 15, 1999 and is not redeemable for cash. On or after February 15, 1999, the Preferred Stock will be redeemable by NHI for common stock. NHI may redeem the Preferred Stock only if the trading price of the Common Stock on the New York Stock Exchange (NYSE) exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise. NHI has reserved 734,854 shares of common stock for Preferred Stock conversions.

  The Preferred Stock is listed on the NYSE under the symbol "NHIPr."

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1998
                           (Unaudited)


Note 6.  NEW ACCOUNTING PRONOUNCEMENT:

  In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. NHI will be required to adopt SFAS 131 in the fourth quarter of 1998 and is currently determining the impact that SFAS 131 will have on its financial statements. If appropriate, NHI will begin disclosing the required information accordingly.


Note 7.  STOCK OPTION PLAN:

  On March 31, 1998, NHI granted options to purchase 45,000 shares of common stock of NHI at $39.875 per share. During the three months ended March 31, 1998, options to purchase 25,133 shares of NHI were exercised at exercise prices ranging from $25.00 to $36.00.

  In October 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation ("SFAS 123"). SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. NHI has adopted the disclosure-only provisions of SFAS 123. As a result, no compensation cost has been recognized for NHI's stock option plans. Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, any compensation cost attributable to options granted is immaterial.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of March 31, 1998, NHI had interests in net real estate owned by it and mortgage investments totaling $654.9 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide.

                 NATIONAL HEALTH INVESTORS, INC.

                          March 31, 1998
                           (Unaudited)


  As of March 31, 1998, the Company has investments in 224 health care facilities located in 27 states consisting of 178 long-term care facilities, two acute care hospitals, nine medical office buildings, eleven assisted living facilities, seven retirement centers, and 17 residential projects for the developmentally disabled. These investments consist of approximately $417.0 million aggregate principal amount of loans to 50 borrowers, $200.9 million of purchase leaseback transactions with five lessees and $37.0 million invested in REMIC pass through certificates backed by first mortgage loans to four operators. Of these 224 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC. (NHC is the Company's investment advisor.) Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated by NHC from 100.0% of total real estate assets on October 17, 1991 to approximately 24.0% of total real estate assets on March 31, 1998.

Capital Resources and Liquidity

  NHI has generated net cash from operating activities for the first three months of 1998 in the amount of $18.5 million. The funds were used along with $39.8 million from the collection of mortgage notes receivable, $0.5 million from the sale of common stock and $0.2 million proceeds from long-term debt to make additional investments in income producing assets and real estate properties totaling approximately $14.0 million, to repay long-term debt in a net amount of $0.4 million and to pay dividends to stockholders of $18.7 million.

  The entire amount of NHI's $100 million revolving line of credit was available to be drawn at March 31, 1998.

  The Company's balance sheet was strengthened during the quarter by the conversion of $0.5 million of NHI's outstanding convertible preferred stock and $17.1 million of convertible debentures to common equity. NHI's nonconvertible debt as a percentage of total capitalization was 22% at December 31, 1997 and remained constant at 22% at March 31, 1998. The Company continues to be well positioned to take advantage of new investment opportunities.

  At March 31, 1998, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $140.3 million in health care real estate projects, of which approximately $43.8 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term health care centers, two medical office buildings, 13 assisted living facilities and approximately 80 residential projects for the developmentally disabled, all at rates ranging from 9.0% to 11.5%.

  Financing for NHI's current commitments and future commitments to others may be provided by borrowings under NHI's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, and the assumption of secured or unsecured indebtedness or by the sale of all or a portion of certain currently held investments.

                 NATIONAL HEALTH INVESTORS, INC.

                          March 31, 1998
                           (Unaudited)

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

  Net income for the three months ended March 31, 1998 is $17.8 million versus $17.9 million for the same period of 1997, a decrease of 0.5%. Diluted earnings per common share decreased two cents or 2.8% to $0.69 in the 1998 period from $0.71 in the 1997 period.

  Total revenues for the three months ended March 31, 1998 decreased $0.4 million or 1.4% to $26.1 million from $26.4 million for the three months ended March 31, 1997. Revenues from mortgage interest income decreased $1.9 million or 11.8% in the 1998 period as compared to the 1997 period. Revenues from rental income increased $0.7 million or 6.7% when compared to the same period in 1997. The decrease in mortgage interest income is due to the prepayment of a $150 million first mortgage receivable in the fourth quarter of 1997 as well as $11.0 million of mortgage receivable prepayments in the first quarter of 1998. The increase in revenues from rental income resulted primarily from investments in additional facilities during the last 12 months and increased "revenue participations" and "additional rent" earned under the Company's existing mortgages and leases.

  Earnings for the quarter include $1.9 million or seven cents per share basic or six cents per share diluted of nonrecurring net income. The quarter a year ago included nonrecurring income of $1.2 million or five cents per share basic. This nonrecurring income is primarily from the receipt of commitment fees and prepayment penalties from early loan repayments.

  Total expenses for the 1998 three month period decreased $0.3 million or 3.2% to $8.2 million from $8.5 million for the 1997 three month period. Interest expenses decreased $0.6 million or 10.3% in the 1998 three month period as compared to the 1997 three month period. Depreciation and amortization increased $0.3 million or 13.1% when compared to the same period in 1997. General and administrative expenses in 1998 increased $0.1 million or 5.4% to $1.0 million from $0.9 million when compared to the 1997 period. Interest expenses decreased due to lower levels of long-term debt and subordinated debt. Depreciation increased as a result of the Company's placing of newly constructed assets in service.


Future Growth

  The Company expects increases in both mortgage interest income and rental income from additional investments in mortgage loans and owned facilities during 1998 assuming prepayments do not continue to outpace new investments. The Company expects to continue to make additional investments in health care facilities that would increase interest and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.

Year 2000 Compliance

  The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operation. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and other customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.


Item 3.     Quantitative and Qualitative Information About Market Risk

       Not Applicable.


                   PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  None


Item 2.     Changes in Securities.  Not applicable


Item 3.     Defaults Upon Senior Securities.  None


Item 4.     Submission of Matters to a Vote of Security Holders.

(a)    The annual meeting of the shareholders was held on March 31, 1998.

(b)    Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Ted H. Welch and Richard F. LaRoche, Jr. to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Mr. Robert T. Webb, Mr. Jack Tyrrell and Mr. W. Andrew Adams.

                          Voting For          Withholding      Percent For
                                              Authority
Ted Welch                  23,380,287            63,838          94.2%
Richard F. LaRoche, Jr.    23,284,029            60,096          94.2%

PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 1998.

  Voting For          Voting Against      Abstaining          Percent For
  23,341,939             29,149             73,037               94.0%


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


                           NATIONAL HEALTH INVESTORS, INC.
                                   (Registrant)



Date    May 14, 1998            /s/ Richard F. LaRoche, Jr.
                                    Richard F. LaRoche, Jr.
                                    Secretary



Date    May 14, 1998            /s/ Donald K. Daniel
                                    Donald K. Daniel
                                    Principal Accounting Officer