Form 10-Q
period 1998-06-30
NATIONAL HEALTH INVESTORS INC
filed 1998-07-29
CIK 877860

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended   June 30, 1998            Commission file number 33-41863



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

                    Yes   x   No

25,409,750 shares of common stock were outstanding as of July 28, 1998.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NATIONAL HEALTH INVESTORS, INC.
             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)
                                                  June 30    Dec. 31
                                                    1998       1997
                                                 (unaudited)
ASSETS
   Real estate properties:
      Land                                         $ 20,767   $ 20,468
      Buildings and improvements                    213,914    205,631
      Construction in progress                        6,589     10,899
                                                    241,270    236,998
     Less accumulated depreciation                  (41,302)   (36,929)
     Real estate properties, net                    199,968    200,069
   Mortgage and other notes receivable              424,567    445,603
   Investment in real estate mortgage
     investment conduits                             36,694     37,157
   Cash and cash equivalents                         64,813     64,915
   Marketable securities                             20,764        ---
   Interest and rent receivable                       4,381      5,185
   Deferred costs and other assets                    3,139      3,670
     Total Assets                                  $754,326   $756,599

LIABILITIES AND DEFERRED INCOME
   Long-term debt                                  $154,033   $155,659
   Credit facilities                                    ---        ---
   Convertible subordinated debentures              100,631    119,038
   Accounts payable and other accrued expenses        7,051      4,266
   Accrued interest                                   6,401      6,928
   Dividends payable                                 18,801     18,318
   Deferred income                                    7,557      8,310
   Commitments, contingencies and guarantees            ---        ---
     Total Liabilities and Deferred Income          294,474    312,519

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
     $.01 par value; 10,000,000 shares
     authorized; 790,094 and 833,664
     shares, respectively, issued and
     outstanding; stated at liquidation
     preference of $25 per share                    19,752      20,842
   Common stock, $.01 par value:
     40,000,000 shares authorized;
     25,408,041 and 24,753,570 shares,
     respectively, issued and outstanding              254        248
   Capital in excess of par value of common stock  454,534    434,135
   Cumulative net income                           306,637    270,902
   Cumulative dividends                           (320,442)  (282,047)
   Unrealized gains (losses) on securities            (883)       ---
     Total Stockholders' Equity                    459,852    444,080
     Total Liabilities and Stockholders' Equity   $754,326   $756,599

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1997 is taken from the audited financial statements at that date.

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                         Three Months Ended        Six Months Ended
                                              June 30                  June 30
                                         1998        1997         1998        1997
                                           (in thousands,
                                       except share amounts)
REVENUES:
   Mortgage interest income           $   13,811  $   16,750   $   28,041  $   32,892
   Rental income                          10,461       9,842       20,914      19,638
   Investment interest and
     other income                          1,585         612        2,982       1,119
                                          25,857      27,204       51,937      53,649


EXPENSES:
   Interest                                4,638       5,614        9,508      11,044
   Depreciation of real estate             2,197       1,929        4,379       3,858
   Amortization of loan and
     organization costs                      168         210          354         409
   General and administrative                965         926        1,961       1,871
                                           7,968       8,679       16,202      17,182

NET INCOME                            $   17,889  $   18,525   $   35,735  $   36,467

Dividends to Preferred
   Stockholders                              421         484          852       1,008

NET INCOME APPLICABLE TO
   COMMON STOCK                       $   17,468  $   18,041   $   34,883  $   35,459

NET INCOME PER COMMON SHARE:
   Basic                              $      .69  $      .74   $     1.39  $     1.47
   Diluted                            $      .68  $      .72   $     1.37  $     1.43

WEIGHED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                              25,370,530  24,372,355   25,149,282  24,177,957
   Diluted                            29,020,920  28,993,807   29,014,925  28,747,060

Common dividends per share
   declared                           $      .74  $      .74   $     1.48  $     1.48

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Six Months Ended
                                                             June 30
                                                         1998        1997
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 35,735    $ 36,467
   Depreciation of real estate                            4,379       3,858
   Amortization of loan and organization costs              354         409
   Interest on debenture conversion                         317         169
   Deferred income                                          695         691
   Amortization of deferred income                       (1,448)       (799)
   (Increase) decrease in interest & rent receivable        804         (31)
   (Increase) decrease in other assets                      (50)       (529)
   Increase (decrease) in accounts payable
     and accrued liabilities                              2,258       1,451
        NET CASH PROVIDED BY OPERATING ACTIVITIES        43,044      41,686

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable              (43,916)    (40,074)
   Collection of mortgage notes receivable                2,154       4,081
   Prepayment of mortgage notes receivable               63,261       9,173
   Acquisition of property and equipment, net            (4,278)       (166)
   Investment in marketable securities                  (21,647)        ---
        NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                             (4,426)    (26,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of credit facilities                           ---     (98,000)
   Proceeds from credit facilities                          ---      39,000
   Proceeds from long-term debt                             229      99,651
   Principal payments on long-term debt                  (1,855)    (51,833)
   Proceeds from sale (payments) of subordinated
     convertible debentures                                 (40)     60,000
   Financing costs paid                                     ---      (2,436)
   Dividends paid to shareholders                       (37,912)    (36,338)
   Sale of stock and exercise of options                    858       1,456
        NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                            (38,720)     11,500

INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS            (102)     26,200
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           64,915       3,400
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 64,813    $ 29,600

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Six Months Ended
                                                           June 30
                                                        1998        1997
                                                        (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $  8,580    $  7,477

During the six months ended June 30, 1998
   and June 30, 1997, $18,367,000 and $23,747,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 589,952 shares
   and 764,654 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $(18,367)  $(23,747)
     Financing costs                                   $    227   $    316
     Accrued interest                                  $   (317)  $   (169)
     Common stock                                      $      6   $      7
     Capital in excess of par                          $ 18,451   $ 23,593

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                     NATIONAL HEALTH INVESTORS, INC.
                    INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (dollars in thousands)
                      Cumulative Convertible                 Capital in                        Unrealized     Total
                        Preferred Stock     Common Stock     Excess of Cumulative  Cumulative  Gains(Losses)  Stock.
                        Shares   Amount    Shares    Amount  Par Value Net Income  Dividends   on Securities  Equity
BALANCE AT 12/31/97    833,664 $ 20,842  24,753,570   $248   $434,135  $270,902    $(282,047)  $      ---     $444,080
Net income                 ---      ---         ---    ---        ---    35,735          ---          ---       35,735
Unrealized gains (losses)
 on securities             ---      ---         ---    ---        ---       ---          ---         (883)        (883)
Total Comprehensive
 Income                                                                                                         34,852
Shares sold                ---      ---      25,102    ---        858       ---          ---          ---          858
Shares issued in con-
 version of converti-
 ble debentures to
 common stock              ---      ---     589,951      6     18,451       ---          ---          ---       18,457
Shares issued in con-
 version of preferred
 stock to common stock (43,570)  (1,090)     39,418    ---      1,090       ---          ---          ---          ---
Dividends to common
 shareholders (1.48
 per share)                ---      ---         ---    ---        ---       ---      (37,543)         ---      (37,543)
Dividends to preferred
 shareholders ($1.0625
 per share)                ---      ---         ---    ---        ---       ---         (852)         ---         (852)
BALANCE AT 6/30/98     790,094 $ 19,752  25,408,041  $ 254   $454,534  $306,637    $(320,442)       $(883)    $459,852

BALANCE AT 12/31/96  1,050,122 $ 26,253  23,474,751  $ 235   $395,204  $195,514    $(207,523)       $ ---     $409,683
Net income                 ---      ---         ---    ---        ---    36,467          ---          ---       36,467
Shares sold                ---      ---      46,679    ---      1,456       ---          ---          ---        1,456
Shares issued in con-
 version of convertible
 debentures to common
 stock                     ---      ---     764,654      7     23,593       ---          ---          ---       23,600
Shares issued in con-
 version of preferred
 stock to common stock(145,810)  (3,645)    131,929      2      3,643       ---          ---          ---          ---
Dividends to common
 shareholders ($1.48
 per share)                ---      ---         ---    ---        ---       ---      (36,027)         ---      (36,027)
Dividends to preferred
 shareholders ($1.0625
 per share)                ---      ---         ---    ---        ---       ---       (1,008)         ---       (1,008)
BALANCE AT 6/30/97     904,312 $ 22,608  24,418,013  $ 244   $423,896  $231,981    $(244,558)       $ ---     $434,171

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)



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


NOTE 2.  NET INCOME PER COMMON SHARE

     Basic earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

     Diluted earnings per common share assumes the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of all stock options using the treasury stock method. Net income is increased for interest expense on the convertible subordinated debentures.

     The following table summarizes the earnings and the average number of common shares and the net income used in the calculation of basic and diluted earnings per share.

                       NATIONAL HEALTH INVESTORS, INC.

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1998
                                 (Unaudited)

                             Three Months Ended                       Six Months Ended
                                   June 30                                June 30
                           1998               1997              1998               1997
BASIC:
Weighted avg. common
   shares               25,370,530         24,372,355          25,149,282          24,177,957

Net income             $17,889,000        $18,525,000         $35,735,000         $36,467,000
Dividends paid to pre-
  ferred shareholders     (421,000)          (484,000)           (852,000)         (1,008,000)
Net income available to
  common stockholders  $17,468,000        $18,041,000         $34,883,000         $35,459,000

Net income per
  common share         $       .69        $       .74         $      1.39         $      1.47

DILUTED:
Weighted average common
  shares                25,370,530         24,372,355          25,149,282          24,177,957
Stock options               10,885             29,084              24,302              31,348
Convertible subordinated
  debentures             2,913,794          3,748,594           3,104,517           3,655,855
Cumulative convertible pre-
  ferred stock             725,711            843,774             736,824             881,900
Average common shares
  outstanding           29,020,920         28,993,807          29,014,925          28,747,060

Net income             $17,889,000        $18,525,000         $35,735,000         $36,467,000
Interest expense on
  convertible sub-
  ordinated debentures   1,856,000          2,344,000           3,937,000           4,556,000
Net income assuming con-
  version of subordinated
  convertible debentures
  to common stock      $19,745,000        $20,869,000         $39,672,000         $41,023,000

Net income per common
  share                $       .68        $       .72         $      1.37         $      1.43

NOTE 3.  INVESTMENTS IN MARKETABLE SECURITIES:

     NHI considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in shareowners' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)


NOTE 4.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

     At June 30, 1998, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $133,453,000 in health care real estate projects of which approximately $41,222,000 is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term care centers, four medical office buildings, 10 assisted living facilities, and approximately 80 residential projects for the developmentally disabled, all at rates ranging from 9.0% to 11.9%.

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($19,358,000 at June 30, 1998) of NHC. The debt is at fixed and variable interest rates with a weighted average interest rate of 8.3% at June 30, 1998. NHI receives from NHC compensation of approximately $97,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

     Additionally, NHI has also guaranteed bank loans in the amount of $1,449,570 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.


NOTE 5.  CONVERTIBLE SUBORDINATED DEBENTURES:

     At June 30, 1998, $56,286,000 of 7% convertible subordinated debentures (the "1997 debentures") remain outstanding. The 1997 debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. During the six months ended June 30, 1998, $3,349,000 of the 1997 debentures have been converted into 89,302 shares of common stock. NHI has reserved 1,500,960 shares of common stock for conversions of 1997 debentures.

     At June 30, 1998, $38,580,000 of 7.75% convertible subordinated debentures (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the six months ended June 30, 1998, $8,842,000 of the 1995 debentures have been converted into 279,585 shares of common stock. NHI has reserved 1,219,921 shares of common stock for conversion of the 1995 debentures.

                NATIONAL HEALTH INVESTORS, INC.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1998
                          (Unaudited)


     At June 30, 1998, $5,535,000 of debentures remain outstanding related to "1995 debt service debentures" issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. During the six months ended June 30, 1998, $871,000 of the debentures have been converted into 26,394 shares of common stock. NHI has reserved 157,419 shares of common stock for conversion of 1995 debt service debentures.

     During the six months ended June 30, 1998, $5,345,000 of the 7.375% convertible subordinated debentures (the "1993 debentures") were converted into 194,671 shares of common stock. None of the 1993 debentures remain outstanding at June 30, 1998.

     At June 30, 1998, $230,000 of the 10% senior convertible subordinated debentures (the "senior debentures") remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the six months ended June 30, 1998, none of the senior debentures were converted. The Company has reserved 11,500 shares of common stock for conversion of the senior debentures.


NOTE 6.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In February and March, 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly. At June 30, 1998 $19,752,350 of the preferred stock remains outstanding.

     The Preferred Stock is convertible into NHI common stock at the option of the holder at any time at a conversion price of $27.625 per share of common stock, which is equivalent to a conversion rate of 0.905 per share of common stock for each share of Preferred Stock, subject to adjustment in certain circumstances.

     The Preferred Stock is not redeemable by NHI prior to February 15, 1999 and is not redeemable for cash. On or after February 15, 1999, the Preferred Stock will be redeemable by NHI for common stock. NHI may redeem the Preferred Stock only if the trading price of the Common Stock on the New York Stock Exchange (NYSE) exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise. NHI has reserved 715,017 shares of common stock for Preferred Stock conversions.

    The Preferred Stock is listed on the NYSE under the symbol "NHIPr."

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)



NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS:

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. NHI has adopted the provisions of SFAS 130 effective January 1, 1998. NHI has elected to disclose comprehensive income, which includes net income and unrealized gains and losses on securities in the Consolidated Statement of Stockholders' Equity.

  In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. NHI will be required to adopt SFAS 131 in the fourth quarter of 1998 and is currently determining the impact that SFAS 131 will have on its financial statements. If appropriate, NHI will begin disclosing the required information accordingly.


NOTE 8.  STOCK OPTION PLAN

     On March 31, 1998, NHI granted options to purchase 45,000 shares of NHI at $39.875 per share. During the six months ended June 30, 1998, options to purchase 25,133 shares of NHI were exercised at exercise prices ranging from $25.00 to $36.00.

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

                NATIONAL HEALTH INVESTORS, INC.

                         June 30, 1998
                          (Unaudited)



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of June 30, 1998, NHI had interests in net real estate owned by it and mortgage investments totaling $661.2 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide.

     As of June 30, 1998, the Company has investments in 206 health care facilities located in 27 states consisting of 162 long-term care facilities, two acute care hospitals, nine medical office buildings, ten assisted living facilities, six retirement centers, and 17 residential projects for the developmentally disabled. These investments consist of approximately $424.6 million aggregate principal amount of loans to 54 borrowers, $200.0 million of purchase leaseback transactions with six lessees and $36.7 million invested in REMIC pass through certificates backed by first mortgage loans to four operators. Of these 206 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC. (NHC is the Company's investment advisor.) Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated by NHC from 100.0% of total real estate assets on October 17, 1991 to approximately 23.5% of total real estate assets on June 30, 1998.


Capital Resources and Liquidity

     NHI has generated net cash from operating activities for the first six months of 1998 in the amount of $43.0 million. The funds were used along with $65.4 million from prepayments and collections of mortgage notes receivable and $0.9 million from the sale of common stock to make additional investments in income producing assets and real estate properties totaling approximately $48.2 million, to make investments in marketable securities of $21.6 million, to repay long-term debt $1.9 million and to pay dividends to stockholders of $37.9 million.

     The entire amount of NHI's $100 million revolving line of credit was available to be drawn at June 30, 1998.

     The Company's balance sheet was further strengthened by the conversion of $1.1 million of NHI's outstanding convertible preferred stock and $18.4 million of convertible debentures to common equity during the first six months of 1998. NHI's nonconvertible debt as a percentage of total capitalization has been reduced to 20.4% at June 30, 1998. The Company continues into 1998 well positioned to take advantage of new investment opportunities.

                NATIONAL HEALTH INVESTORS, INC.

                         June 30, 1998
                          (Unaudited)

     At June 30, 1998, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $133.5 million in health care real estate projects, of which approximately $41.2 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term health care centers, four medical office buildings, 10 assisted living facilities and approximately 80 residential projects for the developmentally disabled generally at rates ranging from 9.0% to 11.9%.

     Financing for NHI's current commitments and future commitments to others may be provided by borrowings under NHI's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, and the assumption of secured or unsecured indebtedness or by the sale of all or a portion of certain currently held investments.

Results of Operations

Three Months ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

     Net income for the three months ended June 30, 1998 is $17.9 million versus $18.5 million for the same period of 1997, a decrease of 3.4%. Diluted earnings per common share decreased four cents or 5.6% to 68 cents in the 1998 period from 72 cents in the 1997 period.

     Total revenues for the three months ended June 30, 1998 decreased $1.3 million or 5.0% to $25.9 million from $27.2 million for the three months ended June 30, 1997. Revenues from mortgage interest income decreased $2.9 million or 17.5% in the 1998 period as compared to the 1997 period. Revenues from rental income increased $0.6 million or 6.3% when compared to the same period in 1997. Revenues from investment interest and other income increased $1.0 million or 159.0% compared to the same period a year ago.

     The decrease in mortgage interest income is due to the receipt by NHI of prepayments of $235.3 million of first mortgages receivable during the past four quarters, compared to new mortgage investments of $119.7 million during the same period. The increase in rental income resulted primarily from investments of $28.0 million in additional real estate properties during the last 12 months and also from increased "revenue participations" and "additional rent" earned under NHI's existing mortgages and leases. The increase in investment interest and other income is due to the temporary investment of higher levels of cash.

     Earnings for the quarter include $1.9 million or eight cents per share basic or seven cents per share diluted of nonrecurring net income. The quarter a year ago included nonrecurring income of $0.7 million or three cents per share basic and diluted. This nonrecurring income is primarily from the receipt of commitment fees and prepayment penalties from early loan repayments.

     Total expenses for the 1998 three month period decreased $0.7 million or 8.2% to $8.0 million from $8.7 million for the 1997 three month period. Interest expenses decreased $1.0 million or 17.4% in the 1998 three month period as compared to the 1997 three month period. Depreciation and amortization increased $0.3 million or 13.9% when compared to the same period in 1997. General and administrative expenses in 1998 increased 4.2% to $1.0 million when compared to the 1997 period.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1998
                           (Unaudited)

     Interest expense decreased due to lower levels of long-term and subordinated debt compared to the quarter a year ago. Depreciation increased as a result of the Company's placing of newly constructed assets in service.

Six Months ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

     Net income for the six months ended June 30, 1998 is $35.7 million versus $36.5 million for the same period of 1997, a decrease of 2.0%. Diluted earnings per common share decreased six cents or 4.2% to $1.37 per share in the 1998 period from $1.43 per share in the 1997 period.

     Total revenues for the six months ended June 30, 1998 decreased $1.7 million or 3.2% to $51.9 million from $53.6 million for the six months ended June 30, 1997. Revenues from mortgage interest income decreased $4.9 million or 14.7% in the 1998 period as compared to the 1997 period. Revenues from rental income increased $1.3 million or 6.5% when compared to the same period in 1997. Revenues from investment interest and other revenue for the 1998 period increased $1.9 million or 166.5% to $3.0 million from $1.1 million when compared to the 1997 period.

     The decrease in mortgage interest income is due to the receipt by NHI of prepayments of $235.3 million of first mortgages receivable during the past four quarters, compared to new mortgage investments of $119.7 million during the same period. The increase in rental income resulted primarily from the net increase in investments in real estate properties during the last 12 months and also from increased "additional rent" and "revenue participations" earned under the Company's existing leases and mortgage agreements. The increase in investment interest and other income is due to the temporary investment of higher cash amounts.

     Earnings for the six months ended June 30, 1998 include $3.8 million or $0.15 per share basic or $0.13 per share diluted of nonrecurring net income. The six months last year included nonrecurring income of $2.0 million or eight cents per share basic and seven cents per share diluted. This nonrecurring income is primarily from the receipt of commitment fees and prepayment penalties from early loan repayments.

     Total expenses for the 1998 six month period decreased $1.0 million or 5.7% to $16.2 million from $17.2 million for the 1997 period. Interest expenses decreased $1.5 million or 13.9% in the 1998 six month period as compared to the 1997 period. Depreciation and amortization increased $0.5 million or 13.5% when compared to the same period in 1997.

     Interest expense decreased due to lower levels of long-term and subordinated debt compared to the six month period a year ago. Depreciation increased as a result of the Company's placing of newly constructed assets in service.

Future Growth

     The Company expects to continue to make additional investments in health care facilities that would increase interest and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1998
                           (Unaudited)



Year 2000 Compliance

     NHI is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. NHI does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. NHI does not anticipate any material disruption in its operations as a result of any failure by NHI to be in compliance. NHI does not currently have any information concerning the Year 2000 compliance status of its suppliers and other customers. In the event that any of NHI's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, NHI's business or operations could be adversely affected.


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



                      NATIONAL HEALTH INVESTORS, INC.
                                    (Registrant)




Date July 29, 1998              /s/ Richard F. LaRoche, Jr.
                                    Richard F. LaRoche, Jr.
                                    Secretary




Date July 29, 1998              /s/ Donald K. Daniel
                                    Donald K. Daniel
                                    Principal Accounting Officer