Form 10-Q
period 1998-09-30
NATIONAL HEALTH INVESTORS INC
filed 1998-11-13
CIK 877860

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934



For quarter ended September 30, 1998  Commission file number 33-41863



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

                    Yes   x   No

24,475,166 shares of common stock were outstanding as of October 31, 1998.

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NATIONAL HEALTH INVESTORS, INC.
             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)
                                                  Sept. 30   Dec. 31
                                                    1998       1997
                                                 (unaudited)
ASSETS
   Real estate properties:
     Land                                         $ 20,767   $ 20,468
     Buildings and improvements                    219,770    205,631
     Construction in progress                        2,190     10,899
                                                   242,727    236,998
     Less accumulated depreciation                 (43,504)   (36,929)
         Real estate properties, net               199,223    200,069
   Mortgage and other notes receivable             417,880    445,603
   Investment in preferred stock                    38,500        ---
   Investment in real estate mortgage
     investment conduits                            36,696     37,157
   Cash and cash equivalents                         4,739     64,915
   Marketable securities                            19,561        ---
   Interest and rent receivable                      5,307      5,185
   Deferred costs and other assets                   3,013      3,670
     Total Assets                                 $724,919   $756,599

LIABILITIES AND DEFERRED INCOME
   Long-term debt                                 $153,436   $155,659
   Credit facilities                                   ---        ---
   Convertible subordinated debentures             100,171    119,038
   Accounts payable and other accrued expenses       6,959      4,266
   Accrued interest                                  3,265      6,928
   Dividends payable                                18,197     18,318
   Deferred income                                   8,079      8,310
   Commitments, contingencies and guarantees           ---        ---
          Total Liabilities and Deferred Income    290,107    312,519

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
      $.01 par value; 10,000,000 shares
      authorized; 779,094 and 833,664
      shares, respectively, issued and
      outstanding; stated at liquidation
      preference of $25 per share                   19,477     20,842
   Common stock, $.01 par value:
      40,000,000 shares authorized;
      24,593,833 and 24,753,570 shares,
      respectively, issued and outstanding             246        248
   Capital in excess of par value of common stock  431,824    434,135
   Cumulative net income                           324,405    270,902
   Cumulative dividends                           (339,055)  (282,047)
   Unrealized gains (losses) on securities          (2,085)       ---
     Total Stockholders' Equity                    434,812    444,080
     Total Liabilities and Stockholders' Equity   $724,919   $756,599

The accompanying notes to interim condensed consolidated
financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1997 is
taken from the audited financial statements at that date.           2

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                         Three Months Ended       Nine Months Ended
                                            September 30             September 30
                                         1998        1997         1998        1997
(In thousands, except share amounts)
REVENUES:
   Mortgage interest income           $   13,706  $   17,552   $   41,747  $   50,444
   Rental income                          10,610      10,093       31,524      29,731
   Investment interest and
     other income                          1,518         715        4,500       1,834
                                          25,834      28,360       77,771      82,009


EXPENSES:
   Interest                                4,677       6,163       14,185      17,207
   Depreciation of real estate             2,205       2,014        6,584       5,872
   Amortization of loan and
      organization costs                     167         200          521         609
   General and administrative              1,017         927        2,978       2,798
                                           8,066       9,304       24,268      26,486

NET INCOME                            $   17,768  $   19,056   $   53,503  $   55,523

Dividends to preferred
   stockholders                              415         462        1,267       1,470

NET INCOME APPLICABLE TO
   COMMON STOCK                       $   17,353  $   18,594   $   52,236  $   54,053

NET INCOME PER COMMON SHARE:
   Basic                              $      .69  $      .76   $     2.08  $     2.23
   Diluted                            $      .68  $      .74   $     2.05  $     2.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                              25,067,264  24,485,556   25,121,758  24,283,213
   Diluted                            28,662,842  29,013,987   28,897,379  28,838,759

Common dividends per share
   declared                           $      .74  $      .74   $     2.22  $     2.22

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Nine Months Ended
                                                            September 30
                                                         1998        1997
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 53,503    $ 55,523
   Depreciation of real estate                            6,584       5,872
   Amortization of loan and organization costs              521         609
   Interest on debenture conversion                         320         285
   Deferred income                                        1,485       1,354
   Amortization of deferred income                       (1,716)     (1,296)
   (Increase) decrease in interest & rent receivable       (122)        785
   (Increase) decrease in other assets                      (97)       (462)
   Increase (decrease) in accounts payable
     and accrued liabilities                               (970)      1,037
        NET CASH PROVIDED BY OPERATING ACTIVITIES        59,508      63,707

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable              (49,722)   (108,001)
   Collection of mortgage notes receivable                3,013       6,049
   Prepayment of mortgage notes receivable               74,893      31,615
   Acquisition of property and equipment, net            (5,737)    (20,171)
   Investment in preferred stock                        (38,500)        ---
   Investment in marketable securities                  (21,647)        ---
        NET CASH USED IN INVESTING ACTIVITIES           (37,700)    (90,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of credit facilities                           ---    (106,000)
   Proceeds from credit facilities                          ---      92,000
   Proceeds from long-term debt                             242      99,651
   Principal payments on long-term debt                  (2,466)    (52,316)
   Proceeds from sale (payments) of subordinated
     convertible debentures                                 (40)     60,000
   Financing costs paid                                     ---      (2,662)
   Dividends paid to shareholders                       (57,128)    (54,866)
   Sale of stock and exercise of options                  1,074       1,714
   Repurchase of common stock                           (23,665)        ---
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                           (81,983)     37,521

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (60,176)     10,720
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           64,915       3,400
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  4,739    $ 14,120


                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Nine Months Ended
                                                          September 30
                                                        1998          1997
                                                     (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $ 15,552    $ 12,154

During the nine months ended September 30, 1998
   and September 30, 1997, $18,827,000 and $30,602,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 604,497 shares
   and 985,036 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $(18,827)   $(30,602)
     Financing costs                                   $    234    $    437
     Accrued interest                                  $   (320)   $   (285)
     Common stock                                      $      6    $     10
     Capital in excess of par                          $ 18,907    $ 30,440

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                       NATIONAL HEALTH INVESTORS, INC.
                     INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                           (dollars in thousands)
                      Cumulative Convertible               Capital in                        Unrealized     Total
                        Preferred Stock      Common Stock  Excess of  Cumulative Cumulative  Gains(Losses)  Stock.
                        Shares   Amount  Shares     Amount Par Value  Net Income Dividends   on Securities  Equity
BALANCE AT 12/31/97    833,664 $ 20,842  24,753,570 $248   $434,135   $270,902   $(282,047)  $   ---        $444,080
Net income                 ---      ---         ---  ---        ---     53,503         ---       ---          53,503
Unrealized gains (losses)
 on securities             ---      ---         ---  ---        ---        ---         ---    (2,085)         (2,085)
Total Comprehensive
 Income                                                                                           51,418
Shares sold                ---      ---      32,973  ---      1,074        ---         ---       ---           1,074
Common shares repurchased  ---      ---    (846,575)  (8)   (23,657)       ---         ---       ---         (23,665)
Shares issued in con-
 version of converti-
 ble debentures to
 common stock              ---      ---     604,496    6     18,907        ---         ---       ---          18,913
Shares issued in con-
 version of preferred
 stock to common stock (54,570)  (1,365)     49,369  ---      1,365        ---         ---       ---             ---
Dividends to common
 shareholders (2.22
 per share)                ---      ---         ---  ---        ---        ---     (55,741)      ---         (55,741)
Dividends to preferred
 shareholders ($1.594
 per share)                ---      ---         ---  ---        ---        ---      (1,267)      ---          (1,267)
BALANCE AT 9/30/98     779,094 $ 19,477  24,593,833$ 246   $431,824   $324,405   $(339,055)  $(2,085)       $434,812
BALANCE AT 12/31/96  1,050,122 $ 26,253  23,474,751$ 235   $395,204   $195,514   $(207,523)  $   ---        $409,683
Net income                 ---      ---         ---  ---        ---     55,523         ---       ---          55,523
Shares sold                ---      ---      54,243  ---      1,714        ---         ---       ---           1,714
Shares issued in con-
 version of convertible
 debentures to common
 stock                     ---      ---     985,036   10     30,440        ---         ---       ---         30,450
Shares issued in con-
 version of preferred
 stock to common stock(188,141)  (4,703)    170,229    2      4,701        ---         ---       ---            ---
Dividends to common
 shareholders ($2.22
 per share)                ---      ---         ---  ---        ---        ---    (54,290)       ---        (54,290)
Dividends to preferred
 shareholders ($1.594
 per share)                ---      ---         ---  ---        ---        ---     (1,470)       ---         (1,470)
BALANCE AT 9/30/97     861,981 $ 21,550   4,684,259$ 247   $432,059   $251,037  $(263,283)   $   ---       $441,610

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)



Note 1.  SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited financial statements furnished herein in the opinion of the management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). NHI assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal years ended December 31, 1997, 1996 and 1995 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


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

     The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of basic and diluted earnings per share.

                         NATIONAL HEALTH INVESTORS, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)

                        Three Months Ended                Nine Months Ended
                           September 30                      September 30
                        1998              1997           1998       1997
BASIC:
Weighted avg. common
   shares             25,067,264       24,485,556     25,121,758   24,283,213

Net income           $17,768,000      $19,056,000    $53,503,000  $55,523,000
Dividends paid to pre-
 ferred shareholders    (415,000)        (462,000)    (1,267,000)  (1,470,000)
Net income available to
 common stockholders $17,353,000      $18,594,000    $52,236,000  $54,053,000

Net income per common
   share             $       .69      $       .76    $      2.08  $      2.23


DILUTED:
Weighted average common
 shares               25,067,264       24,485,556     25,121,758   24,283,213
Stock options              4,220           37,572         17,608       33,422
Convertible subordinated
 debentures            2,880,086        3,685,206      3,029,707    3,665,639
Cumulative convertible
 preferred stock         711,272          805,653        728,306      856,485
Average common shares
 outstanding          28,662,842       29,013,987     28,897,379   28,838,759

Net income           $17,768,000      $19,056,000    $53,503,000  $55,523,000
Interest expense on
 convertible sub-
 ordinated debentures  1,829,000        2,297,000      5,766,000    6,853,000
Net income assuming con-
 version of subordinated
 convertible debentures
 to common stock     $19,597,000      $21,353,000    $59,269,000  $62,376,000

Net income per common
 share               $       .68      $       .74    $      2.05  $      2.16

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


Note 3.  INVESTMENTS IN MARKETABLE SECURITIES:

  NHI considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 4.  COMMITMENTS AND GUARANTEES:

  At September 30, 1998, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $85,888,000 in health care real estate projects of which approximately $40,357,000 is eligible to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term care centers, three medical office buildings, and eight assisted living facilities, all at rates ranging from 9.0% to 11.9%. NHI has recorded deferred income for commitment fees related to these loans where applicable.

  In order to obtain the consent of appropriate lenders to National HealthCare Corporation's ("NHC"'s) transfer of assets to NHI, NHI guaranteed certain debt ($19,358,000 at September 30,
1998) of NHC. The debt is at fixed and variable interest rates with a weighted average interest rate of 8.3% at September 30, 1998. NHI receives from NHC compensation of approximately $97,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


Note 5.  CONVERTIBLE SUBORDINATED DEBENTURES:

  At September 30, 1998, $56,286,000 of 7% convertible subordinated debentures (the "1997 debentures") remain outstanding. The 1997 debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. During the nine months ended September 30, 1998, $3,349,000 of the 1997 debentures have been converted into 89,302 shares of common stock. NHI has reserved 1,500,960 shares of common stock for conversions of 1997 debentures.

  At September 30, 1998, $38,120,000 of 7.75% convertible subordinated debentures (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the nine months ended September 30, 1998, $9,302,000 of the 1995 debentures have been converted into 294,134 shares of common stock. NHI has reserved 1,205,375 shares of common stock for conversions of 1995 debentures.

  At September 30, 1998, $5,535,000 of debentures remain outstanding related to "1995 debt service debentures" issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. During the nine months ended September 30, 1998, $871,000 of the debentures have been converted into 26,394 shares of common stock. NHI has reserved 157,419 shares of common stock for conversion of 1995 debt service debentures.

  During the nine months ended September 30, 1998, $5,345,000 of the 7.375% convertible subordinated debentures (the "1993 debentures") were converted into 194,671 shares of common stock.
None of the 1993 debentures remain outstanding at September 30, 1998.

  At September 30, 1998, $230,000 of the 10% senior convertible subordinated debentures (the "senior debentures") remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the nine months ended September 30, 1998, none of the senior debentures were converted. The Company has reserved 11,500 shares of common stock for conversion of the senior debentures.

                NATIONAL HEALTH INVESTORS, INC.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998
                          (Unaudited)


Note 6.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

  In February and March, 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly. At September 30, 1998 $19,477,350 of the preferred stock remains outstanding.

  The Preferred Stock is convertible into NHI common stock at the option of the holder at any time at a conversion price of $27.625 per share of common stock, which is equivalent to a conversion rate of 0.905 per share of common stock for each share of Preferred Stock, subject to adjustment in certain circumstances.

  The Preferred Stock is not redeemable by NHI prior to February 15, 1999 and is not redeemable for cash. On or after February 15, 1999, the Preferred Stock will be redeemable by NHI for common stock. NHI may redeem the Preferred Stock only if the trading price of the Common Stock on the New York Stock Exchange (NYSE) exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise. NHI has reserved 705,062 shares of common stock for Preferred Stock conversions.

  The Preferred Stock is listed on the NYSE under the symbol
"NHIPr."


Note 7.  NEW ACCOUNTING PRONOUNCEMENTS:

  In June 1997, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. NHI has adopted the provisions of SFAS 130 effective January 1, 1998. NHI has elected to disclose comprehensive income, which includes net income and unrealized gains and losses on securities, in the consolidated statements of stockholders' equity.

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

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)




Note 8.  STOCK OPTION PLAN

  On March 31, 1998, NHI granted options to purchase 45,000 shares of NHI at $39.875 per share. During the nine months ended September 30, 1998, options to purchase 25,133 shares of NHI were exercised at exercise prices ranging from $25.00 to $36.00.

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


Note 9.  ACQUISITION SUBSEQUENT TO THE BALANCE SHEET DATE

  In 1994, NHI funded a mortgage loan for All Seasons Living Centers in the original principal amount of $15,000,000. Collateral for the loan included first mortgages on four long-term health care facilities and a leasehold mortgage on two additional properties, all located in the State of Washington. Subsequent to the balance sheet date and on October 16, 1998, NHI purchased from All Seasons Living Centers for approximately $13,700,000 (the then current loan balance) all of the real estate, property and equipment of the four long term health care facilities described above (502 beds), but excluding the two leasehold properties. The purchase was undertaken in lieu of foreclosure after certain technical defaults on NHI's loan agreements and after the death of the principal owner. Sunrise Healthcare Corporation, a subsidiary of Sun Healthcare Group, Inc., has been engaged by NHI to manage the facilities. NHI will elect to treat the property as foreclosure property for federal income tax purposes under IRC
Section 856(e). With this election, unqualified income generated by the property is expected to be treated as qualified income for up to two years from the purchase date for purposes of the income-source tests which must be satisfied by real estate investment trusts to maintain their tax status.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 1998, NHI had interests in net real estate and mortgage investments totaling $653.8 million, and other investments in preferred stock and marketable securities of $58.1 million, resulting in total invested assets of $711.9 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide.

  As of September 30, 1998, the Company has real estate and mortgage investments in 201 health care facilities located in 26 states consisting of 157 long-term care facilities, two acute care hospitals, nine medical office buildings, ten assisted living facilities, six independent living centers, and 17 residential projects for the developmentally disabled. These investments consist of approximately $417.9 million aggregate principal amount of loans to 38 borrowers, $199.2 million of purchase leaseback transactions with six lessees and $36.7 million invested in REMIC pass through certificates backed by first mortgage loans to three operators. Of these 201 facilities, 43 are leased to National HealthCare Corporation ("NHC") and nine additional facilities are managed by NHC. (NHC is the Company's investment advisor.) Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated by NHC from 100.0% of total invested assets on October 17, 1991 to approximately 22.0% of total invested assets on September 30, 1998.


Capital Resources and Liquidity

  NHI has generated net cash from operating activities for the first nine months of 1998 in the amount of $59.5 million. The funds were used along with $77.9 million from prepayments and collections of mortgage notes receivable to make additional investments in income producing assets and real estate properties totaling approximately $115.6 million, to repurchase NHI common stock of $23.7 million, to repay debt and credit facilities of a net $2.2 million and to pay dividends to stockholders of $57.1 million.

  The amount available to be drawn on NHI's $100 million revolving line of credit was $100 million at September 30, 1998. The Company's balance sheet was further strengthened by the conversion of $18.9 million of convertible debentures to common equity during the first nine months of 1998. NHI's nonconvertible debt as a percentage of total capitalization is 22.2% at September 30, 1998. The Company continues to be well positioned to take advantage of new investment opportunities.

                NATIONAL HEALTH INVESTORS, INC.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998
                          (Unaudited)



  At September 30, 1998, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $85.9 million in health care real estate projects, of which approximately $40.4 million is eligible to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term health care centers, eight assisted living centers and three medical office buildings, generally at rates ranging from 9.0% to 11.9%.

  Financing for NHI's current commitments and future commitments to others may be provided by borrowings under NHI's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, the assumption of secured or unsecured indebtedness, repayments of existing investments or by the sale of all or a portion of certain currently held investments.


Results of Operations

Three Months ended September 30, 1998 Compared to Three Months
Ended September 30, 1997.

  Net income for the three months ended September 30, 1998 is $17.8 million versus $19.1 million for the same period of 1997, a decrease of 6.8%. Fully diluted earnings per common share decreased six cents or 8.1% to 68 cents in the 1998 period from 74 cents in the 1997 period.

  Total revenues for the three months ended September 30, 1998 decreased $2.5 million or 8.9% to $25.8 million from $28.4 million for the three months ended September 30, 1997. Revenues from mortgage interest income decreased $3.8 million or 21.9% in the 1998 period as compared to the 1997 period. Revenues from rental income increased $.5 million or 5.1% when compared to the same period in 1997. Revenues from investment interest and other income increased $.8 million or 112.3% compared to the same period a year ago.

  The decrease in mortgage interest income is due to the receipt by NHI of prepayments of $224.5 million of first mortgages receivable during the past four quarters, compared to new mortgage investments of $57.6 million during the same period. The increase in rental income resulted primarily from investments of $9.4 million in additional real estate properties during the last 12 months and also from increased "revenue participations" and "additional rent" earned under NHI's existing mortgages and leases. The increase in investment interest and other income is due to the investment of $38.5 million in the preferred stock of LTC Properties and $19.6 million in marketable securities, all of which earn from 8.5% to 9.5%.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1998
                           (Unaudited)


  Earnings for the quarter include $1.3 million or five cents per share basic or four cents per share diluted of nonrecurring net income. The quarter a year ago included nonrecurring income of $1.9 million or eight cents per share basic or six cents per share diluted. This nonrecurring income is primarily from the receipt of commitment fees and prepayment penalties from early loan repayments.

  Total expenses for the 1998 three month period decreased $1.2 million or 13.3% to $8.1 million from $9.3 million for the 1997 three month period. Interest expenses decreased $1.5 million or 24.1% in the 1998 three month period as compared to the 1997 three month period. Depreciation and amortization increased $.2 million or 9.5% when compared to the same period in 1997.

  Interest expense decreased due to lower levels of long-term and subordinated debt compared to the quarter a year ago.
Depreciation increased as a result of the Company's placing of newly constructed assets in service.

Nine Months ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

  Net income for the nine months ended September 30, 1998 is $53.5 million versus $55.5 million for the same period of 1997, a decrease of 3.6%. Fully diluted earnings per common share decreased 11 cents or 5.1% to $2.05 per share in the 1998 period from $2.16 per share in the 1997 period.

  Total revenues for the nine months ended September 30, 1998 decreased $4.2 million or 5.2% to $77.8 million from $82.0 million for the nine months ended September 30, 1997. Revenues from mortgage interest income decreased $8.7 million or 17.2% in the 1998 period as compared to the 1997 period. Revenues from rental income increased $1.8 million or 6.0% when compared to the same period in 1997. Revenues from investment interest and other revenue for the 1998 period increased $2.7 million or 145.4% to $4.5 million from $1.8 million when compared to the 1997 period.

  The decrease in mortgage interest income is due to the receipt by NHI of prepayments of $224.5 million of first mortgages receivable during the past four quarters, compared to new mortgage investments of $57.6 million during the same period. The increase in rental income resulted primarily from the net increase in investments in real estate properties during the last 12 months and also from increased "additional rent" and "revenue participations" earned under the Company's existing leases and mortgage agreements. The increase in investment interest and other income is due to the temporary investment of higher cash amounts, as well as the investment of $38.5 million in the preferred stock of LTC Properties and $19.6 million in marketable securities. The latter two investments were made during the third quarter of 1998.

  Earnings for the nine months ended September 30, 1998 include $5.1 million or $0.20 per share basic or $0.17 per share diluted of nonrecurring net income. The nine months last year included nonrecurring income of $3.8 million or 16 cents per share basic and 13 cents per share diluted. This nonrecurring income is primarily from the receipt of commitment fees and prepayment penalties from early loan repayments.

                NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1998
                           (Unaudited)



  Total expenses for the 1998 nine month period decreased $2.2 million or 8.3% to $24.3 million from $26.5 million for the 1997 period. Interest expenses decreased $3.0 million or 17.6% in the 1998 nine month period as compared to the 1997 period. Depreciation and amortization increased $0.7 million or 12.1% when compared to the same period in 1997.

  Interest expense decreased due to lower levels of long-term and subordinated debt compared to the nine month period a year ago. Depreciation increased as a result of the Company's placing of newly constructed assets in service.


Future Growth

  The Company expects increases in both mortgage interest income and rental income from additional investments (net of repayments) in mortgage loans and owned facilities during 1998 and 1999. The Company expects to continue to make additional investments in health care facilities that would increase interest and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.


Year 2000 Compliance

  NHI has evaluated its information technology systems and embedded technology with respect to potential Year 2000 problems. Although management believes that the majority of NHI's information technology systems and embedded technology is already Year 2000 compliant, NHI will complete the testing of its information technology systems and embedded technology in the third quarter of 1999. In addition, NHI has developed corrective plans for any technology assessed to be non-compliant.

  As a result of its advisory agreement with NHC, NHI is reliant upon NHC for much of its information technology systems and embedded technology. NHC has performed an evaluation of its information technology as it relates to NHI. Although NHI believes that the majority of NHC's information technology systems and embedded technology is already Year 2000 compliant, NHC will complete the testing of its information technology systems and embedded technology in the third quarter of 1999. NHI believes that NHC has developed corrective plans for any technology assessed to be non-compliant.

  Costs incurred to date for NHI's internal Year 2000 remediation efforts have not been material, and NHI does not expect that the cost of future internal actions will be material to its financial condition or results of operations. NHI does not anticipate any material disruption in its operations as a result of any failure by NHI to be in compliance.

                NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1998
                           (Unaudited)


  NHI also depends upon the proper functioning of information technology systems and embedded technology operated by certain other third parties. These third parties include commercial banks and other lenders, and vendors such as telecommunications and utilities providers. NHI is currently evaluating and obtaining information concerning the Year 2000 compliance status of these third parties. If third parties have Year 2000 problems that are not remedied, the following problems could result: (i) in the case of banks and other lenders, in the disruption of capital flows potentially resulting in liquidity stress; or (ii) in the case of vendors, in disruption of important services upon which NHI depends, such as telecommunications and electrical power.

  Based upon current information, NHI anticipates successful completion and testing of its Year 2000 remediation efforts during 1999. However, there can be no guarantee that the Year 2000 will not have a material adverse effect on NHI's operations, financial position or liquidity if NHI's remediation efforts are not successful or completed in a timely manner. NHI is currently developing a contingency plan in the event that it is not able to achieve Year 2000 compliance. This contingency plan is expected to include establishing sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible. The contingency plan is expected to be completed in the third quarter of 1999.



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

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of exhibits - none required
     (b)  Reports on Form 8-K - none required

                NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1998
                           (Unaudited)


                            SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NATIONAL HEALTH INVESTORS, INC.
                                 (Registrant)




Date November 13, 1998         /s/ Richard F. LaRoche, Jr.
                              Richard F. LaRoche, Jr.
                              Secretary




Date November 13, 1998         /s/ Donald K. Daniel
                              Donald K. Daniel
                              Principal Accounting Officer