Form 10-K405
period 1998-12-31
NATIONAL HEALTH INVESTORS INC
filed 1999-03-12
CIK 877860

_____________________________________________________________________________
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
     [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1998
                                     OR
     [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _______ to _________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
  Yes   X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $553,650,000 as of February 26, 1999. The number of shares of Common Stock outstanding as of February 28, 1999 was 24,364,572.

                             PAGE 1 OF 79 PAGES
                           Exhibit Index Page 46

                             PART I


Item 1.   Business

General

     The Company is a real estate investment trust ("REIT") which invests in income producing health care properties primarily in the long-term care industry. As of December 31, 1998, the Company had interests in net real estate owned by it, mortgage investments and REMIC investments totaling approximately $684.4 million, and other investments in preferred stock and marketable securities of $64.9 million, resulting in total invested assets of $749.3 million. The Company's strategy is to provide current income for distribution to stockholders through investments in health care related facilities, including long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities". The Company intends to implement this strategy by acquiring additional properties and making additional mortgage loans nationwide, predominately in the long-term care industry. The Company funds these investments through three sources of capital: current cash flow, including principal prepayments, the sale of equity in the form of common and preferred stock and debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of straight debt. NHI is investment grade rated on its senior unsecured debt from the two major rating agencies, Moody's Investment Service
(Baa3) and Standard & Poor's (BBB).

     As of December 31, 1998, the Company had approximately $684.4 million in real estate and mortgage investments in 203 health care facilities located in 26 states consisting of 151 long-term care facilities, two acute care hospitals, nine medical office buildings, 18 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consist of approximately $402.0 million aggregate principal amount of loans to 34 borrowers and $245.5 million of purchase leaseback agreements with seven lessees and $36.9 million invested in REMIC pass through certificates. Of these 203 facilities, 43 are leased to NHC and nine additional facilities are managed by NHC.

     At December 31, 1998, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $136.9 million in health care real estate projects of which all is expected to be funded within the next 12 months. The commitments include mortgage loans for six long-term health care centers, two medical office buildings, and 24 assisted living centers all at rates ranging from 9.0% to 11.5%. Also included in the $136.9 million of commitments is a commitment to loan an additional $3.3 million on three loans when the mortgagee obtains certain operating ratios.

     The Company commenced operations on October 17, 1991 with approximately $121.8 million in net assets obtained when it acquired 40 skilled long-term care facilities and three retirement centers and four first mortgage notes from National HealthCare Corporation, successor to National HealthCare L.P. ("NHC") in exchange for 7,306,570 shares of the Company's Common Stock. Concurrently, the Company assumed mortgage indebtedness and certain other obligations of NHC related to the acquired properties. The 43 properties were then leased to NHC. NHC is a publicly traded corporation which at December 31, 1998 operated 108 long-term care facilities with a total of 13,983 licensed beds. Included within seven of these centers are 129 assisted care beds; within 21 centers are located 650 Alzheimer's beds and finally 487 sub-acute beds are located in 17 centers. NHC also operates five retirement centers with a total of 445 units, nine freestanding assisted living facilities with a total of 645 units and 36 home health care programs. All NHC operations are in the southeastern United States.

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


Types of Health Care Facilities

     Long-term care facilities. As of December 31, 1998, the Company owned and leased 43 licensed long-term care facilities, 40 of which were operated by NHC. The Company also owns four additional licensed long-term care facilities which are managed by Sunrise Healthcare Corporation, a subsidiary of Sun Healthcare Group, Inc. It also had outstanding first mortgage loans on 104 additional licensed long-term care facilities, nine (9) of which were operated by NHC. All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level. Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

     Acute and long term care hospitals. As of December 31, 1998, the Company owned and leased one acute care hospital and had an outstanding first mortgage loan on one additional operating long term care hospital. Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation. Long-term care hospitals provide specialty care services for chronic care patients, whose average length of stay must exceed twenty-five days. Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

     Medical office buildings. As of December 31, 1998, the Company owned and leased seven medical office buildings. In addition, the Company had first mortgage loans on two medical office buildings. Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients. Each of the Company's owned medical office buildings is leased to one lessee, and is physically attached to an acute care hospital. The lessee then leases individual office space to the physicians or other medical practitioners. The lessee is responsible to the Company for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

     Assisted Living Facilities. The Company owns four assisted living facilities all of which are leased to a subsidiary of Marriott International and the remaining eight to Alternative Living Services, Inc. The Company also has first mortgages on six additional assisted living projects. Assisted living unit facilities are free standing facilities or facilities which are attached to long term care facilities or retirement facilities and provide basic room and board functions for the elderly. Some assisted living projects include licensed long term care (nursing home) beds. On-site staff are normally available to assist in minor medical needs on an as needed basis. Additionally, the Company has granted $100,000,000 in a line of credit for construction and permanent financing to one publicly traded assisted living company. Currently $31,628,000 has been funded on this line which is invested in eight assisted living projects now in operation. These lines will expire, if not used, by the end of fiscal year 1999. Each project must be individually approved under each line at the time funding is requested. Certificates of need are normally not necessary to build these projects.

     Retirement Centers. The Company owns three retirement centers, all of which are leased to NHC, and has first mortgages on three others. Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from government programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is normally required for long-term care facilities.

     Residences for the developmentally disabled. As of December 31, 1998, the Company had outstanding first mortgage notes on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six mentally and developmentally disabled persons. These persons obtain custodial care which includes food, lodging, education and transportation services. These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled. Services to the developmentally disabled are primarily paid for by state Medicaid programs.


Nature of Investments

     The Company's investments are typically structured as either purchase leaseback transactions or mortgage loans. The Company also provides construction loans for facilities for which it has already committed to provide long-term financing or which agree to enter into a lease with the Company upon completion of the construction. The capitalization rates of the Company's leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9.25% and 12% per annum. For transactions closed in 1998, rates were comparable to those charged in 1997 and generally ranged from 9.25% to 10.75%. The Company charges a commitment fee of 1% based on the purchase price of the property of a purchase leaseback or the total principal loan amount of a mortgage loan. In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing. The Company believes its lease terms, mortgage loan and construction loan terms are competitive in the market place. All of the operating Health Care Facilities are currently performing under their mortgage loans or leases. Typical characteristics of these transactions are as follows:

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

     Construction loans. The Company also provides construction loans that by their terms convert either into purchase leaseback transactions or mortgage loans upon the completion of the construction of the facility. Generally the interest rates on the construction loans range from 9.0% to 11.5%. The term of such construction loans are for a period which commences upon the closing of such loan and terminates upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. In addition to the security of the lien against the property, the Company will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower's parent, affiliates of the borrower or one or more of the individuals who control the borrower.


Competition

     The Company competes, primarily on the basis of price, knowledge of the industry, and flexibility of financing structure, with real estate partnerships, other REITs and other investors (including, but not limited to, banks, insurance companies, and investment bankers developing securities in mortgage funds) in the acquisition, leasing and financing of health care related entities.

     The operators of the Health Care Facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients and staff based on quality of care, reputation, physical appearance of facilities, services offered, family preference, physicians, staff and price. They compete with independent operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of the Health Care Facilities. Some of these facilities are operated for profit while others are owned by governmental agencies or tax-exempt non-profit organizations.


Operators

     The majority (by total real estate assets) of the Health Care Facilities are operated by third party management companies on behalf of the owner or lessee. The balance of the Health Care Facilities are operated by the owner or lessee. As a percent of total investments, 59.7% of the Health Care Facilities are operated by publicly-owned companies, while 23.5% are operated by multistate regional health care operators. Generally, a third party operator of a facility is not liable to the Company under the mortgage or lease; however, the Company considers the operator to be an important factor in determining the creditworthiness of the investment and the Company generally has the right to approve any changes in operators. On some investments, the third party operator of a facility guarantees at least a portion of the lease or mortgage. Operators of the Health Care Facilities include NHC, Marriott Senior Living Services, IATROS Health Network, Inc., Alternative Living Services, Inc., Sun Healthcare, Integrated Health Services, Inc., Columbia/HCA, Living Centers of America, Paracelcus, Beverly Enterprises, Res-Care, Inc., American Retirement Corp., Grand Care, and Healthcare Properties, Inc.


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

     The Company's investment is in Certificate Class F which are rated "B" by S & P and Fitch. Distributions of interest and principal on the Class F certificates are subordinated to distributions of interest and principle with respect to the other classes of the Certificates totaling $132,953,000 in principal amount.


NHC Master Agreement to Lease

     The Master Agreement to Lease (the "Master Agreement") with NHC regarding 40 nursing homes and three retirement centers, sets forth certain terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases are for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During the initial term and the first renewal term (if applicable), NHC is obligated to pay annual base rent for the respective Health Care Facilities aggregating $15.2 million plus additional rent described below. During the second renewal term, NHC is required to pay annual base rent based on the then fair market rental of the property as negotiated at that time between NHC and the Company. The Master Agreement also obligates NHC to pay as additional rent under each Lease all payments of interest and principal and other payments due under each mortgage to which the conveyance of the respective Health Care Facility to the Company was subject or any refinancing of mortgage debt that matures or is required to be paid in its entirety during the term of the Lease. In addition, in each year after 1992 (the first full calendar year of the term of the Master Agreement), NHC is obligated to pay percentage rent to the Company equal to 3% of the amount by which gross revenues of each NHC leased Health Care Facility in such later year exceeds the gross revenues of such Health Care Facility in 1992. NHC paid $2.48 million as percentage rent for 1998.

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


Repayments

     Although NHI structures its first mortgages with a declining prepayment penalty commencing at 10%, the Company experienced material loan prepayments in 1998. $93,891,000 was prepaid during the year, of which $18.3 million was received on December 31, 1998. Funds received have either been reinvested or used to repurchase Company common stock.


1998 All Seasons, Inc. - Center Purchases

     On October 31, 1994, the Company loaned approximately $14.5 million to All Seasons, Inc., a Washington state corporation, owned by a single shareholder. The loan was secured by the guarantee of the shareholder as well as first mortgages on four licensed nursing homes and a leasehold mortgage on two additional licensed nursing homes. The sole shareholder passed away unexpectedly in early April 1998. Upon commencement of the administration of the deceased shareholder's estate, irregularities in the handling of All Seasons' cash were disclosed and the Estate informed the Company that it was insolvent. The Board of Directors of All Seasons, Inc., none of whom had any ownership interest therein, informed NHI that they intended to tender their resignation from the Board unless additional capital sources were made available to the corporation. Upon being informed that NHI would not make additional capital lines of credit available, the Board agreed to deed in lieu of foreclosure the four properties owned in fee simple by All Seasons to NHI or a designated subsidiary thereof. This transaction was accomplished on October 16, 1998. Although the Company was also offered the right to assume the two leases, it elected not to do so. Simultaneously with the receipt of the deeds to the properties, the Company entered into a management contract with a public nursing home chain, which management agreement subordinates the payment of management fees to the debt service assumed by NHI's subsidiary.
At the present time, the Company's investment in the collateral is approximately $13,700,000 represented by first mortgage notes. Based upon the management company's 1999 budgets, and two months of operation, the Company believes that the properties will generate operating income in excess of the debt service but there can be no assurance that this will be the outcome. The Company and the management company are aggressively seeking new lessees and/or owners for these four properties.


Commitments

     The Company has received commitment fees to make loans and to fund construction in progress to third parties for $136.9 million. Commitments include construction financings which have closed but which have not been fully funded as of December 31, 1998 and also investment amounts for which the Company has received a commitment fee but which have not been funded as of December 31, 1998.

     The following table sets forth certain information regarding the Company's commitments as of December 31, 1998.

                         No. of
                         Facil-             Commitments
Facility Type            ities      Current   Future     Total
-------------            ------     -------   ------    ------
                                          (in thousands)
Long-term care             6       $ 14,111  $ 3,300   $ 17,411
Medical office bldgs       2            957      ---        957
Assisted Living           24        118,480      ---    118,480
                          --        -------   ------    -------
Commitments               32       $133,548  $ 3,300   $136,848
                          ==        =======   ======    =======

Sources of Revenues

     General.   The Company's revenues are derived primarily from mortgage interest income and rental income. During 1998, mortgage interest income equaled $52.7 million of which all except $4.8 million was from non-NHC borrowers. Rental income totaled $42.3 million, 76% of which was from properties operated by NHC. The interest and rental payments are primarily derived from the operations of the Health Care Facilities. The source and amount of revenues from such operations are determined by (I) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and
(v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

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

     Governmental Funding of Medicare and Medicaid.    Government at both the
federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including services to be provided by the Company's lessee's or their operators. On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 (BBA), which contains numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA has been projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of the BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which the Company has assets are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates. The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. Substantially all of the health care facilities in which the Company has invested will commence reimbursement under this program effective January 1, 1999. The Company anticipates that the deduction in Medicare revenues will negatively impact its additional percentage rent, but not the base rent, of its skilled nursing facilities. In addition, the BBA creates a managed care Medicare Program called "Medicare + Choice", which allows Medicare beneficiaries to participate in either the original Medicare fee-for-service program or to enroll in a coordinated care plan such as health maintenance organizations ("HMOs"). Such coordinated care plans would allow HMOs to enter into risk-based contracts with the Medicare program, and the HMO's would then contract with providers such as those financed by NHI. No assurances can be given that such facilities will be successful in negotiating favorable contracts with Medicare + Choice managed care organizations.

     The BBA also contains several new antifraud provisions. Given the recent enactment of the BBA, the Company is unable to predict the impact of the BBA and potential changes in state Medicaid reimbursement methodologies on the operations of its tenants or borrowers; however, any significant reduction in either Medicare or Medicaid payments could adversely affect their cash flows. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at the Company's tenants or borrowers will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue to those providers. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby the provider is responsible for providing, for a fixed fee, all services needed by certain patients.
Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on the Company's tenants or borrowers. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company.

     Although it is clear that there will be a reduction in the growth of governmental revenues for Medicare and Medicaid, NHI and similar financial institutions believe that their position as either lessee or first mortgage holder is protected by a sufficient revenue base so that it does not anticipate the creation of problems or defaulting loans due to these cuts.

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

     It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referral, will continue in future years. Certain of the Company's investments are with lessees or borrowers which are partially or wholly owned by physicians. In the event that any lessee or borrower were to be found in violation of laws regarding fraud and abuse or self-referral, that lessee's or borrower's ability to operate the facility as a health care facility could be jeopardized, which could adversely affect the lessee's or borrower's ability to make lease or debt payments to the Company and thereby adversely affect the Company.

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

     The Company will not, without the prior approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer, or employee of NHC or the Company, or any affiliate thereof, as the case may be, any of the assets or other property of the Company. The Company's Credit Agreements limit the amount of investment in any one borrower to 25% of the Company's assets, except for investments in NHC which is limited to 35% of the Company's assets. As of December 31, 1998, investments in NHC totaled approximately 22.8%. The Company is unable to predict the extent to which it will engage in activities with NHC or any other operator within these limits.

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

     The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term. Either party may terminate the Advisory Agreement at any time on 90 days notice, and the Company may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation in a base amount of $1.6 million, payable in monthly installments of $135,417. Under the Advisory Agreement, the Company reimburses NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In 1998, the annual compensation under the Advisory Agreement was $3.3 million.

     Pursuant to the Advisory Agreement, NHC manages all of the day-to-day affairs of the Company and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to the Company. The Advisory Agreement further provides that the Company shall pay the expenses incurred with respect to and allocable to the prudent operation and business of the Company including any fees, salaries, and other employment costs, taxes and expenses paid to directors, officers and employees of the Company who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, the Company does not have any officers or employees who are not also employees of NHC. The Company's three executive officers, Mr. W. Andrew Adams, Mr. Robert G. Adams and Mr. LaRoche are employees of NHC and all of their fees, salaries and employment costs are paid by NHC, but a portion of their bonus, if any, is allocated to the Company.

     In addition, although not specifically provided for in the Advisory Agreement, during 1993 the Company granted stock options to purchase a total of 100,000 shares of Common Stock for the benefit of various NHC employees and outside directors of NHC who provided services to the Company. An additional 100,000 shares were granted as options to various NHC employees and outside directors in 1995 and 194,000 shares in 1997. Additionally, the Company has implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to benefit from a Company guaranty on up to $100,000 per year of loans made from commercial banking institutions, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5.0 million. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table in Item 13 indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 1998. The total outstanding as of December 31, 1998 is $1.3 million, and none is owed by directors or executive officers.


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


Item 2.   Properties

                         NHI PROPERTIES
LONG TERM CARE

Center                             City                Beds
ALABAMA
NHC HealthCare, Anniston           Anniston            151
NHC HealthCare, Moulton            Moulton             136

ARIZONA
Royal Sun West Care Center         Avondale            157

COLORADO
Brookside Inn                      Castle Rock         120

FLORIDA
Alachua Nursing Home               Gainesville         120
Bear Creek Nursing Center          Hudson              120
Brooksville Nursing Manor          Brooksville         180
Cypress Cove Care Center           New Port Richey     120
Health Care Center at
   Mercy Hospital                  Miami               120
Heather Hill Nursing Home          Crystal River       120
Huber Restorium                    St. Petersburg       96
Jefferson Nursing Center           Monticello           60
Lake Park - Madison                Lake Park            99
Medic-Ayers Nursing Center         Trenton             120
Plantation Gardens Rehab & Nursing Ocoee               120
Miracle Hill Nursing & Conv.       Tallahassee         120
NHC HealthCare, Hudson             Hudson              180
NHC HealthCare, Merritt Island     Merritt Island      180
NHC HealthCare, Plant City         Plant City          172
NHC HealthCare, Stuart             Stuart              118
Oakview Nursing                    Williston           180
Osceola Health Care Center         St. Cloud           120
Pine Lake Nursing Home             Greeneville          58
Royal Oak Nursing Center           Dade City           120

GEORGIA
Ashton Woods                       Dekalb County       157
Forest Lake Manor                  Augusta             100
Jennings Health Care Center        Augusta             100
Meadowbrook Nursing Center         Tucker              144
Moss Oaks Health Care Center       Pooler              122
Rossville Convalescent Center      Rossville           112
West Lake Manor                    Augusta             100

IDAHO
Grangeville Care Center            Grangeville          62
Sunny Ridge Care Center            Nampa               192

KANSAS
Bethesda Nursing Center            Chanute              84
Country Club Home                  Council Grove        94
Green Meadows Nursing Center       Haysville           120
Hammond Holiday Home               Larned               93
Sedgwick Convalescent Center       Sedgwick             84
Hoisington Rehabilitation Center   Hoisington           70
Emporia Rehabilitation Center      Emporia              79

KENTUCKY
NHC HealthCare, Dawson Springs     Dawson Springs       80
NHC HealthCare, Glasgow            Glasgow             206
NHC HealthCare, Madisonville       Madisonville         94

MARYLAND
Windsor Ridge Nursing and
   Rehabilitation Center           Rockville           120

MASSACHUSETTS
Buckley Nursing Home               Greenfield          120
Buckley Nursing &
    Retirement Center              Holyoke             102
Longmeadow of Taunton              Taunton             100
John Adams Nursing Home            Quincy               71

MISSOURI
Charleviox Nursing Center          St. Charles         122
Clayton House Healthcare           Clayton             230
Columbia House Healthcare          Columbia            107
Florissant Nursing Center          Florissant          120
Hunter Acres Nursing Center        Sikeston            120
Medicenter-Springfield             Springfield         105
NHC HealthCare, Desloge            Desloge             120
NHC HealthCare, Joplin             Joplin              126
NHC HealthCare, Kennett            Kennett             170
NHC HealthCare, Maryland Heights   St. Louis           220
NHC HealthCare, St. Charles        St. Charles         120
Oak View Living Center             Jefferson City      120
Ozark Nursing Center               West Plains         120
Spanish Lake Nursing Center        Florissant          120
Tradition House Healthcare         Joplin               84

NEW HAMPSHIRE
Epsom Manor, Inc.                  Epsom               108
Maple Leaf Health Care Center      Manchester          114
Villa Crest, Inc.                  Manchester          152

NEW JERSEY
Imperial Manor (U/C)*              Trenton             130
Willow Care (U/C)*                 Dover               130

OKLAHOMA
Skyline Terrace                    Tulsa               120

PENNSYLVANIA
Briarcliff Pavilion for
   Special Care                    N. Huntingdon       120
Kade Nursing Home                  Canton Township      68
Nipple Convalescent Center         Liverpool            37

SOUTH CAROLINA
NHC HealthCare, Anderson           Anderson            290
NHC HealthCare, Greenwood          Greenwood           152
NHC HealthCare, Laurens            Laurens             176

TENNESSEE
NHC HealthCare, Athens             Athens               98
NHC HealthCare, Chattanooga        Chattanooga         212
NHC HealthCare, Columbia           Columbia            120
NHC HealthCare, Dickson*           Dickson             197
NHC HealthCare, Franklin           Franklin             84
NHC HealthCare, Hendersonville     Hendersonville      117
NHC HealthCare, Hillview           Columbia             98
NHC HealthCare, Johnson City*      Johnson City        179
NHC HealthCare, Knoxville          Knoxville           152
NHC HealthCare, Lewisburg          Lewisburg           104
NHC HealthCare, McMinnville        McMinnville         150
NHC HealthCare, Milan              Milan               129
NHC HealthCare, Nashville          Nashville           133
NHC HealthCare, Oakwood            Lewisburg            62
NHC HealthCare, Pulaski            Pulaski             104
NHC HealthCare, Scott              Lawrenceburg         62
NHC HealthCare, Sequatchie         Dunlap              120
NHC HealthCare, Smithville         Smithville          107
NHC HealthCare, Somerville*        Somerville           72
NHC HealthCare, Sparta             Sparta              150
NHC HealthCare, Springfield        Springfield         112

TEXAS
Autumn Hills Convalescent Center   Houston             113
Autumn Hills Convalescent Center   Richmond             90
Autumn Hills Convalescent Center   Sugarland           138
Autumn Hills Convalescent Center   Tomball             145
Bonham Nursing Center              Bonham               65
Canterbury Villa of Falfurrias     Falfurrias           98
Canterbury Villa of Kingsville     Kingsville          194
College Street Nursing Center      Beaumont             50
Columbus Care Center               Columbus            134
Conroe Convalescent Center         Conroe              106
Denison Manor                      Mt. Vernon           71
Fair Park Nursing Center           Huntsville           87
Friendswood Arms Conv. Center      Friendswood         100
Galaxy Manor Nursing Center        Cleveland           100
Golden Charm Nursing Center        Liberty             110
Lindbergh Health Care Center       Beaumont             77
Shoreline Health Care Center       Taft                200
Silver Threads Nursing Center      Houston              78
Terry Haven Nursing Center         Mt. Vernon           65
Town Park Convalescent Center      Houston             120
Willis Convalescent Center         Willis              114
Willow Bend Care Center            Mesquite            251
Heritage Forest Lane               Dallas              120
Heritage Manor - Canton            Canton              110
Heritage Manor - Mesquite          Dallas              152
Heritage Oaks                      Arlington           204
Heritage Village                   Dallas              280
Winterhaven                        Houston             160

VIRGINIA
Brian Center of Alleghany          Low Moor             60
Brian Center of Bastian            Bastian              60
Brian Center of Fincastle          Fincastle            60
Maple Grove Health Care            Lebanon              60
NHC HealthCare, Bristol            Bristol             120
The Springs Nursing Center         Hot Springs          60
Willow Creek Health Care Center    Midlothian          120

WASHINGTON
Highline Care Center               Seattle              73
Park Ridge Care Center             Seattle             115
Park West Care Center              Seattle             139
Sehome Park Care Center            Bellingham          115

WISCONSIN
River Hills South Health
    Care Center                    Milwaukee           196

ACUTE CARE PROPERTIES
KENTUCKY
Kentucky River Hospital            Jackson              55

LOUISIANA
University Rehab Hospital          New Orleans         106

MEDICAL OFFICE BUILDINGS
                                                       Square
Center                             City                Footage
ARIZONA
North Valley Medical Center        Scottsdale          80,000

FLORIDA
North Okaloosa                     Crestview           27,017

ILLINOIS
Crossroads(U/C)                    Mt. Vernon          12,910

KENTUCKY
Scott Hospital                     Georgetown          24,824

LOUISIANA
Women's & Children's               Lafayette           30,000

TEXAS
Pasadena                           Pasadena            61,500
Hill Regional                      Hillsboro           23,000

UTAH
Pioneer Valley                     Salt Lake City      69,000

WASHINGTON
Capital Medical Office Building    Olympia             67,152
RETIREMENT CENTERS

Center                             City                Beds
MISSOURI
Lake St. Charles Retirement
     Center*                       St. Charles         155

NEW HAMPSHIRE
Heartland Place                    Epsom                60

TENNESSEE
Parkwood Retirement Center         Chattanooga          32
Colonial Hill Retirement Center    Johnson City         63

TEXAS
Remington Retirement Community     Corpus Christi       90
Tiffany Walk Congregate Center     Tomball             105

ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED

Center                             City                Beds
ARIZONA
Claire Bridge - Glendale           Glendale             38
Sterling House - Gilbert           Gilbert              50
Sterling House - Tucson            Tucson               50

FLORIDA
19th Street Group Home             Gainesville           6
107th Place Group Home             Belleview             6
Bessent Road Group Home            Starke                6
Brighton Gardens of Maitland       Maitland            141
Brighton Gardens of
    West Palm Beach                West Palm Beach     134
Claire Bridge - Maitland           Maitland             38
Coletta Drive Group Home           Orlando               6
Frederick Avenue Group Home        Daytona Beach         6
High Desert Court Group Home       Jacksonville          6
McFarland Avenue Group Home        Lake City             6
Naples Court Group Home            Jacksonville          6
Plaza Oval Group Home              Casselberry           6
Rosewood Group Home                Ormond Beach          6
Second Street Group Home           Ocala                 6
Somerset on Lake Saunders          Tavares              54
Sterling House - Daytona Beach     Daytona Beach        42
Suffridge Drive Group Home         Bonita Springs        6
Tunis Street Group Home            Jacksonville          6
Walnut Street Group Home           Starke                6
Wynwood                            Maitland             78

MARYLAND
Morningside - St. Charles          St. Charles          86
Morningside - Satyr Hill (U/C)     Baltimore           110
Morningside House of Harmans       Harmans              98

MISSOURI
Lake St. Charles Retirement
     Center*                       St. Charles          25

NEW JERSEY
Brighton Gardens of Edison         Edison              128
Imperial Manor (U/C)*              Trenton              20
Willow Care    (U/C)*              Dover                20

NORTH CAROLINA
Manorhouse - Charlotte (U/C)       Charlotte           125

SOUTH CAROLINA
Sterling House - Conway            Conway               42

TENNESSEE
717 Cheatam Street                 Springfield           8
305 West Hillcrest Drive           Springfield           8
307 West Hillcrest Drive           Springfield           8
Sterling House - Kingsport         Kingsport            42
NHC HealthCare, Dickson*           Dickson              20
NHC HealthCare, Johnson City*      Johnson City         15
NHC HealthCare, Somerville*        Somerville           12

TEXAS
Brighton Gardens of Preston Road   Dallas              109

VIRGINIA
Morningside House of Leesburg      Leesburg             79

*These facilities are listed in multiple categories.
U/C = Under construction

             REAL ESTATE MORTGAGE INVESTMENT CONDUITS

20.0% participating interest       15 Properties       2,039
 5.2% participating interest       25 Properties       3,124


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


Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of the Shareholders was held on March 31, 1998.

          (b)  Matters voted upon at the meeting are as follows:

          PROPOSAL NO. 1: Election of Ted H. Welch and Richard F. LaRoche, Jr. to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Mr. Robert T. Webb; Mr. Jack Tyrrell and Mr. W. Andrew Adams.

                                                                % of Total
                                                            Outstanding Shares
                                                            -------------------
                                 For              Abstain   Voting   Voting For
                              ----------          ------     -----    -----
Ted Welch                     23,380,287          63,838     94.0%    94.2%
Richard F. LaRoche, Jr.       23,284,029          60,096     94.0%    94.2%

          PROPOSAL NO. 2:     Ratify the appointment of Arthur Andersen LLP as
          the Company's independent accountant.

                                                      % of Total
                                                   Outstanding Shares
                                                  --------------------
                   For        Against   Abstain   Voting    Voting For
               ----------     -------   -------   ------    ----------
               23,341,939     29,149    73,037     94.0%     94.0%


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


Common Stock Market Prices and Dividends

     The Company's common stock is traded on the New York Stock Exchange under the symbol NHI. The closing price for NHI stock on February 26, 1999 was $25.50. As of December 31, 1998, there were approximately 3,274 holders of record of shares and the Company estimates that as of such date there were in addition in excess of 23,500 beneficial owners of the shares.

High and low stock prices and dividends for the last two years were:

                           1998                               1997
                ----------------------------  ----------------------------
                                     Cash                          Cash
                  Sales Price      Dividends     Sales Price     Dividends
Quarter Ended    High       Low    Declared    High      Low     Declared
                -------   -------  --------   ------    ------   --------
March 31       $42.2500  $38.6250     .74    $40.000   $36.750     $.74
June 30         39.9375   32.1250     .74     40.000    35.250      .74
September 30    33.8750   25.3125     .74     40.000    37.687      .74
December 31     30.9375   24.3750     .74     44.750    38.312      .74

Item 6.   Selected Financial Data

     The following table represents financial information with respect to the Company for the five years ended December 31, 1998. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.















          BALANCE OF THIS PAGE LEFT INTENTIONALLY BLANK



                                    NATIONAL HEALTH INVESTORS, INC.
                                        SELECTED FINANCIAL DATA
                           (dollars in thousands, except per share amounts)


Year Ended December 31         1998           1997           1996          1995           1994
----------------------         ----           ----           ----          ----           ----
Net revenues             $    102,292   $    110,179   $    99,429    $   87,924     $   70,850
Net income                     69,645         75,388        67,164        49,692         38,880
Net income per share
  Basic                  $       2.72   $       3.01   $      2.92    $     2.63     $     2.35
  Diluted                        2.69           2.92          2.81          2.48           2.28
-------------------------------------------------------------------------------------------------------------
Mortgages and other
  investments, net       $    495,964   $    479,194   $   553,456    $  505,108     $  507,619
Real estate properties, net   245,538        200,069       184,255       123,195        118,152
Total assets                  769,198        753,033       748,672       639,256        634,907
Long term debt                151,559        155,659       160,008       141,103         90,210
Credit facilities              58,500            ---        59,000        31,750        193,944
Convertible subordinated
  debentures                  100,096        119,038        90,735        82,316        102,840
Total stockholders' equity    424,660        444,080       409,683       356,981        223,879
-------------------------------------------------------------------------------------------------------------
Common shares outstanding  24,364,391     24,753,570    23,474,751    20,535,014     14,047,563
Weighted average common shares
  Basic                    24,964,047     24,394,044    21,916,921    16,381,826     13,236,205
  Diluted                  28,689,192     28,887,987    27,211,999    22,851,888     20,796,237
-------------------------------------------------------------------------------------------------------------
Common dividends declared
  per share              $      2.960   $      2.960   $     2.840    $    2.610     $    2.380

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of December 31, 1998, NHI had interests in net real estate owned, and investments in mortgages, REMICs, preferred stock and marketable securities resulting in total invested assets of $741.5 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

     As of December 31, 1998, the Company was diversified with investments in 203 health care facilities located in 26 states consisting of 151 long-term care facilities, two acute care hospitals, nine medical office buildings, 18 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $394.2 million aggregate principal amount of loans to 34 borrowers, $245.5 million of purchase leaseback transactions with seven lessees and $36.9 million invested in REMIC pass through certificates backed by first mortgage loans to four operators. Of these 203 facilities, 43 are leased to National HealthCare Corporation ("NHC") and nine additional facilities are managed by NHC. NHC is the Company's investment advisor. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 20.8% of total invested assets on December 31, 1998.

     At December 31, 1998, 59.7% of the total invested assets of the health care facilities were operated by public operators, 23.5% by regional operators, and 16.8% by small operators.


Liquidity and Capital Resources

Sources and Uses of Funds

     NHI has generated net cash from operating activities during 1998 totaling $84.9 million. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, and working capital changes. In 1998, collections on mortgage notes receivable were $3.9 million and prepayments on mortgage notes receivable were $93.9 million. Proceeds from NHI's line of credit draw were $58.5 million.

     While maintaining its high investment standards, during 1998, NHI made investments in real estate properties of $40.7 million, mortgage loans of $67.6 million, preferred stock of another real estate investment trust of $38.1 million, and marketable securities of other real estate investment trusts totaling $30.1 million.

     Stockholders' equity was reduced by $31.3 million as a result of the repurchase of 1,122,000 shares of the Company's common stock.

     Debt of $4.3 million was repaid in 1998. Dividends paid to the stockholders were $75.8 million. NHI expects to be able to maintain the current quarterly dividend of 74 cents per common share in 1999, assuming continued success in the Company's investment program.

     The amount available to be drawn on NHI's $100 million revolving line of credit was $41.5 million at December 31, 1998. The Company's balance sheet was further strengthened by the conversion of $19.0 million of convertible debentures to common equity during 1998. NHI's nonconvertible debt as a percentage of total capitalization is 27.3% at December 31, 1998. The Company continues to be well positioned to take advantage of new investment opportunities.


Commitments

     At December 31, 1998, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $136.9 million in health care real estate projects, all of which is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for six long-term health care centers, two medical office buildings, and 24 assisted living facilities all at rates ranging from 9% to 11.5 %. Also included in the $136.9 million of commitments is a commitment to loan an additional $3.3 million on three existing loans when the mortgagee obtains certain operating ratios.

     Financing for current commitments and future commitments to others may be provided by cash balances, by borrowings under the Company's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, the assumption of secured or unsecured indebtedness, or by the sale of all or a portion of certain currently held investments.

     The Company believes it has sufficient liquidity and financing capability to finance future investments as well as to repay borrowings at or prior to their maturity.


Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net income for the year ended December 31, 1998 is $69.6 million versus $75.4 million for the same period in 1997, a decrease of 7.7%. Diluted earnings per common share decreased 23 cents or 7.9%, to $2.69 in 1998 from $2.92 in 1997.

     Total revenues for the year ended December 31, 1998 decreased $7.9 million or 7.2% to $102.3 million from $110.2 million for the year ended December 31, 1998. Revenues from mortgage interest income decreased $13.5 million, or 20.4%, when compared to the same period in 1997. Revenues from rental income increased $2.3 million, or 5.8% in 1998 as compared to 1997. Revenues from investment interest and other income increased $3.3 million or 84% compared to 1997.

     The decrease in mortgage interest income is due to the receipt by NHI of prepayments of $93.9 million of first mortgages receivable during 1998, compared to new mortgage investments of $67.6 million during the same period. Mortgage interest income included $7.3 million of prepayment penalties and unamortized commitment fees applicable to early loan repayments in 1998. Loan loss provisions were $4.3 million for 1998 based on the application of the Company's policy for determining loan loss provisions.

     The increase in rental income resulted primarily from the increase in investments in real estate properties of $40.7 million during the last 12 months and also from increased "revenue participations" and "additional rent" earned under NHI's existing leases and mortgage agreements. The increase in investment interest and other income is due to the investment of higher cash amounts, as well as the investment of $38.1 million in the preferred stock of LTC Properties, Inc. and $30.1 million in marketable securities.

     Total expenses for the 1998 twelve month period decreased $2.2 million or 6.3% to $32.6 million from $34.8 million for the 1997 twelve month period. Interest expense decreased $3.1 million or 14.0% in the 1998 twelve month period as compared to the 1997 period. Depreciation of real estate increased $.9 million or 11.4% while amortization of loan and organization costs decreased $.1 million or 17.7% in 1998 when compared to 1997. General and administrative costs increased 5.2%.

     Interest expense decreased due to lower average levels of long-term and subordinated debt compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions.

     The 1998 repurchase of 1,122,000 shares of common stock for $31.3 million resulted in a reduction of weighted average basic and diluted common shares outstanding in 1998 of 343,000. Notwithstanding alternative uses of the cash used to repurchase the common stock, the repurchase resulted in an increase in 1998 net income per share of 3 cents basic and diluted.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

     Net income for the year ended December 31, 1997 is $75.4 million versus $67.2 million for 1996, an increase of 12.2%. Diluted earnings per common share increased 11 cents or 3.9% to $2.92 in 1997 from $2.81 in 1996.

     Total revenues for the year ended December 31, 1997 increased $10.8 million or 10.8% to $110.2 million from $99.4 million in the year ended December 31, 1996. Revenues from mortgage interest income increased $3.8 million or 6.0% when compared to the same period in 1996. Mortgage interest income included $5.1 million of prepayment penalties and unamortized commitment fees applicable to early loan repayments in 1997. Loan loss provisions were $1.2 million for 1997.

     Revenues from rental income increased $5.4 million or 15.5% in 1997 as compared to 1996. These increases resulted primarily from investments in additional facilities during 1997 and 1996 and from the recognition of commitment fees.

     Total expenses for 1997 increased $2.5 million or 7.8% to $34.8 million from $32.3 million for 1996. Interest expense increased $1.6 million or 7.7% in 1997 as compared to 1996. Depreciation on real estate increased $1.2 million or 17.6% while amortization of loan and organization costs decreased $0.3 million or 25.0% when compared to 1996. General and administrative costs increased 0.4%.

     The increase in interest expense is due primarily to higher average amounts borrowed in 1997 when compared to 1996. Depreciation increased as a result of the Company placing newly constructed assets in service in 1997 and 1996.


Future Growth

     The Company expects increases in both mortgage interest income and rental income from the additional investments it has made in mortgage loans and owned facilities during 1998 and from revenue participations and escalators the Company has negotiated in its mortgages and leases. Additionally, the Company expects to make new investments in health care facilities that would increase interest and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.


Impact of Inflation

     Inflation may affect the Company in the future by changing the underlying value of the Company's real estate or by impacting the Company's cost of financing its operations.

     Revenues of the Company are primarily from long-term investments. Certain of the Company's leases require increases in rental income based upon increases in the revenues of the tenants. The Company has negotiated similar provisions in many of its mortgage notes receivable.


New Accounting Pronouncements

     In 1997, NHI adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure". The adoption of the provisions of these accounting pronouncements did not have a material impact on NHI's financial condition or results of operations.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in the amounts of certain items, including gains and losses on marketable securities, be shown in the consolidated financial statements. NHI adopted the provisions of SFAS 130 effective January 1, 1998. NHI has elected to disclose comprehensive income, which includes net income and unrealized gains and losses on marketable securities, in the consolidated statements of stockholders' equity.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal quarters beginning after June 15, 1999. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.

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

     Costs incurred to date for NHI's internal Year 2000 remediation efforts have not been material, and NHI does not expect that the cost of future internal actions will be material to its financial condition or results of operations. Based upon current information, NHI anticipates successful completion and testing of its own Year 2000 remediation efforts during 1999. However, there can be no guarantee that the Year 2000 will not have a material adverse effect on NHI's operations, financial position or liquidity if NHI's remediation efforts are not successful or completed in a timely manner. NHI is currently developing a contingency plan in the event that it is not able to achieve Year 2000 compliance. This contingency plan is expected to include identifying back-up processes that do not rely on computers, whenever possible.

     However, NHI also depends upon the proper functioning of information technology systems and embedded technology operated by certain other third parties. These third parties include lessors and debtors that participate in the Medicare and Medicaid programs, commercial banks and other lenders, and vendors such as telecommunications and utilities providers. NHI is currently evaluating and obtaining information concerning the Year 2000 compliance status of these third parties. If third parties have Year 2000 problems that are not remedied, the following problems could result: (i) in the case of lessors and debtors that rely on third party payors, in delayed collection of rent, mortgage notes and interest payments; (ii) in the case of banks and other lenders, in the disruption of capital flows potentially resulting in liquidity stress; or (iii) in the case of vendors, in disruption of important services upon which NHI depends, such as telecommunications and electrical power.



Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. All of the Company's mortgage and other notes receivable bear interest at fixed interest rates.
The Company's investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. The underlying mortgages included in the Company's investments in real estate mortgage investment conduits (REMIC's) also bear interest at fixed interest rates. As a result of the short-term nature of the Company's cash instruments and because the interest rates on the Company's investment in notes receivable, preferred stock and REMIC's are fixed, a hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments.

     As of December 31, 1998, $114,506,000 of the Company's long-term debt bears interest at fixed interest rates. As of December 31, 1998, all of the Company's $100,096,000 of convertible subordinated debentures bear interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments. The remaining $37,053,000 of the Company's long-term debt and $58,500,000 line of credit facility bear interest at variable rates. However, in order to mitigate the impact of fluctuations in interest rates on its variable rate debt, the Company has entered into interest rate swap agreements whereby the Company has exchanged certain variable interest rates on a $50,000,000 notional principal amount for a fixed rate of interest. Therefore, after including the mitigating impact of the interest rate swaps, a hypothetical 10% change in interest rates has an immaterial impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments.

     The Company's use of derivative instruments is limited to the interest rate swap discussed above. The Company does not use derivative instruments for trading purposes and the use of such instruments is subject to strict approvals by the Company's senior officers. The Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.

Equity Price Risk

     The Company considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of the Company's investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of the Company's subordinated convertible debentures would result in a related 10% change in the fair value of the debenture instruments.


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

Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)
                                1st       2nd      3rd       4th
                              Quarter   Quarter   Quarter   Quarter
1998                          -------   -------   -------   -------
Net Revenues                  $26,080   $25,857   $25,834   $24,521
Net Income                     17,846    17,889    17,768    16,142
Basic Earnings Per Share         .700      .690      .690      .640
Diluted Earnings Per Share       .690      .680      .680      .640
1997
Net Revenues                  $26,445   $27,204   $28,360   $28,170
Net Income                     17,942    18,525    19,056    19,865
Basic Earnings Per Share         .700      .720      .730      .790
Diluted Earnings Per Share       .710      .720      .740      .760


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

                                                            Director
                                                             Term
Name                Age       Position with the Company     Expires
----                ---       -------------------------     -------
W. Andrew Adams     53        Director and President          1999
Richard F.
  LaRoche, Jr.      53        Director and Secretary          2001
Jack Tyrrell        52        Director                        1999
Robert T. Webb      54        Director                        2000
Ted H. Welch        65        Director                        2001
Robert G. Adams     52        Vice President                  ----

     W. Andrew Adams has been President and a director of the Company since its inception in 1991. Mr. Adams has also been President and a director of National HealthCare Corporation ("NHC"), the Company's Investment Advisor, since 1974. He has served on the Multi-Facility Committee of the American Health Care Association, the trade association for long-term health care center companies. He has an M.B.A. from Middle Tennessee State University. Mr. Adams serves on the Board of Directors of David Lipscomb University in Nashville, Tennessee, the Board of Directors of SunTrust Bank in Nashville, Tennessee, and the Board of Directors of National Health Realty, Inc.

     Richard F. LaRoche, Jr. has served as Vice President, Secretary and a director of the Company since its inception in 1991. Mr. LaRoche has also been General Counsel of NHC since 1971, Secretary of NHC since 1974 and Senior Vice President of NHC since 1986. He serves in the same capacities for National Health Realty, Inc. He received a J.D. from Vanderbilt University and an A.B. from Dartmouth College. Mr. LaRoche is responsible for legal affairs, acquisitions and finance for all three companies.

     Jack Tyrrell has served as a director of the Company since its inception in 1991. Mr. Tyrrell is managing partner of Richland Ventures, L.P. and Richland Ventures II, L.P., venture capital firms based in Nashville, Tennessee which were founded in May 1994 and September 1996. He also currently serves as general partner of Lawrence, Tyrrell, Ortale & Smith and Lawrence, Tyrrell, Ortale & Smith, II, L.P., venture capital partnerships based in Nashville, Tennessee and New York, New York.

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

     Ted H. Welch has served as a director of the Company since its inception in 1991. Mr. Welch has owned and operated income producing real estate (primarily office buildings) in the southeastern United States since 1976. From 1953 until 1971, Mr. Welch worked for the Southwestern Company where he became Executive Vice President. From 1971 to 1974, he served as the Commissioner of Finance and Administration for the State of Tennessee, in which capacity he was responsible for all construction and maintenance of State of Tennessee real property, along with being chief operating officer. Mr. Welch received a B.S. from the University of Tennessee at Martin and attended the Graduate School of Management at Indiana University. Mr. Welch is Chairman and Chief Executive Officer of Eagle Communications. Mr. Welch serves on the Board of Directors of American Constructors, Inc.; First American Corporation, Nashville, Tennessee; Logan's Roadhouse, Inc.; and Southeast Service Corporation.

     Robert G. Adams has served as Vice President since 1997. He is the brother of W. Andrew Adams. He is the Chief Operating Officer of NHC, serves on NHC's Board of Directors and on the Board of National Health Realty, Inc. He is responsible for oversight of all company due diligence reports and financial pro formas. He received a B.S. degree from Middle Tennessee State University.

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

     Charlotte A. Swafford (Treasurer) has been Treasurer of NHC since 1985. She joined NHC in 1973 and has served as Staff Accountant, Accounting Supervisor and Assistant Treasurer. She has a B.S. degree from Tennessee Technological University.

     Dinsie B. C. Hale (Senior Accountant) has been with NHC since 1985. She oversees portfolio compliance and reports on those issues monthly to the NHC Advisory Committee and quarterly to the Board of Directors. She has a B.S. degree from Middle Tennessee State University.

     Jack W. Anderson (Chief Development Officer) joined NHI in 1998 with 19 years experience in real estate and investment banking. He is responsible for investment identification, review and presentation, as well as overseeing the due diligence process through closing. Mr. Anderson received a B.A. degree in Business Administration from Austin College.


Item 11.  Executive Compensation

     The Company's day to day operations are conducted by personnel provided by NHC. The Company does have three executive officers, all of whom are also officers of NHC. The three executive officers may receive a bonus for their work for NHI, which is paid by NHC and credited against the advisory fee; however, no bonus has yet been declared or paid to them for 1998.

The following Table 1 sets forth certain information concerning the compensation of the Company's chief executive officer and the other executive officers of the Company:

                                                  TABLE I
                                      NATIONAL HEALTH INVESTORS, INC.
                                        SUMMARY COMPENSATION TABLE
                                                   1998
                                                                       Long Term Compensation
                                                            -------------------------------------
                    Annual Compensation <F1>                          Awards            Payouts
---------------------------------------------------------   ------------------------ ------------   ---------
     (a)             (b)  (c)       (d)         (e)            (f)       (g)           (h)             (i)
                                                            Restricted
                                             Other Annual   Stock                                    All Other
Name and Principal  Year Salary    Bonus     Compensation   Awards     Options/SARs   LTIP Payouts   Comp.
Position                           ($)<F2>   ($)            ($)        (#)            ($)            ($)
------------------  ---- ------    -------   ------------   ---------- ------------   ------------   ---------
W. Andrew Adams     1998 $ ---     $ <F3>    $   ---        $  ---         ---       $   ---        $   ---
President &         1997   ---      600,000      ---           ---         ---           ---            ---
Director            1996   ---      450,000      ---           ---         ---           ---            ---

Robert G. Adams     1998 $ ---     $ <F3>    $   ---        $  ---         ---       $   ---        $   ---
Vice President      1997   ---      400,000      ---           ---         ---           ---            ---
                    1996   ---        ---        ---           ---         ---           ---            ---

Richard F.
   LaRoche, Jr.     1998 $ ---     $ <F3>    $   ---        $  ---         ---       $   ---        $   ---
VP/Secretary and    1997   ---      400,000      ---           ---         ---           ---            ---
Director            1996   ---      225,000      ---           ---         ---           ---            ---

<F1> Compensation deferred at the election of an executive has been included in salary column (d).
<F2> These officers also received compensation from National HealthCare
     Corporation and National Health Realty, Inc., Inc. which are dis-closed in those Company's Form 10-K or proxy statements.
<F3> No bonus has yet been declared or paid for 1998.

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

     Messrs. Adams and Mr. LaRoche also serve as Executive Officers of National Health Realty, Inc., and National HealthCare Corporation.


Directors' Compensation

     Directors not affiliated with NHC (Messrs. Welch, Tyrrell, and Webb) receive $2,500 for each meeting attended, plus reimbursement for any actual travel expenses. In addition, non-NHC affiliated directors are granted options to purchase 15,000 shares of Common Stock at the first Annual Meeting each year pursuant to the 1997 Stock Option Plan. See "Stock Option Plan" below.


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

     Pursuant to the automatic grant provisions of the Plans, the three non-NHC affiliated directors have each received options to purchase shares at $28.75 per share in 1994, $25.375 in 1995, $33.50 in 1996, $36.00 in 1997 and
$39.875 in 1998. The outside directors have exercised all options granted in 1994, all but 5,060 of the 1995 grants, all but 10,000 of the 1996 grants and none of the 1997 and 1998 grants.

     In 1993 the Board awarded options on 100,000 shares at the then fair market value of $25.00 to its Investment Advisor, with the direction that they be allocated among those employees who were directly involved in the provision of investment advisory services to the Company. On June 1, 1995, the Company awarded options on another 100,000 shares at the then fair market value of $26.00 per share to key NHC employees. On January 15, 1997, the balance of the shares available under the 1991 Plan were granted to Key Employees at $36.00 per share. 90,000 shares of the 1997 Plan have been granted to non NHC affiliated directors, and -0- to NHC Key Employees.


Options Granted in 1998

     The table below provides certain information on grants of stock options to the executive officers and directors pursuant to the Company's 1991 Option Plan during the fiscal year ended December 31, 1998. Although stock appreciation rights are available under the plan, none have been issued to date.

                                                                       Potential Realizable
                                Percent of                               Value at Assumed
                                  Total        Exercise                  Annual Rates of
                                Options/SAR's  or Base                Stock Price Appreciation
                 Options/SAR's  Granted in     Price      Expiration    for Option Term<F1>
Name              Granted (#)   Fiscal Year    ($/Share)     Date         5% ($)      10% ($)
----             -------------  ------------   ---------  ----------   -----------------------
Ted H. Welch           15,000     33.33%       $39.875      3/20/03    $    -0-    $    -0-
Jack Tyrrell           15,000     33.33%        39.875      3/20/03         -0-         -0-
Robert T. Webb         15,000     33.33%        39.875      3/20/03         -0-         -0-
W. Andrew Adams           -0-       ---%           ---          ---         ---         ---
Richard F. LaRoche, Jr.   -0-       ---%           ---          ---         ---         ---
Robert G. Adams           -0-       ---%           ---          ---         ---         ---
____________

<F1> Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option terms over the December 31, 1998 average stock price of $24.69. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

1998 Year-End Option Values

     The following table summarizes certain information regarding stock options exercised during the fiscal year ended December 31, 1998 and stock options held as of December 31, 1998 by the Executive Officers and Directors. No SARs were held or exercised during fiscal 1998.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                AND FISCAL YEAR-END OPTION VALUES
                                                  Number of Shares
                          Shares               Underlying Unexercised  Value of Unexercised
                       Acquired on   Value       Options at Fiscal     In-the-Money Options
                         Exercise   Realized         Year-End           at Fiscal Year-End
Name                        (#)      ($)<F1>            (#)                   ($)<F2>
----                   ----------   --------   ---------------------   -------------------
W. Andrew Adams            36,000   $ 64,625           40,000              $     -0-
Richard F. LaRoche, Jr.     4,000     61,625           30,000                    -0-
Robert T. Webb                -0-       -0-            30,000                    -0-
Ted H. Welch                3,940     61,809           35,000                    -0-
Jack Tyrrell                2,000      3,500           41,000                    -0-
Robert G. Adams             4,000     61,625           30,000                    -0-

<F1> Represents the difference between the exercise price and the average sales price of the Common stock on the date of exercise.

<F2> Value based on the average sales price per share ($24.6875) of the
     Company's Common Stock on December 31, 1998, as reported on the New York Stock Exchange, less the exercise price.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of December 31, 1998 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to own beneficially 5% or more of the outstanding shares, (b) by each director, and (c) by all executive officers and directors of the Company:

Names and Addresses              Number of Shares         Percentages of
of Beneficial Owners             Beneficially Owned<F1>    Total Shares
--------------------             ------------------       --------------
W. Andrew Adams<F2>               1,151,426                     4.7%
1927 Memorial Blvd.
Murfreesboro, TN  37129

Richard F. LaRoche, Jr.<F3><F9>     328,073                     1.3%
2103 Shannon Drive
Murfreesboro, TN  37129

Jack Tyrrell<F4><F9>                 45,586                        *
3100 West End Avenue
Nashville, TN  37203

Robert T. Webb<F5>                   72,623                        *
149 MTCS Drive
Murfreesboro, TN  37129

Ted Welch<F6>                        55,000                        *
611 Commerce, 29th Floor
Nashville, TN  37219

Robert G. Adams<F7><F9>             356,169                      1.1%
2217 Tomahawk Trace
Murfreesboro, TN 37129

Franklin Resources, Inc.<F10>     2,557,073                      8.6%
777 Mariners Island Blvd.
San Mateo, CA 94403

Nicholas Fund, Inc.               1,619,800                      6.6%
and Nicholas Income Fund, Inc.
6002 North Highway 83
Hartland, WI 53029-8503

All Executive Officers and
  Directors as a Group
  (6 persons)<F8>                 2,008,877                     8.2%
________________
*Less than 1%.

     <F1> The percentages shown are based on 24,364,391 shares of Common
          Stock outstanding on December 31, 1998 plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange Act as disclosed by Vickers Stock Research Corporation.
     <F2> Includes options to purchase 40,000 shares of Common Stock held by
          Mr. Adams.
     <F3> Includes options to purchase 30,000 shares of Common Stock held by
          Mr. LaRoche.
     <F4> Includes options to purchase 41,000 shares of Common Stock held by
          Mr. Tyrrell or family trusts.
     <F5> Includes options to purchase 30,000 shares of Common Stock held by
          Mr. Webb.
     <F6> Includes options to purchase 35,000 shares of Common Stock held by
          Mr. Welch.
     <F7> Includes options to purchase 30,000 shares of Common Stock held by
          Mr. Adams.
     <F8> Includes options to purchase 176,000 shares of Common Stock.
     <F9> Substantially all the options included in this total have been transferred to a family partnership or trust.
     <F10>This is ownership for SEC purposes and not for purposes of real estate investment trust regulations.

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


The Mortgage Debt

     In connection with NHC's conveyance of 43 of the Health Care Facilities (the "NHC Health Care Facilities") to the Company in 1991, the Company assumed mortgage debt of $120.4 million (the "NHC Mortgage Debt"). As of December 31, 1998, after the early retirement by the Company of $20,662,000 for which NHC is still obligated under the original terms, the aggregate principal balance of the mortgage debt was $48,676,000. If the Company were required to redeem all or a material portion of such debt, there can be no assurance that the Company would be able to replace such debt on the same or similar terms or in a similar amount. NHC has agreed to indemnify and hold the Company harmless from certain costs and damages incurred in refinancing or so redeeming this debt, including closing or commitment fees, legal fees, and increased interest rates. The balance of the mortgage indebtedness encumbering the Health Care Facilities received from NHC is long-term self-amortizing debt with final maturities from 1999 through 2017.

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


The Guaranteed Debt

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed the debt ($17,679,000 at December 31, 1998) of unrelated parties which NHC has also guaranteed. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at December 31, 1998. NHI receives from NHC compensation of approximately $88,000 per annum for the guarantees which is credited against NHC's base rent requirements. Additionally, NHI has outstanding letters of credit for $10,316,000 of debt. NHI also has guaranteed bank loans in the amount of $1,449,570 to key employees and directors of the Company and NHC employees and directors utilized for the exercise of stock options. No fee is charged for these option exercise guarantees.

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

     Security Counsel to NHC also represents the Company on certain security matters. In the course of such representation, circumstances may arise in which NHC and the Company have conflicting interests, in which event separate counsel will be retained to represent one or both of the parties.


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


Option Exercise Loan Guaranty Program

     The Company has implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to obtain an NHI guaranty of up to $100,000 per year on loans made from commercial banking institutes, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5,000,000. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table below indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 1998.

                      Current           Maximum
                        Loan            Loan                Commercial Bank
                    Outstanding         Outstanding         Originating Loan
                    -----------         -----------         ----------------
W. Andrew Adams      $    -0-           $    -0-                  --
Richard F.
   LaRoche, Jr.           -0-               200,000          SouthTrust Bank
Jack Tyrrell              -0-                -0-                  --
Robert T. Webb            -0-                -0-                  --
Ted Welch                 -0-                -0-                  --
Robert G. Adams           -0-               100,000          SouthTrust Bank
NHC Employees       1,298,570             1,654,333          SouthTrust Bank


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

     (b)  Reports on Form 8-K.  -  Filed July 31, 1998


                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Murfreesboro, State of Tennessee, on the 11th day of March, 1999.

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

     Signature                Title                    Date



/s/ W. Andrew Adams            President & Director         March 11, 1999
W. Andrew Adams               (Principal Executive Officer)



/s/ Richard F. LaRoche, Jr.   Secretary and Director        March 11, 1999
Richard F. LaRoche, Jr.       (Principal Financial Officer)



/s/ Jack Tyrrell              Director                      March 11, 1999
Jack Tyrrell



/s/ Robert T. Webb            Director                      March 11, 1999
Robert T. Webb



/s/ Ted H. Welch              Director                      March 11, 1999
Ted H. Welch

                        NATIONAL HEALTH INVESTORS, INC.
             FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1998

                                 EXHIBIT INDEX

    Exhibit No.            Description                 Page No. or Location
----------------           ------------                ---------------------
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

         4.4         Form of Indenture Governing       Incorporated by reference
                     the Debentures                    to Exhibit 4.3 to Form S-4
                                                       Registration Statement No.
                                                       33-41863

         4.5         Form of Debenture due 2001        Incorporated by reference
                     (7-3/4%)                          to Exhibit 4.3 to Form S-3
                                                       Registration Statement
                                                       No. 33-85398

         4.6         Form of Debenture due 2006        Incorporated by reference
                     (7%)                              to Exhibit 1 to Form S-3
                                                       Registration Statement
                                                       No. 33-72370

         4.7         First Supplemental Indenture      Incorporated by reference
                     Dated December 15, 1995           to Exhibit 4.7 to Form 10-K
                                                       dated February 26, 1996

                        NATIONAL HEALTH INVESTORS, INC.
             FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1998

                           EXHIBIT INDEX (Continued)

    Exhibit No.            Description                 Page No. or Location
    -----------            -----------                 --------------------

         10          Materials Contracts               Incorporated by reference
                                                       from Exhibits 10.1 thru
                                                       10.9 to Form S-4 Registration
                                                       Statement No. 33-41863

        10.12        1991 Stock Option Plan            Incorporated by reference
                                                       from Exhibit 10.12 to Form
                                                       S-4 Registration No. 33-41863

                     1997 Stock Option Plan            Incorporated by reference from
                                                       the 1997 Proxy Statement as
                                                       filed

         13          Report of Independent Public      Filed Herewith
                        Accountants
                     Consolidated Balance Sheets
                     Consolidated Statements of Income
                     Consolidated Statements of
                        Cash Flows
                     Consolidated Statements of
                        Stockholders' Equity
                     Notes to Consolidated Financial
                        Statements
                     Financial Statement Schedules

         23          Consent of Independent Public     Filed Herewith
                     Accountants

         27          Financial Data Schedule (for SEC purposes only)


                            EXHIBIT 13

                 NATIONAL HEALTH INVESTORS, INC.

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets-December 31, 1998 & 1997

Consolidated Statements of Income-For the Years Ended
          December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows-For the Years Ended
          December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity-For the
          Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements



Financial Statements Schedules

Report of Independent Public Accountants on Financial
          Statement Schedules

Schedule II    Valuation and Qualifying Accounts

Schedule III   Real Estate and Accumulated
                    Depreciation

Schedule IV    Mortgage Loans on Real Estate

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

      The 1998 consolidated financial statements, together with the Report of Independent Public Accountants, listed in the above index are filed herewith.

NATIONAL HEALTH INVESTORS, INC.

Report of Independent Public Accountants

To National Health Investors, Inc.:

     We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 13, 1999

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)
December 31                                                  1998       1997
-----------                                                  ----       ----
Assets
  Real estate properties:
   Land                                                    $ 22,649   $ 20,468
   Buildings and improvements                               267,962    205,631
   Construction in progress                                     798     10,899
                                                            291,409    236,998
   Less accumulated depreciation                            (45,871)   (36,929)
     Real estate properties, net                            245,538    200,069

  Mortgage and other notes receivable, net                  394,174    442,037
  Investment in preferred stock                              38,132        ---
  Investments in real estate mortgage investment conduits    36,861     37,157
  Cash and cash equivalents                                  20,407     64,915
  Marketable securities                                      26,797        ---
  Interest and rent receivable                                4,542      5,185
  Deferred costs and other assets                             2,747      3,670
    Total Assets                                           $769,198   $753,033

Liabilities and Deferred Income
  Long-term debt                                           $151,559   $155,659
  Credit facilities                                          58,500        ---
  Convertible subordinated debentures                       100,096    119,038
  Accounts payable and other accrued expenses                 1,696        700
  Accrued interest                                            6,463      6,928
  Dividends payable                                          18,030     18,318
  Deferred income                                             8,194      8,310
    Total Liabilities and Deferred Income                   344,538    308,953

  Commitments and guarantees

Stockholders' Equity
  Cumulative convertible preferred stock, $.01 par value;
    10,000,000 shares authorized;
    768,894 and 833,664 shares, respectively,
    issued and outstanding; stated
    at liquidation preference of $25 per share               19,222     20,842
  Common stock, $.01 par value;
    40,000,000 shares authorized;
    24,364,391 and 24,753,570 shares,
    respectively, issued and outstanding                        244        248
  Capital in excess of par value                            425,449    434,135
  Cumulative net income                                     340,547    270,902
  Cumulative dividends                                     (357,518)  (282,047)
  Unrealized losses on marketable securities                 (3,284)        ---
    Total Stockholders' Equity                              424,660     444,080
    Total Liabilities and Stockholders' Equity             $769,198    $753,033

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Consolidated Statements of Income

(In thousands, except share amounts)
Year Ended December 31                           1998        1997        1996
----------------------                           ----        ----        ----
Revenues:
         Mortgage interest income               $ 52,698    $ 66,242   $ 62,508
         Rental income                            42,268      39,948     34,579
         Investment interest
            and other income                       7,326       3,989      2,342
                                                 102,292     110,179     99,429

Expenses:
         Interest                                 19,112      22,219     20,633
         Depreciation of real estate               8,955       8,036      6,832
         Amortization of loan and organization costs 688         836      1,115
         General and administrative                3,892       3,700      3,685
                                                  32,647      34,791     32,265

Net income                                        69,645      75,388     67,164

Dividends to preferred stockholders                1,676       1,916      3,118

Net income applicable to common stock           $ 67,969    $ 73,472   $ 64,046

Net income per common share:
         Basic                                  $   2.72    $   3.01   $   2.92
         Diluted                                    2.69        2.92       2.81

Weighted average common shares outstanding:
         Basic                                24,964,047  24,394,044 21,916,921
         Diluted                              28,689,192  28,887,987 27,211,999


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)
Year Ended December 31                                1998      1997      1996
----------------------                                ----      ----      ----
Cash flows from operating activities:
        Net income                                  $ 69,645  $ 75,388 $  67,164
        Depreciation of real estate                    8,955     8,036     6,832
        Provision for loan losses                      4,260     1,231      (325)
        Amortization of loan and organization costs      688       836     1,115
        Interest on debenture conversion                 324       300       719
        Deferred income                                1,906     1,495     6,335
        Amortization of deferred income               (2,022)   (2,370)   (6,190)
        Decrease in interest & rent receivable           643       197       679
        (Increase) decrease in other assets               (2)      (25)       68
        Increase in accounts payable
          and accrued liabilities                        531     4,848       316
           Net cash provided by operating activities  84,928    89,936    76,713

Cash flows from investing activities:
        Investment in mortgage notes receivable      (67,564) (115,876) (153,084)
        Collection of mortgage notes receivable        3,872     7,695     8,750
        Prepayment of mortgage notes receivable       93,891   181,212    96,311
        Acquisition of and construction of
          property and equipment, net                (40,724)  (23,848)  (67,892)
        Investment in preferred stock                (38,132)      ---       ---
        Investment in marketable securities          (30,081)      ---       ---
        Net cash provided by (used in)
              investing activities                   (78,738)   49,183  (115,915)

Cash flows from financing activities:
        Repayment of credit facilities                   ---  (151,000)  (95,250)
        Proceeds from credit facilities               58,500    92,000   122,500
        Proceeds from long-term debt                     243    99,756   103,168
        Principal payments on long-term debt          (4,343) (104,105)  (84,263)
        Proceeds from (payments on) convertible
          subordinated debentures                        (40)   60,000    57,735
        Financing costs paid                             ---    (2,671)   (1,548)
        Dividends paid to stockholders               (75,759)  (73,577)  (64,484)
        Sale of stock and exercise of stock options    1,953     1,993     2,622
        Repurchase of common stock                   (31,252)      ---       ---
           Net cash provided by (used in)
              financing activities                   (50,698)  (77,604)   40,480
Increase (decrease)in cash and cash equivalents      (44,508)   61,515     1,278
Cash and cash equivalents, beginning of period        64,915     3,400     2,122
Cash and cash equivalents, end of period            $ 20,407  $ 64,915 $   3,400


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                       NATIONAL HEALTH INVESTORS, INC.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In thousands, except share amounts)
                        Cumulative Convertible                  Capital in                      Unrealized     Total
                          Preferred Stock       Common Stock    Excess of  Cumul.   Cumulative  Losses on Mar- Stock.
                          Shares    Amount    Shares    Amount  Par Value  Net Inc. Dividends   ketable Sec.   Equity
                        ---------   ------    ------    ------  --------  --------  ----------  -------------  -------
BALANCE AT 12/31/95     2,311,533  $ 57,788  20,535,014   $205  $311,908  $128,350  $(141,270)  $   ---        $356,981
Net income                    ---       ---         ---    ---       ---    67,164        ---       ---          67,164
Shares sold                   ---       ---      95,878      1     2,621       ---        ---       ---           2,622
Shares issued in conversion
 of convertible debentures
 to common stock              ---       ---   1,702,366     18    49,151       ---        ---       ---          49,169
Shares issued in con-
 version of preferred
 stock to common stock (1,261,411)  (31,535)  1,141,493     11    31,524       ---        ---       ---             ---
Dividends to common share-
 holders ($2.840 per share)   ---       ---         ---    ---       ---       ---    (63,135)      ---         (63,135)
Dividends to preferred share-
 holders ($2.125 per share)   ---       ---         ---    ---       ---       ---     (3,118)      ---          (3,118)
BALANCE AT 12/31/96     1,050,122    26,253  23,474,751    235   395,204   195,514   (207,523)      ---         409,683
Net income                    ---       ---         ---    ---       ---    75,388        ---       ---          75,388
Shares sold                   ---       ---      61,999      1     1,992       ---        ---       ---           1,993
Shares issued in conversion
 of convertible debentures
 to common stock              ---       ---   1,020,926     10    31,530       ---        ---       ---          31,540
Shares issued in con-
 version of preferred
 stock to common stock   (216,458)   (5,411)    195,894      2     5,409       ---        ---       ---             ---
Dividends to common share-
 holders($2.960 per share)    ---       ---         ---    ---       ---       ---    (72,608)      ---         (72,608)
Dividends to preferred share-
 holders($2.125 per share)    ---       ---         ---    ---       ---       ---     (1,916)      ---          (1,916)
BALANCE AT 12/31/97       833,664    20,842  24,753,570    248   434,135   270,902   (282,047)      ---         444,080
Net income                    ---       ---         ---    ---       ---    69,645        ---       ---          69,645
Unrealized losses
 on marketable securities     ---       ---         ---    ---       ---       ---        ---    (3,284)         (3,284)
Total comprehensive income                                                                                       66,361
Shares sold                   ---       ---      66,973      1     1,952       ---        ---       ---           1,953
Common shares repurchased     ---       ---  (1,122,075)   (12)  (31,240)      ---        ---       ---         (31,252)
Shares issued in conversion
 of convertible debentures
 to common stock              ---       ---     607,327      6    18,983       ---        ---       ---          18,989
Shares issued in con-
 version of preferred
 stock to common stock    (64,770)   (1,620)     58,596      1     1,619       ---        ---       ---             ---
Dividends to common share-
 holders($2.960 per share)    ---       ---         ---    ---       ---       ---    (73,795)      ---         (73,795)
Dividends to preferred
 shareholders ($2.125
 per share)                   ---       ---         ---    ---       ---       ---     (1,676)      ---          (1,676)
BALANCE AT 12/31/98       768,894  $ 19,222  24,364,391   $244  $425,449  $340,547  $(357,518)  $(3,284)       $424,660

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997, and 1996


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

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), NHI evaluates the recoverability of the carrying values of its properties on a property by property basis.

     Allowance for Loan Losses - The allowance for loan losses is considered adequate to cover potential losses in NHI's mortgage and other notes receivable. The allowance is determined on a specific loan basis and is based on an evaluation of the estimated collectibility of loan payments and general economic conditions.

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

     The primary difference between NHI's tax basis and the reported amounts of NHI's assets and liabilities is a higher tax basis than book basis (by approximately $17,298,000) in its real estate properties.

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

     Concentration of Credit Risks - NHI's credit risks primarily relate to cash and cash equivalents, to the investments in real estate mortgage investment conduits and to mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments.
The investments in real estate mortgage investment conduits relate to a participating interest in two real estate mortgage investment conduits as discussed in Note 8. Mortgage and other notes receivable relate primarily to secured loans with health care facilities as discussed in Note 4.

     NHI's financial instruments, principally its investments in the real estate mortgage investment conduits and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHI obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. NHI evaluates the need to provide for reserves for potential losses on its financial instruments based on management's periodic review of its portfolio on an instrument by instrument basis. See Notes 4 and 8 for additional information on the notes receivable and real estate mortgage investment conduits.

     NHI considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

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

     Mortgage Interest Income - Mortgage interest income is recognized by NHI based on the interest rates and principal amounts outstanding of the mortgage notes receivable. Mortgage interest income includes prepayment penalties, which are recognized into income upon prepayment of notes receivable.


Note 3. Real Estate Properties

    The following table summarizes NHI's real estate properties by type of facility and by state as of December 31, 1998:

                                                   Buildings,
                               Number              Improvements &               Mortgage
                                of                 Construction   Accumulated   Notes
Facility Type and State      Facilities   Land     in Progress    Depreciation  Payable
-----------------------      ----------   ----     -----------    ------------  -------
(Dollar amounts in thousands)
Long-Term Care:
Alabama                            2      $    95  $  5,165       $ 1,579       $   470
Arizona                            1          453     6,678           312         2,885
Florida                            4        2,249    33,022         7,088        10,912
Georgia                            1           52       865           449           150
Idaho                              2          365     6,824           433           ---
Kentucky                           3          201     2,899         1,148           ---
Missouri                           5        1,070    23,070         6,173        15,379
South Carolina                     3          572    11,543         3,884         6,214
Tennessee                         21        2,118    44,970        12,967        10,782
Virginia                           1          176     2,511           746         3,635
Washington                         4        1,881    11,810            47           ---
Total Long-Term Care              47        9,232   149,357        34,826        50,427

Acute Care:
Kentucky                           1          540     6,961         1,298           ---
Total Acute Care                   1          540     6,961         1,298           ---

Medical Office Buildings:
Florida                            1          170     3,349           682           ---
Illinois                           1          ---     2,077            19           ---
Kentucky                           1           23     3,667           707           ---
Louisiana                          1          ---     3,487           710           ---
Texas                              2          631     9,676         1,094           ---
Utah                               1          223     6,886         1,400           ---
Total Medical Office
   Buildings                       7        1,047    29,142         4,612           ---

Assisted Living:
Arizona                            3          ---    11,160           ---           ---
Florida                            4        5,089    35,051         1,574           ---
New Jersey                         1        4,229    13,030         1,019           ---
South Carolina                     1          ---     3,221           ---           ---
Tennessee                          1          ---     2,922           ---           ---
Texas                              1        2,094     9,091           676           ---
Total Assisted Living             11       11,412    74,475         3,269           ---

Retirement Centers:
Missouri                           1          354     3,181           852           ---
Tennessee                          2           64     5,644         1,014           492
Total Retirement Centers           3          418     8,825         1,866           492
                                  --      -------   -------        ------        ------
Total                             69      $22,649  $268,760       $45,871       $50,919

     In 1994, NHI funded a mortgage loan for All Seasons Living Centers in the original principal amount of $15,000,000. Collateral for the loan included first mortgages on four long-term health care facilities and a leasehold mortgage on two additional properties, all located in the State of Washington. On October 16, 1998, NHI purchased from All Seasons Living Centers for approximately $13,700,000 (the then current loan balance) all of the real estate, property and equipment of the four long term health care facilities described above (502 beds), but excluding the two leasehold properties. The purchase was undertaken in lieu of foreclosure after certain technical defaults on NHI's loan agreements and after the death of the principal owner. Sunrise Healthcare Corporation, a subsidiary of Sun Healthcare Group, Inc., has been engaged by NHI to manage the facilities. NHI will elect to treat the property as foreclosure property for federal income tax purposes. With this election, unqualified income generated by the property is expected to be treated as qualified income for up to two years from the purchase date for purposes of the income-source tests which must be satisfied by real estate investment trusts to maintain their tax status. Net operating income of the facilities for the period subsequent to acquisition was not material in 1998 and has been included in investment interest and other income in the consolidated statements of income.


Note 4. Mortgage and Other Notes Receivable

     The following is a summary of mortgage and other notes receivable by type:

                                           December 31
                                       1998           1997
                                    -----------    -----------
          Mortgage loans           $380,417,000   $424,272,000
          Construction loans         17,965,000     17,638,000
          Term loans                  3,618,000      3,693,000
                                    -----------    -----------
                                    402,000,000    445,603,000
          Loan loss allowance        (7,826,000)    (3,566,000)
                                    -----------    -----------
                                   $394,174,000   $442,037,000
                                    ===========    ===========

     The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 1998:

            Final        Number of                                          Principal
          Payment Date   Loans        Payment Terms                         Amount
          ------------   ---------    -------------                         ---------
              First Mortgage Notes:

            1999             1     Monthly payments of $258,000, which
                                   include interest at 11%.                $ 25,568,000

            2000             1     Loan participation agreement with
                                   SouthTrust Bank acquiring a 50% interest
                                   in six mortgage notes.  Monthly payments
                                   of $194,000, which include interest at
                                   a variable rate equal to LIBOR plus 2%.   26,363,000

            2003             1     Monthly payments of $98,000, which
                                   include interest at 11%.  Contingent
                                   interest related to the increase in
                                   certain lease payments of the facilities
                                   over a base year is paid annually.         9,485,000

            2003            1      Monthly payments of $294,000, which
                                   include interest at 10%.                  28,404,000

            2005            1      Monthly payments of $99,000, which include
                                   interest at 11.45%.  The interest rate
                                   escalates annually by .1% per year.
                                   Contingent interest related to a percentage
                                   of the facilities' annual increase in revenue
                                   over a base year is due annually.          9,374,000

            2006            1      Monthly interest payments of $207,000 at
                                   10.5%.  Effective January 1999, the monthly
                                   payment will be adjusted annually to include
                                   principal and interest at a rate equal to
                                   .15% above the previous year's rate.      22,896,000

            2007            1      Monthly interest payments of $466,000 at
                                   10.5% through October 1999.  Beginning
                                   November 1999, monthly payments of principal
                                   and interest of $501,000, which include
                                   interest at 10.5%.  Contingent interest
                                   related to a percentage of the facilities'
                                   annual increase in revenue over a base
                                   year is due annually beginning in 1999.   51,500,000

            2007            1      Monthly interest payments of $90,000 at
                                   10.5% through April 1999.  Beginning May
                                   1999, monthly payments of principal and
                                   interest of $94,000, which include interest
                                   at 10.5%.  Contingent interest related to
                                   a percentage of the facilities' annual in-
                                   crease in revenue over a base year is due
                                   annually.                                 10,000,000

            2007             1     Monthly payments of $91,000, which include
                                   interest at 10.5%.  Contingent interest re-
                                   lated to a percentage of the facilities'
                                   annual increase in revenue over a base
                                   year is due annually.                      9,379,000

            2008            1      Monthly payments of $135,000, which
                                   include interest at 9.50%.  Contingent
                                   interest related to a percentage of
                                   the facilities' annual increase in revenue
                                   over a base year is paid annually.        15,243,000

            2010            1      Monthly payments of $186,000, which include
                                   interest at 11.55%.  The interest rate will
                                   escalate .1% per year through September 1,
                                   2005, the anniversary date of the note. Effec-
                                   tive September 1, 2005, the monthly payment
                                   will be adjusted to include interest at the
                                   greater of 12.25% or the rate that five-year
                                   United States securities yield plus 4.5%. 17,530,000

            2011            1      Monthly interest payments of $240,000 at
                                   10.8%.  The interest rate will be in-
                                   creased by .15% annually.  Principal on the
                                   loan is due at maturity.                  25,805,000

          1999 - 2008       28     Monthly payments from $12,000 to $91,000,
                                   which include interest at 9.5% to 12.45%.
                                   Principal outstanding ranges from $330,000
                                   to $8,446,000.                           128,870,000
             Construction Loans:
           2002-2010        4      Monthly payments of interest only
                                   at the rates of 9% to 10.75% during con-
                                   struction.  Construction notes will convert
                                   to mortgage notes at close of construction.
                                   The notes provide for interest escalation at
                                   various anniversary dates of the notes.
                                   Contingent interest related to a
                                   percentage of the facilities' annual
                                   increase in revenue over a base year
                                   will be paid annually beginning during the
                                   term of the mortgage loans.               17,965,000
              Term Notes:

            2019            3      Monthly payments of $29,000, which
                                   include interest at 7.5%.                  3,618,000
                                                                            -----------
                                                                           $402,000,000
                                                                            ===========

    The mortgage notes receivable are generally first mortgage notes secured by the real estate of long-term health care centers, medical office buildings, assisted living facilities and retirement centers in the states of Alabama, Arizona, Colorado, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Missouri, New Hampshire, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, Washington, and Wisconsin. Construction loans are for the construction of two nursing homes located in New Jersey, one nursing home addition in Florida, one assisted living facility in North Carolina and one assisted living facility located in Maryland. NHI has agreed to provide permanent financing for the projects upon completion of the construction.

     The mortgage notes receivable are secured by first mortgages on the real property and UCC liens on the personal property of the facilities. Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.

     Mortgage and other notes receivable are reduced by an allowance for loan losses of $7,826,000 at December 31, 1998 and $3,566,000 at December 31, 1997.
The provision for loan losses in 1998, 1997, and 1996 was $4,260,000, $1,231,000, and $(325,000) respectively, and has been recorded as a reduction of mortgage interest income in the consolidated statements of income.


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

     Investments in real estate mortgage investment conduits - The fair value of NHI's investments in real estate mortgage investment conduits is estimated based on the present value of the estimated cash flows discounted at a rate comparable to current rates offered by NHI and other real estate investment trusts for similar investments.

     Investment in preferred stock - The fair value is estimated based on the current rates offered by NHI and other real estate investment trusts for similar investments and is the same as the carrying amount.

     Investment in marketable securities - The fair market value is estimated based on quoted market prices and is the same as the carrying amount.

     Interest and rent receivable - The carrying amount approximates fair value because of the short term nature of these receivables.

     Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-term debt and credit facilities - The fair value of NHI's long-term debt and credit facilities is estimated based on the current rates offered to NHI and other real estate investment trusts for debt of the same remaining maturities. The fair value of the debt transferred from National HealthCare Corporation ("NHC") to NHI is estimated to approximate the carrying value of the debt as NHC is obligated to pay NHI debt service rent.

     Convertible subordinated debentures - The fair value of NHI's 1997 debentures, 1995 debentures and senior debentures is estimated based on the quoted market prices of the debentures.

     The estimated fair values of NHI's financial instruments are as follows:

                                   December 31, 1998        December 31, 1997
                                   -----------------        -----------------
                                   Carrying    Fair         Carrying    Fair
                                    Amount     Value         Amount     Value
                                   --------    -----        --------    -----
                                     (in thousands)           (in thousands)
Mortgage and other
   notes receivable                $ 394,174 $ 394,174      $ 442,037 $ 442,037
Investment in preferred stock         38,132    38,132            ---       ---
Investments in real estate mort-
   gage investment conduits           36,861    36,861         37,157    37,157
Marketable securities                 26,797    26,797            ---       ---
Interest and rent receivable           4,542     4,542          5,185     5,185
Cash and cash equivalents             20,407    20,407         64,915    64,915
Long-term debt and credit
   facilities                       (210,059) (210,059)      (155,659) (155,659)
Convertible subordinated
   debentures                       (100,096)  (72,562)      (119,038) (144,486)

Note 6.  Investment in Preferred Stock

     In September 1998, NHI purchased two million shares of the cumulative preferred stock of another real estate investment trust. The nonvoting preferred stock is convertible into common stock at a 1:1 ratio. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. The preferred stock is not redeemable by NHI or the issuer. The preferred stock, which is not listed on a stock exchange, is considered a nonmarketable security and is recorded at cost in the consolidated balance sheets. Amounts received from the 8.5% coupon rate are recorded as income when earned.


Note 7.  Investment in Marketable Securities

     NHI considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. No sales of marketable securities occurred during 1998. Upon sale, realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 8. Investments in Real Estate Mortgage Investment Conduits

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

     Pursuant to SFAS 115, NHI has classified its investments in the certificates as held-to-maturity debt securities. Accordingly, the investments in the certificates have been recorded at the amortized cost in NHI's consolidated financial statements. The effective yields, as calculated, have been used to accrue income based on actual and projected future cash flows that reflect actual and assumed mortgage prepayments and interest rates. The average remaining lives of the mortgages in the 1995 REMIC and the 1993 REMIC are calculated to be 6.9 years and 4.8 years, respectively. NHI continually monitors the carrying values of the 1995 and 1993 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about interest rates and prepayment rates. In the opinion of management, no impairments of the carrying values have occurred as of December 31, 1998.


Note 9. Long-term Debt and Credit Facilities

     Short-Term Borrowings - As of December 31, 1998 and 1997, there were no short-term borrowings outstanding.

     Long-Term Debt - Long-term debt and credit facilities, including refinancing commitments, consist of the following:

                                          Weighted Average   Final             Principal
                                          Interest Rate   Maturities            Amount
December 31                                                              1998           1997
-----------                               --------------- ----------   -----------    -----------
     Bank credit facility, principal and       Variable,
        interest payable quarterly             5.8%         2009      $ 22,003,000   $ 23,301,000

     Senior secured notes, principal and interest
        payable semiannually                   8.4          2005        12,825,000     14,657,000

     Senior secured notes, principal and interest
        payable semiannually                   8.3          2003           746,000        912,000

     Senior unsecured line of credit agreement,
        payable in periodic installments of    Variable,
        principal and interest                 7.0          2000        58,500,000            ---

     Unsecured notes, interest payable semi-
        annually, principal due at maturity    7.3          2007       100,000,000    100,000,000

     First mortgage notes, principal payable in
        periodic installments, interest
        payable monthly                        5.0          2017           935,000        834,000

     First mortgage revenue bonds, principal
        payable in periodic installments,      Variable,
        interest payable monthly               4.9     1999-2014        15,050,000     15,955,000
                                                                       -----------    -----------
                                                                      $210,059,000   $155,659,000
                                                                       ===========    ===========

     NHI has established a senior unsecured revolving line of credit which allows it to borrow a maximum of $100,000,000. The agreement allows NHI to borrow up to two-thirds of its borrowing base, which consists primarily of NHI's mortgage notes receivable and REMIC investments. The loan bears interest at the prime rate or at a premium over the London Interbank Offered Rate ("LIBOR") at the option of NHI. The loan matures in October 2000. At December 31, 1998, NHI had borrowed $58,500,000 under this credit facility.

     On June 25, 1997, NHI received proceeds from the sale of $100,000,000 of 7.3% notes payable ("the Notes"), which mature on July 16, 2007 and have no sinking fund provisions. The Notes are general unsecured obligations of NHI and rank equally with NHI's other unsecured and subordinated debt. NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

     On October 11, 1995 and April 28, 1995, NHI entered into two five-year interest rate swap agreements. Pursuant to these agreements, NHI has exchanged certain variable interest rates on a $50,000,000 notional principal amount for a weighted average fixed rate of 7.6% per annum.

     Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt and credit facilities. The fair value of the swap agreements are not recognized in the consolidated financial statements as they are accounted for as hedges. Amounts payable under such agreements are accrued as an increase in interest expense. NHI is exposed to credit losses in the event of nonperformance by the counterparties to these agreements. NHI anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. NHI does not obtain collateral or other security to support these agreements subject to credit risk but does monitor the credit standing of counterparties.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal quarters beginning after June 15, 1999. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.

     Substantially all real estate property and certain mortgage notes receivable are either pledged as collateral on the long-term debt and credit facilities or are subject to a negative pledge.

     The debt identified as senior secured notes is cross-defaulted with other liabilities of NHC and its affiliates and is cross-collateralized to the extent of approximately $17,679,000 of debt. Thus, in the event NHC defaulted on its obligations under its debt packages, NHI could lose its interest in the related mortgage notes receivable or real estate properties.

     The aggregate principal maturities of all long-term debt and credit facilities, including refinancing commitments, for the five years subsequent to December 31, 1998 are as follows:

               1999                               $ 4,505,000
               2000                                62,930,000
               2001                                 4,617,000
               2002                                 4,769,000
               2003                                 4,948,000

     Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders' equity by NHI and NHC. All such covenants have been met by NHI, and NHI believes all such covenants have been met by NHC.


Note 10. Convertible Subordinated Debentures

     1997 Debentures - On January 29, 1997, NHI issued $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. At December 31, 1998, 1997 debentures in the amount of $56,286,000 were outstanding.

     The 1997 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $37.50, subject to adjustment. During 1998 and 1997, $3,349,000 and $365,000, respectively, of the 1997 debentures were converted into 89,302 and 9,733 shares of common stock. NHI has reserved an additional 1,500,960 shares of common stock for 1997 debenture conversions.

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

     1995 Debentures - On December 12, 1995, NHI sold $45,000,000 of a total of $100,000,000 of 7.75% convertible subordinated debentures (the "1995 debentures") due on January 1, 2001. The remaining $55,000,000 were sold on January 15, 1996. At December 31, 1998, 1995 debentures in the amount of $38,070,000 were outstanding.

     The 1995 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $31.625, subject to adjustment. During 1998 and 1997, $9,352,000 and $27,472,000, respectively, of the 1995 debentures were converted into 295,711 and 868,664 shares of common stock. NHI has reserved an additional 1,203,794 shares of common stock for 1995 debenture conversions.

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

     1995 Debt Service Debentures - In November 1995, NHI began offering 7% subordinated convertible debentures due on January 1, 2006. NHI may offer up to $25,000,000 of these debentures to current and future mortgagees and lessees of NHI to satisfy existing debt service reserve escrow requirements under applicable mortgages or leases. At December 31, 1998, debentures in the amount of $5,535,000 were outstanding.

     The debentures are convertible at the option of the holder into common stock of NHI at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. During 1998, $871,000 of the debentures were converted into 26,393 shares of common stock. NHI has reserved 157,419 shares of common stock for conversion of 1995 debt service debentures. Interest is payable semiannually on April 1 and October 1 of each year.

     1993 Debentures - On March 25, 1993, NHI issued $112,210,000  of 7.375%
convertible subordinated debentures (the "1993 debentures"). During 1998 and 1997, $5,305,000 and $3,790,000, respectively, of the debentures were converted into 194,671 and 139,074 shares of common stock. In accordance with the terms of the 1993 debentures, in April 1998, NHI redeemed all of the remaining 1993 debentures.

     Senior Debentures - On October 17, 1991, NHI issued $110,000,000 of 10% senior convertible subordinated debentures (the "senior debentures") due 2006. At December 31, 1998, senior debentures in the amount of $205,000 were outstanding.

     The senior debentures are convertible at the option of the holder into NHI's common stock at a price of $20 per share, subject to adjustment. In 1998 and 1997, $25,000 and $70,000, respectively, of the senior debentures were converted into 1,250 and 3,500 shares of common stock. NHI has reserved an additional 10,250 shares of common stock for senior debenture conversions.

     The senior debentures rank equally with other unsecured debt of NHI (other than the trade debt) but are subordinated to all existing and secured indebtedness. NHI may not incur or guarantee unsecured indebtedness which is senior in right of payment to the senior debentures. Interest at 10% is payable semiannually on January 1 and July 1 of each year.


Note 11.  Commitments and Guarantees

     At December 31, 1998, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $136,900,000 in health care real estate projects, all of which is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for six long-term health care centers, two medical office buildings, and 24 assisted living facilities, all at rates ranging from 9% to 11.5%. Also included in the $136,900,000 of commitments is a commitment to loan an additional $3,300,000 on three existing loans when the mortgagee obtains certain operating ratios.

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($17,679,000 at December 31, 1998) of NHC and its affiliates. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at December 31, 1998. NHI receives from NHC compensation of approximately $88,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

     Additionally, NHI has outstanding letters of credit totaling $10,316,000. NHI also has guaranteed bank loans in the amount of $1,449,570 to key employees and directors utilized for the exercise of stock options. All shares of NHI stock purchased with the proceeds of the guaranteed loans are held as collateral by NHI and the loans are limited to $100,000 per individual per year. NHI's potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.

Note 12.  Cumulative Convertible Preferred Stock

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

     At December 31, 1998, 768,894 shares of the Preferred Stock, which are convertible into 695,849 shares of common stock, are outstanding. During 1998 and 1997, respectively, 64,770 and 216,458 shares of preferred stock were converted into 58,596 and 195,894 shares of common stock. NHI has reserved 695,849 shares of common stock for Preferred Stock conversions.


Note 13. Limits on Common Stock Ownership

     On October 16, 1996, the NHI Board of Directors, pursuant to powers granted by the Company's charter, changed the limit on the percentage of ownership which any person may have in the outstanding common stock of the Company from a limit of 7.0% to a limit of 9.9%. The limit on ownership of any other class of stock (including issues convertible into common stock) remains at 9.9% of the outstanding stock. This limit is a provision of the Company's charter and is necessary in order to reduce the possibility of the Company's failing to meet the stock ownership requirements for qualification as a real estate investment trust under the Internal Revenue Code.


Note 14. Stock Option Plan

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

                                                           Weighted Average
                                          Number of            Exercise
          Options Outstanding             Shares                 Price
          -------------------             ---------        ----------------
          Outstanding December 31, 1995    156,791            $25.65
          Options granted                   15,000             33.50
          Options exercised                 71,079             25.75
          Outstanding December 31, 1996    100,712             26.75
          Options granted                  194,000             36.00
          Options exercised                 39,365             29.78
          Outstanding December 31, 1997    255,347             33.31
          Options granted                   45,000             39.88
          Options exercised and canceled    79,213             28.42
          Outstanding December 31, 1998    221,134            $36.40

     At December 31, 1998, all options outstanding are exercisable. Exercise prices on the exercisable options range from $25.38 to $39.88. The weighted average remaining contractual life of options outstanding at December 31, 1998 is 3.2 years. NHI has reserved 767,347 shares of common stock for issuance under the stock option plans.

     NHI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, no compensation cost has been recognized for NHI's stock option plans. Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's pro forma earnings and earnings per share.


Note 15. Supplemental Cash Flow Information

     Supplemental disclosure of cash flow information is as follows:

(in thousands, except share amounts)
Year Ended December 31                1998           1997          1996
----------------------                ----           ----          ----
Cash payments for interest expense $  16,451      $ 13,577      $   15,530
During 1998, 1997 and 1996,
          $18,902,000, $31,697,000 and
          $49,316,000, respectively,
          of convertible subordinated
          debentures were converted
          into 607,327 shares, 1,020,926
          shares and 1,702,366 shares,
          respectively, of NHI's common
          stock:
               Convertible subordinated
                 debentures        $ (18,902)     $(31,697)      $  (49,316)
               Financing costs           237           457              866
               Accrued interest         (324)         (300)            (719)
               Common stock                6            10               18
               Capital in excess
                 of par value         18,983        31,530           49,151

During 1998, NHI acquired property
          and equipment in exchange
          for NHI's rights under a
          mortgage note receivable
               Mortgage and other notes
                  receivable       $ 13,700       $    ---      $    ---
               Land                  (1,881)           ---           ---
               Buildings and improve-
                  ments             (11,819)           ---           ---

Note 16.  Earnings Per Share

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). NHI adopted the provisions of SFAS 128 during the fourth quarter of 1997 and has restated earnings per share for 1996.

     Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

     Diluted earnings per share assumes the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method. Net income is increased for interest expense on the convertible subordinated debentures.

     The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share:

Year Ended December 31           1998                1997             1996
----------------------           ----                ----             ----
BASIC:
  Weighted average common
    shares                     24,964,047          24,394,044     21,916,921
  Net income                  $69,645,000         $75,388,000    $67,164,000
  Dividends paid to preferred
    stockholders               (1,676,000)         (1,916,000)    (3,118,000)
  Net income available to
    common stockholders       $67,969,000         $73,472,000    $64,046,000
  Net income per common share $      2.72         $      3.01    $      2.92

DILUTED:
  Weighted average common
    shares                     24,964,047          24,394,044     21,916,921
  Stock options                    13,302              36,897         29,937
  Convertible subordinated
    debentures                  2,990,904           3,621,812      3,851,251
  Cumulative convertible pre-
    ferred stock                  720,939             835,234      1,413,890
  Average common shares
    outstanding                28,689,192          28,887,987     27,211,999

  Net income                  $69,645,000         $75,388,000    $67,164,000
  Interest expense on con-
    vertible subordinated
    debentures                  7,594,000           9,046,000      9,184,000
  Net income assuming con-
    version of convertible
    subordinated debentures
    to common stock           $77,239,000         $84,434,000    $76,348,000
  Net income per common share $      2.69         $      2.92    $      2.81

Note 17.  Comprehensive Income

     In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in the amounts of certain items, including gains and losses on marketable securities, be shown in the consolidated financial statements. NHI adopted the provisions of SFAS 130 effective January 1, 1998. SFAS 130 requires retroactive application; however, the Company had no comprehensive income items other than net income in 1997 and 1996. NHI has elected to disclose comprehensive income for 1998, which includes net income and unrealized gains and losses on marketable securities, in the consolidated statements of stockholders' equity.


Note 18. Dividends

     Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 1998:

Dividend         Taxable                      Non-Taxable
Payment        as Ordinary     Taxable as     Return of
 Date            Income       Capital Gains    Capital      Totals
--------       -----------    -------------   -----------   ------
May 11, 1998     $ .74            $---          $---        $ .74
Aug. 10, 1998      .74             ---           ---          .74
Nov. 10, 1998      .74             ---           ---          .74
Jan. 29, 1999      .74             ---           ---          .74
                  ----            ----          ----         ----
                 $2.96            $---          $---        $2.96
                 =====            ====          ====         ====

Note 19. Relationship with National HealthCare Corporation

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

     Rental income was $42,268,000 ($31,732,000 from NHC) in 1998;
$39,948,000 ($29,829,000 from NHC) in 1997; and $34,579,000 ($26,910,000 from
NHC) in 1996.

     During 1997, NHI purchased $23,375,000 of additional property from NHC. This property represents capital improvements at 15 long-term care centers owned by NHI and leased to NHC. Additional base rent equal to 9.5% of the amount transferred is paid annually by NHC.

     At December 31, 1998, the future minimum lease payments to be received by NHI under its operating leases, including debt service payments which are based on interest rates in effect at December 31, 1998, are as follows:

                             NHC                Others         Total
          1999           $29,297,000         $ 13,785,000   $ 43,082,000
          2000            29,290,000           13,900,000     43,190,000
          2001            29,313,000           14,018,000     43,331,000
          2002                   -0-           13,615,000     13,615,000
          2003                   -0-           13,364,000     13,364,000
          Thereafter             -0-          114,342,000    114,342,000

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

     For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of $3,310,000 in 1998 ($3,101,000 in 1997 and $3,101,000 in 1996). The annual compensation is reduced by any compensation paid by NHI to its executive officers, if any. However, the payment of such annual compensation is conditional upon NHI having funds from operations sufficient to enable NHI to pay annual dividends of $2.00 per common share and upon NHI paying such dividends. Funds from operations is defined for these purposes as net income, plus depreciation and amortization, less the effect of any capital gains or losses included in such net income. Increases in compensation to NHC under the Advisory Agreement are proportional to increases in NHI's funds from operations per common share as defined above.


Note 20. Prior Year Reclassifications

     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To National Health Investors, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of National Health Investors, Inc. included in Exhibit 13 to this Form 10-K, and have issued our report thereon dated January 13, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in the accompanying index to
Exhibit 13 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not otherwise a required part of the basic consolidated financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 13, 1999

                     NATIONAL HEALTH INVESTORS, INC.
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                              (in thousands)

Column A                 Column B        Column C             Column D    Column E
--------                 --------        ---------            --------    --------
                                         Additions
                                   -----------------------
                         Balance-  Charged to  Charged to                 Balance
                         Beginning Costs and   Mortgage                   -End of
Description              of Period Expenses    Int. Income    Deductions  Period
-----------              --------- ----------  -----------    ----------  -------
For the year ended
   December 31,
   1996-Loan loss
   allowance              $2,660    $  ---     $ (325)        $  ---      $2,335

For the year ended
   December 31,
   1997-Loan loss
   allowance              $2,335    $  ---     $1,231         $  ---      $3,566

For the year ended
   December 31,
   1998-Loan loss
   allowance              $3,566    $  ---     $4,260         $  ---      $7,826

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                FOR THE YEAR ENDED DECEMBER 31, 1998
     Column A       Column B        Column C            Column D                    Column E            Column F Column G Column H
---------------     --------   -------------------  --------------------  -------------------------     -------- -------- --------
                                                      Cost capitalized          Gross amount
                                 Initial Cost           subsequent to         at which carried
                                 to Company             acquisition          at close of period         Accum.
                    Encum-            Building &    Improve-    Carrying        Buildings &             Depre-   Date of  Date
Description         brances    Land   Improvements  ments        Costs    Land  Improvements  Total     ciation  Constr.  Acquired
-----------         -------    ----   ------------  --------    --------  ----  ------------  -----     -------  -------  --------
                                       (dollars in thousands)
Health Care Centers (2)
  Alabama           $   470    $   95  $ 5,165      $  ---      $ ---     $   95  $  5,165    $  5,260  $1,579    N/A     10/17/91

Health Care Centers (1)
  Arizona             2,885       453    6,678         ---        ---        453     6,678       7,131     312    N/A     8/13/96

Health Care Centers (4)
  Florida            10,912     2,249   33,022         ---        ---      2,249    33,022      35,271   7,088    N/A     10/17/91

Health Care Centers (1)
  Georgia               150        52      865         ---        ---         52       865         917     449    N/A     10/17/91

Health Care Centers (2)
  Idaho                 ---       365    6,824         ---        ---        365     6,824       7,189     433    N/A     8/13/96

Health Care Centers (3)
  Kentucky              ---       201    2,899         ---        ---        201     2,899       3,100   1,148    N/A     10/17/91

Health Care Centers (5)
  Missouri           15,379     1,070   23,070         ---        ---      1,070    23,070      24,140   6,173    N/A     10/17/91

Health Care Centers (3)
  South Carolina      6,214       572   11,543         ---        ---        572    11,543      12,115   3,884    N/A     10/17/91

Health Care Centers (21)
  Tennessee          10,782     2,118   44,970         ---        ---      2,118    44,970      47,088  12,967    N/A     10/17/91

Health Care Centers (1)
  Virginia            3,635       176    2,511         ---        ---        176     2,511       2,687     746    N/A     10/17/91

Health Care Centers (4)
  Washington            ---     1,881   11,810         ---        ---      1,881    11,810      13,691      47    N/A     10/16/98

Acute Care Hospital (1)
  Kentucky              ---       540    6,961         ---        ---        540     6,961       7,501   1,298    N/A     6/12/92

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                FOR THE YEAR ENDED DECEMBER 31, 1998

      Column A      Column B     Column C               Column D                    Column E          Column F Column G Column H
------------------  ---------  ---------------  ------------------------  -----------------------     -------- -------- --------
                                                  Cost capitalized            Gross amount
                               Initial Cost        subsequent to            at which carried
                                to Company          acquisition            at close of period         Accum.
                    Encum-            Bldg &   Improve-    Carrying          Buildings &              Depre-   Date of  Date
Description         brances    Land   Improv    ments       Costs    Land    Improvements    Total    ciation  Const.   Acquired
-----------         -------    ----   ------    --------    --------  ----  ----------------- ------   -------  -------  --------
                                      (dollars in thousands)
Medical Office Building (1)
  Florida                ---     170     3,349      ---     ---      170     3,349     3,519      682     N/A     6/30/93

Medical Office Building (1)
  Illinois               ---     ---     2,077      ---     ---      ---     2,077     2,077       19     12/31/98   N/A

Medical Office Building (1)
  Kentucky               ---      23     3,667      ---     ---       23     3,667     3,690      707     N/A     7/27/93

Medical Office Building (1)
 Louisiana               ---     ---     3,487      ---     ---      ---     3,487     3,487      710     1/1/95  N/A

Medical Office Building (2)
  Texas                  ---     631     9,676      ---     ---      631     9,676    10,307    1,094     1/1/95  N/A
                                                                                                                       & 7/31/97

Medical Office Building (1)
  Utah                   ---     223     6,886      ---     ---      223     6,886     7,109    1,400     1/1/95  N/A

Assisted Living Centers (3)
  Arizona                ---     ---    11,160      ---     ---      ---    11,160    11,160      ---     ---     12/31/98

Assisted Living Centers (2)                                                                                       8/6/96 &
  Florida                ---   5,089    35,051      ---     ---    5,089    35,051    40,140    1,574     ---     12/31/98

Assisted Living Centers (1)
  New Jersey             ---   4,229    13,030      ---     ---    4,229    13,030    17,259    1,019     ---     8/6/96

Assisted Living Centers (1)
  South Carolina         ---     ---     3,221      ---     ---      ---     3,221     3,221      ---     ---     12/31/98

Assisted Living Centers (1)
  Tennessee              ---     ---     2,922      ---     ---      ---     2,922     2,922      ---     ---     12/31/98

Assisted Living Centers (1)
  Texas                  ---   2,094     9,091      ---     ---    2,094     9,091    11,185      676     ---     8/6/96

Retirement Center (1)
  Missouri               ---     354     3,181      ---     ---      354     3,181     3,535      852     N/A     10/17/91

Retirement Centers (2)
  Tennessee              492      64     5,644      ---     ---       64     5,644     5,708    1,014     N/A     10/17/91
                      ------  ------   -------   ------   -----  -------   -------  -------   ------
                     $50,919 $22,649  $268,760  $   ---  $  ---  $22,649  $268,760  $291,409  $45,871
                      ======  ======   =======   ======   =====   ======   =======  =======   =======

(A)    See Notes 3 and 19 of Notes to Consolidated Financial Statements.
(B)    The aggregate cost for federal income tax purposes is approximately
       $335,709,000.
(C) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                FOR THE YEAR ENDED DECEMBER 31, 1998


                                                 December 31
                                           1998       1997       1996
                                           ----       ----       ----
Investment in Real Estate:
  Balance at beginning of period        $236,998    $213,150    $145,285
  Additions through cash expenditures     40,720      23,848      67,892
  Additions in exchange for rights
    under a mortgage note receivable      13,691         ---         ---
  Improvements                               ---         ---         ---
  Balance at end of year                $291,409    $236,998    $213,150

Accumulated Depreciation:
  Balance at beginning of period        $ 36,929    $ 28,895    $ 22,063
  Addition charged to costs and expenses   8,942       8,034       6,832
  Balance at end of year                $ 45,871    $ 36,929    $ 28,895

                                   NATIONAL HEALTH INVESTORS, INC.
                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                FOR THE YEAR ENDED DECEMBER 31, 1998

       Column A                  Column B        Column C  Column D     Column E  Column F       Column G       Column H
---------------------            --------        --------  --------     --------  --------       --------    ----------------
                                                                                                             Principal Amount
                                                                                                             of Loans Subject
                                                Final       Monthly            Original                      to Delinquent
                                 Interest       Maturity    Payment     Prior  Face Amount    Carrying Amt.  Principal or
Description                       Rate          Date        Terms       Liens  Of Mortgages   of Mortgages   Interest
-----------                      --------       --------    -------     -----  ------------   ------------   ----------------
LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Missouri and Kansas (A)(L)         11.0%         Aug., 1999 $  258,000  None   $ 26,000,000   $ 25,568,000        None
SouthTrust Loan Participation(B)   LIBOR + 2%    July, 2001    194,000  None     26,500,000     26,363,000        None
Florissant, Joplin, Sikeston
     Missouri (C)(L)               11.00%        Sept., 2003    98,000  None     10,000,000      9,485,000        None
Pittsfield, Massachusetts (D)(L)   10.00%        Dec., 2003    294,000  None     29,500,000     28,404,000        None
Williston and Gainesville,
     Florida (E)(L)                11.45%        Dec., 2005     99,000  None      9,620,000      9,374,000        None
Fincastle, Hot Springs, Lebanon,
  Bastian, Low Moor, Bristol,
  Midlothian, Virginia (F)(L)      10.5%         Feb., 2006    207,000  None     25,000,000     22,896,000        None
Friendswood, Richmond, Sugarland,
 Conroe, Beaumont, Huntsville,
 Cleveland, Liberty, Houston,
 and Tomball, Texas (G)(L)         10.5%         Sept., 2007   466,000  None     51,500,000     51,500,000        None
Holyoke and Greenfield,
 Massachusetts (H)(L)              10.5%         April, 2007    90,000  None     10,000,000     10,000,000        None
Augusta and Pooler,
     Georgia (I)(L)                9.5%          Dec., 2008    135,000  None     15,243,000     15,243,000        None
Manchester and Epsom,
     New Hampshire (J)(L)          10.8%         July, 2011    240,000  None     25,805,000     25,805,000        None
Eight Mortgages(L)                 7.75%-11.54%  March, 2002      N/A   None      N/A           12,857,000        None
                                                 Dec., 2008
Ten Mortgages(L)                   9.50%-12.45%  Jan., 2002-      N/A   None      N/A           44,393,000        None
                                                 Dec., 2008
Eleven Mortgages(L)                9.50%-11.7%   May, 1999-       N/A   None      N/A           80,999,000        None
                                                 Dec., 2008
Dallas, Texas (M)(L)               11.55%        June, 2010    186,000  None     18,000,000     17,530,000        None

Construction Loans:
Madison, Florida (K)(L)            10.50%        June, 2006        ---  None      1,200,000        590,000        None
Trenton and Dover, NJ (K)(L)       10.25%        Dec., 2009        ---  None     20,000,000      9,917,000        None

                                   NATIONAL HEALTH INVESTORS, INC.
                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                FOR THE YEAR ENDED DECEMBER 31, 1998

       Column A             Column B         Column C         Column D       Column E  Column F      Column G        Column H
-----------------------     --------         --------         --------       --------  --------      ---------     -------------
                                                                                                                   Principal Amt.
                                                                                                                   of Loans Subject
                                               Final          Monthly                 Original                     to Delinquent
                            Interest         Maturity         Payment        Prior   Face Amount    Carrying Amt.  Principal or
Description                   Rate             Date            Terms         Liens   Of Mortgages   of Mortgages   Interest
-----------                 --------         ---------        -------        -----   ------------   ------------   ---------
Term Notes:
     Johnson City, Tennessee   7.5%          June, 2019         15,000       None     2,062,000      1,852,000        None
     Lewisburg, Tennessee      7.5%          December, 2018      7,000       None       968,000        867,000        None
     Smithville, Tennessee     7.5%          December, 2017      7,000       None     1,016,000        899,000        None

ASSISTED LIVING CENTERS:

Construction Loans:
   Townson, Maryland (K)(L)   10.75%         December, 2002        ---       None     7,565,000      2,922,000        None
   Charlotte, NC (K)(L)       9.0%           December, 2010        ---       None     7,769,000      4,536,000        None
                                                                                                   -----------
                                                                                                  $402,000,000
                                                                                                   ===========


(A)  Balloon payment of $25,414,000 due at maturity.
(B) Mortgage loan participation agreement, of which the Company has 50% participation. Balloon payment of $25,199,000 due at maturity.
(C)  Balloon payment of $8,667,000 due at maturity.
(D)  Balloon payment of $27,346,000 due at maturity.
(E) Interest escalates 0.1% per year. Balloon payment of $8,420,000 due at maturity.
(F)  Effective January, 1999, the interest escalates .15%
     per year through maturity. Balloon payment of $23,336,000 due at maturity.
(G)  Balloon payment of $45,436,000 due at maturity.
(H)  Balloon payment of $9,076,860 due at maturity.
(I)  Balloon payment of $11,854,000 due at maturity.
(J) Effective August, 1997, and annually thereafter, the interest rate will be increased by .15%.
     Principal of $25,805,000 due at maturity.
(K)  Monthly payments of interest only during construction.
     The Company is committed to provide permanent financing when construction is completed.
(L)  Mortgages provide for prepayment penalties.
(M)  Interest escalates 0.1% per year through September 1, 2005.
     Thereafter the payment will be adjusted to include interest at the greater of 12.25% or the rate that five-year United States securities yield plus 4.5%. Balloon payment of $15,806,000 due at maturity.

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
                                FOR THE YEAR ENDED DECEMBER 31, 1998





(1)  See Note 4 of Notes to Consolidated Financial Statements.
(2)  For tax purposes, the cost of investments is the carrying amount.
                                                 December 31
                                          1998      1997     1996
                                               (in thousands)
Reconciliation of mortgage loans:
  Balance at beginning of period        $445,603  $519,229  $469,628
  Additions:
     New mortgage loans                   67,564   115,876   153,084

  Deductions during period:
     Collection of principal             111,167   189,502   103,483
                                         -------   -------   -------
  Balance at end of period              $402,000  $445,603  $519,229
                                         =======   =======   =======

                            EXHIBIT 23

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement File No. 33-72370 and No. 33-85398.




ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 11, 1999