Form 10-Q
period 1999-03-31
NATIONAL HEALTH INVESTORS INC
filed 1999-05-14
CIK 877860

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended   March 31, 1999           Commission file number 33-41863



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

                    Yes   x   No

24,364,888 shares of common stock were outstanding as of April 30, 1999.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NATIONAL HEALTH INVESTORS, INC.
             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)
                                                  March 31    Dec. 31
                                                    1999        1998
                                                  ---------- ----------
ASSETS                                           (unaudited)
   Real estate properties:
       Land                                         $ 27,525   $ 22,649
       Buildings and improvements                    272,317    267,962
       Construction in progress                          808        798
                                                     300,650    291,409
       Less accumulated depreciation                 (48,370)   (45,871)
          Real estate properties, net                252,280    245,538
   Mortgage and other notes receivable, net          405,113    394,174
   Investment in preferred stock                      38,132     38,132
   Investment in real estate mortgage
     investment conduits                              37,034     36,861
   Cash and cash equivalents                           3,318     20,407
   Marketable securities                              41,307     26,797
   Interest and rent receivable                        6,693      4,542
   Deferred costs and other assets                     2,950      2,747
     Total Assets                                   $786,827   $769,198

LIABILITIES AND DEFERRED INCOME
   Long-term debt                                   $164,805   $151,559
   Credit facilities                                  70,250     58,500
   Convertible subordinated debentures               100,086    100,096
   Accounts payable and other accrued expenses         2,441      1,696
   Accrued interest                                    4,135      6,463
   Dividends payable                                  18,030     18,030
   Deferred income                                     7,993      8,194
     Total Liabilities and Deferred Income           367,740    344,538

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
     $.01 par value; 10,000,000 shares
     authorized; 768,694 and 768,894
     shares, respectively, issued and
     outstanding; stated at liquidation
     preference of $25 per share                     19,217     19,222
   Common stock, $.01 par value:
     40,000,000 shares authorized;
     24,364,888 and 24,364,391 shares,
     respectively, issued and outstanding               244        244
   Capital in excess of par value of common stock   425,463    425,449
   Cumulative net income                            356,790    340,547
   Cumulative dividends                            (375,964)  (357,518)
   Unrealized gains (losses) on securities           (6,663)    (3,284)
     Total Stockholders' Equity                      419,087    424,660
     Total Liabilities and Stockholders' Equity     $786,827   $769,198

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1998 is taken from the audited financial statements at that date.

                      NATIONAL HEALTH INVESTORS, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                     1999         1998
                                                       (in thousands,
                                                   except share amounts)
REVENUES:
   Mortgage interest income                       $   12,388   $   14,230
   Rental income                                      11,152       10,453
   Facility operating revenue                          4,123          ---
   Investment interest and other income                2,293        1,397
                                                      29,956       26,080

EXPENSES:
   Interest                                            6,128        4,870
   Depreciation of real estate                         2,502        2,182
   Amortization of loan and organization costs           167          186
   Facility operating expense                          4,055          ---
   General and administrative                            861          996
                                                      13,713        8,234

NET INCOME                                            16,243       17,846

DIVIDENDS TO PREFERRED STOCKHOLDERS                      408         431

NET INCOME APPLICABLE TO COMMON STOCK             $   15,835  $   17,415

NET INCOME PER COMMON SHARE:
   Basic                                          $      .65   $      .70
   Diluted                                        $      .65   $      .69

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                          24,364,703   24,925,574
   Diluted                                        27,932,648   29,006,468

Common dividends per share
   declared                                       $      .74   $      .74

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Three Months Ended
                                                          March 31
                                                        1999        1998
                                                       --------    -------
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 16,243    $ 17,846
   Depreciation of real estate                            2,502       2,182
   Provision for loan losses                                 58         300
   Amortization of loan and organization costs              167         186
   Interest on debenture conversion                         ---         299
   Deferred income                                          117         114
   Amortization of deferred income                         (319)       (310)
   Increase in interest & rent receivable                (2,151)       (233)
   Increase in other assets                                (370)       (192)
   Decrease in accounts payable
     and accrued liabilities                             (1,582)     (1,717)
        NET CASH PROVIDED BY OPERATING ACTIVITIES        14,665      18,475

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable               (7,197)    (10,989)
   Collection of mortgage notes receivable                9,718       1,185
   Prepayment of mortgage notes receivable                  ---      38,588
   Acquisition of property and equipment, net            (9,244)     (3,026)
   Increase in marketable securities                    (17,889)        ---
        NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                          (24,612)     25,758

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facilities                       11,750         ---
   Proceeds from long-term debt                             ---         229
   Principal payments on long-term debt                    (445)       (410)
   Dividends paid to shareholders                       (18,447)    (18,747)
   Sale of stock and exercise of options                    ---         545
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                            (7,142)    (18,383)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (17,089)     25,850
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           20,407      64,915
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  3,318    $ 90,765


                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   1999              1998
                                                     (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $  7,832    $ 7,392

During the three months ended March 31, 1999
   and March 31, 1998, $10,000 and $17,146,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 316 shares
   and 553,978 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $    (10)   $(17,146)
     Financing costs                                   $    ---    $    220
     Accrued interest                                  $     (1)   $   (300)
     Common stock                                      $    ---    $      6
     Capital in excess of par                          $      9    $ 17,220
























The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                     NATIONAL HEALTH INVESTORS, INC.
                    INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                         (dollars in thousands)
                      Cumulative Convertible                             Capital in                        Unrealized     Total
                        Preferred Stock               Common Stock       Excess of Cumulative  Cumulative  Gains(Losses)  Stock
                        Shares   Amount           Shares         Amount  Par Value Net Income  Dividends   on Securities  Equity
BALANCE AT 12/31/98    768,894 $ 19,222         24,364,391       $ 244   $425,449  $340,547    $(357,518)  $ (3,284)      $424,660
Net income                 ---      ---                ---         ---        ---    16,243          ---        ---         16,243
Unrealized gains (losses)
 on securities             ---      ---                ---         ---        ---       ---          ---     (3,379)        (3,379)
Total Comprehensive
 Income                                                                                                                     12,864
Shares sold                ---      ---                ---         ---        ---       ---          ---        ---            ---
Common shares repurchased  ---      ---                ---         ---        ---       ---          ---        ---            ---
Shares issued in con-
 version of converti-
 ble debentures to
 common stock              ---      ---                316         ---          9       ---          ---        ---              9
Shares issued in con-
 version of preferred
 stock to common stock    (200)      (5)               181         ---          5       ---          ---        ---            ---
Dividends to common
 shareholders (.74
 per share)                ---      ---                ---         ---        ---       ---      (18,038)       ---        (18,038)
Dividends to preferred
 shareholders ($.53125
 per share)                ---      ---                ---         ---        ---       ---         (408)       ---           (408)
BALANCE AT 3/31/99     768,694 $ 19,217         24,364,888       $ 244   $425,463  $356,790    $(375,964)  $ (6,663)      $419,087
BALANCE AT 12/31/97    833,664 $ 20,842         24,753,570       $ 248   $434,135  $270,902    $(282,047)  $    ---       $444,080
Net income                 ---      ---                ---         ---        ---    17,846          ---        ---         17,846
Shares sold                ---      ---             18,680         ---        545       ---          ---        ---            545
Shares issued in con-
 version of convertible
 debentures to common
 stock                     ---      ---            553,979           6     17,220       ---          ---        ---         17,226
Shares issued in con-
 version of preferred
 stock to common stock (21,650)    (541)            19,584         ---        541       ---          ---        ---            ---
Dividends to common
 shareholders ($.74
 per share)                ---      ---                ---         ---        ---       ---      (18,749)       ---        (18,749)
Dividends to preferred
 shareholders ($.5313
 per share)                ---      ---                ---         ---        ---       ---         (432)       ---           (432)
BALANCE AT 3/31/98     812,014 $ 20,301         25,345,813       $ 254   $452,441  $288,748    $(301,228)   $   ---       $460,516

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)



Note 1.  SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited financial statements furnished herein in the opinion of management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). NHI assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in NHI's Form 10-K for the year ended December 31, 1998 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


Note 2.  NET INCOME PER COMMON SHARE:

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

                     NATIONAL HEALTH INVESTORS, INC.

      NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999
                               (Unaudited)

                                            Three Months Ended
                                                  March 31
                                           1999                1998
                                       -----------          -----------
BASIC:
Weighted avg. common
   shares                               24,364,703           24,925,574

Net income                             $16,243,000          $17,846,000
Dividends paid to pre-
   ferred shareholders                    (408,000)            (431,000)
Net income available to
   common stockholders                 $15,835,000          $17,415,000

Net income per common
   share                               $       .65          $       .70


DILUTED:
Weighted average common
   shares                               24,364,703           24,925,574
Stock options                                    2               37,718
Convertible subordinated
   debentures                            2,872,244            3,295,240
Cumulative convertible
   preferred stock                         695,699              747,936
Average common shares
   outstanding                          27,932,648           29,006,468

Net income                             $16,243,000          $17,846,000
Interest expense on
   convertible sub-
   ordinated debentures                  1,828,000            2,081,000
Net income assuming con-
   version of subordinated
   convertible debentures
   to common stock                     $18,071,000          $19,927,000

Net income per common
   share                               $       .65          $       .69


                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)

Note 3.  INVESTMENTS IN MARKETABLE SECURITIES:

  NHI's investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Note 4.  COMMITMENTS AND GUARANTEES:

  At March 31, 1999, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $62,400,000 in health care real estate projects of which approximately $16,900,000 is eligible to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for six long-term care centers, two medical office buildings, and seven assisted living facilities, all at rates ranging from 9% to 11.5%. NHI has recorded deferred income for commitment fees related to these loans where applicable.

  In order to obtain the consent of appropriate lenders to National
HealthCare Corporation's ("NHC"'s) transfer of assets to NHI, NHI guaranteed certain debt ($17,679,000 at March 31, 1999) of NHC. The debt is at fixed and variable interest rates with a weighted average interest rate of 8.3% at March 31, 1999. NHI receives from NHC compensation of approximately $88,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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


Note 5.  CONVERTIBLE SUBORDINATED DEBENTURES:

  At March 31, 1999, $56,286,000 of 7% convertible subordinated debentures (the "1997 debentures") remain outstanding. The 1997 debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. During the three months ended March 31, 1999, none of the 1997 debentures were converted into common stock. NHI has reserved 1,500,960 shares of common stock for conversions of 1997
debentures.                          9

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)


  At March 31, 1999, $38,060,000 of 7.75% convertible subordinated debentures (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the three months ended March 31, 1999, $10,000 of the 1995 debentures have been converted into 316 shares of common stock. NHI has reserved 1,203,478 shares of common stock for conversions of 1995 debentures.

  At March 31, 1999, $5,535,000 of debentures remain outstanding related to "1995 debt service debentures" issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. During the three months ended March 31, 1999, none of the debentures were converted into common stock. NHI has reserved 157,419 shares of common stock for conversion of 1995 debt service debentures.

  At March 31, 1999, $205,000 of the 10% senior convertible subordinated debentures (the "senior debentures") remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the three months ended March 31, 1999, none of the senior debentures were converted. The Company has reserved 10,250 shares of common stock for conversion of the senior debentures.


Note 6.  CUMULATIVE CONVERTIBLE PREFERRED STOCK:

  In February and March, 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly. At March 31, 1999, $19,217,350 of the preferred stock remains outstanding.

  The Preferred Stock is convertible into NHI common stock at the option of the holder at any time at a conversion price of $27.625 per share of common stock, which is equivalent to a conversion rate of 0.905 per share of common stock for each share of Preferred Stock, subject to adjustment in certain circumstances.

  The Preferred Stock is redeemable by NHI for common stock only if the trading price of the Common Stock on the New York Stock Exchange (NYSE) exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise. NHI has reserved 695,651 shares of common stock for Preferred Stock conversions.

  The Preferred Stock is listed on the NYSE under the symbol "NHIPr."

                NATIONAL HEALTH INVESTORS, INC.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1999
                          (Unaudited)

Note 7.  NEW ACCOUNTING PRONOUNCEMENT:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal quarters beginning after June 15, 1999. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.


Note 8.  Foreclosure on Mortgages Receivable

  In 1993, NHI funded a mortgage loan for Stockbridge Investment Partners, Inc. and its subsidiary York Hannover Nursing Centers, Inc. in the original principal amount of $29,500,000. Collateral for the loan includes first mortgages on six long-term healthcare centers located in the state of Florida, the personal guarantee of certain of the owners, certain accounts receivable balances above another creditor's $2,000,000 loan, and the corporate guarantee of NHC for up to $5,000,000 of principal and interest.

  On March 22, 1999 and April 1, 1999, NHI declared the borrowers in default under the terms of the loan agreements. The events of default included the violation of the financial covenants contained in the loan agreement and the failure to make timely payments of principal and interest. After expiration of the applicable grace period, NHI filed a foreclosure action against the borrowers, and also joined with two other creditors to place the borrowers in involuntary bankruptcy.

  The balance due on the loan after the application of certain debt service reserves is approximately $26,700,000. NHI is currently evaluating the healthcare center portion of the collateral given the recent changes in reimbursement by Medicare and other circumstances affecting the centers. However, NHI does believe that all of the combined collateral (including the personal and corporate guarantees) will be sufficient to recover its loan balance.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of March 31, 1999, NHI had interests in net real estate owned, and investments in mortgages, REMICs, preferred stock and marketable securities resulting in total invested assets of

                 NATIONAL HEALTH INVESTORS, INC.

                         March 31, 1999
                           (Unaudited)


$773.9 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

  As of March 31, 1999, the Company was diversified with investments in 204 health care facilities located in 26 states consisting of 150 long-term care facilities, two acute care hospitals, eight medical office buildings, 21 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $436.9 million aggregate principal amount of loans to 33 borrowers, $252.2 million of purchase leaseback transactions with seven lessees and $37.0 million invested in REMIC pass through certificates backed by first mortgage loans to 16 operators. Of these 204 facilities, 43 are leased to National HealthCare Corporation ("NHC") and nine additional facilities are managed by NHC. NHC is the Company's investment advisor. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 20.2% of total invested assets on March 31, 1999.

  At March 31, 1999, 59.4% of the total invested assets of the health care facilities were operated by public operators, 24.8% by regional operators, and 15.8% by small operators.


Liquidity and Capital Resources

Sources and Uses of Funds

  NHI has generated net cash from operating activities during the first three months of 1999 totaling $14.7 million compared to $18.5 million in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, and working capital changes.

  Cash flows from investing activities during the first three months of 1999 included collection on mortgage notes receivable of $9.7 million compared to $1.2 million for the prior period, along with prepayment of $38.6 million of mortgage notes receivable in the prior period.

  Cash flows used in investing activities during the first three months of 1999 included investment in mortgage notes receivable of $7.2 million, real estate properties of $9.2 million, and marketable securities of $17.9 million. Cash flows used in investing activities of the prior period included investment in mortgage notes receivable of $11.0 million and real estate properties of $3.0 million.

  Cash flows from financing activities for the first three months of 1999 included $11.8 million from credit facility proceeds, compared to proceeds from long term debt for the prior period of $.2 million.

                 NATIONAL HEALTH INVESTORS, INC.

                          March 31, 1999
                           (Unaudited)


  Cash flows used in financing activities for the first three months of 1999 included principal payments on long-term debt of $.4 million and dividends paid to shareholders of $18.4 million. This compares to principal payments on long term debt of $.4 million and dividends paid to shareholders of $18.7 million in the prior period.

  NHI expects to maintain the current quarterly dividend of 74 cents per common share in 1999, assuming continued success in the Company's investment program.

  The amount available to be drawn on NHI's $100 million revolving line of credit was $29.8 million at March 31, 1999. NHI's nonconvertible debt as a percentage of total capitalization is 30.0% at March 31, 1999. The Company continues to be well positioned to take advantage of new investment opportunities.

Commitments

  At March 31, 1999, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $62.4 million in health care real estate projects, of which approximately $16.9 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term health care centers, two medical office buildings, and seven assisted living facilities all at rates ranging from 9% to 11.5%.

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


Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

  Net income for the three months ended March 31, 1999 is $16.2 million versus $17.8 million for the same period in 1998, a decrease of 9.0%. Diluted earnings per common share decreased 4 cents or 5.8%, to $.65 in the 1999 period from $.69 in the 1998 period.

                 NATIONAL HEALTH INVESTORS, INC.

                          March 31, 1999
                           (Unaudited)


  Total revenues for the three months ended March 31, 1999 increased $3.9 million to $30.0 million from $26.1 million for the three months ended March 31, 1998. Revenues from mortgage interest income decreased $1.8 million, or 12.7%, when compared to the same period in 1998. Revenues from rental income increased $.7 million, or 6.7% in 1999 as compared to the same period in 1998. Facility operating revenue was $4.1 million in 1999 compared to $0.0 million in 1998. Revenues from investment interest, dividends and other income increased $1.0 million or 71.4% compared to the 1998 period.

  The decrease in mortgage interest income is due to the receipt by NHI of prepayments of $93.9 million of first mortgages receivable during the year 1998, compared to new mortgage investments of $67.6 million during the same period. Mortgage interest income included no prepayment penalties and unamortized commitment fees applicable to early loan repayments in the three months ended March 31, 1999 as compared to $1.9 million in the 1998 period. Loan loss provisions were $.1 million for the three months ended March 31, 1999 based on the application of the Company's policy for determining loan loss provisions.

  The increase in rental income resulted primarily from the increase in investments in real estate properties of $60.6 million during the last 12 months. The increase in investment interest and other income is due to the investment of $38.1 million in the preferred stock of LTC Properties, Inc. and $48.0 million in securities during the last 12 months. The increase in facility operating revenue is due to the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers on October 16, 1998.

  Total expenses for the 1999 three month period increased $5.5 million or 66.5% to $13.7 million from $8.2 million for the 1998 three month period. Interest expense increased $1.3 million or 25.8% in the 1999 three month period as compared to the 1998 period. Depreciation of real estate increased $.3 million or 14.7%. Facility operating expense increased $4.1 million in 1999 compared to $0.0 million in 1998. General and administrative costs decreased 13.6%.

  Interest expense increased due to increased credit facilities and long-term debt compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions. Facility operating expense increased due to the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers on October 16, 1998.

  The 1998 repurchase of 1,122,000 shares of common stock for $31.3 million resulted in a reduction of weighted average basic and diluted common shares outstanding in the three months ended March 31, 1999 of 1,122,000. Notwithstanding alternative uses of the cash used to repurchase the common stock, the repurchase resulted in an increase in the 1999 period net income per share of 3 cents basic and diluted.

                 NATIONAL HEALTH INVESTORS, INC.

                          March 31, 1999
                           (Unaudited)


Future Growth

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


Year 2000 Compliance and Related Risks

  The Year 2000 issue generally relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs, the year 2000 may be incorrectly identified as the year 1900, which can result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements or engage in other normal business activities. The following discussion identifies the actions taken by NHI to assess and address its Year 2000 issues.

                 NATIONAL HEALTH INVESTORS, INC.

                          March 31, 1999
                           (Unaudited)

State of Readiness--

  NHI has developed a plan to address its Year 2000 issues, and is utilizing its internal resources to assess, remediate and test its systems.
As a result of its advisory agreement with NHC, NHI is reliant upon NHC for much of its information technology systems and embedded technology. NHC is currently performing an evaluation of its information technology and embedded technology that are utilized in the operations of NHI. The Year 2000 readiness plan developed by NHI and NHC includes an inventory and review of all core application systems, networks, desktop systems, infrastructure and critical supply chains. NHI's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following four categories: (1) mainframe computer operations, critical applications and related networks, (2) personal computer hardware and software, (3) third party mortgagees and lessees, and
(4) other third party vendors that provide such services as telecommunications and electrical power.

  For each of the above categories, NHI, through its advisor (NHC), will perform or has performed the phases of assessment, remediation and testing of the applicable hardware, software or equipment, as applicable. The assessment phase has been completed for category 1. The remediation phase is underway and modifications of non-compliant application programs have begun. NHI has historically developed the majority of its application programs internally. All internally developed systems have been assessed and inventoried and plans have been made to modify or replace them, if necessary, in order to make them Year 2000 compliant. Purchased applications are either being modified, replaced or upgraded. Most critical applications, whether internally developed or purchased externally, have been tested and are already Year 2000 compliant. All server hardware, dumb terminals and printers have also been assessed, repaired as necessary and tested and are now Year 2000 compliant.
It is expected that the remediation and testing phases related to category 1 will be completed by October 1, 1999.

  NHI is currently in the assessment phase for categories 2, 3 and 4. For personal computer software vendors, NHI is aware of the packages that will not be Year 2000 compliant and is currently in the process of assessing the types of packages utilized by each personal computer. This assessment is expected to be completed by October 1, 1999 with remediation and testing to be completed by December 31, 1999. NHI has also requested all mortgages, lessees and other third party vendors (financial institutions, electrical providers, etc.) to disclose their current Year 2000 readiness and their plan for achieving Year 2000 readiness. Responses have been received from most vendors and third parties. For those vendors and third parties that have not yet responded, NHI is in the process of sending out additional requests. Although most third party vendors have indicated that they area currently Year 2000 compliant or expect to be compliant prior to January 1, 2000, there can be no assurance that such third parties will achieve Year 2000 compliance by January 1, 2000.

                 NATIONAL HEALTH INVESTORS, INC.

                          March 31, 1999
                           (Unaudited)


  NHI's largest lessee, NHC, is currently in the process of evaluating its Year 2000 issues. NHC has developed a detailed plan to assess, remediate and test its Year 2000 compliance prior to January 2, 1000. NHC has formed an internal task force and is utilizing its internal resources to assess, remediate and test its systems. NHC's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following five categories: (1) mainframe computer operations, critical application and related networks, (2) personal computer hardware and software, (3) other internal equipment such as infusion pumps, phone systems, monitoring devices and smoke/fire alarms which rely on embedded technology (microchips) or telecommunications, (4) third party payors, and (5) other third party vendors utilized by NHC's healthcare centers such as financial institutions, electrical providers, and food services suppliers. NHC has completed the assessment phase related to its mainframe computer operations and related networks. Although the majority of NHC's information technology applications are already Year 2000 compliant, NHC is currently modifying or replacing applications and hardware as necessary. NHC is expected to complete the remediation and testing of any non-compliant applications and hardware by October 1, 1999. NHC is currently in the assessment phase of its plan for personal computer applications and hardware, internal equipment utilizing embedded technology, third party payors and other third party vendors. NHC is expected to complete the assessment phase for its personal computer applications and hardware and for its internal equipment by October 1, 1999 and to complete remediation and testing by December 31, 1999. It is expected that the assessments of third party payors and third party vendors will be an ongoing process that will continue through December 31, 1999.

  The majority of NHI's mortgagees and lessees participate in the Medicare and Medicaid programs. The lessees and mortgagees are reimbursed under these programs through fiscal intermediaries. The Health Care Financing Administration ("HCFA"), the government agency that administers the Medicare program, had previously publicly stated that it would be Year 2000 compliant by December 31, 1998. HCFA announced that it required all fiscal intermediaries to be Year 2000 compliant by December 31, 1998 and that it expected state Medicaid agencies to be Year 2000 compliant by March 31, 1999. While HCFA has made no public announcement as to whether the fiscal intermediaries and state Medicaid agencies have met this schedule, recent reports by the General Accounting Office report that the various states may not currently be in compliance. With respect to itself, HCFA recently issued a Provider Correspondence Letter dated January 12, 1999 indicating that they have not met their schedule. This letter states that HCFA's systems will function on January 1, 2000 and will be able to process "acceptable" claims.

  The mortgages and lessees have little or no control over the Year 2000 compliance of governmental payors and fiscal intermediaries and it is expected that NHI's assessment of the third party payors will be an ongoing process throughout 1999. NHI will continue to request and seek information through all sources available related to the Year 2000 readiness of the mortgages, lessees, governmental payors and fiscal intermediaries.

                 NATIONAL HEALTH INVESTORS, INC.

                          March 31, 1999
                           (Unaudited)



Year 2000 Costs--

  As a result of its advisory agreement with NHC, costs related to NHI's
Year 2000 readiness plan have not been material and are not expected to be material in future periods. No additional advisory fees have been charged to NHI related to the assessment, remediation or testing of NHI's Year 2000 compliance.

Year 2000 Risks--

  The failure of NHI or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. Based on all available information as of March 31, 1999, management's estimate of NHI's most reasonably likely worst case scenario includes: (i) delayed collection of rent, mortgage principal payments and interest payments, (ii) the disruption of capital flows from banks or other lenders resulting in liquidity stress, and (iii) the disruption of important services upon which NHI depends, such as telecommunications and electrical power. Each of these events could have a material adverse impact on NHI's business, results of operations and financial condition.

Contingency Plans--

  Contingency plans for NHI's Year 2000 issues continue to be developed and include, but are not limited to, the identification of alternate suppliers, alternate technologies and alternate manual systems and processes. NHI's contingency plans are expected to be completed by October 1, 1999.

  NHI's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available. The costs of NHI's Year 2000 compliance plan and the date on which NHI expects to complete it are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third party remediation plans and other factors. NHI can given no assurance that these estimates will be achieved, and actual results could differ materially from NHI's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal assessments, remediation and testing and the timeliness and effectiveness of remediation efforts of third parties. In addition, NHI's analysis of its Year 2000 issues is based in part on information from third parties. There can be no assurance that such information is accurate or complete.

                 NATIONAL HEALTH INVESTORS, INC.

                          March 31, 1999
                           (Unaudited)


Item 3.   Quantitative and Qualitative Information About Market Risk

INTEREST RATE RISK

  The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. All of the Company's mortgage and other notes receivable bear interest at fixed interest rates.
The Company's investments in preferred stock and corporate bonds also bear interest at fixed rates. The underlying mortgages included in the Company's investments in real estate mortgage investment conduits (REMIC's) also bear interest at fixed rates. As a result of the short-term nature of the Company's cash instruments and because the interest rates on the Company's investments in notes receivable, preferred stock, corporate bonds and REMIC's are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

  As of March 31,1999, $128,177,000 of the Company's long-term debt bears interest at fixed interest rates. All of the Company's convertible subordinated debentures bear interest at fixed rates. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. The remaining $36,628,000 of the Company's long-term debt and $70,250,000 line of credit bear interest at variable rates. However, in order to mitigate the impact of fluctuations in interest rates on its variable rate debt, the Company has entered into interest rate swap agreements whereby the Company has exchanged certain variable interest rates on a $50,000,000 notional principal amount for a fixed rate of interest. Therefore, after including the mitigating impact of the interest rate swaps, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

  The Company's use of derivative instruments is limited to the interest rate swaps discussed above. The Company does use derivative instruments for trading purposes and the use of such instruments is subject to strict approvals by the Company's senior officers. The Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.

                 NATIONAL HEALTH INVESTORS, INC.

                          March 31, 1999
                           (Unaudited)

EQUITY PRICE RISK

  The Company's investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities classified as available for sale are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of the Company's investments in marketable securities classified as available for sale.


                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  Not applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)  The annual meeting of the shareholders was held on April 26, 1999.

(b)  Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Jack Tyrrell and W. Andrew Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Mr. Robert T. Webb, Mr. Ted H. Welch and Mr. Richard F. LaRoche, Jr.

                              Voting For    Withholding         Percent For
                                             Authority
Jack Tyrrell                  22,873,832      123,087               93.9%
W. Andrew Adams               22,868,970      127,938               93.9%

PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 1999.

  Voting For        Voting Against          Abstaining           Percent For
  22,865,199           73,449                 58,260                93.85%


Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of exhibits - none required
     (b)  Reports on Form 8-K - none required

                NATIONAL HEALTH INVESTORS, INC.

                         March 31, 1999
                          (Unaudited)



                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATIONAL HEALTH INVESTORS, INC.
                                 (Registrant)


Date May 13, 1999             /s/ Richard F. LaRoche, Jr.
                              Richard F. LaRoche, Jr.
                              Secretary


Date May 13, 1999             /s/ Donald K. Daniel
                              Donald K. Daniel
                              Principal Accounting Officer