Form 10-Q
period 1999-06-30
NATIONAL HEALTH INVESTORS INC
filed 1999-08-16
CIK 877860

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934



For quarter ended   June 30, 1999            Commission file number 33-41863



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

                    Yes   x   No

24,364,888 shares of common stock were outstanding as of July 31, 1999.

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NATIONAL HEALTH INVESTORS, INC.
             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)
                                                  June 30    Dec. 31
                                                    1999       1998
ASSETS                                           (unaudited)
   Real estate properties:
       Land                                         $ 27,783   $ 22,649
       Buildings and improvements                    277,135    267,962
       Construction in progress                          667        798
                                                     305,585    291,409
       Less accumulated depreciation                 (51,257)   (45,871)
          Real estate properties, net                254,328    245,538
   Mortgage and other notes receivable, net          397,715    394,174
   Investment in preferred stock                      38,132     38,132
   Investment in real estate mortgage
     investment conduits                              37,207     36,861
   Cash and cash equivalents                           3,250     20,407
   Marketable securities                              59,303     26,797
   Interest and rent receivable                        7,807      4,542
   Deferred costs and other assets                     3,364      2,747
     Total Assets                                   $801,106   $769,198

LIABILITIES AND DEFERRED INCOME
   Long-term debt                                   $150,242   $151,559
   Credit facilities                                  98,000     58,500
   Convertible subordinated debentures                98,286    100,096
   Accounts payable and other accrued expenses         3,924      1,696
   Accrued interest                                    6,454      6,463
   Dividends payable                                  18,030     18,030
   Deferred income                                     7,767      8,194
          Total Liabilities and Deferred Income      382,703    344,538

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
      $.01 par value; 10,000,000 shares
      authorized; 768,694 and 768,894
      shares, respectively, issued and
      outstanding; stated at liquidation
      preference of $25 per share                     19,217     19,222
   Common stock, $.01 par value:
      40,000,000 shares authorized;
      24,364,888 and 24,364,391 shares,
      respectively, issued and outstanding               244        244
   Capital in excess of par value of common stock    425,463    425,449
   Cumulative net income                             372,743    340,547
   Cumulative dividends                             (394,403)  (357,518)
   Unrealized gains (losses) on securities            (4,861)    (3,284)
     Total Stockholders' Equity                      418,403    424,660
     Total Liabilities and Stockholders' Equity     $801,106   $769,198

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1998 is taken from the audited financial statements at that date.

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                        Three Months Ended         Six Months Ended
                                              June 30                  June 30
                                         1999        1998         1999        1998
                                           (in thousands,
                                       except share amounts)
REVENUES:
   Mortgage interest income           $   11,104  $   13,811   $   23,492  $   28,041
   Rental income                          11,451      10,461       22,603      20,914
   Facility operating revenue              2,149         ---        6,272         ---
   Investment interest and
     other income                          2,831       1,585        5,124       2,982
                                          27,535      25,857       57,491      51,937

EXPENSES:
   Interest                                6,091       4,638       12,219       9,508
   Depreciation of real estate             2,852       2,197        5,354       4,379
   Amortization of loan and
     organization costs                      181         168          348         354
   Facility operating expense              1,568         ---        5,623         ---
   General and administrative                890         965        1,751       1,961
                                          11,582       7,968       25,295      16,202

NET INCOME                                15,953      17,889       32,196  $   35,735

DIVIDENDS TO PREFERRED STOCKHOLDERS          409         421          817         852

NET INCOME APPLICABLE TO
   COMMON STOCK                       $   15,544  $   17,468   $   31,379  $   34,883

NET INCOME PER COMMON SHARE:
   Basic                              $      .64  $      .69   $     1.29  $     1.39
   Diluted                            $      .64  $      .68   $     1.28  $     1.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                              24,364,888  25,370,530   24,364,796  25,149,282
   Diluted                            27,906,229  29,020,920   27,919,439  29,014,925
Common dividends per share
   declared                           $      .74  $      .74   $     1.48  $     1.48

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                      NATIONAL HEALTH INVESTORS, INC.

          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                        Six Months Ended
                                                             June 30
                                                         1999        1998
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 32,196    $ 35,735
   Depreciation of real estate                            5,354       4,379
   Provision for loan losses                              1,706         600
   Amortization of loan and organization costs              348         354
   Interest on debenture conversion                         ---         317
   Deferred income                                          167         695
   Amortization of bond discount                           (670)        ---
   Amortization of deferred income                         (594)     (1,448)
   (Increase) decrease in interest & rent receivable     (3,265)        804
   Increase in other assets                                (965)        (50)
   Increase in accounts payable
     and accrued liabilities                              2,218       1,658
        NET CASH PROVIDED BY OPERATING ACTIVITIES        36,495      43,044

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable              (17,834)    (43,916)
   Collection of mortgage notes receivable               11,876       2,154
   Prepayment of mortgage notes receivable                  ---      63,261
   Acquisition of property and equipment, net           (14,144)     (4,278)
   Investment in marketable securities                  (33,413)    (21,647)
        NET CASH USED IN INVESTING ACTIVITIES           (53,515)     (4,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facilities                       39,500         ---
   Proceeds from long-term debt                             ---         229
   Principal payments on long-term debt                  (1,952)     (1,855)
   Payments of subordinated convertible debentures         (800)        (40)
   Dividends paid to shareholders                       (36,885)    (37,912)
   Sale of stock and exercise of options                    ---         858
        NET CASH USED IN FINANCING ACTIVITIES              (137)    (38,720)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (17,157)       (102)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           20,407      64,915
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  3,250    $ 64,813

                      NATIONAL HEALTH INVESTORS, INC.

          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                         Six Months Ended
                                                             June 30
                                                        1999         1998
                                                          (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $ 10,134    $  8,580

During the six months ended June 30, 1999
   and June 30, 1998, $10,000 and $18,367,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 316 shares
   and 589,952 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $    (10)   $(18,367)
     Financing costs                                   $    ---    $    227
     Accrued interest                                  $     (1)   $   (317)
     Common stock                                      $    ---    $      6
     Capital in excess of par                          $      9    $ 18,451
























The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                     NATIONAL HEALTH INVESTORS, INC.
                    INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                      Cumulative Convertible                   Capital in                          Unrealized     Total
                        Preferred Stock     Common Stock       Excess of  Cumulative   Cumulative  Gains(Losses)  Stock.
(dollars in thousands)  Shares   Amount   Shares      Amount   Par Value  Net Income   Dividends   on Securities  Equity
BALANCE AT 12/31/98    768,894 $ 19,222   24,364,391   $244    $425,449   $340,547     $(357,518)  $ (3,284)      $424,660
Net income                 ---      ---          ---    ---        ---      32,196           ---        ---         32,196
Unrealized gains (losses)
 on securities             ---      ---          ---    ---        ---         ---           ---     (1,577)        (1,577)
Total Comprehensive Income                                                                           30,619
Shares sold                ---      ---          ---    ---        ---         ---           ---        ---            ---
Common shares repurchased  ---      ---          ---    ---        ---         ---           ---        ---            ---
Shares issued in con-
 version of converti-
 ble debentures to
 common stock              ---      ---          316    ---          9         ---           ---        ---              9
Shares issued in con-
 version of preferred
 stock to common stock    (200)      (5)         181    ---          5         ---           ---        ---            ---
Dividends to common
 shareholders (1.48
 per share)                ---      ---          ---    ---        ---         ---       (36,068)       ---        (36,068)
Dividends to preferred
 shareholders ($1.0625
 per share)                ---      ---          ---    ---        ---         ---          (817)        ---          (817)
BALANCE AT 6/30/99     768,694 $ 19,217   24,364,888  $ 244   $425,463    $372,743     $(394,403)   $ (4,861)     $418,403
BALANCE AT 12/31/97    833,664 $ 20,842   24,753,570  $ 248   $434,135    $270,902     $(282,047)   $    ---      $444,080
Net income                 ---      ---          ---    ---        ---      35,735           ---         ---        35,735
Unrealized gains (losses)
  on securities            ---      ---          ---    ---        ---         ---           ---        (883)         (883)
Total Comprehensive Income                                                                                          34,852
Shares sold                ---      ---       25,102    ---        858         ---           ---         ---           858
Shares issued in con-
 version of convertible
 debentures to common
 stock                     ---      ---      589,951      6     18,451         ---           ---          ---       18,457
Shares issued in con-
 version of preferred
 stock to common stock (43,570)  (1,090)      39,418    ---      1,090         ---           ---          ---          ---
Dividends to common
 shareholders ($1.48
 per share)                ---      ---          ---    ---        ---         ---       (37,543)         ---      (37,543)
Dividends to preferred
 shareholders ($1.0625
 per share)                ---      ---          ---    ---        ---         ---          (852)         ---         (852)
BALANCE AT 6/30/98     790,094 $ 19,752   25,408,041  $ 254   $454,534    $306,637     $(320,442)    $   (883)    $459,852

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)



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

                     NATIONAL HEALTH INVESTORS, INC.

       NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1999
                               (Unaudited)

                                Three Months Ended           Six Months Ended
                                     June 30                       June 30
                              1999             1998          1999          1998
BASIC:
Weighted average common
   shares                  24,364,888       25,370,530     24,364,796   25,149,282

Net income                $15,953,000      $17,889,000    $32,196,000  $35,735,000
Dividends paid to pre-
  ferred shareholders        (409,000)        (421,000)      (817,000)     (852,000)
Net income available to
  common stockholders     $15,544,000      $17,468,000    $31,379,000  $34,883,000

Net income per
  common share            $       .64      $       .69    $      1.29  $      1.39

DILUTED:
Weighted average common
  shares                   24,364,888       25,370,530     24,364,796   25,149,282
Stock options                     ---           10,885              1       24,302
Convertible subordinated
  debentures                2,845,690        2,913,794      2,858,967    3,104,517
Cumulative convertible pre-
  ferred stock                695,651          725,711        695,675      736,824
Average common shares
  outstanding              27,906,229       29,020,920     27,919,439   29,014,925

Net income                $15,953,000      $17,889,000    $32,196,000  $35,735,000
Interest expense on
  convertible sub-
  ordinated debentures      1,813,000        1,856,000      3,641,000    3,937,000
Net income assuming con-
  version of subordinated
  convertible debentures
  to common stock         $17,766,000      $19,745,000    $35,837,000  $39,672,000

Net income per common
  share                   $       .64      $       .68    $      1.28  $      1.37


                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)

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

  Proceeds from the sale of investments in available for sale securities during the period ended June 30, 1999 were $538,000. Gross investment gains of $60,000 were realized on these sales during the period ended June 30, 1999.


Note 4.  COMMITMENTS AND GUARANTEES:

  At June 30, 1999, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $15,300,000 in health care real estate projects of which approximately $12,000,000 is eligible to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term care centers, one medical office building, and three assisted living facilities, all at rates ranging from 9% to 11.5%. NHI has recorded deferred income for commitment fees related to these loans where applicable.

  In order to obtain the consent of appropriate lenders to National HealthCare Corporation's ("NHC"'s) transfer of assets to NHI, NHI guaranteed certain debt ($15,999,000 at June 30, 1999) of NHC. The debt is at fixed rates with a weighted average interest rate of 8.3% at June 30, 1999. NHI receives from NHC compensation of approximately $80,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

  Additionally, NHI has also guaranteed bank loans in the amount of $1,549,000 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.

  NHI's bank credit facility (outstanding balance $20,956,000 at June 30, 1999) was financed through National HealthCare Corporation, National Health Corporation ("National") and through National Health Corporation Leveraged Employee Stock Ownership Plan and Trust before being transferred to NHI with the creation of NHI in 1991.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)


  On July 30, 1999, National was notified by SunTrust Bank of Nashville, N.A., the Agent for itself and certain other lenders for the above-referenced loan, that as Agent it disputes the allocation of certain collateral between itself and another lending institution.

  National is actively negotiating for resolution of this dispute. In the event the dispute is not resolved, the Agent may call the loan into default. If the loan is called into default, payments by NHI to repay the loan may have a material adverse impact upon NHI's cash flows and liquidity.


Note 5.  CONVERTIBLE SUBORDINATED DEBENTURES:

  At June 30, 1999, $56,286,000 of 7% convertible subordinated debentures (the "1997 debentures"), due on February 1, 2004, remain outstanding. The 1997 debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. During the six months ended June 30, 1999, none of the 1997 debentures were converted into common stock. NHI has reserved 1,500,960 shares of common stock for conversions of 1997 debentures.

  At June 30, 1999, $38,060,000 of 7.75% convertible subordinated debentures (the "1995 debentures"), due on January 1, 2001, remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the six months ended June 30, 1999, $10,000 of the 1995 debentures have been converted into 316 shares of common stock. NHI has reserved 1,203,478 shares of common stock for conversions of 1995 debentures.

  At June 30, 1999, $3,735,000 of 7% convertible subordinated debentures due on January 1, 2006, remain outstanding related to "1995 debt service debentures" issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. During the six months ended June 30, 1999, $1,800,000 of the debentures were redeemed and none of the debentures were converted into common stock. NHI has reserved 102,747 shares of common stock for conversion of 1995 debt service debentures.

  At June 30, 1999, $205,000 of the 10% senior convertible subordinated debentures (the "senior debentures"), due 2006 remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the six months ended June 30, 1999, none of the senior debentures were converted. The Company has reserved 10,250 shares of common stock for conversion of the senior debentures.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)


Note 6.  CUMULATIVE CONVERTIBLE PREFERRED STOCK:

  In February and March 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly. At June 30, 1999, $19,217,350 of the preferred stock remains outstanding.

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


Note 7.  NEW ACCOUNTING PRONOUNCEMENT:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal quarters beginning after June 15, 2000. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.


Note 8.  FORECLOSURE ON MORTGAGES RECEIVABLE

  In 1993, NHI funded a mortgage loan for Stockbridge Investment Partners, Inc. and its subsidiary York Hannover Nursing Centers, Inc. in the original principal amount of $29,500,000. Collateral for the loan includes first mortgages on six long-term healthcare centers located in the state of Florida, the personal guarantee of certain of the owners, certain accounts receivable balances above another creditor's $2,000,000 loan, and the corporate guarantee of NHC for up to $5,000,000 of principal and interest. After demand, on June 30, NHC collateralized its guarantee with marketable securities having a then fair market value of approximately $4.8 million.

                NATIONAL HEALTH INVESTORS, INC.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1999
                          (Unaudited)


  On March 22, 1999 and April 1, 1999, NHI declared the borrowers in default under the terms of the loan agreements. The events of default included the violation of the financial covenants contained in the loan agreement and the failure to make timely payments of principal and interest. After expiration of the applicable grace period, NHI filed a foreclosure action against the borrowers, and also joined with two other creditors to place the borrowers in involuntary bankruptcy. The debtors converted this into a voluntary bankruptcy on June 10, 1999, and the court, after a July, 1999, hearing appointed a trustee for the debtor.

  The balance due on the loan (after the application of certain debt service reserves) is approximately $25,771,000. NHI is currently evaluating the healthcare center portion of the collateral given the recent changes in reimbursement by Medicare and other circumstances affecting the centers. However, NHI does believe that all of the combined collateral (including the personal and corporate guarantees as collateralized) will be sufficient to recover its loan balance and accrued interest.

  In 1996, NHI funded mortgage loans for Heartland Healthcare Corporation in the original principal amount of $25,805,500. In 1997, NHI funded mortgage loans for Buckley Nursing Home, Inc. and Greenfield Associates Real Estate Trust in the original principal amount of $10,000,000, and to OHI Realty Limited Partnership I and OHI Corporation d/b/a/ Oasis Healthcare in the original principal amount of $8,300,000. Phoenix Healthcare Corp. (formerly Iatros Health Network) and its subsidiary, OHI Corporation, which does business as Oasis Healthcare, is the manager and guarantor of all facilities securing these loans. Collateral for the loans include first mortgages on seven long-term healthcare facilities and one retirement center located in the states of Massachusetts and New Hampshire, the corporate guarantee of Phoenix Healthcare Corp., and certain accounts receivable.

  In May 1999, NHI declared the borrowers in default under the terms of the loan agreements. The events of default include the violation of the financial covenants contained in the loan agreement and the failure to make timely payments of principal and interest.

  The aggregate balance due on these loans is approximately $44,100,000.
NHI is currently evaluating the healthcare center portion of the collateral given the changes in reimbursement by Medicare and other circumstances affecting the centers. Effective August 10, 1999, NHI's subsidiary designee was deeded or otherwise transferred all of the various debtor's rights in the collateral. New Hampshire has licensed NHI's subsidiary as the provider effective August 11, 1999, and Massachusetts' approval should occur shortly. At this time, NHI is not certain that all of the combined collateral will be sufficient to recover its entire loan balance or that it will find a long-term operator which can purchase, lease, or otherwise operate the facilities at the debt service levels paid by the prior owner.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1999
                           (Unaudited)



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of June 30, 1999, NHI had interests in net real estate owned, and investments in mortgages, REMICs, preferred stock and marketable securities resulting in total invested assets of $786.7 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease to operators on a nationwide basis with an emphasis on primarily the long-term health care industry.

  As of June 30, 1999, the Company was diversified with investments in 203 health care facilities located in 26 states consisting of 149 long-term care facilities, two acute care hospitals, eight medical office buildings, 21 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $397.7 million aggregate principal amount of loans to 33 borrowers, $254.3 million of purchase leaseback transactions with seven lessees and $37.2 million invested in REMIC pass through certificates backed by first mortgage loans to 14 operators. Of these 203 facilities, 43 are leased to National HealthCare Corporation ("NHC") and nine additional facilities are managed by NHC. NHC is the Company's investment advisor. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 19.8% of total invested assets on June 30, 1999.

  At June 30, 1999, 61.0% of the total invested assets of the health care facilities were operated by public operators, 23.0% by regional operators, and 16.0% by small operators.


Liquidity and Capital Resources

Sources and Uses of Funds

  NHI has generated net cash from operating activities during the first six months of 1999 totaling $36.5 million compared to $43.0 million in the prior period. The primary reason for this year to year decline was a reduction in net income and an increase in interest and rent receivable. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, and working capital changes.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1999
                           (Unaudited)


  Cash flows from investing activities during the first six months of 1999 included collection on mortgage notes receivable of $11.9 million compared to $2.2 million for the prior period, along with prepayment of $63.3 million of mortgage notes receivable in the prior period.

  Cash flows used in investing activities during the first six months of 1999 included investment in mortgage notes receivable of $17.8 million, real estate properties of $14.1 million, and marketable securities of $33.4 million. Cash flows used in investing activities of the prior period included investment in mortgage notes receivable of $43.9 million and real estate properties of $4.3 million, and marketable securities of $21.6 million.

  Cash flows from financing activities for the first six months of 1999 included $39.5 million from credit facility proceeds, compared to proceeds from long term debt for the prior period of $.2 million.

  Cash flows used in financing activities for the first six months of 1999 included principal payments on long-term debt of $2.0 million and dividends paid to shareholders of $36.9 million. This compares to principal payments on long term debt of $1.9 million and dividends paid to shareholders of $37.9 million in the prior period.

  NHI expects to maintain the current quarterly dividend of 74 cents per common share in 1999, assuming continued success in the Company's investment program.

  The amount available to be drawn on NHI's $100 million revolving line of credit was $2.0 million at June 30, 1999. NHI's nonconvertible debt as a percentage of total capitalization is 31.0% at June 30, 1999.

Commitments

  At June 30, 1999, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $15.3 million in health care real estate projects, of which approximately $12.0 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for five long-term health care centers, one medical office building, and three assisted living facilities all at rates ranging from 9% to 11.5%.

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

                          June 30, 1999
                           (Unaudited)


  The Company believes it has sufficient liquidity and financing capability to finance future investments as well as to repay borrowings at or prior to their maturity.


Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  Net income for the three months ended June 30, 1999 is $16.0 million versus $17.9 million for the same period in 1998, a decrease of 10.7%. Diluted earnings per common share decreased 4 cents or 5.9%, to $.64 in the 1999 period from $.68 in the 1998 period.

  Earnings for the prior year three month ended June 30, 1998 included
$1.9 million or $.08 per share basic or $.07 per share diluted of nonrecurring net income. This nonrecurring income is primarily from the receipt of commitment fees and prepayment penalties from early loan repayments in the three months ended June 30, 1998.

  Total revenues for the three months ended June 30, 1999 increased $1.6 million to $27.5 million from $25.9 million for the three months ended June 30, 1998. Revenues from mortgage interest income decreased $2.7 million, or 19.6%, when compared to the same period in 1998. Revenues from rental income increased $1.0 million, or 9.5% in 1999 as compared to the same period in 1998. Facility operating revenue was $2.1 million in 1999 compared to $0.0 million in 1998. Revenues from investment interest, dividends and other income increased $1.2 million or 78.6% compared to the 1998 period.

  The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding. Furthermore, mortgage interest income included no prepayment penalties and unamortized commitment fees applicable to early loan repayments in the three months ended June 30, 1999 as compared to $1.9 million in the 1998 period.

  The increase in rental income resulted primarily from the increase in investments in real estate properties of $50.6 million during the last 12 months. The increase in investment interest and other income is due to the investment in September, 1998 of $38.1 million in the preferred stock of LTC Properties, Inc. and in $41.8 million in marketable securities during the last 12 months. The increase in facility operating revenue is due to the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers on October 16, 1998.

  Total expenses for the 1999 three month period increased $3.6 million or 45.4% to $11.6 million from $8.0 million for the 1998 three month period. Interest expense increased $1.5 million or 31.3% in the 1999 three month period as compared to the 1998 period. Depreciation of real estate increased $.7 million or 29.8%. Facility operating expense increased to $1.6 million in 1999 compared to $0.0 million in 1998. General and administrative costs decreased 7.8%.

                NATIONAL HEALTH INVESTORS, INC.

                         June 30, 1999
                          (Unaudited)


  Interest expense increased due to increased borrowing on credit facilities compared to the quarter a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions. Facility operating expense increased due to the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers on October 16, 1998.

  The 1998 repurchase of 1,122,000 shares of common stock for $31.3 million resulted in a reduction of weighted average basic and diluted common shares outstanding in the three months ended June 30, 1999 of 1,122,000. The repurchase resulted in an increase in the 1999 period net income per share of 3 cents basic and 2 cents diluted.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

  Net income for the six months ended June 30, 1999 is $32.2 million versus $35.7 million for the same period in 1998, a decrease of 9.9%. Diluted earnings per common share decreased 9 cents or 6.6%, to $1.28 in the 1999 period from $1.37 in the 1998 period.

  Earnings for the prior year six months ended June 30, 1998 included $3.8 million or $.15 per share basic or $.13 per share diluted of nonrecurring net income. This nonrecurring income is primarily from the receipt of commitment fees and prepayment penalties from early loan repayments in the six months ended June 30, 1998.

  Total revenues for the six months ended June 30, 1999 increased $5.6 million to $57.5 million from $51.9 million for the six months ended June 30, 1998, an increase of 10.7%. Revenues from mortgage interest income decreased $4.5 million, or 16.2%, when compared to the same period in 1998. Revenues from rental income increased $1.7 million, or 8.1% in 1999 as compared to the same period in 1998. Facility operating revenue was $6.3 million in 1999 compared to $0.0 million in 1998. Revenues from investment interest, dividends and other income increased $2.1 million or 71.8% compared to the 1998 period.

  The decrease in mortgage interest income is due to a decline in the
average amount of mortgage investments outstanding.   Furthermore, mortgage
interest income included no prepayment penalties and unamortized commitment fees applicable to early loan repayments in the six months ended June 30, 1999 as compared to $3.8 million in the 1998 period.

  The increase in rental income resulted primarily from the increase in investments in real estate properties of $50.6 million during the last 12 months. The increase in investment interest and other income is due to the investment in September, 1998 of $38.1 million in the preferred stock of LTC Properties, Inc. and $41.8 million in marketable securities during the last 12 months. The increase in facility operating revenue is due to the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers on October 16, 1998.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1999
                           (Unaudited)



  Total expenses for the 1999 six month period increased $9.1 million or 56.1% to $25.3 million from $16.2 million for the 1998 six month period. Interest expense increased $2.7 million or 28.5% in the 1999 six month period as compared to the 1998 period. Depreciation of real estate increased $1.0 million or 22.3%. Facility operating expense increased to $5.6 million in 1999 compared to $0.0 million in 1998. General and administrative costs decreased 10.7%.

  Interest expense increased due to increased borrowings on credit facilities compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions. Facility operating expense increased due to the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers on October 16, 1998.

  The 1998 repurchase of 1,122,000 shares of common stock for $31.3 million resulted in a reduction of weighted average basic and diluted common shares outstanding in the six months ended June 30, 1999 of 1,122,000. The repurchase resulted in an increase in the 1999 period net income per share of 6 cents basic and 5 cents diluted.


Future Growth

  If capital is available, the Company expects to make new investments in health care facilities or marketable securities that would increase interest and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.


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

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1999
                           (Unaudited)



Health Care Legislation

  Rental income revenues are believed by management to be secure.
Excluding the possibility of mortgage prepayments or defaults as described in
Note 8 of the financial statements, interest income revenues are also believed by management to be secure. However, a significant portion of NHI's rental income and interest income are derived from lessees and mortgagees that participate in the Medicare and Medicaid programs. During 1997, the federal government enacted the Balanced Budget Act of 1997 (BBA) which contains numerous Medicare Nd Medicaid cost-saving measures. As part of these cost savings measures, BBA requires that nursing homes transition to a prospective payment system over a three year transition period. The BBA also contains certain measures which have or will lead to reductions in Medicare payments for home health agency services and therapy services. NHI is unable to predict the ultimate effect the enactment of the BBA will have on the mortgagees' ability to make their lease and debt service payments to NHI.


New Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as asset or liability measured at its fair value.
SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal quarters beginning after June 15, 2000. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.


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

                          June 30, 1999
                           (Unaudited)


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

  For each of the above categories, NHI, through its advisor (NHC), will perform or has performed the phases of assessment, remediation and testing of the applicable hardware, software or equipment, as applicable. The assessment phase has been completed for category 1. The remediation phase is underway and modifications of noncompliant application programs have begun. NHI has historically developed the majority of its application programs internally. All internally developed systems have been assessed and inventoried and plans have been made to modify or replace them, if necessary, in order to make them Year 2000 compliant. Purchased applications are either being modified, replaced or upgraded. Most critical applications, whether internally developed or purchased externally, have been tested and are already Year 2000 compliant. All server hardware, dumb terminals and printers have also been assessed, repaired as necessary and tested and are now Year 2000 compliant.
It is expected that the remediation and testing phases related to category 1 will be completed by October 1, 1999.

  NHI is currently in the assessment phase for categories 2, 3 and 4. For personal computer software vendors, NHI is aware of the packages that will not be Year 2000 compliant and is currently in the process of assessing the types of packages utilized by each personal computer. This assessment is expected to be completed by October 1, 1999 with remediation and testing to be completed by December 31, 1999. NHI has also requested all mortgages, lessees and other third party vendors (financial institutions, electrical providers, etc.) to disclose their current Year 2000 readiness and their plan for achieving Year 2000 readiness. Responses have been received from most vendors and third parties. For those vendors and third parties that have not yet responded, NHI is in the process of sending out additional requests. Although most third party vendors have indicated that they are currently Year 2000 compliant or expect to be compliant prior to January 1, 2000, there can be no assurance that such third parties will achieve Year 2000 compliance by January 1, 2000.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1999
                           (Unaudited)



  NHI's largest lessee, NHC, is currently in the process of evaluating its Year 2000 issues. NHC has developed a detailed plan to assess, remediate and test its Year 2000 compliance. NHC has formed an internal task force and is utilizing its internal resources to assess, remediate and test its systems. NHC's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following five categories: (1) mainframe computer operations, critical application and related networks, (2) personal computer hardware and software,
(3) other internal equipment such as infusion pumps, phone systems, monitoring devices and smoke/fire alarms which rely on embedded technology (microchips) or telecommunications, (4) third party payors, and (5) other third party vendors utilized by NHC's healthcare centers such as financial institutions, electrical providers, and food services suppliers. NHC has completed the assessment phase related to its mainframe computer operations and related networks. Although the majority of NHC's information technology applications are already Year 2000 compliant, NHC is currently modifying or replacing applications and hardware as necessary. NHC is expected to complete the remediation and testing of any noncompliant applications and hardware by October 1, 1999. NHC is currently in the assessment phase of its plan for personal computer applications and hardware, internal equipment utilizing embedded technology, third party payors and other third party vendors. NHC is expected to complete the assessment phase for its personal computer applications and hardware and for its internal equipment by October 1, 1999 and to complete remediation and testing by December 31, 1999. It is expected that the assessments of third party payors and third party vendors will be an ongoing process that will continue through December 31, 1999.

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

                          June 30, 1999
                           (Unaudited)



Year 2000 Costs--

  As a result of its advisory agreement with NHC, costs related to NHI's
Year 2000 readiness plan have not been material and are not expected to be material in future periods. No additional advisory fees have been charged to NHI related to the assessment, remediation or testing of NHI's Year 2000 compliance.

Year 2000 Risks--

  The failure of NHI or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. Based on all available information as of June 30, 1999, management's estimate of NHI's most reasonably likely worst case scenario includes: (i) delayed collection of rent, mortgage principal payments and interest payments, (ii) the disruption of capital flows from banks or other lenders resulting in liquidity stress, and (iii) the disruption of important services upon which NHI depends, such as telecommunications and electrical power. Each of these events could have a material adverse impact on NHI's business, results of operations and financial condition.

Contingency Plans--

  Contingency plans for NHI's Year 2000 issues continue to be developed and include, but are not limited to, the identification of alternate suppliers, alternate technologies and alternate manual systems and processes. NHI's contingency plans are expected to be completed by October 1, 1999.

  NHI's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available. The costs of NHI's Year 2000 compliance plan and the date on which NHI expects to complete it are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third party remediation plans and other factors. NHI can give no assurance that these estimates will be achieved, and actual results could differ materially from NHI's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal assessments, remediation and testing and the timeliness and effectiveness of remediation efforts of third parties. In addition, NHI's analysis of its Year 2000 issues is based in part on information from third parties. There can be no assurance that such information is accurate or complete.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 1999
                           (Unaudited)



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

  As of June 30, 1999, $113,987,000 of the Company's long-term debt bears interest at fixed interest rates. All of the Company's convertible subordinated debentures bear interest at fixed rates. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. The remaining $36,255,000 of the Company's long-term debt and $98,000,000 line of credit bear interest at variable rates. However, in order to mitigate the impact of fluctuations in interest rates on its variable rate debt, the Company has entered into interest rate swap agreements whereby the Company has exchanged certain variable interest rates on a $50,000,000 notional principal amount for a fixed rate of interest. Therefore, after including the mitigating impact of the interest rate swaps, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

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

                          June 30, 1999
                           (Unaudited)

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



                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.  None, other than as disclosed in Note 8.

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

                              NATIONAL HEALTH INVESTORS, INC.
                                 (Registrant)


Date August 13, 1999          /s/ Richard F. LaRoche, Jr.
                              Richard F. LaRoche, Jr.
                              Secretary


Date August 13, 1999          /s/ Donald K. Daniel
                              Donald K. Daniel
                              Principal Accounting Officer