Form 10-Q
period 1999-09-30
NATIONAL HEALTH INVESTORS INC
filed 1999-11-12
CIK 877860

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 of 15(d)
              of the Securities Exchange Act of 1934



For quarter ended   September 30, 1999       Commission file number 33-41863



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

                    Yes   x   No

24,364,888 shares of common stock were outstanding as of October 31, 1999.

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                         NATIONAL HEALTH INVESTORS, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                                        Sept. 30   Dec. 31
                                                          1999       1998
ASSETS                                                      (unaudited)
   Real estate properties:
       Land                                              $ 31,019   $ 22,649
       Buildings and improvements                         320,697    267,962
       Construction in progress                             1,379        798
                                                          353,095    291,409
       Less accumulated depreciation                      (54,331)   (45,871)
         Real estate properties, net                      298,764    245,538
   Mortgage and other notes receivable, net               349,104    394,174
   Investment in preferred stock                           38,132     38,132
   Investment in real estate mortgage
     investment conduits                                   37,437     36,861
   Cash and cash equivalents                               12,652     20,407
   Marketable securities                                   54,944     26,797
   Accounts receivable                                     12,174      4,542
   Deferred costs and other assets                          3,265      2,747
     Total Assets                                        $806,472   $769,198

LIABILITIES AND DEFERRED INCOME
   Long-term debt                                        $174,610   $151,559
   Credit facilities                                       88,000     58,500
   Convertible subordinated debentures                     97,286    100,096
   Accounts payable and other accrued expenses              5,625      1,696
   Accrued interest                                         3,305      6,463
   Dividends payable                                       18,030     18,030
   Deferred income                                          8,432      8,194
          Total Liabilities and Deferred Income           395,288    344,538

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
       $.01 par value; 10,000,000 shares
       authorized; 768,694 and 768,894
       shares, respectively, issued and
       outstanding; stated at liquidation
       preference of $25 per share                         19,217     19,222
   Common stock, $.01 par value:
       40,000,000 shares authorized;
       24,364,888 and 24,364,391 shares,
       respectively, issued and outstanding                   244        244
   Capital in excess of par value of common stock         425,463    425,449
   Cumulative net income                                  388,528    340,547
   Cumulative dividends                                  (412,841)  (357,518)
   Unrealized gains (losses) on securities                 (9,427)    (3,284)
     Total Stockholders' Equity                           411,184    424,660
     Total Liabilities and Stockholders' Equity          $806,472   $769,198

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1998 is taken from the audited financial statements at that date.

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                        Three Months Ended        Nine Months Ended
                                           September 30              September 30
                                          1999         1998         1999        1998
                                           (in thousands,
                                       except share amounts)
REVENUES:
   Mortgage interest income           $   11,497  $   13,706   $   34,989  $   41,747
   Rental income                          11,506      10,610       34,109      31,524
   Facility operating revenue              5,613         ---       11,885         ---
   Investment interest, dividends
     and other income                      2,996       1,518        8,120       4,500
                                          31,612      25,834       89,103      77,771

EXPENSES:
   Interest                                6,634       4,677       18,853      14,185
   Depreciation of real estate             3,074       2,205        8,428       6,584
   Amortization of loan costs                195         167          543         521
   Facility operating expenses             5,170         ---       10,793         ---
   General and administrative                754       1,017        2,505       2,978
                                          15,827       8,066       41,122      24,268

NET INCOME                                15,785      17,768       47,981      53,503

DIVIDENDS TO PREFERRED STOCKHOLDERS          408         415        1,225       1,267

NET INCOME APPLICABLE TO
   COMMON STOCK                       $   15,377  $   17,353   $   46,756  $   52,236

NET INCOME PER COMMON SHARE:
   Basic                              $      .63  $      .69   $     1.92  $     2.08
   Diluted                            $      .63  $      .68   $     1.91  $     2.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                              24,364,888  25,067,264   24,364,827  25,121,758
   Diluted                            27,851,294  28,662,842   27,896,724  28,897,379
Common dividends per share
   declared                           $      .74  $      .74   $     2.22  $     2.22

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                      NATIONAL HEALTH INVESTORS, INC.

          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                        Nine Months Ended
                                                           September 30
                                                         1999        1998
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 47,981    $ 53,503
   Depreciation of real estate                            8,428       6,584
   Provision for loan losses                              2,980         974
   Amortization of loan costs                               543         521
   Interest on debenture conversion                         ---         320
   Deferred income                                        1,075       1,485
   Amortization of bond discount                         (1,117)        ---
   Amortization of deferred income                         (837)     (1,716)
   Increase in accounts receivable                       (8,652)       (122)
   Increase in other assets                              (1,061)        (97)
   Increase (decrease) in accounts payable
     and accrued liabilities                                770      (1,945)
        NET CASH PROVIDED BY OPERATING ACTIVITIES        50,110      59,507

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable              (20,883)    (49,722)
   Collection of mortgage notes receivable               14,667       3,013
   Prepayment of mortgage notes receivable                  ---      74,893
   Acquisition of property and equipment, net           (14,904)     (5,737)
   Investment in preferred stock                            ---     (38,500)
   Investment in marketable securities                  (33,173)    (21,647)
        NET CASH USED IN INVESTING ACTIVITIES           (54,293)    (37,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facilities                       29,500         ---
   Proceeds from long-term debt                          25,701         242
   Principal payments on long-term debt                  (2,650)     (2,466)
   Payments of subordinated convertible debentures         (800)        (40)
   Dividends paid to shareholders                       (55,323)    (57,128)
   Sale of stock and exercise of options                    ---       1,074
   Repurchase of common stock                               ---     (23,665)
        NET CASH USED IN FINANCING ACTIVITIES            (3,572)    (81,983)

DECREASE IN CASH AND CASH EQUIVALENTS                    (7,755)    (60,176)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           20,407      64,915
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 12,652    $  4,739

                      NATIONAL HEALTH INVESTORS, INC.

          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                        1999         1998
                                                          (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $ 18,786    $ 15,552

During the nine months ended September 30, 1999
   and September 30, 1998, $10,000 and $18,827,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 316 shares
   and 604,497 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $    (10)   $(18,827)
     Financing costs                                   $    ---    $    234
     Accrued interest                                  $     (1)   $   (320)
     Common stock                                      $    ---    $      6
     Capital in excess of par                          $      9    $ 18,907
























The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                     NATIONAL HEALTH INVESTORS, INC.
                    INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      Cumulative Convertible                   Capital in                        Unrealized     Total
                        Preferred Stock        Common Stock    Excess of  Cumulative  Cumulative Gains(Losses)  Stock.
(dollars in thousands)  Shares   Amount      Shares     Amount Par Value  Net Income  Dividends  on Securities  Equity
BALANCE AT 12/31/98    768,894 $ 19,222      24,364,391 $244   $425,449   $340,547    $(357,518) $ (3,284)      $424,660
Net income                 ---      ---             ---  ---        ---     47,981          ---       ---         47,981
Unrealized gains (losses)
 on securities             ---      ---             ---  ---        ---        ---          ---    (6,143)        (6,143)
Total Comprehensive Income                                                                         41,838
Shares issued in con-
 version of converti-
 ble debentures to
 common stock              ---      ---             316  ---          9        ---          ---       ---              9
Shares issued in con-
 version of preferred
 stock to common stock    (200)      (5)            181  ---          5        ---          ---       ---            ---
Dividends to common
 shareholders ($2.22
 per share)                ---      ---             ---  ---        ---        ---      (54,098)      ---        (54,098)
Dividends to preferred
 shareholders ($1.594
 per share)                ---      ---             ---  ---        ---        ---       (1,225)      ---         (1,225)
BALANCE AT 9/30/99     768,694 $ 19,217      24,364,888$ 244   $425,463   $388,528    $(412,841) $ (9,427)      $411,184
BALANCE AT 12/31/97    833,664 $ 20,842      24,753,570$ 248   $434,135   $270,902    $(282,047) $    ---       $444,080
Net income                 ---      ---             ---  ---        ---     53,503          ---       ---         53,503
Unrealized gains (losses)
  on securities            ---      ---             ---  ---        ---        ---          ---    (2,085)        (2,085)
Total Comprehensive Income                                                                                        51,418
Shares sold                ---      ---          32,973  ---      1,074        ---          ---       ---          1,074
Common shares repurchased  ---      ---        (846,575)  (8)   (23,657)       ---          ---       ---        (23,665)
Shares issued in conver-
 sion of convertible deben-
 tures to common stock     ---      ---         604,496    6     18,907        ---          ---       ---         18,913
Shares issued in con-
 version of preferred
 stock to common stock (54,570)  (1,365)         49,369  ---      1,365        ---          ---       ---            ---
Dividends to common
 shareholders ($2.22
 per share)                ---      ---             ---  ---        ---        ---      (55,741)      ---        (55,741)
Dividends to preferred
 shareholders ($1.594
 per share)                ---      ---             ---  ---        ---        ---       (1,267)      ---         (1,267)
BALANCE AT 9/30/98     779,094 $ 19,477      24,593,833$ 246   $431,824   $324,405    $(339,055)      $ (2,085) $434,812

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)



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

                      NATIONAL HEALTH INVESTORS, INC.

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1999
                                (Unaudited)

                               Three Months Ended            Nine Months Ended
                                  September 30                  September 30
                              1999             1998           1999         1998
BASIC:
Weighted average common
   shares                  24,364,888       25,067,264     24,364,827   25,121,758

Net income                $15,785,000      $17,768,000    $47,981,000  $53,503,000
Dividends paid to pre-
  ferred shareholders        (408,000)        (415,000)    (1,225,000)  (1,267,000)
Net income available to
  common stockholders     $15,377,000      $17,353,000    $46,756,000  $52,236,000

Net income per
  common share            $       .63      $       .69    $      1.92  $      2.08

DILUTED:
Weighted average common
  shares                   24,364,888       25,067,264     24,364,827   25,121,758
Stock options                     ---            4,220            ---       17,608
Convertible subordinated
  debentures                2,790,755        2,880,086      2,836,230    3,029,707
Cumulative convertible pre-
  ferred stock                695,651          711,272        695,667      728,306
Average common shares
  outstanding              27,851,294       28,662,842     27,896,724   28,897,379

Net income                $15,785,000      $17,768,000    $47,981,000  $53,503,000
Interest expense on
  convertible sub-
  ordinated debentures      1,784,000        1,829,000      5,425,000    5,766,000
Net income assuming con-
  version of subordinated
  convertible debentures
  to common stock         $17,569,000      $19,597,000    $53,406,000  $59,269,000

Net income per common
  share                   $       .63      $       .68    $      1.92  $      2.05

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)

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

  Proceeds from the sale of investments in available for sale securities during the nine months ended September, 1999 were $804,000. Gross investment gains of $83,000 were realized on these sales during the nine months ended September 30, 1999.

Note 4.  COMMITMENTS AND GUARANTEES:

  At September 30, 1999, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $10,216,000 in health care real estate projects of which approximately $8,216,000 is eligible to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for two long-term care centers, one medical office building, and three assisted living facilities, all at rates ranging from 9% to 11.5%. NHI has recorded deferred income for commitment fees related to these loans where applicable.

  In order to obtain the consent of appropriate lenders to National
HealthCare Corporation's ("NHC"'s) transfer of assets to NHI, NHI guaranteed certain debt ($15,999,000 at September 30, 1999) of NHC. The debt is at fixed rates with a weighted average interest rate of 8.3% at September 30, 1999.
NHI receives from NHC compensation of approximately $80,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

  Additionally, NHI has also guaranteed bank loans in the amount of $1,448,250 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.

  One of NHI's credit facilities (outstanding balance $20,956,000 at September 30, 1999) was financed through National HealthCare Corporation, National Health Corporation ("National") and through National Health Corporation Leveraged Employee Stock Ownership Plan and Trust before being transferred to NHI with the creation of NHI in 1991.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)


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


Note 5.  CONVERTIBLE SUBORDINATED DEBENTURES:

  At September 30, 1999, $56,286,000 of 7% convertible subordinated debentures (the "1997 debentures"), due on February 1, 2004, remain outstanding. The 1997 debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. During the nine months ended September 30, 1999, none of the 1997 debentures were converted into common stock. NHI has reserved 1,500,960 shares of common stock for conversions of 1997 debentures.

  At September 30, 1999, $38,060,000 of 7.75% convertible subordinated debentures (the "1995 debentures"), due on January 1, 2001, remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the nine months ended September 30, 1999, $10,000 of the 1995 debentures have been converted into 316 shares of common stock. NHI has reserved 1,203,478 shares of common stock for conversions of 1995 debentures.

  At September 30, 1999, $2,735,000 of 7% convertible subordinated debentures due on January 1, 2006, remain outstanding related to "1995 debt service debentures" issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. During the nine months ended September 30, 1999, $2,800,000 of the debentures were redeemed and none of the debentures were converted into common stock.
NHI has reserved 72,444 shares of common stock for conversion of 1995 debt service debentures.

  At September 30, 1999, $205,000 of the 10% senior convertible subordinated debentures (the "senior debentures"), due 2006 remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the nine months ended September 30, 1999, none of the senior debentures were converted. The Company has reserved 10,250 shares of common stock for conversion of the senior debentures.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)


Note 6.  CUMULATIVE CONVERTIBLE PREFERRED STOCK:

  In February and March 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly. At September 30, 1999, $19,217,350 of the preferred stock remains outstanding.

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


Note 7.  NEW ACCOUNTING PRONOUNCEMENT:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, "Deferral of the Effective Date of SFAS 133", is effective for fiscal quarters beginning after June 15, 2000. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.


Note 8.  FORECLOSURE ON MORTGAGES RECEIVABLE:

Stockbridge Investment Partners, Inc.

  In 1993, NHI funded a mortgage loan for Stockbridge Investment Partners, Inc. and its subsidiary York Hannover Nursing Centers, Inc. in the original principal amount of $29,500,000. Collateral for the loan includes first mortgages on six long-term healthcare centers located in the state of Florida,

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999


the personal guarantee of certain of the owners, certain accounts receivable balances above another creditor's $2,000,000 loan, and the corporate guarantee of NHC for up to $5,000,000 of principal and interest. On June 30, 1999, NHC collateralized its guarantee with marketable securities having a then fair market value of approximately $4.8 million.

  On March 22, 1999 and April 1, 1999, NHI declared the borrowers in default under the terms of the loan agreements. The events of default included the violation of the financial covenants contained in the loan agreement and the failure to make timely payments of principal and interest. After expiration of the applicable grace period, NHI filed a foreclosure action against the borrowers, and also joined with two other creditors to place the borrowers in involuntary bankruptcy. The debtors converted this into a voluntary bankruptcy on June 10, 1999, and the court, after a July, 1999 hearing appointed a trustee for the debtor.

  The carrying value of the principal and accrued interest on the loan at September 30, 1999 (after the application of certain debt service reserves) is approximately $25,839,000. NHI is currently evaluating the healthcare center portion of the collateral given the recent changes in reimbursement by Medicare and other circumstances affecting the centers. However, NHI does believe that all of the combined collateral (including the personal and corporate guarantees as collateralized) will be sufficient to recover its loan balance and accrued interest.

  NHI's policy is to continue to accrue interest on foreclosed or non-performing loans up to a maximum total carrying value equal to the fair value of the respective collateral.

Iatros Health Network

  In 1996, NHI funded mortgage loans for Heartland Healthcare Corporation in the original principal amount of $25,805,500. In 1997, NHI funded mortgage loans for Buckley Nursing Home, Inc. and Greenfield Associates Real Estate Trust in the original principal amount of $10,000,000, and to OHI Realty Limited Partnership I and OHI Corporation d/b/a/ Oasis Healthcare in the original principal amount of $8,300,000. Phoenix Healthcare Corp. (formerly Iatros Health Network) and its subsidiary, OHI Corporation, which did business as Oasis Healthcare, was the manager and guarantor of all facilities securing these loans. Collateral for the loans included first mortgages on seven long-term healthcare facilities and one retirement center located in the states of Massachusetts and New Hampshire, the corporate guarantee of Phoenix Healthcare Corp., and certain accounts receivable.

  In May 1999, NHI declared the borrowers in default under the terms of the loan agreements. The events of default include the violation of the financial covenants contained in the loan agreement and the failure to make timely payments of principal and interest.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999



  The carrying value of the principal and accrued interest on these loans was approximately $44,106,000. NHI is currently evaluating the healthcare center portion of the collateral given the changes in reimbursement by Medicare and other circumstances affecting the centers. Effective August 10, 1999, NHI's subsidiary designee was deeded or otherwise transferred all of the various debtor's rights in the collateral. As such, at September 30, 1999, the carrying value has been appropriately classified as real estate properties. New Hampshire has licensed NHI's subsidiary as the provider effective August 11, 1999, and Massachusetts' approval occurred August 12, 1999. At this time, NHI is not certain that all of the combined collateral will be sufficient to recover its asset carrying value or that it will find a long-term operator which can purchase, lease, or otherwise operate the facilities at the debt service levels paid by the prior owner. In the event that the value of the collateral is determined to be less than the carrying value, NHI will record a write-down in future periods. NHC is currently managing the facilities on a month to month basis and its management fees are subordinated to NHI's debt service.


Note 9.  CUSTOMER RESTRUCTURING ANNOUNCED SUBSEQUENT TO THE BALANCE SHEET DATE

Lenox Healthcare, Inc.

  NHI was informed on Thursday, November 4, 1999, that Lenox Healthcare, Inc. and its affiliates ("Lenox") have filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy/District Court in Wilmington, Delaware. The court filing indicates that two NHI loans may be impacted, as follows:

  a. Zurich North America Capital Corporation - In 1996, NHI funded a mortgage loan for Zurich North America Capital Corporation in the original principal amount of $26,000,000. Collateral for the loan includes first mortgages on the ten facilities, the corporate guarantees of Lenox and Greylock Health Corporation, and certain personal guarantees. Lenox is the manager of the ten long-term healthcare facilities located in the states of Kansas and Missouri.

  The carrying value of the loan is approximately $25,399,000, which earns
11% interest. This loan is in full compliance with its financial covenants, and all principal and interest payments have been made according to the terms of the debt agreements. NHI is currently evaluating the healthcare center portion of the collateral given the bankruptcy status of the manager and other circumstances affecting the centers. NHI believes that the combined collateral supports the carrying value of the mortgage.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999


  b. Pinellas HealthCare Investors, Inc. - In 1995, NHI funded a mortgage loan for Pinellas HealthCare Investors, Inc. in the original principal amount of $4,500,000. Lenox is the manager of the long-term healthcare facility located in the state of Florida. An affiliate of Lenox is the operator and lessee of the facility. Collateral for the loan includes a first mortgage on the facility, the corporate guarantee of Stockbridge Investment Partners, certain personal guarantees, and certain accounts receivable. Lenox notified NHI that its affiliate does not intend to honor its lease commitment effective November 4, 1999. NHI is in the process of negotiating a management contract with National HealthCare Corporation to manage the facility.

  The carrying value of the loan is approximately $4,450,000, which earns 12.45% interest. NHI is currently evaluating the healthcare center portion of the collateral given the bankruptcy status of the operator, disavowment of the lease, the condition of the physical plant, and other circumstances affecting the center. At this time, NHI is not certain whether the collateral will be sufficient to recover its asset carrying value. In the event that value of the collateral is determined to be less than the carrying value of the loan, NHI will record a write-down of the carrying value in future periods.

Other Entities Owned by Principals of Lenox - Not Affected by Lenox Bankruptcy

  Although not impacted by the bankruptcy filing, Mr. Tom Clarke, the owner of Lenox Healthcare, Inc., is involved as a principal in other entities financed by NHI. The carrying value of NHI's investments in these other entities is $35,482,000 at September 30, 1999. At the present time, NHI knows of no reason to assume that these entities will be negatively impacted by the Lenox filing or that any loss of income or asset value will occur.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 1999, NHI had interests in net real estate owned, and investments in mortgages, REMICs, preferred stock and marketable securities resulting in total invested assets of $778.4 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease to operators on a nationwide basis with an emphasis on primarily the long-term health care industry.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1999
                           (Unaudited)


  As of September 30, 1999, the Company was diversified with investments in 204 health care facilities located in 26 states consisting of 149 long-term care facilities, two acute care hospitals, eight medical office buildings, 22 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $359.9 million aggregate principal amount of loans to 30 borrowers, $60.9 million of owned assets temporarily being operated by NHI, $237.9 million of purchase leaseback transactions with seven lessees and $37.4 million invested in REMIC pass through certificates backed by first mortgage loans to 11 operators. Of these 204 facilities, 43 are leased to National HealthCare Corporation ("NHC") and 17 additional facilities are managed by NHC. NHC is the Company's investment advisor. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 25.7% of total invested assets on September 30, 1999.

  At September 30, 1999, 59.2% of the total invested assets of the health care facilities were operated by public operators, 24.3% by regional operators, and 16.5% by small operators.


Liquidity and Capital Resources

Sources and Uses of Funds

  NHI has generated net cash from operating activities during the first nine months of 1999 totaling $50.1 million compared to $59.5 million in the prior period. The primary reason for this year to year decline was a reduction in net income and an increase in accounts receivable. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, and working capital changes.

  Cash flows from investing activities during the first nine months of 1999 included collection on mortgage notes receivable of $14.7 million compared to $3.0 million for the prior period, along with prepayment of $74.9 million of mortgage notes receivable in the prior period.

  Cash flows used in investing activities during the first nine months of 1999 included investment in mortgage notes receivable of $20.9 million, real estate properties of $14.9 million, and marketable securities of $33.2 million. Cash flows used in investing activities of the prior period included investment in mortgage notes receivable of $49.7 million and real estate properties of $5.7 million, and marketable securities of $21.6 million.

  Cash flows from financing activities for the first nine months of 1999 included $29.5 million from credit facility proceeds and $25.7 from long term debt, compared to proceeds from long term debt for the prior period of $.2 million.

                NATIONAL HEALTH INVESTORS, INC.

                       September 30, 1999
                          (Unaudited)


  Cash flows used in financing activities for the first nine months of 1999 included principal payments on long-term debt of $2.7 million and dividends paid to shareholders of $55.3 million. This compares to principal payments on long term debt of $2.5 million and dividends paid to shareholders of $57.1 million in the prior period.

  NHI expects to maintain the current quarterly dividend of 74 cents per common share in 1999, assuming continued success in the Company's investment program.

  The amount available to be drawn on NHI's $100 million revolving line of credit was $12.0 million at September 30, 1999.

Commitments

  At September 30, 1999, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $10.2 million in health care real estate projects, of which approximately $8.2 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for two long-term health care centers, one medical office building, and three assisted living facilities all at rates ranging from 9% to 11.5%.

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


Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

  Net income for the three months ended September 30, 1999 is $15.8 million versus $17.8 million for the same period in 1998, a decrease of 11.2%. Diluted earnings per common share decreased 5 cents or 7.4%, to $.63 in the 1999 period from $.68 in the 1998 period.

  Earnings for the prior year three months ended September 30, 1998 included $1.3 million or $.05 per share basic or $.04 per share diluted of nonrecurring net income. This nonrecurring income is primarily from the receipt of commitment fees and prepayment penalties from early loan repayments in the three months ended September 30, 1998.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1999
                           (Unaudited)


  Total revenues for the three months ended September 30, 1999 decreased
$5.8 million to $31.6 million from $25.8 million for the three months ended September 30, 1998. Revenues from mortgage interest income decreased $2.2 million, or 16.1%, when compared to the same period in 1998. Revenues from rental income increased $.9 million, or 8.4% in 1999 as compared to the same period in 1998. Facility operating revenue was $5.6 million in 1999 compared to $0.0 million in 1998. Revenues from investment interest and other income increased $1.5 million or 97.4% compared to the 1998 period.

  The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding. Furthermore, mortgage interest income included no prepayment penalties and unamortized commitment fees applicable to early loan repayments in the three months ended September 30, 1999 as compared to $1.3 million in the 1998 period.

  The increase in rental income resulted primarily from the increase in investments in real estate properties of $49.9 million during the last 12 months. The increase in investment interest and other income is due to the investment in September, 1998 of $38.1 million in the preferred stock of LTC Properties, Inc. and $41.6 million in marketable securities during the last 12 months.

  The increase in facility operating revenue is due to the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers in October, 1998, and seven long-term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corp. (formerly Iatros Health Network) in August, 1999.

  Total expenses for the 1999 three month period increased $7.8 million or 96.2% to $15.8 million from $8.1 million for the 1998 three month period. Interest expense increased $2.0 million or 41.8% in the 1999 three month period as compared to the 1998 period. Depreciation of real estate increased $.9 million or 39.4%. Facility operating expense increased to $5.2 million in 1999 compared to $0.0 million in 1998. General and administrative costs decreased 25.9%.

  Interest expense increased due to increased borrowing on credit facilities and long-term debt compared to the quarter a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers, and seven long term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) discussed above.

  Facility operating expense increased due to the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers in October, 1998 and seven long-term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network), in August, 1999.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1999
                           (Unaudited)


  The 1998 repurchase of 1,122,000 shares of common stock for $31.3 million resulted in a reduction of weighted average basic and diluted common shares outstanding in the three months ended September 30, 1999 of 1,122,000. The repurchase resulted in an increase in the 1999 period net income per share of 3 cents basic and 2 cents diluted.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

  Net income for the nine months ended September 30, 1999 is $48.0 million versus $53.5 million for the same period in 1998, a decrease of 10.3%.
Diluted earnings per common share decreased $.14 or 6.8%, to $1.91 in the 1999 period from $2.05 in the 1998 period.

  Earnings for the prior year nine months ended September 30, 1998 included $5.1 million or $.20 per share basic or $.17 per share diluted of nonrecurring net income. This nonrecurring income is primarily from the receipt of commitment fees and prepayment penalties from early loan repayments in the nine months ended September 30, 1998.

  Total revenues for the nine months ended September 30, 1999 increased
$11.3 million to $89.1 million from $77.8 million for the nine months ended September 30, 1998, an increase of 14.6%. Revenues from mortgage interest income decreased $6.8 million, or 16.2%, when compared to the same period in 1998. Revenues from rental income increased $2.6 million, or 8.2% in 1999 as compared to the same period in 1998. Facility operating revenue was $11.9 million in 1999 compared to $0.0 million in 1998. Revenues from investment interest and other income increased $3.6 million or 80.4% compared to the 1998 period.

  The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding. Furthermore, mortgage interest income included no prepayment penalties and unamortized commitment fees applicable to early loan repayments in the nine months ended September 30, 1999 as compared to $5.1 million in the 1998 period.

  The increase in rental income resulted primarily from the increase in investments in real estate properties of $49.9 million during the last 12 months. The increase in investment interest and other income is due to the investment in September, 1998 of $38.1 million in the preferred stock of LTC Properties, Inc. and $41.6 million in marketable securities during the last 12 months.

  The increase in facility operating revenue is due to the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers in October, 1998 and seven long-term health care centers and one retirement center previously managed and guaranteed and by Phoenix Healthcare Corporation (formerly Iatros Health Network) in August, 1999.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1999
                           (Unaudited)


  Total expenses for the 1999 nine month period increased $16.9 million or 69.5% to $41.1 million from $24.3 million for the 1998 nine month period. Interest expense increased $4.7 million or 32.9% in the 1999 nine month period as compared to the 1998 period. Depreciation of real estate increased $1.8 million or 28.0%. Facility operating expense increased to $10.8 million in 1999 compared to $0.0 million in 1998. General and administrative costs decreased 15.9%.

  Interest expense increased due to increased borrowings on credit facilities and long-term debt compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of four long-term health care center previously owned by All Seasons Living Centers, and seven long term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) discussed above.

  Facility operating expense increased due to the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers in October, 1998 and seven long-term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network), in August, 1999.

  The 1998 repurchase of 1,122,000 shares of common stock for $31.3 million resulted in a reduction of weighted average basic and diluted common shares outstanding in the nine months ended September 30, 1999 of 1,122,000. The repurchase resulted in an increase in the 1999 period net income per share of 8 cents basic and 7 cents diluted.

Future Growth

  If capital is available, the Company expects to make new investments in health care facilities or marketable securities that would increase interest, dividends and rental revenues as well as interest and depreciation expense. Increases in revenues are expected to more than offset increases in associated expenses.


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

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1999
                           (Unaudited)


Health Care Legislation

  Rental income revenues are believed by management to be secure.
Excluding the possibility of mortgage prepayments or defaults as described in
Note 8 of the financial statements, interest income revenues are also believed by management to be secure. However, a significant portion of NHI's rental income and interest income are derived from lessees and mortgagees that participate in the Medicare and Medicaid programs. During 1997, the federal government enacted the Balanced Budget Act of 1997 (BBA) which was signed by the President on August 5,1997 and which contains numerous Medicare and Medicaid cost-saving measures. As part of these cost savings measures, the BBA requires that nursing homes transition to a prospective payment system over a three year transition period, which system substantially reduces Medicare payments for long-term care services. The BBA also contains certain measures which have or will lead to substantial reductions in Medicare payments for home health agency services and therapy services. NHI is unable to predict the ultimate effect the enactment of the BBA will have on the mortgagees' ability to make their lease and debt service payments to NHI.


New Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as asset or liability measured at its fair value.
SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, "Deferral of the Effective Date of SFAS 133", is effective for fiscal quarters beginning after June 15, 2000. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.


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

                        September 30, 1999
                           (Unaudited)


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

  For each of the above categories, NHI, through its advisor (NHC), will perform or has performed the phases of assessment, remediation and testing of the applicable hardware, software or equipment, as applicable. The assessment phase has been completed for category 1. The remediation phase is underway and modifications of noncompliant application programs have begun. NHI has historically developed the majority of its application programs internally. All internally developed systems have been assessed and inventoried and plans have been made to modify or replace them, if necessary, in order to make them Year 2000 compliant. Purchased applications are either being modified, replaced or upgraded. Most critical applications, whether internally developed or purchased externally, have been tested and are already Year 2000 compliant. All server hardware, dumb terminals and printers have also been assessed, repaired as necessary and tested and are now Year 2000 compliant.
It is expected that the remediation and testing phases related to category 1 will be completed by December 31, 1999.

  NHI is currently in the assessment phase for categories 2, 3 and 4. For personal computer software vendors, NHI is aware of the packages that will not be Year 2000 compliant and is currently in the process of assessing the types of packages utilized by each personal computer. This assessment was completed by October 1, 1999 with remediation and testing to be completed by December 31, 1999. NHI has also requested all mortgages, lessees and other third party vendors (financial institutions, electrical providers, etc.) to disclose their current Year 2000 readiness and their plan for achieving Year 2000 readiness. Responses have been received from most vendors and third parties. For those vendors and third parties that have not yet responded, NHI is in the process of sending out additional requests. Although most third party vendors have indicated that they are currently Year 2000 compliant or expect to be compliant prior to January 1, 2000, there can be no assurance that such third parties will achieve Year 2000 compliance by January 1, 2000.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1999
                           (Unaudited)


  NHI's largest lessee, NHC, is currently in the process of evaluating its Year 2000 issues. NHC has developed a detailed plan to assess, remediate and test its Year 2000 compliance. NHC has formed an internal task force and is utilizing its internal resources to assess, remediate and test its systems. NHC's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following five categories: (1) mainframe computer operations, critical application and related networks, (2) personal computer hardware and software,
(3) other internal equipment such as infusion pumps, phone systems, monitoring devices and smoke/fire alarms which rely on embedded technology (microchips) or telecommunications, (4) third party payors, and (5) other third party vendors utilized by NHC's healthcare centers such as financial institutions, electrical providers, and food services suppliers. NHC has completed the assessment phase related to its mainframe computer operations and related networks. Although the majority of NHC's information technology applications are already Year 2000 compliant, NHC is currently modifying or replacing applications and hardware as necessary. NHC is expected to complete the remediation and testing of any noncompliant applications and hardware by December 31, 1999. NHC is currently in the assessment phase of its plan for personal computer applications and hardware, internal equipment utilizing embedded technology, third party payors and other third party vendors. NHC has completed the assessment phase for its personal computer applications and hardware and for its internal equipment and will complete remediation and testing by December 31, 1999. It is expected that the assessments of third party payors and third party vendors will be an ongoing process that will continue through December 31, 1999.

  The majority of NHI's mortgagees and lessees participate in the Medicare and Medicaid programs. The lessees and mortgagees are reimbursed under these programs through fiscal intermediaries. The Health Care Financing Administration ("HCFA"), the government agency that administers the Medicare program, had previously publicly stated that it would be Year 2000 compliant by December 31, 1998. HCFA announced that it required all fiscal intermediaries to be Year 2000 compliant by December 31, 1998 and that it expected state Medicaid agencies to be Year 2000 compliant by March 31, 1999. While HCFA has made no public announcement as to whether the fiscal intermediaries and state Medicaid agencies have met this schedule, recent reports by the General Accounting Office report that the various states may not currently be in compliance. With respect to itself, HCFA issued a Provider Correspondence Letter dated January 12, 1999 indicating that they have not met their schedule. This letter states that HCFA's systems will function on January 1, 2000 and will be able to process "acceptable" claims.

  The mortgagees and lessees have little or no control over the Year 2000 compliance of governmental payors and fiscal intermediaries and it is expected that NHI's assessment of the third party payors will be an ongoing process throughout 1999. NHI will continue to request and seek information through all sources available related to the Year 2000 readiness of the mortgagees, lessees, governmental payors and fiscal intermediaries.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 1999
                           (Unaudited)


Year 2000 Costs--

  As a result of its advisory agreement with NHC, costs related to NHI's
Year 2000 readiness plan have not been material and are not expected to be material in future periods. No additional advisory fees have been charged to NHI related to the assessment, remediation or testing of NHI's Year 2000 compliance.

Year 2000 Risks--

  The failure of NHI or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. Based on all available information as of September 30, 1999, management's estimate of NHI's most reasonably likely worst case scenario includes: (i) delayed collection of rent, mortgage principal payments and interest payments, (ii) the disruption of capital flows from banks or other lenders resulting in liquidity stress, and (iii) the disruption of important services upon which NHI depends, such as telecommunications and electrical power. Each of these events could have a material adverse impact on NHI's business, results of operations and financial condition.

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

                        September 30, 1999
                           (Unaudited)



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

  As of September 30, 1999, $113,987,000 of the Company's long-term debt bears interest at fixed interest rates. All of the Company's convertible subordinated debentures bear interest at fixed rates. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. The remaining $60,623,000 of the Company's long-term debt and $88,000,000 line of credit bear interest at variable rates. However, in order to mitigate the impact of fluctuations in interest rates on its variable rate debt, the Company has entered into interest rate swap agreements whereby the Company has exchanged certain variable interest rates on a $50,000,000 notional principal amount for a fixed rate of interest. Therefore, after including the mitigating impact of the interest rate swaps, a hypothetical 10% change in interest rates would have an immaterial impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

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

                        September 30, 1999
                           (Unaudited)


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

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of exhibits - none required
     (b)  Reports on Form 8-K - Filed November 9, 1999


                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATIONAL HEALTH INVESTORS, INC.
                                 (Registrant)


Date November 12, 1999        /s/ Richard F. LaRoche, Jr.
                              Richard F. LaRoche, Jr.
                              Secretary


Date November 12, 1999        /s/ Donald K. Daniel
                              Donald K. Daniel
                              Principal Accounting Officer
                                25