Form 10-K405
period 1999-12-31
NATIONAL HEALTH INVESTORS INC
filed 2000-03-30
CIK 877860

_______________________________________________________________________
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
     [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1999
                                     OR
     [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _______ to _________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing re-
quirement for the past 90 days.     Yes   X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $301,370,000 as of February 29, 2000. The number of shares of Common Stock outstanding as of February 29, 2000 was 24,382,987.
                             PAGE 1 OF 86 PAGES
                           Exhibit Index Page 50

                             PART I


Item 1.   Business

General

     The Company is a real estate investment trust ("REIT") which invests in income producing health care properties primarily in the long-term care industry. As of December 31, 1999, the Company had interests in net real estate owned by it, mortgage investments and REMIC investments totaling approximately $680.6 million, and other investments in preferred stock and marketable securities of $87.8 million, resulting in total invested assets of $768.4 million. The Company's strategy is to provide current income for distribution to stockholders through investments in health care related businesses and facilities, including long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities". Although, the Company intends to implement this strategy by acquiring additional properties and making additional mortgage loans nationwide, predominately in the long-term care industry, current market conditions make it unlikely that any material new investments in Health Care Facilities will occur during the new year. Instead the Company is actively engaged in monitoring and improving its existing portfolio. The Company funds these investments through three sources of capital: current cash flow, including principal prepayments, the sale of equity in the form of common and preferred stock and debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of straight debt.

     As of December 31, 1999, the Company had approximately $680.6 million in real estate and mortgage investments in 202 health care facilities located in 26 states consisting of 146 long-term care facilities, two acute care hospitals, eight medical office buildings, 22 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consist of approximately $326.9 million aggregate principal amount of loans to 29 borrowers and $316.0 million of purchase leaseback agreements with seven lessees and $37.7 million invested in REMIC pass through certificates. Of these 202 facilities, 51 are leased to NHC and nine additional facilities are managed by NHC.

     At December 31, 1999, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $9.0 million in health care real estate projects of which $7.0 million is expected to be funded within the next 12 months. The commitments include mortgage loans for two long-term health care centers, one medical office buildings, and three assisted living centers all at rates ranging from 9.0% to 11.5%. Included in the $9.0 million of commitments is a commitment to loan an additional $2.0 million on one loan when the mortgagee obtains certain operating ratios.

     The Company commenced operations on October 17, 1991 with approximately $121.8 million in net assets obtained when it acquired 40 skilled long-term care facilities, three retirement centers, and four third party first mortgage notes from National HealthCare Corporation ("NHC"), successor by merger to National HealthCare L.P. in exchange for 7,306,570 shares of the Company's Common Stock. Concurrently, the Company assumed mortgage indebtedness and certain other obligations of NHC related to the acquired properties. The 43 properties were then leased to NHC. NHC is a publicly traded corporation which at December 31, 1999 operated 95 long-term care facilities with a total of 12,783 licensed beds. Included within seven of these centers are 150 assisted care beds; within 21 centers are located 683 Alzheimer's beds and finally 363 sub-acute beds are located in 14 centers. NHC also operates six retirement centers with a total of 473 units, eight freestanding assisted living facilities with a total of 654 units and 34 home health care programs. Except for properties directly managed for the Company, all NHC operations are in the southeastern United States.

     Since the Company commenced operations, NHC has provided advisory services to the Company since its inception pursuant to an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement"). In addition, the Company and NHC have certain other relationships. See "Certain Relationships and Related Transactions."

     Unless the context indicates otherwise, references herein to the Company include all of the Company's subsidiaries.


Types of Health Care Facilities

     Long-term care facilities. As of December 31, 1999, the Company owned and leased 59 licensed long-term care facilities, 47 of which were operated by NHC. The remaining twelve licensed long-term care facilities are managed by two other long-term care companies. It also had outstanding first mortgage loans and REMIC investments on 87 additional licensed long-term care facilities, three of which were operated by NHC. All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level. Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

     Acute and long term care hospitals. As of December 31, 1999, the Company owned and leased one acute care hospital and had an outstanding first mortgage loan on one additional operating long term care hospital. Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation. Long-term care hospitals provide specialty care services for chronic care patients, whose average length of stay must exceed twenty-five days. Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

     Medical office buildings. As of December 31, 1999, the Company owned and leased seven medical office buildings. In addition, the Company had a first mortgage loan on one medical office building. Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients. Each of the Company's owned medical office buildings is leased to one lessee, and is physically attached to an acute care hospital. The lessee then leases individual office space to the physicians or other medical practitioners. The lessee is responsible to the Company for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

     Assisted Living Facilities. The Company owns 16 assisted living facilities. Four of which are leased to a subsidiary of Marriott International and eleven to Alterra, Inc. and one to Sun Healthcare. The Company also has first mortgages on seven additional assisted living projects. Assisted living unit facilities are free standing facilities or facilities which are attached to long term care facilities or retirement facilities and provide basic room and board functions for the elderly. Some assisted living projects include licensed long term care (nursing home) beds. On-site staff are normally available to assist in minor medical needs on an as needed basis.

     Retirement Centers. The Company owns five retirement centers, all of which are leased to NHC, and has first mortgages on two others. Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from government programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is normally required for long-term care facilities.

     Residences for the developmentally disabled. As of December 31, 1999, the Company had outstanding first mortgage notes on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six to eight mentally and developmentally disabled persons. These persons obtain custodial care which includes food, lodging, education and transportation services. These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled. Services to the developmentally disabled are primarily paid for by state Medicaid programs.


Nature of Investments

     The Company's investments are typically structured as either purchase leaseback transactions or mortgage loans. The Company also provides construction loans for facilities for which it has already committed to provide long-term financing or which agree to enter into a lease with the Company upon completion of the construction. The capitalization rates of the Company's leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9.0% and 12% per annum. For transactions closed in 1999, rates were comparable to those charged in 1998 and generally ranged from 9.0% to 11.5%. The Company charges a commitment fee of 1% based on the purchase price of the property of a purchase leaseback or the total principal loan amount of a mortgage loan. In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing. The Company believes its lease terms, mortgage loan and construction loan terms are competitive in the market place. Except for eight properties, as described under the heading "Foreclosure Properties", all of the operating Health Care Facilities are currently performing under their mortgage loans or leases. Typical characteristics of these transactions are as follows:

     Mortgage Loans. In general, the term of the Company's mortgage loans is 10 years with the principal amortized over 20 to 25 years and a balloon payment due at the end of the 10 year term. Substantially all mortgage loans have an additional interest component which is based on the escalation of gross revenues at the project level or fixed rate increases. These escalators are between 2.5% and 5% of the increase in gross revenue over a base year for nursing homes (typically, the first year following the close of the financing) and are negotiated on a project by project basis. Assisted living escalators are generally higher, (5 to 7%) while medical office buildings are lower (generally 2% or so). The escalators, while not currently material to net income. In certain of its mortgage loans, the Company has received an equity participation which allows the Company to share in a portion of any appreciation of the equity value of the underlying property. The Company does not expect the equity participations to constitute a significant or frequent source of income. Most mortgage loans have prepayment penalties starting at 10% during the first year and decreasing by 1% each year thereafter. In most cases, the owner of the property has committed to make minimum annual capital improvements for the purpose of maintenance or upgrading the facility.

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


Competition and Market Conditions

     The Company competes, primarily on the basis of price, available capital, knowledge of the industry, and flexibility of financing structure, with real estate partnerships, other REITs and other investors (including, but not limited to, banks, insurance companies, and investment bankers developing securities in mortgage funds) in the acquisition, leasing and financing of health care related entities.

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

     In mid 1998 the long term care industry began experiencing Medicare revenue reductions brought about by he enactment of the 1997 Balanced Budget Act ("BBA 97"). Additionally, the assisted living industry experienced slower fill-up rates on new projects and more competition for their mature projects a overbuilding occurred in more and more markets. Stock prices for publicly traded companies declined precipitously and companies announced greatly reduced earnings or even significant losses. By the end of 1999, two of the four largest public long term care companies were in bankruptcy and at least three of the top ten private long term care companies were also. By February 3, 2000 two other public healthcare companies filed for bankruptcy protection.

     With the operators in such dire financial distress it is not surprising that the health care REIT industry - including this Company - have seen such a reduction in market capitalization to the extent that using publicly sold equity to generate capital is not a realistic option. Additionally, commercial borrowing sources are restricting if not altogether avoiding investments in health care REIT debt issues. Accordingly, the Company is not currently competing with any healthcare REITs or commercial banks for placing new mortgage loans or sale leasebacks. Instead, the Company is focusing on monitoring closely its investments, rather than making new ones.


Operators

     The majority (by total real estate assets) of the Health Care Facilities are operated by third party management companies on behalf of the owner or lessee. The balance of the Health Care Facilities are operated by the owner or lessee. As a percent of total investments, 55.4% of the Health Care Facilities are operated by publicly-owned companies, while 24.0% are operated by multistate regional health care operators. Generally, a third party operator of a facility is not liable to the Company under the mortgage or lease; however, the Company considers the operator to be an important factor in determining the creditworthiness of the investment and the Company generally has the right to approve any changes in operators. On some investments, the third party operator of a facility guarantees at least a portion of the lease or mortgage. Operators of the Health Care Facilities include NHC, Marriott Senior Living Services, Lenox HealthCare, Inc., Alterra, Inc. Sun Healthcare, Integrated Health Services, Inc., Columbia/HCA, Paracelcus, Beverly Enterprises, Res-Care, Inc., American Retirement Corp., Mariner Post Acute Services, and Centennial Healthcare Corporation. Although Lenox, Sun HealthCare, Mariner Post Acute Services and Integrated Health Services are currently in bankruptcy, only one of Lenox's ten properties is impacted, and none of Sun Healthcare's three properties. As of yet, no impact has been felt or is anticipated due to the Mariner and IHS bankruptcies. For additional information, see "Foreclosure Properties".


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

     Distributions of interest and principal on the Class D and Class E Certificates are subordinated to distributions of interest and principal with respect to the other classes of Certificates (which aggregate $137.9 million in principal amount). Distributions of interest on the Class I certificates are senior to (or, with respect to certain classes of Certificates, pari passu to) distributions of principal and interest of the other classes of Certificates. The Company is not aware of any defaults by the properties servicing this REMIC.


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

     The Company's investment is in Certificate Class F which are rated "B"
by S & P and Fitch. Distributions of interest and principal on the Class F certificates are subordinated to distributions of interest and principle with respect to the other classes of the Certificates totaling $132,953,000 in
principal amount.   The Company is not aware of any defaults by the properties servicing this REMIC.


NHC Master Agreement to Lease

     The Master Agreement to Lease (the "Master Agreement") with NHC regarding 40 nursing homes and three retirement centers, sets forth certain terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases are for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During the initial term and the first renewal term (if applicable), NHC is obligated to pay annual base rent for the respective Health Care Facilities aggregating $15.2 million plus additional rent described below. During the second renewal term, NHC is required to pay annual base rent based on the then fair market rental of the property as negotiated at that time between NHC and the Company. The Master Agreement also obligates NHC to pay as additional rent under each Lease all payments of interest and principal and other payments due under each mortgage to which the conveyance of the respective Health Care Facility to the Company was subject or any refinancing of mortgage debt that matures or is required to be paid in its entirety during the term of the Lease. In addition, in each year after 1992 (the first full calendar year of the term of the Master Agreement), NHC is obligated to pay percentage rent to the Company equal to 3% of the amount by which gross revenues of each NHC leased Health Care Facility in such later year exceeds the gross revenues of such Health Care Facility in 1992. NHC paid $1.2 million as percentage rent for 1999.

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


Repayments

     Although NHI structures its first mortgages with a declining prepayment penalty commencing at 10%, the Company has experienced no loan prepayments in 1999 as contrasted with 1998. During 1998, $93,891,000 of loans were prepaid, and during 1999 $0.00 was prepaid.


Foreclosure Properties

     During the last quarter of 1998, the Company experienced its first default, and took title by deed in lieu of foreclosure to four long term care properties in Washington state. These properties have continued to service their debt to the company during 1999. In the second quarter of 1999, six long term care properties in Florida were placed in bankruptcy. The Company acquired title by Trustees deed on December 31, 1999, and has received all required debt service payments for 1999. In the third quarter of 1999, the Company acquired title by deed in lieu of foreclosure on three long-term care and one assisted living project in New Hampshire and four long term care projects in Massachusetts. The Company has not booked any interest revenue from these projects for the last seven months of 1999. The Company began recording the operating revenues of these facilities upon foreclosure of the properties in August 1999. In the fourth quarter of 1999, Texas Health Enterprises, Sun Health Care and Lenox HealthCare filed for bankruptcy protection. By February 3, 2000, Mariner Post Acute Services and Integrated Health Services had also filed for bankruptcy protection. Sun has three leased properties from the Company and is current on all lease payments. Lenox's nine mortgaged properties and one lease are current on payments except for the default on the leased property. Texas Health Enterprises has a subsidiary which owns twelve properties financed by NHI. Mariner has approximately six centers in the 1993 REMIC collateral pool and Integrated has six centers securing a note in which the Company participates. Except as discussed below, all payments are current and NHI believes its principal is fully covered by the asset value of the properties. All of these properties are referred to as "Foreclosure Properties" and more specifically described as follows:

Washington State Properties

     On October 31, 1994, the Company loaned approximately $14.5 million to All Seasons, Inc., a Washington state corporation, owned by a single shareholder. The loan was secured by the guarantee of the shareholder as well as first mortgages on four licensed nursing homes. The sole shareholder passed away unexpectedly in early April 1998. Upon commencement of the administration of the deceased shareholder's estate, irregularities in the handling of All Seasons' cash were disclosed and the Estate informed the Company that it was insolvent. Accordingly, the Board deeded in lieu of foreclosure the four properties to NHI's subsidiary on October 16, 1998. Simultaneously with the receipt of the deeds to the properties, the Company entered into a management contract with a public nursing home chain operating a number of other properties in Washington. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC.
At the present time, the Company's investment in the collateral is approximately $13,700,000 represented by first mortgage notes. These properties paid their required debt service payments during 1999 and the Company believes that the properties will continue to generate operating income in excess of the debt service but there can be no assurance that this will be the outcome. Through a broker, the Company is aggressively seeking new lessees and/or owners for these four properties.

Florida Properties

     In December 1993 the Company provided first mortgage financing to a Florida corporation known as York Hannover Nursing Properties, Inc. The loan was secured by first mortgages on six licensed nursing homes. In April of 1999, this company was placed in bankruptcy and a court ordered trustee assumed operational control in August of 1999. The bankruptcy court ordered the sale of the properties to the Company on December 30, 1999. The transaction was accomplished by Trustees Deed on December 31, 1999. The Company received assets in this purchase sufficient, in its opinion, to value the properties at the then outstanding principal mortgage amount and received additional current assets sufficient to pay all interest and expenses in 1999. NHI has now sold the properties to a third party in an amount equal to the first mortgage debt obligation. NHI has also obtained a $5 million guarantee of principal and interest. The Company knows of no reason why these properties will not continue to make required debt service payments.

New England Properties

     In the mid 1990's the Company made a series of first mortgage loans to a public long term care company initially known as Iatros Healthcare Systems, which by change of name, became Phoenix Healthcare. In the third quarter of 1999, Phoenix defaulted on its loan payments on the three nursing homes and one assisted living center in New Hampshire and four licensed nursing homes in Massachusetts. Phoenix deeded these properties to the Company in lieu of foreclosure on August 11, 1999 and the Company retained an operating subsidiary of NHC to manage the properties. Although the transaction required Phoenix to pay all liabilities including payroll of these operations for periods prior to August 11, 1999, it has failed to do so. Consequently, NHI has focused on stabilizing operations and providing working capital funding for periods after the deed in lieu of foreclosure. The Company has recorded no interest revenue for these properties for the last seven months of 1999. The Company began recording the operating revenues of these facilities upon foreclosure of the properties in August 1999. The Company believes that these properties have the potential to generate sufficient cash flows to cover a debt service comparable to their previous debt service to NHI.

Lenox Healthcare

     On November 3, 1999, Lenox Healthcare, one of the nation's largest privately owned long term care companies, filed for bankruptcy protection. NHI's investments with Lenox included first mortgages on ten nursing homes in Kansas and Missouri and also a first mortgage on a facility leased by Lenox in Florida. The ten properties in Kansas and Missouri have continued to make required payments and the debtor in possession has advised the Company that it intends to retain these properties in its plan of reorganization. However, the single property leased in Florida, has been rejected by Lenox and foreclosure proceedings against the owner of that property have been commenced. The single Florida property is not making its scheduled lease payments to NHI nor is it anticipated to do so during 2000.

Sun HealthCare

     In the third quarter of 1999, SunRise HealthCare, one of the nation's largest publicly owned long term care chains, filed for bankruptcy protection. The Company has three properties which it leases to Sun. All properties are current in their lease payments and have lease coverage ratios sufficient to maintain compliance with all lease covenants. The Company has no reason to anticipate a diminution of income from these leases during 2000.

Texas Health Enterprises

     The Company has twelve licensed nursing facilities securing a first mortgage note made by a subsidiary of Texas Health Enterprises. All note payments are current and the Company has no reason to anticipate a diminution of income from this loan in 2000.

Mariner

     Mariner has six properties in the 1993 REMIC collateral pool. All payments are current and NHI believes its principal is fully covered by the asset value of the properties.

Integrated Health Services

     The Company participates with a commercial bank in a first mortgage note made by IHS and secured with six properties. All note payments are current and NHI believes its principal is fully covered by the asset value of the properties.

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

          The following table sets forth certain information regarding the Company's commitments as of December 31, 1999.

                         No. of
                         Facil-             Commitments
Facility Type            ities     Current     Future     Total
                                          (in thousands)
Long-term care             6       $ 14,111    $ 3,300 $ 17,411
Medical office bldgs       2            957      ---        957
Assisted Living           24        118,480      ---    118,480
Commitments               32       $133,548    $ 3,300 $136,848


Sources of Revenues

     General.   The Company's revenues are derived primarily from mortgage interest income and rental income. During 1999, mortgage interest income equaled $49.0 million of which all except $.5 million was from non-NHC borrowers. Rental income totaled $46.0 million, 67% of which was from properties operated by NHC. The interest and rental payments are primarily derived from the operations of the Health Care Facilities. The source and amount of revenues from such operations are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and
(v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

     Governmental and popular concerns regarding health care costs have and may continue to result in significant reductions in payments to health care facilities, and there can be no assurance that future payment rates for either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients. The BBA'97 is blamed by many for the current state of financial disarray in the long term care business. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care have and could continue to adversely affect revenues of the Company's health-related lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their lease or debt payments to the Company. Failure of the lessees or borrowers to make their lease or debt payments would have a direct and material adverse impact on the Company.

     Medicare and Medicaid. A significant portion of the revenue of the Company's lessees and borrowers is derived from governmental-funded reimbursement programs, such as Medicare and Medicaid.

     Medicare is a federal health insurance program under the Social Security Act for individuals age 65 and over and certain chronically disabled individuals. BBA'97 made fundamental changes in the Medicare program which have resulted in reduced levels of payment for a substantial portion of health care services. Amendments to the BBA'97 Medicare enactments were made in late 1999, but the effects, if any, will not be financially reported by providers until mid-2000.

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

     Governmental Funding of Medicare and Medicaid.    Government at both the
federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including services to be provided by the Company's lessee's or their operators. On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 (BBA'97), which contains numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA has been projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of the BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which the Company has assets are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates. The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. Substantially all of the health care facilities in which the Company has invested commenced reimbursement under this program effective January 1, 1999. The Company believes that the deduction in Medicare revenues have negatively impacted its additional percentage rent, but not the base rent, of its skilled nursing facilities. In addition, the BBA creates a managed care Medicare Program called "Medicare + Choice", which allows Medicare beneficiaries to participate in either the original Medicare fee-for-service program or to enroll in a coordinated care plan such as health maintenance organizations ("HMOs"). Such coordinated care plans would allow HMOs to enter into risk-based contracts with the Medicare program, and the HMO's would then contract with providers such as those financed by NHI. No assurances can be given that such facilities will be successful in negotiating favorable contracts with Medicare + Choice managed care organizations.

     The BBA also contains several new antifraud provisions. Given the recent enactment of the BBA, the Company is unable to predict the impact of the BBA and its potential changes in state Medicaid reimbursement methodologies on the operations of its tenants or borrowers; however, any significant reduction in either Medicare or Medicaid payments could adversely affect their cash flows. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification at the Company's tenants or borrowers will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue to those providers. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby the provider is responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on the Company's tenants or borrowers. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company; however, the Company believes the most material negative impact occurred during 1999.

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

     Certificates of Need. Certain Health Care Facilities in which the Company invests are also generally subject to state statutes which may require regulatory approval, in the form of a certificate of need ("CON") prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. The Company cannot predict the impact of regulatory changes with respect to CON's on the operations of the Company's lessees and mortgagees; however, in the Company's primary market areas, a significant reduction in new construction of long term care beds as occurred.


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

     The Company does not anticipate seeking further health care related investment opportunities such as lease or mortgage financing during 2000 and will instead focus on monitoring and enhancing its current investments, with specific emphasis on its foreclosure properties. The Company plans to continue its goal of maintaining a one to one ratio of debt to shareholder's equity. If the late 1999 amendments to BBA'97 generate renewed investment confidence in the long term care industry, the Company will once again compete with health care providers and investors, including other real estate investment trusts, for additional health care related investments. In evaluating potential investments, the Company considers such factors, as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to the Company's investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property; and (vii) the mix of private and government sponsored patients. There can be no assurances that these intentions will be realized.

     The Company will not, without the prior approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer, or employee of NHC or the Company, or any affiliate thereof, as the case may be, any of the assets or other property of the Company. The Company's Credit Agreements limit the amount of investment in any one borrower to 25% of the Company's assets, except for investments in NHC which is limited to 35% of the Company's assets. As of December 31, 1999, investments in NHC totaled approximately 22.1%. The Company is unable to predict the extent to which it will engage in activities with NHC or any other operator within these limits.

     The Board of Directors, without the approval of the stockholders, may alter the Company's investment policies if they determine that such a change is in the best interests of the Company and its stockholders. The methods of implementing the Company's investment policies may vary as new investment and financing techniques are developed or for other reasons.

     The Company may incur additional indebtedness in the future to make investments in health care related facilities or business when it is advisable in the opinion of the Board of Directors. The Company may negotiate other lines of credit, or arrange for other short or long term borrowings from banks, NHC or otherwise. The Company has and may arrange for long term borrowings from institutional investors or through public offerings. The Company has invested and may in the future invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or REMIC investments.


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

     The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term. Either party may terminate the Advisory Agreement at any time on 90 days notice, and the Company may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation in a base amount of $1.6 million, payable in monthly installments of $135,417. This fee is subordinate to the payment of a minimum $2.00 per share dividend. In 1999 the dividend declared and paid was $2.96. Under the Advisory Agreement, the Company reimburses NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In 1999, the annual compensation under the Advisory Agreement was $3.0 million.

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

     In addition, although not specifically provided for in the Advisory Agreement, during 1999 the Company granted stock options to purchase a total of 145,000 shares of Common Stock for the benefit of various key employees and outside directors. Additionally, the Company has implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to benefit from a Company guaranty on up to $100,000 per year of loans made from commercial banking institutions, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows:
Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5.0 million. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table in Item 13 indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 1999. The total outstanding as of December 31, 1999 is $1.4 million.


Federal Income Tax

     The Company believes that it has operated its business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and the Company intends to continue to operate in such a manner, but no assurance can be given that the Company will be able to qualify at all times. If the Company qualifies as a REIT, it will generally not be subject to federal corporate income taxes on its net income that is currently distributed to its stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. NHI's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHI.

     NHI is aware of certain income tax contingencies with regards to limitations on ownership of its stock and to its use of an independent contractor to mange certain of its foreclosure properties. In order to fully resolve the contingencies, NHI is in the process of requesting from the Internal Revenue Service ("IRS") closing agreements regarding each of these contingencies. NHI's management, based on its discussions with its legal counsel, understands that other real estate investment trusts have been successful in obtaining closing agreements with the IRS regarding real estate investment trust qualification issues. However, it is possible that the IRS will not rule in favor of NHI. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHI's financial statements taken as a whole and could also result in the loss of NHI's status as a real estate investment trust, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHI.

Item 2.   Properties
                         NHI PROPERTIES
LONG TERM CARE

Center                                  City                Beds
ALABAMA
NHC HealthCare, Anniston                Anniston            151
NHC HealthCare, Moulton                 Moulton             136

ARIZONA
Estralla Care and Rehab                 Avondale            161

COLORADO
Brookside Inn                           Castle Rock          95

FLORIDA
Alachua Nursing Home                    Gainesville         120
Bear Creek Nursing Center               Hudson              120
Brighton Gardens of Edison*             Edison               30
Brighton Gardens of Maitland*           Maitland             39
Brighton Gardens of West Palm Beach*    West Palm Beach      30
Brooksville Nursing Manor               Brooksville         180
Cypress Cove Care Center                New Port Richey     120
Health Care Center at Mercy Hospital    Miami               120
Heather Hill Nursing Home               Crystal River       120
Huber Restorium                         St. Petersburg       96
Jefferson Nursing Center                Monticello           60
Lake Park - Madison                     Lake Park           119
Medic-Ayers Nursing Center              Trenton             120
Plantation Gardens Rehab & Nursing      Ocoee               120
Miracle Hill Nursing & Convalescent     Tallahassee         120
NHC HealthCare, Hudson                  Hudson              180
NHC HealthCare, Merritt Island          Merritt Island      180
NHC HealthCare, Plant City              Plant City          180
NHC HealthCare, Stuart                  Stuart              153
Oakview Nursing                         Williston           180
Osceola Health Care Center              St. Cloud           120
Pine Lake Nursing Home                  Greeneville          58
Royal Oak Nursing Center                Dade City           120

GEORGIA
Ashton Woods                            Dekalb County       157
Forest Lake Manor                       Augusta             100
Jennings Health Care Center             Augusta             100
Meadowbrook Nursing Center              Tucker              144
Moss Oaks Health Care Center            Pooler              122
Rossville Convalescent Center           Rossville           112
West Lake Manor                         Augusta             100

IDAHO
Grangeville Care Center                 Grangeville          62
Sunny Ridge Care Center                 Nampa               192

KANSAS
Park Place HealthCare                   Chanute              84
Twin Lakes HealthCare                   Council Grove        94
Prestige Rehab & Nursing                Haysville           120
Larned Healthcare & Living Center       Larned               83
Sedgwick Convalescent Center            Sedgwick             79
Hoisington Rehabilitation Center        Hoisington           62
Emporia Rehabilitation Center           Emporia              79

KENTUCKY
NHC HealthCare, Dawson Springs          Dawson Springs       80
NHC HealthCare, Glasgow                 Glasgow             206
NHC HealthCare, Madisonville            Madisonville         94

MASSACHUSETTS
Buckley Nursing Home                    Greenfield          120
Buckley Nursing & Retirement Center     Holyoke             102
Longmeadow of Taunton                   Taunton             100
John Adams Nursing Home                 Quincy               71

MISSOURI
Charleviox Nursing Center               St. Charles         142
Clayton House Healthcare                Clayton             282
Columbia House Healthcare               Columbia            141
Florissant Nursing Center               Florissant          120
Hunter Acres Nursing Center             Sikeston            120
NHC HealthCare, Desloge                 Desloge             120
NHC HealthCare, Joplin                  Joplin              126
NHC HealthCare, Kennett                 Kennett             170
NHC HealthCare, Maryland Heights        St. Louis           220
NHC HealthCare, St. Charles             St. Charles         120
Oak View Living Center                  Jefferson City      120
Ozark Nursing Center                    West Plains         120
Spanish Lake Nursing Center             Florissant          120
Woodland Park Healthcare Center         Joplin               92

NEW HAMPSHIRE
Epsom Manor, Inc.                       Epsom               108
Maple Leaf Health Care Center           Manchester          114
Villa Crest                             Manchester          163

NEW JERSEY
Health Gate Nursing & Rehab*            Trenton             120
Regal Manor Health Care Center          Toms River          130

OKLAHOMA
Skyline Terrace                         Tulsa               209

PENNSYLVANIA
Briarcliff Pavilion for Special Care    N. Huntingdon       120
Kade Nursing Home                       Canton Township      68
Nipple Convalescent Center              Liverpool            37

SOUTH CAROLINA
NHC HealthCare, Anderson                Anderson            290
NHC HealthCare, Greenwood               Greenwood           152
NHC HealthCare, Laurens                 Laurens             176

TENNESSEE
NHC HealthCare, Athens                  Athens               98
NHC HealthCare, Chattanooga             Chattanooga         212
NHC HealthCare, Columbia                Columbia            120
NHC HealthCare, Dickson*                Dickson             197
NHC HealthCare, Franklin                Franklin             84
NHC HealthCare, Hendersonville          Hendersonville      117
NHC HealthCare, Hillview                Columbia             98
NHC HealthCare, Johnson City*           Johnson City        179
NHC HealthCare, Knoxville               Knoxville           152
NHC HealthCare, Lewisburg               Lewisburg           104
NHC HealthCare, McMinnville             McMinnville         150
NHC HealthCare, Milan                   Milan               129
NHC HealthCare, Nashville               Nashville           133
NHC HealthCare, Oakwood                 Lewisburg            62
NHC HealthCare, Pulaski                 Pulaski             104
NHC HealthCare, Scott                   Lawrenceburg         62
NHC HealthCare, Sequatchie              Dunlap              120
NHC HealthCare, Smithville              Smithville          107
NHC HealthCare, Somerville*             Somerville           72
NHC HealthCare, Sparta                  Sparta              150
NHC HealthCare, Springfield             Springfield         112

TEXAS
Autumn Hills Convalescent Center        Houston             116
Autumn Hills Convalescent Center        Richmond             99
Autumn Hills Convalescent Center        Sugarland           150
Autumn Hills Convalescent Center        Tomball             150
Bonham Nursing Center                   Bonham               65
Canterbury Villa of Falfurrias          Falfurrias           98
Canterbury Villa of Kingsville          Kingsville          162
College Street Nursing Center           Beaumont             50
Columbus Care Center                    Columbus            129
Conroe Convalescent Center              Conroe              108
Denison Manor                           Denison              71
Fair Park Nursing Center                Huntsville           92
Friendswood Arms Convalescent Center    Friendswood         102
Galaxy Manor Nursing Center             Cleveland           148
Golden Charm Nursing Center             Liberty             118
Lindbergh Health Care Center            Beaumont             82
Shoreline Health Care Center            Taft                200
Terry Haven Nursing Center              Mt. Vernon           65
Town Park Convalescent Center           Houston             125
Willis Convalescent Center              Willis              114
Willow Bend Care Center                 Mesquite            162
Heritage Forest Lane                    Dallas              120
Heritage Manor - Canton                 Canton              110
Heritage Manor - Mesquite               Dallas              152
Heritage Oaks                           Arlington           204
Heritage Village                        Dallas              280
Winterhaven                             Houston             160

VIRGINIA
Brian Center of Alleghany               Low Moor             60
Brian Center of Fincastle               Fincastle            60
Kegley Manor                            Bastian              57
Maple Grove Health Care                 Lebanon              60
NHC HealthCare, Bristol                 Bristol             120
The Springs Nursing Center              Hot Springs          60
Willow Creek Health Care Center         Midlothian          120

WASHINGTON
Highline Care Center                    Seattle              73
Park Ridge Care Center                  Seattle             115
Park West Care Center                   Seattle             139
Sehome Park Care Center                 Bellingham          115

WISCONSIN
Haney Creek Health & Rehab Center       Milwaukee           196


ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital                 Jackson              55

LOUISIANA
University Rehab Hospital               New Orleans         106


MEDICAL OFFICE BUILDINGS
                                                       Square
Center                             City                Footage
FLORIDA
North Okaloosa                     Crestview           27,017

ILLINOIS
Crossroads                         Mt. Vernon          12,910

KENTUCKY
Scott Hospital                     Georgetown          24,824

LOUISIANA
Women's & Children's               Lafayette           30,000

TEXAS
Pasadena                           Pasadena            61,500
Hill Regional                      Hillsboro           23,000

UTAH
Pioneer Valley                     Salt Lake City      69,910

WASHINGTON
Capital Medical Office Building    Olympia             67,152

RETIREMENT CENTERS

Center                                  City                    Beds

MISSOURI
Lake St. Charles Retirement
      Center*                           St. Charles              155

NEW HAMPSHIRE
Heartland Place                         Epsom                     60

TENNESSEE
Parkwood Retirement Center              Chattanooga               32
Colonial Hill Retirement Center         Johnson City              63

TEXAS
Remington Retirement Community          Corpus Christi            90
Tiffany Walk Congregate Center          Tomball                   60


ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED

Center                                  City                Beds

ARIZONA
Clare Bridge - Glendale                 Glendale             38
Sterling House - Gilbert                Gilbert              50
Sterling House - Tucson                 Tucson               50
Clare Bridge - Tanque Verde             Tucson               38

FLORIDA
19th Street Group Home                  Gainesville           6
107th Place Group Home                  Belleview             6
Bessent Road Group Home                 Starke                6
Brighton Gardens of Maitland*           Maitland            112
Brighton Gardens of West Palm Beach*    West Palm Beach     114
Clare Bridge - Maitland                 Maitland             38
Coletta Drive Group Home                Orlando               6
Frederick Avenue Group Home             Daytona Beach         6
High Desert Court Group Home            Jacksonville          6
Spring Street Group Home                Lake City             6
Claudia Drive Group Home                Jacksonville          6
Plaza Oval Group Home                   Casselberry           6
Rosewood Group Home                     Ormond Beach          6
Second Street Group Home                Ocala                 6
Somerset on Lake Saunders               Tavares              66
Sterling House - Daytona Beach          Daytona Beach        60
Suffridge Drive Group Home              Bonita Springs        6
Tunis Street Group Home                 Jacksonville          6
Walnut Street Group Home                Starke                6
Wynwood                                 Maitland             78
Park Place of St. Augustine (U/C)       St. Augustine        89

MARYLAND
Morningside House of St. Charles        St. Charles          86
Morningside House of Friendship         Hanover             120
Morningside House of Harmans            Harmans              98

MISSOURI
Lake St. Charles Retirement Center*     St. Charles          25

NEW JERSEY
Brighton Gardens of Edison*             Edison              118
Royal Health Gate Nursing & Rehab*      Trenton              30
Regal Manor Health Care Center*         Toms River           30

NORTH CAROLINA
Manorhouse - Charlotte                  Charlotte           144

SOUTH CAROLINA
Sterling House - Conway                 Conway               52

TENNESSEE
717 Cheatam Street                      Springfield           8
305 West Hillcrest Drive                Springfield           8
307 West Hillcrest Drive                Springfield           8
Sterling House - Gallatin               Gallatin             49
Sterling House - Kingsport              Kingsport            49
Sterling House - Tullahoma              Tullahoma            49
NHC HealthCare, Dickson*                Dickson              20
NHC HealthCare, Johnson City*           Johnson City         15
NHC HealthCare, Somerville*             Somerville           12
NHC HealthCare, Smithville              Smithville           10

TEXAS
Brighton Gardens of Preston Road        Dallas              109

VIRGINIA
Morningside House of Leesburg           Leesburg            110

*These facilities are listed in multiple categories.
U/C = Under construction

             REAL ESTATE MORTGAGE INVESTMENT CONDUITS

20.0% participating interest            14 Properties       1,971
 5.2% participating interest            23 Properties       2,896


Item 3.   Legal Proceedings

     The Company is not subject to any material pending litigation, although a number of its operators or mortgagors are currently in bankruptcy. See "Foreclosure Properties". The Health Care Facilities are subject to claims and suits in the ordinary course of business. The Company's lessees and mortgagees have indemnified and will continue to indemnify the Company against all liabilities arising from the operation of the Health Care Facilities, and will indemnify the Company against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on the Company or its operations.


Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  The 1999 Annual Meeting of the Shareholders was held on April 26,
          1999.

     (b)  Matters voted upon at the meeting are as follows:

     PROPOSAL NO. 1: Election of Jack Tyrrell and W. Andrew Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Mr. Robert T. Webb; Mr. Ted H. Welch and Mr. Richard F. LaRoche, Jr.

                                                      % of Total
                                                  Outstanding Shares
                            For              Abstain   Voting   Voting For
Jack Tyrrell             22,873,832          123,087    94.4%    93.9%
W. Andrew Adams          22,868,970          127,938    94.4%    93.9%


     PROPOSAL NO. 2:     Ratify the appointment of Arthur Andersen LLP as the
     Company's independent accountant.

                                                 % of Total
                                             Outstanding Shares
                   For         Against   Abstain   Voting    Voting For
               22,865,199      73,449   58,260     94.4%     93.85%



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


Common Stock Market Prices and Dividends

     The Company's common stock is traded on the New York Stock Exchange under the symbol NHI. The closing price for NHI stock on February 29, 2000 was $13.3125. As of December 31, 1999, there were approximately 1,671 holders of record of shares and the Company estimates that as of such date there were in addition in excess of 25,700 beneficial owners of the shares.

High and low stock prices and dividends for the last two years were:


                             1999                        1998
                ----------------------------  ------------------------------
                                     Cash                          Cash
                   Sales Price     Dividends     Sales Price     Dividends
Quarter Ended    High      Low     Declared    High      Low     Declared

March 31       $28.2500  $21.5000     .74    $42.2500  $38.6250    $.74
June 30         25.7500   20.0000     .74     39.9375   32.1250     .74
September 30    23.2500   15.2500     .74     33.8750   25.3125     .74
December 31     17.2500   14.1250     .74     30.9375   24.3750     .74


Item 6.   Selected Financial Data

     The following table represents financial information with respect to the Company for the five years ended December 31, 1999. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

                                    NATIONAL HEALTH INVESTORS, INC.
                                        SELECTED FINANCIAL DATA
                            (dollars in thousands, except per share amounts)


Year Ended December 31            1999           1998           1997           1996          1995
Net revenues                  $   131,158    $    106,552   $    111,410   $    99,429    $   90,068
Net income                         53,618          69,645         75,388        67,164        49,692
Net income per share
  Basic                       $      2.13    $       2.72   $       3.01   $      2.92    $     2.63
  Diluted                            2.13            2.69           2.92          2.81          2.48

Mortgages and other
  investments, net            $   441,906    $    495,964   $    479,194   $   553,456    $  505,108
Real estate properties, net       316,021         245,538        200,069       184,255       123,195
Total assets                      788,545         769,198        753,033       748,672       639,256
Long term debt                    172,870         151,559        155,659       160,008       141,103
Credit facilities                  88,000          58,500            ---        59,000        31,750
Convertible subordinated
  debentures                       95,741         100,096        119,038        90,735        82,316
Total stockholders' equity        392,640         424,660        444,080       409,683       356,981

Common shares outstanding      24,382,987      24,364,391     24,753,570    23,474,751    20,535,014
Weighted average common shares
  Basic                        24,365,027      24,964,047     24,394,044    21,916,921    16,381,826
  Diluted                      24,367,529      28,689,192     28,887,987    27,211,999    22,851,888

Common dividends declared
  per share                   $     2.960    $      2.960   $      2.960   $     2.840    $    2.610

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of December 31, 1999, NHI had interests in net real estate owned, and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $757.9 million. NHI's strategy has been to invest in health care real estate which generates current income that will be distributed to stockholders. NHI has implemented this strategy by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current market conditions make it unlikely that any material new investments in health care properties will occur during 2000. Instead, NHI is monitoring and improving its existing properties.

     As of December 31, 1999, the Company was diversified with investments in 202 health care facilities located in 26 states consisting of 146 long-term care facilities, two acute care hospitals, eight medical office buildings, 22 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $316.5 million aggregate principal amount of loans to 29 borrowers, $316.0 million of purchase leaseback transactions with seven lessees and $37.7 million invested in REMIC pass through certificates backed by first mortgage loans to four operators. Of these 202 facilities, 51 are leased to National HealthCare Corporation ("NHC") and nine additional facilities are managed by NHC. NHC is the Company's investment advisor. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 22.1% of total invested assets on December 31, 1999.

     At December 31, 1999, 55.4% of the total invested assets of the health care facilities were operated by public operators, 24.0% by regional operators, and 20.6% by small operators.


Liquidity and Capital Resources

Sources and Uses of Funds

     NHI has generated net cash from operating activities during 1999 totaling $73.4 million compared to $84.9 million in the prior year. The primary reason for this year to year decline was a reduction in net income accompanied by an increase in accounts receivable offset in part by increased depreciation expense, loan loss provisions and accounts payable. The increased accounts receivable and payable are due primarily to patient accounts receivable generated from operations of nursing centers taken over in loan foreclosures. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, and working capital changes.

     Net cash used in investing activities during 1999 totaled $53.4 million compared to $78.7 million in the prior year. Cash flows provided from investing activities during 1999 included collections on mortgage notes receivable of $16.3 million compared to $3.9 million for the prior year, along with prepayment of $93.9 million of mortgage notes receivable in the prior period.

     Cash flows used in investing activities during 1999 included investment in mortgage notes receivable of $22.2 million, real estate properties of $14.3 million, and marketable securities of $33.2 million. Cash flows used in investing activities in the prior period included investment in mortgage notes receivable of $67.6 million, in real estate properties of $40.7 million, in preferred stock of $38.1 million and in marketable securities of $30.1 million.

     Net cash used in financing activities during 1999 totaled $23.8 million compared to $50.7 million in the prior year. Cash flows provided by financing activities included $29.5 million from credit facility borrowings and $25.8 million from long term debt borrowings, compared to $58.5 million from credit facility borrowings, $0.2 million from long term debt borrowing and $2.0 million from the sale of common stock.

     Cash flows used in financing activities for 1999 included principal payments on long-term debt of $4.5 million and dividends paid to shareholders of $73.8 million. This compares to prior year activity of $4.3 million of principal payments on long term debt, dividends paid to shareholders of $75.8 million and the repurchase of common stock of $31.3 million.

     In March 2000, we announced a reduction in our quarterly dividend of 10 cents per common share to 64 cents. This is NHI's first dividend decline and it reflects the Company's concern over continuing volatility in the long-term care industry and increased interest expense on the company's bank debt.

     NHI has established a senior unsecured revolving line of credit that allows it to borrow a maximum of $100.0 million. The amount available to be drawn on this revolving line of credit is $12.0 million at December 31, 1999, and the entire balance outstanding matures in October 2000. In addition, $38.1 million of the Company's convertible subordinated debentures outstanding at December 31, 1999 mature on January 1, 2001, and NHI likely will redeem these debentures in cash. It is unlikely that holders of these convertible subordinated debentures will convert them to common stock prior to January 1, 2001. The debentures may be repaid from the proceeds of mortgage prepayments or through the sale of short-term investments. NHI believes that it will be able to refinance its commitments under the line of credit and the convertible subordinated debentures at or prior to their maturity; however, it is likely that NHI's costs under new debt or equity issues will exceed the interest rates NHI currently pays on its line of credit and convertible subordinated debentures. The lack of availability of reasonably priced capital limits NHI's ability to make new investments, and future refinancings at higher interest rates could have an adverse impact on NHI's financial position, results of operations and cash flows.

Commitments

     At December 31, 1999, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $9.0 million in health care real estate projects, of which $7.0 million is expected to be funded within the next 12 months. The commitments include mortgage loans for two long-term health care centers, one medical office building, and three assisted living facilities all at rates ranging from 9.0% to 11.5 %. Also included in the $9.0 million of commitments is a commitment to loan an additional $2.0 million on one existing loan when the mortgagee obtains certain operating ratios.

     Financing for current commitments and future commitments to others may be provided by cash balances, by borrowings under the Company's bank credit facilities, new lines of credit, private placements or public offerings of debt or equity, the assumption of secured or unsecured indebtedness, or by the sale of all or a portion of certain currently held investments.

     NHI is currently limited in its ability to make new investments due to a lack of availability of reasonably priced capital. However, the Company believes it has sufficient liquidity and financing capability to finance current investments for which it is committed as well as to repay or refinance borrowings at or prior to their maturity.

Loan Foreclosures and Bankruptcy

     As more fully described in Note 3 to the Consolidated Financial Statements, during late 1998 and during 1999, NHI purchased 17 long-term health care facilities and a retirement center for $81.4 million. The purchases were undertaken either in foreclosure or in lieu of foreclosure due to financial defaults on first mortgage loans with three different owners. The mortgages had been funded from 1993 through 1996 in original principal amounts totaling $88.6 million.

     NHI is treating each of the properties described above as foreclosure property for federal income tax purposes. With this election, unqualified income generated by the properties is expected to be treated as qualified income for a minimum of two years from the purchase date for purpose of the income-source tests that must be satisfied by real estate investment trusts to maintain their tax status.

     As more fully described in Note 4 to the Consolidated Financial Statements, during late 1999, NHI was informed of the bankruptcy of one of its
major customers.   The bankruptcy may affect three of NHI's mortgage loans.
The three loans, which are secured by 17 long-term health care facilities and other property, were made to three different entities in the original principal amounts totaling $55.5 million. Current carrying amounts of the three loans total $41.9 million. NHI is currently evaluating the collateral given for the loans, but believes that for each of the three loans the collateral supports the net carrying value of the loan.

Loan Write-offs and Income Recognition

     As more fully described in Note 4 to the Consolidated Financial Statements, during 1999 NHI wrote off $10.0 million of mortgage notes receivable with carrying values before write-off of $74.0 million. In addition, NHI discontinued income recognition on one loan that had a carrying value of $4.5 million. As of December 31, 1999, two loans with carrying values of $40.9 million earning interest at approximately 11% have unpaid interest of from 30 to 60 days outstanding. Consistent with its policy on nonperforming loans to not recognize unpaid mortgage interest income in excess of 90 days, NHI may discontinue income recognition on these and other mortgage notes receivable in 2000.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net income for the year ended December 31, 1999 is $53.6 million versus $69.6 million for the same period in 1998, a decrease of 23.0%. Diluted earnings per common share decreased 56 cents or 20.8%, to $2.13 in 1999 from $2.69 in 1998.

     Total revenues for the year ended December 31, 1999 increased $24.6 million or 23.1% to $131.2 million from $106.6 million for the year ended December 31, 1999. Revenues from mortgage interest income decreased $7.9 million, or 13.9%, when compared to the same period in 1998. Revenues from rental income increased $3.7 million, or 8.8% in 1999 as compared to 1998. Revenues from investment interest and other income increased $4.5 million or 61.2% compared to 1998. Facility operating revenue increased to $24.3 million in 1999 compared to $0.00 million in 1998.

     The decrease in mortgage interest income is due in part to a decline in the average amount of mortgage investments outstanding as a result of prepayments and foreclosure on mortgage loans. During the prior year 1998, NHI received $93.9 million of prepayments on mortgage notes receivable. In addition, during 1998 and 1999, NHI foreclosed on mortgage loans totaling $81.4 million. Furthermore, mortgage interest income in 1999 included no income from prepayment penalties and unamortized commitment fees applicable to early loan repayments as compared to $5.0 million of income in 1998.

     The increase in rental income resulted primarily from the increase in investments in real estate properties of $55.0 million during the last 24 months. The increase in investment interest and other income is due to the investment of higher cash amounts, as well as the net investment of $33.2 million in marketable securities during 1999.

     Total expenses for 1999 increased $40.6 million or 110.1% to $77.5 million from $36.9 million for 1998. Interest expense increased $6.5 million or 33.9% in 1999 as compared to 1998. Depreciation of real estate increased $2.5 million or 28.3% when compared to 1998. General and administrative costs decreased $0.6 million or 15.9%. Loan loss expense increased $9.5 million or 223.9% to $13.8 million. Facility operating expense increased to $22.6 million in 1999 compared to $0.0 million in 1998.

     Interest expense increased due to increased borrowing on credit facilities and long-term debt compared to the prior year. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers, and seven long term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) as discussed in Note 3 to the Consolidated Financial Statements.

     NHI recorded a non-cash charge of $10.0 million, a decrease of 41 cents per share basic and diluted, in the fourth quarter because of the impairment of values related to mortgage loans, foreclosures and lease terminations. The charge reduces net income but has no impact on funds from operations ("FFO").

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net income for the year ended December 31, 1998 is $69.6 million versus $75.4 million for 1997, a decrease of 7.6%. Diluted earnings per common share decreased 23 cents or 7.9% to $2.69 in 1998 from $2.92 in 1997.

     Total revenues for the year ended December 31, 1998 decreased $4.9 million or 4.4% to $106.6 million from $111.4 million for the year ended December 31, 1998. Revenues from mortgage interest income decreased $10.5 million, or 15.6%, when compared to the same period in 1997. Revenues from rental income increased $2.3 million, or 5.8% in 1998 as compared to 1997. Revenues from investment interest and other income increased $3.3 million or 83.7% compared to 1997.

     The decrease in mortgage interest income is due to the receipt by NHI of prepayments of $93.9 million of first mortgages receivable during 1998, compared to new mortgage investments of $67.6 million during the same period. Mortgage interest income included $7.3 million of prepayment penalties and unamortized commitment fees applicable to early loan repayments in 1998.

     The increase in rental income resulted primarily from the increase in investments in real estate properties of $40.7 million during the previous 12 months. The increase in investment interest and other income is due to the investment of higher cash amounts, as well as the investment of $38.1 million in the preferred stock of LTC Properties, Inc. and $30.1 million in marketable securities.

     Total expenses for the 1998 twelve month period increased $0.9 million or 2.5% to $36.9 million from $36.0 million for the 1997 twelve month period. Interest expense decreased $3.1 million or 14.0% in the 1998 twelve month period as compared to the 1997 period. Depreciation of real estate increased $.9 million or 11.4% while amortization of loan and organization costs decreased $.1 million or 17.7% in 1998 when compared to 1997. General and administrative costs increased 5.2%. Loan loss provisions were $4.3 million for 1998 compared to $1.2 million for 1997.

     Interest expense decreased due to lower average levels of long-term and subordinated debt compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions. Loan loss provisions increased based on the application of the Company's policy for determining loan loss provisions.

     The 1998 repurchase of 1,122,000 shares of common stock for $31.3 million resulted in a reduction of weighted average basic and diluted common shares outstanding in 1998 of 343,000. Notwithstanding alternative uses of the cash used to repurchase the common stock, the repurchase resulted in an increase in 1998 net income per share of 3 cents basic and diluted.


Income Taxes

     NHI intends at all times to qualify as a real estate investment trust under Section 856 through 860 of the Internal Revenue code of 1986, as amended. Therefore, NHI will not be subject to federal income tax provided it distributes at least 95% of its annual real estate investment trust taxable income to its stockholders and meets other requirements to continue to qualify as a real estate investment trust. Accordingly, no provision for federal income taxes has been made in the financial statements. NHI's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHI.

     NHI is aware of certain income tax contingencies with regards to limitations on ownership of its stock and to its use of an independent contractor to manage certain of its foreclosure properties. In order to fully resolve the contingencies, NHI is in the process of requesting from the Internal Revenue Service ("IRS") closing agreements regarding each of these contingencies. NHI's management, based on its discussions with its legal counsel, understands that other real estate investment trusts have been successful in obtaining closing agreements with the IRS regarding real estate investment trust qualification issues. However, it is possible that the IRS will not rule in favor of NHI. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHI's financial statements taken as a whole and could also result in the loss of NHI's status as a real estate investment trust, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHI.


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


New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.
SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferred of the Effective Date of SFAS 133", is effective for fiscal quarters beginning after June 15, 1999. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.

Year 2000 Compliance

     In recent years, as part of its Year 2000 readiness plan, NHI focused on potential Year 2000 issues in areas such as mainframe and network computer operations, personal computer hardware and software, third party mortgagees and lessees, and third party vendors. Based on the results of NHI's Year 2000 assessment remediation and testing and based on experience since January 1, 2000, NHI does not believe that any significant Year 2000 issues continue to exist related to these areas.

     With regard to NHI's third party mortgagees and lessees, NHI's assessment of Year 2000 issues has been based primarily on information provided by mortgagees and lessees and on NHI's uninterrupted receipt of monthly mortgage and lease payments. However, there can be no assurance that the information provided by the mortgagees and lessees is accurate or complete or that NHI's third party mortgagees and lessees are not experiencing or may experience Year 2000 issues.

     As a result of its advisory agreement with NHC, costs related to NHI's Year 2000 plan have not been material and are not expected to be material in future periods. No additional advisory fees have been or will be charged to NHI related to the assessment, remediation and testing of NHI's Year 2000 compliance.


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

     As of December 31, 1999, $112,488,000 of the Company's long-term debt bears interest at fixed interest rates. As of December 31, 1999, all of the Company's $95,741,000 of convertible subordinated debentures bear interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments. The remaining $60,382,000 of the Company's long-term debt and $88,000,000 line of credit facility bear interest at variable rates. However, in order to mitigate the impact of fluctuations in interest rates on its variable rate debt, the Company has entered into interest rate swap agreements whereby the Company has exchanged certain variable interest rates on a $50,000,000 notional principal amount for a fixed rate of interest. Therefore, after including the mitigating impact of the interest rate swaps, a hypothetical 10% change in interest rates has an immaterial impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments.

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

Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)
                                1st      2nd       3rd       4th
                              Quarter   Quarter   Quarter   Quarter

1999
Net Revenues                  $30,014   $29,182   $32,888   $39,074
Net Income                     16,243    15,953    15,785     5,637
Basic Earnings Per Share         .650      .640      .630      .210
Diluted Earnings Per Share       .650      .640      .630      .210


1998

Net Revenues                  $28,244   $26,423   $25,544   $26,341
Net Income                     17,846    17,889    17,768    16,142
Basic Earnings Per Share         .700      .690      .690      .640
Diluted Earnings Per Share       .690      .680      .680      .640



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
                                                                Director
                                                                  Term
Name                     Age       Position with the Company     Expires

W. Andrew Adams          54        Director and President          2002
Richard F.               54        Director, Senior Vice
  LaRoche, Jr.                     President and Secretary         2001
Jack Tyrrell             53        Director                        2002
Robert T. Webb           55        Director                        2000
Ted H. Welch             66        Director                        2001
Robert G. Adams          53        Senior Vice President           ----

     W. Andrew Adams has been President and a director of the Company since its inception in 1991. Mr. Adams is also President and a director of National HealthCare Corporation ("NHC"), the Company's Investment Advisor. He has served on the Multi-Facility Committee of the American Health Care Association, the trade association for long-term health care center companies. He has an M.B.A. from Middle Tennessee State University. Mr. Adams serves on the Board of Directors of David Lipscomb University in Nashville, Tennessee, the Board of Directors of SunTrust Bank in Nashville, Tennessee, and the Board of Directors of National Health Realty, Inc.

     Richard F. LaRoche, Jr. has served as Vice President, Secretary and a director of the Company since its inception in 1991. Mr. LaRoche is also General Counsel, Secretary and Senior Vice President of NHC. He serves in the same capacities for National Health Realty, Inc. He received a J.D. from Vanderbilt University and an A.B. from Dartmouth College. Mr. LaRoche is responsible for legal affairs, acquisitions and finance for all three companies.

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

     Robert T. Webb has served as a director of the Company since its inception in 1991. Mr. Webb is the owner of commercial buildings and rental properties in the Middle Tennessee area, a subdivision developer, and a partner in commercial properties located in Rosslyn, Virginia and Phoenix, Arizona. Mr. Webb is the President and the sole owner of Webb's Refreshments, Inc. which has been in operation serving the Middle Tennessee area since 1976. Mr. Webb attended David Lipscomb College and received a B.A. in business marketing from Middle Tennessee State University in 1969. Mr. Webb is Chairman of the Board and a Director of Care Foundation of America, Inc., a non-profit, tax exempt operating long term care provider.

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

     Robert G. Adams has served as Vice President since 1997. He is the brother of W. Andrew Adams. He is the Chief Operating Officer of NHC and serves on the Board of Directors of NHC and National Health Realty, Inc. He is responsible for oversight of all company due diligence efforts and financial pro formas. He received a B.S. degree from Middle Tennessee State University.

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

     Dinsie B. C. Hale (Senior Accountant) has been with NHC since 1985. She is responsible for billing and collection and functions as a senior account for NHI. She has a B.S. degree from Middle Tennessee State University.

     Kristin S. Gaines (Credit Analyst) has been with NHI since 1998. She oversees portfolio compliance and reports on those issues monthly to the NHC Advisory Committee and quarterly to the Board of Directors. She has a B.S. and an M.B.A. from Middle Tennessee State University.

     Sherel A. Cochran (Administrative Secretary) has been with NHC since 1999. She has held several administrative positions within the banking and finance industry. She is a graduate of Western Business University in Portland, Oregon.


Item 11.  Executive Compensation

     The Company's day to day operations are conducted by personnel provided by NHC. The Company does have three executive officers, all of whom are also officers of NHC. The three executive officers may receive a bonus for their work for NHI, which is paid by NHC and credited against the advisory fee; however, no bonus has yet been declared or paid to them for 1999.

The following Table 1 sets forth certain information concerning the compensation of the Company's chief executive officer and the other executive officers of the Company:

                                          TABLE I
                              NATIONAL HEALTH INVESTORS, INC.
                                SUMMARY COMPENSATION TABLE
                                           1999



                                                                    Restricted
Name and Principal                                    Other annual   Stock                                 All Other
Position               Year      Salary($)   Bonus    Compensation   Awards     Options/SARs  LTIP Payouts Compensation
W. Andrew Adams        1999      $   ---     $    (3)         ---        ---          ---            ---         ---
President &            1998          ---      253,225         ---        ---          ---            ---         ---
Director               1997          ---      600,000         ---        ---          ---            ---         ---

Robert G. Adams        1999      $   ---     $    (3)         ---        ---          ---            ---         ---
Vice President         1998          ---      202,000         ---        ---          ---            ---         ---
                       1997          ---      400,000         ---        ---          ---            ---         ---

Richard F.             1999      $   ---     $    (3)         ---        ---          ---            ---         ---
LaRoche, Jr.           1998          ---      202,995         ---        ---          ---            ---         ---
VP/Secretary           1997          ---      400,000         ---        ---          ---            ---         ---
& Director

1Compensation deferred at the election of an executive has been included in salary column (d).
2These officers also received compensation from National HealthCare Corporation and National Health Realty, Inc. which are disclosed in those Company's Form 10-K or proxy statements.
3No bonus has yet been declared or paid for 1999.

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

     Pursuant to the automatic grant provisions of the Plans, the three non-NHC affiliated directors have each received options to purchase shares at $25.375 in 1995, $33.50 in 1996, $36.00 in 1997, $39.875 in 1998 and $24.25 in
1999. The outside directors have exercised all but 5,060 of the 1995 grants, all but 10,000 of the 1996 grants and none of the 1997, 1998 or 1999 grants.

     On January 15, 1997, the option to purchase 194,000 shares were granted to Key Employees at $36.00 per share. On October 26, 1999, the Company awarded options on 145,000 shares at the then fair market value of $14.50 per share to Key Employees from the 1997 Stock Option Plan. None of the Stock Option grants have been exercised. Of the 620,800 shares available under the Company's Option Plans, 395,000 are available for future grants.


Options Granted in 1999

     The table below provides certain information on grants of stock options to the executive officers and directors pursuant to the Company's 1991 Option Plan during the fiscal year ended December 31, 1999. Although stock appreciation rights are available under the plan, none have been issued to date.

                                                                           Potential Realizable
                                       Percent of                            Value at Assumed
                                       Total          Exercise                 Annual Rates of
                                       Options/SAR's  or Base              Stock Price Appreciation
                         Options/SAR's Granted in     Price        Expiration   for Option Term (1)
Name                     Granted (#)   Fiscal Year    ($/Share)    Date         5% ($)        10% ($)
Ted H. Welch                15,000       7.9%         $24.250       4/25/04     $    -0-    $    -0-
Jack Tyrrell                15,000       7.9%          24.250       4/25/04          -0-         -0-
Robert T. Webb              15,000       7.9%          24.250       4/25/04          -0-         -0-
W. Andrew Adams             30,000      15.8%          14.500       10/2005          ---         ---
Richard F. LaRoche, Jr.     20,000      10.5%          14.500       10/2005          ---         ---
Robert G. Adams             20,000      10.5%          14.500       10/2005          ---         ---

(1) Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option terms over the December 31, 1999 average stock price of $14.6563. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.


1999 Year-End Option Values

     The following table summarizes certain information regarding stock options exercised during the fiscal year ended December 31, 1999 and stock options held as of December 31, 1999 by the Executive Officers and Directors. No SARs were held or exercised during fiscal 1999.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                AND FISCAL YEAR-END OPTION VALUES
                                                    Number of Shares
                       Shares                       Underlying Unexercised   Value of Unexercised
                    Acquired on     Value           Options at Fiscal        In-the-Money Options
                      Exercise     Realized         Year-End                 at Fiscal Year-End
Name                    (#)         ($)(1)             (#)                          ($)(2)
W. Andrew Adams          -0-        $  -0-              70,000               $     -0-
Richard F. LaRoche, Jr.  -0-           -0-              50,000                     -0-
Robert T. Webb           -0-           -0-              45,000                     -0-
Ted H. Welch             -0-           -0-              50,000                     -0-
Jack Tyrrell             -0-           -0-              55,000                     -0-
Robert G. Adams          -0-           -0-              50,000                     -0-

(1) Represents the difference between the exercise price and the average sales price of the Common stock on the date of exercise.

(2) Value based on the average sales price per share ($14.6563) of the Com-pany's Common Stock on December 31, 1999, as reported on the New York Stock Exchange, less the exercise price.



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

Names and Addresses                Number of Shares         Percentages of
of Beneficial Owners               Beneficially Owned(1)     Total Shares
W. Andrew Adams(2)                     1,405,727                5.8%
1927 Memorial Blvd.
Murfreesboro, TN  37129

Richard F. LaRoche, Jr.(3)(9)            376,248                1.5%
2103 Shannon Drive
Murfreesboro, TN  37129

Jack Tyrrell(4)(9)                        85,586                 *
3100 West End Avenue
Nashville, TN  37203

Robert T. Webb(5)                        100,671                 *
149 MTCS Drive
Murfreesboro, TN  37129

Ted Welch(6)                              73,940                 *
611 Commerce, 29th Floor
Nashville, TN  37219

Robert G. Adams(7)(9)                    384,370                1.6%
2217 Tomahawk Trace
Murfreesboro, TN 37129

Franklin Resources, Inc.(10)           2,443,915               10.0%
777 Mariners Island Blvd.
San Mateo, CA 94403

Nicholas Fund, Inc.                    1,931,000                7.9%
and Nicholas Income Fund, Inc.
6002 North Highway 83
Hartland, WI 53029-8503

All Executive Officers and
  Directors as a Group
  (6 persons)(8)                       2,426,542                9.9%
________________
*Less than 1%.

     (1) The percentages shown are based on 24,365,159 shares of Common Stock outstanding on December 31, 1999 plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange Act as disclosed by Vickers Stock Research Corporation.
     (2) Includes options to purchase 70,000 shares of Common Stock held by Mr. Adams.
     (3) Includes options to purchase 50,000 shares of Common Stock held by Mr. LaRoche.
     (4) Includes options to purchase 56,000 shares of Common Stock held by Mr. Tyrrell or family trusts.
     (5) Includes options to purchase 45,000 shares of Common Stock held by Mr. Webb.
     (6) Includes options to purchase 54,000 shares of Common Stock held by Mr. Welch.
     (7) Includes options to purchase 50,000 shares of Common Stock held by Mr. Adams.
     (8)  Includes options to purchase 250,000 shares of Common Stock.
     (9) Substantially all the options included in this total have been transferred to a family partnership or trust.
     (10) This is ownership for SEC purposes and not for purposes of real estate investment trust regulations.

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

     The majority of the NHC Mortgage Debt is cross-defaulted with other NHC liabilities and is cross-collateralized as mentioned above. NHC has advised the Company that an event of default has been declared on one approximately $32,000,000 loan which the Company guarantees. The lenders dispute the allocation of certain collateral between itself and another lending institution. It has advised the Company that it is in continuing negotiations with the lenders on curing the default. Thus, in the event NHC defaulted on its remaining obligations under its debt package, the Company could lose its interest in the Notes or the NHC Health Care Facilities, even if its own payments on the NHC Mortgage Debt were current.


The Guaranteed Debt

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed the debt ($14,320,000 at December 31, 1999) of unrelated parties which NHC has also guaranteed. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at December 31, 1999. NHI receives from NHC compensation of approximately $72,000 per annum for the guarantees which is credited against NHC's base rent requirements. Additionally, NHI has outstanding letters of credit for $9,580,000 of debt. NHI also has guaranteed bank loans in the amount of $1,447,700 to key employees and directors of the Company and NHC employees and directors utilized for the exercise of stock options. No fee is charged for these option exercise guarantees.

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


Advisory Contracts

     A subsidiary of NHC, the Company's investment advisor, was retained by the Company in August 1999 to manage its eight New England properties. Additionally, effective February 1, 2000, the Company has transferred managerial control of its four Washington state properties pursuant to an advisory agreement with other subsidiaries of NHC. Details of these properties can be found in the section entitled "Foreclosure Properties". The advisory fee is substantially the same to that which NHI negotiated with a third party management company who operated the Washington state properties for approximately 16 months.


Management Conflict of Interest

     Two of the five directors and all of the officers of the Company occupy positions with NHC, and therefore, there may be conflicts of interest in their duties to the NHC stockholders and Company stockholders. Although the Directors of the Company believe the terms of the NHC leases and the Advisory Agreement are fair and reasonable, not all of the terms of the leases or the Advisory Agreement are fair and reasonable, not all of the terms of the leases or the Advisory Agreement were negotiated on an arm's-length basis. The Company may purchase additional equity interests in real estate from, or make additional mortgage loans to, NHC. Since NHC will be the Company's investment advisor, it will have a conflict of interest in determining the price to be paid by the Company for additional assets which may be purchased from NHC and the terms of any leases to be entered into between the Company and NHC.

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


Option Exercise Loan Guaranty Program

     The Company has implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to obtain an NHI guaranty of up to $100,000 per year on loans made from commercial banking institutes, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5,000,000. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table below indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 1999.

                           Current     Maximum
                             Loan       Loan               Commercial Bank
                         Outstanding   Outstanding         Originating Loan
W. Andrew Adams          $    -0-       $    -0-            --
Richard F.
   LaRoche, Jr.             100,000       200,000          SouthTrust Bank
Jack Tyrrell                  -0-            -0-            --
Robert T. Webb                -0-            -0-            --
Ted Welch                     -0-            -0-            --
Robert G. Adams               -0-         100,000          SouthTrust Bank
Olin O. Williams             50,000        50,000          SouthTrust Bank
NHC Employees             1,437,699     1,654,333          SouthTrust Bank

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

     (b)  Reports on Form 8-K. - Filed November 9, 1999

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Murfreesboro, State of Tennessee, on the 28th day of March, 2000.

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

     Signature                     Title                    Date


/s/ W. Andrew Adams            President & Director         March 28, 2000
W. Andrew Adams               (Principal Executive Officer)



/s/ Richard F. LaRoche, Jr.   Secretary and Director        March 28, 2000
Richard F. LaRoche, Jr.       (Principal Financial Officer)



/s/ Jack Tyrrell              Director                      March 28, 2000
Jack Tyrrell



/s/ Robert T. Webb            Director                      March 28, 2000
Robert T. Webb



/s/ Ted H. Welch              Director                      March 28, 2000
Ted H. Welch

                       NATIONAL HEALTH INVESTORS, INC.
            FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999

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

      4.4         Form of Indenture Governing       Incorporated by reference
                  the Debentures                    to Exhibit 4.3 to Form S-4
                                                    Registration Statement No.
                                                    33-41863

      4.5         Form of Debenture due 2001        Incorporated by reference
                  (7-3/4%)                          to Exhibit 4.3 to Form S-3
                                                    Registration Statement
                                                    No. 33-85398

      4.6         Form of Debenture due 2006        Incorporated by reference
                  (7%)                              to Exhibit 1 to Form S-3
                                                    Registration Statement
                                                    No. 33-72370

      4.7         First Supplemental Indenture      Incorporated by reference
                  Dated December 15, 1995           to Exhibit 4.7 to Form 10-K
                                                    dated February 26, 1996

                       NATIONAL HEALTH INVESTORS, INC.
            FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999

                          EXHIBIT INDEX (Continued)

    Exhibit No.            Description                 Page No. or Location


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

                 NATIONAL HEALTH INVESTORS, INC.

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets-December 31, 1999 & 1998

Consolidated Statements of Income-For the Years Ended
          December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows-For the Years Ended
          December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity-For the
          Years Ended December 31, 1999, 1998 and 1997

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

      The 1999 consolidated financial statements, together with the Report of Independent Public Accountants, listed in the above index are filed herewith.

NATIONAL HEALTH INVESTORS, INC.

Report of Independent Public Accountants

To National Health Investors, Inc.:

    We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 18, 2000

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)
December 31                                                  1999       1998
Assets
  Real estate properties:
   Land                                                    $ 31,875   $ 22,649
   Buildings and improvements                               340,966    267,962
   Construction in progress                                     567        798
                                                            373,408    291,409
   Less accumulated depreciation                            (57,387)   (45,871)
     Real estate properties, net                            316,021    245,538

  Mortgage and other notes receivable, net                  316,454    394,174
 Investment in preferred stock                               38,132     38,132
  Investments in real estate mortgage investment conduits    37,670     36,861
  Cash and cash equivalents                                  16,723     20,407
 Marketable securities                                       49,650     26,797
  Accounts receivable                                        10,714      4,542
  Deferred costs and other assets                             3,181      2,747
    Total Assets                                           $788,545   $769,198

Liabilities and Deferred Income
  Long-term debt                                           $172,870   $151,559
  Credit facilities                                          88,000     58,500
  Convertible subordinated debentures                        95,741    100,096
  Accounts payable and other accrued expenses                 7,228      1,696
  Accrued interest                                            6,412      6,463
  Dividends payable                                          18,033     18,030
  Deferred income                                             7,621      8,194
    Total Liabilities and Deferred Income                   395,905    344,538

  Commitments and guarantees

Stockholders' Equity
  Cumulative convertible preferred stock, $.01 par value;
    10,000,000 shares authorized;
    748,694 and 768,894 shares, respectively,
    issued and outstanding; stated
    at liquidation preference of $25 per share               18,717     19,222
  Common stock, $.01 par value;
    40,000,000 shares authorized;
    24,382,987 and 24,364,391 shares,
    respectively, issued and outstanding                        244        244
  Capital in excess of par value                            425,963    425,449
  Cumulative net income                                     394,165    340,547
  Cumulative dividends                                     (431,282)  (357,518)
 Unrealized losses on marketable securities                 (15,167)    (3,284)
    Total Stockholders' Equity                              392,640    424,660

    Total Liabilities and Stockholders' Equity             $788,545   $769,198

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Income

(In thousands, except share amounts)

Year Ended December 31                           1999        1998        1997

Revenues:
         Mortgage interest income               $ 49,049    $ 56,958   $ 67,473
         Rental income                            45,993      42,268     39,948
         Investment interest
            and other income                      11,810       7,326      3,989
         Facility operating revenue               24,306         ---        ---
                                                 131,158     106,552    111,410

Expenses:
         Interest                                 25,596      19,112    22,219
         Depreciation of real estate              11,485       8,955      8,036
         Amortization of loan costs                  743         688        836
         General and administrative                3,275       3,892      3,700
         Loan loss expense                        13,800       4,260      1,231
         Facility operating expenses              22,641         ---        ---
                                                  77,540      36,907     36,022

Net income                                        53,618      69,645     75,388

Dividends to preferred stockholders                1,633       1,676      1,916

Net income applicable to common stock           $ 51,985    $ 67,969   $ 73,472

Net income per common share:
         Basic                                  $   2.13    $   2.72   $   3.01
         Diluted                                    2.13        2.69       2.92

Weighted average common shares outstanding:
         Basic                                24,365,027  24,964,047 24,394,044
         Diluted                              24,367,529  28,689,192 28,887,987


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                        NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)
Year Ended December 31                                1999      1998      1997
Cash flows from operating activities:
        Net income                                  $ 53,618  $ 69,645 $  75,388
        Depreciation of real estate                   11,485     8,955     8,036
        Provision for loan losses                     13,800     4,260     1,231
        Amortization of loan costs                       743       688       836
        Interest on debenture conversion                 ---       324       300
        Deferred income                                1,095     1,906     1,495
        Amortization of deferred income               (1,668)   (2,022)   (2,370)
        Amortization of bond discount on held
           to maturity marketable securities          (1,563)      ---       ---
        (Increase) decrease in accounts receivable    (8,382)      643       197
        Increase in other assets                      (1,177)       (2)      (25)
        Increase in accounts payable
          and accrued liabilities                      5,482       531     4,848
           Net cash provided by operating activities  73,433    84,928    89,936

Cash flows from investing activities:
        Investment in mortgage notes receivable      (22,163)  (67,564) (115,876)
        Collection of mortgage notes receivable       16,287     3,872     7,695
        Prepayment of mortgage notes receivable          ---    93,891   181,212
        Acquisition of and construction of
          property and equipment, net                (14,318)  (40,724)  (23,848)
        Investment in preferred stock                    ---   (38,132)      ---
        Investment in marketable securities, net     (33,173)  (30,081)      ---
        Net cash provided by (used in)
              investing activities                   (53,367)  (78,738)   49,183

Cash flows from financing activities:
        Repayment of credit facilities                   ---       ---  (151,000)
        Proceeds from credit facilities               29,500    58,500    92,000
        Proceeds from long-term debt                  25,773       243    99,756
        Principal payments on long-term debt          (4,462)   (4,343) (104,105)
        Proceeds from (payments on) convertible
          subordinated debentures                       (800)      (40)   60,000
        Financing costs paid                             ---       ---    (2,671)
        Dividends paid to stockholders               (73,761)  (75,759)  (73,577)
        Sale of stock and exercise of stock options      ---     1,953     1,993
        Repurchase of common stock                       ---   (31,252)      ---
           Net cash used in financing activities     (23,750)  (50,698)  (77,604)
Increase (decrease)in cash and cash equivalents       (3,684)  (44,508)   61,515
Cash and cash equivalents, beginning of period        20,407    64,915     3,400
Cash and cash equivalents, end of period            $ 16,723  $ 20,407 $  64,915

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                       NATIONAL HEALTH INVESTORS, INC.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In thousands, except share amounts)

                        Cumulative Convertible                   Capital in                        Unrealized     Total
                            Preferred Stock      Common Stock    Excess of Cumulative  Cumulative  Losses on Mar- Stockholders'
                          Shares      Amount   Shares    Amount  Par Value Net Income  Dividends   ketable Sec.   Equity
BALANCE AT 12/31/96     1,050,122   $ 26,253 23,474,751  $235    $395,204  $195,514    $(207,523)  $    ---       $409,683
Net income                    ---        ---        ---   ---         ---    75,388          ---        ---         75,388
Shares sold                   ---        ---     61,999     1       1,992       ---          ---        ---          1,993
Shares issued in conversion
 of convertible debentures
 to common stock              ---        ---  1,020,926    10      31,530       ---           ---       ---         31,540
Shares issued in con-
 version of preferred
 stock to common stock   (216,458)    (5,411)   195,894     2       5,409       ---           ---       ---            ---
Dividends to common share-
 holders($2.960 per share)    ---        ---        ---   ---         ---       ---       (72,608)      ---        (72,608)
Dividends to preferred share-
 holders($2.125 per share)    ---        ---        ---   ---         ---       ---        (1,916)      ---         (1,916)
BALANCE AT 12/31/97       833,664     20,842 24,753,570   248     434,135   270,902      (282,047)      ---        444,080
Net income                    ---        ---        ---   ---         ---    69,645           ---       ---         69,645
Unrealized losses
 on marketable securities     ---        ---        ---   ---         ---       ---           ---    (3,284)        (3,284)
Total comprehensive income                                                                                          66,361
Shares sold                   ---        ---     66,973     1       1,952       ---           ---       ---          1,953
Common shares repurchased     ---        --- (1,122,075)  (12)    (31,240)      ---           ---       ---        (31,252)
Shares issued in conversion
 of convertible debentures
 to common stock              ---        ---    607,327     6      18,983       ---           ---          ---         18,989
Shares issued in con-
 version of preferred
 stock to common stock    (64,770)    (1,620)    58,596     1       1,619       ---           ---          ---            ---
Dividends to common share-
 holders($2.960 per share)    ---        ---        ---   ---         ---       ---       (73,795)         ---        (73,795)
Dividends to preferred share-
 holders ($2.125 per share)   ---        ---        ---   ---         ---       ---        (1,676)         ---         (1,676)
BALANCE AT 12/31/98       768,894     19,222 24,364,391   244     425,449   340,547      (357,518)      (3,284)       424,660
Net income                    ---        ---        ---   ---         ---    53,618           ---          ---         53,618
Unrealized losses on market-
 able securities              ---        ---        ---   ---         ---       ---           ---      (11,883)       (11,883)
Total comprehensive income                                                                                             41,735
Shares issued in conversion
 of convertible debentures
 to common stock              ---        ---        316   ---           9       ---           ---          ---              9
Shares issued in con-
 version of preferred
 stock to common stock    (20,200)      (505)    18,280   ---         505       ---           ---          ---            ---
Dividends to common share-
 holders ($2.960 per share)   ---        ---        ---   ---         ---       ---       (72,131)         ---        (72,131)
Dividends to preferred share-
 holders ($2.125 per share)   ---        ---        ---   ---         ---       ---        (1,633)         ---         (1,633)
BALANCE AT 12/31/99       748,694   $ 18,717 24,382,987  $244    $425,963  $394,165     $(431,282)    $(15,167)      $392,640

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998, and 1997


Note 1. Organization

     National Health Investors, Inc. ("NHI" or the "Company") is a Maryland real estate investment trust that was incorporated on July 24, 1991. The majority of NHI's revenue is derived from interest income on mortgage loans and from rent generated on leased properties. NHI invests in health care properties including long-term care centers, acute care hospitals, medical office buildings, assisted living facilities and retirement centers. These properties are located throughout the United States and are operated by qualified health care providers.


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

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), NHI evaluates the recoverability of the carrying values of its properties on a property by property basis. NHI reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

     Allowance for Loan Losses - The allowance for loan losses is considered adequate to cover potential losses on NHI's mortgage and other notes receivable. In accordance with Statement of Financial Accounting Standards No. 114, "Accounting for Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15," the allowance is determined on a specific loan basis and is based on an evaluation of the estimated collectibility of loan payments and general economic conditions.

    Cash Equivalents - Cash equivalents consist of all highly liquid investments with a maturity of three months or less.

     Federal Income Taxes - NHI intends at all times to qualify as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHI will not be subject to federal income tax provided it distributes at least 95% of its annual real estate investment trust taxable income to its stockholders and meets other requirements to continue to qualify as a real estate investment trust. Accordingly, no provision for federal income taxes has been made in the financial statements. NHI's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHI.

     The primary difference between NHI's tax basis and the reported amounts of NHI's assets and liabilities is a higher tax basis than book basis in its real estate properties by approximately $13,050,000 and in mortgage and other notes receivable (by approximately $10,422,000).

     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, differences in recognition of commitment fees, differences in the estimated useful lives used to compute depreciation expense and differences in the treatment of accrued interest expense that existed at the time the debentures were converted to common stock.

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

     NHI's financial instruments, principally its investments in the real estate mortgage investment conduits and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHI obtains various collateral and other protective rights, and continually monitors these rights in order to reduce such possibilities of loss. NHI evaluates the need to provide for reserves for potential losses on its financial instruments based on management's periodic review of its portfolio on an instrument by instrument basis. See Notes 4 and 8 for additional information on the notes receivable and real estate mortgage investment conduits.

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

     Other Assets - Other assets include NHI's $300,000 investment in Summerfield Development LLC ("Summerfield"). Summerfield is a related party of NHI, since certain members of NHI's management and board of directors are also members of Summerfield. NHI carries its investment in Summerfield at cost in the consolidated balance sheets.

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

     Mortgage Interest Income - Mortgage interest income is recognized by NHI based on the interest rates and principal amounts outstanding of the mortgage notes receivable. Under certain of its mortgages, NHI receives contingent interest, which is based on the increase in the current year revenues of a borrower over a base year. NHI recognizes contingent interest income annually when, based on the actual revenues of the borrower, receipt of such income is assured. Mortgage interest income includes prepayment penalties, which are recognized into income upon prepayment of notes receivable. The Company's policy related to mortgage interest income on nonperforming mortgage loans is to not recognize unpaid mortgage interest income in excess of 90 days.


Note 3. Real Estate Properties

   The following table summarizes NHI's real estate properties by type of facility and by state as of December 31, 1999:

                                                Buildings,
                                 Number         Improvements &               Mortgage
                                 of             Construction  Accumulated    Notes
Facility Type and State       Facilities  Land  in Progress   Depreciation   Payable
(Dollar amounts in thousands)
Long-Term Care:
Alabama                            2 $    95      $  5,165      $ 1,833      $   441
Arizona                            1     453         6,678          506        2,765
Florida                           10   3,503        62,208        8,787        9,582
Georgia                            1      52           865          496          141
Idaho                              2     365         6,824          614          ---
Kentucky                           3     201         2,899        1,272          ---
Massachusetts                      4   1,189        16,034          477          ---
Missouri                           5   1,171        23,072        7,055       14,509
New Hampshire                      3   1,483        20,060          588          ---
South Carolina                     3     572        11,543        4,420        5,556
Tennessee                         21   2,118        45,061       15,061       10,384
Virginia                           1     176         2,511          842        3,535
Washington                         4   1,881        12,148          461          ---
Total Long-Term Care              60  13,259       215,068       42,412       46,913

Acute Care:
Kentucky                          1      540         6,961        1,498      ---
Total Acute Care                  1      540         6,961        1,498      ---

Medical Office Buildings:
Florida                           1      170         3,349          806      ---
Illinois                          1      ---         1,925           72      ---
Kentucky                          1       23         3,667          838      ---
Louisiana                         1      ---         3,487          878      ---
Texas                             2      631         9,676        1,446      ---
Utah                              1      223         6,886        1,713      ---
Total Medical Office
   Buildings                      7    1,047        28,990        5,753      ---

Assisted Living:
Arizona                           4    1,757        13,622          311      ---
Florida                           4    7,095        33,044        2,519      ---
New Hampshire                     1      218         2,962           86      ---
New Jersey                        1    4,229        13,030        1,440      ---
South Carolina                    1      344         2,879           69      ---
Tennessee                         3      874         7,061          150      ---
Texas                             1    2,094         9,091          957      ---
Total Assisted Living            15   16,611        81,689        5,532      ---

Retirement Centers:
Missouri                          1      354         3,181          968      ---
Tennessee                         2       64         5,644        1,224      457
Total Retirement Centers          3      418         8,825        2,192      457
Total                            86  $31,875      $341,533      $57,387  $47,370

All Seasons Living Centers

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

Iatros Health Network

     In 1996, NHI funded mortgage loans for Heartland Healthcare Corporation in the original principal amount of $25,805,500. In 1997, NHI funded mortgage loans for Buckley Nursing Home, Inc. and Greenfield Associates Real Estate Trust in the original principal amount of $10,000,000, and for OHI Realty Limited Partnership I OHI Corporation d/b/a Oasis Healthcare in the original principal amount of $8,300,000. Phoenix Healthcare Corp. (formerly Iatros Health Network) and its subsidiary, OHI Corporation, which did business as Oasis Healthcare, were the manager and guarantor of all facilities securing these loans. Collateral for the loans included first mortgages on seven long-term health care facilities and one retirement center located in the states of Massachusetts and New Hampshire, the corporate guarantee of Phoenix Healthcare Corp., and certain accounts receivable.

     In May 1999, NHI declared the borrowers in default under the terms of the loan agreements. The events of default included the violation of the financial covenants contained in the loan agreement and the failure to make timely payments of principal and interest.

     On August 10, 1999, NHI purchased from the borrowers for approximately $41,800,000, (the then current loan balance) all of the real estate, property and equipment of the seven long-term health care facilities and the retirement center. The purchase was undertaken in lieu of foreclosure. NHI has engaged a subsidiary of National HealthCare Corporation to manage the facilities.

Stockbridge Investment Partners, Inc.

     In 1993, NHI funded a mortgage loan for Stockbridge Investment Partners, Inc. and its subsidiary York Hannover Nursing Centers, Inc. in the original principal amount of $29,500,000. Collateral for the loan included first mortgages on six long-term health care centers located in the state of Florida, the personal guarantee of certain of the owners, certain accounts receivable balances above another creditor's $2,000,000 loan, and the corporate guarantee of NHC for up to $5,000,000 of principal and interest.

     On December 30, 1999, NHI purchased from the borrowers for approximately $25,900,000 (the then current loan balance) all of the real estate, property and equipment of the six long-term health care facilities. NHI also received on December 30, 1999, the accounts receivable of the facilities approximating $2,200,000 as consideration for unpaid interest on the mortgage loan. The purchase was undertaken in lieu of foreclosure.

     NHI is treating each of the properties described above as foreclosure property for federal income tax purposes. With this election, unqualified income generated by the properties is expected to be treated as qualified income for up to two years from the purchase date for purpose of the income-source tests that must be satisfied by real estate investment trusts to maintain their tax status.


Note 4. Mortgage and Other Notes Receivable

     The following is a summary of mortgage and other notes receivable by type:

                                            December 31
                                       1999           1998
          Mortgage loans           $321,722,000   $380,417,000
          Construction loans          1,617,000     17,965,000
          Term loans                  3,537,000      3,618,000
                                    326,876,000    402,000,000
          Loan loss allowance       (10,422,000)    (7,826,000)
                                   $316,454,000   $394,174,000

     The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 1999:

            Final         Number of                                           Principal
          Payment Date     Loans        Payment Terms                          Amount
    Mortgage Loans:
                            <c >
            2000             1     Monthly payments of $258,000, which
                                   include principal and interest at 11%.     $ 23,699,000

            2000             1     Loan participation agreement with
                                   SouthTrust Bank acquiring a 50% interest
                                   in six mortgage notes.  Monthly payments
                                   averaging $195,000, which include interest
                                   at a variable rate equal to the London
                                   Interbank Offered Rate ("LIBOR") plus 2.2%.  25,696,000

            2003             1     Monthly payments of $98,000, which
                                   include interest at 11%.  Contingent
                                   interest related to the increase in
                                   certain lease payments of the facilities
                                   over a base year is paid annually.            9,347,000

            2005            1      Monthly payments of $99,000, which include
                                   interest at 11.55%.  The interest rate
                                   escalates annually by .1% per year.
                                   Contingent interest related to a percentage
                                   of the facilities' annual increase in revenue
                                   over a base year is due annually.             9,281,000

            2006            1      Monthly payments of $209,000, which include
                                   interest at 10.65%, adjusted annually to
                                   include principal and interest at a rate
                                   equal to .15% above the previous year's rate 20,755,000

            2007            1      Monthly payments of principal
                                   and interest of $501,000, which include
                                   interest at 10.5%.  Contingent interest
                                   related to a percentage of the facilities'
                                   annual increase in revenue over a base
                                   year is due annually.                        51,363,000

            2007             1     Monthly payments of $91,000, which include
                                   interest at 10.5%.  Contingent interest re-
                                   lated to a percentage of the facilities'
                                   annual increase in revenue over a base
                                   year is due annually.                         9,282,000

            2009            1      Monthly payments of $135,000, which
                                   include interest at 9.5%.  Contingent
                                   interest related to a percentage of
                                   the facilities' annual increase in revenue
                                   over a base year is paid annually.           15,100,000

            2009             1     Monthly payments of $188,000, which include
                                   interest at 10.25%.                          19,952,000

            2010            1      Monthly payments of $183,000, which include
                                   interest at 11.65%.  The interest rate will
                                   escalate .1% per year through September 1,
                                   2005, the anniversary date of the note.
                                   Effective September 1, 2005, the monthly
                                   payment will be adjusted to include interest
                                   at the greater of 12.25% or the rate that
                                   five-year United States securities yield
                                   plus 4.5%.                                   13,328,000

          2000 - 2009       28     Monthly payments from $12,000 to $114,000,
                                   which include interest at 7.75% to 12.60%.
                                   Principal outstanding ranges from $326,000
                                   to $7,832,000.                              123,919,000

              Construction Loan:
            2010            1      Monthly payment of interest only
                                   at the rate of 10% during construction.
                                   The construction note will convert to a
                                   mortgage note at close of construction.       1,617,000
              Term Loans:

            2019            3      Monthly payments of $29,000, which
                                   include interest at 7.5%.                     3,537,000
                                                                               -----------
                                                                              $326,876,000

     The mortgage notes receivable are generally first mortgage notes secured by the real estate of long-term health care centers, medical office buildings, assisted living facilities and retirement centers in the states of Alabama, Arizona, Colorado, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Missouri, New Hampshire, New Jersey, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, Washington, and Wisconsin.

     The mortgage notes receivable are secured by first mortgages on the real property and UCC liens on the personal property of the facilities. Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.

Borrower Bankruptcy

     NHI was informed on November 4, 1999, that Lenox Healthcare, Inc. and its affiliates ("Lenox") have filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy District Court in Wilmington, Delaware. NHI's loans may be impacted as follows:

     Zurich North America Capital Corporation - In 1996, NHI funded a mortgage loan for Zurich North America Capital Corporation in the original principal amount of $26,000,000. Collateral for the loan includes first mortgages on ten long-term health care facilities, the corporate guarantees of Lenox and Greylock Health Corporation, and certain personal guarantees. Lenox is the manager of the ten long-term health care facilities located in the states of Kansas and Missouri.

     At December 31, 1999, the net carrying value of the loan is approximately $21,700,000, which earns 11% interest. NHI has not received principal and interest payments on the loan since October 1999. NHI is currently evaluating the health care center portion of the collateral given the bankruptcy status of the manager and other circumstances affecting the centers but believes that the combined collateral supports the net carrying value of the mortgage.

     Pinellas Healthcare Investors, Inc. - In 1995, NHI funded a mortgage loan for Pinellas Healthcare Investors, Inc. in the original principal amount of $4,500,000. Lenox is the manager of the long-term health care facility located in the state of Florida. An affiliate of Lenox is the operator and lessee of the facility. Collateral for the loan includes a first mortgage on the facility, the corporate guarantee of Stockbridge Investment Partners, Inc., certain personal guarantees, and certain accounts receivable. Lenox notified NHI that its affiliate does not intend to honor its lease commitment. NHI is in the process of negotiating a management contract with a subsidiary of NHC to manage the facility.

     At December 31, 1999, the net carrying value of the loan is approximately $1,000,000, which earns $12.45% interest. NHI has not received principal and interest payments on these loans since August 1999 and discontinued interest income recognition on the loan on the same date. NHI is currently evaluating the health care center portion of the collateral given the bankruptcy status of the operator, disavowment of the lease, the condition of the physical plant, and other circumstances affecting the center. NHI believes that the combined collateral supports the net carrying value of the mortgage.

     Colonial Land Corporation - In 1996, NHI funded a mortgage loan for Colonial Land Corporation in the original amount of $25,000,000. Collateral for the loan includes first mortgages on six long-term health care facilities located in Virginia. Although Colonial Land Corporation is not included in the bankruptcy filing, Lenox manages three of the facilities, and Mr. Tom Clarke, the owner of Lenox, is also the owner of Colonial Land Corporation.

     At December 31, 1999, the net carrying value of the loan is approximately $19,200,000, which earns interest at 10.65%. NHI has not received principal and interest payments on the loan since November 1999. NHI is currently evaluating the health care portion of the collateral given the bankruptcy status of the manager and other circumstances affecting the centers but believes that the combined collateral supports the net carrying value of the mortgage.

     Other Entities Owned by Principals of Lenox - Not Affected by Lenox Bankruptcy - Although not impacted by the bankruptcy filing, Mr. Tom Clarke, the owner of Lenox, is involved as a principal in other entities financed by NHI. The carrying value of NHI's investments in these other entities is $12,640,000 at December 31, 1999. At the present time, NHI knows of no reason to assume that these entities will be negatively impacted by the Lenox filing or that any loss of income or asset value will occur.

Loan Write-offs and Reserves

     During 1999, NHI wrote-off $10,000,000 of its mortgage notes receivable from the aforementioned Iatros Health Network, Pinellas Healthcare Investors, Inc. and Colonial Land Corporation. In addition, mortgage and other notes receivable are reduced by an allowance for loan losses of $10,422,000 at December 31, 1999 and $7,826,000 at December 31, 1998. The provision for loan losses in 1999, 1998, and 1997 was $13,800,000, $4,260,000, and $1,231,000
respectively, and has been recorded as loan loss expense in the consolidated statements of income.


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

     Marketable securities - The fair market value is estimated based on quoted market prices and is the same as the carrying amount for securities available for sale.

     Accounts Receivable - The carrying amount approximates fair value because of the short term nature of these receivables.

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

     Payables and accrued expenses - The carrying amount approximates fair value because of the short-term nature of these liabilities.

     The estimated fair values of NHI's financial instruments are as follows:

(in thousands)
December 31                                1999                     1998
                                    Carrying    Fair         Carrying    Fair
                                     Amount     Value         Amount     Value
Mortgage and other
   notes receivable                $ 316,454 $ 316,454      $ 394,174 $ 394,174
Investment in preferred stock         38,132    38,132         38,132    38,132
Investments in real estate mort-
   gage investment conduits           37,670    37,670         36,861    36,861
Marketable securities                 49,650    45,798         26,797    26,797
Accounts receivable                   10,714    10,714          4,542     4,542
Cash and cash equivalents             16,723    16,723         20,407    20,407
Long-term debt and credit
   facilities                       (260,870) (260,870)      (210,059) (210,059)
Convertible subordinated
   debentures                        (95,741)    (40,868)    (100,096)  (72,562)
Payables and accrued expenses        (31,673)    (31,673)     (26,189)  (26,189)

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

     Marketable securities consist of the following:

(in thousands)
December 31                    1999               1998
                         -----------------  ------------------
                         Amortized  Fair    Amortized   Fair
                            Cost    Value     Cost      Value

Available for sale       $43,835   $28,668   $22,042   $18,758

Held to maturity          20,982   17,130     8,039     8,039

                         $64,817   $45,798   $30,081   $26,797

     NHI's available for sale marketable securities consist of the common stock of other publicly traded real estate investment trusts. None of these available for sale marketable securities have stated maturity dates. NHI's held to maturity marketable securities consist of corporate bonds, all of which mature in the next five years.

     Proceeds from the sale of investments in available for sale securities during the year ended December 31, 1999 were $804,000. Gross investment gains of $83,000 were realized on these sales during the year ended December 31, 1999. No sales of marketable securities occurred during 1998.


Note 8. Investments in Real Estate Mortgage Investment Conduits

     On December 29, 1995, NHI purchased for $6,158,000 a participating interest in a real estate mortgage investment conduit ("REMIC") in the form of one class of certificates issued in the aggregate principal amount of $146,104,000 (the "1995 REMIC"). On November 9, 1993, NHI purchased for $34,196,000 a participating interest in a REMIC in the form of nine classes of certificates issued in the aggregate principal amount of $172,928,000 (the "1993 REMIC"). Both of the REMICs represent the entire beneficial ownership interest in a trust fund. Each trust fund consists of pools of mortgage loans, each secured by a first lien on a property which is used in providing long-term nursing care and certain other assets.

     A portion of the 1993 REMIC certificates are interest-only certificates and entitle NHI to receive cash flow designated as interest. Principal and interest distributions on other certificates purchased by NHI are subordinated to distributions of principal and interest with respect to certain other classes of certificates.

     Pursuant to SFAS 115, NHI has classified its investments in the certificates as held-to-maturity debt securities. Accordingly, the investments in the certificates have been recorded at the amortized cost in NHI's consolidated financial statements. The effective yields, as calculated, have been used to accrue income based on actual and projected future cash flows that reflect actual and assumed mortgage prepayments and interest rates. The average remaining lives of the mortgages in the 1995 REMIC and the 1993 REMIC are calculated to be 5.9 years and 3.8 years, respectively. NHI continually monitors the carrying values of the 1995 and 1993 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about interest rates and prepayment rates. In the opinion of management, no impairments of the carrying values have occurred as of December 31, 1999.


Note 9. Long-term Debt and Credit Facilities

     Long-Term Debt - Long-term debt and credit facilities, including refinancing commitments, consist of the following:

                                                   Weighted Average          Final            Principal
                                                     Interest Rate         Maturities         Amount
December 31                                                          1999           1998
          Bank credit facility, principal and        Variable,
             interest payable quarterly                 5.5%         2009      $ 20,592,000   $ 22,003,000

          Senior secured notes, principal and interest
             payable semiannually                       8.4          2005        10,993,000     12,825,000

          Senior secured notes, principal and interest
             payable semiannually                       8.3          2003           580,000        746,000

          Senior unsecured line of credit agreement,
             payable in periodic installments of     Variable,
             principal and interest                     6.2          2000        88,000,000     58,500,000

          Senior unsecured term loan, interest pay-
             able monthly, principal due at          Variable,
             maturity                                  10.75         2004           500,000            ---

          Unsecured notes, interest payable semi-
             annually, principal due at maturity        7.3          2007       100,000,000    100,000,000

          Unsecured term credit note, interest pay-  Variable,
             able in periodic installments,
             principal due at maturity                  7.2          2002        25,000,000            ---

          First mortgage notes, principal payable in
             periodic installments, interest
             payable monthly                            5.0          2017           915,000        935,000

          First mortgage revenue bonds, principal
             payable in periodic installments,       Variable,
             interest payable monthly                   4.6       2000-2014      14,290,000     15,050,000

                                                                               $260,870,000   $210,059,000

     NHI has established a senior unsecured revolving line of credit which allows it to borrow a maximum of $100,000,000. The agreement allows NHI to borrow up to two-thirds of its borrowing base, which consists primarily of NHI's mortgage notes receivable and REMIC investments. The loan bears interest at the prime rate or at a premium over the London Interbank Offered Rate ("LIBOR") at the option of NHI. The loan matures in October 2000. At December 31, 1999, NHI had borrowed $88,000,000 under this credit facility.

     On June 25, 1997, NHI received proceeds from the sale of $100,000,000 of 7.3% notes payable (the "Notes"), which mature on July 16, 2007 and have no sinking fund provisions. The Notes are general unsecured obligations of NHI and rank equally with NHI's other unsecured and subordinated debt. NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

     On October 11, 1995 and April 28, 1995, NHI entered into two five-year interest rate swap agreements. Pursuant to these agreements, NHI has exchanged certain variable interest rates on a $50,000,000 notional principal amount for a weighted average fixed rate of 6.5% per annum.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS 133", is effective for fiscal quarters beginning after June 15, 2000.
The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.

     Substantially all real estate property and certain mortgage notes receivable are either pledged as collateral on the long-term debt and credit facilities or are subject to a negative pledge.

     The debt identified as bank credit facility was financed through NHC, National Health Corporation, ("National") and through the National Health Corporation Leveraged Employee stock Ownership Plan and Trust before being transferred to NHI with the creation of NHI in 1991. On July 30, 1999, National was notified by SunTrust Bank of Nashville, N.A., the Agent for itself and certain other lenders for the above-referenced loan, that as Agent it disputes the allocation of certain collateral between itself and another lending institution. National is actively negotiating for resolution of this dispute. In the event the dispute is not resolved, the Agent may call the loan into default. If the loan is called into default, payments by NHI to repay the loan may have a material adverse impact upon NHI's cash flows and liquidity.

     The debt identified as senior secured notes is cross-defaulted with other liabilities of NHC and its affiliates and is cross-collateralized to the extent of approximately $15,906,000 of debt. Thus, in the event NHC defaulted on its obligations under its debt packages, NHI could lose its interest in the related mortgage notes receivable or real estate properties.

     The aggregate principal maturities of all long-term debt and credit facilities, for the five years subsequent to December 31, 1999 are as follows:

               2000                               $92,574,000
               2001                                 4,606,000
               2002                                30,952,000
               2003                                 5,084,000
               2004                                 5,886,000

     Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders' equity by NHI and NHC. All such covenants have been met by NHI, and NHI believes all such covenants have been met by NHC.


Note 10. Convertible Subordinated Debentures

     1997 Debentures - On January 29, 1997, NHI issued $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. At December 31, 1999, 1997 debentures in the amount of $56,286,000 were outstanding.

     The 1997 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $37.50, subject to adjustment. During 1999, none of the 1997 debentures were converted. During 1998, $3,349,000 of the 1997 debentures were converted into 89,302 shares of common stock. NHI has reserved an additional 1,500,960 shares of common stock for 1997 debenture conversions.

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

     1995 Debentures - On December 12, 1995, NHI sold $45,000,000 of a total of $100,000,000 of 7.75% convertible subordinated debentures (the "1995 debentures") due on January 1, 2001. The remaining $55,000,000 were sold on January 15, 1996. At December 31, 1999, 1995 debentures in the amount of $38,060,000 were outstanding.

     The 1995 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $31.625, subject to adjustment. During 1999 and 1998, $10,000 and $9,352,000, respectively, of the 1995 debentures were converted into 316 and 295,711 shares of common stock. NHI has reserved an additional 1,203,478 shares of common stock for 1995 debenture conversions.

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

     1995 Debt Service Debentures - In November 1995, NHI began offering 7% subordinated convertible debentures due on January 1, 2006. NHI may offer up to $25,000,000 of these debentures to current and future mortgagees and lessees of NHI to satisfy existing debt service reserve escrow requirements under applicable mortgages or leases. During 1999, $4,347,000 of the debentures were redeemed. At December 31, 1999, debentures in the amount of $1,190,000 were outstanding.

     The debentures are convertible at the option of the holder into common stock of NHI at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. During 1999, none of the debentures were converted into common stock. During 1998, $871,000 of the debentures were converted into 26,393 shares of common stock. NHI has reserved 32,740 shares of common stock for conversion of 1995 debt service debentures. Interest is payable semiannually on April 1 and October 1 of each year.

     Senior Debentures - On October 17, 1991, NHI issued $110,000,000 of 10% senior convertible subordinated debentures (the "senior debentures") due 2006. At December 31, 1999, senior debentures in the amount of $205,000 were outstanding.

     The senior debentures are convertible at the option of the holder into NHI's common stock at a price of $20 per share, subject to adjustment. In 1999, none of the senior debentures were converted. In 1998, $25,000 of the senior debentures were converted into 1,250 shares of common stock. NHI has reserved an additional 10,250 shares of common stock for senior debenture conversions.

     The senior debentures rank equally with other unsecured debt of NHI (other than the trade debt) but are subordinated to all existing and secured indebtedness. NHI may not incur or guarantee unsecured indebtedness which is senior in right of payment to the senior debentures. Interest at 10% is payable semiannually on January 1 and July 1 of each year.


Note 11.  Commitments and Guarantees

     At December 31, 1999, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $9,000,000 in health care real estate projects, of which $7,000,000 is expected to be funded within the next 12 months. The commitments include mortgage loans for two long-term health care centers, one medical office building, and three assisted living facilities, all at rates ranging from 9% to 11.5%. Included in the $9,000,000 of commitments is a commitment to loan an additional $2,000,000 on one existing loan when the mortgagee obtains certain operating ratios.

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($14,320,000 at December 31, 1999) of NHC and its affiliates. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at December 31, 1999. NHI receives from NHC compensation of approximately $72,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

     Additionally, NHI has outstanding letters of credit totaling $9,580,000. NHI also has guaranteed bank loans in the amount of $1,447,700 to key employees and directors utilized for the exercise of stock options. All shares of NHI stock purchased with the proceeds of the guaranteed loans are held as collateral by NHI and the loans are limited to $100,000 per individual per year. NHI's potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.

     NHI is aware of certain income tax contingencies with regards to limitations on ownership of its stock and to its use of an independent contractor to mange certain of its foreclosure properties. In order to fully resolve the contingencies, NHI is in the process of requesting from the Internal Revenue Service ("IRS") closing agreements regarding each of these contingencies. NHI's management, based on its discussions with its legal counsel, understands that other real estate investment trusts have been successful in obtaining closing agreements with the IRS regarding real estate investment trust qualification issues. However, it is possible that the IRS will not rule in favor of NHI. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHI's financial statements taken as a whole and could also result in the loss of NHI's status as a real estate investment trust, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHI.


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

     The Preferred Stock is not redeemable for cash, but effective February 15, 1999, the Preferred Stock is redeemable by NHI for common stock. NHI may redeem the Preferred Stock only if the trading price of the common stock on the New York Stock Exchange ("NYSE") exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise.

     At December 31, 1999, 748,694 shares of the Preferred Stock, which are convertible into 677,568 shares of common stock, are outstanding. During 1999 and 1998, respectively, 20,200 and 64,770 shares of Preferred Stock were converted into 18,280 and 58,596 shares of common stock. NHI has reserved 677,568 shares of common stock for Preferred Stock conversions.


Note 13. Limits on Common Stock Ownership

     On October 16, 1996, the NHI Board of Directors, pursuant to powers granted by the Company's charter, changed the limit on the percentage of ownership which any person may have in the outstanding common stock of the Company from a limit of 7.0% to a limit of 9.9%. The limit on ownership of any other class of stock (including issues convertible into common stock) remains at 9.9% of the outstanding stock. This limit is a provision of the Company's charter and is necessary in order to reduce the possibility of the Company's failing to meet the stock ownership requirements for qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended.


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

                                                         Weighted Average
                                           Number of         Exercise
          Options Outstanding               Shares             Price
          Outstanding December 31, 1996    100,712            $26.75
          Options granted                  194,000             36.00
          Options exercised                 39,365             29.78
          Outstanding December 31, 1997    255,347             33.31
          Options granted                   45,000             39.88
          Options exercised and canceled    79,213             28.42
          Outstanding December 31, 1998    221,134             36.40
          Options granted                  190,000             16.81
          Options expired                    1,000             28.75
          Outstanding December 31, 1999    410,134            $27.34

     At December 31, 1999, all options outstanding are exercisable. Exercise prices on the exercisable options range from $14.50 to $39.88. The weighted average remaining contractual life of options outstanding at December 31, 1999 is 3.4 years. NHI has reserved 577,347 shares of common stock for issuance under the stock option plans.

     NHI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, no compensation cost has been recognized for NHI's stock option plans. Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's earnings per share.


Note 15. Supplemental Cash Flow Information

     Supplemental disclosure of cash flow information is as follows:

(in thousands, except share amounts)
Year Ended December 31                1999           1998       1997
Cash payments for interest expense $ 21,299       $ 16,451 $   13,577

During 1999, 1998 and 1997,
          $10,000, $18,902,000 and
          $31,697,000, respectively,
          of convertible subordinated
          debentures were converted
          into 316 shares, 607,327
          shares and 1,020,926 shares,
          respectively, of NHI's common
          stock:
               Convertible subordinated
                 debentures        $      (8)     $(18,902) $  (31,697)
               Financing costs           ---           237         457
               Accrued interest           (1)         (324)       (300)
               Common stock              ---             6          10
               Capital in excess
                 of par value              9        18,983      31,530

During 1999 and 1998, NHI acquired
          property and equipment in ex-
          change for NHI's rights under
          mortgage notes receivable
               Mortgage and other notes
                  receivables       $ 67,650      $ 13,700   $    ---
               Land                   (4,091)       (1,881)       ---
               Buildings and improve-
                  ments              (63,559)      (11,819)       ---

During 1999, NHI redeemed certain
          1995 Debt Service Debentures
          and applied those debentures
          against mortgage notes re-
          ceivable
               Mortgage notes re-
                  ceivable         $  3,547      $    ---   $     ---
               Convertible sub-
                  ordinated de-
                  bentures           (3,547)          ---         ---

Note 16.  Earnings Per Share

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

     The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share:

Year Ended December 31           1999                  1998             1997
BASIC:
  Weighted average common
    shares                     24,365,027          24,964,047     24,394,044
  Net income                  $53,618,000         $69,645,000    $75,388,000
  Dividends paid to preferred
    stockholders               (1,633,000)         (1,676,000)    (1,916,000)
  Net income available to
    common stockholders       $51,985,000         $67,969,000    $73,472,000
  Net income per common share $      2.13         $      2.72    $      3.01

DILUTED:
  Weighted average common
    shares                     24,365,027          24,964,047     24,394,044
  Stock options                     2,502              13,302         36,897
  Convertible subordinated
    debentures                        ---           2,990,904      3,621,812
  Cumulative convertible pre-
    ferred stock                      ---             720,939        835,234
  Average common shares
    outstanding                24,367,529          28,689,192     28,887,987

  Net income                  $53,618,000         $69,645,000    $75,388,000
  Dividends paid to pre-
    ferred stockholders        (1,633,000)                ---            ---
  Interest expense on con-
    vertible subordinated
    debentures                        ---           7,594,000      9,046,000
  Net income assuming con-
    version of convertible
    subordinated debentures
    to common stock           $51,985,000         $77,239,000    $84,434,000
  Net income per common share $      2.13         $      2.69    $      2.92

     For the year ended December 31,1999, convertible subordinated debentures and convertible preferred stock were convertible into 2,822,553 and 695,480 incremental shares, respectively. In accordance with SFAS 128, these incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.


Note 17. Dividends

     Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 1999:

Dividend         Taxable                     Non-Taxable
Payment        as Ordinary    Taxable as     Return of
 Date            Income      Capital Gains   Capital       Totals
May 10, 1999     $ .6656          $---          $.0744      $ .74
Aug. 10, 1999      .6656           ---           .0744        .74
Nov. 10, 1999      .6656           ---           .0744        .74
Jan. 31, 2000      .2552           ---           .4848        .74
                 $2.2520          $---          $.7080      $2.96

Note 18. Relationship with National HealthCare Corporation

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

     Rental income was $45,993,000 ($30,735,000 from NHC) in 1999;
$42,268,000 ($31,732,000 from NHC) in 1998; and $39,948,000 ($29,829,000 from
NHC) in 1997.

     During 1997, NHI purchased $23,375,000 of additional property from NHC. This property represents capital improvements at 15 long-term care centers owned by NHI and leased to NHC. Additional base rent equal to 9.5% of the amount transferred is paid annually by NHC.

     At December 31, 1999, the future minimum lease payments to be received by NHI under its operating leases, including debt service payments which are based on interest rates in effect at December 31, 1999, are as follows:

                             NHC                Others          Total
          2000           $29,652,000         $ 15,077,000   $ 44,729,000
          2001            29,504,000           15,201,000     44,705,000
          2002                   -0-           14,783,000     14,783,000
          2003                   -0-           14,539,000     14,539,000
          2004                   -0-           14,673,000     14,673,000
          Thereafter             -0-          105,779,000    105,779,000

     NHC has stated in its financial statements that it is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act. The outcome of this pending lawsuit could have a material adverse impact on the financial position, results of operations and cash flows of NHC and NHC's resultant ability to make its lease payments to NHI.

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

     For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of $2,779,000 in 1999 ($3,310,000 in 1998 and $3,101,000 in 1997). The annual compensation is reduced by any compensation paid by NHI to its executive officers, if any. However, the payment of such annual compensation is conditional upon NHI having funds from operations sufficient to enable NHI to pay annual dividends of $2.00 per common share and upon NHI paying such dividends. Funds from operations is defined for these purposes as net income, plus depreciation and amortization, less the effect of any capital gains or losses included in such net income. Increases in compensation to NHC under the Advisory Agreement are proportional to increases in NHI's funds from operations per common share as defined above.


Note 19. Prior Year Reclassifications

     Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To National Health Investors, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of National Health Investors, Inc. included in Exhibit 13 to this Form 10-K, and have issued our report thereon dated January 18, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in the accompanying index to
Exhibit 13 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not otherwise a required part of the basic consolidated financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 18, 2000

                     NATIONAL HEALTH INVESTORS, INC.
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                              (in thousands)

Column A            Column B        Column C             Column D       Column E
                                   Additions
                    Balance-  Charged to  Charged to                    Balance
                    Beginning Costs and   Mortgage                      -End of
Description         of Period Expenses    Int. Income    Deductions     Period
For the year ended
   December 31,
   1997-Loan loss
   allowance        $2,335    $ 1,231      $  ---        $   ---         $ 3,566

For the year ended
   December 31,
   1998-Loan loss
   allowance        $3,566    $ 4,260      $  ---        $   ---         $ 7,826

For the year ended
   December 31,
   1999-Loan loss
   allowance        $7,826    $13,800      $  ---        $11,204         $10,422

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                FOR THE YEAR ENDED DECEMBER 31, 1999
     Column A       Column B        Column C            Column D                 Column E
                                                 Cost capitalized            Gross amount
                               Initial Cost        subsequent to            at which carried
                                to Company          acquisition            at close of period
                    Encum-          Building &    Improve-    Carrying        Buildings &
Description         brances  Land   Improvements  ments        Costs    Land  Improvements  Total
                                       (dollars in thousands)
Health Care Centers (2)
  Alabama            $   441 $   95 $ 5,165       $  ---      $ ---     $   95    $  5,165  $  5,260

Health Care Centers (1)
  Arizona              2,765    453   6,678          ---        ---         453      6,678     7,131

Health Care Centers (10)
  Florida              9,582  3,503  62,208          ---        ---       3,503     62,208    65,711

Health Care Centers (1)
  Georgia                141     52     865          ---        ---          52        865       917

Health Care Centers (2)
  Idaho                  ---    365   6,824          ---        ---         365      6,824     7,189

Health Care Centers (3)
  Kentucky               ---    201   2,899          ---        ---         201      2,899     3,100

Health Care Centers (4)
  Massachusetts          ---  1,189  16,034          ---        ---       1,189     16,034    17,223

Health Care Centers (5)
  Missouri            14,509  1,171  23,072          ---        ---       1,171     23,072    24,243

Health Care Centers (3)
  New Hampshire          ---  1,483  20,060          ---        ---       1,483     20,060    21,543

Health Care Centers (3)
  South Carolina       5,556    572  11,543          ---        ---         572     11,543    12,115

Health Care Centers (21)
  Tennessee           10,384  2,118  45,061          ---        ---       2,118     45,061    47,179

Health Care Centers (1)
  Virginia             3,535    176   2,511          ---        ---         176      2,511     2,687

Health Care Centers (4)
  Washington             ---  1,881  12,148          ---        ---       1,881     12,148    14,029

Acute Care Hospital (1)
  Kentucky               ---    540   6,961          ---        ---         540      6,961     7,501

          NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        FOR THE YEAR ENDED DECEMBER 31, 1999

Column F                   Column G                 Column H

Accumulated               Date of                     Date
Depreciation              Construction              Acquired
$ 1,833                      N/A                    10/17/91

    506                      N/A                    8/13/96

  8,787                      N/A                    10/17/91
                                                    & 12/31/99

    496                      N/A                    10/17/91

    614                      N/A                    8/13/96

  1,272                      N/A                    10/17/91

    477                      N/A                    8/10/99

  7,055                      N/A                    10/17/91

    588                      N/A                    8/10/99

  4,420                      N/A                    10/17/91

 15,061                      N/A                    10/17/91

    842                      N/A                    10/17/91

    461                      N/A                    10/16/98

  1,498                      N/A                    6/12/92

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                FOR THE YEAR ENDED DECEMBER 31, 1999

          Column A         Column B        Column C            Column D           Column E
                                                      Cost capitalized         Gross amount
                                  Initial Cost         subsequent to          at which carried
                                   to Company            acquisition          at close of period
                        Encum-         Building &    Improve-    Carrying         Buildings &
Description             brances Land   Improvements    ments       Costs    Land  Improvements  Total
                                      (dollars in thousands)
Medical Office Building (1)
  Florida                ---      170       3,349        ---         ---       170    3,349        3,519

Medical Office Building (1)
  Illinois               ---      ---       1,925        ---         ---       ---    1,925        1,925

Medical Office Building (1)
  Kentucky               ---       23       3,667        ---         ---        23    3,667        3,690

Medical Office Building (1)
 Louisiana               ---      ---       3,487        ---         ---       ---    3,487        3,487

Medical Office Building (2)
  Texas                  ---      631       9,676        ---         ---       631    9,676       10,307

Medical Office Building (1)
  Utah                   ---      223       6,886        ---         ---       223    6,886        7,109

Assisted Living Centers (4)
  Arizona                ---    1,757      13,622        ---         ---     1,757   13,622       15,379

Assisted Living Centers (4)
  Florida                ---    7,095      33,044        ---         ---     7,095   33,044       40,139

Assisted Living Centers (1)
  New Hampshire          ---      218       2,962        ---         ---       218    2,962        3,180

Assisted Living Centers (1)
  New Jersey             ---    4,229      13,030        ---         ---     4,229   13,030       17,259

Assisted Living Centers (1)
  South Carolina         ---      344       2,879        ---         ---       344    2,879        3,223

Assisted Living Centers (3)
  Tennessee              ---      874       7,061        ---         ---       874    7,061        7,935

Assisted Living Centers (1)
  Texas                  ---    2,094       9,091        ---         ---     2,094    9,091       11,185

Retirement Center (1)
  Missouri               ---      354       3,181        ---         ---       354    3,181        3,535

Retirement Centers (2)
  Tennessee              457       64       5,644        ---         ---        64    5,644         5,708
                      ------   ------     -------     ------       -----    ------  -------       -------
                     $47,370  $31,875    $341,533    $   ---      $  ---   $31,875 $341,533      $373,408
                      ======   ======     =======     ======       ======   ======  =======       =======

           NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        FOR THE YEAR ENDED DECEMBER 31, 1999

Column F                   Column G              Column H

Accumulated
Depreciation           Date of Construction     Date Acquired

    806                        N/A                 6/30/93


     72                        12/31/98            N/A

    838                        N/A                 7/27/93

    878                        1/1/95              N/A

  1,446                        1/1/95              N/A
                               & 7/31/97

  1,713                        1/1/95              N/A

    311                         ---                12/31/98
                                                   & 3/31/99

  2,519                         ---                8/6/96, 12/31/98
                                                   & 1/1/99

     86                        N/A                 8/10/99

  1,440                         ---                8/6/96

     69                         ---                12/31/98

    150                         ---                12/31/98
                                                   & 3/31/99

    957                         ---                8/6/96

    968                        N/A                 10/17/91

  1,224                        N/A                 10/17/91
-------
$57,387
=======

(A)    See Notes 3 and 18 of Notes to Consolidated Financial Statements.
(B) The aggregate cost for federal income tax purposes is approximately $386,387,000.
(C) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                 December 31
                                           1999       1998       1997
Investment in Real Estate:
  Balance at beginning of period        $291,409    $236,998    $213,150
  Additions through cash expenditures     14,318      40,724      23,848
  Additions in exchange for rights
    under mortgage notes receivable       67,681      13,687         ---
  Improvements                               ---         ---         ---
  Balance at end of year                $373,408    $291,409    $236,998

Accumulated Depreciation:
  Balance at beginning of period        $ 45,871    $ 36,929    $ 28,895
  Addition charged to costs and expenses  11,516       8,942       8,034
  Balance at end of year                $ 57,387    $ 45,871    $ 36,929

                                   NATIONAL HEALTH INVESTORS, INC.
                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                FOR THE YEAR ENDED DECEMBER 31, 1999

       Column A               Column B          Column C     Column D     Column E Column F       Column G           Column H
                                                                                                                   Principal Amt.
                                                                                                                   of Loans Sub.
                                                  Final      Monthly               Original                        to Delinquent
                            Interest            Maturity     Payment      Prior    Face Amount    Carrying Amount  Principal or
Description                   Rate                Date       Terms        Liens    Of Mortgages   of Mortgages     Interests
LONG-TERM CARE FACILITIES:

First Mortgage Loans:
Missouri and Kansas (A)(L)(N) 11.0%          January, 2000   $  258,000   None     $ 26,000,000   $ 21,457,000      None

SouthTrust Loan
   Participation(B)           LIBOR + 2.2%   July, 2001         195,000   None       26,500,000     25,696,000      None

Florissant, Joplin, Sikeston
     Missouri (C)(L)          11.00%         September, 2003     98,000   None       10,000,000      9,347,000      None

Williston and Gainesville,
     Florida (E)(L)(M)        11.55%         December, 2005      99,000   None        9,620,000      9,031,000      None

Fincastle, Hot Springs, Lebanon,
  Bastian, Low Moor, Bristol,
  Midlothian,
  Virginia (F)(L)(N)          10.65%         February, 2006    209,000    None       25,000,000     16,608,000      None

Friendswood, Richmond, Sugarland,
 Conroe, Beaumont, Huntsville,
 Cleveland, Liberty, Houston,
 and Tomball, Texas (G)(L)(M) 10.5%          September, 2007   501,000    None       51,500,000     50,363,000      None

Kansas and Wisconsin          10.50%         July, 2007         91,000    None        9,500,000      9,282,000      None

Augusta and Pooler,
     Georgia (I)(L)           9.5%           January, 2009     135,000    None       15,243,000     15,100,000      None

Trenton and Dover,
  NJ (K)(L)(M)                10.25%         December, 2009        ---    None       20,000,000     19,502,000      None

Seven Mortgages(L)(M)         7.75%-11.88%   January, 2002        N/A     None        N/A           10,795,000      None
                              December, 2008

Eight Mortgages(L)(M)         10.05%-12.60%  January, 2002-       N/A     None        N/A           35,401,000      None
                              May, 2007

Twelve Mortgages(L)(M)        9.00%-12.15%   January, 2000-       N/A     None        N/A           75,390,000      None
                              December, 2010

Dallas, Texas (J)(L)          11.65%         September, 2010  183,000     None       18,000,000     13,328,000      None

Construction Loan:
St. Augustine, Florida (K)    10.00%         July, 2010           ---     None        1,617,000      1,617,000      None

                                   NATIONAL HEALTH INVESTORS, INC.
                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                FOR THE YEAR ENDED DECEMBER 31, 1999

       Column A              Column B      Column C         Column D   Column E  Column F        Column G          Column H
                                                                                                 Principal Amount
                                                                                                 of Loans Subject
                                             Final          Monthly              Original        to Delinquent
                             Interest      Maturity         Payment    Prior     Face Amount     Carrying Amount   Principal or
Description                    Rate          Date           Terms      Liens     Of Mortgages    of Mortgages      Interest
Term Notes:
     Johnson City, Tennessee   7.5%        June, 2019       15,000     None       2,062,000      1,813,000         None
     Lewisburg, Tennessee      7.5%        December, 2018    7,000     None         968,000        847,000         None
     Smithville, Tennessee     7.5%        December, 2017    7,000     None       1,016,000        877,000         None

                                                                               $316,454,000

(A)  Balloon payment of $23,699,000 due at maturity.
(B)  Mortgage loan participation agreement, of which
     the Company has 50% participation.  Balloon payment
     of $25,199,000 due at maturity.
(C)  Balloon payment of $8,667,000 due at maturity.
(D)  Balloon payment of $8,161,000 due at maturity.
(E)  Interest escalates 0.1% per year. Balloon payment of $8,449,000 due at maturity.
(F) Effective January, 1999, the interest escalates .15% per year through maturity. Balloon payment of $20,755,000 due at maturity.
(G)  Balloon payment of $45,042,000 due at maturity.
(H)  Balloon payment of $17,010,000 due at maturity.
(I)  Balloon payment of $12,923,000 due at maturity.
(J)  Interest escalates 0.1% per year through September 1, 2005.
     Thereafter the payment will be adjusted to include interest at the greater of 12.25% or the rate that five-year United States securities yield plus 4.5%.
(K) Monthly payments of interest only during construction. The Company is committed to provide permanent financing when construction is completed.
(L)  Mortgages provide for prepayment penalties.
(M) The Company has reduced the carrying amount of this mortgage loan by a reserve calculated in accordance with the provisions of Statement of Financial Accounting Standards 114, Accounting by Creditors for Impair-ment of a Loan - An Amendment of FASB Statements No. 5 and 15. The reserve is based on the Company's knowledge of the general economic condition in the long-term health care industry and the cash flows of the long-term health care facilities that service the mortgage loan.
(N)  The Company has reduced the carrying amount of this mortgage loan by a
     reserve calculated   in accordance with the provisions of Statement of
     Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15.
     The reserve is based on the Company's knowledge of the general economic condition in the long-term health care industry, the cash flows of the long-term health care facilities that service the mortgage loan and the declaration of bankruptcy by the borrower and/or the borrower's principal owner.

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
                                FOR THE YEAR ENDED DECEMBER 31, 1999


(1)  See Note 4 of Notes to Consolidated Financial Statements.
(2)  For tax purposes, the cost of investments is the carrying amount.
                                                     December 31
                                               1999      1998      1997
                                                    (in thousands)
Reconciliation of mortgage loans
  Balance at beginning of period             $402,000  $445,603  $519,229
  Additions:
     New mortgage loans                        22,163    67,564   115,876

  Deductions during period:
     Loans written off                         10,000       ---       ---
     Collection of principal                   16,287   111,167   189,502
     Acquisition of property and
        equipment in exchange for
        mortgage notes receivable              71,000       ---       ---
                                               97,287   111,167   189,502

  Balance at end of period                   $326,876  $402,000  $445,603

                            EXHIBIT 23

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement File No. 33-72370 and No. 33-85398.




ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 27, 2000