Form 10-Q
period 2000-03-31
NATIONAL HEALTH INVESTORS INC
filed 2000-05-22
CIK 877860

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934



For quarter ended   March 31, 2000           Commission file number 33-41863



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

                    Yes   x   No

24,383,620 shares of common stock were outstanding as of April 30, 2000.

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
                     NATIONAL HEALTH INVESTORS, INC.
              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)
                                                  March 31   Dec. 31
                                                    2000       1999
ASSETS                                           (unaudited)
   Real estate properties:
       Land                                         $ 30,673   $ 31,875
       Buildings and improvements                    316,417    340,966
       Construction in progress                        1,326        567
                                                     348,416    373,408
       Less accumulated depreciation                 (60,838)   (57,387)
          Real estate properties, net                287,578    316,021
   Mortgage and other notes receivable, net          341,870    316,454
   Investment in preferred stock                      38,132     38,132
   Investment in real estate mortgage
     investment conduits                              37,904     37,670
   Cash and cash equivalents                          17,153     16,723
   Marketable securities                              47,446     49,650
   Accounts receivable                                15,971     10,714
   Deferred costs and other assets                     3,730      3,181
     Total Assets                                   $789,784   $788,545

LIABILITIES AND DEFERRED INCOME
   Debt                                             $172,393   $172,870
   Credit facilities                                  94,000     88,000
   Convertible subordinated debentures                95,741     95,741
   Accounts payable and other accrued expenses        10,380      7,228
   Accrued interest                                    3,319      6,412
   Dividends payable                                  15,605     18,033
   Deferred income                                     7,407      7,621
          Total Liabilities and Deferred Income      398,845    395,905
   Commitments and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
       $.01 par value; 10,000,000 shares
       authorized:
       747,994 and 748,694 shares, respectively,
           issued and outstanding; stated at
           liquidation preference of $25 per share   18,700     18,717
       250,000 shares issued and outstanding, stated
           at liquidation preference of $12.00
           per share                                  3,000        ---
   Common stock, $.01 par value;
       40,000,000 shares authorized;
       24,383,620 and 24,382,987 shares,
       respectively, issued and outstanding             244        244
   Capital in excess of par value of common stock   425,980    425,963
   Cumulative net income                            408,118    394,165
   Cumulative dividends                            (447,285)  (431,282)
   Unrealized gains (losses) on securities          (17,818)   (15,167)
     Total Stockholders' Equity                      390,939    392,640
     Total Liabilities and Stockholders' Equity     $789,784   $788,545

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1999 is taken from the audited financial statements at that date.

                       NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                     2000         1999
                                                       (in thousands,
                                                   except share amounts)
REVENUES:
   Mortgage interest income                       $   10,380   $   12,388
   Rental income                                      11,597       11,152
   Investment interest and other income                2,936        2,293
   Facility operating revenue                         13,110        4,123
                                                      38,023       29,956

EXPENSES:
   Interest                                            6,943        6,128
   Depreciation of real estate                         3,451        2,502
   Amortization of loan costs                            222          167
   General and administrative                          1,492          861
   Facility operating expense                         11,962        4,055
                                                      24,070       13,713

NET INCOME                                            13,953       16,243

DIVIDENDS TO PREFERRED STOCKHOLDERS                      397          408

NET INCOME APPLICABLE TO COMMON STOCK             $   13,556   $   15,835

NET INCOME PER COMMON SHARE:
   Basic                                          $      .56   $      .65
   Diluted                                        $      .56   $      .65
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                          24,383,091   24,364,703
   Diluted                                        24,383,091   27,932,648
Common dividends per share
   declared                                       $      .64   $      .74

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Three Months Ended
                                                          March 31
                                                    2000        1999
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 13,953    $ 16,243
   Depreciation of real estate                            3,451       2,502
   Amortization of loan costs                               222         167
   Deferred income                                          ---         117
   Amortization of bond discount                           (447)       (225)
   Amortization of deferred income                         (214)       (319)
   Increase in accounts receivable                       (3,008)     (2,093)
   Increase in other assets                                (772)       (370)
   Increase (decrease) in accounts payable
     and accrued liabilities                                 60      (1,582)
        NET CASH PROVIDED BY OPERATING ACTIVITIES        13,245      14,440

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable               (1,435)     (7,197)
   Collection of mortgage notes receivable                2,435       9,718
   Acquisition of property and equipment, net              (908)     (9,244)
   Increase in marketable securities                        ---     (17,664)
        NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                               92     (24,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facilities                        6,000      11,750
   Principal payments on long-term debt                    (477)       (445)
   Dividends paid to shareholders                       (18,430)    (18,447)
        NET CASH USED IN FINANCING ACTIVITIES           (12,907)     (7,142)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            430     (17,089)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           16,723      20,407
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 17,153    $  3,318


                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31
                                                       2000        1999
                                                        (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $  9,062    $ 7,832

During the three months ended March 31, 2000
   and March 31, 1999, $0 and $10,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 0 shares
   and 316 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $    ---    $    (10)
     Financing costs                                   $    ---    $    ---
     Accrued interest                                  $    ---    $     (1)
     Common stock                                      $    ---    $    ---
     Capital in excess of par                          $    ---    $      9

During the three months ended March 31, 2000
   NHI acquired notes receivable in
   exchange for NHI's rights
   under property and equipment
     Mortgage and other notes receivable               $(25,900) $      ---
     Land                                              $  1,202  $      ---
     Buildings and Improvements                        $ 24,698  $      ---

During the three months ended March 31, 2000,
   NHI issued cumulative convertible preferred
   stock to National HealthCare Corporation
   in exchange for accounts receivable
     Accounts receivable                               $ (3,000) $      ---
     Cumulative convertible preferred stock            $  3,000  $      ---














The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                     NATIONAL HEALTH INVESTORS, INC.
                    INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                         (dollars in thousands)


                          Cumulative Convertible
                              Preferred Stock                              Capital in                       Unrealized     Total
                    Shares   Amount   Shares    Amount    Common Stock     Excess of  Cumulative Cumulative Gains(Losses)  Stock.
                     at $25 per Share at $12 per Share  Shares      Amount Par Value  Net Income Dividends  on Securities  Equity
                    ----------------  ----------------  ------      ------ ---------  ---------- ---------  -------------  ------
BALANCE AT 12/31/99 748,694  $ 18,717     ---      ---  24,382,987  $ 244  $425,963   $394,165   $(431,282) $(15,167)      $392,640
Net income              ---       ---     ---      ---         ---    ---       ---     13,953         ---       ---         13,953
Unrealized gains(losses)
  on securities         ---       ---     ---      ---         ---    ---       ---        ---         ---    (2,651)        (2,651)
Total Comprehensive Income                                                                                                   11,302
Shares sold             ---       --- 250,000 $   3,000        ---    ---       ---        ---         ---       ---          3,000
Shares issued in con-
 version of preferred
 stock to common stock (700)      (17)    ---       ---        633    ---        17        ---         ---       ---            ---
Dividends to common
 shareholders ($.64
 per share)             ---       ---     ---       ---        ---    ---       ---        ---     (15,606)      ---        (15,606)
Dividends to preferred
 shareholders ($.53125
 per share)             ---       ---     ---       ---        ---    ---       ---        ---        (397)      ---           (397)
BALANCE AT 3/31/00  747,994  $ 18,700 250,000 $   3,000 24,383,620  $ 244  $425,980   $408,118   $(447,285) $(17,818)      $390,939

BALANCE AT 12/31/98 768,894  $ 19,222     --- $     --- 24,364,391  $ 244  $425,449   $340,547    $(357,518)$ (3,284)      $424,660
Net income              ---       ---     ---       ---        ---    ---       ---     16,243          ---      ---         16,243
Unrealized gains (losses)
 on securities          ---       ---     ---       ---        ---    ---       ---        ---          ---   (3,379)        (3,379)
Total Comprehensive Income                                                                                                   12,864
Shares issued in con-
 version of converti-
 ble debentures to
 common stock           ---       ---     ---       ---        316    ---         9        ---          ---      ---              9
Shares issued in con-
 version of preferred
 stock to common stock (200)       (5)    ---       ---        181    ---         5        ---          ---      ---            ---
Dividends to common
 shareholders (.74
 per share)             ---       ---     ---       ---        ---    ---       ---        ---      (18,038)     ---        (18,038)
Dividends to preferred
 shareholders ($.53125
 per share)             ---       ---     ---       ---        ---    ---       ---        ---         (408)     ---           (408)
BALANCE AT 3/31/99  768,694  $ 19,217     ---$      --- 24,364,888  $ 244  $425,463   $356,790    $(375,964)$ (6,663)      $419,087

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2000
                           (Unaudited)



Note 1.  SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited financial statements furnished herein in the opinion of management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). NHI assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in NHI's Form 10-K for the year ended December 31, 1999 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


Note 2.  NET INCOME PER COMMON SHARE:

     Basic earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

     Diluted earnings per common share assumes the conversion of convertible subordinated debentures in 1999, the conversion of cumulative convertible preferred stock in 1999 and the exercise of all stock options using the treasury stock method. Net income is increased for interest expense on the convertible subordinated debentures in 1999.

     The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of basic and diluted earnings per share.

                                              Three Months Ended
                                                    March 31
                                          2000                  1999
BASIC:
Weighted average common
   shares                               24,383,091           24,364,703

Net income                             $13,953,000          $16,243,000
Dividends paid to pre-
   ferred shareholders                    (397,000)            (408,000)
Net income available to
   common stockholders                 $13,556,000          $15,835,000

Net income per common
   share                               $       .56          $       .65


DILUTED:
Weighted average common
   shares                               24,383,091           24,364,703
Stock options                                  ---                    2
Convertible subordinated
   debentures in 1999                          ---            2,872,244
Cumulative convertible
   preferred stock in 1999                     ---              695,699
Average common shares
   outstanding                          24,383,091           27,932,648

Net income                             $13,953,000          $16,243,000
Interest expense on
   convertible subordi-
   nated debentures in 1999                    ---            1,828,000
Net income (assuming con-
   version of subordinated
   convertible debentures
   to common stock in 1999)            $13,953,000          $18,071,000

Net income per common
   share                               $       .56          $       .65


  For the three months ended March 31, 2000, convertible subordinated debentures and convertible preferred stock were convertible into 2,747,428 and 677,447 incremental shares, respectively. These incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.


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


Note 4.  COMMITMENTS AND GUARANTEES:

  At March 31, 2000, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $11,121,000 in health care real estate projects of which approximately $9,121,000 is eligible to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for two long-term care centers, one medical office building, three assisted living facilities, and one hospital all at rates ranging from 9% to 11.5%. NHI has recorded deferred income for commitment fees related to these loans where applicable.

  In order to obtain the consent of appropriate lenders to National HealthCare Corporation's ("NHC"'s) transfer of assets to NHI, NHI guaranteed certain debt ($14,320,000 at March 31, 2000) of NHC. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at March 31, 2000. NHI receives from NHC compensation of approximately $72,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

  NHI has outstanding letters of credit totaling $10,000,000.
Additionally, NHI has also guaranteed bank loans in the amount of $1,447,700 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.

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


Note 5.  CONVERTIBLE SUBORDINATED DEBENTURES:

  At March 31, 2000, $56,286,000 of 7% convertible subordinated debentures due on February 1, 2004 (the "1997 debentures") remain outstanding. The 1997 debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. During the three months ended March 31, 2000, none of the 1997 debentures were converted into common stock. NHI has reserved 1,500,960 shares of common stock for conversions of 1997 debentures.

  At March 31, 2000, $38,060,000 of 7.75% convertible subordinated debentures due on January 1, 2001 (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the three months ended March 31, 2000, none of the 1995 debentures were converted into common stock. NHI has reserved 1,203,478 shares of common stock for conversions of 1995 debentures.

  At March 31, 2000, $1,190,000 of debentures due on January 1, 2006 remain outstanding related to "1995 debt service debentures" issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. During the three months ended March 31, 2000, none of the debentures were converted into common stock. NHI has reserved 32,740 shares of common stock for conversion of 1995 debt service debentures.


  At March 31, 2000, $205,000 of the 10% senior convertible subordinated debentures due 2006 (the "senior debentures") remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the three months ended March 31, 2000, none of the senior debentures were converted. The Company has reserved 10,250 shares of common stock for conversion of the senior debentures.


Note 6.  CUMULATIVE CONVERTIBLE PREFERRED STOCK:

  In February and March, 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("8.5% Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly. At March 31, 2000, $18,699,850 of the preferred stock remains outstanding.

  The 8.5% Preferred Stock is convertible into NHI common stock at the option of the holder at any time at a conversion price of $27.625 per share of common stock, which is equivalent to a conversion rate of 0.905 per share of common stock for each share of Preferred Stock, subject to adjustment in certain circumstances.

  The 8.5% Preferred Stock is redeemable by NHI for common stock only if the trading price of the Common Stock on the New York Stock Exchange ("NYSE") exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise. NHI has reserved 676,935 shares of common stock for 8.5% Preferred Stock conversions.

  The 8.5% Preferred Stock is listed on the NYSE under the symbol "NHIPr."

  On March 31, 2000, NHI issued $3,000,000 of Cumulative Convertible
Preferred Stock (the "2000 Preferred Stock") to NHC. The 2000 Preferred Stock, which is not listed on a stock exchange, is convertible at $12.00 per share into NHI common stock after December 31, 2000. The shares pay dividends at the rate of 8% through June 30,2000, at the rate of 10% from July 1, 2000 through September 30, 2000, and at the rate of 12% thereafter. The shares were sold to NHC, the Company's investment advisor. NHI has reserved 250,000 shares of common stock for preferred stock conversion related to this issue. NHI received payment for the shares in May, 2000.


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


Note 8. SALE OF REAL ESTATE:

  In 1993, NHI funded a mortgage loan for Stockbridge Investment Partners, Inc. and its subsidiary York Hannover Nursing Centers, Inc. ("York Hannover") in the original principal amount of $29,500,000. Collateral for the loan included first mortgages on six long-term health care centers located in the state of Florida, the personal guarantee of certain of the owners, certain accounts receivable balances above another creditor's $2,000,000 loan, and the corporate guarantee of NHC for up to $5,000,000 of principal and interest.

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

  Effective January 1, 2000, NHI sold to Care Foundation of America, Inc. ("Care") all of the real estate, property and equipment of the six long-term nursing facilities. The sale price was $25,900,000, which was NHI's basis in the properties. Care assumed the first mortgage which had previously been owned by York Hannover. In accordance with the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, NHI has accounted for the sale under the installment method. The note receivable from Care bears interest at 10% and is collateralized by the first mortgages on the six long-term health care facilities and the corporation guarantee of NHC for up to $3,000,000 of principal and interest.


Note 9.  MORTGAGE AND OTHER NOTES RECEIVABLE:

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

  At March 31, 2000, the net carrying value of the loan is approximately $21,700,000, which earns 11% interest. NHI is currently evaluating the health care center portion of the collateral given the bankruptcy status of the manager and other circumstances affecting the centers but believes that the combined collateral supports the net carrying value of the mortgage.

  Pinellas Healthcare Investors, Inc. - In 1995, NHI funded a mortgage loan for Pinellas Healthcare Investors, Inc. in the original principal amount of $4,500,000. An affiliate of Lenox is the operator and lessee of the facility. Collateral for the loan includes a first mortgage on the facility, the corporate guarantee of Stockbridge Investment Partners, Inc., certain personal guarantees, and certain accounts receivable. Lenox notified NHI that it has rejected its lease with bankruptcy court approval. NHI's Florida subsidiary has accepted assignment of the Lenox lease and has retained an unaffiliated management company to manage the project. NHI has initiated foreclosure action against the borrower in order to obtain title to the project.

  At March 31, 2000, the net carrying value of the loan is approximately $1,000,000, which earns $12.60% interest. NHI has not received principal and interest payments on these loans since August 1999 and discontinued interest income recognition on the loan on the same date. NHI is currently evaluating the health care center portion of the collateral given the bankruptcy status of the operator, disavowment of the lease, the condition of the physical plant, and other circumstances affecting the center. NHI believes that the combined collateral supports the net carrying value of the mortgage.

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

  At March 31, 2000, the net carrying value of the loan is approximately $19,200,000, which earns interest at 10.8%. NHI is currently evaluating the health care portion of the collateral given the bankruptcy status of the manager and other circumstances affecting the centers but believes that the combined collateral supports the net carrying value of the mortgage.

  Other Entities Owned by Principals of Lenox - Not Affected by Lenox Bankruptcy - Although not impacted by the bankruptcy filing, Mr. Tom Clarke, the owner of Lenox, is involved as a principal in other entities financed by NHI. The carrying value of NHI's investments in these other entities is $10,900,000 at March 31, 2000. At the present time, NHI knows of no reason to assume that these entities will be negatively impacted by the Lenox filing or that any loss of income or asset value will occur.

Other Non-Performing Loans

  Brookside Inn - NHI has not recognized income on this loan since January, 2000. NHI's investment totaled $5,579,000 as of March 31,2000. Additionally, NHI has initiated foreclosure proceedings against the owner.

  SouthTrust Loan Participation - NHI has a 50% interest in a loan to Integrated Health Services, Inc. ("IHS"). NHI's loan balance at March 31, 2000 totaled $25,912,000. NHI has been informed that IHS and its affiliates have filed for Chapter 11 bankruptcy protection. NHI is seeking adequate protection payments on this loan from the bankruptcy court. NHI has not recognized interest income on this loan since February, 2000.

Loan Reserves

  Mortgage and other notes receivable are reduced by an allowance for loan losses of $9,671,000 at March 31, 2000 and $7,884,000 at March 31, 1999.


Note 10: DEBT AND RELATED GUARANTEE:

   As of March 31, 2000, NHI and NHC were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan
Trust. In addition, NHI no longer meets a requirement that its senior un-secured debt be rated investment grade by Standard & Poor's and Moody's Investment Services. As of March 31, 2000, the total debt balance on the loan was $25,892,000, of which $11,573,000 is the primary obligation of NHI. NHI guarantees, and is contingently obligated on, the remaining $14,319,000 of the outstanding balance under this loan.  As a result of NHI's investment grade down rating, NHI has been delivered a tender notice from the note holders to purchase, between June 10, 2000 and June 15, 2000, the $25,892,000 in outstanding notes. As a result of the above violations, other debt owed by NHI totaling $253,678,000 could be accelerated due to cross-default provisions in NHC's various other debt agreements.
These events could have a material adverse impact on the financial position
and cash flows of NHI.   NHI, NHC and NHR are also seeking to refinance the
related obligations and are currently in negotiations with the note holders to resolve the financial covenant violations and investment grade rating issue. However, at the current time, NHI is unable to determine the outcome of those discussions. Regardless of whether NHI purchases the notes or refinances the obligation, the note holders may assert that NHI is obligated to pay a "make-whole" payment to the note holders to compensate them for lost interest income on this investment. Neither the legal existence of this duty in these circumstances nor the amount of the "make-whole" payment has been determined by the parties; however, such a payment, if made, could have a material adverse impact on the financial position, results of operations and cash flows of NHI.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of March 31, 2000, NHI had interests in net real estate owned, and investments in mortgages, REMICs, preferred stock and marketable securities resulting in total invested assets of $762.6 million. NHI's strategy is to invest in health care real estate which generates current income which will be distributed to stockholders. NHI intends to implement this strategy by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

  As of March 31, 2000, the Company was diversified with investments in 202 health care facilities located in 26 states consisting of 146 long-term care facilities, two acute care hospitals, eight medical office buildings, 22 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $351.5 million aggregate principal amount of loans to 29 borrowers, $287.6 million of purchase leaseback transactions with seven lessees and $37.9 million invested in REMIC pass through certificates backed by first mortgage loans to 10 operators. Of these 202 facilities, 51 are leased to National HealthCare Corporation ("NHC") and three additional facilities are managed by an affiliate of NHC. NHC is the Company's investment advisor.

  At March 31, 2000, 55.8% of the total invested assets of the health care facilities were operated by public operators, 23.4% by regional operators, and 20.8% by small operators.


Liquidity and Capital Resources

Sources and Uses of Funds

  NHI has generated net cash from operating activities during the first three months of 2000 totaling $10.2 million compared to $14.4 million in the prior period. The primary reason for this period's decline was a reduction in net income accompanied by an increase in accounts receivable offset in part by increased depreciation expense. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and working capital changes.

  Cash flows from investing activities during the first three months of 2000 included collection on mortgage notes receivable of $2.4 million compared to $9.7 million for the prior period.

  Cash flows used in investing activities during the first three months of 2000 included investment in mortgage notes receivable of $1.4 million and real estate properties of $.9 million. Cash flows used in investing activities of the prior period included investment in mortgage notes receivable of $7.2 million, real estate properties of $9.2 million, and marketable securities of $17.7 million.

  Cash flows from financing activities for the first three months of 2000 included $6.0 million from credit facility proceeds, compared to the prior period of $11.8 million.

  On March 31, 2000, NHI issued $3,000,000 of Cumulative Convertible
Preferred Stock (the "2000 Preferred Stock") to NHC. The 2000 Preferred Stock, which is not listed on a stock exchange, is convertible at $12.00 per share into NHI common stock after December 31, 2000. The shares pay dividends at the rate of 8% through June 30,2000, at the rate of 10% from July 1, 2000 through September 30, 2000, and at the rate of 12% thereafter. The shares were sold to NHC, the Company's investment advisor. NHI has reserved 250,000 shares of common stock for preferred stock conversion related to this issue.

  Cash flows used in financing activities for the first three months of 2000 included principal payments on long-term debt of $.5 million and dividends paid to shareholders of $18.4 million. This compares to principal payments on long term debt of $.4 million and dividends paid to shareholders of $18.4 million in the prior period.

  In March 2000, NHI announced a reduction in its quarterly dividend of 10 cents per common share to 64 cents. The reduction reflects the Company's concern over continuing volatility in the long-term care industry and increased interest expense on the Company's bank debt.

  NHI has established a senior unsecured revolving line of credit that allows it to borrow a maximum of $100.0 million. The amount available to be drawn on this revolving line of credit is $6.0 million at March 31, 2000, and the entire balance outstanding matures in October 2000. In addition, $38.1 million of the Company's convertible subordinated debentures outstanding at March 31, 2000 mature on January 1, 2001, and NHI likely will redeem these debentures in cash. It is unlikely that holders of these convertible subordinated debentures will convert them to common stock prior to January 1, 2001. The debentures may be repaid from the proceeds of mortgage prepayments or through the sale of short-term investments. NHI believes that it will be able to refinance its commitments under the line of credit and the convertible subordinated debentures at or prior to their maturity; however, it is likely that NHI's costs under new debt or equity issues will exceed the interest rates NHI currently pays on its line of credit and convertible subordinated debentures. The lack of availability of reasonably priced capital limits NHI's ability to make new investments, and future refinancings at higher interest rates could have an adverse impact on NHI's financial position, results of operations and cash flows.


Commitments and Guarantees

  At March 31, 2000, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $11.1 million in health care real estate projects, of which approximately $9.1 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for two long-term health care centers, one medical office building, three assisted living facilities, and one hospital all at rates ranging from 9% to 11.5%.

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

  In January 2000, NHI sold the real estate, property and equipment of the six long-term health care facilities on which it had foreclosed to Care Foundation of America, Inc. ("Care") for $25,900,000 in exchange for a note receivable from CFA. In accordance with the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, NHI has accounted for the transaction under the installment method. The note receivable from CFA bears interest at 10% and is collateralized by the first mortgages on the six long-term health care facilities and the corporate guarantee of NHC for up to $3,000,000 of principal and interest.

  As more fully described in Note 9 to the Interim Condensed Consolidated Financial Statements, during late 1999, NHI was informed of the bankruptcy of
one of its major customers.   The bankruptcy may affect three of NHI's
mortgage loans. The three loans, which are secured by 17 long-term health care facilities and other property, were made to three different entities in the original principal amounts totaling $55.5 million. Current carrying amounts of the three loans total $41.9 million. NHI is currently evaluating the collateral given for the loans, but believes that for each of the three loans the collateral supports the net carrying value of the loan.

Loan Income Recognition

  During the three months ended March 31, 2000, NHI continued not to recognize income on one loan that had a carrying value of $1.0 million. NHI discontinued income recognition on one loan with a carrying value of $5,300,000 and another loan with a carrying value of $25.6 million. As of March 31, 2000, one loan with a carrying value of $50.3 million earning interest at 10.5%, has unpaid interest beyond 30 days outstanding. Consistent with its policy on nonperforming loans to not recognize unpaid mortgage interest income in excess of 90 days, NHI may discontinue income recognition on this and other mortgage notes receivable in 2000.

Debt and Related Guarantee

   As of March 31, 2000, NHI and NHC were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. In addition, NHI no longer meets a requirement that its senior unsecured debt be rated investment grade by Standard & Poor's and Moody's Investment Services. As of March 31, 2000, the total debt balance on the loan was $25,892,000, of which $11,573,000 is the primary obligation of NHI. NHI guarantees, and is contingently obligated on, the remaining $14,319,000 of the outstanding balance under this loan. As a result of NHI's investment grade down rating, NHI has been delivered a tender notice from the note holders to purchase, between June 10, 2000 and June 15, 2000, all of the $25,892,000 outstanding notes. As a result of the above violations, other debt owed by NHI totaling $253,678,000 could be accelerated due to cross-default provisions in NHC's various other debt agreements. These events could have a material adverse impact on the financial position and cash flows of NHI.
NHI, NHC and NHR are also seeking to refinance the related obligation and are currently in negotiations with the note holders to resolve the financial covenant violations and investment grade rating issue. However, at the current time, NHI is unable to determine the outcome of those discussions. Regardless of whether NHI purchases the notes or refinances the obligation, the note holders may assert that NHI is obligated to pay a "make-whole" payment to the note holders to compensate them for lost interest income on this investment. Neither the legal existence of this duty in these circum-stances nor the amount of the "make-whole" payment has been determined by the parties; however, such a payment, if made, could have material adverse impact on the financial position, results of operations and cash flows of NHI.


Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

  Net income for the three months ended March 31, 2000 is $14.0 million versus $16.2 million for the same period in 1999, a decrease of 14.1%. Earnings per common share decreased 9 cents or 13.8%, to $.56 in the 2000 period from $.65 in the 1999 period.

  Total revenues for three months ended March 31, 2000 increased $8.1 million or 26.9% to $38.0 million from $30.0 million for the three months ended March 31, 1999. Revenues from mortgage interest income decreased $2.0 million, or 16.2%, when compared to the same period in 1999. Revenues from rental income increased $.4 million, or 4.0% in 2000 as compared to 1999. Revenues from investment interest and other income increased $.6 million or 28.0% compared to 1999. Facility operating revenue increased to $13.1 million in 2000 compared to $4.1 million in 1999.

  The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of foreclosure on mortgage loans and due to the discontinuation of interest income recognition on other loans. During 1999, NHI foreclosed on mortgage loans totaling $41.8 million, which resulted in the purchase of seven long-term health care centers and one retirement center.

  The increase in rental income resulted primarily from the increase in investments in real estate properties of $14.3 million during 1999. The increase in investment interest and other income is due to the investment of higher cash amounts, as well as the net investment of $33.2 million in marketable securities during 1999.

  The increase in facility operating revenues is due primarily to the purchase, in lieu of foreclosure, of seven long-term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) in August, 1999.

  Total expenses for the three months ended March 31, 2000 increased $10.4 million or 75.5% to $24.1 million from $13.7 million for 1999. Interest expense increased $.8 million or 13.3% in 2000 as compared to 1999. Depreciation of real estate increased $.9 million or 37.9% when compared to 1999. General and administrative costs increased $0.6 million or 73.3%. Facility operating expense increased by $7.9 million in 2000 compared to $4.1 million in 1999.

  Interest expense increased due to increased borrowing on credit facilities and long-term debt compared to the prior period. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of seven long term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) in August, 1999. General and administrative expense increased primarily due to increased franchise tax expenses.
  The increase in facility operating expense is due to the purchase, in lieu of foreclosure, of seven long-term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) in August, 1999.


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


Item 3.   Quantitative and Qualitative Information About Market Risk

INTEREST RATE RISK

  The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. All of the Company's mortgage and other notes receivable bear interest at fixed interest rates.
The Company's investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. The underlying mortgages included in the Company's investments in real estate mortgage investment conduits ("REMIC's") also bear interest at fixed interest rates. As a result of the short-term nature of the Company's cash instruments and because the interest rates on the Company's investment in notes receivable, preferred stock and REMIC's are fixed, a hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments.

  As of March 31, 2000, $112,215,000 of the Company's long-term debt bears interest at fixed interest rates. As of March 31, 2000, all of the Company's $95,741,000 of convertible subordinated debentures bear interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments. The remaining $60,178,000 of the Company's long-term debt and $94,000,000 line of credit facility bear interest at variable rates. However, in order to mitigate the impact of fluctuations in interest rates on its variable rate debt, the Company has entered into interest rate swap agreements whereby the Company has exchanged certain variable interest rates on a $50,000,000 notional principal amount for a fixed rate of interest. Therefore, after including the mitigating impact of the interest rate swaps, a hypothetical 10% change in interest rates has an immaterial impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments.

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

                              NATIONAL HEALTH INVESTORS, INC.
                                 (Registrant)


Date May 22, 2000             /s/ Richard F. LaRoche, Jr.
                              Richard F. LaRoche, Jr.
                              Secretary


Date May 22, 2000             /s/ Donald K. Daniel
                              Donald K. Daniel
                              Principal Accounting Officer