Form 10-Q
period 2000-06-30
NATIONAL HEALTH INVESTORS INC
filed 2000-08-14
CIK 877860

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended   June 30, 2000            Commission file number 33-41863



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

                    Yes   x   No

24,383,620 shares of common stock were outstanding as of July 31, 2000.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   NATIONAL HEALTH INVESTORS, INC.
            INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)
                                                   June 30   Dec. 31
                                                    2000       1999
ASSETS                                           (unaudited)
   Real estate properties:
       Land                                         $ 30,673   $ 31,875
       Buildings and improvements                    316,673    340,966
       Construction in progress                        1,971        567
                                                     349,317    373,408
       Less accumulated depreciation                 (64,297)   (57,387)
          Real estate properties, net                285,020    316,021
   Mortgage and other notes receivable, net          339,915    316,454
   Investment in preferred stock                      38,132     38,132
   Investment in real estate mortgage
     investment conduits                              38,142     37,670
   Cash and cash equivalents                          19,787     16,723
   Marketable securities                              49,107     49,650
   Accounts receivable                                12,825     10,714
   Deferred costs and other assets                     4,201      3,181
     Total Assets                                   $787,129   $788,545

LIABILITIES AND DEFERRED INCOME
   Debt                                             $170,990   $172,870
   Credit facilities                                  91,000     88,000
   Convertible subordinated debentures                95,741     95,741
   Accounts payable and other accrued expenses        10,257      7,228
   Accrued interest                                    6,339      6,412
   Dividends payable                                  15,606     18,033
   Deferred income                                     7,190      7,621
     Total Liabilities and Deferred Income           397,123    395,905
   Commitments and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
      $.01 par value; 10,000,000 shares
      authorized:
      747,994 and 748,694 shares, respectively,
      issued and outstanding; stated at
      liquidation preference of $25 per share        18,700     18,717
   250,000 shares issued and outstanding, stated
      at liquidation preference of $12.00 per share   3,000        ---
   Common stock, $.01 par value;
      40,000,000 shares authorized;
      24,383,620 and 24,382,987 shares,
      respectively, issued and outstanding             244        244
   Capital in excess of par value of common stock  425,980    425,963
   Cumulative net income                           422,032    394,165
   Cumulative dividends                           (463,347)  (431,282)
   Unrealized gains (losses) on securities         (16,603)   (15,167)
     Total Stockholders' Equity                    390,006    392,640
     Total Liabilities and Stockholders' Equity   $787,129   $788,545

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1999 is taken from the audited financial statements at that date.

                      NATIONAL HEALTH INVESTORS, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                  Three Months Ended             Six Months Ended
                                       June 30                       June 30
                                   2000      1999              2000           1999
                                        (in thousands,
                                    except share amounts)
REVENUES:
   Mortgage interest income   $   10,232     $   12,628     $   20,612     $   25,016
   Rental income                  11,703         11,451         23,300         22,603
   Facility operating revenue     13,124          2,149         26,234          6,272
   Investment interest, dividends
     and other income              2,940          2,831          5,876          5,124
                                  37,999         29,059         76,022         59,015

EXPENSES:
   Interest                        7,062          6,091         14,005         12,219
   Depreciation of real estate     3,459          2,852          6,910          5,354
   Amortization of loan costs        268            181            490            348
   Facility operating expenses    12,701          1,568         24,663          5,623
   Loan loss expense                (325)         1,524           (325)         1,524
   General and administrative        920            890          2,412          1,751
                                  24,085         13,106         48,155         26,819

NET INCOME                        13,914         15,953         27,867         32,196

DIVIDENDS TO PREFERRED
  STOCKHOLDERS                       457            409            854            817

NET INCOME APPLICABLE TO
   COMMON STOCK               $   13,457     $   15,544     $   27,013     $   31,379

NET INCOME PER COMMON SHARE:
   Basic                      $      .55     $      .64     $     1.11     $     1.29
   Diluted                    $      .55     $      .64     $     1.10     $     1.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                      24,383,620     24,364,888     24,383,356     24,364,796
   Diluted                    24,637,806     27,906,229     24,510,449     27,919,439
Common dividends per share
   declared                   $      .64     $      .74     $     1.28     $     1.48

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                      NATIONAL HEALTH INVESTORS, INC.

          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                       Six Months Ended
                                                            June 30
                                                        2000        1999
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 27,867    $ 32,196
   Depreciation of real estate                            6,910       5,354
   Provision for loan losses                               (325)      1,524
   Amortization of loan costs                               490         348
   Deferred income                                          ---         167
   Amortization of bond discount                           (893)       (670)
   Amortization of deferred income                         (431)       (594)
   Increase in accounts receivable                       (2,860)     (3,083)
   Increase in other assets                              (1,510)       (965)
   Increase (decrease) in accounts payable
     and accrued liabilities                              2,957       2,218
        NET CASH PROVIDED BY OPERATING ACTIVITIES        32,205      36,495

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable               (3,615)    (17,834)
   Collection of mortgage notes receivable                6,657      11,876
   Acquisition of property and equipment, net            (1,810)    (14,144)
   Increase in marketable securities                        ---     (33,413)
        NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                            1,232     (53,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facilities                        3,000      39,500
   Principal payments on long-term debt                  (1,881)     (1,952)
   Dividends paid to shareholders                       (34,492)    (36,885)
   Payments on subordinated convertible debentures          ---        (800)
   Sale of preferred stock                                3,000         ---
        NET CASH USED IN FINANCING ACTIVITIES           (30,373)       (137)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,064     (17,157)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           16,723      20,407
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 19,787    $  3,250


                      NATIONAL HEALTH INVESTORS, INC.

          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                        Six Months Ended
                                                             June 30
                                                        2000         1999
                                                          (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $ 11,871    $ 10,134

During the six months ended June 30, 2000
   and June 30, 1999, $0 and $10,000
   respectively, of Senior Subordinated Convertible
   Debentures were converted into 0 shares
   and 316 shares, respectively, of NHI's
   common stock:
     Senior subordinated convertible debentures        $    ---    $    (10)
     Financing costs                                   $    ---    $    ---
     Accrued interest                                  $    ---    $     (1)
     Common stock                                      $    ---    $    ---
     Capital in excess of par                          $    ---    $      9

During the six months ended June 30, 2000
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

                                     NATIONAL HEALTH INVESTORS, INC.
                    INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                         (dollars in thousands)
                              Cumulative Convertible
                                 Preferred Stock                               Capital in                       Unrealized    Total
                     Shares    Amount   Shares     Amount     Common Stock     Excess of  Cumulative Cumulative Gains(Losses) Stock.
                     at $25 per Share   at $12 per Share     Shares     Amount Par Value  Net Income Dividends  on Securities Equity
BALANCE AT
12/31/99         748,694  $ 18,717       ---        ---  24,382,987 $ 244  $425,963   $394,165   $(431,282) $(15,167)     $392,640
Net income           ---       ---       ---        ---         ---   ---       ---     27,867         ---       ---        27,867
Unrealized gains(losses)
on securities        ---       ---       ---        ---         ---   ---       ---        ---         ---    (1,436)       (1,436)
Total Comprehensive Income                                                                                                  26,431
Shares sold          ---       ---   250,000      3,000         ---   ---       ---        ---         ---       ---         3,000
Shares issued in con-
 version of preferred
 stock to common
 stock              (700)      (17)      ---        ---         633   ---        17        ---         ---       ---           ---
Dividends to common
 shareholders ($1.28
 per share)          ---       ---       ---        ---         ---   ---       ---        ---     (31,211)      ---       (31,211)
Dividends to preferred
 shareholders        ---       ---       ---        ---         ---   ---       ---        ---        (854)      ---          (854)
BAL. AT 6/30/00  747,994  $ 18,700   250,000 $    3,000  24,383,620 $ 244  $425,980   $422,032   $(463,347) $(16,603)     $390,006

BAL. AT 12/31/98 768,894  $ 19,222       --- $      ---  24,364,391 $ 244  $425,449   $340,547   $(357,518) $ (3,284)     $424,660
Net income           ---       ---       ---        ---         ---   ---       ---     32,196         ---       ---        32,196
Unrealized gains (losses)
 on securities       ---       ---       ---        ---         ---   ---       ---        ---         ---    (1,577)       (1,577)
Total Comprehensive Income                                                                                                  30,619
Shares issued in con-
 version of converti-
 ble debentures to
 common stock        ---       ---       ---        ---         316   ---         9        ---         ---        ---            9
Shares issued in con-
 version of preferred
 stock to common
 stock              (200)       (5)      ---        ---         181   ---         5        ---         ---        ---          ---
Dividends to common
 shareholders (1.48
 per share)          ---       ---       ---        ---         ---   ---       ---        ---     (36,068)       ---      (36,068)
Dividends to preferred
 shareholders ($1.0625
 per share)          ---       ---       ---        ---         ---   ---       ---        ---        (817)       ---         (817)
BAL. AT 6/30/99  768,694  $ 19,217       --- $      ---  24,364,888 $ 244  $425,463   $372,743   $(394,403)  $ (4,861)    $418,403

The accompanying notes to interim condensed consolidated financial statements
are an integral part of these financial statements.                 6

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)



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


Note 2.  NET INCOME PER COMMON SHARE:

     Basic earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Net income is reduced by dividends to holders of all cumulative convertible preferred stock.

     Diluted earnings per common share assumes the conversion of 8% and 8.5% cumulative convertible preferred stock, the conversion of convertible subordinated debentures and the exercise of all stock options using the treasury stock method unless the impact of such assumptions on the calculations of earnings per share is anti-dilutive. Diluted net income is increased for interest expense on the convertible subordinated debentures in 1999.

     The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of basic and diluted earnings per share.

                      NATIONAL HEALTH INVESTORS, INC.

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000
                                (Unaudited)

                                 Three Months Ended             Six Months Ended
                                      June 30                       June 30
                               2000            1999             2000        1999
BASIC:
Weighted average common
   shares                  24,383,620       24,364,888     24,383,356   24,364,796

Net income                $13,914,000      $15,953,000    $27,867,000  $32,196,000
Dividends paid to pre-
  ferred shareholders        (457,000)        (409,000)      (854,000)    (817,000)
Net income available to
  common stockholders     $13,457,000      $15,544,000    $27,013,000  $31,379,000

Net income per
  common share-basic      $       .55      $       .64    $      1.11  $      1.29

DILUTED:
Weighted average common
  shares                   24,383,620       24,364,888     24,383,356   24,364,796
Stock options                   4,186              ---          2,093            1
Convertible subordinated
  debentures                      ---        2,845,690            ---    2,858,967
8.5% Cumulative convertible
 preferred stock                  ---          695,651            ---      695,675
8.0% Cumulative convertible
 preferred stock              250,000              ---        125,000          ---
Average common shares
  outstanding              24,637,806       27,906,229     24,510,449   27,919,439

Net income                $13,914,000      $15,953,000    $27,867,000  $32,196,000
8.5% Cumulative con-
 vertible preferred
 stock dividends             (397,000)             ---       (795,000)         ---
Interest expense on
  convertible sub-
  ordinated debentures            ---        1,813,000            ---    3,641,000
Net income - diluted      $13,517,000      $17,766,000    $27,072,000  $35,837,000

Net income per common
  share - diluted         $       .55      $       .64    $      1.10  $      1.28

  For the three months ended June 30, 2000, convertible subordinated debentures and 8.5% cumulative convertible preferred stock were convertible into 2,747,428 and 676,918 incremental shares, respectively. For the six months ended June 30, 2000, convertible subordinated debentures and 8.5% cumulative convertible preferred stock were convertible into 2,747,428 and 677,183 incremental shares, respectively. These incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)



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


Note 4.  COMMITMENTS AND GUARANTEES:

  At June 30, 2000, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $7,758,528 in health care real estate projects of which approximately $5,758,528 is eligible to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term care center, three assisted living facilities, and one hospital all at rates ranging from 9% to 11.5%. NHI has recorded deferred income for commitment fees related to these loans where applicable.

  In order to obtain the consent of appropriate lenders to National
HealthCare Corporation's ("NHC"'s) transfer of assets to NHI, NHI guaranteed certain debt ($12,640,000 at June 30, 2000) of NHC. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at June 30, 2000. NHI receives from NHC compensation of approximately $63,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

  NHI has outstanding letters of credit totaling $10,000,000.
Additionally, NHI has also guaranteed bank loans in the amount of $1,442,000 to key employees and directors which amount was utilized for the exercise of NHI stock options. Shares of NHI stock are held as security by NHI and the loans are limited to $100,000 per individual per year.

  NHI is aware of certain income tax contingencies with regards to limitations on ownership of its stock and to its use of an independent contractor to manage certain of its foreclosure properties. In order to fully resolve the

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)



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


Note 5.  CONVERTIBLE SUBORDINATED DEBENTURES:

  At June 30, 2000, $38,060,000 of 7.75% convertible subordinated debentures due on January 2, 2001 (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the six months ended June 30, 2000, none of the 1995 debentures were converted into common stock. NHI has reserved 1,203,478 shares of common stock for conversions of 1995 debentures. See Note 11 for a discussion of liquidity issues related to the maturity of the 1995 debentures.

  At June 30, 2000, $56,286,000 of 7% convertible subordinated debentures due on February 1, 2004 (the "1997 debentures") remain outstanding. The 1997 debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. During the six months ended June 30, 2000, none of the 1997 debentures were converted into common stock. NHI has reserved 1,500,960 shares of common stock for conversions of 1997 debentures.

  At June 30, 2000, $1,190,000 of debentures due on January 1, 2006 remain outstanding related to "1995 debt service debentures" issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment. During the six months ended June 30, 2000, none of the debentures were converted into common stock. NHI has reserved 32,740 shares of common stock for conversion of 1995 debt service debentures.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)


  At June 30, 2000, $205,000 of the 10% senior convertible subordinated debentures due 2006 (the "senior debentures") remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the six months ended June 30, 2000, none of the senior debentures were converted. The Company has reserved 10,250 shares of common stock for conversion of the senior debentures.


Note 6.  CUMULATIVE CONVERTIBLE PREFERRED STOCK:

  In February and March, 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("8.5% Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly. At June 30, 2000, $18,699,850 of the preferred stock remains outstanding.

  The 8.5% Preferred Stock is convertible into NHI common stock at the option of the holder at any time at a conversion price of $27.625 per share of common stock, which is equivalent to a conversion rate of 0.905 per share of common stock for each share of Preferred Stock, subject to adjustment in certain circumstances.

  The 8.5% Preferred Stock is redeemable by NHI for common stock only if the trading price of the Common Stock on the New York Stock Exchange ("NYSE") exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise. NHI has reserved 676,918 shares of common stock for 8.5% Preferred Stock conversions.

  The 8.5% Preferred Stock is listed on the NYSE under the symbol "NHIPr."

  On March 31, 2000, NHI issued $3,000,000 of Cumulative Convertible
Preferred Stock (the "2000 Preferred Stock"). The 2000 Preferred Stock, which is not listed on a stock exchange, is convertible into NHI common stock at the lower of the then trading value of NHI common stock or $12.00 per share after December 31, 2000. The shares pay dividends at the rate of 8% through June 30,2000, at the rate of 10% from July 1, 2000 through September 30, 2000, and at the rate of 12% thereafter. The 2000 Preferred Stock was sold to NHC, the Company's investment advisor. NHI has reserved 250,000 shares of common stock for preferred stock conversion related to this issue.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)


Note 7.  NEW ACCOUNTING PRONOUNCEMENT:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS 133", is effective for the first quarter of the first fiscal year beginning after June 15, 2000. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. NHI will implement SAB 101 during the fourth quarter of 2000. Management currently is in the process of analyzing the impact that SAB 101 will have on NHI's financial position, results of operations and cash flows.


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

                          June 30, 2000
                           (Unaudited)


Note 9.  MORTGAGE AND OTHER NOTES RECEIVABLE:

Borrower Bankruptcy

  NHI was informed on November 4, 1999, that Lenox Healthcare, Inc. and its affiliates ("Lenox") have filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy District Court in Wilmington, Delaware. NHI's loans may be impacted as follows:

  Zurich North America Capital Corporation - In 1996, NHI funded a mortgage loan for Zurich North America Capital Corporation in the original principal amount of $26,000,000. Collateral for the loan includes first mortgages on ten long-term health care facilities, leasehold assignment of certain existing leases on the properties, the corporate guarantees of Lenox and Greylock Health Corporation, and certain personal guarantees. Lenox is the manager of nine of the ten long-term health care facilities located in the states of Kansas and Missouri. The tenth facility has been closed during the bankruptcy.

  At June 30, 2000, the net carrying value of the loan is approximately $21,800,000, which earns 11% interest. NHI is currently evaluating the health care center portion of the collateral given the bankruptcy status of the manager and other circumstances affecting the centers but believes that the combined collateral supports the net carrying value of the mortgage. The debtor in possession discontinued paying interest on the mortgages on May 25, 2000, and the Company is not currently booking any accrual income thereon.

  Pinellas Healthcare Investors, Inc. - In 1995, NHI funded a mortgage loan for Pinellas Healthcare Investors, Inc. in the original principal amount of $4,500,000. An affiliate of Lenox was the operator and lessee of the facility. Collateral for the loan includes a first mortgage on the facility, the corporate guarantee of Stockbridge Investment Partners, Inc., certain personal guarantees, and certain accounts receivable. Lenox notified NHI that it has rejected its lease with bankruptcy court approval. NHI approved the assignment of the Lenox lease to an unaffiliated company in order to allow the center to continue operations. NHI has initiated foreclosure action against the borrower in order to obtain title to the project.

  At June 30, 2000, the net carrying value of the loan is approximately $1,000,000. NHI has not received principal and interest payments on these loans since August 1999 and discontinued interest income recognition on the loan on the same date. NHI is currently evaluating the health care center portion of the collateral given the bankruptcy status of the operator, disavowment of the lease, the condition of the physical plant, and other circumstances affecting the center. NHI believes that the combined collateral supports the net carrying value of the mortgage.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)


  Colonial Land Corporation - In 1996, NHI funded a mortgage loan for Colonial Land Corporation in the original amount of $25,000,000. Collateral for the loan includes first mortgages and lease assignments on six long-term health care facilities located in Virginia. Although Colonial Land Corporation is not included in the Lenox bankruptcy filing, Lenox manages three of the facilities, and Mr. Tom Clarke, the principal owner of Lenox, is also an owner of Colonial Land Corporation.

  At June 30, 2000, the net carrying value of the loan is approximately $19,100,000, which earns interest at 10.8%. NHI is currently evaluating the health care portion of the collateral given the bankruptcy status of the manager and other circumstances affecting the centers but believes that the combined collateral supports the net carrying value of the mortgage.

  Other Entities Owned by Principals of Lenox - Not Affected by Lenox Bankruptcy - Although not impacted by the bankruptcy filing, Mr. Tom Clarke, the principal owner of Lenox, is involved as a principal in other entities financed by NHI. The carrying value of NHI's investments in these other entities is $10,700,000 at June 30, 2000. At the present time, NHI knows of no reason to assume that these entities will be negatively impacted by the Lenox filing or that any loss of income or asset value will occur.


Other Non-Performing Loans

  Brookside Inn - NHI's investment totaled $5,206,000 as of June 30,2000.
NHI has initiated foreclosure proceedings against the owner, but is currently forbearing from pursuing this action. The owner is making current payments, plus repaying over the next eighteen months approximately four months of missed payments. NHI believes that the expected cash flows from this loan, along with the value of the collateral, support the net carrying value of this loan.

  SouthTrust Loan Participation - NHI has a 50% interest in a loan made by SouthTrust Bank to Integrated Health Services, Inc. ("IHS"). NHI's loan balance at June 30, 2000 totaled $25,643,000. IHS and its affiliates have filed for Chapter 11 bankruptcy protection. In May 2000 during a collateralization hearing, the bankruptcy court ruled that the value of the collateral supporting NHI's loan exceeds the balance due to NHI under the loan. Based on this ruling and based on NHI's knowledge, NHI believes that the collateral supports the net carrying value of this loan.

  Autumn Hills Convalescent Centers, Inc. - In 1997, NHI funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health facilities, and certain corporate and personal guarantees. These facilities are located in Texas.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)


  At June 30, 2000 the net carrying value of the loan is approximately $49,200,000, which earns 10.5% interest. NHI has not received all principal and interest payments as due and has entered into a Forbearance Agreement with the Borrower. This Agreement allows for partial payments over the next five months while the Borrower secures HUD financing. NHI is currently evaluating the health care center portion of the collateral given the circumstances affecting the centers but believes that the combined collateral supports the net carrying value of the mortgage. NHI has ceased recognition of interest income on this loan.


Loan Reserves

  Mortgage and other notes receivable are reduced by an allowance for loan losses of $9,346,000 at June 30, 2000.


Note 10: DEBT AND RELATED GUARANTEE

  On June 30, 2000, NHI and NHC were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan Trust; however, these violations have been waived. In addition, NHI no longer meets a requirement that its senior unsecured debt be rated investment grade by Standard & Poor's and Moody's Investment Services. As of June 30, 2000, the total debt balance on the loan was $23,214,000, of which $10,574,000 is the primary obligation of NHI. NHI guarantees, and is contingently obligated on, the remaining $12,640,000 of the outstanding balance under this loan. As a result of NHI's investment grade down rating, NHI had been delivered a tender notice from the noteholders to purchase, between June 10, 2000 and June 15, 2000, the $23,214,000 in outstanding notes; however, on July 7, 2000, the noteholders rescinded the tender notice effective as on the date and time it was originally given. NHC, the Company's Investment Advisor, purchased the notes. The Company believes that all terms and conditions of the loan are currently in full compliance. Subsequent to the recission of the tender notice, NHC purchased the entire $23,214,000 debt instrument from the previous holders.


Note 11.  LIQUIDITY DEMANDS AND CAPITAL RAISING ALTERNATIVES

  Two significant capital needs are being addressed by the company. The first is the renewal of the existing $91,000,000 revolving credit facility, which matures on October 10, 2000. The second is the maturity of the company's $38,060,000 subordinated convertible debenture issue, which matures on January 2, 2001. These maturing debt issue challenges are compounded by the lack of capital available for health care REITs, nursing homes, and assisted living facilities.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)



  In regard to the revolving credit facility, extensive negotiations are under way between NHI and the lending group, led by Bank of Tokyo-Mitsubishi. Management believes that the facility will be extended at a commercially reasonable rate of interest on or before its maturity date. This rate is approximately 100 basis points higher than the current facility. It is also believed that this extension will require approximately $40,000,000 in principal reductions prior to December 31, 2000.

  In order to adequately address this capital requirement, plus the impending maturity of the subordinated convertible debentures, the company is considering several possible solutions. Capital raising alternatives being considered include the orderly sale of some assets; the delay, reduction or elimination of the company's third quarter dividend; a rights offering to existing shareholders; and inducement for current borrowers to prepay debt owed NHI. The company does not believe it to be financially prudent to incur new debt at a much higher interest rate in this volatile market.

  The long-term goal of NHI is to reduce its debt so as to remove the uncertainty of the payment and amount of the dividend to shareholders in the future.

  The lack of availability of reasonably priced capital limits NHI's ability to make new investments, and future refinancings at higher interest rates or the inability of the Company to repay or extend debt when due would have a material adverse impact on NHI's financial position, results of operations and cash flows.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of June 30, 2000, NHI had interests in net real estate owned, and investments in mortgages, REMICs, preferred stock and marketable securities resulting in total invested assets of $759.7 million. NHI's strategy has been to primarily invest in long term health care real estate which generates current income which will be distributed to stockholders. Under current market conditions, however, no such investments are currently being solicited or closed.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 2000
                           (Unaudited)


  As of June 30, 2000, the Company was diversified with investments in 202 health care facilities located in 26 states consisting of 146 long-term care facilities, two acute care hospitals, eight medical office buildings, 22 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $349.3 million aggregate principal amount of loans to 29 borrowers, $285.0 million of purchase leaseback transactions with seven lessees and $38.1 million invested in REMIC pass through certificates backed by first mortgage loans to 10 operators. Of these 202 facilities, 55 are leased to National HealthCare Corporation ("NHC"). NHC is the Company's investment advisor.

  At June 30, 2000, 55.9% of the total invested assets of the health care facilities were operated by public operators, 23.4% by regional operators, and 20.7% by small operators.


Liquidity and Capital Resources

Sources and Uses of Funds

  NHI has generated net cash from operating activities during the first six months of 2000 totaling $32.2 million compared to $36.5 million in the prior period. The primary reason for this period's decline was a reduction in net income offset in part by increased depreciation expense. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and working capital changes.

  Cash flows from investing activities during the first six months of 2000 included collection on mortgage notes receivable of $6.7 million compared to $11.9 million for the prior period.

  Cash flows used in investing activities during the first six months of 2000 included investment in mortgage notes receivable of $3.6 million and real estate properties of $1.8 million. Cash flows used in investing activities of the prior period included investment in mortgage notes receivable of $17.8 million, real estate properties of $14.1 million, and marketable securities of $33.4 million.

  Cash flows from financing activities for the first six months of 2000 included $3.0 million from credit facility proceeds, compared to the prior period of $39.5 million.

  On March 31, 2000, NHI issued $3,000,000 of Cumulative Convertible Preferred Stock (the "2000 Preferred Stock") to NHC. The 2000 Preferred Stock, which is not listed on a stock exchange and is convertible into NHI common stock at the lower of NHI common stock trading value or $12.00 per share after December 31, 2000. The shares pay dividends at the rate of 8% through June 30,2000, at the rate of 10% from July 1, 2000 through September 30, 2000, and at the rate of 12% thereafter. The 2000 Preferred Stock was sold to NHC, the Company's investment advisor. NHI has reserved 250,000 shares of common stock for preferred stock conversion related to this issue.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 2000
                           (Unaudited)



  Cash flows used in financing activities for the first six months of 2000 included principal payments on long-term debt of $1.9 million and dividends paid to shareholders of $34.5 million. This compares to principal payments on long term debt of $2.0 million and dividends paid to shareholders of $36.9 million in the prior period.

  In March 2000, NHI announced a reduction in its quarterly dividend of 10 cents per common share to 64 cents. The reduction reflects the Company's concern over continuing volatility in the long-term care industry and increased interest expense on the Company's bank debt. See "Liquidity Demands and Capital Raising Alternatives" for additional comments concerning the Company's dividend payment policy.

Commitments to Fund Projects

  At June 30, 2000, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $7.8 million in health care real estate projects, of which approximately $5.8 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term health care center, three assisted living facilities, and one hospital all at rates ranging from 9% to 11.5%.

  Financing for current commitments and future commitments to others may be provided by cash balances, new lines of credit, private placements or public offerings of debt or equity, the assumption of secured or unsecured indebtedness, or by the sale of all or a portion of certain currently held investments.

  NHI is currently limited in its ability to make new investments due to a lack of availability of reasonably priced capital. However, the Company believes it has sufficient liquidity and cash flow to finance current investments for which it is committed.

Liquidity Demands and Capital Raising Alternatives

  NHI has established a senior unsecured revolving line of credit (Credit Facility) that allows it to borrow a maximum of $100.0 million. $91 million is outstanding on the Credit Facility at June 30, 2000, and the entire balance outstanding matures on October 10, 2000. In addition, $38.1 million of the Company's convertible subordinated debentures outstanding at June 30, 2000 mature on January 2, 2001. It is unlikely that holders of these convertible subordinated debentures will convert them to common stock prior to January 1, 2001. These maturing debt issue challenges are compounded by the lack of capital available for health care REIT's, nursing homes, and assisted living facilities. Management is considering several possible solutions in order to meet these short-term liquidity demands.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 2000
                           (Unaudited)


  The renewal in whole or in part of NHI's $91 million credit facility which matures October 10, 2000, is a first priority. Extensive negotiations are under way between the Company and the lending group led by Bank of Tokyo/Mitsubishi. Management believes that the facility will be extended at a commercially reasonable rate of interest on or before its maturity date. The rate is expected to be approximately 100 basis points higher than the current Credit Facility. It is believed that this extension will require approximately $40 million in principal reductions between now and year end.
In order to adequately address this capital requirement, plus the impending maturity of $38 million of subordinated convertible debentures on January 2, 2001, the Company is considering several possible solutions.

  Capital raising alternatives being considered include the orderly sale of some assets; the delay, reduction or elimination of the company's third quarter dividend; a rights offering to existing shareholders; and inducement for current borrowers to prepay debt owed NHI. NHI's long-term goal is to reduce its debt so as to remove the uncertainty of the payment and amount of the dividend to shareholders in the future.

  The lack of availability of reasonably priced capital limits NHI's ability to make new investments, and future refinancings at higher interest rates or the inability of the Company to repay or extend debt when due would have a material adverse impact on NHI's financial position, results of operations and cash flows.

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

  In January 2000, NHI sold the real estate, property and equipment of six long-term health care facilities on which it had foreclosed to Care Foundation of America, Inc. ("Care") for $25,900,000 in exchange for a note receivable from Care. In accordance with the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, NHI has accounted for the transaction under the installment method. The note receivable from Care bears interest at 10% and is collateralized by the first mortgages on the six long-term health care facilities and the corporate guarantee of NHC for up to $3,000,000 of principal and interest.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 2000
                           (Unaudited)


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

Loan Income Recognition

  During the six months ended June 30, 2000, NHI continued not to recognize income on one loan that had a carrying value of $1.1 million. NHI discontinued income recognition of unpaid interest on three loans with carrying values of $5 million, $25.6 million and $48.2 million, respectively. As of June 30, 2000, one loan with a carrying value of $21.6 million, has unpaid interest beyond 30 days outstanding. Consistent with its policy on nonperforming loans to not recognize unpaid mortgage interest income in excess of 90 days, NHI may discontinue income recognition on this and other mortgage notes receivable in 2000.

Debt and Related Guarantee

  On June 30, 2000, NHI and NHC were not in compliance with certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan Trust; however, those violations have been waived. As of June 30, 2000, the total debt balance on the loan was $23,214,000, of which $10,574,000 is the primary obligation of NHI. NHI guarantees, and is contingently obligated on, the remaining $12,640,000 of the outstanding balance under this loan. As a result of NHI's investment grade down rating, NHI had been delivered a tender notice from the noteholders to purchase, between June 10, 2000 and June 15, 2000, the $23,214,000 in outstanding notes; however, on July 7, 2000, the noteholders rescinded the tender notice effective as of the date and time it was originally given. NHC, the Company's Investment Advisor, purchased the notes. The Company believes that all terms and conditions of the loan are in full compliance. Subsequent to the recission of the tender notice, NHC purchased the entire $23,214,000 debt instrument from the previous holders.


Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Net income for the three months ended June 30, 2000 is $13.9 million versus $16.0 million for the same period in 1999, a decrease of 12.8%. Earnings per common share decreased 9 cents or 14.1%, to $.55 in the 2000 period from $.64 in the 1999 period.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 2000
                           (Unaudited)


  Total revenues for three months ended June 30, 2000 increased $8.9 million or 30.7% to $38.0 million from $29.1 million for the three months ended June 30, 1999. Revenues from mortgage interest income decreased $2.4 million, or 19.0%, when compared to the same period in 1999. Revenues from rental income increased $.3 million, or 2.2% in 2000 as compared to 1999. Revenues from investment interest and other income increased $.1 million or 3.9% compared to 1999. Facility operating revenue increased to $13.1 million in 2000 compared to $2.1 million in 1999.

  The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of foreclosure on mortgage loans and due to the discontinuation of interest income recognition on other loans. During 1999, NHI foreclosed or received deeds in lieu of foreclosure on mortgage loans totaling $41.8 million, which resulted in the acquisition of seven long-term health care centers and one retirement center.

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

  Total expenses for the three months ended June 30, 2000 increased $11.0 million or 83.8% to $24.0 million from $13.1 million for 1999. Interest expense increased $1.0 million or 15.9% in 2000 as compared to 1999. Depreciation of real estate increased $.6 million or 21.3% when compared to 1999. Facility operating expense increased to $12.7 million in 2000 compared to $1.6 million in 1999.

  Interest expense increased due to increased interest rates and borrowing on credit facilities and long-term debt compared to the prior period. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of seven long term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) in August, 1999.

  The increase in facility operating expense is due to the purchase, in lieu of foreclosure, of seven long-term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) in August, 1999.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 2000
                           (Unaudited)

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Net income for the six months ended June 30, 2000 is $27.9 million versus $32.2 million for the same period in 1999, a decrease of 13.4%. Basic net income per common share decreased 18 cents or 14.0%, to $1.11 in the 2000 period from $1.29 in the 1999 period.

  Total revenues for the six months ended June 30, 2000 increased $17.0 million or 28.8% to $76.0 million from $59.0 million for the six months ended June 30, 1999. Revenues from mortgage interest income decreased $4.4 million, or 17.6% when compared to the same period in 1999. Revenues from rental income increased $.7 million, or 3.0% in 2000 as compared to 1999. Revenues from investment interest and other income increased $.8 million or 14.7% compared to 1999. Facility operating revenue increased to $26.2 million in 2000 compared to $6.3 million in 1999.

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

  Total expenses for the six months ended June 30, 2000 increased $21.3 million or 79.6% to $48.2 million from $26.8 million for 1999. Interest expense increased $1.8 million or 14.6% in 2000 as compared to 1999. Depreciation of real estate increased $1.6 million or 29.1% when compared to 1999. General and administrative costs increased $0.7 million or 37.7% Facility operating expense increased to $24.7 million in 2000 compared to $5.6 million in 1999.

  Interest expense increased due to increased interest rates and borrowing on credit facilities and long-term debt compared to the prior period. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of seven long term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) in August, 1999.

  The increase in facility operating expense is due to the purchase, in lieu of foreclosure, of seven long-term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) in August, 1999.

                NATIONAL HEALTH INVESTORS, INC.

                         June 30, 2000
                          (Unaudited)

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

New Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.
SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferred of the Effective Date of SFAS 133", is effective for the first quarter of the first fiscal year beginning after June 15, 2000. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.

                 NATIONAL HEALTH INVESTORS, INC.

                          June 30, 2000
                           (Unaudited)

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. NHI will implement SAB 101 during the fourth quarter of 2000. Management currently is in the process of analyzing the impact that SAB 101 will have on NHI's financial position, results of operations and cash flows.


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

  As of June 30, 2000, $111,225,000 of the Company's long-term debt bears interest at fixed interest rates. As of June 30, 2000, all of the Company's $95,741,000 of convertible subordinated debentures bear interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments. The remaining $59,765,000 of the Company's long-term debt and $91,000,000 line of credit facility bear interest at variable rates. However, in order to mitigate the impact of fluctuations in interest rates on its variable rate debt, the Company has entered into interest rate swap agreements whereby the Company has exchanged certain variable interest rates on a $50,000,000 notional principal amount for a fixed rate of interest. Therefore, after including the mitigating impact of the interest rate swaps, a hypothetical 10% change in interest rates has an immaterial impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments.

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

                          June 30, 2000
                           (Unaudited)


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


                   PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.  None of any materiality.

Item 2.     Changes in Securities.  Not applicable

Item 3.     Defaults Upon Senior Securities.  None

Item 4.     Submission of Matters to a Vote of Security Holders.

(a)    The annual meeting of the shareholders was held on May 24, 2000.

(b)    Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Robert T. Webb to serve as director for a term of three years or until his successor has been fully elected and qualified. Other directors whose terms of office continue are Mr. W. Andrew Adams, Mr. Jack Tyrrell, Mr. Ted. H. Welch and Mr. Richard F. LaRoche, Jr.

                     Voting For     Withholding     Percent For
                                     Authority
Robert T. Webb        22,073,491        146,203       90.5%

PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2000.

  Voting For          Voting Against      Abstaining          Percent For
  22,073,194               49,055           52,005               90.7%


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

                                NATIONAL HEALTH INVESTORS, INC.
                                   (Registrant)


Date August 11, 2000            /s/ Richard F. LaRoche, Jr.
                                Richard F. LaRoche, Jr.
                                Secretary


Date August 11, 2000            /s/ Donald K. Daniel
                                Donald K. Daniel
                                Principal Accounting Officer