Form 10-Q
period 2000-09-30
NATIONAL HEALTH INVESTORS INC
filed 2000-11-14
CIK 877860

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 of 15(d)
                    of the Securities Exchange Act of 1934



For quarter ended   September 30, 2000       Commission file number 33-41863



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

                    Yes   x   No

24,383,620 shares of common stock were outstanding as of October 31, 2000.

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                        NATIONAL HEALTH INVESTORS, INC.
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                                  Sept. 30   Dec. 31
                                                    2000       1999
ASSETS                                           (unaudited)
   Real estate properties:
       Land                                         $ 30,663   $ 31,875
       Buildings and improvements                    316,845    340,966
       Construction in progress                        4,165        567
                                                     351,673    373,408
       Less accumulated depreciation                 (67,757)   (57,387)
          Real estate properties, net                283,916    316,021
   Mortgage and other notes receivable, net          349,009    316,454
   Investment in preferred stock                      38,132     38,132
   Investment in real estate mortgage
     investment conduits                              37,267     37,670
   Cash and cash equivalents                          13,738     16,723
   Marketable securities                              38,324     49,650
   Accounts receivable                                 9,671     10,714
   Deferred costs and other assets                     2,800      3,181
     Total Assets                                   $772,857   $788,545

LIABILITIES AND DEFERRED INCOME
   Debt                                             $170,761   $172,870
   Credit facilities                                  90,000     88,000
   Convertible subordinated debentures                94,551     95,741
   Accounts payable and other accrued expenses        10,755      7,228
   Accrued interest                                    3,185      6,412
   Dividends payable                                     ---     18,033
   Deferred income                                     7,547      7,621
          Total Liabilities and Deferred Income      376,799    395,905
   Commitments and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
  $.01 par value; 10,000,000 shares
  authorized:
  747,994 and 748,694 shares, respectively,
    issued and outstanding; stated at
    liquidation preference of $25 per share           18,700     18,717
  250,000 shares issued and outstanding, stated
    at liquidation preference of $12.00 per share      3,000        ---
   Common stock, $.01 par value;
  40,000,000 shares authorized;
  24,383,620 and 24,382,987 shares,
  respectively, issued and outstanding                   244        244
   Capital in excess of par value of common stock    425,980    425,963
   Cumulative net income                             427,382    394,165
   Cumulative dividends                             (463,820)  (431,282)
   Unrealized gains (losses) on securities           (15,428)   (15,167)
     Total Stockholders' Equity                      396,058    392,640
     Total Liabilities and Stockholders' Equity     $772,857   $788,545

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
The interim condensed balance sheet at December 31, 1999 is taken from the audited financial statements at that date.

                         NATIONAL HEALTH INVESTORS, INC.

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                   Three Months Ended            Nine Months Ended
                                     September 30                  September 30
                                    2000      1999              2000           1999
                                                  (in thousands,
                                               except share amounts)
REVENUES:
   Mortgage interest income   $    8,275     $   12,776     $   28,887     $   37,792
   Rental income                  11,710         11,506         35,010         34,109
   Facility operating revenue     12,538          5,613         38,772         11,885
   Investment interest, dividends
     and other income              2,469          2,996          8,345          8,120
                                  34,992         32,891        111,014         91,906

EXPENSES:
   Interest                        7,816          6,634         21,821         18,853
   Depreciation of real estate     3,459          3,074         10,369          8,428
   Amortization of loan costs        267            195            757            543
   Facility operating expenses    12,565          5,170         37,228         10,793
   Loan loss expense               4,584          1,279          4,259          2,803
   General and administrative        951            754          3,363          2,505
                                  29,642         17,106         77,797         43,925

NET INCOME                         5,350         15,785         33,217         47,981

DIVIDENDS TO PREFERRED
  STOCKHOLDERS                       473            408          1,327          1,225

NET INCOME APPLICABLE TO
   COMMON STOCK               $    4,877     $   15,377     $   31,890     $   46,756

NET INCOME PER COMMON SHARE:
   Basic                      $      .20     $      .63     $     1.31     $     1.92
   Diluted                    $      .20     $      .63     $     1.31     $     1.91

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                      24,383,620     24,364,888     24,383,444     24,364,827
   Diluted                    24,383,620     27,851,294     24,468,173     27,896,724

Common dividends per share
   declared                   $      ---     $      .74     $     1.28     $     2.22

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Nine Months Ended
                                                      September 30
                                                    2000        1999
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 33,217    $ 47,981
   Depreciation of real estate                           10,369       8,428
   Provision for loan losses                              4,259       2,803
   Amortization of loan costs                               757         543
   Deferred income                                           68       1,075
   Amortization of bond discount                         (1,339)       (1,117)
   Amortization of deferred income                         (662)       (837)
   Increase in accounts receivable                       (2,362)     (8,475)
   Increase in other assets                                (376)     (1,061)
   Increase in accounts payable
     and accrued liabilities                                300         770
        NET CASH PROVIDED BY OPERATING ACTIVITIES        44,231      50,110

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable              (28,081)    (20,883)
   Collection of mortgage notes receivable               18,857      14,667
   Acquisition of property and equipment, net            (2,716)    (14,904)
   (Increase) decrease in marketable securities          12,404     (33,173)
        NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                              464     (54,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facilities                        2,000      29,500
   Proceeds from long-term debt                             823      25,701
   Principal payments on long-term debt                  (2,932)     (2,650)
   Dividends paid to shareholders                       (50,571)    (55,323)
   Payments on subordinated convertible debentures          ---        (800)
   Sale of preferred stock                                3,000         ---
        NET CASH USED IN FINANCING ACTIVITIES           (47,680)     (3,572)

DECREASE IN CASH AND CASH EQUIVALENTS                    (2,985)     (7,755)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           16,723      20,407
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 13,738    $ 12,652

                         NATIONAL HEALTH INVESTORS, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                        2000         1999
                                                     (in thousands)
Supplemental Information:
   Cash payments for interest expense                  $ 21,004    $ 18,786

During the nine months ended September 30, 1999,
   $10,000 of Senior Subordinated Convertible
   Debentures were converted into 316 shares
   of NHI's common stock:
     Senior subordinated convertible debentures        $    ---    $    (10)
     Financing costs                                   $    ---    $    ---
     Accrued interest                                  $    ---    $     (1)
     Common stock                                      $    ---    $    ---
     Capital in excess of par                          $    ---    $      9



During the nine months ended September 30, 2000
   NHI acquired notes receivable in
   exchange for NHI's rights
   under property and equipment
     Mortgage and other notes receivable               $(25,900) $      ---
     Land                                              $  1,202  $      ---
     Buildings and Improvements                        $ 24,698  $      ---


During the nine months ended September 30, 1999
   NHI acquired property and equipment in
   exchange for NHI's rights under mortgage
   notes receivable
     Mortgage and other notes receivable               $    ---  $   41,750
     Land                                              $    ---  $   (2,889)
     Buildings and Improvements                        $    ---  $  (38,861)












The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                      NATIONAL HEALTH INVESTORS, INC.
                     INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                          (dollars in thousands)


                         Cumulative Convertible
                            Preferred Stock                                 Capital in                       Unrealized   Total
                    Shares  Amount   Shares    Amount      Common Stock     Excess of Cumulative  Cumulative Gains(Losses)Stock.
                    at $25 per Share   at $12 per Share Shares      Amount  Par Value Net Income  Dividends  on SecuritiesEquity
BALANCE AT
12/31/99           748,694  $ 18,717      ---      ---  24,382,987  $ 244   $425,963  $394,165    $(431,282) $(15,167)    $392,640
Net income             ---      ---       ---      ---         ---    ---        ---    33,217          ---       ---       33,217
Unrealized gains(losses)
  on securities        ---      ---       ---      ---         ---    ---        ---       ---          ---      (261)        (261)
Total Comprehensive Income                                                                                                  32,956
Shares sold            ---      ---   250,000$   3,000         ---    ---        ---       ---          ---       ---        3,000
Shares issued in con-
 version of preferred
 stock to common stock(700)     (17)      ---      ---         633    ---         17       ---          ---       ---          ---
Dividends to common
 shareholders ($1.28
 per share)            ---      ---       ---      ---         ---    ---        ---       ---      (31,211)      ---      (31,211)
Dividends to preferred
 shareholders          ---      ---       ---      ---         ---    ---        ---       ---       (1,327)      ---       (1,327)
BALANCE AT 9/30/00 747,994  $18,700   250,000  $ 3,000  24,383,620  $ 244   $425,980  $427,382    $(463,820) $(15,428)    $396,058

BALANCE AT
12/31/98           768,894  $19,222       ---  $   ---  24,364,391  $ 244   $425,449  $340,547    $(357,518) $ (3,284)    $424,660
Net income             ---      ---       ---      ---         ---    ---        ---    47,981          ---       ---       47,981
Unrealized gains (losses)
 on securities         ---      ---       ---      ---         ---    ---        ---       ---          ---    (6,143)      (6,143)
Total Comprehensive Income                                                                                     41,838
Shares issued in con-
 version of converti-
 ble debentures to
 common stock          ---      ---       ---      ---         316    ---          9       ---          ---       ---            9
Shares issued in con-
 version of preferred
 stock to common stock(200)      (5)      ---      ---         181    ---          5       ---          ---       ---          ---
Dividends to common
 shareholders (2.22
 per share)            ---      ---       ---      ---         ---    ---        ---       ---      (54,098)      ---      (54,098)
Dividends to preferred
 shareholders ($1.594
 per share)            ---      ---       ---      ---         ---    ---        ---       ---       (1,225)      ---       (1,225)
BALANCE AT 9/30/99 768,694  $19,217       ---  $   ---  24,364,888  $ 244   $425,463  $388,528    $(412,841) $ (9,427)    $411,184






The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)



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

     Diluted earnings per common share assumes the conversion of cumulative convertible preferred stock, the conversion of convertible subordinated debentures and the exercise of all stock options using the treasury stock method unless the impact of such assumptions on the calculations of earnings per share is anti-dilutive. Diluted net income is increased for interest expense on the convertible subordinated debentures in 1999.

     The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of basic and diluted earnings per share.

                       NATIONAL HEALTH INVESTORS, INC.

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 2000
                                 (Unaudited)

                                Three Months Ended            Nine Months Ended
                                   September 30                  September 30
                             2000               1999          2000           1999
BASIC:
Weighted average common
   shares                  24,383,620        24,364,888     24,383,444     24,364,827

Net income                $ 5,350,000       $15,785,000    $33,217,000    $47,981,000
Dividends paid to pre-
  ferred shareholders        (473,000)         (408,000)    (1,327,000)    (1,225,000)
Net income available to
  common stockholders     $ 4,877,000       $15,377,000    $31,890,000    $46,756,000

Net income per
  common share-basic      $       .20       $       .63    $      1.31    $      1.92

DILUTED:
Weighted average common
  shares                   24,383,620        24,364,888     24,383,444     24,364,827
Stock options                     ---               ---          1,395            ---
Convertible subordinated
  debentures                      ---         2,790,755            ---      2,836,230
8.5% Cumulative convertible
 preferred stock                  ---           695,651            ---        695,667
8-12% Cumulative convertible
 preferred stock                  ---               ---         83,334            ---
Average common shares
  outstanding              24,383,620        27,851,294     24,468,173     27,896,724

Net income                $ 5,350,000       $15,785,000    $33,217,000    $47,981,000
8.5% Cumulative con-
 vertible preferred
 stock dividends             (398,000)              ---     (1,192,000)           ---
8%-12% Cumulative con-
 vertible preferred
 stock                        (75,000)              ---             ---           ---
Interest expense on
  convertible sub-
  ordinated debentures            ---         1,784,000             ---     5,425,000
Net income - diluted      $ 4,877,000       $17,569,000     $32,025 000   $53,406,000

Net income per common
  share - diluted         $       .20       $       .63     $      1.31 $        1.91

                        NATIONAL HEALTH INVESTORS, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

                               Three Months Ended          Nine Months Ended
                                   September 30             September 30
                                2000          1999       2000           1999
Incremental Shares Excluded
 Since Antidilutive:
  Convertible sub-
   ordinated debentures    2,725,720          ---      2,740,192         ---
  8.5% Cumulative con-
   vertible preferred
   stock                     676,918          ---        677,094         ---
 8%-12% Cumulative con-
   vertible preferred
   stock                     250,000          ---            ---         ---

  The above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.


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

  Proceeds from the sale of investments in available for sale securities during the nine months ended September, 2000 were $11,785,805. Gross investment gains of $689,260 and gross investment losses of $1,308,131 were realized on these sales during the nine months ended September 30, 2000.


Note 4.  COMMITMENTS AND GUARANTEES:

  At September 30, 2000, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $6,107,199 in health care real estate projects of which approximately $4,107,199 is eligible to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term care center, two assisted living facilities, and one hospital all at rates ranging from 10% to 11.5%. NHI has recorded deferred income for commitment fees related to these loans where applicable.

  In order to obtain the consent of appropriate lenders to National
HealthCare Corporation's ("NHC"'s) transfer of assets to NHI, NHI guaranteed certain debt ($12,640,000 at September 30, 2000) of NHC. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at September 30, 2000. NHI receives from NHC compensation of approximately $63,000 per annum for the guarantees which is credited against NHC's base rent requirements.

                NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


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


Note 5.  CONVERTIBLE SUBORDINATED DEBENTURES:

  At September 30, 2000, $38,060,000 of 7.75% convertible subordinated debentures due on January 2, 2001 (the "1995 debentures") remain outstanding. The 1995 debentures are convertible at the option of the holder into the common stock of NHI at a conversion price of $31.625, subject to adjustment. During the nine months ended September 30, 2000, none of the 1995 debentures were converted into common stock. NHI has reserved 1,203,478 shares of common stock for conversions of 1995 debentures. See Note 11 for a discussion of liquidity issues related to the maturity of the 1995 debentures.

  At September 30, 2000, $56,286,000 of 7% convertible subordinated debentures due on February 1, 2004 (the "1997 debentures") remain outstanding. The 1997 debentures are convertible at the option of the holder into common stock at a conversion price of $37.50, subject to adjustment. During the nine months ended September 30, 2000, none of the 1997 debentures were converted into common stock. NHI has reserved 1,500,960 shares of common stock for conversions of 1997 debentures.

                NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


  During the nine months ended September 30, 2000, $1,190,000 of debentures due on January 1, 2006 were redeemed related to "1995 debt service debentures" issued to mortgagees or lessees to satisfy debt service escrow requirements. The debentures were convertible at the option of the holder into common stock of the Company at a conversion price of 110% of the market price on the date of issuance of the debentures, subject to adjustment.

  At September 30, 2000, $205,000 of the 10% senior convertible subordinated debentures due 2006 (the "senior debentures") remain outstanding. The senior debentures are convertible into the common stock of the Company at $20 per share. During the nine months ended September 30, 2000, none of the senior debentures were converted. The Company has reserved 10,250 shares of common stock for conversion of the senior debentures.


Note 6.  CUMULATIVE CONVERTIBLE PREFERRED STOCK:

  In February and March, 1994, NHI issued $109,558,000 of 8.5% Cumulative Convertible Preferred Stock ("8.5% Preferred Stock") with a liquidation preference of $25 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly. At September 30, 2000, $18,699,850 of the preferred stock remains outstanding.

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

  On March 31, 2000, NHI issued $3,000,000 of Cumulative Convertible
Preferred Stock (the "2000 Preferred Stock"). The 2000 Preferred Stock, which is not listed on a stock exchange, is convertible into NHI common stock at the lower of the then trading value of NHI common stock or $12.00 per share after December 31, 2000. The shares pay dividends at the rate of 8% through June 30, 2000, at the rate of 10% from July 1, 2000 through September 30, 2000, and at the rate of 12% thereafter. The 2000 Preferred Stock was sold to NHC, the Company's investment advisor. NHI has reserved 250,000 shares of common stock for preferred stock conversion related to this issue.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


Note 7.  NEW ACCOUNTING PRONOUNCEMENT:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS 133", is effective for NHI effective January 1, 2001. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 is effective January 1, 2000; however, implementation has been delayed until the fourth quarter of 2000. NHI's implementation of SAB 101 in the fourth quarter is not expected to have a material impact on its financial position, results of operations or cash flows.


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

  Effective January 1, 2000, NHI sold to Care Foundation of America, Inc. ("Care") all of the real estate, property and equipment of the six long-term nursing facilities. The sale price was $25,900,000, which was NHI's basis in the properties. Care assumed the first mortgage which had previously been owed by York Hannover. In accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", NHI has accounted for the sale under the installment method. The note receivable from Care bears interest at 10% and is collateralized by the first mortgages on the six long-term health care facilities and the corporate guarantee of NHC for up to $3,000,000 of principal and interest.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


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

  At September 30, 2000, the net carrying value of the loan is approximately $23,800,000. NHI is currently evaluating the health care center portion of the collateral given the bankruptcy status of the manager and other circumstances affecting the centers but believes that the combined collateral supports the net carrying value of the mortgage. On September 26, 2000, NHI and the debtor in possession entered into a Settlement Agreement, which is subject to approval by the creditors of the bankrupt estate and the bankruptcy court. The proposed agreement will verify the principal balance of the mortgage as of June 30, 2000, and restate the interest rate on the restated mortgage amount at rates from 9 to 11 percent with the mortgage balance becoming due and payable on December 31, 2002. Additionally, Lenox has recommenced making interest payments on the loan.

  Pinellas Healthcare Investors, Inc. - In 1995, NHI funded a mortgage loan for Pinellas Healthcare Investors, Inc. in the original principal amount of $4,500,000. An affiliate of Lenox was the operator and lessee of the facility. Collateral for the loan included a first mortgage on the facility, the corporate guarantee of Stockbridge Investment Partners, Inc., certain personal guarantees, and certain accounts receivable. During the second quarter of 2000, Lenox notified NHI that it rejected its lease with bankruptcy court approval. NHI approved the assignment of the Lenox lease to an unaffiliated company in order to allow the center to continue operations. On September 15, 2000, NHI completed foreclosure action against the borrower and obtained title to the project in the name of an NHI subsidiary.

  At September 30, 2000, the net carrying value of the realty is approximately $1,449,000. Although the property has been leased to a third party, rental income is limited to available cash flow, of which there currently is none. NHI believes that the combined collateral supports the net carrying value of the realty.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


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

  At September 30, 2000, the net carrying value of the loan is approximately $19,300,000, which earns interest at 10.8%. NHI is currently evaluating the health care portion of the collateral given the bankruptcy status of the manager and other circumstances affecting the centers but believes that the combined collateral supports the net carrying value of the mortgage.

  Other Entities Owned by Principals of Lenox - Not Affected by Lenox Bankruptcy - Although not impacted by the bankruptcy filing, Mr. Tom Clarke, the principal owner of Lenox, is involved as a principal in other entities financed by NHI. The carrying value of NHI's investments in these other entities is $10,200,000 at September 30, 2000. At the present time, NHI knows of no reason to assume that these entities will be negatively impacted by the Lenox filing or that any loss of income or asset value will occur.


Other Non-Performing Loans

  Brookside Inn - NHI's investment totaled $5,138,000 as of September 30, 2000. NHI has initiated foreclosure proceedings against the owner, but is currently forbearing from pursuing this action. The owner is making current payments, plus repaying over the next eighteen months approximately four months of missed payments. NHI believes that the expected cash flows from this loan, along with the value of the collateral, support the net carrying value of this loan.

  SouthTrust Loan Participation - NHI has a 50% interest in a loan made by SouthTrust Bank to Integrated Health Services, Inc. ("IHS"). NHI's loan balance at September 30, 2000 totaled $25,643,000. IHS and its affiliates have filed for Chapter 11 bankruptcy protection. In May 2000 during a collateralization hearing, the bankruptcy court ruled that the value of the collateral supporting NHI's loan exceeds the balance due to NHI under the loan. Based on this ruling and based on NHI's knowledge, NHI believes that the collateral supports the net carrying value of this loan; however, the debtor is not currently making mortgage payments. NHI and SouthTrust Bank have filed for a bankruptcy court order requiring IHS to make "adequate protection payments" and are awaiting the ruling of the Court.

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

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


  At September 30, 2000 the net carrying value of the loan is approximately $45,200,000, which earns 10.5% interest. NHI has not received all principal and interest payments as due and has entered into a Forbearance Agreement with the Borrower. This Agreement allows for partial payments while the Borrower secures HUD financing. NHI is currently evaluating the health care center portion of the collateral given the circumstances affecting the centers but believes that the combined collateral supports the net carrying value of the mortgage. NHI has filed a lawsuit against the individual guarantor on his guarantee.

  Morningside - NHI's investment totaled approximately $21,200,000 at September 30, 2000 and is secured by four long-term health care facilities in Virginia and Maryland. NHI has not received all principal and interest payments as due and the owners of the facilities have indicated that they will make no additional equity contributions to the facilities. NHI is currently evaluating the collateral supporting this loan but believes that it supports the net carrying value of the mortgage.


Loan Reserves

  During the third quarter, NHI concluded that current events surrounding six mortgage loans discussed above required the writeoff of previously recorded interest receivables under the Company's policy to accrue up to 90 days of unpaid interest if believed collectable. These write offs, totaling $4,584,000, have been included in loan loss expense in the interim condensed consolidated statement of income. During this quarter, these loans were affected by various bankruptcy court rulings and judgments about possible refinancing and other collateral values to the extent that NHI determined that the accruals should be reserved. Also, NHI determined that any additional accruals for payments not received on these loans during the quarter should not be recorded. NHI has been during the third quarter and is continuing to evaluate the current events and circumstances that are affecting the borrowers under these six mortgage loans totaling a net book value of $139,838,000 million. These borrowers have either filed for protection under the bankruptcy laws or have not made scheduled payments under their loans. NHI believes that additional events (including borrowers emerging from bankruptcy, additional bankruptcy court rulings or the completion by the borrowers of refinancings with other lenders or other events that effect collectibility) could occur during the fourth quarter of 2000. NHI is concerned that these events, if adverse to NHI, will indicate a further impairment of the net book value of these loans. If such adverse events occur, NHI will record the impairment charges in the fourth quarter. However, NHI believes that the effect of any adverse events would not exceed $15,000,000.

  Mortgage and other notes receivable are reduced by an allowance for loan losses of $9,346,000 at September 30, 2000.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)

Note 10: DEBT AND RELATED GUARANTEE

  NHC and NHI both have interests in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. As of September 30, 2000, the total debt balance on the loan was $23,214,000, of which $10,574,000 is the primary obligation of NHI. NHI guarantees, and is contingently obligated on, the remaining $12,640,000 of the outstanding balance under this loan. On July 7, 2000, under the terms of the debt agreement, NHC, as NHI's investment advisor, purchased the entire $23,214,000 debt instrument from the previous holders to protect NHC's interest in the debt. On September 30, 2000, NHI had the liquidity and purchased the $23,214,000 debt instrument from NHC. Subsequent to the quarter end and as required by NHI's amended Revolving Credit Facility on November 10, 2000, NHC repurchased the outstanding notes from NHI. NHI believes that all terms and conditions of this and other debt obligations are currently in full compliance.


Note 11.  LIQUIDITY DEMANDS AND CAPITAL RAISING ALTERNATIVES

  Two significant capital needs are being addressed by NHI. The first is the renewal of the existing $102,112,000 revolving credit facility (including $12,112,000 in letters of credit), which matured on November 10, 2000. The second is the maturity of NHI's $38,060,000 subordinated convertible debenture issue, which matures on January 2, 2001. These maturing debt issue challenges are compounded by the lack of capital available for health care REITs, nursing homes, and assisted living facilities.

  On November 10, 2000, NHI and its lending group led by Bank of Tokyo-Mitsubishi extended the then $102,112,000 Credit Facility and combined that facility with the $25,000,000 Bank of Montreal Term Note, formerly due July 31, 2002. This combined and extended facility was reduced prior to closing by the payment of $31,000,000. $7,500,000 was paid on October 10, 2000 for a 30 day extension and $23,500,000 was paid on November 10, 2000. The new facility is divided into three tranches. One tranche is $65,455,000 (previously the Bank of Tokyo-Mitsubishi revolving line of credit), the second tranche is $18,545,000 (previously the Bank of Montreal Term Loan) and the third tranche is a letter of credit tranche for $12,112,000. A portion of the first two tranches are secured by an assignment of certain notes receivable owned by NHI, with the balance being unsecured. The combined facility will be amortized at $1,000,000 a month commencing on December 1, 2000 through June 1, 2001, and for July 1, 2000 through December 1, 2001 at $2 million a month. Additional installments in the amount of $18,000,000, $41,300,000 (including the letter of credit component) and $10,800,000 are due and payable on June 1, 2001, December 31, 2001 and June 30, 2002 respectively.

                 NATIONAL HEALTH INVESTORS, INC.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


  In order to address the maturation of $38,000,000 of subordinated convertible debentures maturing on January 2, 2001, NHI has announced that it plans to register up to $38,000,000 of senior subordinated convertible debentures, the proceeds of which will be used to retire that indebtedness. These senior subordinated convertible debentures will be offered first to existing shareholders of NHI, then to the current holders of the subordinated debentures maturing January 2001, with the balance being publicly sold. It is anticipated that the terms and conditions of this offering will be contained in a Prospectus to be mailed to existing shareholders and the current subordinated debenture holders during the week of November 20, 2000.

  In regard to the raising of necessary capital in order to meet the payment schedule on the restated and combined credit facility, NHI has assembled a group of assets and entered into at least one agreement for the sale of these assets. Additionally, NHI is aggressively pursuing the refinancing of other assets using the Federal Housing Authority Section 232 Mortgage Guaranty Program. Finally, the Company has announced that it will not pay a dividend for the last two fiscal quarters of calendar year 2000, dedicating that cash flow to the retirement of debt. The Company is continuing to review other alternatives, including the issuance of an additional publicly sold or privately placed debt instrument, the additional sale of assets, and other similar capital raising alternatives.

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

Note 12.  ADVISORY AGREEMENT:

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

  For its services under the Advisory Agreement, NHC is entitled to annual compensation of $2,779,000 in 1999 ($3,310,000 in 1998 and $3,101,000 in
1997). The annual compensation is reduced by any compensation paid by NHI to its executive officers, if any. However, the payment of such annual compensation is conditional upon NHI having funds from operations of $2.00 per common share. Funds from operations is defined for these purposes as net income, plus depreciation and amortization, less the effect of any capital gains or losses included in such net income. Compensation to NHC under the Advisory Agreement is related to increases and decreases in NHI's funds from operations per common share as defined above.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 2000
                           (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

  National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust which invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 2000, NHI had interests in net real estate owned, and investments in mortgages, REMICs, preferred stock and marketable securities resulting in total invested assets of $746.6 million. NHI's strategy has been to primarily invest in long term health care real estate which generates current income which will be distributed to stockholders. Under current market conditions, however, no such investments are currently being solicited or closed.

  As of September 30, 2000, the Company was diversified with investments in 199 health care facilities located in 26 states consisting of 143 long-term care facilities, two acute care hospitals, eight medical office buildings, 22 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $335.1 million aggregate principal amount of loans to 28 borrowers, $283.9 million of purchase leaseback transactions with seven lessees and $37.3 million invested in REMIC pass through certificates backed by first mortgage loans to 10 operators. Of these 199 facilities, 59 are leased to National HealthCare Corporation ("NHC"). NHC is the Company's investment advisor.

  At September 30, 2000, 58.5% of the total invested assets of the health care facilities were operated by public operators, 20.5% by regional operators, and 21.0% by small operators.

Liquidity and Capital Resources

Sources and Uses of Funds

  NHI has generated net cash from operating activities during the first nine months of 2000 totaling $44.2 million compared to $50.1 million in the prior period. The primary reason for this period's decline was a reduction in net income offset in part by increased depreciation expense. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and working capital changes.

  Cash flows provided by investing activities during the first nine months of 2000 included collection on mortgage notes receivable of $18.9 million compared to $14.7 million for the prior period. Marketable securities decreased $12.4 million for the first nine months of 2000.

  Cash flows used in investing activities during the first nine months of 2000 included investment in mortgage notes receivable of $28.1 million and real estate properties of $2.7 million. Cash flows used in investing activities of the prior period included investment in mortgage notes receivable of $20.9 million, real estate properties of $14.9 million, and marketable securities of $33.2 million.

                NATIONAL HEALTH INVESTORS, INC.

                       September 30, 2000
                          (Unaudited)


  Cash flows provided by financing activities for the first nine months of 2000 included $2.0 million from credit facility proceeds, compared to $29.5 million in the prior period. Proceeds from long term debt were $.8 million for the first nine months of 2000, compared to $25.7 million for the prior period. Proceeds from the sale of preferred stock totaled $3.0 million in the 2000 period.

  The 2000 preferred stock was sold to NHC, the Company's investment advisor.

  Cash flows used in financing activities for the first nine months of 2000 included principal payments on long-term debt of $2.9 million and dividends paid to shareholders of $50.6 million. This compares to principal payments on long term debt of $2.7 million and dividends paid to shareholders of $55.3 million in the prior period.

  In March and June 2000, NHI declared quarterly dividends of 64 cents per common share, a reduction of 10 cents per common share from 1999. NHI has concluded that the Company will not make any cash dividend distribution during the third and fourth quarters of 2000. The discontinuance of dividends reflects the Company's concern over continuing volatility in the long-term care industry, increased interest expense on the Company's bank debt and the fact that $128.2 of its debt is currently due. See Note 11: "Liquidity Demands and Capital Raising Alternatives" for additional comments.

  NHI intends to maintain its REIT tax status for the year ended December 31, 2000 and thereafter.


Commitments to Fund Projects

  At September 30, 2000, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $6.1 million in health care real estate projects, of which approximately $4.1 million is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term health care center, two assisted living facilities, and one hospital all at rates ranging from 10% to 11.5%.

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

                 NATIONAL HEALTH INVESTORS, INC.
                        September 30, 2000
                           (Unaudited)

Liquidity Demands and Capital Raising Alternatives

  NHI's restated and consolidated credit facility was closed on November
10, 2000 and requires significant principal reductions during 2001 and 2002 totaling $103.5 million. In addition, $38.1 million of the Company's convertible subordinated debentures outstanding at September 30, 2000 mature on January 2, 2001. It is unlikely that holders of these convertible subordinated debentures will convert them to common stock prior to January 1, 2001. These maturing debt issue challenges are compounded by the lack of capital available for health care REIT's, nursing homes, and assisted living facilities. Management is considering several possible solutions in order to meet these short-term liquidity demands.

  On November 10, 2000, NHI and its lending group led by Bank of Tokyo-Mitsubishi extended the then $102 million Revolving Credit Facility and combined that facility with the $25 million Bank of Montreal Term Note, formerly due July 31, 2002. This combined and extended facility was reduced prior to closing by the payment of $31.0 million. On October 10, 2000, $7.5 million was paid for a 30 day extension, and on November 10, 2000, $23,500,000 was paid. The new facility is divided into three tranches. One tranche is $65.5 million (previously the Bank of Tokyo - Mitsubishi revolving line of credit), the second tranche is $18.5 million (previously the Bank of Montreal Term Loan) and the third tranche is a letter of credit tranche for $12.1 million. A portion of the first two tranches are secured by an assignment of certain notes receivable owned by NHI, with the balance being unsecured. The combined facility will be amortized at $1 million a month commencing on December 1, 2000 through June 1, 2001, and for July 1, 2000 through December 1, 2001 at $2 million a month. Additional installments in the amount of $18 million, $41.3 million (including the letter of credit component) and $10.8 million are due and payable on June 1, 2001, December 31, 2001 and June 30, 2002 respectively.

  In order to address the maturation of $38 million of subordinated convertible debentures maturing on January 2, 2001, the Company has announced that it is registering up to $38 million of senior subordinated convertible debentures, the proceeds of which will be used to retire that indebtedness. These senior subordinated convertible debentures will be offered, first, to existing shareholders of the Company, then to the current holders of the subordinated debentures maturing January 2001, with the balance being publicly sold. It is anticipated that the terms and conditions of this offering will be contained in a Prospectus to be mailed to existing shareholders and the current subordinated debenture holders on or about the week of November 20, 2000.

  In regard to the raising of necessary capital in order to meet the payment schedule on the restated and combined credit facility, the Company has assembled a group of assets and entered into at least one agreement for the sale of these assets. Additionally, the Company is aggressively pursuing the refinancing of other assets using the Federal Housing Authority Section 232 Mortgage Guaranty Program. Finally, the Company has announced that it will not pay a dividend for the last two fiscal quarters of calendar year 2000, dedicating that cash flow to the retirement of debt. The Company is continuing to review other alternatives, including the issuance of a publicly sold or privately placed debt instrument, the additional sale of assets, and other similar capital raising alternatives.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 2000
                           (Unaudited)

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

  In January 2000, NHI sold the real estate, property and equipment of six long-term health care facilities on which it had foreclosed (and which is included in the $81.4 million mentioned above) to Care Foundation of America, Inc. ("Care") for $25.9 million in exchange for a note receivable from Care. In accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", NHI has accounted for the transaction under the installment method. The note receivable from Care bears interest at 10% and is collateralized by the first mortgages on the six long-term health care facilities and the corporate guarantee of NHC for up to $3.0 million of principal and interest.

  As more fully described in Note 9 to the Interim Condensed Consolidated Financial Statements, during late 1999, NHI was informed of the bankruptcy of one of its major customers. The bankruptcy has resulted in the foreclosure of one loan on September 15, 2000, with title to the realty being taken in the name of a subsidiary. The bankruptcy may additionally affect two of NHI's mortgage loans. The two loans, which are secured by 16 long-term health care facilities and other property, were made to two different entities in the original principal amounts totaling $51.0 million. Current carrying amounts of the two loans total $43.1 million. NHI is currently evaluating the collateral given for the loans, but believes that for each of the two loans the collateral supports the net carrying value of the loan.

Loan Income Recognition

  During the third quarter, NHI concluded that the current events surrounding six mortgage loans discussed above required the writeoff of previously recorded interest receivables under the Company's policy to accrue up to 90 days of unpaid interest if believed collectable. These write offs, totaling $4.6 million, have been included in loan loss expense in the interim condensed consolidated statement of income. During this quarter, these loans were affected by various bankruptcy court rulings and judgments about possible refinancing and other collateral values to the extent that NHI determined that the accruals should be

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 2000
                           (Unaudited)

reserved. Also, NHI determined that any additional accruals for payments not received on these loans during the quarter should not be recorded. NHI has been during the third quarter and is continuing to evaluate the current events and circumstances that are affecting the borrowers under these six mortgage loans totaling a net book value of $139.8 million. These borrowers have either filed for protection under the bankruptcy laws or have not made scheduled payments under their loans. NHI believes that additional events (including borrowers emerging from bankruptcy, additional bankruptcy court rulings or the completion by the borrowers of refinancings with other lenders or other events that effect collectibility) could occur during the fourth quarter of 2000. NHI is concerned that these events, if adverse to NHI, will indicate a further impairment of the net book value of these loans. If such adverse events occur, NHI will record the impairment charges in the fourth quarter. However, NHI believes that the effect of any adverse events would not exceed $15.0 million.

  Mortgage and other notes receivable are reduced by an allowance for loan losses of $9.3 million at September 30, 2000.

Debt and Related Guarantee

  NHC and NHI both have interests in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. As of September 30, 2000, the total debt balance on the loan was $23.2 million, of which $10.6 million is the primary obligation of NHI. NHI guarantees, and is contingently obligated on, the remaining $12.6 million of the outstanding balance under this loan. On July 7, 2000, under the terms of the debt agreement, NHC, as NHI's investment advisor, purchased the entire $23.2 million debt instrument from the previous holders to protect NHC's interest in the debt. On September 30, 2000, NHI had the liquidity and purchased the $23.2 million debt instrument from NHC. Subsequent to the quarter end and as required by NHI's amended Revolving Credit Facility on November 10, 2000, NHC repurchased the outstanding notes from NHI. NHI believes that all terms and conditions of this and other debt obligations are currently in full compliance.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

  Net income for the three months ended September 30, 2000 is $5.4 million versus $15.8 million for the same period in 1999, a decrease of 66.1%. Earnings per common share decreased 43 cents or 68.3%, to $.20 in the 2000 period from $.63 in the 1999 period.

  Total revenues for three months ended September 30, 2000 increased $2.1 million or 6.4% to $35.0 million from $32.9 million for the three months ended September 30, 1999. Revenues from mortgage interest income decreased $4.5 million, or 35.2%, when compared to the same period in 1999. Revenues from rental income increased $.2 million, or 1.8% in 2000 as compared to 1999. Revenues from investment interest, dividends and other income decreased $.5 million or 17.6% compared to 1999. Facility operating revenue increased $6.9 million to $12.5 million in 2000 compared to $5.6 million in 1999.

                NATIONAL HEALTH INVESTORS, INC.

                       September 30, 2000
                          (Unaudited)


  The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of foreclosure on mortgage loans and due to the discontinuation of interest income recognition on other loans. During 1999, NHI foreclosed or received deeds in lieu of foreclosure on mortgage loans totaling $41.8 million, which resulted in the acquisition of seven long-term health care centers and one retirement center. See "Loan Income Recognition" above regarding discontinuation of income recognition on certain loans.

  The increase in rental income resulted primarily from the increase in investments in real estate properties of $14.3 million during 1999. The decrease in investment interest, dividends, and other income is due primarily to the disposal of $12.4 million in marketable securities during 2000.

  The increase in facility operating revenues is due primarily to the purchase, in lieu of foreclosure, of seven long-term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) in August, 1999.

  Total expenses for the three months ended September 30, 2000 increased
$12.5 million or 73.3% to $29.6 million from $17.1 million for 1999. Interest expense increased $1.2 million or 17.8% in 2000 as compared to 1999. Depreciation of real estate increased $.4 million or 12.5% when compared to 1999. Facility operating expense increased $7.4 million to $12.6 million in 2000 compared to $5.2 million in 1999.

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

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

  Net income for the nine months ended September 30, 2000 is $33.2 million versus $48.0 million for the same period in 1999, a decrease of 30.8%. Basic net income per common share decreased 61 cents or 31.8%, to $1.31 in the 2000 period from $1.92 in the 1999 period.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 2000
                           (Unaudited)


  Total revenues for the nine months ended September 30, 2000 increased
$19.1 million or 20.8% to $111.0 million from $91.9 million for the nine months ended September 30, 1999. Revenues from mortgage interest income decreased $8.9 million, or 23.6% when compared to the same period in 1999. Revenues from rental income increased $.9 million, or 2.6% in 2000 as compared to 1999. Revenues from investment interest, dividends and other income increased $.2 million or 2.8% compared to 1999. Facility operating revenue increased $26.9 to $38.8 million in 2000 compared to $11.9 million in 1999.

  The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of foreclosure on mortgage loans and due to the discontinuation of interest income recognition on other loans. During 1999, NHI foreclosed or received deeds in lieu of foreclosure on mortgage loans totaling $41.8 million, which resulted in the purchase of seven long-term health care centers and one retirement center. See "Loan Income Recognition" above regarding discontinuation of income recognition on certain loans.

  The increase in rental income resulted primarily from the increase in investments in real estate properties of $14.3 million during 1999. The increase in investment interest, dividends and other income is after giving consideration to reduced income due to the disposal of $12.4 million in marketable securities during 1999.

  The increase in facility operating revenues is due primarily to the purchase, in lieu of foreclosure, of seven long-term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network) in August, 1999.

  Total expenses for the nine months ended September 30, 2000 increased
$33.9 million or 77.1% to $77.8 million from $43.9 million for 1999. Interest expense increased $3.0 million or 15.7% in 2000 as compared to 1999. Depreciation of real estate increased $1.9 million or 23.0% when compared to 1999. General and administrative costs increased $0.9 million or 34.2% Facility operating expense increased $26.4 million to $37.2 million in 2000 compared to $10.8 million in 1999.

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

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 2000
                           (Unaudited)



Income Taxes

  NHI intends at all times to qualify as a real estate investment trust under Section 856 through 860 of the Internal Revenue code of 1986, as amended. Therefore, NHI will not be subject to federal income tax provided it distributes at least 95% of its annual real estate investment trust taxable income to its stockholders (90% in 2001 and thereafter) and meets other requirements to continue to qualify as a real estate investment trust. Accordingly, no provision for federal income taxes has been made in the financial statements. NHI's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHI.

  NHI intends to maintain its REIT tax status for the year ended December 31, 2000 and thereafter.

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

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 2000
                           (Unaudited)


New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS 133", is effective for NHI effective January 1, 2001. The impact of the adoption of SFAS 133 is not expected to have a material impact on NHI's results of operations or financial position.

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 is effective January 1, 2000; however, implementation has been delayed until the fourth quarter of 2000. NHI's implementation of SAB 101 in the fourth quarter is not expected to have a material impact on its financial position, results of operations or cash flows.


Forward Looking Statements

  Statements in this Report that are not historical facts are forward-looking statements that involve a number of known and unknown risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results, performance and achievements of the Company to differ materially from any future results, performance or achievements implied by such forward-looking statements are the following: ability to reach agreement with certain creditors to extend maturity on terms the Company believes are reasonable prior to due dates; receipts of sufficient cash flow to repay debt as it becomes due; ability to continue to meet REIT status; general industry distress, including the on-going effect of reimbursement cutbacks; additional bankruptcy filings or other financial problems by lessees, mortgagors or managers of healthcare facilities in which the Company has an interest; and the description of the risk factors mentioned from time to time in the Company's SEC reports, including, but not limited to the reports on the Form 10-K for the year ended December 31, 1999. NHI cautions investors that any forward-looking statements may involve risks and uncertainties and are not guarantees of future performance. NHI has no duty to update information in this report. All forward looking statements represent NHI's judgments as of the date of this report.

                 NATIONAL HEALTH INVESTORS, INC.

                        September 30, 2000
                           (Unaudited)



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

  As of September 30, 2000, $111,233,000 of the Company's long-term debt bears interest at fixed interest rates. As of September 30, 2000, all of the Company's $94,551,000 of convertible subordinated debentures bear interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments. The remaining $59,528,000 of the Company's long-term debt and $90,000,000 line of credit facility bear interest at variable rates. However, in order to mitigate the impact of fluctuations in interest rates on its variable rate debt, the Company has entered into interest rate swap agreements whereby the Company has exchanged certain variable interest rates on a $25,000,000 notional principal amount for a fixed rate of interest. Therefore, after including the mitigating impact of the interest rate swaps, a hypothetical 10% change in interest rates has an immaterial impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments.

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

                        September 30, 2000
                           (Unaudited)


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

Item 1.   Legal Proceedings.  None of any materiality.


Item 2.   Changes in Securities.  Not applicable


Item 3.   Defaults Upon Senior Securities.  None


Item 4.   Submission of Matters to a Vote of Security Holders.  None


Item 5. Other Information. Director Jack Tyrrell resigned from the Board of Directors citing the lack of sufficient time to devote to the NHI position due to his involvement in other boards, both public and private. The resignation was effective October 17, 2000.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of exhibits - none required
     (b)  Reports on Form 8-K - none required

                NATIONAL HEALTH INVESTORS, INC.

                       September 30, 2000
                          (Unaudited)



                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL HEALTH INVESTORS, INC.
                                 (Registrant)

Date November 14, 2000        /s/ Richard F. LaRoche, Jr.
                              Richard F. LaRoche, Jr.
                              Secretary


Date November 14, 2000        /s/ Donald K. Daniel
                              Donald K. Daniel
                              Principal Accounting Officer