Form 10-K405
period 2000-12-31
NATIONAL HEALTH INVESTORS INC
filed 2001-03-29
CIK 877860

____________________________________________________________________________
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2000
                                     OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _________
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

                                (615) 890-9100
(Company's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act:
     Title of each Class                                 Name of each exchange
                                                          on which registered
     Shares of Common Stock                            New York Stock Exchange
     Shares of Preferred Cumulative Convertible Stock New York Stock Exchange Senior Subordinated Convertible Debentures
     Due 2006 (10%)                                    New York Stock Exchange
     Senior Subordinated Convertible Debentures
     Due 2004 (7%)                                     New York Stock Exchange
     Convertible Subordinated Debentures Due
     2001 (7-3/4%)                                     New York Stock Exchange
     Convertible Subordinated Debentures Due
     2006 (Greater of Prime + 1% or 9%)                New York Stock Exchange
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $174,376,674 as of February 15, 2001. The number of shares of Common Stock outstanding as of February 15, 2001 was 24,392,157.

                             PAGE 1 OF 96 PAGES
                           Exhibit Index Page 55

                             PART I


Item 1.   Business

General

     The Company is a real estate investment trust ("REIT") which invests in income producing health care properties primarily in the long-term care industry. As of December 31, 2000, the Company had ownership interests in real estate, mortgage investments and REMIC investments totaling approximately $630.7 million, and other investments in preferred stock and marketable securities of $77.2 million, resulting in total invested assets of $707.9 million. The Company's mission is to provide current income for distribution to stockholders through investments in health care related businesses and facilities, including long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities". The Company has funded these investments through three sources of capital: current cash flow, including principal prepayments, the sale of equity in the form of common and preferred stock and debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of straight debt.

     Although the Company intends to augment its mission by acquiring additional properties and making additional mortgage loans nationwide, predominately in the long-term care industry, current market conditions make it unlikely that any material new investments in Health Care Facilities will occur during 2001. Instead the Company is actively engaged in monitoring and improving its existing portfolio.

     As a result of recent conditions in the long-term care industry, the Company currently operates ten long-term health care facilities that it has acquired through foreclosure or in lieu of foreclosure. The Company is treating these properties as foreclosure properties for federal income tax purposes. With this election, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purposes of the income-source tests that must be satisfied by REITs to maintain their tax status.

     As of December 31, 2000, the Company had approximately $630.7 million in real estate and mortgage investments in 198 health care facilities located in 26 states consisting of 143 long-term care facilities, one acute care hospital, eight medical office buildings, 22 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consist of approximately $316.3 million aggregate principal amount of loans to 26 borrowers and $278.0 million of purchase leaseback agreements with ten lessees and $36.4 million invested in REMIC pass through certificates. Of these 198 facilities, 47 are leased to or operated by National HealthCare Corporation ("NHC").

     At December 31, 2000, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $3.2 million in health care real estate projects of which $2.5 million is expected to be funded within the next 12 months. The commitments include investments for one long-term health care center, one hospital, and two assisted living centers all at rates ranging from 10.0% to 11.5%.

     The Company commenced operations on October 17, 1991 with approximately $121.8 million in net assets obtained when it acquired 40 skilled long-term care facilities, three retirement centers, and four third party first mortgage notes from NHC, successor by merger to National HealthCare L.P. in exchange for 7,306,570 shares of the Company's Common Stock. Concurrently, the Company assumed mortgage indebtedness and certain other obligations of NHC related to the acquired properties. The 43 properties were then leased to NHC. NHC is a publicly traded corporation which at December 31, 2000 operated or managed 95 long-term care facilities with a total of 10,144 licensed beds. Included within seven of these centers are 150 assisted care beds; within 21 centers are located 683 Alzheimer's beds and finally 363 sub-acute beds are located in 14 centers. NHC also operates six retirement centers with a total of 473 units, eight freestanding assisted living facilities with a total of 654 units and 34 home health care programs.

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


Types of Health Care Facilities

     Long-term care facilities. As of December 31, 2000, the Company owned and leased 54 licensed long-term care facilities, 47 of which were operated by NHC. The remaining seven licensed long-term care facilities are leased to other long-term care companies. It also had outstanding first mortgage loans and REMIC investments on 89 additional licensed long-term care facilities.
All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level. Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

     Acute and long term care hospitals. As of December 31, 2000, the Company owned and leased one acute care hospital. Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation. Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

     Medical office buildings. As of December 31, 2000, the Company owned and leased seven medical office buildings. In addition, the Company had a first mortgage loan on one medical office building. Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients. Each of the Company's owned medical office buildings is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee then leases individual office space to the physicians or other medical practitioners. The lessee is responsible to the Company for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

     Assisted Living Facilities. The Company owns 15 assisted living facilities, four of which are leased to a subsidiary of Marriott International and eleven to Alterra, Inc. The Company also has first mortgages on seven additional assisted living projects. Assisted living unit facilities are free standing facilities or facilities which are attached to long term care facilities or retirement facilities and provide basic room and board functions for the elderly. Some assisted living projects include licensed long term care (nursing home) beds. On-site staff are normally available to assist in minor medical needs on an as needed basis.

     Retirement Centers. The Company owns five retirement centers, four of which are leased to NHC and one to Sun Healthcare, and has first mortgages on two others. Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from government programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is normally required for long-term care facilities.

     Residences for the developmentally disabled. As of December 31, 2000, the Company had outstanding first mortgage notes on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six to eight mentally and developmentally disabled persons. These persons obtain custodial care which includes food, lodging, education and transportation services. These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled. Services to the developmentally disabled are primarily paid for by state Medicaid programs.


Nature of Investments

     The Company's investments are typically structured as either purchase leaseback transactions or mortgage loans. The Company also provides construction loans for facilities for which it has already committed to provide long-term financing or which agree to enter into a lease with the Company upon completion of the construction. The capitalization rates of the Company's leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9% and 12% per annum. The Company charges a commitment fee of 1% based on the purchase price of the property of a purchase leaseback or the total principal loan amount of a mortgage loan.
In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing. The Company believes its lease terms, mortgage loan and construction loan terms are competitive in the market place. Except for certain properties, as described under the heading "Foreclosure Properties", all of the operating Health Care Facilities are currently performing under their mortgage loans or leases. Typical characteristics of these transactions are as follows:

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

     All of the Company's leases contain annual escalators in rent payments. Revenue escalators for both long-term care centers and acute care hospitals are typically between 3% and 5% of the revenue increase per quarter or per annum. Rent escalators on certain medical office buildings generally range from 2% to 4% of the prior year's rent or in certain instances are based on increases in the Consumer Price Index. All of the acute care and medical office building properties which the Company owns and leases give the lessee an option to purchase the underlying property at the greater of i) the Company's acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by the Company. None of the Company's other leases have options to purchase. In addition, the acute care and medical office building leases contain a right of first refusal for the lessee if the Company receives an offer to buy the underlying leased property.

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

     In mid 1998, the long term care industry began experiencing Medicare revenue reductions brought about by the enactment of the 1997 Balanced Budget Act ("BBA 97"). Additionally, the assisted living industry experienced slower fill-up rates on new projects and more competition for their mature projects as overbuilding occurred in more and more markets. Stock prices for publicly traded companies declined precipitously and companies announced greatly reduced earnings or even significant losses. By the end of 2000, five of the ten largest public long term care companies were in bankruptcy.

     With the operators in such dire financial distress it is not surprising that the health care REIT industry - including this Company - have seen such a reduction in market capitalization to the extent that using publicly sold equity to generate capital is not a realistic option. Additionally, commercial borrowing sources are restricting if not altogether avoiding investments in health care REIT debt issues. Accordingly, the Company is not currently competing with any healthcare REITs or commercial banks for placing new mortgage loans or sale leasebacks. Instead, the Company is focusing on monitoring closely its existing investments, rather than making new ones.


Operators

     The majority of the Health Care Facilities are operated by the owner or lessee. As a percent of total investments, 51.5% of the Health Care Facilities are operated by publicly-owned companies, while 35.4% are operated by multi state regional health care operators. Generally, a third party operator of a facility is not liable to the Company under the mortgage or lease; however, the Company considers the operator to be an important factor in determining the creditworthiness of the investment and the Company generally has the right to approve any changes in operators. On some investments, the third party operator of a facility guarantees at least a portion of the lease or mortgage. Operators who collectively manage more than 3% of total real estate assets are as follows: NHC, Allgood Healthcare Co., Alterra, Inc., American Health Corp., Highland Health Services, Inc., Integrated Health Services, Inc., Lenox Healthcare, Inc., Marriott Senior Living Services, Morningside Developments, and Southeast Health Services. Of these operators, Lenox Healthcare emerged from bankruptcy at year end while Integrated Health Services is not expected to emerge from bankruptcy prior to the last quarter of 2001. For additional information about these and other NHI operators, see "Foreclosure Properties".


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

     The Company's investment is in Certificate Class F which are rated "B" by S & P and Fitch. Distributions of interest and principal on the Class F certificates are subordinated to distributions of interest and principal with respect to the other classes of the Certificates totaling $132,953,000 in principal amount.

     REMIC Certificate Valuations

     During 2000, NHI was informed by the servicer of the 1993 REMIC that certain of the loans within the 1993 REMIC were not making the required debt service payments. NHI's write-off of $2,246,000 of the 1993 REMIC value, due to the non-performing loans therein, has been recorded as investment loss expense in the consolidated statements of income. NHI continually monitors the carrying values of the 1995 and 1993 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of December 31, 2000.


NHC Master Agreement to Lease

     The Master Agreement to Lease (the "Master Agreement") with NHC covers
40 nursing homes and three retirement centers and contains terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases are for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. During the initial term and the first renewal term (which has now been exercised by NHC), NHC is obligated to pay annual base rent for the respective Health Care Facilities aggregating $15.2 million plus additional rent described below. During the second renewal term, (which would commence January 1, 2007) NHC is required to pay annual base rent based on the then fair market rental of the property as negotiated at that time between NHC and the Company. The Master Agreement also obligates NHC to pay as additional rent under each Lease all payments of interest and principal and other payments due under each mortgage to which the conveyance of the respective Health Care Facility to the Company was subject or any refinancing of mortgage debt that matures or is required to be paid in its entirety during the term of the Lease. In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHC paid $2.2 million as percentage rent for 2000.

     The Master Agreement is a "triple net lease", under which NHC is responsible to pay all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, constituting a part of the Health Care Facilities) and other charges relating to the ownership and operation of the Health Care Facilities. NHC is obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to the full replacement costs thereof, insurance against boiler explosion and similar insurance, flood insurance if the land constituting the Health Care Facility is located within a designated flood plain area and to maintain specified property damage insurance, protecting the Company as well as NHC at such Health Care Facility. NHC is also obligated to indemnify and hold harmless the Company from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify the Company against all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility with respect to, each Health Care Facility leased by NHC.

     During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. Also, during 2000 four of the leases - all in Florida - were terminated and NHI re-leased the properties to third parties. Although NHC's rent obligations pursuant to the master lease are unchanged, NHC receives a credit for rents paid to NHI by the new operators of the four Florida centers.



Foreclosure Properties, Non-performing Leases/Loans and Performing Loans in Bankruptcy

     During the last quarter of 1998, the Company experienced its first loan default, and took title by deed in lieu of foreclosure to four long term care
properties in Washington State.   In the second quarter of 1999, six long term
care properties in Florida were placed in bankruptcy. The Company acquired title to these by trustee deed on December 31, 1999. In the third quarter of 1999, the Company acquired title by deed in lieu of foreclosure on three long-term care and one assisted living project in New Hampshire and four long term care projects in Massachusetts. The Company began recording the operating revenues of the Washington , New Hampshire and Massachusetts facilities upon foreclosure of the properties but it sold, effective January 1, 2000, the six Florida properties, financing the sale with new first mortgage notes, whose debt service payments were current during 2000.

     In the fourth quarter of 1999, Texas Health Enterprises, Sun Health Care and Lenox HealthCare filed for bankruptcy protection. By February 3, 2000, Mariner Post Acute Services and Integrated Health Services had also filed for bankruptcy protection. Sun has three leased properties from the Company and is current on all lease payments. Sun terminated one lease effective January 31, 2001, which NHI re-leased to an unrelated party effective that date. Lenox's mortgaged properties (consisting of nine long-term health care centers) had their indebtedness confirmed as it emerged from bankruptcy in late December 2000. Texas Health Enterprises has a subsidiary which owns nine properties financed by NHI, all payments on which are current. Texas Health should emerge from bankruptcy in mid-2001. Mariner has approximately six centers in the 1993 REMIC collateral pool and Integrated Health Services has six centers securing a note in which the Company participates. NHI believes its existing carrying amounts of the loans is fully covered by the asset value of the properties. All of these properties are more specifically described as follows:

Washington State Properties

     On October 31, 1994, the Company loaned approximately $15.0 million to All Seasons, Inc., a Washington state corporation, owned by a single shareholder. The loan was secured by the guarantee of the shareholder as well as first mortgages on four licensed nursing homes. The sole shareholder passed away unexpectedly in early April 1998. Upon commencement of the administration of the deceased shareholder's estate, irregularities in the handling of All Seasons' cash were disclosed and the Estate informed the Company that it was insolvent. Accordingly, the Board deeded in lieu of foreclosure the four properties to NHI's subsidiary on October 16, 1998. Simultaneously with the receipt of the deeds to the properties, the Company entered into a management contract with a public nursing home chain operating a number of other properties in Washington. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC.
In December 2000, one of the four facilities was closed. Through a broker, the Company is aggressively seeking new lessees and/or owners for these four properties.

Florida Properties

     In December 1993, the Company provided first mortgage financing of $29.5 million to a Florida corporation known as Stockbridge Investment Partners, Inc. and its subsidiary York Hannover Nursing Properties, Inc. The loan was secured by first mortgages on six licensed nursing homes. In April of 1999, this company was placed in bankruptcy and a court ordered trustee assumed operational control in August of 1999. The bankruptcy court ordered the sale of the properties to the Company on December 30, 1999. The transaction was accomplished by Trustee Deed on December 31, 1999. The Company received assets in this purchase sufficient, in its opinion, to value the properties at the then outstanding principal mortgage amount and received additional current assets sufficient to pay all interest and expenses in 1999. NHI has now sold the properties to a third party in an amount equal to the first mortgage debt obligation. NHI has also obtained a $3 million guarantee of principal and interest. The Company knows of no reason why these properties will not continue to make required debt service payments. The president of the company to which NHI sold these properties is a member of NHI's Board of Directors.


New England Properties

     In the mid 1990s, the Company made a series of first mortgage loans in the amount of $44.1 million to a public long term care company initially known as Iatros Healthcare Systems, which by change of name, became Phoenix Healthcare. In the third quarter of 1999, Phoenix defaulted on its loan payments on the three nursing homes and one assisted living center in New Hampshire and four licensed nursing homes in Massachusetts. Phoenix deeded these properties to the Company in lieu of foreclosure on August 11, 1999 and the Company retained an operating subsidiary of NHC to manage the properties. Although the transaction required Phoenix to pay all liabilities including payroll of these operations for periods prior to August 11, 1999, it has failed to do so. Consequently, NHI has focused on stabilizing operations and providing working capital funding for periods after the deed in lieu of foreclosure. The Company began recording the operating revenues of these facilities upon foreclosure of the properties in August 1999 and all working capital advances have been repaid by the properties. The Company believes that these properties have the potential to generate sufficient cash flows to cover a debt service comparable to their previous debt service to NHI.


Non-Performing Leases/Loans

     SouthTrust Loan Participation - NHI has a 50% interest in a loan made by SouthTrust Bank to Integrated Health Services, Inc. ("IHS"). NHI's net receivable balance at December 31, 2000 totaled $22,052,000, after a write-down of $3,591,000 during 2000. IHS and its affiliates have not paid principal and interest since March 2000 and have filed for Chapter 11 bankruptcy protection. In May 2000 during a collateralization hearing, the bankruptcy court ruled that the value of the collateral supporting NHI's loan exceeded the balance due to NHI under the loan; however, the debtor is not currently making mortgage payments. NHI and SouthTrust Bank have filed for a bankruptcy court order requiring IHS to make "adequate protection payments" and are awaiting the ruling of the bankruptcy court. Based on NHI's knowledge of the collateral, NHI believes that the collateral supports the net carrying amount of this loan at December 31, 2000.

     Autumn Hills Convalescent Centers, Inc. - In 1997, NHI funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills")in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities, and certain corporate and personal guarantees. These facilities are located in Texas.

     NHI has not received all principal and interest payments since April 2000. NHI has entered into a forbearance agreement with Autumn Hills, which allows for partial payments while Autumn Hills attempts to secure HUD financing. NHI also has filed a lawsuit against the individual guarantor on his guarantee. In December 2000, Autumn Hills proposed a settlement that would provide approximately $42,000,000 plus additional secured and unsecured notes for the balance of the indebtedness. Additionally, a judgment against the individual guarantor will be entered, but enforcement delayed pending the successful completion of the HUD process.

     Morningside - NHI's net carrying amount totaled approximately
$20,767,000 at December 31, 2000 and is secured by four long-term health care facilities in Virginia and Maryland. NHI has not received all principal and interest payments since September 2000 and the owners of the facilities have indicated that they will make no additional equity contributions to the facilities. NHI believes that the collateral supports the net carrying amount of the mortgage.

Lenox Healthcare

     On November 3, 1999, Lenox Healthcare, one of the nation's largest privately owned long term care companies, filed for bankruptcy protection. NHI's investments with Lenox included first mortgages on ten nursing homes in Kansas and Missouri and also a first mortgage on a facility leased by Lenox in Florida. In late December, 2000, Lenox emerged from bankruptcy and reaffirmed its first mortgages to NHI. However, a single property leased in Florida was rejected by Lenox, foreclosed upon by NHI and leased in September 2000 to a third party. NHI does not receive any significant income from this asset, and is aggressively seeking to sell it.

Sun HealthCare

     In the third quarter of 1999, SunRise HealthCare, one of the nation's largest publicly owned long term care chains, filed for bankruptcy protection. The Company has three properties which it leases to Sun. All properties are current in their lease payments. Sun rejected one of the leases effective January 31, 2001 and NHI re-leased the property to a third party for approximately 82% of the previous rent payment by Sun. NHI also has entered into an agreement with another party to sell the property on which Sun rejected the lease.

Mariner

     Mariner has six properties in the 1993 REMIC collateral pool. During 2000, NHI was informed by the servicer of the REMIC that the Mariner properties were not making their required debt service payments. NHI reduced the carrying value of its investment to its current carrying amount.


Performing Loans in Bankruptcy

Texas Health Enterprises

     The Company has nine licensed nursing facilities securing a first mortgage note made by a subsidiary of Texas Health Enterprises. All note payments are current and the Company has no reason to anticipate a diminution of income from this loan in 2001.


Commitments

     The Company has received commitment fees to make loans and to fund construction in progress to third parties for $3.2 million. Commitments include construction financings which have closed but which have not been fully funded as of December 31, 2000 and also investment amounts for which the Company has received a commitment fee but which have not been funded as of December 31, 2000.

     The following table sets forth certain information regarding the Company's commitments as of December 31, 2000.

                    No. of
                    Facil-             Commitments
Facility Type       ities      Current   Future     Total
                                          (in thousands)
Long-term care       1        $   215   $   ---   $   215
Hospital             1          1,792       ---     1,792
Assisted Living      2          1,166       ---     1,166
Commitments          4        $ 3,173   $   ---   $ 3,173


Proposed Sale of Real Estate Property

     Effective December 29, 2000, NHI entered into an agreement with an unrelated third party buyer to sell a long-term health care facility located in Grangeville, Idaho. The sale is expected to close during 2001. The agreed sales price of the facility is $2,300,000 and the property has a net carrying value of approximately $2,300,000, after recording an impairment loss of $156,000. For the years ended December 31, 2000, 1999, and 1998, NHI's rental income from this long-term health care facility was $315,000, $307,000 and $300,000, respectively and depreciation expense was $70,000 for each of the three years.


Sources of Revenues

     General. The Company's revenues are derived primarily from mortgage interest income, rental income and the operation of Foreclosure Properties. During 2000, mortgage interest income equaled $37.9 million of which all except $.2 million was from non-NHC borrowers. Rental income totaled $47.5 million, 67.5% of which was from properties operated by NHC. The interest and rental payments are primarily derived from the operations of the Health Care Facilities. The source and amount of revenues from such operations are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs. Facility operating revenues are derived from the operations of the Foreclosure Properties and are determined by similar factors.

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

     Medicare and Medicaid. A significant portion of the revenue of the Company's Foreclosure Properties and its lessees and borrowers is derived from governmental-funded reimbursement programs, such as Medicare and Medicaid.

     Medicare is a federal health insurance program under the Social Security Act for individuals age 65 and over and certain chronically disabled individuals. BBA'97 made fundamental changes in the Medicare program which have resulted in reduced levels of payment for a substantial portion of health care services. Amendments to the BBA'97 Medicare enactments were made in late 1999 and late 2000, which should enhance operating revenues at Medicare certified lessees on borrowers.

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

     Governmental Funding of Medicare and Medicaid.    Government at both the
federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including services to be provided by the Company's lessee's or their operators. The Balanced Budget Act of 1997 (BBA'97) was enacted in August, 1997, which contained numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA was projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of the BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which the Company has assets are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates. The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. Substantially all of the health care facilities in which the Company has invested commenced reimbursement under this program effective January 1, 1999. The Company believes that the deduction in Medicare revenues have negatively impacted its additional percentage rent, but not the base rent, of its skilled nursing facilities.

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

     The BBA has twice been amended by Congress, the last amendment occurring in late 2000, and preliminary reports indicate improvement in operating revenues are being experienced by many of the Company's lessees and borrowers.

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


Investment Policies

     The Company's investment objectives are (i) to provide current income for distribution to its stockholders through investments primarily in health care related facilities, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of its portfolio properties, and (iii) to preserve and protect stockholders' capital. There can be no assurance that these objectives will be realized. It is not the intention of the Company to sell its properties and reinvest in other investments for the purpose of realizing gains resulting from the appreciation of value of those properties; the Company, however, may consider selling properties in the event circumstances should arise which would make a sale advisable or attractive, or to retire principal indebtedness.

     The Company does not anticipate seeking further health care related investment opportunities such as lease or mortgage financing during 2001 and will instead focus on monitoring and enhancing its current investments, with specific emphasis on its foreclosure properties. The Company plans to continue its goal of maintaining a one to one ratio of debt to shareholder's equity. As the amendments to BBA'97 generate renewed investment confidence in the long term care industry, the Company will once again compete with health care providers and investors, including other real estate investment trusts, for additional health care related investments. In evaluating potential investments, the Company considers such factors, as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to the Company's investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property; and (vii) the mix of private and government sponsored patients. There can be no assurances that these intentions will be realized.

     The Company will not, without the prior approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer, or employee of NHC or the Company, or any affiliate thereof, as the case may be, any of the assets or other property of the Company. The Company's Credit Agreements limit the amount of investment in any one borrower to 25% of the Company's assets, except for investments in NHC which is limited to 35% of the Company's assets. As of December 31, 2000, investments in NHC totaled approximately 17.2%. The Company is unable to predict the extent to which it will engage in activities with NHC or any other operator within these limits.

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

     The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term, but terminable on 90 days notice, and the Company may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation in a base amount of $1.6 million, payable in monthly installments of $135,417. The full fee, although earned, will be prorated to the extent that either FFO or actual dividend paid is less than $2.00 per share. In 2000, FFO as calculated under the Advisory Agreement was $2.60 while the dividend paid was $1.28. The unpaid advisory fee bears interest at prime plus two percent and is payable when both FFO and dividends exceed $2.00 per share. Rather than incur this additional debt, the Board authorized the payment rather than the deferment of interest of the fee earned in 2000. Under the Advisory Agreement, the Company reimburses NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In 2000, the annual compensation expensed under the Advisory Agreement was approximately $2.6 million.

     The NHI board, in recognition of the fact that it is choosing to apply the Company's FFO to debt payments, rather than current period dividends, amended the Advisory Agreement to delete the requirement that a dividend be paid, the fee, however, is still dependent upon obtaining the stated FFO objective.

     Pursuant to the Advisory Agreement, NHC manages all of the day-to-day affairs of the Company and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to the Company. The Advisory Agreement further provides that the Company shall pay the expenses incurred with respect to and allocable to the prudent operation and business of the Company including any fees, salaries, and other employment costs, taxes and expenses paid to directors, officers and employees of the Company who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, the Company does not have any officers or employees who are not also employees of NHC. The Company's three executive officers, Mr. W. Andrew Adams, Mr. Robert G. Adams and Mr. LaRoche are employees of NHC and all of their fees, salaries and employment costs are paid by NHC, but a portion of their bonus, if any, is allocated for their duties to the Company.

     The Company has implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to benefit from a Company guaranty on up to $100,000 per year of loans made from commercial banking institutions, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5.0 million. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table in
Item 13 indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 2000. The total outstanding as of December 31, 2000 is $1.3 million.


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

     NHI is aware of certain income tax contingencies with regard to its use of an independent contractor to manage certain of its foreclosure properties. In order to fully resolve the contingencies, NHI is in the process of requesting from the Internal Revenue Service ("IRS") closing agreements regarding each of these contingencies. It is possible that the IRS will not rule in favor of NHI. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHI's financial statements taken as a whole and could also result in the loss of NHI's status as a real estate investment trust, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHI.


Item 2.   Properties

                         NHI PROPERTIES
LONG TERM CARE
Center                                  City                Beds
ALABAMA
NHC HealthCare, Anniston                Anniston            151
NHC HealthCare, Moulton                 Moulton             136

ARIZONA
Estrella Care and Rehab                 Avondale            161

COLORADO
Brookside Inn                           Castle Rock          95

FLORIDA
Alachua Nursing Home                    Gainesville         120
Ayers Health and Rehabilitation Center  Trenton             120
Bayonet Point Health & Rehabilitation
   Center                               Hudson              180
Bear Creek Nursing Center               Hudson              120
Brighton Gardens of Edison*             Edison               30
Brighton Gardens of Maitland*           Maitland             39
Brighton Gardens of West Palm Beach*    West Palm Beach      30
Brooksville Healthcare Center           Brooksville         180
Cypress Cove Care Center                New Port Richey     120
Heather Hill Nursing Home               Crystal River       120
Health Center at Huber Gardens          St. Petersburg       96
Jefferson Nursing Center                Monticello           60
Lake Park of Madison                    Lake Park           119
Miracle Hill Nursing & Convalescent     Tallahassee         120
Nursing Center at Mercy                 Miami               120
Oakview Nursing                         Williston           180
Osceola Health Care Center              St. Cloud           120
Parkway Health and Rehabilitation
   Center                               Stuart              177
Plantation Gardens Rehab & Nursing      Ocoee               120
Pine Lake Nursing Home                  Greeneville          58
Royal Oak Nursing Center                Dade City           120
The Health Center of Merritt Island     Merritt Island      180
The Health Center of Plant City         Plant City          180

GEORGIA
Ashton Woods                            Dekalb County       157
Forest Lake Manor                       Augusta             100
Jennings Health Care Center             Augusta             100
Meadowbrook Nursing Center              Tucker              144
Moss Oaks Health Care Center            Pooler              122
Rossville Convalescent Center           Rossville           112
West Lake Manor                         Augusta             100

IDAHO
Grangeville Care Center                 Grangeville          61
Sunny Ridge Care Center                 Nampa                46

KANSAS
Emporia Rehabilitation Center           Emporia              79
Hoisington Rehabilitation Center        Hoisington           62
Larned Healthcare & Living Center       Larned               69
Park Place HealthCare                   Chanute              84
Prestige Rehab & Nursing                Haysville           120
Sedgwick Convalescent Center            Sedgwick             79
Twin Lakes HealthCare                   Council Grove        94

KENTUCKY
NHC HealthCare, Dawson Springs          Dawson Springs       80
NHC HealthCare, Glasgow                 Glasgow             194
NHC HealthCare, Madisonville            Madisonville         94

MASSACHUSETTS
John Adams Nursing Home                 Quincy               71
Buckley Nursing Home                    Greenfield          120
Buckley Nursing & Retirement Center     Holyoke             102
Longmeadow of Taunton                   Taunton             100

MISSOURI
Charleviox Nursing Center               St. Charles         142
Clayton House Healthcare                Clayton             282
Columbia House Healthcare               Columbia            141
Florissant Nursing Center               Florissant          120
Hunter Acres Nursing Center             Sikeston            120
NHC HealthCare, Desloge                 Desloge             120
NHC HealthCare, Joplin                  Joplin              126
NHC HealthCare, Kennett                 Kennett             170
NHC HealthCare, Maryland Heights        St. Louis           220
NHC HealthCare, St. Charles             St. Charles         120
Oak View Living Center                  Jefferson City      120
Ozark Nursing Center                    West Plains         120
Spanish Lake Nursing Center             Florissant          120
Woodland Park Healthcare Center         Joplin               92

NEW HAMPSHIRE
Epsom Manor, Inc.                       Epsom               108
Maple Leaf Health Care Center           Manchester          114
Villa Crest*                            Manchester          123

NEW JERSEY
Regal Manor Health Care Center*         Toms River          120
Royal Health Gate Nursing & Rehab*      Trenton             120

OKLAHOMA
Skyline Terrace                         Tulsa               209

SOUTH CAROLINA
NHC HealthCare, Anderson                Anderson            290
NHC HealthCare, Greenwood               Greenwood           152
NHC HealthCare, Laurens                 Laurens             176

TENNESSEE
NHC HealthCare, Athens                  Athens               98
NHC HealthCare, Chattanooga             Chattanooga         207
NHC HealthCare, Columbia                Columbia            106
NHC HealthCare, Dickson*                Dickson             191
NHC HealthCare, Franklin                Franklin             80
NHC HealthCare, Hendersonville          Hendersonville      117
NHC HealthCare, Hillview                Columbia             92
NHC HealthCare, Johnson City*           Johnson City        160
NHC HealthCare, Knoxville               Knoxville           139
NHC HealthCare, Lewisburg               Lewisburg           102
NHC HealthCare, McMinnville             McMinnville         150
NHC HealthCare, Milan                   Milan               123
NHC HealthCare, Nashville               Nashville           124
NHC HealthCare, Oakwood                 Lewisburg            60
NHC HealthCare, Pulaski                 Pulaski             102
NHC HealthCare, Scott                   Lawrenceburg         62
NHC HealthCare, Sequatchie              Dunlap              120
NHC HealthCare, Smithville              Smithville          107
NHC HealthCare, Somerville*             Somerville           72
NHC HealthCare, Sparta                  Sparta              150
NHC HealthCare, Springfield             Springfield         107

TEXAS
Autumn Hills Convalescent Center        Houston             116
Autumn Hills Convalescent Center        Richmond             99
Autumn Hills Convalescent Center        Sugarland           150
Autumn Hills Convalescent Center        Tomball             150
Bonham Nursing Center                   Bonham               65
Canterbury Villa of Falfurrias          Falfurrias           98
Canterbury Villa of Kingsville          Kingsville          162
College Street Nursing Center           Beaumont             50
Columbus Care Center                    Columbus            129
Conroe Convalescent Center              Conroe              108
Denison Manor                           Denison              71
Fair Park Nursing Center                Huntsville           92
Friendswood Arms Convalescent Center    Friendswood         102
Galaxy Manor Nursing Center             Cleveland           148
Golden Charm Nursing Center             Liberty             118
Heritage Forest Lane                    Dallas              120
Heritage Manor - Canton                 Canton              110
Heritage Manor - Mesquite               Dallas              149
Heritage Oaks                           Arlington           204
Heritage Village                        Dallas              280
Lindbergh Health Care Center            Beaumont             82
Shoreline Health Care Center            Taft                152
Terry Haven Nursing Center              Mt. Vernon           65
Town Park Convalescent Center           Houston             125
Willis Convalescent Center              Willis              114
Willow Bend Care Center                 Mesquite            162
Winterhaven                             Houston             160

VIRGINIA
Brian Center of Alleghany               Low Moor             60
Brian Center of Fincastle               Fincastle            60
Kegley Manor                            Bastian              57
Maple Grove Health Care                 Lebanon              60
NHC HealthCare, Bristol                 Bristol             120
The Springs Nursing Center              Hot Springs          60
Willow Creek Health Care Center         Midlothian          120

WASHINGTON
Highline Care Center                    Seattle              73
Park Ridge Care Center                  Seattle             115
Park West Care Center                   Seattle             139
Sehome Park Care Center                 Bellingham          115

WISCONSIN
Honey Creek Health & Rehab Center       Milwaukee           196


ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital                 Jackson              55

MEDICAL OFFICE BUILDINGS
                                                       Square
Center                             City                Footage
FLORIDA
North Okaloosa                     Crestview           27,017

ILLINOIS
Crossroads                         Mt. Vernon          12,910

KENTUCKY
Scott Hospital                     Georgetown          24,824

LOUISIANA
Women's & Children's               Lafayette           30,070

TEXAS
Pasadena                           Pasadena            61,500
Hill Regional                      Hillsboro           23,000

UTAH
Pioneer Valley                     Salt Lake City      69,910

WASHINGTON
Capital Medical Office Building    Olympia             67,152
RETIREMENT CENTERS

Center                                  City                    Beds
IDAHO
Sunny Ridge Care Center*                Nampa                    117

MISSOURI
Lake St. Charles Retirement Center*     St. Charles              155

NEW HAMPSHIRE
Heartland Place                         Epsom                     60
Villa Crest*                            Manchester                42

TENNESSEE
Colonial Hill Retirement Center         Johnson City              63
Parkwood Retirement Center              Chattanooga               31

TEXAS
Remington Retirement Community*         Corpus Christi            60
Tiffany Walk Congregate Center          Tomball                   60

ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED

Center                                  City                Beds
ARIZONA
Clare Bridge - Glendale                 Glendale             36
Clare Bridge - Tanque Verde             Tucson               42
Sterling House - Gilbert                Gilbert             100
Sterling House - Tucson                 Tucson               92

FLORIDA
19th Street Group Home                  Gainesville           6
107th Place Group Home                  Belleview             6
Bessent Road Group Home                 Starke                6
Brighton Gardens of Maitland*           Maitland            112
Brighton Gardens of West Palm Beach*    West Palm Beach     114
Clare Bridge - Maitland                 Maitland             38
Claudia Drive Group Home                Jacksonville          6
Coletta Drive Group Home                Orlando               6
Frederick Avenue Group Home             Daytona Beach         6
High Desert Court Group Home            Jacksonville          6
Plaza Oval Group Home                   Casselberry           6
Rosewood Group Home                     Ormond Beach          6
Second Street Group Home                Ocala                 6
Somerset on Lake Saunders               Tavares              66
Spring Street Group Home                Lake City             6
Sterling House - Daytona Beach          Daytona Beach        60
Suffridge Drive Group Home              Bonita Springs        6
Tunis Street Group Home                 Jacksonville          6
Walnut Street Group Home                Starke                6
Wynwood                                 Maitland             78
Park Place of St. Augustine             St. Augustine        90

IDAHO
Sunny Ridge Care Center*                Nampa                20

MARYLAND
Morningside House of Friendship         Hanover              99
Morningside House of Laurel             Laurel              106
Morningside House of St. Charles        Waldorf              91

MISSOURI
Lake St. Charles Retirement Center*     St. Charles          25

NEW JERSEY
Brighton Gardens of Edison*             Edison              118
Regal Manor Health Care Center*         Toms River           30
Royal Health Gate Nursing & Rehab*      Trenton              30

NORTH CAROLINA
Manorhouse - Charlotte                  Charlotte           144

SOUTH CAROLINA
Sterling House - Conway                 Conway               84

TENNESSEE
717 Cheatam Street                      Springfield           8
305 West Hillcrest Drive                Springfield           8
307 West Hillcrest Drive                Springfield           8
Sterling House - Gallatin               Gallatin             49
Sterling House - Kingsport              Kingsport            49
Sterling House - Tullahoma              Tullahoma            49
NHC HealthCare, Dickson*                Dickson              20
NHC HealthCare, Johnson City*           Johnson City         11
NHC HealthCare, Somerville*             Somerville           12
NHC HealthCare, Smithville              Smithville           10

TEXAS
Brighton Gardens of Preston Road        Dallas              109
Remington Retirement Community*         Corpus Christi       30

VIRGINIA
Morningside House of Leesburg           Leesburg             71

*These facilities are listed in multiple categories.

             REAL ESTATE MORTGAGE INVESTMENT CONDUITS
20.0% participating interest            14 Properties       1,971
 5.2% participating interest            25 Properties       2,895

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

     (a)  The 2000 Annual Meeting of the Shareholders was held on May 24,
          2000.

     (b)  Matters voted upon at the meeting are as follows:

     PROPOSAL NO. 1: Election of Robert T. Webb to serve as a director for a term of three years or until his successor has been fully elected and qualified. Other directors whose terms of office continue are Mr. W. Andrew Adams, Mr. Ted H. Welch and Mr. Richard F. LaRoche, Jr.

                                                 % of Total
                                             Outstanding Shares
                       For              Abstain   Voting   Voting For
Robert T. Webb      22,073,491          146,203    90.7%    90.5%

     PROPOSAL NO. 2:     Ratify the appointment of Arthur Andersen LLP as the
     Company's independent accountant.

                                              % of Total
                                          Outstanding Shares
                   For        Against   Abstain   Voting    Voting For
               22,073,194      49,055   52,005     90.7%     90.7%

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

     In order to qualify for the beneficial tax treatment accorded to a REIT, the Company must make quarterly distributions to holders of its Common Stock equal on an annual basis to at least 95% (90% in 2001 and thereafter) of the Company's REIT taxable income (excluding net capital gains), as defined in the Code. Cash available for distribution to stockholders of the Company is primarily derived from interest payments received on its mortgages and from rental payments received under the Company's leases. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the cash flow and earnings of the Company, its financial condition, bank covenants contained in its financing documents and such other factors as the Board of Directors deems relevant. The Company's REIT taxable income is calculated without reference to its cash flow. Therefore, under certain circumstances, the Company may not have received cash sufficient to pay its required distributions.


Common Stock Market Prices and Dividends

     The Company's common stock is traded on the New York Stock Exchange under the symbol NHI. The closing price for NHI stock on February 15, 2001 was $9.00. As of December 31, 2000, there were approximately 1,443 holders of record of shares and the Company estimates that as of such date there were in addition in excess of 14,500 beneficial owners of the shares.

High and low stock prices and dividends for the last two years were:

                            2000                         1999
               -----------------------------  -----------------------------
                                     Cash                          Cash
                   Sales Price     Dividends     Sales Price     Dividends
Quarter Ended    High      Low     Declared    High      Low     Declared
March 31       $16.6250  $11.4375     .64    $28.2500  $21.5000    $.74
June 30         12.5000    9.7500     .64     25.7500   20.0000     .74
September 30    11.3750    4.8750     ---     23.2500   15.2500     .74
December 31      7.8750    5.5625     ---     17.2500   14.1250     .74

Item 6.   Selected Financial Data

     The following table represents financial information with respect to the Company for the five years ended December 31, 2000. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

                                    NATIONAL HEALTH INVESTORS, INC.
                                        SELECTED FINANCIAL DATA
                            (dollars in thousands, except per share amounts)


Year Ended December 31            2000           1999           1998           1997          1996
Net revenues                  $   147,514    $    131,158   $    106,552   $   111,410    $   99,429
Net income                         33,724          53,618         69,645        75,388        67,164
Net income per share
  Basic                       $      1.31    $       2.13   $       2.72   $      3.01    $     2.92
  Diluted                            1.31            2.13           2.69          2.92          2.81

Mortgages and other
  investments, net            $   429,963    $    441,906   $    495,964   $   479,194    $  553,456
Real estate properties, net       278,004         316,021        245,538       200,069       184,255
Total assets                      766,977         788,545        769,198       753,033       748,672
Long term debt                    143,660         172,870        151,559       155,659       160,008
Credit facilities                  83,000          88,000         58,500           ---        59,000
Convertible subordinated
  debentures                      114,281          95,741        100,096       119,038        90,735
Total stockholders' equity        397,409         392,640        424,660       444,080       409,683

Common shares outstanding      24,392,157      24,382,987     24,364,391    24,753,570    23,474,751
Weighted average common shares
  Basic                        24,383,932      24,365,027     24,964,047    24,394,044    21,916,921
  Diluted                      24,564,873      24,367,529     28,689,192    28,887,987    27,211,999

Common dividends declared
  per share                        $     1.280    $      2.960   $      2.960   $     2.960    $    2.840

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of December 31, 2000, NHI had interests in real estate owned, and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $707.9 million. NHI's mission is to invest in health care real estate which generates current income that will be distributed to stockholders. NHI has pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2001. Instead, NHI is monitoring and improving its existing properties.

     As of December 31, 2000, the Company was diversified with investments in 198 health care facilities located in 26 states consisting of 143 long-term care facilities, one acute care hospital, eight medical office buildings, 22 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $316.5 million aggregate principal amount of loans to 26 borrowers, $278.0 million of purchase leaseback transactions with 10 lessees and $36.4 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 198 facilities, 51 are leased to National HealthCare Corporation ("NHC"). NHC is the Company's investment advisor. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 17.2% of total invested assets on December 31, 2000.

     At December 31, 2000, 51.5% of the total invested assets of the health care facilities were operated by public operators, 35.4% by regional operators, and 13.1% by small operators.


Liquidity and Capital Resources

Sources and Uses of Funds

     NHI has generated net cash from operating activities during 2000 totaling $63.6 million compared to $73.4 million in the prior year. The primary reason for this year to year decline was a reduction in interest income offset in part by increased depreciation expense, loan loss provisions and accounts payable. The increased accounts payable are due primarily to operations of nursing centers taken over in loan foreclosures. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, and working capital changes.

     Net cash provided by investing activities during 2000 totaled $29.2 million compared to $53.4 million used in investing activities in the prior year. Cash flows provided from investing activities during 2000 included collections on mortgage notes receivable of $47.6 million compared to $16.3 million for the prior year. Marketable securities of $13.1 million were sold and converted to cash during 2000.

     Cash flows used in investing activities during 2000 included investment in mortgage notes receivable of $28.3 million and real estate properties of $3.2 million. Cash flows used in investing activities in the prior period included investment in mortgage notes receivable of $22.2 million, in real estate properties of $14.3 million, and in marketable securities of $33.2 million.

     Net cash used in financing activities during 2000 totaled $62.3 million compared to $23.8 million in the prior year. Cash flows provided by financing activities included $20.0 million from convertible debenture borrowings raised through a rights offering to common shareholders and $0.8 million from long term debt borrowings, compared to $29.5 million from credit facility borrowings and $25.8 million from long term debt borrowing in the prior period. Proceeds from the sale of preferred stock totaled $3.0 million in the 2000 period. The 2000 preferred stock was sold to NHC, the Company's investment advisor.

     Cash flows used in financing activities for 2000 included the net repayment of credit facilities of $23.5 million, principal payments on long-term debt of $11.5 million and dividends paid to stockholders of $51.0 million. This compares to prior year activity of $4.5 million of principal payments on long term debt, dividends paid to stockholders of $73.8 million and payment of convertible debentures of $0.8 million.

     In March and June 2000, NHI declared quarterly dividends of 64 cents per common share, a reduction of 10 cents per common share from quarterly dividends in 1999. NHI did not make any cash dividend distribution during the third and fourth quarters of 2000. The discontinuance of dividends primarily reflects the decline in the Company's taxable income, the significant principal payments required by the Company's bank credit facility and restrictive covenants required by that same facility. See "Liquidity Demands and Capital Raising Alternatives" for additional comments.

     NHI intends to maintain its REIT tax status for the year ended December 31, 2000 and thereafter.

Commitments

     At December 31, 2000, the Company was committed, subject to due diligence and financial performance goals, to fund approximately $3.2 million in health care real estate projects, of which $2.5 million is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, one hospital, and two assisted living facilities all at rates ranging from 10.0% to 11.5%.

     NHI is currently limited in its ability to make new investments due to a lack of availability of reasonably priced capital. However, as discussed below, the Company believes it has sufficient liquidity to finance current investments for which it is committed as well as to repay or refinance borrowings at or prior to their maturity.

Liquidity Demands and Capital Raising Alternatives

     NHI has faced and continues to face significant liquidity demands as a result of the maturity of $37.8 million of convertible subordinated debentures and significant principal repayments on its senior secured bank credit facility required during 2001 and 2002.

     NHI's previously unsecured line of credit agreement was originally scheduled to mature October 10, 2000. After a 30-day extension of the maturity of the line of credit and a combined payment of $31.0 million, NHI's senior unsecured line of credit agreement and its $25.0 million unsecured term credit note were combined into an $84.0 million senior secured bank credit facility. The new facility is divided into three tranches; one tranche is $65.5 million (previously the senior unsecured line of credit agreement), the second tranche is $18.5 million (previously the unsecured term credit note) and the third tranche is an available letter of credit tranche for $5.1 million which secures tax exempt debt with underlying debt which matures from 2001-2014. Under the terms of the new facility, NHI is required to make principal payments of $1.0 million a month commencing on December 1, 2000 through June 1, 2001, increasing to $2.0 million a month from July 1, 2001 through December 1, 2001. Additional installments in the amount of $18.0 million, $41.3 million (including $5.1 million in letters of credit) and $10.8 million are due and payable on June 1, 2001, December 31, 2001 and July 31, 2002 respectively. The new combined facility bears interest at a rate of LIBOR plus 2% and provides for a default rate of interest at LIBOR plus 4% upon an event of default and certain other events.

     In addition to these debt obligations, NHI has other letters of credit of $11.6 million that mature during 2001. A non-renewal of these letters of credit would require NHI to repay the debt obligations secured by the letters of credit.

     In order to address the maturity of $37.8 million of subordinated convertible debentures that matured on January 2, 2001, the Company issued $20.0 million of senior subordinated convertible debentures on December 29, 2000, the proceeds of which, along with cash from operations, were used to retire that indebtedness.

     In regard to the raising of necessary capital in order to meet the payment schedule on the senior secured bank credit facility, the Company did not pay a common stock dividend for the third and fourth quarters of 2000, dedicating that cash flow to the retirement of debt. The Company is aggressively pursuing the refinancing of certain assets using the Federal Housing Authority Section 232 Mortgage Guaranty Program. The Company is continuing to review other alternatives, including the sale of assets. The Company will not pay a common stock dividend in the first quarter of 2001.
The reinstatement of the dividend will be considered in light of the remaining amortization requirements of the bank credit facility relative to operating cash flow, proceeds from asset sales, loan repayments and capital raising initiatives.

     Management believes that, through its currently available liquid assets and expected results from operations in 2001 and, if necessary, absent payment of cash common stock dividends, the company will be successful in generating the capital necessary to repay its senior secured bank credit facility, and management is not aware of any circumstances or reasons that raise substantial doubt about NHI's ability to continue to operate s a going concern. However, the lack of availability of reasonably priced capital limits NHI's ability to make new investments, and future sale of assets at depressed prices, refinancings of debt at higher interest rates or the inability of the Company to repay or extend debt when due would have a material adverse impact on NHI's financial position, results of operations and cash flows.

     As mentioned above, the Company will not pay a common stock dividend in the first quarter of 2001. The reinstatement of a dividend will be considered in the future in light of the remaining principal repayments on the senior secured bank credit facility relative to operating cash flow, proceeds from sales of assets, loan repayments and capital raising alternatives. NHI intends to maintain its REIT tax status for the year ended December 31, 2000 and thereafter. If, due to the liquidity constraints discussed herein, NHI is unable to distribute the required 90% of its 2001 taxable income during 2001, NHI may meet the 2001 distribution requirements by paying such dividends either in cash or in stock in 2002 prior to the filing of NHI's 2001 Federal income tax return.

Loan Foreclosures, Borrower Bankruptcy and Other Troubled Investments

     During 2000, 1999 and 1998, NHI purchased 17 long-term health care facilities and a retirement center for $82.8 million. The purchases were undertaken either through foreclosure or in lieu of foreclosure due to financial defaults on first mortgage loans with four different owners. The mortgages had been funded from 1993 through 1996 in original principal amounts totaling $93.1 million.

     NHI is treating ten of the long-term health care facilities and the retirement center as foreclosure property for federal income tax purposes. With this election, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status. NHC, through a subsidiary, provides management services to these foreclosure properties.

     In January 2000, NHI sold the real estate, property and equipment of six long-term health care facilities on which it had foreclosed (and which is included in the $82.8 million mentioned above) to Care Foundation of America, Inc. ("Care") for $25.9 million in exchange for a note receivable from Care. In accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", NHI has accounted for the transaction under the installment method. The note receivable from Care bears interest at 11.5% and is collateralized by the first mortgages on the six long-term health care facilities and the corporate guarantee of NHC for up to $3.0 million of principal and interest. During 2000, NHI recognized $2,615,000 of mortgage interest income on this note receivable under the installment method. The president of Care is a member of NHI's Board of Directors.

     During the fourth quarter of 1999, NHI was informed of the bankruptcy of Lenox Healthcare, Inc and its affiliates ("Lenox"), one of its major customers. The bankruptcy resulted in the foreclosure of two loans (the Stockbridge Investment Partners, Inc. and the Pinellas Healthcare Investors, Inc. investments discussed in Note 3). Lenox emerged from bankruptcy during the fourth quarter of 2000 and re-affirmed the balance of its first mortgage indebtedness to NHI (carrying amount of $22.9 million at December 31, 2000). Although not directly impacted by the Lenox bankruptcy filing, an additional three of NHI mortgage notes receivable (total carrying amount of $29.5 million at December 31, 2000) are affiliated with Lenox as a result common ownership. NHI believes that the expected cash flows from these loans, along with the value of the collateral (18 long-term health are facilities and certain corporate and personal guarantees), support the carrying amounts.

     In addition to the loans discussed above as affected or potentially affected by the bankruptcy filing, NHI has identified three additional non-performing mortgage loan investments. These investments, which are secured by 23 long-term health facilities, other property and certain corporate and personal guarantees, were made to three different entities in the original principal amounts totaling $101.4 million. The carrying amounts of the three loans total $84.0 million at December 31, 2000. NHI believes that the expected cash flows from these loans, along with the value of the collateral, support the net carrying values.

     During 2000, NHI also was informed by the servicer of its 1993 REMIC investment that certain of the borrowers within that REMIC were not making the required debt service payments. Consequently, NHI wrote off $2.2 million of its investment in the 1993 REMIC. In addition, during 2000, NHI received $1.9 million of interest payments from the servicer of the 1993 REMIC that has not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 REMIC. These amounts have been included as investment loss expense in the Consolidated Statements of Income. In the opinion of management, no other impairments of the carrying amounts of its REMIC investments have occurred.

Impairments and Income Recognition

     During 2000, 1999 and 1998, NHI concluded that current events surrounding the investments discussed above required the write-off or reserve of principal and previously accrued interest income. These write-off and reserve amounts have been recorded as investment loss expenses in the Consolidated Financial Statements. These investments were affected by various bankruptcy court rulings and judgments about possible refinancing and other collateral values. It is possible that additional events (including borrowers emerging from bankruptcy, additional bankruptcy court rulings, the completion by the borrowers of refinancings with other lenders or other events that affect collectibility) could occur that, if adverse to NHI, would indicate a further impairment of the net carrying value of these investments. If such adverse events occur, NHI will record the impairment losses in the period the events are known. NHI does not anticipate that it will recognize any additional income on these investments unless cash is received.

Debt and Related Guarantees

     As more fully disclosed in Note 9 to the Consolidated Financial Statements, NHI, NHC and National Health Realty, Inc. ("NHR") both have debt obligations originally financed through National Health Corporation ("National") and its sole shareholder, the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP").

     During 2000, NHI failed to meet a requirement under certain of the agreements that its senior unsecured debt be rated investment-grade by certain investment rating services. As a result of NHI's failure to meet the investment-grade rating requirement, the holders of the notes financed through the ESOP, as permitted by the terms of the agreements, delivered a tender notice to NHC, requiring it to purchase the outstanding notes. In order to protect the interests of NHC, NHI and NHR, NHC purchased the notes. At the time of NHC's purchase of the notes, the entire balance outstanding was $23.2 million, of which $9.8 million was the primary obligation of NHI. On September 30, 2000, NHI had the liquidity and purchased the $23.2 million debt instrument from NHC. Subsequently and as required by NHI's November 10, 2000 senior secured bank credit facility, NHC repurchased the outstanding notes from NHI at NHI's carrying amount. At December 31, 2000, NHI's primary obligation under these senior secured notes is $8.6 million, which amount is included in NHI's long-term debt. In connection with NHI's failure to meet the investment-grade rating requirement on, and NHC's resulting required purchase of, the senior unsecured notes discussed above, NHI was required to pay to the original holders of the notes $0.8 million to compensate those original holders for future interest payments. NHC loaned NHI the funds to make that required payment.

     In regard to other debt financed through the ESOP (total outstanding balance of $30.5 million at December 31, 2000, of which $19.1 million is the primary obligation of NHI), the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of the put option by the lending institutions, NHI is obligated to purchase 62% of the then outstanding balance and NHC is obligated to purchase 38% of the then outstanding balance. NHI and NHC are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that NHI, NHC and National make additional principal repayments on the debt during 2001. However, if the lending institutions exercise the put option, NHI and NHC would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on NHI's financial position and cash flows.

     National also has additional debt obligations financed through the ESOP (total outstanding balance of $15.7 million at December 31, 2000). None of this debt is the primary obligation of NHI. However, this debt is cross-defaulted with NHI's debt obligations. Under the terms of these debt agreements, the lending institutions have the right to put the entire outstanding balance of the debt to National at any time after January 20, 2001. The lending institutions have not exercised their put option; however, if the lending institutions do exercise that option and National is unable to purchase the entire outstanding balance of the debt, National's debt along with NHI's debt would be in default, which would have a material adverse effect on NHI's financial position and cash flows.

     Certain of NHI's debt obligations have cross-default provisions with other debt of NHC, NHR and National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders' equity by NHI, NHC, NHR and National. All such covenants have been met by NHI, and NHI believes that NHC, NHR and National were in compliance with, subsequently cured, or obtained waivers or amendments to remedy all events of non-compliance with the covenants at December 31, 2000. The failure of NHI, NHC, NHR or National to meet their required covenants would have material adverse effect on NHI's financial position and cash flows.


Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net income for the year ended December 31, 2000 is $33.7 million versus $53.6 million for the same period in 1999, a decrease of 37.1%. Diluted earnings per common share decreased 82 cents or 38.7%, to $1.31 in 2000 from $2.13 in 1999.

     Total revenues for the year ended December 31, 2000 increased $16.3 million or 12.5% to $147.5 million from $131.2 million for the year ended December 31, 1999. Revenues from mortgage interest income decreased $11.2 million, or 22.7%, when compared to the same period in 1999. Revenues from rental income increased $1.5 million, or 3.3% in 2000 as compared to 1999. Revenues from investment interest and other income decreased $1.0 million or 8.4% compared to 1999. Facility operating revenue increased to $51.3 million in 2000 compared to $24.3 million in 1999.

     The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of collection of and foreclosure on mortgage loans and due to the discontinuation of interest income recognition on other loans. During 2000, NHI collected $47.6 million of principal on mortgage loans. During 2000 and 1999, NHI foreclosed or received deeds in lieu of foreclosure on mortgage loans totaling $82.8 million, which resulted in the acquisition of seven long-term health care centers and one retirement center.

     The increase in rental income resulted primarily from the increase in investments in real estate properties. The decrease in investment interest and other income is due to the disposal of $13.1 million in marketable securities in 2000.

     The increase in facility operating revenues is also due primarily to the purchase, in lieu of foreclosure, of seven long-term health care centers on one retirement center in August 1999.

     Total expenses for 2000 increased $36.3 million or 46.8% to $113.8 million from $77.5 million for 1999. Interest expense increased $2.9 million or 11.5% in 2000 as compared to 1999. Depreciation of real estate increased $2.7 million or 23.4% when compared to 1999. General and administrative costs increased $0.3 million or 9.2%. Loan loss expense increased $.9 million or 6.6% to $14.7 million. Facility operating expense increased to $50.0 million in 2000 compared to $22.6 million in 1999.

     Interest expense increased due to higher borrowing costs compared to the prior year. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of long term health care centers as discussed in Note 3 to the Consolidated Financial Statements.

     The increase in facility operating expense also is due to the purchase, in lieu of foreclosure, of long-term health care centers.

     NHI recorded a non-cash charge of $10.4 million, a decrease of 43 cents per basic and diluted share in the fourth quarter of 2000 because of the impairment of values related to mortgage loans and REMICs. NHI also recorded a non-cash charge of $10.0 million, a decrease of 41 cents per basic and diluted share, in the fourth quarter of 1999 because of impairments of values related to mortgage loans, foreclosures and lease terminations.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net income for the year ended December 31, 1999 is $53.6 million versus $69.6 million for the same period in 1998, a decrease of 23.0%. Diluted earnings per common share decreased 56 cents or 20.8%, to $2.13 in 1999 from $2.69 in 1998.

     Total revenues for the year ended December 31, 1999 increased $24.6 million or 23.1% to $131.2 million from $106.6 million for the year ended December 31, 1998. Revenues from mortgage interest income decreased $7.9 million, or 13.9%, when compared to the same period in 1998. Revenues from rental income increased $3.7 million, or 8.8% in 1999 as compared to 1998. Revenues from investment interest and other income increased $4.5 million or 61.2% compared to 1998. Facility operating revenue increased to $24.3 million in 1999 compared to $0.00 million in 1998.

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

     Interest expense increased due to increased borrowing on credit facilities and long-term debt compared to the prior year. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of four long-term health care centers previously owned by All Seasons Living Centers (Washington State), and seven long term health care centers and one retirement center previously managed and guaranteed by Phoenix Healthcare Corporation (formerly Iatros Health Network-New Hampshire & Massachusetts) as discussed in Note 3 to the Consolidated Financial Statements.

     NHI recorded a non-cash charge of $10.0 million, a decrease of 41 cents per share basic and diluted, in the fourth quarter of 1999 because of the impairment of values related to mortgage loans, foreclosures and lease terminations.


Income Taxes

     NHI intends at all times to qualify as a REIT under Section 856 through 860 of the Internal Revenue code of 1986, as amended. Therefore, NHI will not be subject to federal income tax provided it distributes at least 95% (90% in 2001 and thereafter) of its annual REIT taxable income to its stockholders and meets other requirements to continue to qualify as a REIT. NHI believes it has met the dividend distribution requirements in each year of operation. Accordingly, no provision for federal income taxes has been made in the financial statements. NHI's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHI.

     NHI is aware of certain income tax contingencies with regard to its use of an independent contractor to manage certain of its foreclosure properties. In order to fully resolve the contingencies, NHI is in the process of requesting from the Internal Revenue Service ("IRS") closing agreements regarding each of these contingencies. It is possible that the IRS will not rule in favor of NHI. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHI's financial statements taken as a whole and could also result in the loss of NHI's status as a REIT, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHI.


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


New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. NHI's implementation of SAB 101 in the fourth quarter did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

     From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument (including a derivative embedded in a hybrid instrument) be recorded in the balance sheet as either an asset or liability measured at its fair value.
SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHI will adopt SFAS 133, as amended, effective January 1, 2001.

     NHI's investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 will require that NHI account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because NHI will not be using the purchased call options as hedging instruments, Statement 133 will require that NHI report changes in the fair value of the separated call options currently in earnings. In addition, NHI will be required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At January 1, 2001, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133, as amended, did not have a material effect on NHI's financial position, results of operations or cash flows. However, future changes in the fair value of the purchased call options could introduce significant volatility into NHI's results of operations in future fiscal quarters.


Forward Looking Statements

     Statements in this Report that are not historical facts are forward-looking statements that involve a number of known and unknown risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results, performance and achievements of the Company to differ materially from any future results, performance or achievements implied by such forward-looking statements are the following: ability to reach agreement with certain creditors to extend maturity on terms the Company believes are reasonable prior to due dates; receipts of sufficient cash flow to repay debt as it becomes due; ability to continue to meet REIT status; general industry distress, including the on-going effect of reimbursement cutbacks; additional bankruptcy filings or other financial problems by lessees, mortgagors or managers of healthcare facilities in which the Company has an interest; and the description of the risk factors mentioned from time to time in the Company's SEC reports, including, but not limited to the reports on the Form 10-K for the year ended December 31, 2000. NHI cautions investors that any forward-looking statements may involve risks and uncertainties and are not guarantees of future performance. NHI has no duty to update information in this report. All forward looking statements represent NHI's judgments as of the date of this report.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. All of the Company's mortgage and other notes receivable bear interest at fixed interest rates.
The Company's investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. The underlying mortgages included in the Company's investments in real estate mortgage investment conduits (REMICs) also bear interest at fixed interest rates. As a result of the short-term nature of the Company's cash instruments and because the interest rates on the Company's investment in notes receivable, preferred stock and REMICs are fixed, a change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments.

     As of December 31, 2000, $110,470,000 of the Company's long-term debt bears interest at fixed interest rates. As of December 31, 2000, $94,281,000 of the Company's convertible subordinated debentures bear interest at fixed rates, and $37.8 million of this was retired upon maturity on January 2, 2001. Because the majority of the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on the Company's future earnings and cash flows related to these instruments. The remaining $32,240,000 of the Company's long-term debt, $20,000,000 of its convertible subordinated debentures and $83,000,000 senior secured bank credit facility bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on the Company's future earnings and cash flows related to these instruments.

     The Company does not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by the Company's senior officers.


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

Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)
                                1st       2nd       3rd       4th
2000                          Quarter   Quarter   Quarter   Quarter
Net Revenues                  $38,023   $37,999   $34,992   $36,500
Net Income                     13,953    13,914     5,350       507
Basic Earnings Per Share         .560      .550      .200      .000
Diluted Earnings Per Share       .560      .550      .200      .000
                                1st       2nd       3rd       4th
1999                          Quarter   Quarter   Quarter   Quarter
Net Revenues                  $30,014   $29,182   $32,884   $39,074
Net Income                     16,243    15,953    15,785     5,637
Basic Earnings Per Share         .650      .640      .630      .210
Diluted Earnings Per Share       .650      .640      .630      .210


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable



                             PART III

Item 10.  Directors and Executive Officers of Registrant

Management

     The following table sets forth the directors and executive officers of the Company. During 2000 one director resigned due to scheduling conflicts wit his business. It is anticipated he will be replaced in early 2001. Each executive officer of the Company is elected by the directors, serves at the pleasure of the Board of Directors and holds office until a successor is elected or until the earliest of resignation or removal. Directors hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. A director may be removed from office for cause only.

     During 2000, Jack Tyrrell, a director whose term would have expired in 2002, resigned due to time commitments required by his business. Pursuant to the Articles of Incorporation and Bylaws, the Board replaced Mr. Tyrrell with Robert A. McCabe, Jr., who is now presented to the stockholders for election to the unexpired term.

                                                                Director
                                                                  Term
Name                     Age       Position with the Company     Expires
W. Andrew Adams          55        Director and President          2002
Richard F.               55        Director, Senior Vice
  LaRoche, Jr.                     President and Secretary         2001
Robert T. Webb           56        Director                        2003
Ted H. Welch             67        Director                        2001
Robert G. Adams          54        Senior Vice President           ----
Robert A. McCabe, Jr.              Director                        2002

     W. Andrew Adams has been President and a director of the Company since its inception in 1991. Mr. Adams is also President and a director of National HealthCare Corporation ("NHC"), the Company's Investment Advisor. He has served on the Multi-Facility Committee of the American Health Care Association, the trade association for long-term health care center companies. He has an M.B.A. from Middle Tennessee State University. Mr. Adams serves on the Board of Directors of Lipscomb University in Nashville, Tennessee, the Board of Directors of SunTrust Bank in Nashville, Tennessee, and the Board of Directors of National Health Realty, Inc.

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

     Ted H. Welch has served as a director of the Company since its inception in 1991. Mr. Welch has owned and operated income producing real estate (primarily office buildings) in the southeastern United States since 1976. From 1953 until 1971, Mr. Welch worked for the Southwestern Company where he became Executive Vice President. From 1971 to 1974, he served as the Commissioner of Finance and Administration for the State of Tennessee, in which capacity he was responsible for all construction and maintenance of State of Tennessee real property, along with being chief operating officer. Mr. Welch received a B.S. from the University of Tennessee at Martin and attended the Graduate School of Management at Indiana University. Mr. Welch is Chairman and Chief Executive Officer of Eagle Communications. Mr. Welch serves on the Board of Directors of American Constructors, Inc.; AmSouth Foundation; and Southeast Service Corporation.

     Robert A. McCabe, Jr. has served as director of the Company since February 2001. Mr. McCabe is currently chairman of Pinnacle Financial Partners in Nashville, Tennessee, but spent substantially all of his business life (March 1976-October 1999) as a senior officer of First American National Bank or its subsidiaries. His most recent positions were a Vice Chairman of the holding company and President of First American Enterprises. Mr. McCabe received his M.B.A. from the University of Tennessee and graduated from the Advanced Management Program of Harvard Business School. He serves on the Board of Directors of the Nashville Symphony, Chamber of Commerce, Boy Scouts of America, Ensworth School, Cheekwood Association and SSC Service Solutions.

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

     Dinsie B. C. Hale (Senior Accountant) has been with NHC since 1985. She is responsible for billing and collection and functions as a senior accountant for NHI. She has a B.S. degree from Middle Tennessee State University.

     Kristin S. Gaines (Credit Analyst) has been with NHC since 1998. She oversees portfolio compliance and reports on those issues monthly to the NHC Advisory Committee and quarterly to the Board of Directors. She has a B.S. and an M.B.A. from Middle Tennessee State University.

     Sherel A. Cochran (Administrative Secretary) has been with NHC since 1999. She has held several administrative positions within the banking and finance industry. She is a graduate of Western Business University in Portland, Oregon.


Item 11.  Executive Compensation

     The Company's day to day operations are conducted by personnel provided by NHC. The Company has three executive officers, all of whom are also officers of NHC. The three executive officers may receive a bonus for their work for NHI, which is paid by NHC and credited against the advisory fee; however, no bonus has been declared or paid to them for 2000.

The following Table 1 sets forth certain information concerning the compensation of the Company's chief executive officer and the other executive officers of the Company:

                                          TABLE I
                              NATIONAL HEALTH INVESTORS, INC.
                                SUMMARY COMPENSATION TABLE
                                           2000
                                                                Restricted
Name and Principal                                Other annual  Stock                                  All Other
Position              Year     Salary    Bonus    Compensation  Awards      Options/SARs  LTIP Payouts Compensation
                                ($)      ($)(2)   ($)           ($)         (#)           ($)          ($)
W. Andrew Adams       2000     $  ---    $    (3)          ---        ---            ---           ---          ---
President &           1999        ---     350,000          ---        ---            ---           ---          ---
Director              1998        ---     253,225          ---        ---            ---           ---          ---

Robert G. Adams       2000     $  ---    $    (3)          ---        ---            ---           ---          ---
Vice President        1999        ---     100,000          ---        ---            ---           ---          ---
                      1998        ---     202,000          ---        ---            ---           ---          ---

Richard F.            2000     $  ---    $    (3)          ---        ---            ---           ---          ---
LaRoche, Jr.          1999        ---     250,000          ---        ---            ---           ---          ---
VP/Secretary &        1998        ---     202,995          ---        ---            ---           ---          ---
Director

(1)Compensation deferred at the election of an executive has been included in salary column (d).
(2)These officers also received compensation from National HealthCare Corporation and National Health Realty, Inc. which are disclosed in those Companies' Form 10-K or proxy statements.
(3)No bonus has yet been declared or paid for 2000.

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

     Messrs. Adams and Mr. LaRoche also serve as Executive Officers of National Health Realty, Inc., and National HealthCare Corporation.


Directors' Compensation

     Directors not affiliated with NHC (Messrs. Welch, Webb and McCabe) receive $2,500 for each meeting attended, plus reimbursement for any actual travel expenses. In addition, non-NHC affiliated directors are granted options to purchase 15,000 shares of Common Stock at the first Annual Meeting each year pursuant to the 1997 Stock Option Plan. See "Stock Option Plan" below.


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

     Pursuant to the automatic grant provisions of the Plans, the three non-NHC affiliated directors have each received annual options to purchase shares based on the closing price of the common stock on the New York Stock Exchange on the date of the Company's annual meting. Recent options include prices of $36.00 in 1997, $39.875 in 1998, $24.25 in 1999 and $10.125 in 2000. The
outside directors have exercised all but 5,060 of the 1995 grants, all but 10,000 of the 1996 grants and none of the 1997, 1998, 1999 or 2000 grants.

     On January 15, 1997, the option to purchase 194,000 shares were granted to Key Employees at $36.00 per share. On October 26, 1999, the Company awarded options on 145,000 shares at the then fair market value of $14.50 per share to Key Employees. None of the Stock Option grants have been exercised. Of the 620,800 shares available under the Company's Option Plans, 365,800 are currently available for future grants.

Options Granted in 2000

     The table below provides certain information on grants of stock options to the executive officers and directors pursuant to the Company's 1991 Option Plan during the fiscal year ended December 31, 2000. Although stock appreciation rights are available under the plan, none have been issued to date.

                                                                            Potential Realizable
                                      Percent of                               Value at Assumed
                                         Total      Exercise                    Annual Rates of
                                      Options/SAR's  or Base                Stock Price Appreciation
                      Options/SA R's  Granted in     Price        Expiration   for Option Term (1)
Name                    Granted (#)   Fiscal Year    ($/Share)    Date         5% ($)   10% ($)
Ted H. Welch                15,000       7.9%         $24.250     4/25/04  $    -0-  $    -0-
Robert T. Webb              15,000       7.9%          24.250     4/25/04       -0-       -0-
W. Andrew Adams                ---       ---              ---         ---       ---       ---
Richard F. LaRoche, Jr.        ---       ---              ---         ---       ---       ---
Robert G. Adams                ---       ---              ---         ---       ---       ---
____________

(1) Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option terms over the December 29, 2000 average stock price of $7.3125. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.


2000 Year-End Option Values

     The following table summarizes certain information regarding stock options exercised during the fiscal year ended December 31, 2000 and stock options held as of December 31, 2000 by the Executive Officers and Directors. No SARs were held or exercised during fiscal 2000.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                AND FISCAL YEAR-END OPTION VALUES
                                                  Number of Shares
                            Shares             Underlying Unexercised   Value of Unexercised
                         Acquired on     Value    Options at Fiscal     In-the-Money Options
                           Exercise     Realized      Year-End           at Fiscal Year-End
Name                         (#)         ($)(1)          (#)                   ($)(2)
W. Andrew Adams               -0-       $  -0-            -0-              $     -0-
Richard F. LaRoche, Jr.       -0-          -0-         50,000                    -0-
Robert T. Webb                -0-          -0-         45,000                    -0-
Ted H. Welch                  -0-          -0-         50,000                    -0-
Robert G. Adams               -0-          -0-         50,000                    -0-

(1) Represents the difference between the exercise price and the average sales price of the Common stock on the date of exercise.

(2) Value based on the average sales price per share ($7.3125) of the Company's Common Stock on December 29, 2000, as reported on the New York Stock Exchange, less the exercise price.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of December 31, 2000 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to own beneficially 5% or more of the outstanding shares, (b) by each director, and (c) by all executive officers and directors of the Company:

Names and Addresses                  Number of Shares        Percentages of
of Beneficial Owners               Beneficially Owned(1)     Total Shares
W. Andrew Adams(2)                          2,419,484           9.9%
1927 Memorial Blvd.
Murfreesboro, TN  37129

Richard F. LaRoche, Jr.(2)(4)                 559,377           2.3%
2103 Shannon Drive
Murfreesboro, TN  37129

Robert A. McCabe, Jr.                             ---            *
211 Commerce Street, Suite 300
Nashville, TN 37201

Robert T. Webb(2)                             166,500            *
149 MTCS Drive
Murfreesboro, TN  37129

Ted Welch(2)                                   69,142            *
611 Commerce, 29th Floor
Nashville, TN  37219

Robert G. Adams(2)                            419,656           1.7%
2217 Tomahawk Trace
Murfreesboro, TN 37129

All Executive Officers and
  Directors as a Group
  (5 persons)(3)                            3,634,159          14.9%

Franklin Resources, Inc.(5)
777 Mariners Island Blvd.
P. O. Box 7777
San Mateo, CA 94403-7777                    1,415,300           5.8%

The Baupost Group, L.L.C.
44 Brattle Street, 5th Floor
Cambridge, MA 02238                         2,020,000           8.3%

________________
*Less than 1%.

     (1) The percentages shown are based on 24,392,157 shares of Common Stock outstanding on December 31, 2000 plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange Act as disclosed by Vickers Stock Research Corporation. This is ownership for SEC purposes and not for purposes of real estate investment trust regulations.
     (2)  Includes 686,290 common shares to Mr. W. A. Adams; 85,286 to Mr.
          R. Adams; 92,000 to Mr. Webb; 69,142 to Mr. Welch; and 135,999 to Mr. LaRoche, all of which may be acquired upon the exercise of stock options granted under the Company's 1991 and 1997 Stock Option Plans or conversing of senior subordinated convertible debentures due January 2006.
     (3)  Includes options to purchase 225,000 shares of Common Stock.
     (4) Substantially all the options included in this total have been transferred to a family partnership or trust.
     (5) Franklin Resources, Inc. disclaims any economic interest or "beneficial ownership" of such securities, as disclosed in the most recently filed Schedule 13G with the Securities and Exchange Commission.

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


Leases

     Pursuant to NHC's conveyance of certain of the Health Care Facilities to the Company, the Company leases to NHC 43 of the Health Care Facilities. Pursuant to these Leases, the Company and NHC have entered into a Master Agreement to Lease. See "Business - NHC Master Agreement to Lease". At the expiration of the leases, any expansions to or improvements in the Health Care Facilities remain the full and complete property of NHI. During 2000, four of the leases - all in Florida - were terminated and the property leased to third parties. Although NHC's total rent obligation to NHI was unchanged, it will receive credit for rent received by NHI on these four Florida centers.


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


The Guaranteed Debt

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed the debt ($11.0 million at December 31, 2000) of unrelated parties which NHC has also guaranteed. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at December 31, 2000. NHI receives from NHC compensation of approximately $55,000 per annum for the guarantees which is credited against NHC's base rent requirements. Additionally, NHI has outstanding letters of credit for $2.8 million of debt. NHI also has guaranteed bank loans in the amount of $1.3 million to key employees and directors of the Company and NHC employees and directors utilized for the exercise of stock options. No fee is charged for these option exercise guarantees.

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


Operating Contracts

     A subsidiary of NHC, the Company's investment advisor, was retained by the Company in August 1999 to manage its eight New England properties. Additionally, effective February 1, 2000, the Company has transferred managerial control of its four Washington state properties pursuant to an advisory agreement with another subsidiary of NHC. Details of these properties can be found in the section entitled "Foreclosure Properties". The operating advisory fee is substantially the same to that which NHI negotiated with a third party management company who operated the Washington State properties for approximately 16 months.


Management Conflict of Interest

     Two of the five directors and all of the officers of the Company occupy positions with NHC, and therefore, there may be conflicts of interest in their duties to the NHC stockholders and Company stockholders. Although the Directors of the Company believe the terms of the NHC leases and the Advisory Agreement are fair and reasonable, not all of the terms of the leases or the Advisory Agreement are fair and reasonable, not all of the terms of the leases or the Advisory Agreement were negotiated on an arm's-length basis. The Company may purchase additional equity interests in real estate from, or make additional mortgage loans to, NHC. Since NHC is the Company's investment advisor, it has a conflict of interest in determining the price to be paid by the Company for additional assets which may be purchased from NHC and the terms of any leases to be entered into between the Company and NHC.

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


Option Exercise Loan Guaranty Program

     The Company has implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to obtain an NHI guaranty of up to $100,000 per year on loans made from commercial banking institutes, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5,000,000. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table below indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 2000.

                           Current        Maximum
                             Loan          Loan             Commercial Bank
                         Outstanding    Outstanding         Originating Loan
W. Andrew Adams          $    -0-       $    -0-            --
Richard F.
   LaRoche, Jr.             100,000        100,000          SouthTrust Bank
Jack Tyrrell                  -0-            -0-            --
Robert T. Webb                -0-            -0-            --
Ted Welch                     -0-            -0-            --
Robert G. Adams               -0-            -0-            SouthTrust Bank
NHC Employees             1,145,366      1,246,749          SouthTrust Bank

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

     (b)  Reports on Form 8-K. - None

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Murfreesboro, State of Tennessee, on the 19th day of March, 2001.

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

     Signature                Title                    Date



/s/ W. Andrew Adams            President & Director         March 19, 2001
W. Andrew Adams               (Principal Executive Officer)



/s/ Richard F. LaRoche, Jr.   Secretary and Director        March 19, 2001
Richard F. LaRoche, Jr.       (Principal Financial Officer)



/s/ Robert T. Webb            Director                      March 19, 2001
Robert T. Webb



/s/ Ted H. Welch              Director                      March 19, 2001
Ted H. Welch



/s/ Robert A. McCabe, Jr.     Director                      March 19, 2001

                        NATIONAL HEALTH INVESTORS, INC.
            FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2000

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

    4.4         Form of Indenture Governing       Incorporated by reference
                the Debentures                    to Exhibit 4.3 to Form S-4
                                                  Registration Statement No.
                                                  33-41863

    4.5         Form of Debenture due 2001        Incorporated by reference
                (7-3/4%)                          to Exhibit 4.3 to Form S-3
                                                  Registration Statement
                                                  No. 33-85398

    4.6         Form of Debenture due 2006        Incorporated by reference
                (7%)                              to Exhibit 1 to Form S-3
                                                  Registration Statement
                                                  No. 33-72370

    4.7         First Supplemental Indenture      Incorporated by reference
                Dated December 15, 1995           to Exhibit 4.7 to Form 10-K
                                                  dated February 26, 1996

                       NATIONAL HEALTH INVESTORS, INC.
            FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2000

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

    23          Consent of Independent Public     Filed Herewith
                     Accountants

                            EXHIBIT 13

                 NATIONAL HEALTH INVESTORS, INC.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets-December 31, 2000 and 1999

Consolidated Statements of Income-For the Years Ended
          December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows-For the Years Ended
          December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity-For the
          Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements



Financial Statements Schedules

Report of Independent Public Accountants on Consolidated Financial
          Statement Schedules

Schedule II    Valuation and Qualifying Accounts

Schedule III   Real Estate and Accumulated
                    Depreciation

Schedule IV    Mortgage Loans on Real Estate

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

      The 2000 consolidated financial statements, together with the Report of Independent Public Accountants, listed in the above index are filed herewith.

NATIONAL HEALTH INVESTORS, INC.

Report of Independent Public Accountants

To National Health Investors, Inc.:

    We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP




Nashville, Tennessee
January 23, 2001

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)
December 31,                                                 2000       1999
Assets
  Real estate properties:
   Land                                                    $ 30,907   $ 31,875
   Buildings and improvements                               315,777    340,966
   Construction in progress                                   2,879        567
                                                            349,563    373,408
   Less accumulated depreciation                            (71,559)   (57,387)
     Real estate properties, net                            278,004    316,021
  Mortgage and other notes receivable, net                  316,355    316,454
  Investment in preferred stock                              38,132     38,132
  Investments in real estate mortgage investment conduits    36,366     37,670
  Cash and cash equivalents                                  47,249     16,723
  Marketable securities                                      39,110     49,650
  Accounts receivable                                         7,528     10,714
  Deferred costs and other assets                             4,233      3,181
    Total Assets                                           $766,977   $788,545

Liabilities
  Long-term debt                                           $143,660   $172,870
  Credit facilities                                          83,000     88,000
  Convertible subordinated debentures                       114,281     95,741
  Accounts payable and other accrued expenses                14,711      7,228
  Accrued interest                                            6,646      6,412
  Dividends payable                                             ---     18,033
  Deferred income                                             7,270      7,621
    Total Liabilities                                       369,568    395,905

  Commitments and guarantees

Stockholders' Equity
  Cumulative convertible preferred stock, $.01 par value;
    10,000,000 shares authorized;
    747,994 and 748,694 shares, respectively,
      issued and outstanding; stated
      at liquidation preference of $25 per share             18,700     18,717
   250,000 shares issued and outstanding, stated
      at liquidation preference of $12 per share              3,000        ---
  Common stock, $.01 par value;
    40,000,000 shares authorized;
     24,392,157 and 24,382,987 shares,
      respectively, issued and outstanding                      244        244
  Capital in excess of par value                            426,260    425,963
  Cumulative net income                                     427,889    394,165
  Cumulative dividends                                     (464,307)  (431,282)
  Unrealized losses on marketable securities                (14,377)   (15,167)
    Total Stockholders' Equity                              397,409    392,640

    Total Liabilities and Stockholders' Equity             $766,977   $788,545

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Consolidated Statements of Income

(In thousands, except share amounts)
Year Ended December 31,                          2000        1999        1998

Revenues:
         Mortgage interest income               $ 37,894    $ 49,049   $ 56,958
         Rental income                            47,525      45,993     42,268
         Investment interest
            and other income                      10,818      11,810      7,326
         Facility operating revenue               51,277      24,306        ---
                                                 147,514     131,158    106,552

Expenses:
         Interest expense                         28,539      25,596     19,112
         Depreciation of real estate              14,172      11,485      8,955
         Amortization of loan costs                1,165         743        688
         Legal expense                             1,011          12         63
         Franchise and excise taxes                  705          93         93
         General and administrative expenses       3,462       3,170      3,736
         Investment loss expense                  14,707      13,800      4,260
         Facility operating expenses              50,029      22,641        ---
                                                 113,790      77,540     36,907

Net income                                        33,724      53,618     69,645

Dividends to preferred stockholders                1,814       1,633      1,676

Net income applicable to common stock           $ 31,910    $ 51,985   $ 67,969

Net income per common share:
         Basic                                  $   1.31    $   2.13   $   2.72
         Diluted                                    1.31        2.13       2.69

Weighted average common shares outstanding:
         Basic                                24,383,932  24,365,027 24,964,047
         Diluted                              24,564,873  24,367,529 28,689,192


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)
Year Ended December 31                                2000      1999      1998
Cash flows from operating activities:
        Net income                                  $ 33,724  $ 53,618  $ 69,645
        Depreciation of real estate                   14,172    11,485     8,955
        Provision for investment losses               14,707    13,800     4,260
        Amortization of loan costs                     1,165       743       688
        Interest on debenture conversion                  10       ---       324
        Deferred income received                          68     1,095     1,906
        Amortization of deferred income                 (939)   (1,668)   (2,022)
        Amortization of discount on investments       (2,727)   (1,563)      ---
        (Increase) Decrease in accounts receivable      (220)   (8,382)      643
        Increase in deferred costs and other assets   (2,217)   (1,177)       (2)
        Increase in accounts payable
          and accrued liabilities                      5,867     5,482       531
           Net cash provided by operating activities  63,610    73,433    84,928

Cash flows from investing activities:
        Investment in mortgage notes receivable      (28,344)  (22,163)  (67,564)
        Collection of mortgage notes receivable       43,588    16,287     3,872
        Prepayment of mortgage notes receivable        4,027       ---    93,891
        Acquisition of and construction of
          property and equipment, net                 (3,202)  (14,318)  (40,724)
        Investment in preferred stock                    ---       ---   (38,132)
        (Investment in) Sale of marketable
          securities, net                             13,115   (33,173)  (30,081)
        Net cash provided by (used in)
              investing activities                    29,184   (53,367)  (78,738)

Cash flows from financing activities:
        Payments on credit facilities                (23,545)      ---       ---
        Proceeds from credit facilities                  ---    29,500    58,500
        Proceeds from long-term debt                     823    25,773       243
        Payments on long-term debt                   (11,488)   (4,462)   (4,343)
        Proceeds from (payments on) convertible
          subordinated debentures                     20,000      (800)      (40)
        Dividends paid to stockholders               (51,058)  (73,761)  (75,759)
        Sale of stock and exercise of stock options      ---       ---     1,953
  Sale of cumulative convertible preferred stock       3,000       ---       ---
        Repurchase of common stock                       ---       ---   (31,252)
           Net cash used in financing activities     (62,268)  (23,750)  (50,698)
Increase (Decrease)in cash and cash equivalents       30,526    (3,684)  (44,508)
Cash and cash equivalents, beginning of period        16,723    20,407    64,915
Cash and cash equivalents, end of period            $ 47,249  $ 16,723 $  20,407

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                      NATIONAL HEALTH INVESTORS, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In thousands, except share amounts)
                              Cumulative Convertible Preferred Stock      Common Stock
                              --------------------------------------   ------------------
                              Shares    Amount     Shares    Amount      Shares     Amount
                              ------    ------     ------    ------      ------     ------
                              At $25 per share       At $12 per share
                              -----------------    ------------------  ----------  ------
Balance at 12/31/97           833,664   $20,842       ---    $   ---   24,753,570   $248
Net income                        ---       ---       ---        ---          ---    ---
Unrealized losses
  on marketable
  securities, net                 ---       ---       ---        ---          ---    ---
Total comprehensive income
Shares sold                       ---       ---       ---        ---       66,973      1
Common shares repurchased         ---       ---       ---        ---   (1,122,075)   (12)
Shares issued in conversion
  of convertible debentures
  to common stock                 ---       ---       ---        ---      607,327      6
Shares issued in conversion
  of preferred stock to
  common stock                (64,770)   (1,620)      ---        ---       58,596      1
Dividends to common share-
  holders ($2.96 per share)       ---       ---       ---        ---          ---    ---
Dividends to preferred share-
  holders ($2.125 per share)      ---       ---       ---        ---          ---    ---
Balance at 12/31/98           768,894    19,222       ---        ---   24,364,391    244

Net income                        ---       ---       ---        ---          ---    ---
Unrealized losses on
  marketable securities,
  net                             ---       ---       ---        ---          ---    ---
Total comprehensive income
Shares issued in conversion
  of convertible debentures
  to common stock                 ---       ---       ---        ---          316    ---
Shares issued in conversion
  of preferred stock to
  common stock                (20,200)     (505)      ---        ---       18,280    ---
Dividends to common share-
  holders ($2.96 per share)       ---       ---       ---        ---          ---    ---
Dividends to preferred
  shareholders ($2.125
  per share)                      ---       ---       ---        ---          ---    ---
Balance at 12/31/99           748,694    18,717       ---        ---   24,382,987    244

Net income                        ---       ---       ---        ---          ---    ---
Unrealized gains on mar-
  ketable securities,
  net                             ---       ---       ---        ---          ---    ---
Total Comprehensive Income
Shares sold                       ---       ---   250,000      3,000          ---    ---
Shares issued in con-
  version of con-
  vertible debentures
  to common stock                 ---       ---       ---        ---        8,537    ---
Shares issued in con-
  version of preferred
  stock to common stock          (700)      (17)      ---        ---          633    ---
Dividends to common share-
  holders ($1.28 per share)       ---       ---       ---        ---          ---    ---
Dividends to preferred
  shareholders                    ---       ---       ---        ---          ---    ---
Balance at 12/31/00           747,994   $18,700   250,000     $3,000   24,392,157   $244

                                                                              Unrealized     Total
                               Capital in                                     Losses on      Stock
                               Excess of         Cumulative     Cumulative    Marketable     holders'
                               Par Value         Net Income      Dividends    Securities     Equity
                               ---------         ----------      ---------    ----------     --------
Balance at 12/31/97            $434,135          $270,902        $(282,047)   $   ---        $444,080
Net income                          ---            69,645              ---        ---          69,645
Unrealized losses on
  marketable securites,
  net                               ---               ---              ---     (3,284)         (3,284)
Total comprehensive income                                                                     66,361
Shares sold                       1,952               ---              ---        ---           1,953
Common shares repurchased       (31,240)              ---              ---        ---         (31,252)
Shares issued in con-
  version of convertible
  debentures to common
  stock                          18,983               ---              ---        ---          18,989
Shares issued in conver-
  sion of preferred stock
  to common stock                 1,619               ---              ---        ---             ---
Dividends to common share-
  holders ($2.96 per share)         ---               ---          (73,795)       ---         (73,795)
Dividends to preferred
  shareholders ($2.125
  per share)                        ---               ---           (1,676)       ---          (1,676)
Balance at 12/31/98             425,449           340,547         (357,518)    (3,284)        424,660

Net income                          ---            53,618              ---        ---          53,618
Unrealized losses on
  marketable securities,
  net                               ---               ---              ---    (11,883)        (11,883)
Total comprehensive income                                                                     41,735
Shares issued in conver-
  sion of convertible
  debentures to common
  stock                               9               ---              ---        ---               9
Shares issued in conver-
  sion of preferred stock
  to common stock                   505               ---              ---        ---             ---
Dividends to common share-
  holders ($2.96 per share)         ---               ---          (72,131)       ---         (72,131)
Dividends to preferred
  shareholders ($2.125
  per share)                        ---               ---           (1,633)       ---          (1,633)
Balance at 12/31/99             425,963           394,165         (431,282)   (15,167)        392,640

Net income                          ---            33,724              ---        ---          33,724
Unrealized gains on mar-
  ketable securites, net            ---               ---              ---        790             790
Total comprehensive income                                                                     34,514
Shares sold                         ---               ---              ---        ---           3,000
Shares issued in conver-
  sion of convertible
  debentures to common
  stock                             280               ---              ---        ---             280
Shares issued in conver-
  sion of preferred
  stock to common
  stock                              17               ---              ---        ---             ---
Dividends to common share-
  holders ($1.28 per share)         ---               ---          (31,211)       ---         (31,211)
Dividends to preferred
  shareholders                      ---               ---           (1,814)       ---          (1,814)
Balance at 12/31/00             426,260          $427,889        $(464,307)  $(14,377)       $397,409

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999, and 1998


Note 1. Organization

     National Health Investors, Inc. ("NHI" or the "Company") is a Maryland real estate investment trust ("REIT") that was incorporated on July 24, 1991. NHI's revenue is derived from interest income on mortgage loans, from rent generated on leased properties and from the operations of long-term health care facilities on which NHI has foreclosed or has accepted deeds in lieu of foreclosure. NHI invests in health care properties including long-term care centers, acute care hospitals, medical office buildings, assisted living facilities and retirement centers. These properties are located throughout the United States and are operated by qualified health care providers.


Note 2. Summary of Significant Accounting Policies

     Basis of Presentation - The consolidated financial statements include the accounts of NHI and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Real Estate Properties - NHI records properties at cost, including capitalized interest during construction periods. NHI uses the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), NHI evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, NHI reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

     Allowance for Loan Losses - The allowance for loan losses is considered adequate to cover potential losses on NHI's mortgage and other notes receivable. In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of
FASB Statements No. 5 and 15," the allowance is determined on a specific loan basis and is based on an evaluation of the estimated collectibility of loan payments and general economic conditions.

     Cash Equivalents - Cash equivalents consist of all highly liquid investments with a maturity of three months or less.

     Federal Income Taxes - NHI intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHI will not be subject to federal income tax provided it distributes at least 95% (90% in 2001 and thereafter) of its REIT taxable income to its stockholders and meets other requirements to continue to qualify as a real estate investment trust. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. NHI's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHI.

     The primary difference between NHI's tax basis and the reported amounts of NHI's assets and liabilities is a higher tax basis than book basis in its real estate properties by approximately $16,523,000 and in mortgage and other notes receivable by approximately $2,654,000.

     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, differences in recognition of commitment fees, differences in the estimated useful lives used to compute depreciation expense and differences in the treatment of accrued interest expense that existed at the time debentures were converted to common stock.

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

     Other Assets - Other assets include NHI's $296,000 investment in Summerfield Development LLC ("Summerfield"), a real estate development company. Summerfield is a related party of NHI, since certain members of NHI's management and Board of Directors are also members of Summerfield. NHI carries its investment in Summerfield at cost in the consolidated balance sheets.

     Deferred Income - Deferred income primarily includes non-refundable loan commitment fees received by NHI, which are amortized into income by the interest method over the expected period of the related loans. In the event that a potential borrower chooses not to borrow funds from NHI, the related commitment fees are recognized into income when the commitment expires.

     In management's opinion, these loan commitment fees approximate the loan commitment fees that NHI would currently charge to enter into similar agreements based on the terms of the agreements and the creditworthiness of the parties, and the committed interest rates are approximately the same as current levels of interest rates.

     Rental Income - Rental income is recognized by NHI based on the terms of NHI's leases. Under certain of its leases, NHI receives contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter. NHI recognizes contingent rent annually or quarterly, as applicable, when, based on the actual revenues of the lessee, receipt of such income is assured.

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

     Investment interest and other income - Investment interest and other income includes dividends and interest received from investments in marketable securities, realized gains and losses on sales of marketable securities, interest on cash and cash equivalents and amortization of deferred income.

     Facility Operating Revenue - Facility operating revenue is generated from the long-term health care facilities on which NHI has foreclosed or has accepted deeds in lieu of foreclosure. With certain elections, unqualified income generated by these foreclosure properties is expected to be treated as qualified income for up to six years for the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status. NHI has engaged subsidiaries of National HealthCare Corporation ("NHC") to manage these foreclosure properties. Approximately 75% and 75% of NHI's facility operating revenue in 2000 and 1999 is derived from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on fixed rates subject to program cost ceilings. Facility operating revenues is recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. These allowances and discounts were $15,454,000 and $3,339,000 in 2000 and 1999, respectively. Amounts earned under Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in facility operating revenue in the year finalized.

     Stock-Based Compensation   NHI accounts for stock-based compensation
arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. NHI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, no compensation cost has been recognized in the consolidated statements of income for NHI's stock option plan. See Note 14 for additional disclosures about NHI's stock option plan.

     Comprehensive Income - NHI adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements. NHI reports its comprehensive income in the consolidated statements of stockholders' equity.

     Segment Disclosures - NHI adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") effective January 1, 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders. NHI operates in one industry segment; consequently, the adoption of SFAS 131 had no effect on NHI.

     New Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000.

     NHI's implementation of SAB 101 in the fourth quarter did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

     From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133")
and various amendments and interpretations.   SFAS 133, as amended,
establishes accounting and reporting standards requiring that any derivative instrument (including a derivative embedded in a hybrid instrument) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHI will adopt SFAS 133, as amended, effective January 1, 2001.

     NHI's investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 will require that NHI account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because NHI will not be using the purchased call options as hedging instruments, SFAS 133 will require that NHI report changes in the fair value of the separated call options currently in earnings. In addition, NHI will be required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At January 1, 2001, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133, as amended, did not have a material effect on NHI's financial position, results of operations or cash flows. However, future changes in the fair value of the purchased all options could introduce significant volatility into NHI's results of operations in future fiscal quarters.

     Prior Year Reclassifications - Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.


Note 3. Real Estate Properties

     The following table summarizes NHI's real estate properties by type of facility and by state as of December 31, 2000:

                                                   Buildings,
                                 Number          Improvements &               Mortgage
                                 of               Construction  Accumulated   Notes
Facility Type and State       Facilities  Land     in Progress  Depreciation  Payable
(Dollar amounts in thousands)
Long-Term Care:
Alabama                            2    $    95      $  5,165      $ 2,085  $   409
Arizona                            1        453         6,678          699    2,645
Florida                            5      2,535        38,726       10,480    8,192
Georgia                            1         52           865          542      131
Idaho                              2        365         6,673          795      ---
Kentucky                           3        201         2,899        1,390      ---
Massachusetts                      4      1,189        16,370        1,949      ---
Missouri                           5      1,171        23,072        7,928   13,479
New Hampshire                      3      1,483        20,341        2,395      ---
South Carolina                     3        572        11,543        4,938    4,881
Tennessee                         21      2,118        45,127       17,044    9,902
Virginia                           1        176         2,511          935    3,425
Washington                         4      1,881         9,936        1,223      ---
Total Long-Term Care              55     12,291       189,906       52,403   43,064

Acute Care:
Kentucky                           1        540         9,169        1,698      ---
Total Acute Care                   1        540         9,169        1,698      ---

Medical Office Buildings:
Florida                            1        170         3,349          930      ---
Illinois                           1        ---         1,925          127      ---
Kentucky                           1         23         3,667          969      ---
Louisiana                          1        ---         3,487        1,043      ---
Texas                              2        631         9,676        1,796      ---
Utah                               1        223         6,886        2,026      ---
Total Medical Office
   Buildings                       7      1,047        28,990        6,891      ---

Assisted Living:
Arizona                            4      1,757        13,622          651      ---
Florida                            4      7,095        33,044        3,479      ---
New Hampshire                      1        218         3,048          352      ---
New Jersey                         1      4,229        13,030        1,862      ---
South Carolina                     1        344         2,879          141      ---
Tennessee                          3        874         7,061          327      ---
Texas                              1      2,094         9,091        1,239      ---
Total Assisted Living             15     16,611        81,775        8,051      ---

Retirement Centers:
Missouri                           1        354         3,172        1,084      ---
Tennessee                          2         64         5,644        1,432      ---
Total Retirement Centers           3        418         8,816        2,516      ---
Total                             81    $30,907      $318,656      $71,559  $43,064

     Certain of NHI's real estate properties are pledged as collateral on individual mortgage notes payable, as noted in the table above. Additionally, as a result of the renegotiation of NHI's senior secured bank credit facility, as discussed in Note 9, all of NHI's real estate properties also are pledged as collateral on that senior secured bank credit facility.

     For the years ended December 31, 2000, 1999 and 1998, NHI capitalized interest costs during construction periods of $191,000, $58,000, and $216,000, respectively.

Foreclosure Properties

     All Seasons Living Centers - On October 16, 1998, NHI purchased from All Seasons Living Centers for approximately $13,700,000 (the then current loan balance) all of the real estate, property and equipment of the four long-term health care facilities described above (502 beds), but excluding the two leasehold properties. The purchase was undertaken in lieu of foreclosure after certain technical defaults on NHI's loan agreements and after the death of the principal owner. Sunrise Healthcare Corporation, a subsidiary of Sun Healthcare Group, Inc., was initially engaged by NHI to manage the facilities. Effective February 1, 2000, NHI engaged a subsidiary of National HealthCare Corporation ("NHC") to manage the facilities. In December 2000, NHI closed one of the facilities.

     Iatros Health Network - In May 1999, NHI declared the three borrowers under this group of mortgage loans in default under the terms of the loan agreements. The events of default included the violation of the financial covenants contained in the loan agreement and the failure to make timely payments of principal and interest. On August 10, 1999, NHI purchased from the borrowers for approximately $41,800,000, (the then current loan balance) all of the real estate, property and equipment of the seven long-term health care facilities and the retirement center. The purchase was undertaken in lieu of foreclosure. Effective the date of the foreclosure, NHI engaged a subsidiary of NHC to manage the facilities.

     NHI is treating the All Seasons Living Centers and Iatros Health Network properties described above as foreclosure property for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.


     Pinellas Healthcare Investors, Inc. - During the second quarter of 2000, Lenox Healthcare, Inc. ("Lenox"), the operator of a long-term health care facility in Florida that secured one of NHI's mortgage loans, notified NHI that it rejected its lease with bankruptcy court approval. See Note 4 for further discussion of Lenox and its bankruptcy filing. NHI approved the assignment of the Lenox lease to an unaffiliated company in order to allow the facility to continue operations. On September 15, 2000, NHI completed foreclosure action against the borrower and obtained title to the facility.
At December 31, 2000, the net carrying value of the realty is approximately $1,449,000. Although the property has been leased to a third party, rental income is limited to available cash flow, of which there currently is none. NHI believes that the combined collateral supports the net carrying value of the realty.


Foreclosure and Subsequent Sale of Property

     Stockbridge Investment Partners, Inc. -On December 30, 1999, NHI purchased from the borrowers for approximately $25,900,000 (the then current loan balance) all of the real estate, property and equipment of the six long-term health care facilities. NHI also received on December 30, 1999, the accounts receivable of the facilities approximating $2,200,000 as consideration for unpaid interest on the mortgage loan. The purchase was undertaken in lieu of foreclosure.

     Effective January 1, 2000, NHI sold to Care Foundation of America, Inc. ("Care") all of the real estate, property and equipment of the six long-term health care facilities. The sale price was $25,900,000, which was NHI's basis in the properties. Care assumed the first mortgage which had previously been owed by Stockbridge Investment Partners, Inc. In accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"), NHI has accounted for the sale under the installment method. The note receivable from Care bears interest at 11.5% and is collateralized by the first mortgages on the six long-term health care facilities and the corporate guarantee of NHC for up to $3,000,000 of principal and interest. During 2000, NHI recognized $2,615,000 of mortgage interest income on this note receivable under the installment method. The president of Care is a member of NHI's Board of Directors.


Proposed Sale of Real Estate Property

     Effective December 29, 2000, NHI entered into an agreement with an unrelated third party buyer to sell a long-term health care facility located in Grangeville, Idaho. The sale is expected to close during 2001. The agreed sales price of the facility is $2,300,000 and the property has a net carrying value of approximately $2,300,000, after recording an impairment loss of $156,000. For the years ended December 31, 2000, 1999, and 1998, NHI's rental income from this long-term health care facility was $315,000, $307,000 and $300,000, respectively and depreciation expense was $70,000 for each of the three years.


Note 4. Mortgage and Other Notes Receivable

     The following is a summary of mortgage and other notes receivable by type:

                                            December 31
                                       2000           1999
          Mortgage loans           $309,435,000   $321,722,000
          Construction loan           6,125,000      1,617,000
          Term loans                  3,449,000      3,537,000
                                    319,009,000    326,876,000
                                    -----------    -----------
          Loan loss allowance        (2,654,000)   (10,422,000)
                                    -----------    -----------
                                   $316,355,000   $316,454,000

     The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2000:

             Final         Number of                                     Principal
          Payment Date      Loans        Payment Terms                    Amount

              Mortgage Loans:


            2001             1     Monthly payments of $353,000, which
                                   include interest of 11.5%.           $ 25,518,000

            2001             1     Monthly payments of $210,000, which
                                   include interest at 10%.  Balloon payment
                                   of $25,161,000 due at maturity.        23,708,000

            2001             1     Loan participation agreement with
                                   SouthTrust Bank acquiring a 50% interest
                                   in six mortgage notes.  Monthly payments
                                   which include interest at a variable rate
                                   equal to the London Interbank Offered
                                   Rate ("LIBOR") plus 2.2%.  Balloon payment
                                   of $25,199,000 due at maturity.        22,052,000

            2003             1     Monthly payments of $98,000, which
                                   include interest at 11%.  Contingent
                                   interest related to the increase in
                                   certain lease payments of the facilities
                                   over a base year is paid annually.  Balloon
                                   payment of $8,667,000 due at maturity.  9,191,000

            2005             1     Monthly payments of $101,000, which include
                                   interest at 11.75%.  The interest rate
                                   escalates annually by .1% per year.
                                   Contingent interest related to a percentage
                                   of the facilities' annual increase in revenue
                                   over a base year is due annually.  Balloon
                                   payment of $7,067,000 due at maturity.  8,445,000

            2006            1      Monthly payments of $240,000, which include
                                   interest at 10.8%, adjusted annually to
                                   include principal and interest at a rate equal
                                   to .15% above the previous year's rate.  Balloon
                                   payment of $18,901,000 due at maturity.19,318,000

            2007            1      Monthly payments of $628,000, which include
                                   interest at 10.5%.  Contingent interest
                                   related to a percentage of the facilities'
                                   annual increase in revenue over a base
                                   year is due annually. Balloon payment of
                                   $40,597,000 due at maturity.           41,197,000

            2007            1      Monthly payments of $91,000, which include
                                   interest at 10.5%.  Contingent interest re-
                                   lated to a percentage of the facilities'
                                   annual increase in revenue over a base
                                   year is due annually.  Balloon payment of
                                   $8,161,000 due at maturity.             8,862,000

            2009            1      Monthly payments of $135,000, which
                                   include interest at 9.5%.  Contingent
                                   interest related to a percentage of
                                   the facilities' annual increase in revenue
                                   over a base year is paid annually.  Balloon
                                   payment of $12,923,000 due at maturity.14,936,000

            2009            1      Monthly payments of $187,000, which include
                                   interest at 10.25%.  Balloon payment of
                                   $17,010,000 due at maturity.           18,582,000

            2010            1      Monthly payments of $183,000, which include
                                   interest at 11.75%.  The interest rate will
                                   escalate .1% per year through September 1,
                                   2005, the anniversary date of the note.
                                   Effective September 1, 2005, the monthly
                                   payment will be adjusted to include interest
                                   at the greater of 12.25% or the rate that
                                   five-year United States securities yield
                                   plus 4.5%.                             12,699,000

          2002 - 2010       24     Monthly payments from $3,000 to $76,000,
                                   which include interest at 7.75% to 13.18%.
                                   Principal outstanding ranges from $323,000
                                   to $7,745,000.                        104,927,000

              Construction Loan:
            2010            1      Monthly payment of interest only
                                   at the rate of 10% during construction.
                                   The construction note will convert to a
                                   mortgage note at close of construction. 6,125,000
              Term Loans:

            2019            3      Monthly payments of $29,000, which
                                   include interest at 7.5%.               3,449,000
                                                                        $319,009,000

     The mortgage notes receivable are generally first mortgage notes secured by the real estate of long-term health care centers, medical office buildings, assisted living facilities and retirement centers in the states of Alabama, Arizona, Colorado, Florida, Georgia, Kansas, Louisiana, Maryland, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, and Wisconsin.

    The mortgage notes receivable are secured by first mortgages on the real property and UCC liens on the personal property of the facilities. Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.

Borrower Bankruptcy

     During the fourth quarter of 1999, NHI was informed of the bankruptcy of Lenox Healthcare, Inc. and its affiliates ("Lenox"), one of its major customers. The bankruptcy resulted in the foreclosure of two loans (the Stockbridge Investment Partners, Inc. and the Pinellas Healthcare Investors, Inc. investments discussed in Note 3). Lenox emerged from bankruptcy during the fourth quarter of 2000 and re-affirmed the balance of another first mortgage indebtedness to NHI (carrying amount of $22.9 million at December 31, 2000). Although not directly impacted by the Lenox bankruptcy filing, three of NHI's mortgage notes receivable (total carrying amount of $29.5 million at December 31, 2000) are affiliated with Lenox as a result of common ownership. NHI believes that the expected cash flows from these loans, along with the value of the collateral (18 long-term health care facilities and certain corporation and personal guarantees), support the carrying amounts at December 31, 2000.


Other Non-Performing Loans

     SouthTrust Loan Participation - NHI has a 50% interest in a loan made by SouthTrust Bank to Integrated Health Services, Inc. ("IHS"). NHI's net receivable balance at December 31, 2000 totaled $22,052,000, after a write-down of $3,591,000 during 2000. IHS and its affiliates have not paid principal and interest since March 2000 and have filed for Chapter 11 bankruptcy protection. In May 2000 during a collateralization hearing, the bankruptcy court ruled that the value of the collateral supporting NHI's loan exceeded the balance due to NHI under the loan; however, the debtor is not currently making mortgage payments. NHI and SouthTrust Bank have filed for a bankruptcy court order requiring IHS to make "adequate protection payments" and are awaiting the ruling of the bankruptcy court. Based on NHI's knowledge of the collateral, NHI believes that the collateral supports the net carrying amount of this loan at December 31, 2000.

     Autumn Hills Convalescent Centers, Inc. - In 1997, NHI funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills")in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities, and certain corporate and personal guarantees. These facilities are located in Texas.

    NHI has not received all principal and interest payments since April 2000. NHI has entered into a forbearance agreement with Autumn Hills, which allows for partial payments while Autumn Hills attempts to secure HUD financing. NHI also has filed a lawsuit against the individual guarantor on his guarantee. In December 2000, Autumn Hills proposed a settlement that would provide approximately $42,000,000 plus additional secured and unsecured notes for the balance of the indebtedness. Additionally, a judgment against the individual guarantor will be entered, but enforcement delayed pending the successful completion of the HUD process.

     Morningside - NHI's net carrying value totaled approximately $20,767,000 at December 31, 2000 and is secured by four long-term health care facilities in Virginia and Maryland. NHI has not received all principal and interest payments since September 2000 and the owners of the facilities have indicated that they will make no additional equity contributions to the facilities. NHI has filed a lawsuit against the individual guarantors on their guarantees.
NHI believes that the collateral supports the net carrying amount of the mortgage.


Impairments

    During 2000, 1999 and 1998, NHI concluded that based on then events surrounding the mortgage loans discussed above, the loans on which NHI has previously foreclosed (as discussed in Note 3) and NHI's investment in real estate mortgage investment conduits discussed in Note 8 required the writeoff or provision for loan loss allowances related to principal and previously accrued interest income. During these periods, these investments were affected by various bankruptcy court rulings and judgments about possible refinancing and other collateral values. It is possible that additional events (including borrowers emerging from bankruptcy, additional bankruptcy court rulings, the completion by the borrowers of refinancings with other lenders or other events that affect collectibility) could occur that, if adverse to NHI, would indicate a further impairment of the net carrying amount of these investments. If such adverse events occur, NHI will record the additional losses in the period the events are known.

     The provision for investment losses in 2000, 1999 and 1998 was $14,707,000, $13,800,000 and $4,260,000, respectively. At December 31, 2000 and 1999, mortgage and other notes receivable have been reduced by an allowance for loan losses of $2,654,000 and $10,422,000, respectively.


Note 5. Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Mortgage and other notes receivable - The fair value of NHI's mortgage and other notes receivable is estimated based on the current rates offered by NHI and other REITs and financial institutions for the same or similar types of mortgage and other notes receivable of the same or similar maturities.

    Investment in preferred stock - The fair value is estimated based on the current rates offered by NHI and other REITs for similar investments and is the same as the carrying amount.

     Investments in real estate mortgage investment conduits - The fair value of NHI's investments in real estate mortgage investment conduits is estimated based on the present value of the estimated cash flows discounted at a rate comparable to current rates offered by NHI, other REITs and financial institutions for similar investments.

    Marketable securities - The fair market value is estimated based on quoted market prices and is the same as the carrying amount for securities available for sale.

     Accounts receivable - The carrying amount approximates fair value because of the short-term nature of these receivables.

     Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-term debt and credit facilities - The fair value of NHI's long-term debt and credit facilities is estimated based on the current rates offered to NHI and other REITs for debt of the same remaining maturities. The fair value of the debt transferred from NHC to NHI is estimated to approximate the carrying value of the debt as NHC is obligated to pay NHI debt service rent.

    Convertible subordinated debentures - The fair value of NHI's 1997 debentures, 1995 debentures and senior debentures is estimated based on the quoted market prices of the debentures.

     Payables and accrued expenses - The carrying amount approximates fair value because of the short-term nature of these liabilities.

     The estimated fair values of NHI's financial instruments are as follows:

(in thousands)
December 31                              2000                     1999
                                   Carrying    Fair         Carrying    Fair
                                    Amount     Value         Amount     Value
Mortgage and other
   notes receivable                $ 316,355 $ 316,355      $ 316,454 $ 316,454
Investment in preferred stock         38,132    38,132         38,132    38,132
Investments in real estate mort-
   gage investment conduits           36,366    36,366         37,670    37,670
Marketable securities                 39,110    29,440         49,650    45,798
Accounts receivable                    7,528     7,528         10,714    10,714
Cash and cash equivalents             47,249    47,249         16,723    16,723
Long-term debt and credit
   facilities                       (226,660) (226,660)      (260,870) (260,870)
Convertible subordinated
   debentures                       (114,281)  (47,865)       (95,741)  (40,868)
Payables and accrued expenses        (21,357)  (21,357)       (31,673)  (31,673)

Note 6.  Investment in Preferred Stock

     In September 1998, NHI purchased two million shares of the cumulative preferred stock of another REIT. The nonvoting preferred stock is convertible into common stock at a 1:1 ratio. The fair value of the common stock is less than NHI's carrying amount of the preferred stock. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. The preferred stock is not redeemable by NHI or the issuer. The preferred stock, which is not listed on a stock exchange, is considered a nonmarketable security and is recorded at cost in the consolidated balance sheets. Amounts received from the 8.5% coupon rate are recorded as income when earned.


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

          Marketable securities consist of the following:

(in thousands)
December 31                   2000               1999
                        Amortized   Fair     Amortized   Fair
                           Cost    Value       Cost      Value
Available for sale       $30,720   $16,343   $43,835   $28,668

Held to maturity          22,767    13,097    20,982    17,130

                         $53,487   $29,440   $64,817   $45,798

     NHI's available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates. NHI's held to maturity marketable securities consist of convertible corporate bonds, all of which mature in the next three years.

     Proceeds from the sale of investments in available for sale securities during the year ended December 31, 2000 were $12,314,000. Gross investment gains of $689,000 and gross investment losses of $1,489,000 were realized on these sales during the year ended December 31, 2000.

     Proceeds from the sale of investments in available for sale securities during the year ended December 31, 1999 were $804,000. Gross investment gains of $83,000 were realized on these sales during the year ended December 31, 1999.


Note 8. Investments in Real Estate Mortgage Investment Conduits

     On December 29, 1995, NHI purchased for $6,158,000 a participating interest in a real estate mortgage investment conduit ("REMIC") in the form of one class of certificates issued in the aggregate principal amount of $146,104,000 (the "1995 REMIC"). On November 9, 1993, NHI purchased for $34,196,000 a participating interest in a REMIC in the form of nine classes of certificates issued in the aggregate principal amount of $172,928,000 (the "1993 REMIC"). Both of the REMICs represent the entire beneficial ownership interest in a trust fund. Each trust fund consists of pools of mortgage loans, each secured by a first lien on a property that is used in providing long-term nursing care and certain other assets.

     Pursuant to SFAS 115, NHI has classified its investments in the certificates as held to maturity debt securities. Accordingly, the investments in the certificates have been recorded at the amortized cost in NHI's consolidated financial statements. The effective yields, as calculated, have been used to accrue income based on actual and projected future cash flows that reflect actual and assumed mortgage prepayments and interest rates. The average remaining lives of the mortgages in the 1995 REMIC and the 1993 REMIC are calculated to be 4.9 years and 2.8 years, respectively.

     During 2000, NHI was informed by the servicer of the 1993 REMIC that certain of the borrowers within the 1993 REMIC were not making the required debt service payments. As a result, NHI wrote off $2,246,000 of the 1993 REMIC value, which has been recorded as investment loss expense in the consolidated statements of income. In addition, during 2000, NHI received $1,850,000 of interest payments from the servicer of the 1993 REMIC that has not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 REMIC. NHI continually monitors the carrying amounts of the 1995 and 1993 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of December 31, 2000.


Note 9. Long-term Debt and Credit Facilities

     Long-term debt and credit facilities, including refinancing commitments, consist of the following:

                                                       Weighted Average    Final             Principal
                                                        Interest Rate    Maturities            Amount
                                                       ---------------- ---------
December 31                                                                             2000           1999
          Senior secured bank credit facility,              Variable,
               principal and interest payable monthly         8.7%         2002     $ 83,000,000   $        ---

          Senior secured notes, principal and               Variable,
               interest payable quarterly                     6.6%         2009       19,057,000     20,592,000

          Senior secured notes, principal and interest
               payable semiannually                           8.4%         2005        8,211,000     10,993,000

          Senior secured notes, principal and interest
               payable semiannually                           8.3%         2003          414,000        580,000

          Senior unsecured line of credit agreement,
               refinanced as senior secured bank
               credit facility in 2000                        ---           ---              ---     88,000,000

          Senior unsecured term loan,
               repaid in 2000                                 ---           ---              ---        500,000

          Unsecured term credit note, refinanced as
               senior secured bank credit facility
               in 2000                                        ---           ---              ---     25,000,000

          Unsecured notes, interest payable semi-
               annually, principal due at maturity            7.3%         2007      100,000,000    100,000,000

          Unsecured note payable to NHC, interest
               payable monthly, principal due at
               maturity                                       8.4%         2005        1,773,000            ---

          First mortgage notes, principal payable in
               periodic installments, interest
               payable monthly                                5.0%         2017          895,000        915,000

          First mortgage revenue bonds, principal
               payable in periodic installments,           Variable,
               interest payable monthly                       5.4%         2001-2014  13,310,000     14,290,000

                                                                                     -----------     ----------
                                                                                    $226,660,000   $260,870,000

     NHI's previously unsecured line of credit agreement was originally scheduled to mature October 10, 2000. After a 30-day extension of the maturity of the line of credit and a combined payment of $31,000,000, NHI's senior unsecured line of credit agreement and its $25,000,000 unsecured term credit note were combined into an $84,000,000 senior secured bank credit facility. The new facility is divided into three tranches; one tranche is $65,455,000 (previously the senior unsecured line of credit agreement), the second tranche is $18,545,000 (previously the unsecured term credit note) and the third tranche is an available letter of credit tranche for $5,068,000 which secures tax exempt debt with underlying debt which matures from 2001-2014. Under the terms of the new facility, NHI is required to make principal payments of $1,000,000 a month commencing on December 1, 2000 through June 1, 2001, increasing to $2,000,000 a month from July 1, 2001 through December 1, 2001. Additional installments in the amount of $18,000,000, $41,268,000 (including $5,068,000 in letters of credit) and $10,800,000 are due and payable on June 1, 2001, December 31, 2001 and July 31, 2002, respectively. The new combined facility bears interest at a rate of LIBOR plus 2% and provides for a default rate of interest at LIBOR plus 4% upon an event of default and certain other events.

     In addition to these debt obligations, NHI has other letters of credit of $11,615,000 million that mature during 2001. A non-renewal of these letters of credit would require NHI to repay the debt obligations secured by the letters of credit.

     The 7.3% unsecured notes (the "Notes"), have no sinking fund provisions. The Notes are senior unsecured obligations of NHI and rank equally with NHI's other unsecured senior debt. NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

     The debt identified as senior secured notes maturing in 2009 was financed through NHC, National Health Corporation, ("National") and through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP") before being transferred to NHI in 1991. On July 30, 1999, National was notified by SunTrust Bank of Nashville, N.A., the Agent for itself and certain other lenders for the above-referenced loan, that as Agent it disputed the allocation of certain collateral between itself and another lending institution. Additional collateral has been pledged to the banks and the banks have agreed to forbear agents exercising any remedies resulting from this issue.

     The debt identified as senior secured notes maturing in 2003 and 2005 was also financed through NHC, National and the ESOP before being transferred to NHI in 1991. During 2000, NHI failed to meet a requirement under the agreements that its senior unsecured debt be rated investment-grade by certain investment rating services. As a result of NHI's failure to meet the investment-grade rating requirement, the holders of the notes, as permitted by the terms of the agreements, delivered a tender notice to NHC, requiring it to purchase the outstanding notes. In order to protect the interests of NHC, NHI and National Health Realty, Inc. ("NHR"), NHC purchased the notes. At the time of NHC's purchase of the notes, the entire balance outstanding was $23,242,000, of which $9,750,000 was the primary obligation of NHI. On September 30, 2000, NHI had the liquidity and purchased the $23,214,000 debt instrument from NHC. Subsequently and as required by NHI's November 10, 2000 senior secured bank credit facility, NHC repurchased the outstanding notes from NHI at NHI's carrying amount. At December 31, 2000, NHI's primary obligations under these senior secured notes is $8,625,000, which amount is included in NHI's long-term debt.

     In regard to the debt identified as senior secured notes maturing in 2009 (total outstanding balance of $30,487,000 at December 31, 2000, of which $19,057,000 is the primary obligation of NHI), the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of the put option by the lending institutions, NHI is obligated to purchase 62% of the then outstanding balance and NHC is obligated to purchase 38% of the then outstanding balance. NHI and NHC are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that NHI, NHC and National make additional principal repayments on the debt during 2001. However, if the lending institutions exercise the put option, NHI and NHC would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on NHI's financial position and cash flows.

     National also has additional debt obligations financed through the ESOP (total outstanding balance of $15,688,000 million at December 31, 2000). None of this debt is the primary obligation of NHI. However, this debt is cross-defaulted with NHI's debt obligations. Under the terms of these debt agreements, the lending institutions have the right to put the entire outstanding balance of the debt to National at any time after January 20, 2001. The lending institutions have not exercised their put option; however, if the lending institutions do exercise that option and National is unable to purchase the entire outstanding balance of the debt, National's debt along with NHI's debt would be in default, which would have a material adverse effect on NHI's financial position and cash flows.

     Certain of NHI's debt obligations have cross-default provisions with other debt of NHC, NHR and National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders' equity by NHI, NHC and National. All such covenants have been met by NHI, and NHI believes that NHC, NHR and National were in compliance with, subsequently cured, or obtained waivers or amendments to remedy all events of non-compliance with the covenants at December 31, 2000. The failure of NHI, NHC NHR or National to meet their required covenants would have material adverse effect on NHI's financial position and cash flows.

     The aggregate principal maturities of all long-term debt and credit facilities, for the five years subsequent to December 31, 2000 are as follows:

               2001                                76,782,000
               2002                                15,635,000
               2003                                 4,960,000
               2004                                 5,210,000
               2005                                 6,169,000

     On October 11, 1995 and April 28, 1995, NHI entered into two five-year interest rate swap agreements. Pursuant to these agreements, NHI exchanged certain variable interest rates on a $50,000,000 notional principal amount for a weighted average fixed rate of 6.5% per annum. These interest rate swap agreements expired in 2000. At December 31, 2000, NHI is not a party to any interest rate swap agreements.


Note 10. Convertible Subordinated Debentures

     2000 Senior Debentures - Through a rights offering to its common stockholders on December 29, 2000, NHI issued $20,000,000 of senior subordinated convertible debentures (the "2000 senior debentures") due on January 1,2006.

     The 2000 senior debentures pay interest at the greater of the prime rate plus 1% or 9%. The interest rate is adjusted quarterly on January 1, April 1, July 1 and October 1 of each year. Interest is payable quarterly in arrears on April 15, July 15, October 15 and January 15.

     On and after July 31, 2001 and at any time prior to redemption or maturity, the debentures will be convertible at the option of the holder into common stock of NHI at a conversion price of $7.00 per share, subject to adjustment. NHI has reserved an additional 2,857,143 shares of common stock for 2000 debenture conversions.

     The 2000 senior debentures are redeemable at the option of NHI at any time after January 1, 2002. The 2000 debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company.

     1997 Debentures - On January 29, 1997, NHI issued $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. At December 31, 2000, 1997 debentures in the amount of $56,286,000 were outstanding.

     The 1997 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $37.50, subject to adjustment. During 2000 and 1999, none of the 1997 debentures were converted. NHI has reserved an additional 1,500,960 shares of common stock for 1997 debenture conversions.

     The 1997 debentures will not be redeemable prior to February 8, 2002 except in the event of certain tax-related events or to the extent necessary to preserve and protect NHI's status as a REIT. The debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. Interest is payable semiannually on February 1 and August 1 of each year.

     1995 Debentures - On December 12, 1995, NHI sold $45,000,000 of a total of $100,000,000 of 7.75% convertible subordinated debentures (the "1995 debentures") due on January 1, 2001. The remaining $55,000,000 were sold on January 15, 1996. At December 31, 2000, 1995 debentures in the amount of $37,790,000 were outstanding and were subsequently retired on January 2, 2000. During 2000 and 1999, $270,000 and $10,000, respectively, of the 1995 debentures were converted into 8,537 and 316 shares of common stock.

     1991 Senior Debentures - On October 17, 1991, NHI issued $110,000,000 of 10% senior convertible subordinated debentures (the "1991 senior debentures") due 2006. At December 31, 2000, 1991 senior debentures in the amount of $205,000 were outstanding.

     The 1991 senior debentures are convertible at the option of the holder into NHI's common stock at a price of $20.00 per share, subject to adjustment. In 2000 and 1999, none of the 1991 senior debentures were converted. NHI has reserved an additional 10,250 shares of common stock for 1991 senior debenture conversions.

     The 1991 senior debentures rank equally with other unsecured debt of NHI (other than the trade debt) but are subordinated to all existing and secured indebtedness. NHI may not incur or guarantee unsecured indebtedness which is senior in right of payment to the 1991 senior debentures. Interest at 10% is payable semiannually on January 1 and July 1 of each year.


Note 11.  Commitments and Guarantees

     At December 31, 2000, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $3,200,000 in health care real estate projects, of which $2,500,000 is expected to be funded within the next 12 months. The commitments include mortgage loans for one long-term health care center, one hospital, and two assisted living facilities, all at rates ranging from 10.0% to 11.5%.

     In order to obtain the consent of appropriate lenders to NHC's transfer of assets to NHI, NHI guaranteed certain debt ($10,961,000 at December 31, 2000) of NHC and its affiliates. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at December 31, 2000. NHI receives from NHC compensation of approximately $55,000 per annum for the guarantees which is credited against NHC's base rent requirements.

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

     NHI has outstanding letters of credit totaling $2,760,000.

     NHI also has guaranteed bank loans in the amount of $1,300,000 to key employees and directors utilized for the exercise of stock options. The guaranteed loans, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. NHI's potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.

     NHI is aware of certain income tax contingencies with regard to its use of an independent contractor to manage certain of its foreclosure properties. In order to fully resolve the contingencies, NHI is in the process of requesting from the Internal Revenue Service ("IRS") a closing agreement regarding the contingencies. It is possible that the IRS will not rule in favor of NHI. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHI's consolidated financial statements taken as a whole and could also result in the loss of NHI's status as a REIT, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHI.


Note 12.  Cumulative Convertible Preferred Stock

     8.5% Preferred Stock - In February and March 1994, NHI issued $109,558,000 of 8.5% cumulative convertible preferred stock ("8.5% Preferred Stock") with a liquidation preference of $25.00 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly.

     The 8.5% Preferred Stock is convertible into NHI common stock at the option of the holder at any time at a conversion price of $27.625 per share of common stock, which is equivalent to a conversion rate of 0.905 per share of common stock for each share of 8.5% Preferred Stock, subject to adjustment in certain circumstances.

     The 8.5% Preferred Stock is not redeemable for cash, but effective February 15, 1999, the 8.5% Preferred Stock is redeemable by NHI for common stock. NHI may redeem the 8.5% Preferred Stock only if the trading price of the common stock on the New York Stock Exchange ("NYSE") exceeds $27.625 per share for 20 trading days within a period of 30 trading days prior to the exercise.

     At December 31, 2000, 747,994 shares of the 8.5% Preferred Stock, which are convertible into 676,934 shares of common stock, are outstanding. During 2000 and 1999, respectively, 700 and 20,200 shares of 8.5% Preferred Stock were converted into 633 and 18,280 shares of common stock. NHI has reserved 676,934 shares of common stock for 8.5% Preferred Stock conversions.

     2000 Preferred Stock - On March 31, 2000, NHI issued $3,000,000 of cumulative convertible preferred stock (the "2000 Preferred Stock"). Effective December 31, 2000, the 2000 Preferred Stock, which is not listed on a stock exchange, is convertible into NHI common stock at the lower of the then trading value of NHI common stock or $12.00 per share. The shares paid dividends at the rate of 8% through June 30, 2000 and at the rate of 10% from July 1, 2000 through September 30, 2000. Subsequent to September 30, 2000, the dividend rate is 12%. The 2000 Preferred Stock was sold to NHC, the Company's investment advisor.


Note 13. Limits on Common Stock Ownership

     The Company's charter limits the percentage of ownership that any person may have in the outstanding securities of the Company to 9.9% of the total outstanding securities. This limit is a provision of the Company's charter and is necessary in order to reduce the possibility of the Company's failing to meet the stock ownership requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended.


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

                                                         Weighted Average
                                         Number of          Exercise
          Options Outstanding             Shares              Price
          Outstanding December 31, 1997    255,347            $33.31
          Options granted                   45,000             39.88
          Options exercised and canceled    79,213             28.42
          Outstanding December 31, 1998    221,134             36.40
          Options granted                  190,000             16.81
          Options expired                    1,000             28.75
          Outstanding December 31, 1999    410,134             27.34
          Options granted                   45,000             10.13
          Options expired and canceled     140,060             27.31
          Outstanding December 31, 2000    315,074            $24.90

     At December 31, 2000, all options outstanding are exercisable. Exercise prices on the exercisable options range from $10.13 to $39.88. The weighted average remaining contractual life of options outstanding at December 31, 2000 is 2.3 years. NHI's Board of Directors has authorized an additional 610,874 shares of common stock that may be issued under the stock option plans.

     Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's earnings per share.


Note 15. Supplemental Cash Flow Information

     Supplemental disclosure of cash flow information is as follows:

(in thousands, except share amounts)
Year Ended December 31,               2000           1999      1998
Cash payments for interest expense $ 23,357       $ 21,299 $   16,451

During 2000, 1999 and 1998,
          $270,000, $10,000 and
          $18,902,000, respectively,
          of convertible subordinated
          debentures were converted
          into 8,537 shares, 316
          shares and 607,327 shares,
          respectively, of NHI's common
          stock
               Convertible subordinated
                 debentures        $    (270)     $     (8)      $(18,902)
               Financing costs           ---           ---            237
               Accrued interest          (10)           (1)          (324)
               Common stock              ---           ---              6
               Capital in excess
                 of par value            280             9         18,983



During 2000, 1999 and 1998, NHI acquired
          property and equipment in ex-
          change for NHI's rights under
          mortgage notes receivable
               Mortgage and other notes
                  receivable        $  1,449       $ 67,650       $ 13,700
               Land                     (234)        (4,091)        (1,881)
               Buildings and improve-
                  ments               (1,215)       (63,559)       (11,819)

During 2000 and 1999, NHI redeemed certain
          1995 Debt Service Debentures
          and applied those debentures
          against mortgage notes re-
          ceivable
               Mortgage notes re-
                  ceivable          $  1,190  $  3,547      $    ---
               Convertible sub-
                  ordinated de-
                  bentures            (1,190)   (3,547)           ---

During 2000, NHI sold property
          and equipment in exchange for
          a mortgage note receivable
               Mortgage notes re-
                  ceivable          $(25,900) $    ---      $    ---
               Land                    1,202       ---           ---
               Buildings and improve-
                  ments               24,698       ---           ---

Note 16.  Earnings Per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

     Diluted earnings per share assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method. Net income is increased for interest expense on the convertible subordinated debentures, if dilutive.

     The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share:

Year Ended December 31,          2000                  1999             1998
BASIC:
  Weighted average common
    shares                     24,383,932          24,365,027     24,964,047
  Net income                  $33,724,000         $53,618,000    $69,645,000
  Dividends paid to preferred
    stockholders               (1,814,000)         (1,633,000)    (1,676,000)
  Net income available to
    common stockholders       $31,910,000         $51,985,000    $67,969,000
  Net income per common share $      1.31         $      2.13    $      2.72

DILUTED:
  Weighted average common
    shares                     24,383,932          24,365,027     24,964,047
  Stock options                     1,047               2,502         13,302
  Convertible subordinated
    debentures                        ---                 ---      2,990,904
  8.5% Preferred Stock                ---                 ---        720,939
  2000 Preferred Stock            179,894                 ---            ---
  Average common shares
    outstanding                24,564,873          24,367,529     28,689,192

  Net income                  $33,724,000         $53,618,000    $69,645,000
  Dividends paid to pre-
    ferred stockholders        (1,589,000)         (1,633,000)           ---
  Interest expense on con-
    vertible subordinated
    debentures                        ---                 ---      7,594,000
  Net income assuming con-
    version of convertible
    subordinated debentures to
    common stock, if dilutive $32,135,000         $51,985,000    $77,239,000
  Net income per common share $      1.31         $      2.13    $      2.69

  Incremental shares excluded
    since anti-dilutive:
      Convertible subordinated
            debentures          2,756,667           2,822,553           ---
      8.5% Preferred Stock        677,050             695,480           ---

     In accordance with SFAS 128, the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.


Note 17. Common Stock Dividends

     Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 2000:

Dividend         Taxable                            Non-Taxable
Payment        as Ordinary          Taxable as      Return of
 Date            Income            Capital Gains    Capital           Totals
May 10, 2000     $ .5331               $---         $.1069            $ .64
Aug. 10, 2000      .5331                ---          .1069              .64
                 $1.0662               $---         $.2138            $1.28

Note 18. Relationship with National HealthCare Corporation

     Leases - On October 17, 1991, concurrent with NHC's conveyance of real property to NHI, NHI leased to NHC 40 long-term care facilities and three retirement centers. Each lease is for an initial term expiring December 31, 2001, with two additional five-year renewal terms at the option of NHC, assuming no defaults. During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. NHI accounts for its leases as operating leases.

     During the initial term and the first renewal term, NHC is obligated to pay annual base rent on all 43 facilities of $15,238,000. If NHC exercises its option to extend the leases for a second renewal term, the base rent will be the then fair rental value as negotiated by NHI and NHC.

     The leases also obligate NHC to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject. Payments for debt still being serviced are required for the shorter of the remaining life of the mortgage or lease term.

     In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHI recognized $2,165,000, $1,191,000 and $2,483,000 of percentage rent from NHC during 2000, 1999 and 1998, respectively.

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

     Rental income was $47,525,000 ($32,069,000 from NHC) in 2000;
$45,993,000 ($30,735,000 from NHC) in 1999; and $42,268,000 ($31,732,000 from
NHC) in 1998.

     During 2000 four of the leases - all in Florida - were terminated and NHI re-leased the properties to third parties. Although NHC's rent obligations pursuant to the master lease are unchanged, it receives a credit for rents paid to NHI on the four re-leased Florida centers.

     At December 31, 2000, the future minimum lease payments to be received by NHI under its operating leases, including debt service payments which are based on interest rates in effect at December 31, 2000, are as follows:

                             NHC                Others         Total
          2001           $29,678,000         $ 15,198,000   $ 44,876,000
          2002            29,663,000           14,801,000     44,464,000
          2003            29,624,000           14,557,000     44,181,000
          2004            29,672,000           14,692,000     44,364,000
          2005            29,627,000           14,830,000     44,457,000
          Thereafter      27,706,000           91,374,000    119,080,000

     NHC has stated in its financial statements that it is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act.
In connection with the Qui Tam lawsuit, effective December 14, 2000, the U.S. District Court of Florida approved a settlement agreement between the Department of Justice and NHC, along with the other related defendant parties, including NHI. The settlement had no impact on NHI's financial position, results of operations or cash flows and is not expected to affect NHC's ability to fulfill its future lease obligations to NHI.

     Advisory Agreement - NHI has entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to NHI by NHC. As Advisor, NHC is subject to the supervision of and policies established by NHI's Board of Directors.

     The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term, but terminable on 90 days notice, and the Company may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation in a base amount of $1.6 million, payable in monthly installments of $135,417. The full fee, although earned, will be prorated to the extent that either FFO or actual dividend paid is less than $2.00 per share. In 2000, FFO as calculated under the Advisory Agreement was $2.60 while the dividend paid was $1.28. The unpaid advisory fee bears interest at prime plus two percent and is payable when both FFO and dividends exceed $2.00 per share. Rather than incur this additional debt, the Board authorized the payment rather than the deferment of interest of the fee earned in 2000. Under the Advisory Agreement, the Company reimburses NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In 2000, the annual compensation expensed under the Advisory Agreement was approximately $2.6 million.

     Either party may terminate the Advisory Agreement on 90 days notice at any time. NHI may terminate the Advisory Agreement for cause at any time.

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of $2,609,000 in 2000 ($2,779,000 in 1999 and $3,310,000 in
1998). The annual compensation is reduced by any compensation paid by NHI to its executive officers, if any, and may be deferred under certain circumstances.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To National Health Investors, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of National Health Investors, Inc. included in Exhibit 13 to this Form 10-K, and have issued our report thereon dated January 23, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in the accompanying index to Exhibit 13 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not otherwise a required part of the basic consolidated financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 23, 2001

                     NATIONAL HEALTH INVESTORS, INC.
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                              (in thousands)

Column A                 Column B        Column C           Column D      Column E
--------                 --------        --------           --------      --------
                                         Additions
                                   -----------------------
                         Balance-  Charged to  Charged to                 Balance
                         Beginning Costs and   Mortgage                   -End of
Description              of Period Expenses    Int. Income  Deductions    Period

For the year ended
   December 31,
   1998-Loan loss
   allowance             $ 3,566   $ 4,260     $  ---       $   ---       $ 7,826

For the year ended
   December 31,
   1999-Loan loss
   allowance             $ 7,826   $13,800     $  ---       $11,204       $10,422

For the year ended
   December 31,
   2000 - Loan loss
   allowance             $10,422   $ 7,610     $  ---       $15,378       $ 2,654

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                FOR THE YEAR ENDED DECEMBER 31, 2000
     Column A       Column B        Column C             Column D                Column E            Column F   Column G  Column H
     --------       --------        --------             --------             --------            --------   --------  --------
                                                      Cost capitalized       Gross amount
                                 Initial Cost         subsequent to       at which carried
                                  to Company           acquisition       at close of period        Accumu-
                               ----------------   --------------------  -----------------------    lated      Date of   Date
                    Encum-             Build. &  Improve-    Carrying         Build. &             Depre-     Construc- Acq-
Description         brances    Land   Improve.   ments        Costs    Land   Improv.    Total     ciation    tion      uired
-----------         -------    ----   ---------  ---------   --------- ----   --------   -----     ---------- --------- -----
                                       (dollars in thousands)
Health Care Centers (2)
  Alabama            $   409   $   95 $ 5,165    $  ---      $ ---     $   95  $  5,165  $  5,260  $ 2,085    N/A       10/17/91

Health Care Centers (1)
  Arizona              2,645      453   6,678       ---        ---        453     6,678     7,131      699    N/A       8/13/96

Health Care Centers (5)
  Florida              8,192    2,535  38,726       ---        ---      2,535    38,726    41,261   10,480    N/A       10/17/91
                                                                                                                        & 12/31/99
Health Care Centers (1)
  Georgia                131       52     865       ---        ---         52       865       917      542    N/A       10/17/91

Health Care Centers (2)
  Idaho                  ---      365   6,673       ---        ---        365     6,673     7,038      795    N/A       8/13/96

Health Care Centers (3)
  Kentucky               ---      201   2,899       ---        ---        201     2,899     3,100    1,390    N/A       10/17/91

Health Care Centers (4)
  Massachusetts          ---    1,189  16,370       ---        ---      1,189    16,370    17,559    1,949    N/A       8/10/99

Health Care Centers (5)
  Missouri            13,479    1,171  23,072       ---        ---      1,171    23,072    24,243    7,928    N/A       10/17/91

Health Care Centers (3)
  New Hampshire          ---    1,483  20,341       ---        ---      1,483    20,341    21,824    2,395    N/A       8/10/99

Health Care Centers (3)
  South Carolina       4,881      572  11,543       ---        ---        572    11,543    12,115    4,938    N/A       10/17/91

Health Care Centers (21)
  Tennessee            9,902    2,118  45,127       ---        ---      2,118    45,127    47,245   17,044    N/A       10/17/91

Health Care Centers (1)
  Virginia             3,425      176   2,511       ---        ---        176     2,511     2,687      935    N/A       10/17/91

Health Care Centers (4)
  Washington             ---    1,881   9,936       ---        ---      1,881     9,936    11,817    1,223    N/A       10/16/98

Acute Care Hospital (1)
  Kentucky               ---      540   9,169       ---        ---       540      9,169     9,709    1,698    N/A       6/12/92

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                FOR THE YEAR ENDED DECEMBER 31, 2000
          Column A     Column B      Column C            Column D            Column E          Column F Column G   Column H
                                                      Cost capitalized     Gross amount
                                   Initial Cost       subsequent to      at which carried
                                    to Company         acquisition      at close of period     Accumu-
                               ------------------  -------------------- -------------------    lated    Date of
                       Encum-           Build. &   Improve-  Carrying       Build, &           Depre-   Construc-  Date
Description            brances Land     Improve.   ments     Costs    Land  Improv.   Total    ciation  truction   Acquired
                                      (dollars in thousands)
Medical Office Building (1)
  Florida                ---   $   170  $  3,349    ---      ---       170  $  3,349  $  3,519 $   930  N/A        6/30/93

Medical Office Building (1)
  Illinois               ---       ---     1,925    ---      ---       ---     1,925     1,925      127 12/31/98   N/A

Medical Office Building (1)
  Kentucky               ---        23     3,667    ---      ---        23     3,667     3,690      969 N/A        7/27/93

Medical Office Building (1)
 Louisiana               ---       ---     3,487    ---      ---       ---     3,487     3,487    1,043 1/1/95     N/A

Medical Office Building (2)
  Texas                  ---       631     9,676    ---      ---       631     9,676    10,307    1,796 1/1/95     N/A
                                                                                                        & 7/31/97
Medical Office Building (1)
  Utah                   ---       223     6,886    ---      ---       223     6,886     7,109    2,026 1/1/95     N/A

Assisted Living Centers (4)
  Arizona                ---     1,757    13,622    ---      ---     1,757    13,622    15,379      651 ---        12/31/98
                                                                                                                   & 3/31/99
Assisted Living Centers (4)
  Florida                ---     7,095    33,044    ---      ---     7,095    33,044    40,139    3,479 ---        8/6/96,
                                                                                                                   12/31/98
                                                                                                                   & 1/1/99
Assisted Living Centers (1)
  New Hampshire          ---       218     3,048    ---      ---       218     3,048     3,266      352 N/A        8/10/99

Assisted Living Centers (1)
  New Jersey             ---     4,229    13,030    ---      ---     4,229    13,030    17,259    1,862 ---        8/6/96

Assisted Living Centers (1)
  South Carolina         ---       344     2,879    ---      ---       344     2,879     3,223      141 ---        12/31/98

Assisted Living Centers (3)
  Tennessee              ---       874     7,061    ---      ---       874     7,061     7,935      327 ---        12/31/98
                                                                                                                   & 3/31/99
Assisted Living Centers (1)
  Texas                  ---     2,094     9,091    ---      ---     2,094     9,091    11,185    1,239 ---        8/6/96

Retirement Center (1)
  Missouri               ---       354     3,172    ---      ---       354     3,172     3,526    1,084 N/A        10/17/91

Retirement Centers (2)
  Tennessee              ---        64     5,644    ---      ---        64     5,644     5,708    1,432 N/A        10/17/91
                     -------   -------  --------    -------  ------ -------  -------   -------  -------
                     $43,064   $30,907  $318,656    $---     $  ---$30,907  $318,656  $349,563  $71,559

(A)    See Notes 3 and 18 of Notes to Consolidated Financial Statements.
(B) The aggregate cost for federal income tax purposes is approximately $370,136,000.
(C) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.
(D) Subsequent to NHC's transfer of the original real estate properties in 1991, NHI has purchased from NHC $33,909,000 of additions to those properties. As the additions were purchased from NHC rather than developed by NHI, the $33,909,000 has been included in the initial cost to the Company.

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                 December 31
                                         2000         1999        1998
Investment in Real Estate:
  Balance at beginning of period       $373,408     $291,409    $236,998
  Additions through cash expenditures     3,202       14,318      40,724
  Additions in exchange for rights
    under mortgage notes receivable       1,449       67,681      13,687
  Sale in exchange for notes receivable (25,900)         ---         ---
  Impairment write-downs                 (2,596)         ---         ---
  Balance at end of year               $349,563     $373,408    $291,409

Accumulated Depreciation:
  Balance at beginning of period       $ 57,387     $ 45,871    $ 36,929
  Addition charged to costs and
    expenses                             14,172       11,516       8,942
  Balance at end of year               $ 71,559     $ 57,387    $ 45,871

                                   NATIONAL HEALTH INVESTORS, INC.
                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                FOR THE YEAR ENDED DECEMBER 31, 2000

       Column A                  Column B   Column C   Column D   Column E   Column F       Column G          Column H
       --------                  --------   --------   --------   --------   --------       --------          --------
                                                                                                              Principal Amount
                                                                                                              of Loans Subject
                                   Final    Monthly                                          Original         to Delinquent
                                  Interest  Maturity   Payment    Prior      Face Amount    Carrying Amount   Principal or
Description                         Rate    Date       Terms      Liens      Of Mortgages   of Mortgages      Interest
-----------                       --------  --------   ---------  -----      -------------  ---------------   ----------------
LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Florida                            11.5%    July ,2001 $  353,000 None       $ 29,500,000   $ 25,518,000          None

Missouri and Kansas (A)(L)(N)      10.0%    July, 2001    210,000 None         26,000,000     22,858,000      $23,708,000

SouthTrust Loan Participation
     (B)(N)                    LIBOR + 2.2% July, 2001        --- None         26,500,000     22,052,000       25,643,000

Florissant, Joplin, Sikeston
     Missouri (C)(L)               11.00%   Sept., 2003    98,000 None         10,000,000      9,191,000          None

Williston and Gainesville,
     Florida (E)(L)                11.75%   Dec., 2005    101,000 None          9,620,000      8,445,000          None

Fincastle, Hot Springs, Lebanon,
  Bastian, Low Moor, Bristol,
  Midlothian, Virginia (F)(L)(M)   10.80%   Feb., 2006    240,000 None         25,000,000     19,318,000       19,318,000

Friendswood, Richmond, Sugarland,
 Conroe, Beaumont, Huntsville,
 Cleveland, Liberty, Houston,
 and Tomball, Texas (G)(L)(M)      10.5%    Sept., 2007   628,000 None         51,500,000     41,197,000       49,162,000

Kansas and Wisconsin(D)            10.50%   July, 2007     91,000 None          9,500,000      8,862,000           None

Augusta and Pooler,
     Georgia (I)(L)                9.5%     January, 2009 135,000 None         15,243,000     14,936,000           None

Trenton and Dover, NJ (H)(L)(M)    10.25%   August, 2009      --- None         20,000,000     17,278,000           None

Seven Mortgages(L)             7.75%-13.18% May, 2002         N/A None            N/A         10,887,000        1,020,000
                                            January, 2009

Six Mortgages(L)               10.15%-11.5% January, 2002-    N/A None            N/A         29,348,000        5,113,000
                                            May, 2007

Ten Mortgages(L)(M)            9.00%-13.18% May, 2002-        N/A None            N/A         64,192,000       20,246,000
                                            December, 2010

Dallas, Texas (J)(L)           11.75%       Sept., 2010   183,000 None         18,000,000     12,699,000           None

Construction Loan:
St. Augustine, Florida (K)     10.00%       July, 2010     53,000 None          6,125,000      6,125,000           None

                                   NATIONAL HEALTH INVESTORS, INC.
                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                FOR THE YEAR ENDED DECEMBER 31, 2000

       Column A            Column B   Column C     Column D  Column E  Column F    Column G           Column H
       --------            --------   --------     --------  --------  --------    --------           --------
                                                                                                   Principal Amount
                                                                                                   of Loans Subject
                                      Final        Monthly             Original                    to Delinquent
                           Interest   Maturity     Payment   Prior  Face Amount    Carrying Amount Principal or
Description                 Rate      Date         Terms     Liens  Of Mortgages   of Mortgages    Interest
-----------                --------   --------     -------   -----  ------------   --------------- ----------------
Term Notes:
  Johnson City, Tennessee   7.5%      June, 2019   15,000    None   2,062,000      1,770,000       None
  Lewisburg, Tennessee      7.5%      Dec., 2018    7,000    None     968,000        826,000       None
  Smithville, Tennessee     7.5%      Dec., 2017    7,000    None   1,016,000        853,000       None
                                                                                        -----------
                                                                                       $316,355,000

(A)  Balloon payment of $25,161,155 due at maturity.
(B) Mortgage loan participation agreement, of which the Company has 50% participation. Balloon payment of $25,199,000 due at maturity.
(C)  Balloon payment of $8,667,000 due at maturity.
(D)  Balloon payment of $8,161,000 due at maturity.
(E)  Interest escalates 0.1% per year. Balloon payment of $7,067,000 due at maturity.
(F)  Interest escalates .15% per year through maturity. Balloon payment of $18,901,000 due at maturity.
(G)  Balloon payment of $40,597,000 due at maturity.
(H)  Balloon payment of $17,010,000 due at maturity.
(I)  Balloon payment of $12,923,000 due at maturity.
(J)  Interest escalates 0.1% per year through September 1, 2005.
     Thereafter the payment will be adjusted to include interest at the greater of 12.25% or the rate that five-year United States securities yield plus 4.5%.
(K) Monthly payments of interest only during construction. The Company is committed to provide permanent financing when construction is completed.
(L)  Mortgages provide for prepayment penalties.
(M)  The Company has reduced the carrying amount of this mortgage loan by a reserve calculated in accordance with the provisions of Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". The reserve is based on the Company's knowledge of the general economic condition in the long-term health care industry and the cash flows of the long-term health care facilities that service the mortgage loan.
(N)  The Company has reduced the carrying amount of this mortgage loan by
     a reserve calculated   in accordance with the provisions of Statement
     of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". The reserve is based on the Company's knowledge of the general economic condition in the long-term health care industry, the cash flows of the long-term health care facilities that service the mortgage loan and the declaration of bankruptcy by the borrower and/or the borrower's principal owner.

                                   NATIONAL HEALTH INVESTORS, INC.
                       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
                                FOR THE YEAR ENDED DECEMBER 31, 2000





(1)  See Note 4 of Notes to Consolidated Financial Statements.
(2)  For tax purposes, the cost of investments is the carrying amount.
                                                     December 31
                                              ------------------------
                                              2000       1999     1998
                                                (in thousands)
Reconciliation of mortgage loans
  Balance at beginning of period             $326,876  $402,000  $445,603
  Additions:
     New mortgage loans                        28,344    22,163    67,564
     Sale of property and equipment
        in exchange for a mortgage loan        25,900       ---       ---
          Total Additions                      54,244    22,163    67,564

  Deductions during period:
     Loans written off                         11,857    10,000       ---
     Collection of principal                   47,615    16,287   111,167
     Acquisition of property and
        equipment in exchange for
        rights under mortgage loans             1,449    71,000       ---
     Debt service debentures applied
        against mortgage notes receivable       1,190       ---       ---
          Total deductions                     62,111    97,287   111,167

  Balance at end of period              $319,009  $326,876  $402,000

                            EXHIBIT 23

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement File No. 33-72370 and No. 33-85398.




ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 23, 2001