Form 10-Q
period 2001-03-31
NATIONAL HEALTH INVESTORS INC
filed 2001-05-15
CIK 877860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934

For quarter ended March 31, 2001	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC. (Exact name of registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	62-1470956 (I.R.S. Employer Identification No.)

100 Vine Street Murfreesboro, TN (Address of principal executive offices)	37130 (Zip Code)

Registrant's telephone number, including area code (615) 890-9100

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

24,392,157 shares of common stock were outstanding as of April 18, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31, 2001 (unaudited)	Dec.31, 2000
ASSETS
Real estate properties:
Land	$ 30,907	$ 30,907
Buildings and improvements	315,849	315,777
Construction in progress	3,406	2 ,879
	350,162	349,563
Less accumulated depreciation	(75,008)	(71,559)
Real estate properties, net	275,154	278,004
Mortgage and other notes receivable, net	314,288	316,355
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage investment conduits	36,366	36,366
Cash and cash equivalents	6,577	47,249
Marketable securities	35,780	39,110
Accounts receivable	7,017	7,528
Deferred costs and other assets	3,355	4,233
Total Assets	$716,669	$766,977

LIABILITIES
Debt	$143,245	$143,660
Credit facilities	60,473	83,000
Convertible subordinated debentures	76,491	114,281
Accounts payable and other accrued expenses	16,398	14,711
Accrued interest	3,153	6,646
Deferred income	6,996	7,270
Total Liabilities	306,756	369,568

Commitments and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, $.01 par value; 10,000,000 shares authorized, 747,994 and 747,994 shares, respectively, issued and outstanding; stated at liquidation preference of $25 per share	18,700	18,700
250,000 shares issued and outstanding, stated at liquidation preference of $12.00 per share	3,000	3,000
Common stock, $.01 par value; 40,000,000 shares Authorized; 24,392,157 and 24,392,157 shares, respectively, issued and outstanding	244	244
Capital in excess of par value of common stock	426,260	426,260
Cumulative net income	437,778	427,889
Cumulative dividends	(464,794)	(464,307)
Unrealized losses on marketable securities	(11,275)	(14,377)
Total Stockholders' Equity	409,913	397,409
Total Liabilities and Stockholders' Equity	$716,669	$766,977

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2000 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2001	2000
	(in thousands, except share amounts)
REVENUES:
Mortgage interest income	$ 7,398	$ 10,380
Rental income	12,021	11,597
Investment interest and other income	760	2,936
Facility operating revenue	13,194	13,110
	33,373	38,023
EXPENSES:
Interest	5,868	6,943
Depreciation of real estate	3,448	3,451
Amortization of loan costs	260	222
Legal expense	187	76
Franchise and excise tax	23	635
General and administrative	862	781
Facility operating expense	12,836	11,962
	23,484	24,070

NET INCOME	9,889	13,953

DIVIDENDS TO PREFERRED STOCKHOLDERS	487	397

NET INCOME APPLICABLE TO COMMON STOCK	$ 9,402	$ 13,556

NET INCOME PER COMMON SHARE:
Basic	$ .39	$ .56
Diluted	$ .36	$ .56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24,392,157	24,383,091
Diluted	27,507,254	24,383,091

Common dividends per share declared	$ ---	$ .64

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 9,889	$ 13,953
Depreciation of real estate	3,448	3,451
Amortization of loan costs	260	222
Loss on sale of marketable securities	1,399	---
Amortization of bond discount	(447)	(447)
Amortization of deferred income	(274)	(214)
(Increase) decrease in accounts receivable	511	(3,008)
(Increase) decrease in other assets	618	(772)
Increase (decrease) in accounts payable and accrued liabilities	(1,805)	60
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,599	13,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage notes receivable	---	(1,435)
Collection of mortgage notes receivable	2,067	2,435
Acquisition of property and equipment, net	(599)	(908)
Decrease in marketable securities	5,480	---
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,948	92

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	---	6,000
Principal payments on long-term debt	(415)	(477)
Principal payments on credit facilities	(22,527)	---
Redemption of subordinated convertible debentures	(37,790)	---
Dividends paid to shareholders	(487)	(18,430)
NET CASH USED IN FINANCING ACTIVITIES	(61,219)	(12,907)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,672)	430
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,249	16,723
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 6,577	$ 17,153

(continued)
NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three Months Ended March 31
	2001	2000
(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 8,541	$ 9,062

During the three months ended March 31, 2000, NHI acquired notes Receivable in exchange for NHI's rights to property and equipment
Mortgage and other notes receivable	$ ---	$(25,900)
Land	$ ---	$ 1,202
Buildings and Improvements	$ ---	$ 24,698

During the three months ended March 31, 2000, NHI issued cumulative Convertible preferred stock to National HealthCare Corporation in Exchange for accounts receivable
Accounts receivable	$ ---	$ (3,000)
Cumulative convertible preferred stock	$ ---	$ 3,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHLDERS' EQUQITY FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 ( in thousands, except share amounts)

	Cumulative Convertible Preferred Stock									Unrealized Gains (losses) on Securities	Total Stock- holders Equity
	Shares	Amount	Shares	Amount	Common Stock		Capital in Excess of Par Value	Cumulative Net Income	Cumulative Dividends
	at $25 per Share		at $12 per Share		Shares	Amount
BALANCE AT 12/31/00	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$427,889	$(464,307)	$(14,377)	$397,409
Net income	---	---	---	---	---	---	---	9,889	---	---	9,889
Unrealized gains on securities	---	---	---	---	---	---	---	---	---	3,102	3,102
Total Comprehensive Income											12,991
Dividends to preferred Stockholders	---	---	---	---	---	---	---	---	(487)	---	(487)
BALANCE AT 3/31/01	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$437,778	$(464,794)	$(11,275)	$409,913

BALANCE AT 12/31/99	748,694	$ 18,717	---	---	24,382,987	$244	$425,963	$394,165	$(431,282)	$(15,167)	$392,640
Net income	---	---	---	---	---	---	---	13,953	---	---	13,953
Unrealized losses on Securities	---	---		---	---	---	---	---	---	(2,651)	(2,651)
Total Comprehensive Income											11,302
Shares sold	---	---	250,000	3,000	---	---	---	---	---	---	3,000
Shares issued in conversion of preferred stock to common stock	(700)	(17)	---	---	633	---	17	---	---	---	---
Dividends to common Stockholders	---	---	---	---	---	---	---	---	(15,606)	---	(15,606)
Dividends to preferred Stockholders	---	---	---	---	---	---	---	---	(397)	---	(397)
BALANCE AT 3/31/00	747,994	$ 18,700	250,000	$ 3,000	24,383,620	$244	$425,980	$408,118	$(447,285)	$(17,818)	$390,939

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES:

          The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2000 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including changes in interest rates, rents and the timing of debt and equity financings. Our audited December 31, 2000 financial statement is available at our web site: www.nhinvestors.com.

Note 2. NET INCOME PER COMMON SHARE:

          Basic earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

          Diluted earnings per common share assumes the conversion of cumulative convertible preferred stock, the conversion of convertible subordinated debentures, and the exercise of all stock options using the treasury stock method, unless the impact of such assumptions on the calculations of earnings per share is anti-dilutive. Diluted net income is increased for interest expense on the convertible subordinated debentures unless the impact of such assumptions on the calculations of earnings per share is anti-dilutive.

          The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of basic and diluted earnings per share.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)
	Three Months Ended March 31
	2001	2000
BASIC:
Weighted average common shares	24,392,157	24,383,091

Net income	$ 9,889,000	$13,953,000
Dividends paid to preferred stockholders	(487,000)	(397,000)
Net income available to common stockholders	$ 9,402,000	$13,556,000

Net income per common share - basic	$ .39	$ .56

DILUTED:
Weighted average common shares	24,392,157	24,383,091
Convertible subordinated debentures	2,857,143	---
Cumulative convertible preferred stock	257,954	---
Average common shares outstanding	27,507,254	24,383,091

Net income	$ 9,889,000	$13,953,000
Dividends paid to preferred stockholders	(397,000)	(397,000)
Interest expense on convertible subordinated debentures	525,000	---
Net income (assuming conversion of subordinated convertible debentures to common stock)	$10,017,000	$13,556,000

Net income per common share - diluted	$ .36	$ .56

Incremental Shares Excluded Since Antidilutive:
Convertible subordinated debentures	1,511,210	2,747,428
Cumulative convertible preferred stock	676,918	677,447
Stock options	315,074	410,134

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

          In accordance with Statement of Financial Accounting Standards No. 12, "Earnings Per Share", SFAS 128, the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 3. INVESTMENTS IN MARKETABLE SECURITIES:

          Our investment in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.

          Proceeds from the sale of investments in "available for sale securities" during the three months ended March 31, 2001 were $5,835,000. Gross investment losses of $1,399,000 were realized on these sales during the three months ended March 31, 2001.

Note 4. COMMITMENTS AND GUARANTEES:

          At March 31, 2001, we were committed, subject to due diligence and financial performance goals, to fund approximately $2,500,000 in health care real estate projects of which approximately $1,800,000 would be eligible for funding within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term care center, two assisted living facilities, and one hospital all at rates ranging from 10.0% to 11.5%. We have recorded deferred income for commitment fees related to these loans where applicable.

          When we were formed by National HealthCare Corporation's predecessor in 1991, certain long term lenders to NHC required us to guarantee certain debt of NHC in order to consent to our formation. As of March 31, 2001, this guarantee has been reduced to $10,961,000. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at March 31, 2001. We receive compensation from NHC in the approximate amount of $55,000 per annum, which is credited against NHC's base rent requirements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

          In our opinion, these guarantee fees approximate the guarantee fees that we would currently charge to enter into similar guarantees.

          All of this guaranteed indebtedness is secured by first mortgages and rights which may be enforced if either party is required to pay under their respective guarantees. NHC has agreed to indemnify and hold us harmless against any and all loss, liability or harm incurred by us as a result of having to perform under our guarantee on any or all of the guaranteed debt.

          We have outstanding letters of credit totaling $2,760,000, above and beyond those included in our renewed credit facility reviewed in Note 8.

          We have also guaranteed bank loans in the amount of $1,300,000 to key employees and directors. They used these loans to exercise stock options. The guaranteed loans, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.

          We are aware of certain income tax contingencies with regard to our use of an independent contractor to manage certain of our foreclosure properties in Washington State. In order to fully resolve the contingencies, we are in the process of requesting from the Internal Revenue Service ("IRS") a closing agreement regarding the contingencies. It is possible that the IRS will not rule in our favor. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to our financial statements taken as a whole and could also result in the loss of our status as a real estate investment trust, which would have a significant adverse impact on our financial position, results of operations and cash flows.

Note 5. NEW ACCOUNTING PRONOUNCEMENTS:

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. Our implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on our financial position, results of operations or cash flows on a quarterly or annual basis.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

          From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument (including a derivative embedded in a hybrid instrument) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHI adopted SFAS 133, as amended, effective January 1, 2001.

          Our investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At December 31, 2000 and March 31, 2001, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133 and the subsequent changes in the fair value of the purchased call options did not have a material effect on our financial position, results of operations or cash flows. However, future changes in the fair value of the purchased call options could introduce significant volatility into our results of operations in future fiscal quarters.

Note 6. MORTGAGE AND OTHER NOTES RECEIVABLE:

Lenox Bankruptcy

          During the fourth quarter of 1999, we were informed of the bankruptcy of Lenox Healthcare, Inc. and its affiliates ("Lenox"), one of our major customers. Lenox emerged from bankruptcy during the fourth quarter of 2000 and re-affirmed the balance of the first mortgage indebtedness for its affiliate Zurich North American Capital Corporation to us (carrying amount of $22.9 million at March 31, 2001). Although not directly impacted by the Lenox bankruptcy filing, three of our other mortgage notes receivable (total carrying amount of $29.0 million at March 31, 2001 were affiliated with Lenox as a result of common ownership. We believe that the expected cash flows from these loans, along with the value of the collateral (18 long-term health care facilities and certain corporate and personal guarantees), support the carrying amounts at March 31, 2001.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

Two New Jersey Centers

          We have loaned approximately $20.0 million to the owners of two newly constructed New Jersey facilities. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units, nor their full complement of beds. They are operating at a negative net operating income, and have recently changed their management company. Mortgage payments are current, and we have the limited personal guarantees of the owners. We believe the collateral supports the carrying amount of this loan.

Other Non-Performing Loans

          SouthTrust Loan Participation - We have a 50% interest in a loan made by SouthTrust Bank to Integrated Health Services, Inc. ("IHS"). Our net receivable balance at March 31, 2001 totaled $22,052,000, after a write-down of $3,591,000 during 2000. IHS and its affiliates have not paid principal and interest since March 2000 and filed for Chapter 11 bankruptcy protection in February, 2000. In April 2001 the bankruptcy court ordered IHS to make all payments due us since the inception of the bankruptcy, but in early May agreed to hold a further evidentiary hearing on this issue. Based on our knowledge of the collateral and third party appraisals, we believe the collateral supports the net carrying amount of this loan.

           Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities, and certain corporate and personal guarantees. These facilities are located in Texas. We have not received all principal and interest payments since April 2000. We have entered into a forbearance agreement with Autumn Hills, which allows for partial payments while Autumn Hills attempts to secure HUD financing. We have also obtained a judgement against the individual guarantor on his guarantee but are not enforcing it while the Forbearance Agreement is current.

          Morningside - Our net carrying value totaled approximately $20,766,000 at March 31, 2001 and is secured by four assisted living facilities in Virginia and Maryland. We have not received all principal and interest payments since September 2000 and the owners of the facilities have indicated that they will make no additional equity contributions to the facilities. We have filed a lawsuit and have now received a judgment against the individual guarantors. Collection efforts will start when the judgment becomes final. We believe that the collateral supports the net carrying amount of the mortgage.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

Impairments and Loan Loss Reserves

          During 2000, 1999 and 1998, we concluded that based on then existing events impacting the mortgage loans discussed above, the loans on which NHI has previously foreclosed and our investment in real estate mortgage investment conduits discussed in Note 7 required the writeoff or provision for loan loss allowances related to principal and previously accrued interest income. During these periods, these investments were affected by various bankruptcy court rulings and judgments about possible refinancing and other collateral values. It is possible that additional events (including borrowers emerging from bankruptcy, additional bankruptcy court rulings, the completion by the borrowers of refinancings with other lenders or other events that affect collectibility) could occur that, if adverse to us, would indicate a further impairment of the net carrying amount of these investments. If such adverse events occur, we will record the additional losses in the period the events are known.

          At March 31, 2001, mortgage and other notes receivable have been reduced by an allowance for loan losses of $2,654,000. No loan loss provisions have been recorded during the quarters ending March 31, 2001 and 2000.

Note 7: INVESTMENTS IN REAL ESTATE MORTGAGE INVESTMENT CONDUITS

          During 2000, we were informed by the servicer of the 1993 REMIC that certain of the borrowers within the 1993 REMIC were not making the required debt service payments. As a result, we wrote off $2,246,000 of the 1993 REMIC value, which was recorded as investment loss expense in the consolidated statements of income for 2000. In addition, during 2000, we received $1,850,000 of interest payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs.

          At March 31, 2001, the net carrying value of the 1993 REMIC is $30,020,000 and the net carrying value of the 1995 REMIC is $6,346,000. During the three months ended March 31, 2001, we received $835,000 of interest payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

          We monitor the carrying amounts of the 1995 and 1993 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In our opinion, no other impairments of the carrying amounts have occurred as of March 31, 2001.

Note 8: LEASE TERMINATION

          Effective April 1, 2001, NHI terminated its leases with Alterra Health Corporation on 11 assisted living facilities in four states due to Alterra's failure to pay timely rents. The Company has entered into new lease agreements with other operators for all eleven of the properties, although it currently is in possession of only eight of the eleven. The carrying value of these eleven properties is $38,914,000. Based on our knowledge of these properties and the cash flows of the properties, we believe the carrying value is realizable.

Note 9: DEBT AND RELATED GUARANTEES

          Our previously unsecured line of credit agreement was originally scheduled to mature October 10, 2000. After a 30-day extension of the maturity of the line of credit and a combined payment of $31,000,000, the previously senior unsecured line of credit agreement and our $25,000,000 unsecured term credit note were combined into an $84,000,000 senior secured bank credit facility. The new facility is divided into three tranches; one in the amount of $65,455,000 (previously the senior unsecured line of credit agreement), the second for $18,545,000 (previously the unsecured term credit note) and the third tranche is an available letter of credit tranche for $5,068,000 which secures tax exempt debt maturing from 2001-2014. Under the terms of the new facility, we are required to make principal payments of $1,000,000 a month commencing on December 1, 2000 through June 1, 2001, increasing to $2,000,000 a month from July 1, 2001 through December 1, 2001. Additional installments in the amount of $18,000,000, $41,268,000 (including $5,068,000 in letters of credit) and $10,800,000 are due and payable on June 1, 2001, December 31, 2001 and July 31, 2002, respectively. The new combined facility bears interest at a rate of LIBOR plus 2% and provides for a default rate of interest at LIBOR plus 4% upon an event of default and certain other events.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

          Principal payments of $22,527,000 were made on the senior secured bank credit facility during the three months ended March 31, 2001, resulting in a total outstanding balance of $60,473,000 at March 31, 2001.

          In addition to these debt obligations, we have other letters of credit totaling approximately $11,615,000 that mature during 2001. A non-renewal of these letters of credit would require us to repay the debt obligations secured by the letters of credit.

          Certain of our debt was financed through NHC, National Health Corporation, ("National") and through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP") before being transferred to us at our creation in 1991. During 2000, we failed to meet a requirement under the agreements that our senior unsecured debt be rated investment-grade by certain investment rating services. As a result of our failure to meet the investment-grade rating requirement, the holders of certain senior secured notes, as permitted by the terms of the agreements, delivered a tender notice to us, requiring us to purchase the outstanding notes. In order to protect the interests of NHC, NHI and National Health Realty, Inc. ("NHR"), NHC purchased the notes. At the time of NHC's purchase of the notes, the entire balance outstanding was $23,242,000, of which $9,750,000 was our primary obligation. On September 30, 2000, we purchased the $23,214,000 debt instrument from NHC. Subsequently and as required by our November 10, 2000 senior secured bank credit facility, NHC repurchased the outstanding notes from us at our carrying amount. At March 31, 2001, our primary obligations under these senior secured notes is $8,625,000, which amount is included in our long-term debt.

          In regard to other senior secured notes maturing in 2009 (total outstanding balance of $30,082,000 at March 31, 2001, of which $18,653,000 is our primary obligation), the lending institutions have the right to put the entire outstanding balance of the debt to National effective December 16, 2001. Upon exercise of this put option by the lending institutions, we are obligated to purchase 62% of the then outstanding balance and NHC is obligated to purchase 38% of the then outstanding balance. Along with National and NHC, we are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that additional principal repayments on the debt are made during 2001. However, if the lending institutions exercise the put option, National would be required to purchase the entire outstanding balance of the debt, which in turn would have a material adverse effect on our financial position and cash flows.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

          National also has additional debt obligations financed through the ESOP (total outstanding balance of $15,125,000 at March 31, 2001). None of this debt is our obligation; however, this debt is cross-defaulted with our debt obligations. By agreement, the lending institution has the right to put the entire outstanding balance of the debt to National at any time after September 30, 2001. If the lender does exercise that option and National is unable to purchase the entire outstanding balance of the debt, National's default would default its other debt that is guaranteed in whole or part by your Company. This would have a material adverse effect on our financial position and cash flows.

Note 10: ADVISORY AGREEMENT

          NHI has entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to your Company by NHC. As Advisor, NHC is subject to the supervision of and policies established by NHI's Board of Directors.

          The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term, but terminable by either party on 90 days notice, and by us for cause at any time. For its services under the Advisory Agreement, NHC is entitled to annual compensation in a base amount of $1.6 million, payable in monthly installments of $135,417. Prior to 2001, the full fee, although earned, was to be prorated to the extent that either FFO or actual dividend paid is less than $2.00 per share. In 2000, FFO as calculated under the Advisory Agreement was $2.60 while the dividend paid was $1.28. If deferred, the unpaid advisory fee bears interest at prime plus two percent and is payable when both FFO and dividends exceed $2.00 per share. Rather than incur this additional debt, the Board authorized the payment rather than the deferment of the fee earned in 2000. Beginning in 2001, the requirement to actually pay a $2.00 per share dividend as a condition of advisory fee payment was discontinued, although the requirement to earn FFO of $2.00 per share continues. Under the Advisory Agreement, the Company reimburses NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In 2000, the annual compensation expensed under the Advisory Agreement was approximately $2.6 million.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          National Health Investors, Inc. is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of March 31, 2001, we had interests in owned real estate and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $699.7 million. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2001. Instead, we are monitoring and improving our existing properties.

          As of March 31, 2001, our investments were diversified in 198 health care facilities located in 26 states consisting of 143 long-term care facilities, one acute care hospital, eight medical office buildings, 22 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $314.3 million aggregate principal amount of loans to 26 borrowers, $275.2 million of purchase leaseback transactions with 10 lessees and $36.4 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 198 facilities, 51 are leased to National HealthCare Corporation ("NHC"). NHC is the Company's investment advisor. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 17.1% of total invested assets on March 31, 2001.

          At March 31, 2001, 51.5% of the total invested assets of the health care facilities were operated by public operators, 35.5% by regional operators, and 13.0% by small operators.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

Liquidity and Capital Resources

Sources and Uses of Funds

          We generated net cash from operating activities during the first three months of 2001 totaling $13.6 million compared to $13.2 million in the prior period. The primary reason for this period's increase was due to a decrease in accounts receivable offset partially by reduced net income. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, and working capital changes.

          Net cash provided by investing activities during the first three months of 2001 totaled $6.9 million compared to $.1 million in the prior period. Cash flows provided from investing activities during the first three months of 2001 included collections on mortgage notes receivable of $2.1 million compared to $2.4 million for the prior period. Marketable securities were sold and converted to cash of $5.8 million during the first three months of 2001.

          Cash flows used in investing activities during the first three months of 2001 included investment in real estate properties of $.6 million. Cash flows used in investing activities in the prior period included investment in mortgage notes receivable of $1.4 million and in real estate properties of $.9 million.

          Net cash used in financing activities during the first three months of 2001 totaled $61.2 million compared to $12.9 million in the prior period. Cash flows used in financing activities for the first three months of 2001 included the net repayment of credit facilities of $22.5 million, payments of convertible debentures of $37.8 million, principal payments on long-term debt of $.4 million and dividends paid to preferred stockholders of $.5 million. This compares to prior year activity of $.5 million of principal payments on long term debt and dividends paid to stockholders of $18.4 million.

          Cash flows provided by financing activities in the prior period included $6.0 million from credit facility borrowings.

          In March and June 2000, we declared quarterly dividends of 64 cents per common share. As a result of principal payment demands from our bank credit facility, we did not make any cash dividend distributions during the third and fourth quarters of 2000 nor during the first three months of 2001. See "Liquidity Demands and Capital Raising Alternatives" for additional comments.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

          We intend to maintain our REIT tax status for the year ended December 31, 2001 and thereafter.

Commitments

          At March 31, 2001, your Company was committed, subject to due diligence and financial performance goals, to fund approximately $2.5 million in health care real estate projects, of which $1.8 million is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, one hospital, and two assisted living facilities all at rates ranging from 10.0% to 11.5%.

          We are currently limited in our ability to make new investments due to a lack of availability of reasonably priced capital. However, as discussed below, the Company believes it has sufficient liquidity to finance current investments for which it is committed as well as to repay or refinance borrowings at or prior to their maturity.

Liquidity Demands and Capital Raising Alternatives

          We have faced and continue to face significant liquidity demands resulting from the significant and short term principal repayments required by our senior secured bank credit facility required during 2001 and 2002.

          Our previously unsecured line of credit agreement was originally scheduled to mature October 10, 2000. After a 30-day extension of the maturity of the line of credit and a combined payment of $31.0 million, our senior unsecured line of credit agreement and our $25.0 million unsecured term credit note were combined into an $84.0 million senior secured bank credit facility. The new facility is divided into three tranches; the first tranche is $65.5 million (previously the senior unsecured line of credit agreement), the second tranche is $18.5 million (previously the unsecured term credit note) and the third tranche is an available letter of credit tranche for $5.1 million which secures tax exempt debt with underlying debt which matures from 2001-2014. Under the terms of the new facility, we are required to make principal payments of $1.0 million a month commencing on December 1, 2000 through June 1, 2001, increasing to $2.0 million a month from July 1, 2001 through December 1, 2001. Additional installments in the amount of $18.0 million, $41.3 million (including $5.1 million in letters of credit) and $10.8 million are due and payable on June 1, 2001, December 31, 2001 and July 31, 2002 respectively. The new combined facility bears interest at a rate of LIBOR plus 2% and provides for a default rate of interest at LIBOR plus 4% upon an event of default and certain other events.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

          Principal payments of $22,527,000 were made on the senior secured bank credit facility during the three months ended March 31, 2001, resulting in a total outstanding balance of $60,473,000 at March 31, 2001.

          In addition to these debt obligations, we have other letters of credit of $11.6 million that mature during 2001. A non-renewal of these letters of credit would require us to repay the debt obligations secured by the letters of credit.

          In order to address the maturity of $37.8 million of subordinated convertible debentures that matured on January 2, 2001, your Company issued $20.0 million of senior subordinated convertible debentures on December 29, 2000, the proceeds of which, along with cash from operations, were used to retire that indebtedness.

          In regard to the raising of necessary capital in order to meet the payment schedule on the senior secured bank credit facility, your Company did not pay a common stock dividend for the third and fourth quarters of 2000 nor the first quarter of 2001, dedicating that cash flow to the retirement of debt. We are aggressively pursuing the refinancing of certain assets using the Federal Housing Authority Section 232 Mortgage Guaranty Program. We continue to review other alternatives, including the sale of assets. The reinstatement of the dividend will be considered in light of the remaining amortization requirements of the bank credit facility relative to operating cash flow, proceeds from asset sales, loan repayments and capital raising initiatives.

          Management believes that, through its currently available liquid assets and expected results from operations in 2001 and, if necessary, absent payment of cash common stock dividends, your Company will be successful in generating the capital necessary to repay its senior secured bank credit facility, and management is not aware of any circumstances or reasons that raise substantial doubt about our ability to continue to operate as a going concern. However, the lack of availability of reasonably priced capital limits our ability to make new investments, and future sale of assets at depressed prices, refinancings of debt at higher interest rates or our inability to repay or extend debt when due would have a material adverse impact on our financial position, results of operations and cash flows.

          We intend to maintain our REIT tax status for the year ended December 31, 2001 and thereafter. If, due to the liquidity constraints discussed herein, we are unable to distribute the required 90% of its 2001 taxable income during 2001, we can still meet the 2001 distribution requirements by paying such dividends either in cash or in stock in 2002 prior to the filing of our 2001 federal income tax return.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

          We will not pay a common stock dividend for the first or second quarter of 2001. Thereafter, dividend payments will be considered as we secure the capital necessary to satisfy the repayment of our senior secured bank credit facility.

Loan Foreclosures, Borrower Bankruptcy and Other Troubled Investments

          During 2000, 1999 and 1998, we purchased 17 long-term health care facilities and a retirement center for $82.8 million. The purchases were undertaken either through foreclosure or in lieu of foreclosure due to financial defaults on first mortgage loans with four different owners. The mortgages had been funded from 1993 through 1996 in original principal amounts totaling $93.1 million.

          We are treating ten of the long-term health care facilities and the retirement center as "foreclosure property" for federal income tax purposes. With this election, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status. NHC, through a subsidiary, provides management services to these foreclosure properties.

          In January 2000, we sold the real estate, property and equipment of six long-term health care facilities on which we had foreclosed (and which is included in the $82.8 million mentioned above) to Care Foundation of America, Inc. ("Care") for $25.9 million in exchange for a note receivable from Care. In accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", we have accounted for the transaction under the installment method. The note receivable from Care bears interest at 11.5% and is collateralized by the first mortgages on the six long-term health care facilities and the corporate guarantee of NHC for up to $3.0 million of principal and interest. The president of Care is a member of our Board of Directors.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

          During the fourth quarter of 1999, we were informed of the bankruptcy of Lenox Healthcare, Inc and its affiliates ("Lenox"), one of its major customers. Lenox emerged from bankruptcy during the fourth quarter of 2000 and re-affirmed the balance of its first mortgage indebtedness made to its affiliate Zurich North American Capital Corporation (carrying amount of $22.9 million at March 31, 2001). Although not directly impacted by the Lenox bankruptcy filing, an additional three of our mortgage notes receivable (total carrying amount of $29.0 million at March 31, 2001) were affiliated with Lenox as a result common ownership. We believe that the expected cash flows from these loans, along with the value of the collateral (18 long-term health are facilities and certain corporate and personal guarantees), support the carrying amounts at March 31, 2001.

          In addition to the loans discussed above as affected or potentially affected by the bankruptcy filing, we have identified three additional non-performing mortgage loan investments. These investments, which are secured by 23 long-term health facilities, other property and certain corporate and personal guarantees, were made to three different entities in the original principal amounts totaling $101.4 million and are more fully discussed in Note 6. The carrying amounts of the three loans total $84.0 million at March 31, 2001. We believe that the expected cash flows from these loans, along with the value of the collateral, support the net carrying values.

          During 2000, we were also informed by the servicer of our 1993 REMIC investment that certain of the borrowers within that REMIC were not making the required debt service payments. Consequently, (as discussed in Note 7) we wrote off $2.2 million of its investment in the 1993 REMIC. These amounts have been included as investment loss expense in the Consolidated Statements of Income for 2000. In addition, during 2000, we received $1.9 million of interest payments from the servicer of the 1993 and 1995 REMICs that have not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs. During the three months ended March 31, 2001, we received $835,000 of interest payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs. In the opinion of management, no other impairments of the carrying amounts of its REMIC investments have occurred as of March 31, 2001.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

Impairments and Income Recognition

          During 2000, 1999 and 1998, we concluded that current events surrounding the investments discussed above required the write-off or reserve of principal and previously accrued interest income. During these periods, these investments were affected by various bankruptcy court rulings and judgments about possible refinancing and other collateral values. It is possible that additional events (including borrowers emerging from bankruptcy, additional bankruptcy court rulings, the completion by the borrowers of refinancings with other lenders or other events that affect collectibility) could occur that, if adverse to us, would indicate a further impairment of the net carrying value of these investments. If such adverse events occur, we will record the impairment losses in the period the events are known. We do not anticipate that we will recognize any additional income on these investments unless cash is received.

Debt and Related Guarantees

          As more fully disclosed in Note 9 to the Interim Condensed Consolidated Financial Statements, NHI, NHC and National Health Realty, Inc. ("NHR") have debt obligations originally financed through National Health Corporation ("National") and its sole shareholder, the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP").

          During 2000, we failed to meet a requirement under certain of the agreements that our senior unsecured debt be rated investment-grade by certain investment rating services. As a result of our failure to meet this investment-grade rating requirement, the holders of our senior secured notes maturing in 2003 and 2005 financed through the ESOP, as permitted by the terms of the agreements, delivered a tender notice to us, requiring us to purchase the outstanding notes. In order to protect the interests of NHC, NHI and NHR, NHC purchased the notes. At the time of NHC's purchase of the notes, the entire balance outstanding was $23.2 million, of which $9.8 million was our primary obligation. On September 30, 2000, we had the liquidity and purchased the $23.2 million debt instrument from NHC. Subsequently and as required by our November 10, 2000 senior secured bank credit facility, NHC repurchased the outstanding notes from us at our carrying amount. At March 31, 2001, our primary obligation under these senior secured notes is $8.6 million, which amount is included in our debt.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

          In regard to other senior secured notes maturing in 2009 financed through the ESOP (total outstanding balance of $30.0 million at March 31, 2001, of which $18.7 million is our primary obligation), the lending institutions have the right to put the entire outstanding balance of the debt to the note maker effective December 16, 2001. Upon exercise of the put option by the lending institutions, we would be obligated to purchase 62% of the then outstanding balance and NHC is obligated to purchase 38% of the then outstanding balance. NHI, NHC and National are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that additional principal repayments are made on the debt during 2001. However, if the lending institutions exercise the put option, the guarantors would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on our financial position and cash flows.

          National also has additional debt obligation financed through the ESOP (total outstanding balance of $15,125,000 at March 31, 2001). None of this debt is our primary obligation. However, this debt is cross-defaulted with our other debt obligations. Under the terms of this debt agreement, the lending institution has the right to put the entire outstanding balance of the debt to National at any time after September 30, 2001. If the lending institution exercises that option and National is unable to purchase the entire outstanding balance of the debt, National's debt along with our debt would be in default, which would cross default our guarantee of other National debt, all of which would have a material adverse effect on our financial position and cash flows.

          Certain of our debt obligations have cross-default provisions with other debt of NHC, NHR and National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders' equity by the three public companies and National. All such covenants have been met by us, and we believe that NHC, NHR and National were in compliance with, subsequently cured, or obtained waivers or amendments to remedy all events of non-compliance with the covenants at March 31, 2001. The failure of NHI, NHC, NHR or National to meet required covenants would have material adverse effect on our financial position and cash flows.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

          Net income for the three months ended March 31, 2001 is $9.9 million versus $14.0 million for the same period in 2000, a decrease of 29.3%. Earnings per common share decreased 17 cents or 30.4%, to $.39 in the 2001 period from $.56 in the 2000 period.

          Total revenues for three months ended March 31, 2001 decreased $4.7 million or 12.4% to $33.4 million from $38.0 million for the three months ended March 31, 2000. Revenues from mortgage interest income decreased $3.0 million, or 28.7%, when compared to the same period in 2000. Revenues from rental income increased $.4 million, or 3.7% in 2001 as compared to 2000. Revenues from investment interest and other income decreased $2.2 million or 74.1% compared to 2000. Facility operating revenue increased $.1 million or .6% in 2001 compared to 2000.

          The decrease in mortgage interest income is due to the discontinuation of interest income recognition on loans discussed above and in the notes to the Interim Condensed Consolidated Financial Statements.

          The decrease in investment interest and other income is due to the investment of lower cash amounts and the sale of marketable securities, resulting in a $1.4 million realized loss. The $1.4 million loss reduces investment interest and other income for the three months ended March 31, 2001.

          Total expenses for the three months ended March 31, 2001 decreased $.6 million or 2.4% to $23.5 million from $24.1 million for 2000. Interest expense decreased $1.1 million or 15.5% in 2001 as compared to 2000. Depreciation of real estate was unchanged. General and administrative costs increased $0.1 million. Facility operating expense increased by $.9 million or 7.3% in 2001 compared to 2000.

          Interest expense decreased due to the payment of credit facilities of $22.5 million, and payment of convertible debentures of $37.8 million, offset partially by new convertible debentures of $20.0 million.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

Funds From Operations

          We have adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income applicable to common stockholders (computed in accordance with generally accepted accounting principles "GAAP") excluding gains (or losses) from sales of property, plus depreciation of real property and after adjustments for unconsolidated entities in which a REIT holds an interest. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing or financing activities as a measure of liquidity. FFO is helpful in evaluating a real estate investment portfolio's overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time.

          The following table reconciles net income available to common stockholders to FFO available to common stockholders:
	Three Months Ended March 31
	2001	2000

Net income available to common stockholders	$9,402,000	$13,556,000
Real estate depreciation	3,448,000	3,451,000
FFO available to common stockholders	$12,850,000	$17,007,000

Diluted FFO available to common stockholders	13,466,000	19,152,000

Basic FFO per share	.53	.70
Diluted FFO per share	.49	.69

Shares for basic FFO per share	24,392,157	24,383,091
Shares for diluted FFO per share	27,507,254	27,807,966

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

Income Taxes

          We have been advised of certain income tax contingencies with regard to our use of an independent contractor to manage certain of our foreclosure properties. In order to fully resolve the contingencies, we are in the process of requesting from the Internal Revenue Service ("IRS") a closing agreement regarding the contingencies. It is possible that the IRS will not rule in our favor. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to our financial statements taken as a whole and could also result in the loss of our status as a real estate investment trust, which would have a significant adverse impact on our financial position, results of operations and cash flows.

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

New Accounting Pronouncements

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. Our implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on our financial position, results of operations or cash flows on a quarterly or annual basis.

          From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument (including a derivative embedded in a hybrid instrument) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS 133, as amended, effective January 1, 2001.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

          Our investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At December 31, 2000 and March 31, 2001, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133 and the subsequent changes in the fair value of the purchased call options did not have a material effect on our financial position, results of operations or cash flows. However, future changes in the fair value of the purchased call options could introduce significant volatility into our results of operations in future fiscal quarters.

Forward Looking Statements

          References throughout this document to the Company include National Health Investors, Inc. and its wholly-owned subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we", "our", "ours" and "us" refer only to National Health Investors, Inc. and its wholly-owned subsidiaries and not any other person.

          This Quarterly Report on Form 10-Q and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitations, those containing words such as "believes", anticipates", "expects", "intends", "estimates", "plans", and other similar expressions are forward-looking statements.

          Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

  national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;
  the effect of government regulations and changes in regulations governing the healthcare industry, including compliance with such regulations by us and our borrowers and/or lessees;
  changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries to our borrowers and/or lessees;
  the ability to pay when due or refinance certain debt obligations maturing within the next 12 months;
  the availability and terms of capital to fund investments;
  the competitive environment in which we operate;

          See the notes to the Annual Financial Statement, and "Item 1. Business" as is found in our 2000 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

Item 3. Quantitative and Qualitative Information About Market Risk

INTEREST RATE RISK

          Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. All of our mortgage and other notes receivable bear interest at fixed interest rates. The Company's investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. The underlying mortgages included in our investments in real estate mortgage investment conduits ("REMIC's") also bear interest at fixed interest rates. As a result of the short-term nature of the our cash instruments and because the interest rates on our investment in notes receivable, preferred stock and REMIC's are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

          As of March 31, 2001, $109,500,000 of our long-term debt bears interest at fixed interest rates. As of March 31, 2001, $56,491,000 of our convertible subordinated debentures bear interest at fixed rates. Because the majority of the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on our future earnings and cash flows related to these instruments. The remaining $33,745,000 of the Company's long-term debt, $20,000,000 of its convertible subordinated debentures and $60,473,000 senior secured bank credit facility bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on our future earnings and cash flows related to these instruments.

          We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our Investment Advisor and executive officers.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

EQUITY PRICE RISK

          The Company considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of the Company's investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of our subordinated convertible debentures would result in a related 10% change in the fair value of the debenture instruments.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.      None

Item 2.      Changes in Securities.       Not applicable

Item 3.      Defaults Upon Senior Securities.      None

Item 4.      Submission of Matters to a Vote of Security Holders.

               (a)      The annual meeting of the shareholders was held on April 26, 2001.

               (b)      Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Ted H. Welch and Richard F. LaRoche, Jr. to serve as directors for terms of three years or until their successors have been fully elected and qualified. Election of Robert A. McCabe, Jr. to the unexpired term of Jack Tyrrell, a director whose term would have expired in 2002.

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)
Nominee	Voting For	Withholding Authority	Percent For

Ted. Welch	22,922,499	504,059	97.8%
Richard F. LaRoche, Jr.	22,695,769	730,789	96.9%
Robert A. McCabe, Jr.	22,905,963	520,595	97.8%

PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2001.
Voting For	Voting Against	Abstaining	Percent For
23,349,895	31,537	45,126	99.7%

Item 5.      Other Information.     None

Item 6.      Exhibits and Reports on Form 8-K.

               (a) List of exhibits - none required

               (b) Reports on Form 8-K - none required

NATIONAL HEALTH INVESTORS, INC.

March 31, 2001

(Unaudited)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date May 15 , 2001	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date May 15, 2001	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer