Form 10-Q
period 2001-06-30
NATIONAL HEALTH INVESTORS INC
filed 2001-08-13
CIK 877860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934

For quarter ended June 30, 2001	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC. (Exact name of registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	62-1470956 (I.R.S. Employer Identification No.)

100 Vine Street Murfreesboro, TN (Address of principal executive offices)	37130 (Zip Code)

Registrant's telephone number, including area code (615) 890-9100

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

24,392,157 shares of common stock were outstanding as of July 31, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30, 2001 (unaudited)	Dec.31, 2000
ASSETS
Real estate properties:
Land	$ 30,907	$ 30,907
Buildings and improvements	309,577	315,777
Construction in progress	3,856	2 ,879
	344,340	349,563
Less accumulated depreciation	(78,457)	(71,559)
Real estate properties, net	265,883	278,004
Mortgage and other notes receivable, net	292,077	316,355
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage Investment conduits	36,366	36,366
Cash and cash equivalents	19,864	47,249
Marketable securities	30,512	39,110
Accounts receivable	8,276	7,528
Deferred costs and other assets	2,737	4,233
Total Assets	$693,847	$766,977

LIABILITIES
Debt	$141,788	$143,660
Credit facilities	45,242	83,000
Convertible subordinated debentures	76,491	114,281
Accounts payable and other accrued expenses	18,650	14,711
Accrued interest	5,651	6,646
Deferred income	6,701	7,270
Total Liabilities	294,523	369,568

Commitments and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, $.01 par value; 10,000,000 shares authorized, 747,994 shares issued and outstanding; stated at liquidation preference of $25 per share	18,700	18,700
250,000 shares issued and outstanding, stated at liquidation preference of $12.00 per share	3,000	3,000
Common stock, $.01 par value; 40,000,000 shares Authorized; 24,392,157 shares issued and outstanding	244	244
Capital in excess of par value of common stock	426,260	426,260
Cumulative net income	425,510	427,889
Cumulative dividends	(465,282)	(464,307)
Unrealized losses on marketable securities	(9,108)	(14,377)
Total Stockholders' Equity	399,324	397,409
Total Liabilities and Stockholders' Equity	$693,847	$766,977

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2000 is taken from the audited financial statements at that date.
NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
	(in thousands, except share amounts)
REVENUES:
Mortgage interest income	$ 7,176	$ 10,232	$ 14,574	$ 20,612
Rental income	10,964	11,703	22,985	23,300
Investment interest and other income	1,604	2,940	2,364	5,876
Facility operating revenue	13,694	13,124	26,888	26,234
	33,438	37,999	66,811	76,022
EXPENSES:
Interest	4,891	7,062	10,759	14,005
Depreciation of real estate	3,451	3,459	6,899	6,910
Amortization of loan costs	267	268	527	490
Legal expense	820	21	1,007	97
Franchise and excise tax	24	23	47	658
General and administrative	835	876	1,697	1,657
Provision for loan losses & impairments of real estate properties	22,550	(325)	22,550	(325)
Facility operating expense	12,868	12,701	25,704	24,663
	45,706	24,085	69,190	48,155

NET INCOME (LOSS)	(12,268)	13,914	(2,379)	27,867

DIVIDENDS TO PREFERRED STOCKHOLDERS	488	457	975	854

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ (12,756)	$ 13,457	$ (3,354)	$ 27,013

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$ (.52)	$ .55	$ ( .14)	$ 1.11
Diluted	$ (.52)	$ .55	$ ( .14)	$ 1.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24,392,157	24,383,620	24,392,157	24,383,356
Diluted	24,392,157	24,637,806	24,392,157	24,510,449

Common dividends per share declared	$ ---	$ .64	$ ---	$ 1.28

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (2,379)	$ 27,867
Depreciation of real estate	6,899	6,910
Provision for loan losses and impairments of real estate properties	22,550	(325)
Amortization of loan costs	527	490
Realized loss on sale of marketable securities	1,922	---
Amortization of bond discount	(888)	(893)
Amortization of deferred income	(569)	(431)
Increase in accounts receivable	(748)	(2,860)
(Increase) decrease in other assets	969	(1,510)
Increase in accounts payable and accrued liabilities	2,944	2,957
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,227	32,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage notes receivable	---	(3,615)
Collection of mortgage notes receivable	8,128	6,657
Acquisition of property and equipment, net	(1,178)	(1,810)
Decrease in marketable securities	12,833	---
NET CASH PROVIDED BY INVESTING ACTIVITIES	19,783	1,232

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	---	3,000
Principal payments on debt	(1,872)	(1,881)
Principal payments on credit facilities	(37,758)	---
Redemption of subordinated convertible debentures	(37,790)	---
Sale of preferred stock	---	3,000
Dividends paid to shareholders	(975)	(34,492)
NET CASH USED IN FINANCING ACTIVITIES	(78,395)	(30,373)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,385)	3,064
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,249	16,723
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 19,864	$ 19,787

(continued)
NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30
	2001	2000
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$10,192	$ 11,871

During the six months ended June 30, 2000, NHI acquired notes Receivable in exchange for NHI's rights to property and equipment
Mortgage and other notes receivable	$ ---	$(25,900)
Land	$ ---	$ 1,202
Buildings and Improvements	$ ---	$ 24,698

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 ( in thousands, except share amounts)

	Cumulative Convertible Preferred Stock									Unrealized Gains (losses) on Securities	Total Stock- holders Equity
	Shares	Amount	Shares	Amount	Common Stock		Capital in Excess of Par Value	Cumulative Net Income	Cumulative Dividends
	at $25 per Share		at $12 per Share		Shares	Amount
BALANCE AT 12/31/00	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$427,889	$(464,307)	$(14,377)	$397,409
Net loss	---	---	---	---	---	---	---	(2,379)	---	---	(2,379)
Unrealized gains on securities	---	---	---	---	---	---	---	---	---	5,269	5,269
Total Comprehensive Income											2,890
Dividends to preferred Stockholders	---	---	---	---	---	---	---	---	(975)	---	(975)
BALANCE AT 6/30/01	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$425,510	$(465,282)	$ (9,108)	$399,324

BALANCE AT 12/31/99	748,694	$ 18,717	---	---	24,382,987	$244	$425,963	$394,165	$(431,282)	$(15,167)	$392,640
Net income	---	---	---	---	---	---	---	27,867	---	---	27,867
Unrealized losses on securities	---	---	---	---	---	---	---	---	---	(1,436)	(1,436)
Total Comprehensive Income											26,431
Shares sold	---	---	250,000	3,000	---	---	---	---	---	---	3,000
Shares issued in conversion of preferred stock to common stock	(700)	(17)	---	---	633	---	17	---	---	---	---
Dividends to common stockholders	---	---	---	---	---	---	---	---	(31,211)	---	(31,211)
Dividends to preferred stockholders	---	---	---	---	---	---	---	---	(854)	---	(854)
BALANCE AT 6/30/00	747,994	$ 18,700	250,000	$ 3,000	24,383,620	$244	$425,980	$422,032	$(463,347)	$(16,603)	$390,006

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

Note 1.      SIGNIFICANT ACCOUNTING POLICIES:

          The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2000 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including changes in interest rates, rents and the timing of debt and equity financings. Our audited December 31, 2000 financial statements are available at our web site: www.nhinvestors.com.

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

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)
		Three Months Ended June 30	Six Months Ended June 30
	2001	2000	2001	2000
BASIC:
Weighted average common shares	24,392,157	24,383,620	24,392,157	24,383,356

Net income (loss)	$(12,268,000)	$13,914,000	$(2,379,000)	$27,867,000
Dividends paid to preferred stockholders	(488,000)	(457,000)	(975,000)	(854,000)
Net income (loss) applicable to common stockholders	$(12,756,000)	$13,457,000	$ (3,354,000)	$27,013,000

Net income (loss) per common share basic	$ (.52)	$ .55	$ ( .14)	$ 1.11

DILUTED:
Weighted average common shares	24,392,157	24,383,620	24,392,157	24,383,356
Stock options	---	4,186	---	2,093
Cumulative convertible preferred stock	---	250,000	---	125,000
Average common shares outstanding	24,392,157	24,637,806	24,392,157	24,510,449

Net income (loss)	$(12,268,000)	$13,914,000	$(2,379,000)	$27,867,000
Dividends paid to preferred stockholders	(488,000)	(397,000)	(975,000)	(795,000)
Net income (loss) diluted	(12,756,000)	13,517,000	$(3,354,000)	$27,072,000

Net income (loss) per common share diluted	$ (.52)	$ .55	$ (.14)	$ 1.10

Incremental Shares Excluded Since Antidilutive:
Convertible subordinated debentures	4,368,353	2,747,428	4,368,353	2,747,428
Cumulative convertible preferred stock	968,180	676,918	968,180	677,183
Stock options	360,074	410,134	360,074	410,134

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

          In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 3.      INVESTMENTS IN MARKETABLE SECURITIES:

          Our investment in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Realized gains and losses from securities sales are determined on the specific identification of the securities.

          Proceeds from the sale of investments in available for sale securities during the six months ended June 30, 2001 were $12,833,000. Gross investment losses of $1,922,000 were realized on these sales during the six months ended June 30, 2001.

Note 4.      COMMITMENTS AND GUARANTEES:

          At June 30, 2001, we were committed, subject to due diligence and financial performance goals, to fund approximately $2,050,000 in health care real estate projects of which approximately $1,392,000 would be eligible for funding within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term care center, two assisted living facilities, and one hospital all at rates ranging from 10.0% to 11.5%. We have recorded deferred income for commitment fees related to these loans where applicable.

          When we were formed by National HealthCare Corporation's ("NHC's") predecessor in 1991, certain long term lenders to NHC required us to guarantee certain debt of NHC in order to consent to our formation. As of June 30, 2001, this guarantee has been reduced to $9,281,000. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at June 30, 2001. We receive compensation from NHC for this guarantee in the approximate amount of $46,000 per annum, which is credited against NHC's base rent requirements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

          In our opinion, these guarantee fees approximate the guarantee fees that we would currently charge to enter into similar guarantees.

          This guaranteed indebtedness is secured by first mortgages and creditor rights which may be enforced if either party is required to pay under their respective guarantees. NHC has agreed to indemnify and hold us harmless against any and all loss, liability or harm incurred by us as a result of having to perform under our guarantee on any or all of the guaranteed debt.

          We have outstanding letters of credit totaling $2,760,000, above and beyond those included in our renewed credit facility discussed in Note 8.

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

June 30, 2001

(Unaudited)

Note 5.      NEW ACCOUNTING PRONOUNCEMENTS:

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

          Our investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At December 31, 2000 and June 30, 2001, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133 did not have and the subsequent changes in the fair value of the purchased call options have not had a material effect on our financial position, results of operations or cash flows. However, future changes in the fair value of the purchased call options could introduce significant volatility into our results of operations in future fiscal quarters.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

Note 6.      NON-PERFORMING LOANS/LEASES, BANKRUPT BORROWERS/LESSEES, AND FORECLOSURE PROPERTIES/LEASE TERMINATIONS:

Non-Performing Loans & Leases

          SouthTrust Loan Participation - We have a 50% interest in a loan made by SouthTrust Bank to Integrated Health Services, Inc. ("IHS"). Our net receivable balance at June 30, 2001 totaled $19,052,000, after a write-down of $3,591,000 during 2000 and $3,000,000 at June 30, 2001. IHS and its affiliates have not paid principal and interest since March 2000 and filed for Chapter 11 bankruptcy protection in February 2000. During the three months ended June 30, 2001, in a reversal of a previous ruling, the bankruptcy court ruled that IHS is not required to make adequate protection payments to NHI during the bankruptcy. Subject to court approval, IHS has agreed to deed the properties to our subsidiary and lease them for a 66 month term with a minimum rental payment equal to six percent of the original loan amount, plus additional rent based upon excess available cash flow. IHS may terminate the lease upon giving 90 day notice. SouthTrust Bank will hold a non-recourse note from our subsidiary in an amount equal to its 50% interest and retain the right to purchase a 50% interest in the subsidiary in exchange for the forgiveness of the non-recourse note. We anticipate this transaction will be closed during the third quarter.

          Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities, and certain corporate and personal guarantees. These facilities are located in Texas. Principal and interest payments since April 2000 have only been fitfully made. The debtor filed for bankruptcy on May 15, 2001. NHI does not expect to receive any payments during bankruptcy and is aggressively seeking a "Relief of Stay" so that it may recommend its foreclosure action. Based on the bankruptcy declaration, we wrote this asset down by an additional $10,000,000 at June 30, 2001. Our net receivable balance after the writedown is $31,197,000.

          Morningside - Our net carrying value totaled approximately $21,266,000 at June 30, 2001 and is secured by mortgages on four assisted living facilities in Virginia and Maryland. We did not receive any principal or interest payments from September 2000 through June 30, 2001. On July 27, 2001, the outstanding principal amount plus legal fees were paid to us, and the accrued interest has been reduced to a one year promissory note secured with a letter of credit, individual guarantees, and a confession of judgment. See "Events Subsequent to June 30 2001", Note 10.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

          Two New Jersey Centers- We have loaned approximately $18,412,000 million to the owners of two newly constructed New Jersey facilities. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units, nor their full complement of beds. They are operating at a negative net operating income, and have recently changed their management company. Since 2000, these facilities have been consistently late in making payments to us and have not yet made the June 2001 loan payments. We have the limited personal guarantees of the owners. We believe the collateral supports the carrying amount of $17,109,000 of this loan, after a write down of $1,304,000 at June 30, 2001.

Foreclosure Properties and Lease Terminations

          The Company operates, through an independent contractor, foreclosure properties in three states. Additionally, we have terminated leases on and subsequently re-leased ten assisted living complexes and one nursing center.

          Washington State Properties - On October 31, 1994, we loaned approximately $15.0 million to All Seasons, Inc., a Washington state corporation, owned by a single shareholder. The loan was secured by the guarantee of the shareholder as well as first mortgages on four licensed nursing homes. The sole shareholder passed away unexpectedly in early April 1998. Upon commencement of the administration of the deceased shareholder's estate, irregularities in the handling of All Seasons' cash were disclosed and the Estate informed us that it was insolvent. Accordingly, the debtor's Board deeded in lieu of foreclosure the four properties to our subsidiary on October 16, 1998. Simultaneously with the receipt of the deeds to the properties, the Company entered into a management contract with a public nursing home chain operating a number of other properties in Washington. The Company has recorded the operating revenues and expenses of these facilities since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. The Company has entered into a letter of intent to sell the three remaining operating centers. This transaction is subject to the potential buyers' due diligence, which is currently ongoing and as a result, there can be no assurance that the transaction will close. Based on the letter of intent executed during the three months ended June 30, 2001, and in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), the Company determined that the properties suffered an impairment during the second quarter. Based on the SFAS 121 impairment analysis, the Company has recorded an impairment of $1,500,000 at June 30, 2001. The Company believes that the carrying amount of these properties of $8,832,000 after the writedown is realizable.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

          New England Properties - In the mid 1990's, the Company made a series of first mortgage loans totaling $44.1 million to a public long term care company then known as Iatros Healthcare Systems, which by change of name became Phoenix Healthcare. In the third quarter of 1999, Phoenix defaulted on its loan payments on the three nursing homes and one assisted living center in New Hampshire and four licensed nursing homes in Massachusetts. Phoenix deeded these properties to the Company in lieu of foreclosure on August 11, 1999 and the Company retained an operating subsidiary of NHC to manage the properties. The Company has recorded the operating revenues and expenses of these facilities since August 1999 and all initial working capital advances have been repaid by the properties. We are currently negotiating with an organization which we anticipate will purchase the properties from us. We will provide 100% seller financing to close the sale. After closing, the purchaser expects to refinance our loan from cash received from HUD refinancing, a surplus cash note on certain of the properties and a first mortgage on other of the properties. It is not anticipated that this transaction will close before the last quarter of this year.

          Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. When Alterra defaulted on their March 2001 rent payment, we immediately terminated the leases and arranged for new lessees. Our new lessees took possession of five properties on April 1, three properties on May 1, one property on June 1 and one property on July 1. The last property is in litigation but the court has ordered that its monthly rental payments be made to us. We have filed suit for damages against Alterra. We anticipate a reduced rental income from the Alterra properties over the next year. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, the Company determined that one of the former Alterra properties in Florida suffered an impairment during the second quarter. Based on the SFAS 121 impairment analysis, the Company has recorded an impairment of $4,900,000 at June 30, 2001. The Company believes that the combined carrying amount of these properties of $33,790,000 after the writedown is realizable.

Bankrupt Borrowers and Lessees

          Lenox Healthcare - On November 3, 1999, Lenox Healthcare filed for bankruptcy protection. NHI's investments with Lenox included first mortgages on ten nursing homes in Kansas and Missouri and also a first mortgage on a facility leased by Lenox in Florida. In late December, 2000, Lenox emerged from bankruptcy and reaffirmed its first mortgages to NHI. However, a single property leased in Florida was rejected by Lenox, foreclosed upon by NHI and leased, effective March 1, 2001, to a third party who has an option to purchase during the next 12 months.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

          Although Lenox paid its required debt service for the first quarter of 2001, Lenox was in default under its note agreements during the second quarter. Lenox re-filed for bankruptcy on July 10, 2001, and we obtained possession of the ten nursing homes in Kansas and Missouri (only nine of which are in operation) on July 26, 2001 and have successfully relicensed the centers. Based on these events, we recorded a writedown of this note of $4,000,000 during the second quarter. We believe that the fair value of these properties supports the carrying amount of $19,691,000 after the June 30, 2001 writedown. See "Events Subsequent to June 30, 2001", Note 10.

          Sun HealthCare - In the third quarter of 1999, SunRise HealthCare filed for bankruptcy protection. The Company had three properties which it leased to Sun. Sun rejected one of the leases effective January 31, 2001 and NHI re-leased the property to a third party for approximately 82% of the previous rent payment by Sun. NHI also has entered into an agreement with another party to sell the property on which Sun rejected the lease. The other two properties are current in their lease payments.

          Mariner Health Care - Mariner (which entered bankruptcy in February 2000) has six properties in the 1993 REMIC collateral pool. See Note 7. During 2000, NHI was informed by the master servicer of the REMIC that the Mariner properties were not making their required debt service payments. NHI reduced the carrying value of its investment during 2000 by $2,446,000 to its current carrying amount of $30,000,000. Mariner has now recommenced its debt service payments to the 1993 REMIC. See Note 7 below.

          Texas Health Enterprises - In the fourth quarter of 1999, Texas Health Enterprises filed for bankruptcy protection. Texas Health Enterprises has a subsidiary which owns nine properties financed by NHI, all payments on which are current. Texas Health has emerged from bankruptcy and reaffirmed its obligations to us. NHI believes its existing carrying amounts of the loans is fully covered by the asset collateral value of the properties.

Impairments and Loan Loss Provisions

          During the three months ended June 30, 2001, we determined, based on events occurring during the period and based on the provisions of SFAS 114 and SFAS 121, that impairments of certain of the investments mentioned above had occurred. As discussed above, these investments were affected by bankruptcy filings, bankruptcy court rulings, non-receipt of payments and judgments about possible refinancing and other collateral values. It is possible that additional events could occur that would indicate a further impairment of the net carrying amount of our investments. If such events occur, we will record additional loan loss provisions and impairment losses in the periods such events are known.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

          At June 30, 2001, mortgage and other notes receivable have been reduced by an allowance for loan losses of $500,000. Loan loss provisions and property impairments of $22,550,000 have been recorded during the three months ending June 30, 2001 related to four mortgage loans totaling $105,353,000 net book value (before writedowns) and two owned property groups with a net book value of $49,021,000 (before writedowns).

Note 7:      INVESTMENTS IN REAL ESTATE MORTGAGE INVESTMENT CONDUITS

          During 2000, we were informed by the servicer of the 1993 REMIC that certain of the borrowers within the 1993 REMIC were not making the required debt service payments. As a result, we wrote off $2,246,000 of the 1993 REMIC value, which was recorded as investment loss expense in the consolidated statements of income for 2000. In addition, during 2000, we received $1,850,000 of payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as interest income because of a repayment obligation to the servicer of the 1993 and 1995 REMICs.

          At June 30, 2001, the net carrying value of the 1993 REMIC is $30,020,000 and the net carrying value of the 1995 REMIC is $6,346,000. During the three months ended June 30, 2001, we received $1,361,000 of payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as income because of a repayment obligation to the servicer of the 1993 and 1995 REMICs. Effective April 1, 2001, certain debtors to the 1993 REMIC recommenced making mortgage payments to it in the approximate amount of $83,000 per month, which amount has been recognized as income.

          We monitor the carrying amounts of the 1995 and 1993 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In our opinion, no other impairments of the carrying amounts have occurred as of June 30, 2001.

Note 8:      DEBT AND RELATED GUARANTEES

          Our previously unsecured line of credit agreement was originally scheduled to mature October 10, 2000. After a 30-day extension of the maturity of the line of credit and a combined payment of $31,000,000, the previously senior unsecured line of credit agreement and our $25,000,000 unsecured term credit note were combined into an $84,000,000 senior secured bank credit facility. The facility bears interest at a rate of LIBOR plus 2% and provides for a default rate of interest at LIBOR plus 4% upon an event of default and certain other events.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

          Principal payments of $37,758,000 were made on the senior secured bank credit facility during the six months ended June 30, 2001, resulting in a total outstanding balance of $45,242,000 at June 30, 2001. See also "Events Subsequent to June 30, 2001", Note 10 for discussion of additional principal payments.

           In addition to these debt obligations, we have other letters of credit totaling approximately $11,615,000 that mature during 2001. A non-renewal of these letters of credit would require us either to repay the debt obligations secured by the letters of credit or purchase the underlying debt obligations.

          Certain of our debt was financed through NHC, National Health Corporation, ("National") and through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP") before being transferred to us at our creation in 1991. During 2000, we failed to meet a requirement under the agreements that our senior unsecured debt be rated investment-grade by certain investment rating services. As a result of our failure to meet the investment-grade rating requirement, the holders of certain senior secured notes, as permitted by the terms of the agreements, delivered a tender notice to us, requiring us to purchase the outstanding notes. In order to protect the interests of NHC, NHI and National Health Realty, Inc. ("NHR"), NHC purchased the notes. At the time of NHC's purchase of the notes, the entire balance outstanding was $23,242,000, of which $9,750,000 was our primary obligation. On September 30, 2000, we purchased the $23,214,000 debt instrument from NHC. Subsequently and as required by our November 10, 2000 senior secured bank credit facility, NHC repurchased the outstanding notes from us at our carrying amount. At June 30, 2001, our primary obligations under these senior secured notes is $7,500,000, which amount is included in our debt balance.

          In regard to other senior secured notes maturing in 2009 (total outstanding balance of $29,416,000 at June 30, 2001, of which $18,240,000 is our primary obligation), the lending institutions have the right to put the entire outstanding balance of the debt to National effective December 16, 2001. Upon exercise of this put option by the lending institutions, we are obligated to purchase 62% of the then outstanding balance and NHC is obligated to purchase 38% of the then outstanding balance. Along with National and NHC, we are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that additional principal repayments on the debt are made during 2001. However, if the lending institutions exercise the put option, National would be required to purchase the entire outstanding balance of the debt, which in turn would have a material adverse effect on our financial position and cash flows.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

          National also has additional debt obligations financed through the ESOP (total outstanding balance of $14,563,000 at June 30, 2001). None of this debt is our obligation; however, this debt is cross-defaulted with our debt obligations. By agreement, the lending institution has the right to put the entire outstanding balance of the debt to National at any time after September 30, 2001. If the lender does exercise that option and National is unable to purchase the entire outstanding balance of the debt, National's default would default its other debt that is guaranteed in whole or part by your Company. This would have a material adverse effect on our financial position and cash flows.

Note 9:      ADVISORY AGREEMENT

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

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

Note 10:      EVENTS SUBSEQUENT TO JUNE 30, 2001

          Credit Facility Reduction - On July 27, 2001, we paid down our bank credit facility by an additional $21,335,000 with proceeds from the Morningside mortgage loan repayment. (See "Morningside Developments" below). This payment reduced the total outstanding balance on the senior secured bank credit facility from $45,242,00 to $23,907,000, plus a letter of credit component in the amount of $11,615,000.

          Morningside Developments- The net carrying value for the mortgage notes receivable from these four assisted living facilities in Virginia and Maryland totaled approximately $21,300,000 at June 30, 2001. On July 27, 2001, the outstanding principal amount on this loan was paid to NHI. The accrued interest and all collection costs still owed by Morningside have been reduced to a one-year promissory note secured with a letter of credit, individual guarantees and a confession of judgment.

          Lenox HealthCare - On July 10, 2001, Lenox HealthCare filed for bankruptcy protection and on July 26, 2001, we obtained possession of all nine nursing home properties secured by our first mortgage receivables and have successfully relicensed the centers. Our net carrying value is $19,691,000 after a $4,000,000 writedown at June 30, 2001. We believe the fair value of the assets support the carrying amount of these properties. NHC has been chosen to manage these properties for us.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          National Health Investors, Inc. is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of June 30, 2001, we had interests in owned real estate and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $663.0 million. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2001. Instead, we are monitoring and improving our existing properties.

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

          As of June 30, 2001, our investments were diversified in 197 health care facilities located in 25 states consisting of 142 long-term care facilities, one acute care hospital, eight medical office buildings, 22 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $292.1 million aggregate principal amount of loans to 25 borrowers, $265.9 million of purchase leaseback transactions with 10 lessees and $36.3 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 197 facilities, 58 are leased to National HealthCare Corporation ("NHC"). NHC also manages eleven of our foreclosure properties. See Note 6 and Note 10 for a subsequent event. NHC is also the Company's investment advisor. Consistent with its strategy of diversification, the Company has reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 20.7% of total invested assets on June 30, 2001.

          At June 30, 2001, 50.3% of the total invested assets of the health care facilities were operated by public operators, 36.5% by regional operators, and 13.2% by small operators.

Liquidity and Capital Resources

Sources and Uses of Funds

          We generated net cash from operating activities during the first six months of 2001 totaling $31.2 million compared to $32.2 million in the prior period. The primary reason for this period's decrease was due to a decrease in net income offset partially by an increase in the provision for loan losses and property impairments, an increase in accounts receivable and an increase in accounts payable and accrued liabilities. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for investment losses, and working capital changes.

          Net cash provided by investing activities during the first six months of 2001 totaled $19.8 million compared to $1.2 million in the prior period. Cash flows provided from investing activities during the first six months of 2001 included collections on mortgage notes receivable of $8.1 million compared to $6.7 million for the prior period. Marketable securities were sold and converted to cash of $12.8 million during the first six months of 2001.

          Cash flows used in investing activities during the first six months of 2001 included acquisition of real estate properties of $1.2 million. Cash flows used in investing activities in the prior period included investment in mortgage notes receivable of $3.6 million and in real estate properties of $1.8 million.

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

          Net cash used in financing activities during the first six months of 2001 totaled $78.4 million compared to $30.4 million in the prior period. Cash flows used in financing activities for the first six months of 2001 included the net repayment of credit facilities of $37.8 million, payments of convertible debentures of $37.8 million, principal payments on long-term debt of $1.9 million and dividends paid to preferred stockholders of $1.0 million. This compares to prior year activity of $1.9 million of principal payments on long term debt and dividends paid to stockholders of $34.5 million.

          Cash flows provided by financing activities in the prior period included $3.0 million from credit facility borrowings and $3.0 million from preferred stock sold to NHC, the Company's investment advisor.

          In March and June 2000, we declared quarterly dividends of 64 cents per common share. As a result of principal payment demands from our bank credit facility, we did not make any cash dividend distributions during the third and fourth quarters of 2000 nor during the first six months of 2001. See "Liquidity Demands and Capital Raising Alternatives" for additional comments.

          We intend to comply with REIT dividend requirements for the year ended December 31, 2001 and thereafter. We anticipate that a dividend at least equal to 90% of projected 2001 taxable income will be declared in the fourth quarter and paid by January 31, 2002. It is currently believed that the dividend will be paid in a combination of cash and shares of the Company.

Commitments

          At June 30, 2001, your Company was committed, subject to due diligence and financial performance goals, to fund approximately $2.0 million in health care real estate projects, of which $1.4 million is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, one hospital, and two assisted living facilities all at rates ranging from 10.0% to 11.5%.

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

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

          In order to address the maturity of $37.8 million of subordinated convertible debentures that matured on January 2, 2001, your Company issued $20.0 million of senior subordinated convertible debentures on December 29, 2000, the proceeds of which, along with cash from operations, were used to retire that indebtedness.

          Our previously unsecured line of credit agreement was originally scheduled to mature October 10, 2000. After a 30-day extension of the maturity of the line of credit and a combined payment of $31.0 million, our senior unsecured line of credit agreement and our $25.0 million unsecured term credit note were combined into an $84.0 million senior secured bank credit facility. The facility bears interest at a rate of LIBOR plus 2% and provides for a default rate of interest at LIBOR plus 4% upon an event of default and certain other events.

          Principal payments of $38 million were made on the senior secured bank credit facility during the six months ended June 30, 2001, resulting in a total outstanding balance of $45 million plus $11.6 million in outstanding letters of credit at June 30, 2001. Subsequent to June 30, 2001, on July 27, 2001, an additional $21 million of principal payments were made on this credit facility.

          In regard to the raising of necessary capital in order to meet the payment schedule on the senior secured bank credit facility, your Company did not pay a common stock dividend for the third and fourth quarters of 2000 nor the first and second quarters of 2001, dedicating that cash flow to the retirement of debt. We are aggressively pursuing the refinancing of certain assets using the Federal Housing Authority Section 232 Mortgage Guaranty Program. We continue to review other alternatives, including the sale of assets. The reinstatement of the dividend will be considered in light of the remaining amortization requirements of the bank credit facility relative to operating cash flow, proceeds from asset sales, loan repayments and capital raising initiatives. We currently anticipate a 2001 dividend will be paid by January 31, 2002 in a combination of cash and our common stock.

          Management believes that, through its currently available liquid assets and expected results from operations in 2001 and, if necessary, delay in payment of common stock dividends, your Company will be successful in generating the capital necessary to repay its senior secured bank credit facility. However, the lack of availability of reasonably priced capital limits our ability to make new investments, and future sale of assets at depressed prices, refinancings of debt at higher interest rates or our inability to repay or extend debt when due would have a material adverse impact on our financial position, results of operations and cash flows.

          We intend to maintain our REIT tax status for the year ended December 31, 2001 and thereafter. If, due to the liquidity constraints discussed herein, we are unable to distribute the required 90% of its 2001 taxable income during 2001, we can still meet the 2001 distribution requirements by paying such dividends either in cash or in a combination of cash and stock in 2002 prior to the filing of our 2001 federal income tax return.

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

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

          During the fourth quarter of 1999, we were informed of the bankruptcy of Lenox Healthcare, Inc and its affiliates ("Lenox"), one of its major customers. Lenox emerged from bankruptcy during the fourth quarter of 2000 and re-affirmed the balance of its first mortgage indebtedness made to its affiliate Zurich North American Capital Corporation (carrying amount of $21.7 million at June 30, 2001). Although not directly impacted by the Lenox bankruptcy filing, an additional three of our mortgage notes receivable (total carrying amount of $29.0 million at June 30, 2001) were affiliated with Lenox as a result of common ownership. We believe that the expected cash flows from these loans, along with the value of the collateral, support the carrying amounts after second quarter writedowns at June 30, 2001. We were advised on July 10, 2001, that Lenox filed another bankruptcy petition and we have now taken possession of and successfully relicensed these nine additional properties. See "Events Subsequent to June 30, 2001", Note 10.

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

          Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. When Alterra defaulted on their March 2001 rent payment, we immediately terminated the leases and arranged for new lessees. Our new lessees took possession of five properties on April 1, three properties on May 1, one property on June 1 and one property on July 1. The last property is in litigation but the court has ordered that its monthly rental payments be made to us. We have filed suit for damages against Alterra. We anticipate a reduced rental income from the Alterra properties over the next year. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, the Company determined that one of the former Alterra properties in Florida suffered an impairment during the second quarter. Based on the SFAS 121 impairment analysis, the Company has recorded an impairment of $4,900,000 at June 30, 2001. The Company believes that the combined carrying amount of these properties of $33,790,000 after the writedown is realizable.

          In addition to the investments discussed above, we have identified three additional non-performing mortgage loan investments. These investments, which are secured by 23 long-term health facilities, other property and certain corporate and personal guarantees, were made to three different entities in the original principal amounts totaling $101.4 million and are more fully discussed in Note 6. The carrying amounts of the three loans total $72.0 million at June 30, 2001. We believe that the expected cash flows from these loans, along with the value of the collateral, support the net carrying amounts.

          During 2000, we were also informed by the servicer of our 1993 REMIC investment that certain of the borrowers within that REMIC were not making the required debt service payments. Consequently, (as discussed in Note 7) we wrote off $2.2 million of its investment in the 1993 REMIC. These amounts have been included as investment loss expense in the Consolidated Statements of Income for 2000. In addition, during 2000, we received $1.9 million of interest payments from the servicer of the 1993 and 1995 REMICs that have not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs. During the six months ended June 30, 2001, we received $1,361,000 of interest payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs. As reported in Note 6, the borrowers have now recommenced their monthly payments to the REMIC. In the opinion of management, no other impairments of the carrying amounts of its REMIC investments have occurred as of June 30, 2001.

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

Impairments and Loan Loss Provision

          During the three months ended June 30, 2001, we determined, based on events occurring during the period and based on the provisions of SFAS 114 and SFAS 121, that impairments of certain of the investments mentioned above had occurred. As discussed above, these investments were affected by bankruptcy filings, bankruptcy court rulings, non-receipt of payments and judgments about possible refinancing and other collateral values. It is possible that additional events could occur that would indicate a further impairment of the net carrying amount of our investments. If such events occur, we will record additional loan loss provisions and impairment losses in the periods such events are known.

          Loan loss provisions and impairments of $22.6 million have been recorded during the six months ending June 30, 2001 related to four mortgage loans totaling $105.4 million net book value (before writedowns) and two owned property groups with a net book value of $49.0 million (before writedowns).

Debt and Related Guarantees

          In regard to other senior secured notes maturing in 2009 financed through the ESOP (total outstanding balance of $29.4 million at June 30, 2001, of which $18.2 million is our primary obligation), the lending institutions have the right to put the entire outstanding balance of the debt to the note maker effective December 16, 2001. Upon exercise of the put option by the lending institutions, we would be obligated to purchase 62% of the then outstanding balance and NHC is obligated to purchase 38% of the then outstanding balance. NHI, NHC and National are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that additional principal repayments are made on the debt during 2001. However, if the lending institutions exercise the put option, the guarantors would be required to purchase the entire outstanding balance of the debt, which would have a material adverse effect on our financial position and cash flows.

          National also has additional debt obligation financed through the ESOP (total outstanding balance of $14,563,000 at June 30, 2001). None of this debt is our primary obligation. However, this debt is cross-defaulted with our other debt obligations. Under the terms of this debt agreement, the lending institution has the right to put the entire outstanding balance of the debt to National at any time after September 30, 2001. If the lending institution exercises that option and National is unable to purchase the entire outstanding balance of the debt, National's debt along with our debt would be in default, which would cross default our guarantee of other National debt, all of which would have a material adverse effect on our financial position and cash flows. National advises us that the extension of the "put" has been orally extended to September 30, 2002, but the transaction has not yet been finalized.

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

          Certain of our debt obligations have cross-default provisions with other debt of NHC, NHR and National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders' equity by the three public companies and National. All such covenants have been met by us, and we believe that NHC, NHR and National were in compliance with, subsequently cured, or obtained waivers or amendments to remedy all events of non-compliance with the covenants at June 30, 2001. The failure of NHI, NHC, NHR or National to meet required covenants would have a material adverse effect on our financial position and cash flows.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

          Net loss for the three months ended June 30, 2001 is $12.3 million versus net income of $13.9 million for the same period in 2000. Earnings (loss) per common share decreased $1.07 to a loss of $.52 in the 2001 period from earnings of $.55 in the 2000 period.

          Total revenues for three months ended June 30, 2001 decreased $4.6 million or 12.1% to $33.4 million from $38.0 million for the three months ended June 30, 2000. Revenues from mortgage interest income decreased $3.1 million, or 29.9%, when compared to the same period in 2000. Revenues from rental income decreased $.7 million, or 6.3% in 2001 as compared to 2000. Revenues from investment interest and other income decreased $1.3 million or 45.4% compared to 2000. Facility operating revenue increased $.6 million or 4.3% in 2001 compared to 2000.

          The decrease in mortgage interest income is due to the discontinuation of interest income recognition on loans discussed above and in the notes to the Interim Condensed Consolidated Financial Statements.

          The decrease in investment interest and other income is due to the investment of lower cash amounts and the sale of marketable securities, resulting in a $0.5 million realized loss. The $0.5 million loss reduces investment interest and other income for the three months ended June 30, 2001.

          Total expenses for the three months ended June 30, 2001 increased $21.6 million or 89.8% to $45.7 million from $24.1 million for 2000. Interest expense decreased $2.2 million or 30.7% in 2001 as compared to 2000. Depreciation of real estate was unchanged. General and administrative costs remained the same. Facility operating expense increased by $.2 million or 1.3% in 2001 compared to 2000.

          Interest expense for the three months ended June 30, 2001 decreased due to the payment of credit facilities of $15.2 million.

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

          Net loss for the six months ended June 30, 2001 is $2.4 million versus net income of $27.9 million for the same period in 2000. Earnings (loss) per common share decreased $1.25 to a loss of $.14 in the 2001 period from earnings of $1.11 in the 2000 period.

          Total revenues for the six months ended June 30, 2001 decreased $9.2 million or 12.1% to $66.8 million from $76.0 million for the six months ended June 30, 2000. Revenues from mortgage interest income decreased $6.0 million, or 29.3%, when compared to the same period in 2000. Revenues from rental income decreased $.3 million, or 1.4% in 2001 as compared to 2000. Revenues from investment interest and other income decreased $3.5 million or 59.8% compared to 2000. Facility operating revenue increased $.7 million or 2.5% in 2001 compared to 2000.

          The decrease in mortgage interest income is due to the discontinuation of interest income recognition on loans discussed above and in the notes to the Interim Condensed Consolidated Financial Statements.

          The decrease in investment interest and other income is due to the investment of lower cash amounts and the sale of marketable securities, resulting in a $1.9 million realized loss. The $1.9 million loss reduces investment interest and other income for the six months ended June 30, 2001.

          Total expenses for the six months ended June 30, 2001 increased $21.0 million or 43.7% to $69.2 million from $48.2 million for 2000. Interest expense decreased $3.2 million or 23.2% in 2001 as compared to 2000. Depreciation of real estate was unchanged. General and administrative costs remained the same. Facility operating expense increased by $1.0 million or 4.2% in 2001 compared to 2000.

          Interest expense decreased due to the payment of credit facilities of $37.8 million, and payment of convertible debentures of $37.8 million, offset partially by new convertible debentures of $20.0 million.

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

Funds From Operations

          We have adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (loss) applicable to common stockholders (computed in accordance with generally accepted accounting principles "GAAP") excluding gains (or losses) from sales of property, plus depreciation of real property and after adjustments for unconsolidated entities in which a REIT holds an interest. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing or financing activities as a measure of liquidity. FFO is helpful in evaluating a real estate investment portfolio's overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time.

          The following table reconciles net income (loss) applicable to common stockholders to funds from (to) operations applicable to common stockholders:
	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

Net income (loss) applicable to common stockholders	$(12,756,000)	$13,457,000	$(3,354,000)	$27,013,000
Real estate depreciation	3,451,000	3,459,000	6,899,000	6,910,000
Funds from (to) operations applicable to common stockholders	$ (9,305,000)	$16,916,000	$ 3,545,000	$33,923,000

Diluted funds from (to) operations applicable to common stockholders	$ (9,305,000)	$19,127,000	$ 3,545,000	$38,279,000

Basic funds from (to) operations per share	$ (.38)	$ .69	$ .15	$ 1.39
Diluted funds from (to) operations per share	$ (.38)	$ .68	$ .15	$ 1.37

Shares for basic funds from (to) operations per share	24,392,157	24,383,620	24,392,157	24,383,356
Shares for diluted funds from (to) operations per share	24,392,157	28,062,152	24,392,157	27,935,060

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

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

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

          Our investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At December 31, 2000 and June 30, 2001, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133 did not have and the subsequent changes in the fair value of the purchased call options have not had a material effect on our financial position, results of operations or cash flows. However, future changes in the fair value of the purchased call options could introduce significant volatility into our results of operations in future fiscal quarters.

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

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

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

NATIONAL HEALTH INVESTORS, INC.

June 30, 2001

(Unaudited)

          As of June 30, 2001, $108,375,000 of our long-term debt bears interest at fixed interest rates. As of June 30, 2001, $56,491,000 of our convertible subordinated debentures bear interest at fixed rates. Because the majority of the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on our future earnings and cash flows related to these instruments. The remaining $33,414,000 of the Company's long-term debt, $20,000,000 of its convertible subordinated debentures and $45,242,000 senior secured bank credit facility bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on our future earnings and cash flows related to these instruments.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings. None other than in the normal course of business.

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

June 30, 2001

(Unaudited)

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date August 13, 2001	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date August 13, 2001	/s/ Donald K. Daniel
Donald K. Daniel Principal Accounting Officer