Form 10-Q
period 2001-09-30
NATIONAL HEALTH INVESTORS INC
filed 2001-11-13
CIK 877860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934

For quarter ended September 30, 2001	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC. (Exact name of registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	62-1470956 (I.R.S. Employer Identification No.)

100 Vine Street Murfreesboro, TN (Address of principal executive offices)	37130 (Zip Code)

Registrant's telephone number, including area code (615) 890-9100

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

24,286,582 shares of common stock were outstanding as of October 31, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 30, 2001 (unaudited)	December 31, 2000
ASSETS
Real estate properties:
Land	$ 34,049	$ 30,907
Buildings and improvements	371,119	315,777
Construction in progress	3,948	2 ,879
	409,116	349,563
Less accumulated depreciation	(82,157)	(71,559)
Real estate properties, net	326,959	278,004
Mortgage and other notes receivable, net	245,886	316,355
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage investment conduits	36,366	36,366
Cash and cash equivalents	17,652	47,249
Marketable securities	26,811	39,110
Accounts receivable	8,322	7,528
Deferred costs and other assets	2,195	4,233
Total Assets	$702,323	$766,977

LIABILITIES
Debt	$190,401	$143,660
Credit facilities	10,648	83,000
Convertible subordinated debentures	76,236	114,281
Accounts payable and other accrued expenses	20,328	14,711
Accrued interest	2,646	6,646
Deferred income	6,233	7,270
Total Liabilities	306,492	369,568

Commitments and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, $.01 par value; 10,000,000 shares authorized, 747,994 shares issued and outstanding; stated at liquidation preference of $25 per share	18,700	18,700
250,000 shares issued and outstanding, stated at liquidation preference of $12.00 per share	3,000	3,000
Common stock, $.01 par value; 40,000,000 shares authorized; 24,286,582 and 24,392,157 shares, respectively, issued and outstanding	243	244
Capital in excess of par value of common stock	424,871	426,260
Cumulative net income	422,536	427,889
Cumulative dividends	(465,769)	(464,307)
Unrealized losses on marketable securities	(7,750)	(14,377)
Total Stockholders' Equity	395,831	397,409
Total Liabilities and Stockholders' Equity	$702,323	$766,977

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2000 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
	(in thousands, except share amounts)
REVENUES:
Mortgage interest income	$ 5,273	$ 8,275	$ 19,847	$ 28,887
Rental income	11,345	11,710	34,330	35,010
Investment income	1,519	2,469	3,883	8,345
Facility operating revenue	15,975	12,538	42,863	38,772
	34,112	34,992	100,923	111,014
EXPENSES:
Interest	4,783	7,816	15,542	21,821
Depreciation of real estate	3,699	3,459	10,598	10,369
Amortization of loan costs	391	267	918	757
Legal expense	177	99	1,184	196
Franchise and excise tax	145	24	192	682
General and administrative	875	828	2,572	2,485
Loan, realty and security loss	10,438	4,584	32,988	4,259
Facility operating expense	16,578	12,565	42,282	37,228
	37,086	29,642	106,276	77,797

NET INCOME (LOSS)	(2,974)	5,350	(5,353)	33,217

DIVIDENDS TO PREFERRED STOCKHOLDERS	487	473	1,462	1,327

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ (3,461)	$ 4,877	$ (6,815)	$ 31,890

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$ (.14)	$ .20	$ ( .28)	$ 1.31
Diluted	$ (.14)	$ .20	$ ( .28)	$ 1.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24,392,450	24,383,620	24,392,257	24,383,444
Diluted	24,405,503	24,383,620	24,396,608	24,468,173

Common dividends per share declared	$ ---	$ ---	$ ---	$ 1.28

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (5,353)	$ 33,217
Depreciation of real estate	10,598	10,369
Provision for loan losses and impairments of real estate properties	26,550	4,259
Amortization of loan costs	918	757
Deferred income	---	68
Unrealized loss on marketable securities	6,438	---
Realized loss on sale of marketable securities	1,922	---
Amortization of bond discount	(888)	(1,339)
Amortization of deferred income	(1,037)	(662)
Increase in accounts receivable	(796)	(2,362)
(Increase) decrease in other assets	1,121	(376)
Increase in accounts payable and accrued liabilities	1,616	300
NET CASH PROVIDED BY OPERATING ACTIVITIES	41,089	44,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage notes receivable	---	(28,081)
Collection of mortgage notes receivable	30,629	18,857
Acquisition of property and equipment, net	(1,573)	(2,716)
Decrease in marketable securities, net	11,454	12,404
NET CASH PROVIDED BY INVESTING ACTIVITIES	40,510	464

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	---	2,000
Proceeds from long-term debt	4,630	823
Principal payments on debt	(2,577)	(2,932)
Principal payments on credit facilities	(72,352)	---
Redemption of subordinated convertible debentures	(37,790)	---
Sale of preferred stock	---	3,000
Dividends paid to shareholders	(1,462)	(50,571)
Repurchase of common stock	(1,645)	---
NET CASH USED IN FINANCING ACTIVITIES	(111,196)	(47,680)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,597)	(2,985)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,249	16,723
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 17,652	$ 13,738

(continued)
NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine Months Ended September 30
	2001	2000
(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 16,873	$ 21,004

During the nine months ended September 30, 2001, $255,000 of Senior Subordinated Convertible Debentures were converted into 36,425 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (255)	$ ---
Financing costs	$ 2	$ ---
Accrued interest	$ (2)	$ ---
Common stock	$ ---
Capital in excess of par	$ 255	$ ---

During the nine months ended September 30, 2001, NHI acquired property in exchange for NHI's rights under mortgage notes receivable
Mortgage and other notes receivable	$ 19,691	$ ---
Land	$ (1,188)	$ ---
Buildings and Improvements	$(18,503)	$ ---

During the nine months ended September 30, 2001, NHI acquired property in exchange for debt
Debt	$ 44,689	$ ---
Land	$ (1,980)	$ ---
Buildings and improvements	$(42,709)	$ ---

During the nine months ended September 30, 2000, NHI acquired notes receivable in exchange for NHI's rights to property
Mortgage and other notes receivable	$ ---	$(25,900)
Land	$ ---	$ 1,202
Buildings and improvements	$ ---	$ 24,698

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 ( in thousands, except share amounts)

										Unrealized Gains (losses) on Securities	Total Stockholders Equity
	Cumulative Convertible Preferred Stock				Common Stock		Capital in Excess of Par Value	Cumulative Net Income	Cumulative Dividends
	Shares	Amount	Shares	Amount
	at $25 per Share		at $12 per Share		Shares	Amount
BALANCE AT 12/31/00	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$427,889	$(464,307)	$(14,377)	$397,409
Net loss	---	---	---	---	---	---	---	(5,353)	---	---	(5,353)
Unrealized gains on securities	---	---	---	---	---	---	---	---	---	6,627	6,627
Total Comprehensive Income											1,274
Common shares repurchased	---	---	---	---	(142,000)	(1)	(1,644)	---	---	---	(1,645)
Shares issued in conversion of convertible debentures to common stock	---	---	---	---	36,425	---	255	---	---	---	255
Dividends to preferred stockholders	---	---	---	---	---	---	---	---	(1,462)	---	(1,462)
BALANCE AT 9/30/01	747,994	$ 18,700	250,000	$ 3,000	24,286,582	$243	$424,871	$422,536	$(465,769)	$ (7,750)	$395,831

BALANCE AT 12/31/99	748,694	$ 18,717	---	---	24,382,987	$244	$425,963	$394,165	$(431,282)	$(15,167)	$392,640
Net income	---	---	---	---	---	---	---	33,217	---	---	33,217
Unrealized losses on securities	---	---	---	---	---	---	---	---	---	(261)	(261)
Total Comprehensive Income											32,956
Shares sold	---	---	250,000	3,000	---	---	---	---	---	---	3,000
Shares issued in conversion of preferred stock to common stock	(700)	(17)	---	---	633	---	17	---	---	---	---
Dividends to common stockholders	---	---	---	---	---	---	---	---	(31,211)	---	(31,211)
Dividends to preferred stockholders	---	---	---	---	---	---	---	---	(1,327)	---	(1,327)
BALANCE AT 9/30/00	747,994	$ 18,700	250,000	$ 3,000	24,383,620	$244	$425,980	$427,382	$(463,820)	$(15,428)	$396,058

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
BASIC:
Weighted average common shares	24,392,450	24,383,620	24,392,257	24,383,444
Net income (loss)	$ (2,974,000)	$ 5,350,000	$(5,353,000)	$33,217,000
Dividends paid to preferred stockholders	(487,000)	(473,000)	(1,462,000)	(1,327,000)
Net income (loss) applicable to common stockholders	$ (3,461,000)	$ 4,877,000	$(6,815,000)	$31,890,000

Net income (loss) per common share - basic	$ (.14)	$ .20	$ ( .28)	$ 1.31

DILUTED:
Weighted average common shares	24,392,450	24,383,620	24,392,257	24,383,444
Stock options	13,053	---	4,351	1,395
Cumulative convertible preferred stock	---	---	---	83,334
Average common shares outstanding	24,405,503	24,383,620	24,396,608	24,468,173

Net income (loss)	$ (2,974,000)	$ 5,350,000	$(5,353,000)	$33,217,000
Dividends paid to preferred stockholders	(487,000)	(473,000)	(1,462,000)	(1,192,000)
Net income (loss) - diluted	(3,461,000)	4,877,000	$(6,815,000)	$32,025,000

Net income (loss) per common share - diluted	$ (.14)	$ . 20	$ (.28)	$ 1.31

Incremental Shares Excluded Since Anti-dilutive:
Convertible subordinated debentures	4,353,076	2,725,720	4,363,201	2,740,192
Cumulative convertible preferred stock	926,918	926,918	926,918	843,761
Stock options	360,074	450,074	360,074	450,074

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 3. INVESTMENTS IN MARKETABLE SECURITIES:

Our investment in marketable securities includes available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Realized gains and losses from securities sales are determined on the specific identification of the securities.

Proceeds from the sale of investments in available for sale securities during the nine months ended September 30, 2001 were $12,833,000. Gross investment losses of $1,922,000 were realized on these sales during the nine months ended September 30, 2001.

Assisted Living Concepts, Inc. Convertible Debentures - During 1999 and 2001, NHI purchased approximately $29,707,000 face amount of certain convertible debentures issued by Assisted Living Concepts, Inc. ("ALC") at a discount of approximately $13,771,000. As a result of ALC declaring bankruptcy on October 1, 2001, NHI, in accordance with the provisions of SFAS 115, measured and recorded a decline in value of its investment of $6,438,000 during the quarter ended September 30, 2001.

Note 4. COMMITMENTS AND GUARANTEES:

At September 30, 2001, we were committed, subject to due diligence and financial performance goals, to fund approximately $1,537,000 in health care real estate projects of which approximately $1,322,000 would be eligible for funding within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term care center, two assisted living facilities, and one hospital all at rates ranging from 10.0% to 11.5%. We have recorded deferred income for commitment fees related to these loans where applicable.

When we were formed by National HealthCare Corporation's ("NHC's") predecessor in 1991, and in order to obtain necessary consent, certain long term lenders to NHC required us to guarantee certain debt of NHC. As of September 30, 2001, this guarantee has been reduced to $9,281,000. The debt is at fixed interest rates with a weighted average interest rate of 8.3% at September 30, 2001. We receive compensation from NHC for this guarantee in the approximate amount of $46,000 per annum, which is credited against NHC's base rent requirements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

We have also guaranteed bank loans in the amount of $1,230,473 to key employees and directors. They used these loans to exercise stock options. The guaranteed loans, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.

We are aware of certain income tax contingencies with regard to our use of an independent contractor to manage certain of our foreclosure properties in Washington State. In order to fully resolve the contingencies, we have requested the Internal Revenue Service ("IRS") to enter into a closing agreement regarding the contingencies. It is possible that the IRS will not rule in our favor. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to our financial statements taken as a whole and could also result in the loss of our status as a real estate investment trust, which would have a significant adverse impact on our financial position, results of operations and cash flows.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

Our investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At December 31, 2000 and September 30, 2001, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133 did not have and the subsequent changes in the fair value of the purchased call options have not had a material effect on our financial position, results of operations or cash flows. However, future changes in the fair value of the purchased call options could introduce significant volatility into our results of operations in future fiscal quarters.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature NHI currently uses to evaluate the recoverability of its real estate properties. NHI will adopt the provisions SFAS 144 effective January 1, 2002 and is currently evaluating the effect of this pronouncement on its financial position, results of operations or cash flows.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

Note 6. NON-PERFORMING LOANS/LEASES, BANKRUPT BORROWERS/LESSEES, AND FORECLOSURE PROPERTIES/LEASE TERMINATIONS:

Non-Performing Loans and Leases

Integrated Health Services, Inc. ("IHS") Loan Participation - Effective September 1, 2001, IHS deeded six nursing homes to a subsidiary of NHI in return for the forgiveness of debt held jointly by SouthTrust Bank and NHI. NHI recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of $44.7 million. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. NHI collects these rent payments and services its debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. NHI and SouthTrust each beneficially own 50% of the lease revenue. NHI's interest in the lease revenue is represented by a note receivable from SouthTrust Bank with a current carrying amount of $19.6 million.

IHS has the right to terminate its lease with NHI with 90 days notice. Lease payments are now being made timely.

Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities, and certain corporate and personal guarantees. These facilities are located in Texas. Principal and interest payments since April 2000 have only been fitfully made and the debtor filed for bankruptcy on May 15, 2001. NHI does not expect to receive any payments during bankruptcy and anticipates the debtor will emerge from bankruptcy during the first quarter of 2002. Our net receivable balance after writedowns in previous quarters is $31,197,000, which amount we believe is realizable.

Morningside - On July 27, 2001, the outstanding principal amount plus legal fees (approximately $21 million) was paid to us, and the accrued interest has been reduced to a one year promissory note secured with a letter of credit, individual guarantees, and a confession of judgment. We did not receive or report income on this investment during the third quarter of 2001.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

Two New Jersey Centers- We have loaned approximately $18,412,000 million to the owners of two newly constructed New Jersey facilities. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units, nor their full complement of beds. They are operating at a negative net operating income, and have recently changed their management company. Since 2000, these facilities have been consistently late in making payments to us and have not yet made loan payments since June 2001. We have the limited personal guarantees of the owners. During the third quarter, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors. We believe the collateral supports the carrying amount of $13,069,000 of this loan, after writedowns of $1,304,000 and $4,000,000 during the three months ended June 30, 2001 and September 30, 2001, respectively.

Foreclosure Properties and Lease Terminations

We operate, through an independent contractor, foreclosure properties in five states. Additionally, we have terminated leases on and subsequently re-leased eleven assisted living complexes and one nursing center.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. Simultaneously with the receipt of the deeds to the properties, we entered into a management contract with a public nursing home chain operating a number of other properties in Washington. We have recorded the operating revenues and expenses of these facilities since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. We have entered into a letter of intent to sell two of the three remaining operating centers. This transaction is subject to the potential buyers' due diligence, which is currently ongoing and as a result, there can be no assurance that the transaction will close. Based on the letter of intent executed during the three months ended June 30, 2001, and in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), we determined that the properties suffered an impairment during the second quarter. Based on the SFAS 121 impairment analysis, we recorded an impairment of $1,500,000 during the quarter ended June 30, 2001. We believe that the carrying amount of these properties of $8,686,000 after the writedown is realizable.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on the three nursing homes and one assisted living center in New Hampshire and four licensed nursing homes in Massachusetts. We retained an operating subsidiary of NHC to manage the properties and we have recorded the operating revenues and expenses of these facilities since August 1999. We now have sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We are accounting for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", ("SFAS 66"). Consistent with the deposit method, NHI has not recorded the sale of the assets and continues to record depreciation expense each period. Any cash received from the buyer is reported as deferred income until the down payment criterion of SFAS 66 is met, at which time NHI will account for the sale under the full accrual method.

Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. When Alterra defaulted on their March 2001 rent payment, we immediately terminated the leases and arranged for new lessees. Our new lessees took possession of the centers during the late spring and summer of 2001. We have filed suit for damages against Alterra. We anticipate a reduced rental income from the Alterra properties over the next year. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, we have recorded an impairment of $4,900,000 during the quarter ended June 30, 2001. We believe that the combined carrying amount of these properties of $33,598,000 after the writedown is realizable.

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

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

Although Lenox paid its required debt service for the first quarter of 2001, Lenox was in default under its note agreements during the second quarter. Lenox re-filed for bankruptcy on July 10, 2001, and we obtained possession of the ten nursing homes in Kansas and Missouri (only nine of which are in operation) on July 26, 2001 and have successfully relicensed the centers. Based on these events, we recorded a writedown of this note of $4,000,000 during the second quarter of 2001. We believe that the fair value of these properties supports the reduced carrying amount of $19,475,000.

Bankrupt Borrowers and Lessees

Sun HealthCare - In the third quarter of 1999, SunRise HealthCare filed for bankruptcy protection. We had three properties which we leased to Sun. Sun rejected one of the leases effective January 31, 2001 and NHI re-leased the property to a third party for approximately 82% of the previous rent payment by Sun. NHI also has entered into an agreement with another party to sell the property on which Sun rejected the lease. The other two properties are current in their lease payments.

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

Texas Health Enterprises - In the fourth quarter of 1999, Texas Health Enterprises filed for bankruptcy protection. Texas Health Enterprises has a subsidiary which owns nine properties financed by NHI, all payments on which are current. Texas Health has emerged from bankruptcy during 2001 and reaffirmed its obligations to us. NHI believes its existing carrying amounts of the loans is fully covered by the asset collateral value of the properties.

Loan, Realty and Security Loss

During the nine months ended September 30, 2001, we determined, based on events occurring during the period and based on the provisions of SFAS 114 and SFAS 121, that impairments of certain of the investments mentioned above had occurred. As discussed above, these investments were affected by bankruptcy filings, bankruptcy court rulings, non-receipt of payments and judgments about possible refinancing and other collateral values. It is possible that additional events could occur that would indicate a further impairment of the net carrying amount of our investments. If such events occur, we will record additional loan loss provisions and impairment losses in the periods such events are known.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

At September 30, 2001, mortgage and other notes receivable have been reduced by an allowance for loan losses of $500,000. Loan loss provisions and property impairments of $26,550,000 have been recorded during the nine months ending September 30, 2001 related to four mortgage loans totaling $105,353,000 (before writedowns) and two owned property groups totaling $48,784,000 (before writedowns). The remaining portion of the loan, realty and security loss of $6,438,000 relates to the investment in Assisted Living Concepts Debentures.

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

At September 30, 2001, the net carrying value of the 1993 REMIC is $30,020,000 and the net carrying value of the 1995 REMIC is $6,346,000. During the nine months ended September 30, 2001, we received $2,269,000 of payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as income because of a repayment obligation to the servicer of the 1993 and 1995 REMICs. Effective April 1, 2001, certain debtors to the 1993 REMIC recommenced making mortgage payments to it in the approximate amount of $83,000 per month, which amount has been recognized as income.

We monitor the carrying amounts of the 1995 and 1993 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In our opinion, no other impairments of the carrying amounts have occurred as of September 30, 2001.

Note 8: DEBT AND RELATED GUARANTEES

Our previously unsecured line of credit agreement was originally scheduled to mature October 10, 2000. After a 30-day extension of the maturity of the line of credit and a combined payment of $31,000,000, the previously senior unsecured line of credit agreement and our $25,000,000 unsecured term credit note were combined into an $84,000,000 senior secured bank credit facility. The facility bears interest at a rate of LIBOR plus 2% and provides for a default rate of interest at LIBOR plus 4% upon an event of default and certain other events. Principal payments of $72,352,000 were made on the senior secured bank credit facility during the nine months ended September 30, 2001, resulting in a total outstanding balance of $10,648,000 at September 30, 2001. This remaining balance is due in July 2002.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

In addition to these debt obligations, we have other letters of credit totaling approximately $11,360,000 that mature during 2001. A non-renewal of these letters of credit would require us either to repay the debt obligations secured by the letters of credit or purchase the underlying debt obligations. We currently have the cash on hand to purchase these debt obligations upon termination of the letters of credit.

NHI also has guaranteed certain senior secured notes maturing in 2008 (total outstanding balance of $28,736,000 at September 30, 2001, of which $17,818,000 is our primary obligation), and the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of this put option by the lending institutions, we are obligated to purchase 62% of the then outstanding balance and NHC is obligated to purchase 38% of the then outstanding balance. Along with National Health Corporation and NHC, we are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that additional principal repayments on the debt are made during 2001. However, if the lending institutions exercise the put option, NHI and NHC would be required to purchase the entire outstanding balance of the debt. NHI believes it and NHC have the financial resources to meet its obligations related to these notes.

National also has additional debt obligations financed through its ESOP (total outstanding balance of $14,000,000 at September 30, 2001). None of this debt is our obligation; however, this debt is cross-defaulted with our debt obligations. By agreement, the lending institution has the right to put the entire outstanding balance of the debt to National at any time after September 30, 2002. If the lender does exercise that option and National is unable to purchase the entire outstanding balance of the debt, National's default would default its other debt that is guaranteed in whole or part by us.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

Note 9: ADVISORY AGREEMENT

NHI has entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to us by NHC. As Advisor, NHC is subject to the supervision of and policies established by NHI's Board of Directors.

The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term, but terminable by either party on 90 days notice, and by us for cause at any time. For its services under the Advisory Agreement, NHC is entitled to annual compensation in a base amount of $1.6 million, payable in monthly installments of $135,417. Prior to 2001, the full fee, although earned, was to be prorated to the extent that either FFO or actual dividend paid is less than $2.00 per share. In 2000, FFO as calculated under the Advisory Agreement was $2.60 while the dividend paid was $1.28. If deferred, the unpaid advisory fee bears interest at prime plus two percent and is payable when both FFO and dividends exceed $2.00 per share. Rather than incur this additional debt, the Board authorized the payment rather than the deferment of the fee earned in 2000. Beginning in 2001, the requirement to actually pay a $2.00 per share dividend as a condition of advisory fee payment was discontinued, although the requirement to earn FFO, as defined in the agreement, of $2.00 per share continues. Under the Advisory Agreement, we reimburse NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). The annual compensation expensed under the Advisory Agreement was approximately $1.9 million and $2.2 million during the nine months ended September 30, 2001 and 2000, respectively.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 2001, we had interests in owned real estate and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $674.0 million. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2001. Instead, we are monitoring and improving our existing properties.

As of September 30, 2001, our investments were diversified in 193 health care facilities located in 24 states consisting of 142 long-term care facilities, one acute care hospital, eight medical office buildings, 18 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $245.9 million aggregate principal amount of loans to 23 borrowers, $326.9 million of purchase leaseback transactions with 11 lessees and $36.3 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 193 facilities, 58 are leased to National HealthCare Corporation ("NHC"). NHC also manages 20 of our foreclosure properties. See Note 6. NHC is also our investment advisor. Consistent with its strategy of diversification, we have reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 22.0% of total invested assets on September 30, 2001.

At September 30, 2001, 55.1% of the total invested assets of the health care facilities were operated by public operators, 36.0% by regional operators, and 8.9% by small operators.

Liquidity and Capital Resources

Sources and Uses of Funds

We generated net cash from operating activities during the first nine months of 2001 totaling $41.1 million compared to $44.2 million in the prior period. The primary reason for this period's decrease was due to a decrease in net income offset partially by an increase in the provision for loan losses and property impairments, losses on marketable securities, and an increase in accounts payable and accrued liabilities. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for investment losses, and working capital changes.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

Net cash provided by investing activities during the first nine months of 2001 totaled $40.5 million compared to $.5 million in the prior period. Cash flows provided from investing activities during the first nine months of 2001 included collections on mortgage notes receivable of $30.6 million compared to $18.9 million for the prior period. Marketable securities were sold and converted to cash of $11.5 million during the first nine months of 2001.

Cash flows used in investing activities during the first nine months of 2001 included acquisition of real estate properties of $1.6 million. Cash flows used in investing activities in the prior period included investment in mortgage notes receivable of $28.1 million and in real estate properties of $2.7 million.

Net cash used in financing activities during the first nine months of 2001 totaled $111.2 million compared to $47.7 million in the prior period. Cash flows used in financing activities for the first nine months of 2001 included the net repayment of credit facilities of $72.4 million, payments of convertible debentures of $37.8 million, principal payments on long-term debt of $2.6 million and dividends paid to preferred stockholders of $1.5 million. This compares to prior year activity of $2.9 million of principal payments on long term debt and dividends paid to stockholders of $50.6 million.

Cash flow provided by financing activities during the first nine months of 2001 included $4.6 million form the long term debt. Cash flows provided by financing activities in the prior period included $2.0 million from credit facility borrowings and $3.0 million from preferred stock sold to NHC, our investment advisor.

In March and June 2000, we declared quarterly dividends of 64 cents per common share. As a result of principal payment demands from our bank credit facility, we did not make any cash dividend distributions during the third and fourth quarters of 2000 nor during the first nine months of 2001. See "Liquidity Demands and Capital Raising Alternatives" for additional comments.

We intend to comply with REIT dividend requirements for the year ended December 31, 2001 and thereafter. We anticipate that a dividend at least equal to 90% of projected 2001 taxable income will be declared in the fourth quarter and paid by January 31, 2002. We have estimated this dividend to be between $.42 and $.47 per share and will release the actual amount and record and payment dates on December 6, 2001.

Commitments

At September 30, 2001, we were committed, subject to due diligence and financial performance goals, to fund approximately $1.5 million in health care real estate projects, of which $1.3 million is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, one hospital, and one assisted living facility all at rates ranging from 10.0% to 11.5%.

We are currently limited in our ability to make new investments due to a lack of availability of reasonably priced capital. However, as discussed below, we believe we have sufficient liquidity to finance current investments for which we are committed as well as to repay or refinance borrowings at or prior to their maturity.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

Liquidity Demands and Capital Raising Alternatives

We have faced significant liquidity demands resulting from the significant and short term principal repayments required by our senior secured bank credit facility during 2001 and 2002.

In order to address the maturity of $37.8 million of subordinated convertible debentures that matured on January 2, 2001, we issued $20.0 million of senior subordinated convertible debentures on December 29, 2000, the proceeds of which, along with cash from operations, were used to retire that indebtedness.

Our previously unsecured line of credit agreement was originally scheduled to mature October 10, 2000. After a 30-day extension of the maturity of the line of credit and a combined payment of $31.0 million, our senior unsecured line of credit agreement and our $25.0 million unsecured term credit note were combined into an $84.0 million senior secured bank credit facility. The facility bears interest at a rate of LIBOR plus 2% and provides for a default rate of interest at LIBOR plus 4% upon an event of default and certain other events. Principal payments of $72 million were made on the senior secured bank credit facility during the nine months ended September 30, 2001, resulting in a total outstanding balance of $11 million plus $11.6 million in outstanding letters of credit at September 30, 2001. The remaining $11 million balance on the bank credit facility is due in July 2002, and the $11.6 million in letters of credit expire in the fourth quarter of 2001. We believe that we currently have financial resources available to meet these obligations in full when due.

In regard to the raising of necessary capital in order to meet the payment schedule on the senior secured bank credit facility, we did not pay a common stock dividend for the third and fourth quarters of 2000 nor the first, second, and third quarters of 2001, dedicating that cash flow to the retirement of debt. We are aggressively pursuing the refinancing of certain assets using the Federal Housing Authority Section 232 Mortgage Guaranty Program. The reinstatement of the dividend is expected to occur during the fourth quarter of 2001 and it will be paid in cash. We have announced a definitive declaration of amount and dates will occur on December 6, 2001.

Management believes that, through our currently available liquid assets and expected results from operations in 2001 and, if necessary, delay in payment of common stock dividends, we will be successful in generating the capital necessary to repay our debt obligations when due. However, the lack of availability of reasonably priced capital limits our ability to make new investments, and future sale of assets at depressed prices, refinancings of debt at higher interest rates or our inability to repay or extend debt when due would have a material adverse impact on our financial position, results of operations and cash flows.

We intend to maintain our REIT tax status for the year ended December 31, 2001 and thereafter.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

Loan Foreclosures, Borrower Bankruptcy and Other Troubled Investments

During 1998 through 2001, we purchased 32 long-term health care facilities and a retirement center for $121.6 million. The purchases were undertaken either through foreclosure or in lieu of foreclosure due to financial defaults on first mortgage loans with six different owners. The mortgages had been funded from 1993 through 1998 in original principal amounts totaling $143.9 million.

We are treating ten of the long-term health care facilities and the retirement center as "foreclosure property" for federal income tax purposes. With this election, unqualified income generated by the properties is expected to be treated as qualified income for up to nine years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status. NHC, through a subsidiary, provides management services to these foreclosure properties.

In January 2000, we sold the real estate, property and equipment of six long-term health care facilities on which we had foreclosed (and which is included in the $121.6 million mentioned above) to Care Foundation of America, Inc. ("Care") for $25.9 million in exchange for a note receivable from Care. In accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", we have accounted for the transaction under the installment method. The note receivable from Care bears interest at 11.5% and is collateralized by the first mortgages on the six long-term health care facilities and the corporate guarantee of NHC for up to $3.0 million of principal and interest. The president of Care was a member of our Board of Directors but resigned from Care during 2001.

Lenox Healthcare - On November 3, 1999, Lenox Healthcare filed for bankruptcy protection. NHI's investments with Lenox included first mortgages on ten nursing homes in Kansas and Missouri and also a first mortgage on a facility leased by Lenox in Florida. In late December, 2000, Lenox emerged from bankruptcy and reaffirmed the balance of its first mortgage indebtedness made to its affiliate Zurich North American Capital Corporation. However, a single property leased in Florida was rejected by Lenox, foreclosed upon by NHI and leased, effective March 1, 2001, to a third party who has an option to purchase during the next 12 months.

Although Lenox paid its required debt service for the first quarter of 2001, Lenox was in default under its note agreements during the second quarter. Lenox re-filed for bankruptcy on July 10, 2001, and we obtained possession of the ten nursing homes in Kansas and Missouri (only nine of which are in operation) on July 26, 2001 and have successfully relicensed the centers. Based on these events, we recorded a writedown of this note of $4,000,000 during the second quarter of 2001. We believe that the fair value of these properties supports the carrying amount of $19,475,000 at September 30, 2001.

Although not directly impacted by the Lenox bankruptcy filing, an additional three of our mortgage notes receivable (total carrying amount of $28.8 million at September 30, 2001) were affiliated with Lenox as a result of common ownership. We believe that the expected cash flows from these loans, along with the value of the collateral, support these carrying amounts.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

Integrated Health Services, Inc. ("IHS") Loan Participation - Effective September 1, 2001, IHS deeded six nursing homes to a subsidiary of NHI in return for the forgiveness of approximately $51.3 million of debt held jointly by SouthTrust Bank and NHI. IHS now leases the facilities from NHI under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facility. NHI and SouthTrust each beneficially own 50% of the lease revenue. IHS has a right to terminate the lease with 90 days notice. SouthTrust Bank holds a non-recourse note from our subsidiary in an amount equal to its 50% interest and retains the right to purchase a 50% interest in the subsidiary in exchange for the forgiveness of the non-recourse note.

Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities, and certain corporate and personal guarantees. These facilities are located in Texas. Principal and interest payments since April 2000 were fitfully made and the debtor filed for bankruptcy on May 15, 2001. NHI does not expect to receive any payments during bankruptcy. Our net receivable balance after the writedowns in previous quarters is $31,197,000, which amount we believe is realizable. We anticipate the debtor will emerge from bankruptcy in the first quarter of 2002, but at this time, are unable to determine when interest income will resume.

Morningside - On July 27, 2001, the outstanding principal amount plus legal fees was paid to us, and the accrued interest has been reduced to a one year promissory note secured with a letter of credit, individual guarantees, and a confession of judgment. Our net carrying value totaled approximately $21,266,000 at June 30, 2001 and was secured by mortgages on four assisted living facilities in Virginia and Maryland. We did not receive any principal or interest payments from June 2000 through June 30, 2001.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

Two New Jersey Centers- We have loaned approximately $18,412,000 million to the owners of two newly constructed New Jersey facilities. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units, nor their full complement of beds. They are operating at a negative net operating income, and have recently changed their management company. Since 2000, these facilities have been consistently late in making payments to us and have not yet made loan payments since June 2001. We have the limited personal guarantees of the owners. During the third quarter of 2001, we initiated foreclosure proceedings against the properties and an action against the individual guarantors. We believe the collateral supports the carrying amount of $13,069,000 of this loan, after writedowns of $1,304,000 and $4,000,000 during the three months ended June 30, 2001 and September 30, 2001, respectively.

Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. When Alterra defaulted on their March 2001 rent payment, we immediately terminated the leases and arranged for new lessees. Our new lessees took possession of the properties during the late spring and summer of 2001. We have filed suit for damages against Alterra. We anticipate a reduced rental income from the Alterra properties over the next year. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, we have recorded an impairment of $4,900,000 during the quarter ended June 30, 2001. We believe that the combined carrying amount of these properties of $33,598,000 after the writedown is realizable.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. Simultaneously with the receipt of the deeds to the properties, we entered into a management contract with a public nursing home chain operating a number of other properties in Washington. We have recorded the operating revenues and expenses of these facilities since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. We have entered into a letter of intent to sell two of the three remaining operating centers. This transaction is subject to the potential buyers' due diligence, which is currently ongoing and as a result, there can be no assurance that the transaction will close. Based on the letter of intent executed during the three months ended June 30, 2001, and in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), we determined that the properties suffered an impairment during the second quarter. Based on the SFAS 121 impairment analysis, we recorded an impairment of $1,500,000 during the quarter ended June 30, 2001. We believe that the carrying amount of these properties of $8,686,000 after the writedown is realizable.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

Investment in REMIC - During 2000, we were also informed by the servicer of our 1993 REMIC investment that certain of the borrowers within that REMIC were not making the required debt service payments. Consequently, (as discussed in Note 7) we wrote off $2.2 million of its investment in the 1993 REMIC during the fourth quarter of 2000. These amounts have been included as investment loss expense in the Consolidated Statements of Income for 2000. In addition, during 2000, we received $1.9 million of interest payments from the servicer of the 1993 and 1995 REMICs that have not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs. During the nine months ended September 30, 2001, we received $2,269,000 of interest payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs. As reported in Note 7, the borrowers have now recommenced their monthly payments to the REMIC.

Assisted Living Concepts Debentures - During 1999 and 2001, NHI purchased approximately $30 million face amount of certain convertible debentures issued by Assisted Living Concepts, Inc. at a discount of approximately $14.1 million. As a result of ALC declaring bankruptcy on October 1, 2001, NHI, in accordance with the provisions of SFAS 115, measured and recorded a decline in value of its investment of $6,438,000 during the quarter ended September 30, 2001.

Loan, Realty and Security Loss

During the nine months ended September 30, 2001, we determined, based on events occurring during the period and based on the provisions of SFAS 114 and SFAS 121, that impairments of certain of the investments mentioned above had occurred. As discussed above, these investments were affected by bankruptcy filings, bankruptcy court rulings, non-receipt of payments and judgments about possible refinancing and other collateral values. It is possible that additional events could occur that would indicate a further impairment of the net carrying amount of our investments. If such events occur, we will record additional loan loss provisions and impairment losses in the periods such events are known.

Loan loss provisions and property impairments of $26.6 million have been recorded during the nine months ending September 30, 2001 related to four mortgage loans totaling $105.4 million (before writedowns) and two owned property groups totaling $49.0 million (before writedowns). The remaining portion of the loan, realty and security loss of $6.4 million relates to the investment in Assisted Living Concepts Debentures.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

Debt and Related Guarantees

NHI also has guaranteed certain senior secured notes maturing in 2008 (total outstanding balance of $28,736,000 at September 30, 2001, of which $17,818,000 is our primary obligation), and the lending institutions have the right to put the entire outstanding balance of the debt to NHI and NHC effective December 16, 2001. Upon exercise of this put option by the lending institutions, we are obligated to purchase 62% of the then outstanding balance and NHC is obligated to purchase 38% of the then outstanding balance. Along with National Health Corporation and NHC, we are in the process of discussing this December 16, 2001 put option with the lending institutions. Management believes that the lending institutions will agree to not exercise the put option provided that additional principal repayments on the debt are made during 2001. However, if the lending institutions exercise the put option, NHI and NHC would be required to purchase the entire outstanding balance of the debt. NHI believes it and NHC have the financial resources to meet its obligations related to these notes.

National also has additional debt obligations financed through its ESOP (total outstanding balance of $14,000,000 at September 30, 2001). None of this debt is our obligation; however, this debt is cross-defaulted with our debt obligations. By agreement, the lending institution has the right to put the entire outstanding balance of the debt to National at any time after September 30, 2002. If the lender does exercise that option and National is unable to purchase the entire outstanding balance of the debt, National's default would default its other debt that is guaranteed in whole or part by us.

Certain of our debt obligations have cross-default provisions with other debt of NHC, NHR and National. Certain loan agreements require maintenance of specified operating ratios as well as specified levels of working capital and stockholders' equity by the three public companies and National. All such covenants have been met by us, and we believe that NHC, NHR and National were in compliance with, subsequently cured, or obtained waivers or amendments to remedy all events of non-compliance with the covenants at September 30, 2001. The failure of NHI, NHC, NHR or National to meet required covenants would have a material adverse effect on our financial position and cash flows.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net loss for the three months ended September 30, 2001 is $3.0 million versus net income of $5.4 million for the same period in 2000. Earnings per common share decreased $.34 to a loss of $.14 in the 2001 period from earnings of $.20 in the 2000 period.

Total revenues for three months ended September 30, 2001 decreased $.9 million or 2.5% to $34.1 million from $35.0 million for the three months ended September 30, 2000. Revenues from mortgage interest income decreased $3.0 million, or 36.3%, when compared to the same period in 2000. Revenues from rental income decreased $.4 million, or 3.1% in 2001 as compared to 2000. Revenues from investment interest and other income decreased $1.0 million or 38.5% compared to 2000. Facility operating revenue increased $3.4 million or 27.4% in 2001 compared to 2000.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

The decrease in mortgage interest income is due to the discontinuation of interest income recognition on loans discussed above and in the notes to the Interim Condensed Consolidated Financial Statements.

The decrease in investment interest and other income is due to the investment of lower cash amounts and the reduction in earnings on marketable securities.

Total expenses for the three months ended September 30, 2001 increased $7.5 million or 25.1% to $37.1 million from $29.6 million for 2000. Interest expense decreased $3.0 million or 38.8% in 2001 as compared to 2000. Depreciation of real estate was increased $.2 million or 7.0%. General and administrative costs remained the same. Facility operating expense increased by $4.0 million or 31.9% in 2001 compared to 2000.

Interest expense for the three months ended September 30, 2001 decreased due to the payment of credit facilities of $34.6 million.

Loan losses and realty impairments for the three months ended September 30, 2001 were $4.0 million compared to $4.6 million for the same period in 2000. Unrealized losses on marketable securities were $6.4 million for the three months ended September 30, 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net loss for the nine months ended September 30, 2001 is $5.4 million versus net income of $33.2 million for the same period in 2000. Earnings per common share decreased $1.59 to a loss of $.28 in the 2001 period from earnings of $1.31 in the 2000 period.

Total revenues for the nine months ended September 30, 2001 decreased $10.1 million or 9.1% to $100.9 million from $111.0 million for the nine months ended September 30, 2000. Revenues from mortgage interest income decreased $9.0 million, or 31.3%, when compared to the same period in 2000. Revenues from rental income decreased $.7 million, or 1.9% in 2001 as compared to 2000. Revenues from investment interest and other income decreased $4.5 million or 53.5% compared to 2000. Facility operating revenue increased $4.0 million or 10.6% in 2001 compared to 2000.

The decrease in mortgage interest income is due to the discontinuation of interest income recognition on loans discussed above and in the notes to the Interim Condensed Consolidated Financial Statements.

The decrease in investment interest and other income is due to the investment of lower cash amounts and the sale of marketable securities, resulting in a $1.9 million realized loss. The $1.9 million realized loss reduces investment interest and other income for the nine months ended September 30, 2001.

Total expenses for the nine months ended September 30, 2001 increased $28.5 million or 36.6% to $106.3 million from $77.8 million for 2000. Interest expense decreased $6.3 million or 28.8% in 2001 as compared to 2000. Depreciation of real estate was increased $.2 million or 2.0%. General and administrative costs remained the same. Facility operating expense increased by $5.0 million or 13.6% in 2001 compared to 2000.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

Interest expense decreased due to the payment of credit facilities of $72.4 million, and payment of convertible debentures of $37.8 million, offset partially by new convertible debentures of $20.0 million.

Loan losses and realty impairments for the nine months ended September 30, 2001 were $26.6 million compared to $4.3 million for the same period in 2000. Unrealized losses on marketable securities were $6.4 million for the nine months ended September 30, 2001.

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

The following table reconciles net income (loss) applicable to common stockholders to funds from (to) operations applicable to common stockholders:

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000

Net income (loss) applicable to common stockholders	$(3,461,000)	$ 4,877,000	$(6,815,000)	$31,890,000
Real estate depreciation	3,699,000	3,459,000	10,598,000	10,369,000
Funds from operations applicable to common stockholders	$ 238,000	$ 8,336,000	$ 3,783,000	$42,259,000

Diluted funds from operations applicable to common stockholders	$ 238,000	$10,547,000	$ 3,783,000	$48,826,000

Basic funds from operations per share	$ .01	$ .34	$ .16	$ 1.73
Diluted funds from operations per share	$ .01	$ .34	$ .16	$ 1.73

Shares for basic funds from operations per share	24,392,450	24,383,620	24,392,257	24,383,444
Shares for diluted funds from operations per share	24,405,503	28,036,258	24,396,608	27,968,792

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

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

Impact of Inflation

Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing our operations.

Our revenues are primarily from long-term investments. Certain of our leases require increases in rental income based upon increases in the revenues of the tenants. We have negotiated similar provisions in many of our mortgage notes receivable.

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

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

Our investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At December 31, 2000 and September 30, 2001, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133 did not have and the subsequent changes in the fair value of the purchased call options have not had a material effect on our financial position, results of operations or cash flows. However, future changes in the fair value of the purchased call options could introduce significant volatility into our results of operations in future fiscal quarters.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature NHI currently uses to evaluate the recoverability of its real estate properties. NHI will adopt the provisions of SFAS 144 effective January 1, 2002 and is currently evaluating the effect of this pronouncement on its financial position, results of operations or cash flows.

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

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

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

Item 3. Quantitative and Qualitative Information About Market Risk

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. All of our mortgage and other notes receivable bear interest at fixed interest rates. Our investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. The underlying mortgages included in our investments in real estate mortgage investment conduits ("REMIC's") also bear interest at fixed interest rates. As a result of the short-term nature of the our cash instruments and because the interest rates on our investment in notes receivable, preferred stock and REMIC's are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

NATIONAL HEALTH INVESTORS, INC.

September 30, 2001

(Unaudited)

As of September 30, 2001, $153,180,000 of our long-term debt bears interest at fixed interest rates. As of September 30, 2001, $56,491,000 of our convertible subordinated debentures bear interest at fixed rates. Because the majority of the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on our future earnings and cash flows related to these instruments. The remaining $37,222,000 of our long-term debt, $19,745,000 of our convertible subordinated debentures and $10,648,000 senior secured bank credit facility bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on our future earnings and cash flows related to these instruments.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our Investment Advisor and executive officers.

EQUITY PRICE RISK

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related 10% change in the fair value of our investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of our subordinated convertible debentures would result in a related 10% change in the fair value of the debenture instruments.

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

September 30, 2001

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date November 13, 2001	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date November 13, 2001	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer