Form 10-K405
period 2001-12-31
NATIONAL HEALTH INVESTORS INC
filed 2002-03-08
CIK 877860

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______ to ________
Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Maryland	62-1470956 (I.R.S. Employer Identification Number)
(State or other jurisdiction of incorporation or organization)

100 Vine Street, Suite 1202, Murfreesboro, Tennessee 37130
(Address of principal executive offices)
(Zip Code)

(615) 890-9100
(Company's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange
on which registered
Shares of Common Stock	New York Stock Exchange
Shares of Preferred Cumulative Convertible Stock	New York Stock Exchange
Senior Subordinated Convertible Debentures Due 2006 (10%)	New York Stock Exchange
Senior Subordinated Convertible Debentures Due 2004 (7%)	New York Stock Exchange
Convertible Subordinated Debentures Due 2006 (Greater of Prime +	New York Stock Exchange
1% or 9%)
$100,000,000 of 7.30% Notes Due 2007	----------

Securities registered pursuant to Section 12(g) of the Act
Same

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $282,202,435 as of February 27, 2002. The number of shares of Common Stock outstanding as of February 28, 2002 was 26,033,745.

PAGE 1 OF 87 PAGES
Exhibit Index Page 48

PART I

Item 1. Business

General

We are a real estate investment trust ("REIT") which invests in income producing health care properties primarily in the long-term care industry. As of December 31, 2001, we had ownership interests in real estate, mortgage investments and REMIC investments totaling approximately $582 million, and other investments in preferred stock and marketable securities of $65 million, resulting in total invested assets of $647 million. Our mission is to provide current income for distribution to stockholders through investments in health care related businesses and facilities, including long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities". We have funded these investments through three sources of capital: current cash flow, including principal prepayments from our borrowers, the sale of equity in the form of common and preferred stock and debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of straight debt. We currently have no outstanding bank lines of credit.

Although we intend to augment our mission by acquiring additional properties and making additional mortgage loans nationwide, predominately in the long-term care industry, market conditions make it unlikely that any material new investments in Health Care Facilities will occur during 2002. Instead we are actively engaged in monitoring and improving our existing portfolio.

As a result of recent conditions in the long-term care industry, we currently operate (thru a third party manager) 21 long-term health care facilities acquired through foreclosure or in lieu of foreclosure. We are treating these properties as foreclosure properties for federal income tax purposes. With this election, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purposes of the income-source tests that must be satisfied by REITs to maintain their tax status.

As of December 31, 2001, we had approximately $546 million in real estate and mortgage investments in 193 health care facilities located in 24 states consisting of 142 long-term care facilities, one acute care hospital, eight medical office buildings, 18 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consist of approximately $223 million aggregate principal amount of loans to 19 borrowers and $323 million of purchase leaseback agreements with ten lessees and $36 million invested in REMIC pass through certificates. Of these 193 facilities, 60 are leased to or operated by National HealthCare Corporation ("NHC").

At December 31, 2001, we were committed, subject to due diligence and financial performance goals, to fund approximately $1.5 million in health care real estate projects of which $1.3 million is expected to be funded within the next 12 months. The commitments include investments for one long-term health care center, and one hospital all at rates ranging from 10.0% to 11.5%.

We commenced operations on October 17, 1991 with approximately $121.8 million in net assets obtained when we acquired 40 skilled long-term care facilities, three retirement centers, and four third party first mortgage notes from NHC, successor by merger to National HealthCare L.P. in exchange for 7,306,570 shares of our Common Stock. Concurrently, we assumed mortgage indebtedness and certain other obligations of NHC related to the acquired properties. The 43 properties were then leased to NHC. NHC is a publicly traded corporation which at December 31, 2001 operated or managed 83 long-term care facilities with a total of 10,808 licensed beds. NHC additionally operated 1,056 assisted care units and 487 independent living apartments. Within its centers are located 281 Alzheimer's beds and 214 sub-acute beds. NHC also operates seven retirement centers with a total of 487 units, 13 freestanding assisted living facilities with a total of 843 units and 33 home health care programs.

NHC has provided advisory services to us since our inception pursuant to an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement"). In addition, NHI and NHC have certain other relationships. See "Certain Relationships and Related Transactions."

Unless the context indicates otherwise, references herein to "the Company", "we" and "our" include all of our subsidiaries.

Types of Health Care Facilities

Long-term care facilities. As of December 31, 2001, we owned and leased 48 licensed long-term care facilities, 35 of which were operated by NHC. The remaining 13 licensed long-term care facilities are leased to other long-term care companies. As of December 31, 2001, we owned and operated 20 long-term care facilities and one retirement center that we have acquired through foreclosure or by accepting a deed in lieu of foreclosure. We also had outstanding first mortgage loans and REMIC investments on 73 additional licensed long-term care facilities. All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level. Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

Acute and long term care hospitals. As of December 31, 2001, we owned and leased one acute care hospital. Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation. Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

Medical office buildings. As of December 31, 2001, we owned and leased seven medical office buildings. In addition, we had a first mortgage loan on one medical office building. Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients. Each of our owned medical office buildings is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee then leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

Assisted Living Facilities. We own 15 assisted living facilities, four of which are leased to a subsidiary of Marriott International and eleven to state specific operators. We also have first mortgages on three additional assisted living projects. Assisted living unit facilities are free standing facilities or facilities which are attached to long term care facilities or retirement facilities and provide basic room and board functions for the elderly. Some assisted living projects include licensed long term care (nursing home) beds. On-site staff are normally available to assist in minor medical needs on an as needed basis.

Retirement Centers. We own five retirement centers, four of which are leased to NHC and one to Sun Healthcare, and have first mortgages on two others. Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from government programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is normally required for long-term care facilities.

Residences for the developmentally disabled. As of December 31, 2001, we had outstanding first mortgage notes on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six to eight mentally and developmentally disabled persons. These persons obtain custodial care which includes food, lodging, education and transportation services. These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled. Services to the developmentally disabled are primarily paid for by state Medicaid programs.

Nature of Investments

Our investments are typically structured as either purchase leaseback transactions or mortgage loans. We also provide construction loans for facilities for which it has already committed to provide long-term financing or which agree to enter into a lease with us upon completion of the construction. The capitalization rates of our leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9% and 12% per annum. We charge a commitment fee of 1% based on the purchase price of the property of a purchase leaseback or the total principal loan amount of a mortgage loan. In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing. We believe our lease terms, mortgage loan and construction loan terms are competitive in the market place. Except for certain properties, as described under the heading "Foreclosure Properties", all of the operating Health Care Facilities are currently performing under their mortgage loans or leases. Typical characteristics of these transactions are as follows:

Mortgage Loans. In general, the term of our mortgage loans is 10 years with the principal amortized over 20 to 25 years and a balloon payment due at the end of the 10 year term. Substantially all mortgage loans have an additional interest component which is based on the escalation of gross revenues at the project level or fixed rate increases. These escalators are between 2.5% and 5% of the increase in gross revenue over a base year for nursing homes (typically, the first year following the close of the financing) and are negotiated on a project by project basis. Assisted living escalators are generally higher, (5 to 7%) while medical office buildings are lower (generally 2% or so). In certain of our mortgage loans, we have received an equity participation which allows us to share in a portion of any appreciation of the equity value of the underlying property. We do not expect the equity participations to constitute a significant or frequent source of income. Most mortgage loans have prepayment penalties starting at 10% during the first year and decreasing by 1% each year thereafter. In most cases, the owner of the property has committed to make minimum annual capital improvements for the purpose of maintenance or upgrading the facility.

In most circumstances, we will require some additional form of security and/or collateral beyond that provided by the lien of the mortgage. This additional security or collateral may consist of some or all of the following: (a) a guaranty by the borrowers' parent, if any, affiliates or individual principals; (b) an assignment of the leases and rents relating to the mortgaged property; (c) cross collateralization among loans; (d) security interest in other real property; (e) an assignment of personal property including accounts receivable; (f) letters of credit or certificates of deposit, and (g) other intangibles.

Leases. Our leases generally have an initial leasehold term of 10 to 14 years with one or more five year renewal options. The leases are "triple net leases" under which the tenant is responsible to pay all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the Health Care Facilities. The tenant is generally obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to at least the full replacement costs thereof and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant at such Health Care Facility. The leases also require the tenant to indemnify and hold harmless NHI from all claims resulting from the use and occupancy of each Health Care Facility by the tenant and related activities, as well as to indemnify NHI against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility with respect to, each Health Care Facility.

All of our leases contain annual escalators in rent payments. Revenue escalators for both long-term care centers and acute care hospitals are typically between 3% and 5% of the revenue increase per quarter or per annum. Rent escalators on certain medical office buildings generally range from 2% to 4% of the prior year's rent or in certain instances are based on increases in the Consumer Price Index. All of the acute care and medical office building properties which we own and lease gives the lessee an option to purchase the underlying property at the greater of i) our acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by us. None of our other leases have options to purchase. In addition, the acute care and medical office building leases contain a right of first refusal for the lessee if we receive an offer to buy the underlying leased property.

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

Construction loans. From time to time, we also provide construction loans that by their terms convert either into purchase leaseback transactions or mortgage loans upon the completion of the construction of the facility. Generally, when provided, the interest rates on the construction loans range from 9.0% to 11.5%. The term of such construction loans are for a period which commences upon the closing of such loan and terminates upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower's parent, affiliates of the borrower or one or more of the individuals who control the borrower.

Investment in REMIC Certificates

1993 Transactions

On November 9, 1993, we purchased $34.2 million principal amount of SC Commercial Mortgage Pass-Through Certificates, Series 1993-1 (the Certificates), which qualify as a real estate mortgage investment conduit (REMIC). The Certificates consist of nine classes issued in the aggregate principal amount of $172.9 million. The Certificates represent the entire beneficial ownership interest in a trust fund consisting of a pool of forty-one mortgage loans generally secured by a first lien on a single property that provides long-term care and/or assisted living care. All loans bear a fixed rate of interest, the weighted average of which is 9.308%. The Certificates were purchased in a private placement offering and are not readily marketable or freely tradable.

Our investment in the Certificates includes Class D and Class E Certificates which bear interest and the Class I Certificates which have no principal amount and are not entitled to distributions of principal, but are entitled to certain priority interest distributions. The Class D and Class E Certificates were issued with original issue discount.

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

1995 Transactions

On December 28, 1995, we purchased $7,305,000 face amount (purchase price was $6,158,000) of SC Commercial Mortgage Pass Through Certificates, Series 1995-1 (the Certificates) which qualifies as a REMIC. The Certificates consist of ten classes issued in the aggregate principal amount of $140,258,000. The Certificates represent the entire beneficial ownership interest in a trust fund consisting of a pool of 36 first mortgage loans secured by a first lien on 38 properties that provide long term and/or assisted living care. All loans bear a fixed rate of interest the weighted average of which is 10.47%. The Certificates were purchased in a private placement offering and are not readily marketable or freely tradable.

Our investment is in Certificate Class F which are rated "B" by S & P and Fitch. Distributions of interest and principal on the Class F certificates are subordinated to distributions of interest and principal with respect to other classes of the Certificates totaling $132,953,000 in principal amount.

REMIC Certificate Valuations

During 2000, we were informed by the servicer of the 1993 REMIC that certain of the loans within the 1993 REMIC were not making the required debt service payments. We wrote off $2,246,000 of the 1993 REMIC value that year due to these non-performing loans. In April of 2001 the debtors recommended making their required payments and we anticipate their emergence from bankruptcy with our collateral and current carrying amount unimpaired in 2002. We continually monitor the carrying values of the 1995 and 1993 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of December 31, 2001.

Operating Facilities

We own and operate 20 long-term health care facilities and one retirement center that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure. NHI has engaged subsidiaries of National HealthCare Corporation ("NHC") to manage these foreclosure properties. The operating revenues and expenses of these facilities are recorded in the consolidated statements of income. With certain elections, unqualified income generated by these foreclosure properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

Competition and Market Conditions

We compete, primarily on the basis of price, available capital, knowledge of the industry, and flexibility of financing structure, with real estate partnerships, other REITs and other investors (including, but not limited to, banks, insurance companies, and investment bankers marketing securities in mortgage funds) in the acquisition, leasing and financing of health care related entities.

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

In mid 1998, the long term care industry began experiencing Medicare revenue reductions brought about by the enactment of the 1997 Balanced Budget Act ("BBA 97"). Additionally, the assisted living industry experienced slower fill-up rates on new projects and more competition for their mature projects as overbuilding occurred in more and more markets. Stock prices for publicly traded companies declined precipitously and companies announced greatly reduced earnings or even significant losses. By the end of 2000, five of the ten largest public long term care companies were in bankruptcy, one of which emerged in 2001.

With the operators in such dire financial distress it is not surprising that the health care REIT industry - including your Company - have seen such a reduction in market capitalization to the extent that using publicly sold equity to generate capital is not a realistic option. Additionally, commercial borrowing sources are restricting if not altogether avoiding investments in health care REIT debt issues. Accordingly, we are not currently competing with any healthcare REITs or commercial banks for placing new mortgage loans or sale leasebacks. Instead, we are focusing on monitoring closely our existing investments, rather than making new ones.

Operators

The majority of the Health Care Facilities are operated by the owner or lessee. As a percent of total investments, 51.5% of the Health Care Facilities are operated by publicly-owned companies, while 35.4% are operated by multi state regional health care operators. Generally, a third party operator of a facility is not liable to us under the mortgage or lease; however, we consider the operator to be an important factor in determining the creditworthiness of the investment and we generally have the right to approve any changes in operators. On some investments, the third party operator of a facility guarantees at least a portion of the lease or mortgage. Operators who collectively manage more than 3% of our total real estate assets are as follows: NHC, Lenox Healthcare, Allgood Healthcare Co., Highland Health Services, Inc., Integrated Health Services, Inc., Marriott Senior Living Services, and Southeast Health Services. Of these operators, Lenox Healthcare emerged from bankruptcy in late December 2000 only to re-file in June 2001, while Integrated Health Services is not expected to emerge from bankruptcy prior to the third quarter of 2002. For additional information about these and other NHI operators, see "Foreclosure Properties".

NHC Master Agreement to Lease

The Master Agreement to Lease (the "Master Agreement") with NHC covers 40 nursing homes and three retirement centers and contains terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases were for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. During 2000, four of the leases - all in Florida - were terminated and NHI re-leased the properties to third parties. Although NHC's rent obligations pursuant to the master lease are unchanged, NHC receives a credit for rents paid to NHI by the new operators of the four Florida centers. The new operators of these centers are current on their required payments as of December 31, 2001.

During the initial term and the first renewal term (which has been exercised by NHC), NHC is obligated to pay annual base rent for the respective Health Care Facilities aggregating $15.2 million plus additional rent described below. During the second renewal term, (which would commence January 1, 2007) NHC is required to pay annual base rent based on the then fair market rental of the property as negotiated at that time between NHC and the Company. The Master Agreement also obligates NHC to pay as additional rent under each Lease all payments of interest and principal and other payments due under each mortgage to which the conveyance of the respective Health Care Facility to us was subject or any refinancing of mortgage debt that matures or is required to be paid in its entirety during the term of the Lease. In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHC paid $2.9 million as percentage rent for 2001.

The Master Agreement is a "triple net lease", under which NHC is responsible to pay all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, constituting a part of the Health Care Facilities) and other charges relating to the ownership and operation of the Health Care Facilities. NHC is obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to the full replacement costs thereof, insurance against boiler explosion and similar insurance, flood insurance if the land constituting the Health Care Facility is located within a designated flood plain area and to maintain specified property damage insurance, protecting us as well as NHC at such Health Care Facility. NHC is also obligated to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility with respect to, each Health Care Facility leased by NHC.

Non-performing Leases/Loans, Foreclosure Properties/Lease Terminations and Performing Bankrupt Borrowers/Lessees

Non-Performing Loans and Leases

Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas, and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only fitfully made and the debtor filed for bankruptcy on May 15, 2001. No payments were made thereafter. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,000,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization which was confirmed on January 28, 2002, requires the debtor to reaffirm the original debt and capitalized interest and commence monthly payments on April 10, 2002. Our net receivable balance, after the above writedowns, is $31,197,000, which amount we believe is realizable.

Two New Jersey Centers- We have loaned approximately $18,373,000 to the owners of two New Jersey facilities opened in early 2000. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units, nor their full complement of beds. The facilities are operating at a negative net operating income and have changed their management company. These facilities have not made loan payments since July 2001. We have limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, we recorded impairments of $5,304,000 during 2001 to reduce the loan to our estimate of net realizable value. During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and a separate action against the individual guarantors. We believe the collateral supports the carrying amount of $13,069,000 of this loan.

Manor House of Charlotte - An approximated $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a newly constructed 110 unit assisted living facility in Charlotte, North Carolina. The owner and corporate guarantor has offered to surrender possession to us if we will waive the corporate guarantee. While we have not accepted this offer, our analysis of the future expected cash flows consistent with SFAS 114, the historical occupancy of the project and competition in the market area resulted in the recordation of a $3.8 million writedown in mortgage loan value in the fourth quarter of 2001. We believe the remaining carrying amount of $3,400,000, after the above writedown, is supported by the value of the collateral.

Foreclosure Properties and Lease Terminations

We operate, through an independent contractor, foreclosure properties in Washington, Massachusetts, New Hampshire, Kansas and Missouri. The operating revenues and expenses of the foreclosure properties are included in the consolidated statements of income. Additionally, we have terminated leases on and subsequently re-leased eleven assisted living complexes.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. Simultaneously with the receipt of the deeds to the properties, we entered into a management contract with a public nursing home chain operating a number of other properties in Washington. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. Although we have retained a local broker to sell the properties, a satisfactory offer has yet to be received. Based on the SFAS 121 impairment analysis, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. We believe that the carrying amount of these properties of $8,535,000 after the writedowns is realizable.

During 2001, we received notice from the state of Washington of an environmental contamination issue caused by a former owner with regard to one of the properties. We are currently working with the state to design a clean-up plan. We are unable to estimate the ultimate costs or range of costs that will be required to meet the state's clean-up requirements.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure, recorded at approximately $41,800,000, on the three nursing homes and one assisted living center in New Hampshire and four licensed nursing homes in Massachusetts. We retained an operating subsidiary of NHC to manage the properties and we have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We are accounting for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. As of December 31, 2001, NHI has received no cash from the buyer. Any future cash received from the buyer will be reported as a deposit until the down payment and other criteria of SFAS 66 are met, at which time NHI will account for the sale under the full accrual method. The new owner is aggressively seeking to refinance these properties. We believe that the carrying amount of these properties of $35,117,000 is realizable.

Kansas and Missouri Properties - In July 2001, we accepted deeds in lieu of foreclosure on nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC also has been engaged to manage these facilities. During 2001, prior to accepting deeds on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties of $19,593,000, after the $4,000,000 writedown, is realizable.

Alterra Properties - In early 1998, we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. When Alterra defaulted on their March 2001 rent payment, we immediately terminated the leases and arranged for new lessees. The new lessees took possession of the centers during the late spring and summer of 2001. We have filed suit for damages against Alterra. Under the terms of the new leases, we have experienced reduced rental income this year and anticipate continued reduced rental income over the next year. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, we have recorded an impairment of $4,900,000 during 2001. We believe that the combined carrying amount of these properties of $33,406,000 after the writedown is realizable.

Performing Bankrupt Borrowers and Lessees

Integrated Health Services, Inc. ("IHS") Loan Participation - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, we owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and us. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. We lease the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, we and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, NHI recorded a $3,000,000 write-down of its note receivable. NHI believes that the carrying amount of its net investment in these properties of approximately $19,100,000, after the $3,000,000 write-down, is realizable.

IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Sun HealthCare - In the third quarter of 1999, SunRise HealthCare ("Sun") filed for bankruptcy protection. We had three properties which we leased to Sun. Sun rejected one of the leases effective January 31, 2001 and NHI re-leased the property to a third party for approximately 82% of the previous rent payment by Sun. Under the new lease agreement, the third party has a purchase option of $2,300,000. The other two properties are current in their lease payments, and the most recent Sun plan of reorganization provides for their reaffirmation of the remaining two centers.

Mariner Health Care - Mariner (which entered bankruptcy in February 2000) has six properties in the 1993 REMIC collateral pool. See Note 7. During 2000, NHI was informed by the master servicer of the REMIC that the Mariner properties were not making their required debt service payments. NHI reduced the carrying value of its investment during 2000 by $2,446,000 to its current carrying amount of approximately $30,000,000. Mariner has now recommenced its debt service payments to the 1993 REMIC and should emerge from bankruptcy in 2002, reaffirming its debt obligation to the REMIC.

Loan, Realty and Security Loss

During 2001, we determined, based on events occurring during that year and based on the provisions of SFAS 114 and SFAS 121, that impairments of certain of the investments mentioned above had occurred. As discussed above, these investments were affected by bankruptcy filings, bankruptcy court rulings, non-receipt of payments and judgments about possible refinancing and other collateral values. It is possible that additional events could occur that would indicate a further impairment of the net carrying amount of our investments. If such events occur, we will record additional loan loss provisions and impairment losses in the periods such events are known.

At December 31, 2001, we determined that no allowance for loan losses was required. Loan loss provisions and property impairments of $29,850,000 have been recorded during 2001 related to five mortgage loans totaling $124,068,000 (before writedowns) and two owned property groups totaling $55,161,000 (before writedowns). The remaining portion of the loan, realty and security loss of $5,709,000 relates to the write-down in 2001 for the permanent decline in value of the investment in Assisted Living Concepts Debentures.

Proposed Sale of Real Estate Property

We have granted a purchase option to the lessee of the Florida health care center we acquired in a 2000 foreclosure. We anticipate that this option will be exercised in 2002. We have previously written down the carrying value of the assets to a nominal amount and have not received any payments from the lessee. We continue to offer for sale the three Washington state nursing homes discussed previously.

Commitments

We have received commitment fees to make loans and to fund construction in progress to third parties for $1.5 million. Commitments include construction financings which have closed but which have not been fully funded as of December 31, 2001 and also investment amounts for which we have received a commitment fee but which have not been funded as of December 31, 2001.

The following table sets forth certain information regarding our commitments as of December 31, 2001.

		Commitments
Facility Type	Facilities	Current	Future	Total
		(in thousands)
Long-term care	1	$ 215	$ ---	$ 215
Hospital	1	1,792	---	1,792
Assisted Living	2	1,166	---	1,166
Commitments	4	$ 3,173	$ ---	$ 3,173

Sources of Revenues

General. Our revenues are derived primarily from mortgage interest income, rental income and the operation of Foreclosure Properties. During 2001, mortgage interest income equaled $25.5 million of which all except $.4 million was from non-NHC borrowers. Rental income totaled $46.0 million, 9.4% of which was from properties operated by NHC. The interest and rental payments are primarily derived from the operations of the Health Care Facilities. The source and amount of revenues from such operations are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs. Facility operating revenues are derived from the operations of the Foreclosure Properties and are determined by similar factors.

Governmental and popular concerns regarding health care costs have and may continue to result in significant reductions in payments to health care facilities, and there can be no assurance that future payment rates for either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care have and could continue to adversely affect revenues of our health-related lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their lease or debt payments to us. Failure of the lessees or borrowers to make their lease or debt payments would have a direct and material adverse impact on us.

Medicare and Medicaid. A significant portion of the revenue of our Foreclosure Properties and our lessees and borrowers is derived from governmental-funded reimbursement programs, such as Medicare and Medicaid.

Medicare is a federal health insurance program under the Social Security Act for individuals age 65 and over and certain chronically disabled individuals. The Balanced Budget Act of 1997 (BBA) made fundamental changes in the Medicare program which have resulted in reduced levels of payment for a substantial portion of health care services. Amendments to the BBA Medicare enactments were made in late 1999 and late 2000, which have enhanced operating revenues at Medicare certified lessees and borrowers.

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

Governmental Funding of Medicare and Medicaid. Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including services to be provided by our lessee's or their operators. The BBA was enacted in August, 1997, which contained numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA was projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of the BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which we have assets are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates. The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. Substantially all of the health care facilities in which we have invested commenced reimbursement under this program effective January 1, 1999. We believe that the deduction in Medicare revenues have negatively impacted our additional percentage rent and, in the case of renegotiated rents for troubled properties, the base rent of our skilled nursing facilities.

The BBA also contains several new antifraud provisions. Given the recent enactment of the BBA, we are unable to predict the impact of the BBA and its potential changes in state Medicaid reimbursement methodologies on the operations of its tenants or borrowers; however, any significant reduction in either Medicare or Medicaid payments could adversely affect their cash flows. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to continue to restrict further, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification by our tenants or borrowers would result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue to those providers. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby the provider is responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require expensive treatment not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Any reforms that significantly limit rates of reimbursement under the Medicare and Medicaid programs, therefore, could have a material adverse effect on our tenants or borrowers. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on us; however, we believe the most material negative impact occurred during 1999.

Congress addressed this financial distress in the Fall of 1999 through enactment of the Balanced Budget Refinement Act (BBRA). In 2000, Congress adjusted further the payment rates to skilled nursing facilities under the Benefits Improvement and Protection Act (BIPA).

The BBRA included a 4 percent across-the-board increase in payments to skilled nursing facilities for Fiscal Years 2001 and 2002 and a temporary 20 percent increase to 15 Resource Utilization Groups (RUGs) for patients considered medically complex. These changes became effective on October 1, 2000.

The BIPA increased the inflation update to the full market basket in Fiscal Year 2001 and raised the nursing component of the RUGs by 16.6 percent in an effort to improve PPS nursing staff ratios. Additionally, the BIPA spread the BBRA 20 percent increase to the three rehabilitation RUGs across all 14 special rehabilitation RUGs as a 6.7 percent increase. The other RUGs changed in the BBRA maintained the 20 percent increase. These changes went into effect on April 1, 2001.

The improvements brought about by BBRA and BIPA (including the 4 percent across-the-board increase in RUG payments, the 16.6 percent increase in nursing component, the changes in the SNF market basket, and the 20 percent RUGs add-ons) are all scheduled to expire under currently enacted legislation on September 30, 2002. President Bush's proposed budget assumes the expiration of these improvements. The actuary for the Centers for Medicare and Medicaid Services (CMS) estimates that the combined effect of the expiration of these improvements would translate into a reduction of $56.25 per Medicare patient day. If these changes go into effect without modification, they will have a material adverse effect on the results of operations on our foreclosure properties and the operations of our borrowers and lessees.

Licensure and Certification. The health care industry is highly regulated by federal, state and local law, and is directly affected by state and local licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements, and other such laws, regulations and rules. Sanctions for failure to comply with these regulations and laws include (but are not limited to) loss of licensure, fines, and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any lessee or borrower to comply with such laws, requirements and regulations could affect its ability to operate the facility or facilities and could adversely affect such lessee's or borrower's ability to make lease or debt payments to us.

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

It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referral, will continue in future years. Certain of our investments are with lessees or borrowers which are partially or wholly owned by physicians. In the event that any lessee or borrower were to be found in violation of laws regarding fraud and abuse or self-referral, that lessee's or borrower's ability to operate the facility as a health care facility could be jeopardized, which could adversely affect the lessee's or borrower's ability to make lease or debt payments to us and thereby adversely affect us.

Certificates of Need. Certain Health Care Facilities in which we invest are also generally subject to state statutes which may require regulatory approval, in the form of a certificate of need ("CON") prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. We cannot predict the impact of regulatory changes with respect to CON's on the operations of our lessees and mortgagees; however, in our primary market areas, a significant reduction in new construction of long term care beds has occurred.

Investment Policies

Our investment objectives are (i) to provide current income for distribution to our stockholders through investments primarily in health care related facilities, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders' capital. There can be no assurance that these objectives will be realized. It is not our intention to sell our properties and reinvest in other investments for the purpose of realizing gains resulting from the appreciation of value of those properties; we, however, may consider selling properties in the event circumstances should arise which would make a sale advisable or attractive, or to retire principal indebtedness.

We do not anticipate seeking further health care related investment opportunities such as lease or mortgage financing during 2002 and will instead focus on monitoring and enhancing our current investments, with specific emphasis on our foreclosure properties. We plan to continue our goal of maintaining a one to one ratio of debt to shareholder's equity and reinstating our previous investment grade rating. As the amendments to BBA, if they are continued, generate renewed investment confidence in the long term care industry, we will once again compete with health care providers and investors, including other real estate investment trusts, for additional health care related investments. In evaluating potential investments, we consider such factors, as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property; and (vii) the mix of private and government sponsored patients. There can be no assurances that these intentions will be realized.

We will not, without the prior approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer, or employee of NHC or NHI, or any affiliate thereof, as the case may be, any of our assets or other property.

The Board of Directors, without the approval of the stockholders, may alter our investment policies if they determine that such a change is in our best interests and our stockholders best interests. The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons.

We may incur additional indebtedness in the future to make investments in health care related facilities or business when it is advisable in the opinion of the Board of Directors. We may negotiate other lines of credit, or arrange for other short or long term borrowings from banks, NHC or otherwise. We have and may arrange for long term borrowings from institutional investors or through public offerings. We have invested and may in the future invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or REMIC investments.

Advisory Agreement

We entered into the Advisory Agreement on October 17, 1991 with NHC as "Advisor" under which NHC provides management and advisory services to us during the term of the Advisory Agreement. We believe the Advisory Agreement benefits us by providing access to NHC's extensive experience in the ownership and management of long-term care facilities and retirement centers. Under the Advisory Agreement, we engaged NHC to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Advisory Agreement, NHC is subject to the supervision of and policies established by our Board of Directors.

The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term, but terminable on 90 days notice, and we may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation in a base amount of $1.6 million, payable in monthly installments of $135,417. The full fee, although earned, will be prorated to the extent that funds from operations (FFO) is less than $2.00 per share. Under the Advisory Agreement, we reimburse NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In 2001, the annual compensation expensed under the Advisory Agreement was approximately $2,469,000.

The NHI board, in recognition of the fact that it chose to apply our FFO to debt payments during half of 2000 and three quarters of 2001, rather than distribute dividends, amended the Advisory Agreement to delete the requirement that a $2.00 per share dividend be paid. The fee, however, is still dependent upon obtaining the stated FFO objective.

Pursuant to the Advisory Agreement, NHC manages all of our day-to-day affairs and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to us. The Advisory Agreement further provides that we shall pay the expenses incurred with respect to and allocable to the prudent operation and business of NHI including any fees, salaries, and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, we do not have any officers or employees who are not also employees of NHC. Our three executive officers, Mr. W. Andrew Adams, Mr. Robert G. Adams and Mr. LaRoche are employees of NHC and all of their fees, salaries and employment costs are paid by NHC, but a portion of their bonus, if any, may be allocated for their duties to us.

We have implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to benefit from a Company guaranty on up to $100,000 per year of loans made from commercial banking institutions, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5.0 million. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. Outstanding loans are detailed in the 2002 Proxy Statement which was distributed to shareholders with this report.

Item 2. Properties

NHI PROPERTIES

LONG TERM CARE
Center	City	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	151
NHC HealthCare, Moulton	Moulton	136

ARIZONA
Estrella Care and Rehab	Avondale	161

COLORADO
Brookside Inn	Castle Rock	95

FLORIDA
Alachua Nursing Home	Gainesville	120
Ayers Health and Rehabilitation Center	Trenton	120
Bayonet Point Health & Rehabilitation Center	Hudson	180
Bear Creek Nursing Center	Hudson	120
Brighton Gardens of Maitland*	Maitland	39
Brighton Gardens of West Palm Beach*	West Palm Beach	47
Brooksville Healthcare Center	Brooksville	180
Cypress Cove Care Center	Crystal River	120
Heather Hill Nursing Home	New Port Richey	120
Health Center at Huber Gardens	St. Petersburg	96
Jefferson Nursing Center	Monticello	60
Lake Park of Madison	Lake Park	119
Miracle Hill Nursing & Convalescent	Tallahassee	120
Nursing Center at Mercy	Miami	120
Oakview Nursing	Williston	180
Osceola Health Care Center	St. Cloud	120
Parkway Health and Rehabilitation Center	Stuart	177
Plantation Gardens Rehab & Nursing	Ocoee	120
Pine Lake Nursing Home	Greeneville	58
Royal Oak Nursing Center	Dade City	120
The Health Center of Merritt Island	Merritt Island	180
The Health Center of Plant City	Plant City	180

GEORGIA
Ashton Woods	Rossville	157
Forest Lake Manor	Martinez	100
Jennings Health Care Center	Augusta	100
Meadowbrook Nursing Center	Tucker	144
Moss Oaks Health Care Center	Pooler	122
Rossville Convalescent Center	Rossville	112
West Lake Manor	Augusta	100

IDAHO
Grangeville Care Center	Grangeville	60
Sunny Ridge Care Center*	Nampa	46

KANSAS
Emporia Rehabilitation Center	Emporia	79
Hoisington Rehabilitation Center	Hoisington	62
Larned HealthCare Center	Larned	69
Chanute HealthCare Center	Chanute	84
Haysville HealthCare Center	Haysville	120
Sedgwick HealthCare Center	Sedgwick	79
Council Grove HealthCare Center	Council Grove	94

KENTUCKY
NHC HealthCare, Dawson Springs	Dawson Springs	80
NHC HealthCare, Glasgow	Glasgow	194
NHC HealthCare, Madisonville	Madisonville	94

MASSACHUSETTS
John Adams Nursing Home	Quincy	71
Buckley Nursing Home	Greenfield	120
Buckley Nursing & Retirement Center	Holyoke	102
Longmeadow of Taunton	Taunton	100

MISSOURI
Charleviox HealthCare Center	St. Charles	142
Clayton HealthCare Center	Clayton	282
Columbia HealthCare Center	Columbia	141
Florissant Nursing Center	Florissant	120
Hunter Acres Nursing Center	Sikeston	120
NHC HealthCare, Desloge	Desloge	120
NHC HealthCare, Joplin	Joplin	126
NHC HealthCare, Kennett	Kennett	170
NHC HealthCare, Maryland Heights	St. Louis	220
NHC HealthCare, St. Charles	St. Charles	120
Oak View Living Center	Jefferson City	120
Ozark Nursing Center	West Plains	120
Spanish Lake Nursing Center	Florissant	120
Joplin HealthCare Center	Joplin	92

NEW HAMPSHIRE
Epsom Manor, Inc.	Epsom	108
Maple Leaf Health Care Center	Manchester	114
Villa Crest*	Manchester	123
NEW JERSEY
Regal Manor Health Care Center*	Toms River	120
Royal Health Gate Nursing & Rehab*	Trenton	120
Brighton Gardens of Edison*	Edison	30

SOUTH CAROLINA
NHC HealthCare, Anderson	Anderson	290
NHC HealthCare, Greenwood	Greenwood	152
NHC HealthCare, Laurens	Laurens	176

TENNESSEE
NHC HealthCare, Athens	Athens	98
NHC HealthCare, Chattanooga	Chattanooga	207
NHC HealthCare, Columbia	Columbia	106
NHC HealthCare, Dickson*	Dickson	191
NHC HealthCare, Franklin	Franklin	80
NHC HealthCare, Hendersonville	Hendersonville	117
NHC HealthCare, Hillview	Columbia	92
NHC HealthCare, Johnson City*	Johnson City	160
NHC HealthCare, Knoxville	Knoxville	139
NHC HealthCare, Lewisburg	Lewisburg	102
NHC HealthCare, McMinnville	McMinnville	150
NHC HealthCare, Milan	Milan	123
NHC HealthCare, Nashville	Nashville	124
NHC HealthCare, Oakwood	Lewisburg	60
NHC HealthCare, Pulaski	Pulaski	102
NHC HealthCare, Scott	Lawrenceburg	62
NHC HealthCare, Sequatchie	Dunlap	120
NHC HealthCare, Smithville*	Smithville	107
NHC HealthCare, Somerville*	Somerville	72
NHC HealthCare, Sparta	Sparta	150
NHC HealthCare, Springfield	Springfield	107

TEXAS
Autumn Hills Convalescent Center	Houston	116
Autumn Hills Convalescent Center	Richmond	99
Autumn Hills Convalescent Center	Sugarland	150
Autumn Hills Convalescent Center	Tomball	150
Bonham Nursing Center	Bonham	65
Canterbury Villa of Falfurrias	Falfurrias	98
Canterbury Villa of Kingsville	Kingsville	162
College Street Nursing Center	Beaumont	50
Columbus Care Center	Columbus	129
Conroe Convalescent Center	Conroe	108
Denison Manor	Denison	71
Fair Park Nursing Center	Huntsville	92
Friendswood Arms Convalescent Center	Friendswood	102
Galaxy Manor Nursing Center	Cleveland	148
Golden Charm Nursing Center	Liberty	118
Heritage Forest Lane	Dallas	120
Heritage Manor - Canton	Canton	110
Heritage Manor - Mesquite	Dallas	149
Heritage Oaks	Arlington	204
Heritage Village	Dallas	280
Lindbergh Health Care Center	Beaumont	82
Shoreline Health Care Center	Taft	152
Terry Haven Nursing Center	Mt. Vernon	65
Town Park Convalescent Center	Houston	125
Willis Convalescent Center	Willis	114
Willow Bend Care Center	Mesquite	162
Winterhaven	Houston	160

VIRGINIA
Brian Center of Alleghany	Low Moor	60
Brian Center of Fincastle	Fincastle	60
Kegley Manor	Bastian	57
Maple Grove Health Care	Lebanon	60
NHC HealthCare, Bristol	Bristol	120
The Springs Nursing Center	Hot Springs	60
Willow Creek Health Care Center	Midlothian	120

WASHINGTON
Highline Care Center	Seattle	73
Park Ridge Care Center	Seattle	115
Park West Care Center	Seattle	139
Sehome Park Care Center	Bellingham	115

WISCONSIN
Honey Creek Health & Rehab Center	Milwaukee	196

ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital	Jackson	55

MEDICAL OFFICE BUILDINGS
		Square Footage
Center	City
FLORIDA
North Okaloosa	Crestview	27,017

ILLINOIS
Crossroads	Mt. Vernon	12,910

KENTUCKY
Scott Hospital	Georgetown	24,824

LOUISIANA
Women's & Children's	Lafayette	30,070

TEXAS
Pasadena	Pasadena	61,500
Hill Regional	Hillsboro	23,000

UTAH
Pioneer Valley	Salt Lake City	69,910

WASHINGTON
Capital Medical Office Building	Olympia	67,152

RETIREMENT CENTERS

Center	City	Beds

IDAHO
Sunny Ridge Care Center*	Nampa	117

MISSOURI
Lake St. Charles Retirement Center*	St. Charles	155

NEW HAMPSHIRE
Heartland Place	Epsom	60

TENNESSEE
Colonial Hill Retirement Center	Johnson City	63
Parkwood Retirement Center	Chattanooga	31

TEXAS
Remington Retirement Community*	Corpus Christi	60
Tiffany Walk Congregate Center	Tomball	60

ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED

Center	City	Beds

ARIZONA
Clare Bridge - Glendale	Glendale	36
Clare Bridge - Tanque Verde	Tucson	42
Sterling House - Gilbert	Gilbert	100
Sterling House - Tucson	Tucson	92

FLORIDA
19th Street Group Home	Gainesville	6
107th Place Group Home	Belleview	6
Bessent Road Group Home	Starke	6
Brighton Gardens of Maitland*	Maitland	102
Brighton Gardens of West Palm Beach*	West Palm Beach	104
Clare Bridge - Maitland	Maitland	38
Claudia Drive Group Home	Jacksonville	6
Coletta Drive Group Home	Orlando	6
Frederick Avenue Group Home	Daytona Beach	6
High Desert Court Group Home	Jacksonville	6
Plaza Oval Group Home	Casselberry	6
Rosewood Group Home	Ormond Beach	6
Second Street Group Home	Ocala	6
Somerset on Lake Saunders	Tavares	66
Spring Street Group Home	Lake City	6
Sterling House - Daytona Beach	Daytona Beach	60
Suffridge Drive Group Home	Bonita Springs	6
Tunis Street Group Home	Jacksonville	6
Walnut Street Group Home	Starke	6
Wynwood	Maitland	78
Park Place of St. Augustine	St. Augustine	90

IDAHO
Sunny Ridge Care Center*	Nampa	20

MISSOURI
Lake St. Charles Retirement Center*	St. Charles	25

NEW JERSEY
Brighton Gardens of Edison*	Edison	98
Regal Manor Health Care Center*	Toms River	30
Royal Health Gate Nursing & Rehab*	Trenton	30

NORTH CAROLINA
Manorhouse - Charlotte	Charlotte	144

SOUTH CAROLINA
Sterling House - Conway	Conway	84

TENNESSEE
717 Cheatam Street	Springfield	8
305 West Hillcrest Drive	Springfield	8
307 West Hillcrest Drive	Springfield	8
Sterling House - Gallatin	Gallatin	49
Sterling House - Kingsport	Kingsport	49
Sterling House - Tullahoma	Tullahoma	49
NHC HealthCare, Dickson*	Dickson	20
NHC HealthCare, Johnson City*	Johnson City	11
NHC HealthCare, Somerville*	Somerville	12
NHC HealthCare, Smithville*	Smithville	7

TEXAS
Brighton Gardens of Preston Road	Dallas	109
Remington Retirement Community*	Corpus Christi	30

*These facilities are listed in multiple categories.

REAL ESTATE MORTGAGE INVESTMENT CONDUITS

20.0% participating interest	14 Properties	1,971
5.2% participating interest	25 Properties	2,895

Item 3. Legal Proceedings

We are not subject to any material pending litigation, although a number of our operators or mortgagors are currently in bankruptcy and/or have multiple pending medical liability suits. See "Foreclosure Properties". The Health Care Facilities are subject to claims and suits in the ordinary course of business. Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on us or our operations.

Through the operation of our 21 foreclosure properties, we are subject to professional and general liability litigation for the provision of patient care. The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. We have maintained insurance coverage for this type of litigation. We are subject to certain claims, none of which, in management's opinion, would be material to our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The 2001 Annual Meeting of the Shareholders was held on April 26, 2001.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Ted H. Welch and Richard F. LaRoche, Jr. to serve as directors for terms of three years or until their successors have been fully elected and qualified. Election of Robert A. McCabe, Jr. to the unexpired term of Jack Tyrrell, a director whose term would have expired in 2002.

			% of Total
			Outstanding Shares
	For	Abstain	Voting For
Ted Welch	22,922,499	504,059	97.8%
Richard F. LaRoche, Jr.	22,695,769	730,789	96.9%
Robert A. McCabe, Jr.	22,905,963	520,595	97.8%

PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as our independent accountant.

			% of Total
			Outstanding Shares
For	Against	Abstain	Voting For
23,349,895	31,537	45,126	99.7%

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

In order to qualify for the beneficial tax treatment accorded to a REIT, we must make quarterly distributions to holders of our Common Stock equal on an annual basis to at least 90% of our REIT taxable income (excluding net capital gains), as defined in the Code. Cash available for distribution to our stockholders is primarily derived from interest payments received on our mortgages and from rental payments received under our leases. All distributions will be made by us at the discretion of the Board of Directors and will depend on our cash flow and earnings, our financial condition, bank covenants contained in our financing documents and such other factors as the Board of Directors deems relevant. Our REIT taxable income is calculated without reference to our cash flow. Therefore, under certain circumstances, we may not have received cash sufficient to pay our required distributions.

Common Stock Market Prices and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol NHI. The closing price for NHI stock on February 15, 2002 was $14.37. As of December 31, 2001, there were approximately 1,289 holders of record of shares and we estimate that as of such date there were in addition in excess of 12,000 beneficial owners of the shares.

High and low stock prices and dividends for the last two years were:

	2001			2000
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$12.1100	$7.5000	$---	$16.6250	$11.4375	$.64
June 30	11.6500	8.5500	---	12.5000	9.7500	.64
September 30	14.2000	9.9500	---	11.3750	4.8750	---
December 31	15.5000	12.2000	.45	7.8750	5.5625	---

Item 6. Selected Financial Data

The following table represents our financial information for the five years ended December 31, 2001. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

NATIONAL HEALTH INVESTORS, INC.

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share amounts)

Year Ended December 31	2001	2000	1999	1998	1997

Net revenues	$ 139,171	$ 147,514	$ 131,158	$ 106,552	$ 111,410
Net income (loss)	(63)	33,724	53,618	69,645	75,388
Net income (loss) per share
Basic	$ (0.08)	$ 1.31	$ 2.13	$ 2.72	$ 3.01
Diluted	(0.08)	1.31	2.13	2.69	2.92

Mortgages and other investments, net	$ 324,230	$ 429,963	$ 441,906	$ 495,964	$ 479,194
Real estate properties, net	323,266	278,004	316,021	245,538	200,069
Total assets	672,630	766,977	788,545	769,198	753,033
Long term debt	164,464	143,660	172,870	151,559	155,659
Credit facilities	---	83,000	88,000	58,500	---
Convertible subordinated debentures	62,643	114,281	95,741	100,096	119,038
Total stockholders' equity	397,793	397,409	392,640	424,660	444,080

Common shares outstanding	26,004,318	24,392,157	24,382,987	24,364,391	24,753,570
Weighted average common shares
Basic	24,466,850	24,383,932	24,365,027	24,964,047	24,394,044
Diluted	24,466,850	24,564,873	24,367,529	28,689,192	28,887,987

Common dividends declared per share	$ 0.45	$ 1.280	$ 2.960	$ 2.960	$ 2.960

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of December 31, 2001, NHI had interests in real estate owned, and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $647.0 million. NHI's mission is to invest in health care real estate which generates current income that will be distributed to stockholders. NHI has pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2002. Instead, NHI is monitoring and improving its existing properties.

As of December 31, 2001, we were diversified with investments in 193 health care facilities located in 24 states consisting of 142 long-term care facilities, one acute care hospital, eight medical office buildings, 18 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $222.5 million aggregate principal amount of loans to 22 borrowers, $111.0 million of purchase leaseback transactions with 10 lessees and $36.4 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 193 facilities, 21 were acquired through foreclosure and are owned and operated by us and 60 are leased to National HealthCare Corporation ("NHC"). The 21 owned and operated facilities are managed by subsidiaries of NHC. NHC is our investment advisor. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 20.4% of total invested assets on December 31, 2001.

At December 31, 2001, 53.77% of the total invested assets of the health care facilities were operated by public operators, 36.85% by regional operators, and 9.38% by small operators.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period.

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Valuations of and Impairments to Our Investments

Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement have been proposed for the next fiscal year of the federal government. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing for our lessees and mortgagees. Based on events occurring during each of the last three years, we determined that impairment of certain of our investments had occurred.

Decisions about valuations and impairments of our investments require significant judgements and estimates on the part of management. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying value of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

Revenue Recognition - Mortgage Interest and Rental Income

We collect interest and rent from our customers. Generally our policy is to recognize revenues on an accrual basis as earned. However, there are certain of our customers for which we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not realizable. For these nonperforming investments, our policy is to recognize interest or rental income only in the period when payments are made. This policy could cause our revenues to vary significantly from period to period.

REIT Status and Taxes

We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to its stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

We are aware of certain income tax contingencies with regard to our use of an independent contractor to manage certain of our foreclosure properties. In order to fully resolve the contingencies, we are in the process of requesting from the Internal Revenue Service ("IRS") closing agreements regarding each of these contingencies. It is possible that the IRS will not rule in our favor. While we provide reserves for tax contingencies, an unfavorable ruling by the IRS could result in the assessment of taxes, penalties and interest by the IRS that are material to our financial statements taken as a whole and could also result in the loss of our status as a real estate investment trust, which would have a significant adverse impact on our financial position, results of operations and cash flows.

Liquidity and Capital Resources

Sources and Uses of Funds

We have generated net cash from operating activities during 2001 totaling $59.8 million compared to $63.6 million in the prior year. The primary reason for this year's decrease was a decrease in net income offset partially by an increase in the provision for loan losses and property impairments, unrealized losses on marketable securities, and an increase in accounts payable and accrued liabilities. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for investment losses, and working capital changes.

Net cash provided by investing activities during 2001 totaled $41.9 million compared to $29.2 million in the prior year. Cash flows provided from investing activities during 2001 included collections and prepayments on mortgage notes receivable of $31.7 million compared to $47.6 million for the prior year. Marketable securities were sold and converted to cash or notes receivable of $17.9 million during 2001.

Cash flows used in investing activities during 2001 included investments in real estate properties of $1.9 million and investment in mortgage notes receivable of $5.8 million. Cash flows used in investing activities in the prior period included investments in real estate properties of $3.2 million and in mortgage notes receivable of $28.3 million.

Net cash used in financing activities during 2001 totaled $135.3 million compared to $62.3 million in the prior year. Cash flows used in financing activities for 2001 included the repayment of credit facilities of $83.0 million, payments of convertible debentures of $37.8 million, principal payments on long-term debt of $14.5 million and dividends paid to preferred stockholders of $1.9 million. This compares to prior year activity of payments of credit facilities of $28.3 million, principal payments on long term debt of $11.5 million and dividends paid to stockholders of $51.0 million.

Cash flow provided by financing activities during 2001 included proceeds of $9.6 million from long term debt. Cash flows provided by financing activities in the prior period included $20.0 million from convertible debentures issued and $3.0 million from preferred stock sold to NHC, our investment advisor.

NHI did not make any cash dividend distribution during the first three quarters of 2001. However, a 45 cent per share dividend was declared to holders of record on December 28, 2001, payable January 28, 2002. We believe this distribution satisfies REIT distribution requirements for 2001. The discontinuance of dividends for the first three quarters primarily reflects the decline in the Company's taxable income, the significant principal payments required by the Company's bank credit facility and restrictive covenants required by that same facility. See "Liquidity Demands and Capital Raising Alternatives" for additional comments.

Commitments

At December 31, 2001, we were committed, subject to due diligence and financial performance goals, to fund approximately $1.5 million in health care real estate projects, of which $1.3 million is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, one hospital, and one assisted living facility, all at rates ranging from 10.0% to 11.5%.

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

In regard to debt financed through the ESOP, the lending institutions have released us from our corporate guarantee. We remain primarily obligated to National on our $17,387,000 balance.

Liquidity Demands

NHI faced significant liquidity demands resulting from short term principal repayments required by our senior secured bank credit facility during 2000 and 2001. The bank credit facility was paid in full and ahead of schedule in 2001.

In order to address the maturity of $37.8 million of subordinated convertible debentures that matured on January 2, 2001, we issued $20.0 million of senior subordinated convertible debentures on December 29, 2000, a portion of the proceeds of which, along with cash from operations, were used to retire that indebtedness. By December 31, 2001 only $6,152,000 of these senior subordinated debentures remained outstanding, the balance having converted into common stock.

Our previously unsecured line of credit agreement was originally scheduled to mature October 10, 2000. After a 30-day extension of the line of credit maturity and a principal payment of $31.0 million, our senior unsecured line of credit agreement and its $25.0 million unsecured term credit note were combined into an $84.0 million senior secured bank credit facility in December 2000. This entire credit facility was paid in full and ahead of schedule on December 28, 2001. We accomplished this by not paying common stock dividends for two quarters in 2000 and three quarters of 2001, plus using cash received from principal repayments from our outstanding third party mortgage notes.

We declared a fourth quarter dividend of $.45 per share payable on January 28, 2002. We believe this satisfies our REIT distribution requirements for 2001. Beginning with the first quarter of 2002, we expect to resume paying regular quarterly dividends.

Non-Performing Loans/Leases, Foreclosure Properties/Lease Terminations, and Performing Bankrupt Borrowers/Lessees

Non-Performing Loans and Leases

Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas, and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only fitfully made and the debtor filed for bankruptcy on May 15, 2001. No payments were made thereafter. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, which was confirmed on January 28, 2002, requires the debtor to reaffirm the original debt and capitalized interest and commence monthly payments on April 10, 2002. Our net receivable balance, after the above writedowns, is $31,197,000, which amount we believe is realizable.

Two New Jersey Centers- We have loaned approximately $18,373,000 to the owners of two New Jersey facilities opened in early 2000. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units, nor their full complement of beds. The facilities are operating at a negative net operating income, and have recently changed their management company. These facilities have not made loan payments since July 2001. We have limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, we recorded impairments of $5,304,000 during 2001 to reduce the loan to our estimate of net realizable value. During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and a separate action against the individual guarantors. After the above writedown, we believe the collateral supports the carrying amount of $13,069,000 of this loan at December 31, 2001.

Manor House of Charlotte - An approximated $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a newly constructed 110 unit assisted living facility in Charlotte, North Carolina. The owner and corporate guarantor has offered to surrender possession to us if we will waive the corporate guarantee. While we have not accepted this offer, our analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recordation of a $3,800,000 writedown in mortgage loan value in the fourth quarter of 2001. We believe the remaining carrying amount of $3,400,000, after the above writedown, is supported by the value of the collateral.

Foreclosure Properties and Lease Terminations

We operate, through an independent contractor, foreclosure properties in Washington, Massachusetts, New Hampshire, Kansas and Missouri. The operating revenues and expenses of the foreclosure properties are included in the consolidated statements of income. Additionally, we have terminated leases on and subsequently re-leased eleven assisted living complexes.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. Simultaneously with the receipt of the deeds to the properties, we entered into a management contract with a public nursing home chain operating a number of other properties in Washington. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. Although we have retained a local broker to sell the properties, a satisfactory offer has yet to be received. Based on the SFAS 121 impairment analysis, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. We believe that the carrying amount of these properties of $8,535,000 after the writedown is realizable.

During 2001, we received notice from the state of Washington of an environmental contamination issue caused by a former owner with regard to one of the properties. We are currently working with the state to design a clean-up plan. We are unable to estimate the ultimate costs or range of costs that will be required to meet the state's clean-up requirements.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on the three nursing homes and one retirement center in New Hampshire and four licensed nursing homes in Massachusetts. We retained an operating subsidiary of NHC to manage the properties and we have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We are accounting for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and other criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is aggressively seeking to refinance these properties. Management believes that the carrying amount of these properties of $35,117,000 is realizable.

Kansas and Missouri Properties - In July 2001, we accepted deeds in lieu of foreclosure on nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC also has been engaged to manage these facilities. During 2001, prior to accepting deeds on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties of $19,593,000, after the $4,000,000 writedown, is realizable.

Alterra Properties - In early 1998, we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on their rent payment and we immediately terminated the leases and arranged for new lessees. The new lessees took possession of the centers during the late spring and summer of 2001. We have filed suit for damages against Alterra. Under the terms of the new leases, we experienced reduced rental income in 2001 and anticipate continued reduced rental income over 2002. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, we have recorded an impairment of $4,900,000 during 2001. We believe that the combined carrying amount of these properties of $33,406,000 after the writedown is realizable.

Performing Bankrupt Borrowers and Lessees

Integrated Health Services, Inc. ("IHS") Loan Participation - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, we owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and us. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. We lease the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. We and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, we recorded a $3,000,000 write-down of our note receivable. We believe that the carrying amount of our net investment in these properties of approximately $19,100,000, after the $3,000,000 write-down, is realizable.

During 2001, prior to accepting the deeds to these properties, NHI recorded a $3,000,000 write-down of its note receivable. NHI believes that the carrying amount of its net investment in these properties of approximately $19,100,000, after the $3,000,000 write-down, is realizable.

IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Sun HealthCare - In the third quarter of 1999, SunRise HealthCare ("Sun") filed for bankruptcy protection. We had three properties which we leased to Sun. Sun rejected one of the leases effective January 31, 2001 and NHI re-leased the property to a third party for approximately 82% of the previous rent payment by Sun. Under the new lease agreement, the third party has a purchase option of $2,300,000. The other two properties are current in their lease payments, and the most recent Sun plan of reorganization provides for their reaffirmation of the remaining two centers.

Mariner Health Care - Mariner (which entered bankruptcy in February 2000) has six properties in the 1993 REMIC collateral pool. See Note 8. During 2000, NHI was informed by the master servicer of the REMIC that the Mariner properties were not making their required debt service payments. NHI reduced the carrying value of its investment during 2000 by $2,446,000 to its current carrying amount of approximately $30,000,000. Mariner has now recommenced its debt service payments to the 1993 REMIC and should emerge from bankruptcy in 2002, reaffirming its debt obligation to the REMIC.

Loan, Realty and Security Loss

During 2001, we determined, based on events occurring during that year and based on the provisions of SFAS 114 and SFAS 121, that impairments of certain of the investments mentioned above had occurred. As discussed above, these investments were affected by bankruptcy filings, bankruptcy court rulings, non-receipt of payments and judgments about possible refinancing and other collateral values. It is possible that additional events could occur that would indicate a further impairment of the net carrying amount of our investments. If such events occur, we will record additional loan loss provisions and impairment losses in the periods such events are known.

At December 31, 2001, we determined that no allowance for loan losses was required. Loan loss provisions and property impairments of $29,850,000 have been recorded during 2001 related to five mortgage loans totaling $124,068,000 (before writedowns) and two owned property groups totaling $55,161,000 (before writedowns). The remaining portion of the loan, realty and security loss of $5,709,000 relates to the write-down in 2001 for the permanent decline in value of the investment in Assisted Living Concepts Debentures.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net loss for the year ended December 31, 2001 is $.1 million versus $33.7 million net income for the same period in 2000. Diluted earnings per common share decreased $1.39 to a loss of $.08 in 2001 from $1.31 in 2000.

Total revenues for the year ended December 31, 2001 decreased $8.3 million or 5.7% to $139.2 million from $147.5 million for the year ended December 31, 2000. Revenues from mortgage interest income decreased $12.3 million, or 32.6%, when compared to the same period in 2000. Revenues from rental income decreased $1.5 million, or 3.2% in 2001 as compared to 2000. Revenues from investment interest and other income decreased $6.7 million or 62.3% compared to 2000. Facility operating revenue increased $12.2 million to $63.5 million in 2001 compared to $51.3 million in 2000, a 23.9% increase.

The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of collection of and foreclosure on mortgage loans and due to the discontinuation of interest income recognition on the Autumn Hills, two New Jersey facilities, and Manor House of Charlotte loans as discussed previously. During 200, NHI collected $31.7 million of principal on mortgage loans. During 2001, NHI foreclosed on one mortgage loan which resulted in the acquisition of nine long-term health care centers in Kansas and Missouri.

The decrease in rental income resulted primarily from the discontinuation of rental income recognition on Alterra real estate properties as discussed previously. The decrease in investment interest and other income is due primarily to the discontinuation of interest income recognition on the Assisted Living Concepts ("ALC") securities as a result of ALC filing for bankruptcy in 2001, combined with the investment of lower cash amounts, and the sale of marketable securities, resulting in a $1.9 million realized loss. The $1.9 million realized loss reduces investment interest and other income for the year 2001.

The increase in facility operating revenues is due primarily to the purchase, in lieu of foreclosure of nine long-term health care centers in Kansas and Missouri during 2001.

Total expenses for 2001 increased $25.4 million or 22.4% to $139.2 million from $113.8 million for 2000. Interest expense decreased $8.4 million or 29.6% in 2001 as compared to 2000. Depreciation of real estate increased $.5 million or 3.4% when compared to 2000. General and administrative costs combined with amortization of loan costs, legal expense, and franchise and excise taxes decreased $0.2 million or 3.8%. Loan realty and security loss expense increased $20.9 million to $35.6 million, a 141.8% increase. Facility operating expense increased $12.8 million to $62.8 million in 2001 compared to $50.0 million in 2000, a 25.6% increase.

Interest expense decreased due to the payment of credit facilities of $83.0 million, and payment of convertible debentures of $37.8 million, offset partially by new convertible debentures of $20.0 million before conversions to equity thereon of $13.8 million. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of long term health care centers as discussed in Note 3 to the Consolidated Financial Statements.

Loan losses and realty impairments for 2001 were $29.9 million compared to $14.7 million for the same period in 2000. Realized losses on marketable securities were $5.7 million for 2001. The combined non-cash charge of $35.6 million resulted in a decrease of $1.45 per basic and diluted share in 2001. NHI also recorded a non-cash charge of $14.7 million, a decrease of .60 cents per basic and diluted share, in 2000 because of impairments of mortgage loan values, foreclosures and lease terminations.

The increase in facility operating expense is due to the purchase, in lieu of foreclosure, of nine long-term health care centers in Kansas and Missouri.

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

The increase in facility operating revenues is also due primarily to the purchase, in lieu of foreclosure, of seven long-term health care centers and one retirement center in August 1999.

Total expenses for 2000 increased $36.3 million or 46.8% to $113.8 million from $77.5 million for 1999. Interest expense increased $2.9 million or 11.5% in 2000 as compared to 1999. Depreciation of real estate increased $2.7 million or 23.4% when compared to 1999. Legal expense increased $1.0 million. Franchise and excise tax increased $0.6 million. Loan loss expense increased $.9 million or 6.6% to $14.7 million. Facility operating expense increased to $50.0 million in 2000 compared to $22.6 million in 1999.

Interest expense increased due to higher borrowing costs compared to the prior year. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of long term health care centers as discussed in Note 3 to the Consolidated Financial Statements.

Legal expense increased due to foreclosure and financing activities. Franchise and excise tax expense increased because of the implementation of new state taxes.

NHI recorded a non-cash charge of $10.4 million, a decrease in net income per share of 43 cents in the fourth quarter of 2000 because of the impairment of values related to mortgage loans and REMICs. NHI also recorded a non-cash charge of $10.0 million, a decrease of 41 cents per basic and diluted share, in the fourth quarter of 1999 because of impairments of values related to mortgage loans, foreclosures and lease terminations.

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

The following table reconciles net income (loss) applicable to common stockholders to funds from (to) operations applicable to common stockholders:

	Three Months Ended December 31		Year Ended December 31
	2001	2000	2001	2000

Net income (loss) applicable to common stockholders	$ 4,871,000	$ 20,000	$(1,944,000)	$31,910,000
Real estate depreciation	4,060,000	3,803,000	14,658,000	14,172,000
Funds from operations applicable to common stockholders	$ 8,931,000	$ 3,823,000	$12,714,000	$46,082,000

Diluted funds from operations applicable to common
stockholders	$ 9,015,000	$ 3,823,000	$12,714,000	$46,082,000

Basic funds from operations per share	$ .36	$ .16	$ .52	$ 1.89
Diluted funds from operations per share	$ .33	$ .16	$ .52	$ 1.76

Shares for basic funds from operations per share	24,688,226	24,385,383	24,466,850	24,383,932
Shares for diluted funds from operations per share	26,917,896	24,385,383	24,466,850	26,222,284

Impact of Inflation

Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing its operations.

Our revenues are primarily from long-term investments. Certain of our leases require increases in rental income based upon increases in the revenues of the tenants. We have negotiated similar provisions in many of our mortgage notes receivable.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. Our implementation of SAB 101 in the fourth quarter did not have a material impact on our financial position, results of operations or cash flows on a quarterly or annual basis.

From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument (including a derivative embedded in a hybrid instrument) be recorded in the balance sheet as either an asset or liability and measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS 133, as amended, effective January 1, 2001.

Our investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, Statement 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At January 1, 2001, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133, as amended, did not have a material effect on our financial position, results of operations or cash flows. Additionally, there were no material changes in the fair value of these purchased call options during 2001. However, future changes in the fair value of the purchased call options could introduce significant volatility into our results of operations in future fiscal quarters.

Forward Looking Statements

Statements in this Report that are not historical facts are forward-looking statements that involve a number of known and unknown risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause our actual results, performance and achievements to differ materially from any future results, performance or achievements implied by such forward-looking statements are the following: ability to reach agreement with certain creditors to extend maturity on terms we believe are reasonable prior to due dates; receipts of sufficient cash flow to repay debt as it becomes due; ability to continue to meet REIT status; general industry distress, including the on-going effect of reimbursement cutbacks; additional bankruptcy filings or other financial problems by lessees, mortgagors or managers of healthcare facilities in which we have an interest; and the description of the risk factors mentioned from time to time in the Company's SEC reports. We caution investors that any forward-looking statements may involve risks and uncertainties and are not guarantees of future performance. We have no duty to update information in this report. All forward looking statements represent our judgments as of the date of this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. All of our mortgage and other notes receivable bear interest at fixed interest rates. Our investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. The underlying mortgages included in our investments in real estate mortgage investment conduits (REMICs) also bear interest at fixed interest rates. As a result of the short-term nature of our cash instruments and because the interest rates on our investment in notes receivable, preferred stock and REMICs are fixed, a change in interest rates has no impact on our future earnings and cash flows related to these instruments.

As of December 31, 2001, $134,120,000 of our long-term debt bears interest at fixed interest rates. As of December 31, 2001, $56,491,000 of our convertible subordinated debentures bear interest at fixed rates. Because the majority of the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on our future earnings and cash flows related to these instruments. The remaining $30,344,000 of our long-term debt and $6,152,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on our future earnings and cash flows related to these instruments.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

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

c. Consolidated Statements of Income

d. Consolidated Statements of Cash Flows

e. Consolidated Statements of Stockholders' Equity

f. Notes to Consolidated Financial Statements

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

	1st	2nd	3rd	4th
2001	Quarter	Quarter	Quarter	Quarter

Net Revenues	$33,373	$33,438	$34,112	$38,248
Net Income (Loss)	9,889	(12,268)	(2,974)	5,290
Basic Earnings (Loss) Per Share	.390	(.520)	(.140)	.200
Diluted Earnings (Loss) Per Share	.360	(.520)	(.140)	.180

	1st	2nd	3rd	4th
2000	Quarter	Quarter	Quarter	Quarter

Net Revenues	$38,023	$37,999	$34,992	$36,500
Net Income	13,953	13,914	5,350	507
Basic Earnings Per Share	.560	.550	.200	.000
Diluted Earnings Per Share	.560	.550	.200	.000

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10. Directors and Executive Officers of Registrant

Management

The following table sets forth our directors and executive officers. Each executive officer is elected by the directors, serves at the pleasure of the Board of Directors and holds office until a successor is elected or until the earliest of resignation or removal. Directors hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. A director may be removed from office for cause only.

			Director
			Term
Name	Age	Position with the Company	Expires

W. Andrew Adams	56	Director and President	2002
Richard F. LaRoche, Jr.	56	Director, Senior Vice President and Secretary	2004
Robert T. Webb	57	Director	2003
Ted H. Welch	68	Director	2004
Robert G. Adams	55	Senior Vice President	----
Robert A. McCabe, Jr.	51	Director	2002

W. Andrew Adams has been President and a director since its inception in 1991. Mr. Adams has also been President and a director of National HealthCare Corporation ("NHC"), our Investment Advisor, since 1974. He also serves in these positions for National Health Realty, Inc., since its spin-off in late 1997. Mr. Adams serves on the Board of Directors of Lipscomb University in Nashville, Tennessee, SunTrust Bank in Nashville, Tennessee, Assisted Living Concepts, Inc. in Portland, Oregon, and Boy Scouts of America. He has an M.B.A. from Middle Tennessee State University.

Richard F. LaRoche, Jr. has served as Vice President, Secretary and a director since its inception in 1991. Mr. LaRoche is also General Counsel of NHC since 1971, Secretary of NHC since 1974 and Senior Vice President of NHC since 1986. He serves in the same capacities for National Health Realty, Inc. He received a J.D. from Vanderbilt University and an A.B. from Dartmouth College. Mr. LaRoche is responsible for legal affairs, acquisitions and finance for all three companies.

Robert T. Webb has served as a director of the Company since its inception in 1991. Mr. Webb is the owner of commercial buildings and rental properties in the Middle Tennessee area and is a subdivision developer. Mr. Webb is the President and the sole owner of Webb's Refreshments, Inc. which has been in operation serving the Middle Tennessee area since 1976. Mr. Webb attended David Lipscomb College and received a B.A. in business marketing from Middle Tennessee State University in 1969.

Ted H. Welch has served as a director of the Company since its inception in 1991. Mr. Welch serves on the Board of Directors of American Constructors, Inc., FirstBank, SSC Service Solutions, and U.S. Chamber of Commerce. Mr. Welch received a B.S. from the University of Tennessee at Martin and attended the Graduate School of Management at Indiana University.

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

The following employees of NHC have material involvement with the Company:

D. Gerald Coggin (Vice President/Governmental and Investor Relations) has a B.S. degree from David Lipscomb University and an M.P.H. from the University of Tennessee.

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

Dinsie B. C. Hale (Assistant Vice President/Accounting) has been with NHC since 1985. She is responsible for billing and collection and functions as a senior accountant for NHI. She has a B.S. degree from Middle Tennessee State University.

Kristin S. Gaines (Credit Analyst) has been with NHC since 1998. She oversees portfolio compliance and reports on those issues monthly to the NHC Advisory Committee and quarterly to the Board of Directors. She has a B.S. and an M.B.A. from Middle Tennessee State University.

Item 11. Executive Compensation

Information about our Executive Officer and Board of Directors compensation, including stock option information, is set out in detail in our definitive 2002 Proxy Statement which is accompanying this Annual Report on Form 10-K. This information is incorporated by reference herein as though copied verbatim.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of December 31, 2001 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to own beneficially 5% or more of the outstanding shares, (b) by each director, and (c) by all executive officers and directors of the Company:

Names and Addresses	Number of Shares	Percentages of
of Beneficial Owners	Beneficially Owned(1)	Total Shares

W. Andrew Adams(2)	2,506,620	9.6%
801 Mooreland Lane
Murfreesboro, TN 37128

Richard F. LaRoche, Jr.(2)(3)	523,568	2.0%
2103 Shannon Drive
Murfreesboro, TN 37129

Robert A. McCabe, Jr.	3,723	*
211 Commerce Street, Suite 300
Nashville, TN 37201

Robert T. Webb(2)	166,860	*
149 MTCS Drive
Murfreesboro, TN 37129

Ted Welch(2)	66,727	*
611 Commerce, 29th Floor
Nashville, TN 37219

Robert G. Adams(2)	389,655	1.5%
2217 Battleground Drive
Murfreesboro, TN 37129

All Executive Officers and	3,657,995	14.1%
Directors as a Group
(6 persons)

National Financial Services Corp.	1,562,944	6.0%
200 Liberty Street
New York, NY 10281

The Baupost Group, L.L.C.	2,447,686	9.4%
10 St. James Avenue, Suite 2000
Boston, MA 02116

________________
*Less than 1%.

(1) The percentages shown are based on 26,004,318 shares of Common Stock outstanding on December 31, 2001 plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange Act as disclosed by Vickers Stock Research Corporation. This is ownership for SEC purposes and not for purposes of real estate investment trust regulations.

(2) Includes 60,713 shares to Mr. W. A. Adams, 20,000 to Mr. R. Adams; 60,000 to Mr. Webb; 60,000 to Mr. Welch; and 20,000 to Mr. LaRoche, all of which may be acquired upon the exercise of stock options granted under the Company's 1991 and 1997 Stock Option Plans.

(3) Substantially all the options included in this total have been transferred to a family partnership or trust.

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

Item 13. Certain Relationships and Related Transactions

Advisory, Administrative Services and Facilities Agreement

We entered into an Advisory, Administrative Services and Facilities Agreement with NHC as "Advisor" under which NHC provides management and advisory services to us during the term of the Advisory Agreement. See "Business - Advisory, Administrative Services and Facilities Agreement".

Leases

Pursuant to NHC's conveyance of certain of the Health Care Facilities to us, we lease to NHC 43 of the Health Care Facilities. Pursuant to these Leases, we have entered into a Master Agreement to Lease with NHC. See "Business - NHC Master Agreement to Lease". At the expiration of the leases, any expansions to or improvements in the Health Care Facilities remain the full and complete property of NHI. During 2000, four of the leases - all in Florida - were terminated and the property leased to third parties. Although NHC's total rent obligation to us was unchanged, it will receive credit for rent received by us on these four Florida centers.

The Mortgage Debt

In connection with NHC's conveyance of 43 of the Health Care Facilities (the "NHC Health Care Facilities") to the Company in 1991, we assumed mortgage debt of $120.4 million (the "NHC Mortgage Debt"). As of December 31, 2001, the aggregate principal balance of the remaining mortgage debt was $48,676,000. If we were required to redeem all or a material portion of such debt, there can be no assurance that we would be able to replace such debt on the same or similar terms or in a similar amount. NHC has agreed to indemnify and hold us harmless from certain costs and damages incurred in refinancing or so redeeming this debt, including closing or commitment fees, legal fees, and increased interest rates. The balance of the mortgage indebtedness encumbering the Health Care Facilities received from NHC is long-term self-amortizing debt with final maturities from 1999 through 2017.

Although we assumed the NHC Mortgage Debt, NHC remains liable on certain of the debt and we have agreed to indemnify NHC in respect of such continuing liability. In connection with the transfer of the NHC Health Care Facilities and the Notes to the Company, and the assumption by us of the NHC Mortgage Debt, NHC and we obtained the written consent of each material lender of such Mortgage Debt and of the Guaranteed Debt (defined below). In addition, we and NHC have covenanted with such lenders to maintain certain debt coverage and similar financial ratios. Although there can be no assurance, management believes that we and NHC will be able to comply with each such covenant, during all relevant periods. In the event, however, that we or NHC fails to comply with any such covenant, and such failure is deemed to constitute a default under the related NHC Mortgage Debt or Guaranteed Debt, we may be required to retire such NHC Mortgage Debt or Guaranteed Debt prior to its stated maturity. A default under such debt, if not waived or cured, could result in a loss of certain of our assets through foreclosure or other means. NHC has agreed to indemnify and hold us harmless from suffering any loss, liability or harm as a result of this cross-collateralization, regardless of the form of such loss, liability or harm.

The majority of the NHC Mortgage Debt is cross-defaulted with other NHC liabilities and is cross-collateralized as mentioned above. Thus, in the event NHC defaulted on its remaining obligations under its debt package, we could lose our interest in the Notes or the NHC Health Care Facilities, even if its own payments on the NHC Mortgage Debt were current.

The Guaranteed Debt

In order to obtain the consent of certain lenders of NHC's transfer of assets to us, we guaranteed certain bank debt of National Health Corporation, which NHC also guaranteed. Effective December 28, 2001, we were released by the banks as a guarantor on this debt. As a result, we no longer have the risk that a default by NHC or National Health Corporation could trigger a cross default of us. We remain liable on $16,017,000 of this debt to National Health Corporation and as a result, the debt continues to be shown as long term debt on our balance sheet.

In order to obtain the consent of certain lenders to NHC's transfer of assets to us, we guaranteed certain senior debt ($17,857,000 balance as of December 31, 2001) of unrelated parties which NHC and NHR also guaranteed. We were directly obligated on 42% of this balance and a contingent obligor on 62% of this balance. Effective December 31, 2001, we, NHC and NHR were released as guarantors on this debt. As a result, we no longer have the risk that a default by NHC, NHR or the unrelated party mentioned above could trigger a cross default of us. We remain liable on 42% of the debt to the unrelated party and reflects this amount as long term debt on our balance sheet.

In management's opinion, these guarantee fees approximate the guarantee fees that we would currently charge to enter into similar guarantees.

Certain of the guaranteed indebtedness is secured by first mortgages, pledges of personalty, accounts receivable and, in certain instances, by the guarantees of the owners of the facilities. The borrower has granted second mortgages over the relevant properties in favor of NHC, and NHC has assigned its rights in such mortgages to NHI. Such rights may be enforced if either party is required to pay under their respective guarantees. NHC has agreed to indemnify and hold harmless NHI against any and all loss, liability or harm incurred by us as a result of having to perform under its guarantee of any or all of the guaranteed debt.

Operating Contracts

A subsidiary of NHC, our investment advisor, was retained by us in August 1999 to manage our eight New England properties. The properties have now been resold with NHI providing purchase mortgage financing. Additionally, effective February 1, 2000, we have transferred managerial control of four Washington state properties pursuant to an advisory agreement with another subsidiary of NHC. Finally, in July 2001, we retained NHC to manage the nine Missouri and Kansas properties on which we have foreclosed. Details of these properties can be found in the section entitled "Foreclosure Properties". The operating advisory fee is, in our opinion, a market rate contract.

Management Conflict of Interest

Two of the five directors and all of our officers occupy positions with NHC, and therefore, there may be conflicts of interest in their duties to the NHC stockholders and NHI stockholders. Although our Directors believe the terms of the NHC leases and the Advisory Agreement are fair and reasonable, not all of the terms of the leases or the Advisory Agreement may be fair and reasonable, nor may all of the terms of the leases or the Advisory Agreement negotiated on an arm's-length basis. We may purchase additional equity interests in real estate from, or make additional mortgage loans to NHC. Since NHC is our investment advisor, it has a conflict of interest in determining the price to be paid by us for additional assets which may be purchased from NHC and the terms of any leases to be entered into between us and NHC.

Security Counsel to NHC also represents us on certain security matters. In the course of such representation, circumstances may arise in which NHC and the Company have conflicting interests, in which event separate counsel will be retained to represent one or both of the parties.

Investment Advisor's Conflict of Interest

Our Investment Advisor, NHC, is also serving as the Investment Advisor for National Health Realty, Inc. ("NHR") a separate health care real estate investment trust founded in December, 1997, by NHC. Although NHR is publicly traded on the American Stock Exchange, its investment activities are restricted by the terms of NHC's Advisory Agreement.

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

Option Exercise Loan Guaranty Program

We have implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to obtain an NHI guaranty of up to $100,000 per year on loans made from commercial banking institutes, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5,000,000. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table below indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 2001.

	Current Loan	Maximum Loan	Commercial Bank
	Outstanding	Outstanding	Originating Loan

W. Andrew Adams	$ -0-	$ -0-	---
Richard F. LaRoche, Jr.	100,000	100,000	SouthTrust Bank
Robert T. Webb	-0-	-0-	---
Ted Welch	-0-	-0-	---
Robert G. Adams	-0-	-0-	SouthTrust Bank
NHC Employees	1,145,366	1,246,749	SouthTrust Bank

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

(b) Reports on Form 8-K. - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Murfreesboro, State of Tennessee, on the 6th day of March, 2002.

NATIONAL HEALTH INVESTORS, INC.

BY: /s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

Signature	Title	Date

/s/ W. Andrew Adams	President & Director
W. Andrew Adams	(Principal Executive Officer)	March 6, 2002

/s/ Richard F. LaRoche, Jr.	Secretary and Director
Richard F. LaRoche, Jr.	(Principal Financial Officer)	March 6, 2002

/s/ Robert T. Webb
Robert T. Webb	Director	March 6, 2002

/s/ Ted H. Welch
Ted H. Welch	Director	March 6, 2002

/s/ Robert A. McCabe, Jr.
Robert A. McCabe, Jr.	Director	March 6, 2002

NATIONAL HEALTH INVESTORS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2001

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference
to Exhibit 3.1 to Form S-11
Registration Statement
No. 33-41863

3.2	Bylaws	Incorporated by reference
to Exhibit 3.2 to Form S-11
Registration Statement
No. 33-41863

4.1	Form of Common Stock Certificate	Incorporated by reference
to Exhibit 39 to Form S-11
Registration Statement
No. 33-41863

4.2	Form of Preferred Convertible	Incorporated by reference
	Stock Certificate	to Exhibit 60 to Form S-3
Registration Statement
No. 33-72370

4.3	Form of Debenture due 2006	Incorporated by reference
	(10%)	to Exhibit 38 to Form S-11
Registration Statement
No. 33-41863

4.4	Form of Indenture Governing	Incorporated by reference
	the Debentures	to Exhibit 4.3 to Form S-4
Registration Statement No.
33-41863

4.5	Form of Debenture due 2001	Incorporated by reference
	(7-3/4%)	to Exhibit 4.3 to Form S-3
Registration Statement
No. 33-85398

4.6	Form of Debenture due 2006	Incorporated by reference
	(7%)	to Exhibit 1 to Form S-3
Registration Statement
No. 33-72370

4.7	First Supplemental Indenture	Incorporated by reference
	Dated December 15, 1995	to Exhibit 4.7 to Form 10-K
dated February 26, 1996

10	Materials Contracts	Incorporated by reference
from Exhibits 10.1 thru
10.9 to Form S-4 Registration
Statement No. 33-41863

10.12	1991 Stock Option Plan	Incorporated by reference
from Exhibit 10.12 to Form
S-4 Registration No. 33-41863

	1997 Stock Option Plan	Incorporated by reference from
the 1997 Proxy Statement as
filed

13	Report of Independent Public Accountants	Filed Herewith
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of
Cash Flows
Consolidated Statements of
Stockholders' Equity
Notes to Consolidated Financial
Statements
Financial Statement Schedules

23	Consent of Independent Public Accounts	Filed Herewith

EXHIBIT 13

NATIONAL HEALTH INVESTORS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets-December 31, 2001 and 2000

Consolidated Statements of Income-For the Years Ended

December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows-For the Years Ended

December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity-For the

Years Ended December 31, 2001, 2000 and 1999

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

The 2001 consolidated financial statements, together with the Report of Independent Public Accountants, listed in the above index are filed herewith.

NATIONAL HEALTH INVESTORS, INC.

Report of Independent Public Accountants

To National Health Investors, Inc.:

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Nashville, Tennessee

January 28, 2002

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

December 31,	2001	2000

Assets
Real estate properties:
Land	$ 34,054	$ 30,907
Buildings and improvements	371,095	315,777
Construction in progress	4,334	2,879
	409,483	349,563
Less accumulated depreciation	(86,217)	(71,559)
Real estate properties, net	323,266	278,004
Mortgage and other notes receivable, net	222,459	316,355
Investment in preferred stock	38,132	38,132
Investments in real estate mortgage investment conduits	36,366	36,366
Cash and cash equivalents	13,603	47,249
Marketable securities	27,273	39,110
Accounts receivable	8,355	7,528
Deferred costs and other assets	3,176	4,233
Total Assets	$672,630	$766,977

Liabilities
Long-term debt	$164,464	$143,660
Credit facilities	---	83,000
Convertible subordinated debentures	62,643	114,281
Accounts payable and other accrued expenses	24,930	14,711
Accrued interest	5,143	6,646
Dividends payable	11,702	---
Deferred income	5,955	7,270
Total Liabilities	274,837	369,568

Commitments and guarantees

Stockholders' Equity
Cumulative convertible preferred stock, $.01 par value;
10,000,000 shares authorized;
747,994 and 747,994 shares, respectively, issued and
outstanding; stated at liquidation preference of $25 per share	18,700	18,700
250,000 shares issued and outstanding at December 31, 2000; stated
at liquidation preference of $12 per share	---	3,000
Common stock, $.01 par value; 40,000,000 shares authorized;
26,004,318 and 24,392,157 shares, respectively, issued and
outstanding	260	244
Capital in excess of par value	435,399	426,260
Cumulative net income	427,826	427,889
Cumulative dividends	(477,890)	(464,307)
Unrealized losses on marketable securities	(6,502)	(14,377)
Total Stockholders' Equity	397,793	397,409

Total Liabilities and Stockholders' Equity	$672,630	$766,977

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

Year Ended December 31,	2001	2000	1999
Revenues:
Mortgage interest income	$ 25,545	$ 37,894	$ 49,049
Rental income	46,020	47,525	45,993
Investment interest and other income	4,081	10,818	11,810
Facility operating revenue	63,525	51,277	24,306
	139,171	147,514	131,158
Expenses:
Interest expense	20,100	28,539	25,596
Depreciation of real estate	14,658	14,172	11,485
Amortization of loan costs	1,088	1,165	743
Legal expense	1,453	1,011	12
Franchise and excise taxes	256	705	93
General and administrative expenses	3,302	3,462	3,170
Loan, realty & security losses	35,559	14,707	13,800
Facility operating expenses	62,818	50,029	22,641
	139,234	113,790	77,540

Net income (loss)	(63)	33,724	53,618

Dividends to preferred stockholders	1,881	1,814	1,633

Net income (loss) applicable to common stock	$ (1,944)	$ 31,910	$ 51,985

Net income (loss) per common share:
Basic	$ (.08)	$ 1.31	$ 2.13
Diluted	(.08)	1.31	2.13

Weighted average common shares outstanding:
Basic	24,466,850	24,383,932	24,365,027
Diluted	24,466,850	24,564,873	24,367,529

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)

Year Ended December 31,	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$ (63)	$ 33,724	$ 53,618
Depreciation of real estate	14,658	14,172	11,485
Provision for loan, realty and security losses	35,559	14,707	13,800
Realized loss on sale of marketable securities	1,922	---	---
Amortization of loan costs	1,088	1,165	743
Interest on debenture conversions	135	10	---
Deferred income received	---	68	1,095
Amortization of bond discount	(23)	---	---
Amortization of deferred income	(1,315)	(939)	(1,668)
Amortization of discount on investments	---	(2,727)	(1,563)
Increase in accounts receivable	(827)	(220)	(8,382)
Increase in deferred costs and other assets	(221)	(2,217)	(1,177)
Increase in accounts payable and accrued liabilities	8,850	5,867	5,482
Net cash provided by operating activities	59,763	63,610	73,433

Cash flows from investing activities:
Investment in mortgage notes receivable	(5,818)	(28,344)	(22,163)
Collection of mortgage notes receivable	5,352	43,588	16,287
Prepayment of mortgage notes receivable	26,349	4,027	---
Acquisition of and construction of real estate properties, net	(1,941)	(3,202)	(14,318)
(Investment in) sale of marketable securities, net	17,922	13,115	(33,173)
Net cash provided by (used in) investing activities:	41,864	29,184	(53,367)

Cash flows from financing activities:
Payments on credit facilities	(83,000)	(23,545)	---
Proceeds from credit facilities	---	---	29,500
Proceeds from long-term debt	9,630	823	25,773
Payments on long-term debt	(14,464)	(11,488)	(4,462)
Proceeds from (payments on) convertible subordinated debentures	(37,790)	20,000	(800)
Dividends paid to stockholders	(1,881)	(51,058)	(73,761)
Sale (repurchase) of cumulative convertible preferred stock	(3,000)	3,000	---
Repurchase of common stock	(4,768)	---	---
Net cash used in financing activities	(135,273)	(62,268)	(23,750)

Increase (decrease) in cash and cash equivalents	(33,646)	30,526	(3,684)
Cash and cash equivalents, beginning of period	47,249	16,723	20,407
Cash and cash equivalents, end of period	$ 13,603	$ 47,249	$ 16,723

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

	Cumulative Convertible Preferred Stock				Common Stock
							Capital in			Unrealized Losses	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
							Par Value	Net Income	Dividends	Securities	Equity
	At $25 per share		At $12 per share
Balance at 12/31/98	768,894	$ 19,222	---	$ ---	24,364,391	$244	$425,449	$340,547	$(357,518)	$ (3,284)	$ 424,660
Net income	---	---	---	---	---	---	---	53,618	---	---	53,618
Unrealized losses on marketable
securities, net	---	---	---	---	---	---	---	---	---	(11,883)	(11,883)
Total comprehensive income											41,735
Shares issued in conversion of
convertible debentures to common
stock	---	---	---	---	316	---	9	---	---	---	9
Shares issued in conversion of
preferred stock to common stock	(20,200)	(505)	---	---	18,280	---	505	---	---	---	---
Dividends to common share-
holders ($2.96 per share)	---	---	---	---	---	---	---	---	(72,131)	---	(72,131)
Dividends to preferred share-
holders ($2.125 per share)	---	---	---	---	---	---	---	---	(1,633)	---	(1,633)
Balance at 12/31/99	748,694	18,717	---	---	24,382,987	244	425,963	394,165	(431,282)	(15,167)	392,640
Net income	---	---	---	---	---	---	---	33,724	---	---	33,724
Unrealized gains on marketable
securities, net	---	---	---	---	---	---	---	---	---	790	790
Total comprehensive income											34,514
Shares sold	---	---	250,000	3,000	---	---	---	---	---	---	3,000
Shares issued in conversion of
convertible debentures to common
stock	---	---	---	---	8,537	---	280	---	---	---	280
Shares issued in conversion of
preferred stock to common stock	(700)	(17)	---	---	633	---	17	---	---	---	---
Dividends to common share-							---	---	(31,211)	---	(31,211)
holders ($1.28 per share)	---	---	---	---	---	---
Dividends to preferred
shareholders	---	---	---	---	---	---	---	---	(1,814)	---	(1,814)
Balance at 12/31/00	747,994	18,700	250,000	3,000	24,392,157	244	426,260	427,889	(464,307)	(14,377)	397,409
Net loss	---	---	---	---	---	---	---	(63)	---	---	(63)
Unrealized gains on marketable securities, net	---	---	---	---	---	---	---	---	---	7,875	7,875
Total comprehensive income											7,812
Shares sold	---	---	---	---	15,000	---	149	---	---	---	149
Shares repurchased	---	---	(250,000)	(3,000)	(381,077)	(4)	(4,914)	---	---	---	(7,918)
Shares issued in conversion of convertible debentures to common stock	---	---	---	---	1,978,238	20	13,904	---	---	---	13,924
Dividends to common share- holders ($.45 per share)	---	---	---	---	---	---	---	---	(11,702)	---	(11,702)
Dividends to preferred shareholders	---	---	---	---	---	---	---	---	(1,881)	---	(1,881)
Balance at 12/31/01	747,994	$ 18,700	---	$ ---	26,004,318	$260	$435,399	$427,826	$(477,890)	$(6,502)	$397,793

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2001, 2000, and 1999

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

Cash Equivalents - Cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

Federal Income Taxes - NHI intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHI will not be subject to federal income tax provided it distributes at least 90% of its REIT taxable income to its stockholders and meets other requirements to continue to qualify as a real estate investment trust. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. NHI's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHI.

The primary difference between NHI's tax basis and the reported amounts of NHI's assets and liabilities is a higher tax basis than book basis in its real estate properties by approximately $26,116,000.

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

Marketable Securities - NHI's investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Deferred Costs - Costs incurred to acquire financings are amortized by the interest method over the term of the related debt.

Other Assets - Other assets include NHI's $242,000 investment in Summerfield Development LLC ("Summerfield"), a real estate development company. Summerfield is a related party of NHI, since certain members of NHI's management and Board of Directors are also members of Summerfield. NHI carries its investment in Summerfield at cost in the consolidated balance sheets.

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

Rental Income - Rental income is recognized by NHI based on the terms of NHI's leases. Under certain of its leases, NHI receives additional contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter. NHI recognizes contingent rent annually or quarterly, as applicable, when, based on the actual revenues of the lessee, receipt of such income is assured. The Company's policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when payments are made.

Mortgage Interest Income - Mortgage interest income is recognized by NHI based on the interest rates and principal amounts outstanding of the mortgage notes receivable. Under certain of its mortgages, NHI receives additional contingent interest, which is based on the increase in the current year revenues of a borrower over a base year. NHI recognizes contingent interest income annually when, based on the actual revenues of the borrower, receipt of such income is assured. Mortgage interest income includes prepayment penalties, which are recognized into income upon prepayment of notes receivable. The Company's policy related to mortgage interest income on nonperforming mortgage loans is to recognize mortgage interest income in the period when payments are made.

Investment interest and other income - Investment interest and other income includes dividends and interest received from investments in marketable securities, realized gains and losses on sales of marketable securities, interest on cash and cash equivalents and amortization of deferred income.

Facility Operating Revenue - Facility operating revenue is generated from the long-term health care facilities on which NHI has foreclosed or has accepted deeds in lieu of foreclosure or otherwise has obtained possession. With certain elections, unqualified income generated by these foreclosure properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status. NHI has engaged subsidiaries of National HealthCare Corporation ("NHC") to manage these foreclosure properties. Approximately 75% of NHI's facility operating revenue in 2001, 2000 and 1999 is derived from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on fixed rates subject to program cost ceilings. Facility operating revenues is recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. These allowances and discounts were $1,986,000, $15,454,000 and $3,339,000 in 2001, 2000 and 1999, respectively. Amounts earned under Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in facility operating revenue in the year finalized.

Foreclosures - NHI records the assets received and liabilities assumed during foreclosures at the estimated fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

Stock-Based Compensation - NHI accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. NHI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, no compensation cost has been recognized in the consolidated statements of income for NHI's stock option plan. See Note 14 for additional disclosures about NHI's stock option plan.

Comprehensive Income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements. NHI reports its comprehensive income in the consolidated statements of stockholders' equity.

New Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. NHI's implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument (including a derivative embedded in a hybrid instrument) be recorded in the balance sheet as either an asset or liability and measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHI adopted SFAS 133, as amended, effective January 1, 2001.

NHI's investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 requires that NHI account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because NHI is not using the purchased call options as hedging instruments, SFAS 133 requires that NHI report changes in the fair value of the separated call options currently in earnings. In addition, NHI is required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At January 1, 2001, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133, as amended, did not have a material effect on NHI's financial position, results of operations or cash flows. Additionally, there were no material changes in the fair value of these purchased call options during 2001. However, future changes in the fair value of the purchased call options could introduce significant volatility into NHI's results of operations in future fiscal quarters.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature NHI currently uses to evaluate the recoverability of its real estate properties. NHI will adopt the provisions of SFAS 144 effective January 1, 2002. NHI does not believe that adoption of SFAS 144 will have a material effect on its financial position, results of operations or cash flows.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-6). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and we will adopt the provisions of SOP 01-6 effective January 1, 2002. We are currently evaluating the effects of SOP 01-6 but do not except such adoption to have a material effect on our financial position, results of operations or cash flows.

Prior Year Reclassifications - Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

Note 3. Real Estate Properties

The following table summarizes NHI's real estate properties by type of facility and by state as of December 31, 2001:

(Dollar amounts in thousands)

			Buildings,
			Improvements &		Mortgage
	Number of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 2,316	$ 373
Arizona	1	453	6,678	894	2,520
Florida	5	2,540	38,726	12,115	7,419
Georgia	1	52	865	582	119
Idaho	1	122	2,491	373	---
Kansas	5	354	8,493	117	---
Kentucky	3	201	2,899	1,506	---
Massachusetts	4	1,189	16,460	3,367	---
Missouri	9	2,091	31,155	8,917	12,386
New Hampshire	3	1,483	21,085	4,246	---
South Carolina	3	572	11,544	5,432	4,417
Tennessee	21	2,110	45,299	18,897	8,385
Texas	6	1,980	42,709	724	---
Virginia	1	176	2,511	1,026	3,270
Washington	4	1,982	8,371	1,818	---
Total Long-Term Care	69	15,400	244,451	62,330	38,889

Acute Care:
Kentucky	1	540	10,162	1,933	---
Total Acute Care	1	540	10,162	1,933	---

Medical Office Buildings:
Florida	1	170	3,349	1,055	---
Illinois	1	---	1,925	181	---
Kentucky	1	22	3,667	1,099	---
Louisiana	1	---	3,487	1,208	---
Texas	2	631	9,677	2,144	---
Utah	1	223	6,886	2,340	---
Total Medical Office
Buildings	7	1,046	28,991	8,027	---

Assisted Living:
Arizona	4	1,757	13,622	992	---
Florida	5	7,096	28,144	4,375	---
New Jersey	1	4,229	13,030	2,284	---
South Carolina	1	344	2,877	213	---
Tennessee	3	874	7,061	506	---
Texas	1	2,094	9,091	1,518	---
Total Assisted Living	15	16,394	73,825	9,888	---

Retirement Centers:
Idaho	1	243	4,182	598	---
Missouri	1	149	5,270	1,192	---
New Hampshire	1	218	2,904	609
Tennessee	2	64	5,644	1,640	---
Total Retirement Centers	5	674	18,000	4,039	---
Total	97	$34,054	$375,429	$86,217	$38,889

Certain of NHI's real estate properties are pledged as collateral on individual mortgage notes payable, as noted in the table above.

For the years ended December 31, 2001, 2000 and 1999, NHI capitalized interest costs during construction periods of $222,000, $191,000, and $58,000, respectively.

Foreclosure and Other Troubled Properties

NHI is treating the Washington State, New England and Kansas and Missouri properties described below as foreclosure property for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

Washington State Properties - On October 16, 1998, NHI accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. Simultaneously with the receipt of the deeds to the properties, NHI entered into a management contract with a public nursing home chain operating a number of other properties in Washington. NHI has included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. Although NHI has retained a local broker to sell the properties, a satisfactory offer has yet to be received. Based on its SFAS 121 impairment analysis, NHI recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of these properties of $8,535,000, after the above writedowns, is realizable.

During 2001, NHI received notice from the state of Washington of an environmental contamination issue caused by a former owner with regard to one of the properties. NHI is currently working with the state to design a clean-up plan. NHI is unable to estimate the ultimate costs or range of costs that will be required to meet the state's clean-up requirements.

New England Properties - In the third quarter of 1999, NHI accepted deeds in lieu of foreclosure, recorded at approximately $41,800,000, on the three nursing homes and one retirement center in New Hampshire and four licensed nursing homes in Massachusetts. NHI retained an operating subsidiary of NHC to manage the properties and has included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, NHI sold the properties to a non-profit entity and provided 100% seller financing to close the sale. NHI accounts for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, NHI has not recorded the sale of the assets and continues to record the results of operations of these properties each period. As of December 31, 2001, NHI has received no cash from the buyer. Any future cash received from the buyer will be reported as a deposit until the down payment and other criteria of SFAS 66 are met, at which time NHI will account for the sale under the full accrual method. The new owner is aggressively seeking to refinance these properties. Management believes that the carrying amount of these properties of $35,117,000 is realizable.

Kansas and Missouri Properties - In July 2001, NHI accepted deeds in lieu of foreclosure on nine nursing homes in Kansas and Missouri and has recorded the operating revenues and expenses of these facilities since that date. NHC also has been engaged to manage these facilities. During 2001, prior to accepting deeds on these properties, NHI recorded a $4,000,000 writedown of its mortgage note receivable from these properties. Management believes that the carrying amount of these properties of $19,593,000, after the $4,000,000 writedown, is realizable.

Alterra Properties - In early 1998 NHI entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from NHI - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on their rent payment and NHI immediately terminated the leases and arranged for new lessees. The new lessees took possession of the centers during the late spring and summer of 2001. NHI has filed suit for damages against Alterra. Under the terms of the new leases, NHI experienced reduced rental income in 2001 and anticipates continued reduced rental income over 2002. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, NHI has recorded an impairment of $4,900,000 during 2001. NHI believes that the carrying amount of these properties of $33,406,000, after the writedown, is realizable.

Integrated Health Services, Inc. ("IHS") Loan Participation - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. NHI recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. NHI collects these rent payments and services its debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. NHI's interest in the lease revenue is represented by a note receivable from SouthTrust Bank. NHI has a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, NHI recorded a $3,000,000 write-down of its note receivable. NHI believes that the carrying amount of its net investment in these properties of approximately $19,100,000, after the $3,000,000 write-down, is realizable.

IHS has the right to terminate its lease with NHI with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Note 4. Mortgage and Other Notes Receivable

The following is a summary of mortgage and other notes receivable by type:

	December 31
	2001	2000
Mortgage loans	$219,104,000	$309,435,000
Construction loan	---	6,125,000
Term loans	3,355,000	3,449,000
	222,459,000	319,009,000
Loan loss allowance	---	(2,654,000)
	$222,459,000	$316,355,000

The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2001:

Final Payment Date	Number of Loans	Payment Terms	Principal Amount
Mortgage Loans:
2002	1	Monthly payments of $353,000, which include interest at 11.5%	$ 25,055,000
		Balloon payment due at maturity.

2003	1	Monthly payments of $98,000, which include interest at 11%.
		Contingent interest related to the increase in certain lease
		payments of the facilities over a base year is paid annually.
		Balloon payment due at maturity.	9,018,000

2005	1	Monthly payments of $101,000, which include interest at
		11.85%. The interest rate escalates annually by .1%.
		Contingent interest related to a percentage of the facilities'
		annual increase in revenue over a base year is due annually.
		Balloon payment due at maturity.	8,241,000

2006	1	Monthly payments of $225,000, which include interest at
		10.95%, adjusted annually to include principal and interest at a
		rate equal to .15% above the previous year's rate. Balloon
		payment due at maturity.	19,056,000

2007	1	Monthly payments of $628,000, which include interest at
		10.5%. Contingent interest related to a percentage of the
		facilities' annual increase in revenue over a base year is due
		annually. Balloon payment due at maturity.	31,197,000

2007	1	Monthly payments of $91,000, which include interest at 10.5%.
		Contingent interest related to a percentage of the facilities'
		annual increase in revenue over a base year is due annually.
		Balloon payment due at maturity.	8,753,000

2009	1	Monthly payments of $135,000, which include interest at 9.5%.
		Contingent interest related to a percentage of the facilities'
		annual increase in revenue over a base year is due annually.
		Balloon payment due at maturity.	14,751,000

2009	1	Monthly payments of $187,000, which include interest at
		10.25%. Balloon payment due at maturity.	13,069,000

2010	1	Monthly payments of $184,000, which include interest at
		11.85%. The interest rate will escalate .1% per year through
		September 1, 2005, the anniversary date of the note. Effective
		September 1, 2005, the monthly payment will be adjusted to
		include interest at the greater of 12.25% or the rate that five-
		year United States securities yield plus 4.5%.	11,968,000

2002-2010	20	Monthly payments from $3,000 to $77,000, which include
		interest at 7.75% to 11.7%. Principal outstanding ranges from
		$320,000 to $7,648,000. Balloon payments due at maturity.	77,996,000
Term Loans:
2019	3	Monthly payments of $29,000, which include interest at 7.5%	3,355,000
			$222,459,000

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

Sale of Previously Foreclosed Properties

Stockbridge Investment Partners, Inc. Properties -On December 30, 1999, NHI purchased from the borrowers for approximately $25,900,000 (the then current loan balance) all of the real estate, property and equipment of six long-term health care facilities in Florida. NHI also received on December 30, 1999, the accounts receivable of the facilities approximating $2,200,000 as consideration for unpaid interest on the mortgage loan. The purchase was undertaken in lieu of foreclosure. Effective January 1, 2000, NHI sold to Care Foundation of America, Inc. ("Care") all of the real estate, property and equipment of the six long-term health care facilities. The sale price was $25,900,000, which was NHI's basis in the properties. Care assumed the first mortgage which had previously been owed by the properties. In accordance with the provisions of SFAS 66, NHI has accounted for this sale under the installment method. The note receivable from Care bears interest at 11.5% and is collateralized by the first mortgages on the six long-term health care facilities and the corporate guarantee of NHC for up to $3,000,000 of principal and interest. During 2001 and 2000, NHI recognized $2,562,000 and $2,615,000, respectively of mortgage interest income on this note receivable under the installment method.

Borrower Bankruptcy and Other Non-Performing Loans

Autumn Hills Convalescent Centers, Inc. - In 1997, NHI funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas, and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only fitfully made and the debtor filed for bankruptcy on May 15, 2001. No payments were made thereafter. Based on these events and SFAS 114 analyses, NHI recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, which was confirmed on January 28, 2002, requires the debtor to reaffirm the original debt and capitalized interest and commence monthly payments on April 10, 2002. NHI's net receivable balance at December 31, 2001, after the above writedowns, is $31,197,000, which amount management believes is realizable.

Two New Jersey Centers- NHI has loaned approximately $18,373,000 to the owners of two New Jersey facilities opened in early 2000. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units nor their full complement of beds. The facilities are operating at a negative net operating income and have recently changed their management company. These facilities have not made loan payments since July 2001. NHI has the limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, NHI recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, NHI filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors. After the above writedowns, management believes the collateral supports the carrying amount of $13,069,000 of this loan at December 31, 2001.

Manor House of Charlotte - An approximated $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a newly constructed 110 unit assisted living facility in Charlotte, North Carolina. The owner and corporate guarantor has offered to surrender possession to NHI if NHI will waive the corporate guarantee. While NHI has not accepted this offer, management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recordation of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. Management believes that the remaining carrying amount of $3,400,000, after the above writedown, is supported by the value of the collateral.

Note 5. Disclosures about Fair Value of Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About the Fair Value of Financial Instruments", NHI calculates the fair values of financial instruments using quoted market prices and discounted cash flow techniques. At December 31, 2001 and 2000, with the exception of the financial instruments listed below, there were no material differences between the carrying amounts and fair values of NHI's financial instruments.

(in thousands)
December 31,	2001		2000
	Carrying	Fair	Carrying	Fair
	amount	Value	Amount	Value

Marketable securities	$ 27,273	$ 25,333	$ 39,110	$ 29,440
Convertible subordinated debentures	(62,643)	(35,373)	(114,281)	(47,865)

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

Marketable securities consist of the following:

(in thousands)
December 31,	2001		2000
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale	$15,965	$ 9,463	$30,720	$16,343
Held to maturity	17,810	15,870	22,767	13,097
	$33,775	$25,333	$53,487	$29,440

NHI's available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates. NHI's held to maturity marketable securities consist of convertible corporate bonds, all of which mature in the next two years.

Proceeds from the sale of investments in available for sale securities during the year ended December 31, 2001 were $12,833,000. Gross investment losses of $1,922,000 were realized on these sales during the year ended December 31, 2001.

Proceeds from the sale of investments in available for sale securities during the year ended December 31, 2000 were $12,314,000. Gross investment gains of $689,000 and gross investment losses of $1,489,000 were realized on these sales during the year ended December 31, 2000.

Held to maturity securities of $1,405,000 matured in 2001.

Assisted Living Concepts, Inc. Convertible Debentures - During 1999 and 2001, NHI purchased approximately $29,707,000 face amount of certain convertible debentures issued by Assisted Living Concepts, Inc. ("ALC") at a discount of approximately $13,771,000. As a result of ALC declaring bankruptcy on October 1, 2001, NHI, in accordance with the provisions of SFAS 115, recognized a permanent decline in value of its investment of $5,709,000.

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

Pursuant to SFAS 115, NHI has classified its investments in the certificates as held to maturity debt securities. Accordingly, the investments in the certificates have been recorded at the amortized cost in NHI's consolidated financial statements. The effective yields, as calculated, have been used to accrue income based on actual and projected future cash flows that reflect actual and assumed mortgage prepayments and interest rates. The average remaining lives of the mortgages in the 1995 REMIC and the 1993 REMIC are calculated to be 3.9 years and 1.8 years, respectively.

During 2000, NHI was informed by the servicer of the 1993 REMIC that Mariner Health Care (one of the borrowers within the 1993 REMIC) was not making the required debt service payments. As a result, NHI wrote off $2,246,000 of the 1993 REMIC value. In addition, during 2001 and 2000, NHI received $2,706,000 and $1,850,000, respectively, of interest payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs. NHI continually monitors the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of December 31, 2001.

Note 9. Long-term Debt and Credit Facilities

Long-term debt and credit facilities, including refinancing commitments, consist of the following:

	Weighted Average	Final
	Interest Rate	Maturities	Principal Amount
December 31,			2001	2000
Senior secured bank credit facility,	Variable,
repaid in 2001	8.6%	----	$ ---	$83,000,000

Senior notes, principal and	Variable,
interest payable quarterly	3.2%	2007	17,387,000	19,057,000

Senior secured notes, principal and
interest payable semiannually	8.4%	2005	7,251,000	8,211,000

Senior secured notes, principal and
interest payable semiannually	8.3%	2003	249,000	414,000

First mortgage notes, principal and interest	Variable,
payable monthly	5.4%	2006	9,453,000	---

Nonrecourse bank note, interest payable
monthly, principal due at maturity	6.0%	2007	25,637,000	---

Unsecured notes, interest payable semi-
annually, principal due at maturity	7.3%	2007	100,000,000	100,000,000

Unsecured note payable to NHC, interest
payable monthly, principal due at maturity	8.4%	2005	1,899,000	1,773,000

First mortgage notes, principal payable in
periodic installments, interest payable monthly	5.0%	2017	792,000	668,000

First mortgage revenue bonds, principal
payable in periodic installments, interest	Variable,
payable monthly	5.9%	2002-2014	1,796,000	13,537,000

			$164,464,000	$226,660,000

NHI also had certain letters of credit of $10,835,000 that matured during 2001. As a result, NHI purchased at face value all of the outstanding first mortgage tax exempt bonds that were secured by the letters of credit. In regard to its investment in and liability under these first mortgage bonds, NHI has a legal right of offset. Therefore, the first mortgage bonds purchased offset NHI's debt obligations in the consolidated balance sheet and in the table above.

The 7.3% unsecured notes (the "Notes"), have no sinking fund provisions. The Notes are senior unsecured obligations of NHI and rank equally with NHI's other unsecured senior debt. NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

At December 31, 2001, NHI is not subject to cross-default provisions with other debt of NHC, National Health Realty, Inc. ("NHR") and National Health Corporation.

The aggregate principal maturities of all long-term debt and credit facilities (excluding convertible debentures), for the five years subsequent to December 31, 2001 are as follows:

2002	$ 4,359,000
2003	4,463,000
2004	4,582,000
2005	6,628,000
2006	6,657,000

Note 10. Convertible Subordinated Debentures

2000 Senior Debentures - Through a rights offering to its common stockholders on December 29, 2000, NHI issued $20,000,000 of senior subordinated convertible debentures (the "2000 senior debentures") due on January 1, 2006.

The 2000 senior debentures pay interest at the greater of the prime rate plus 1% or 9%. The interest rate is adjusted quarterly on January 1, April 1, July 1 and October 1 of each year. Interest is payable quarterly in arrears on April 15, July 15, October 15 and January 15.

Effective July 31, 2001, the debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $7.00 per share, subject to adjustment. By December 31, 2001, $13,848,000 of these debentures had converted into common stock leaving $6,152,000 of the 2000 senior debentures outstanding. NHI has reserved an additional 878,857 shares of common stock for future 2000 senior debenture conversions.

The 2000 senior debentures are redeemable at the option of NHI at any time after January 1, 2002. The 2000 senior debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company.

1997 Debentures - On January 29, 1997, NHI issued $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. At December 31, 2001, 1997 debentures in the amount of $56,286,000 were outstanding.

The 1997 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $37.50, subject to adjustment. During 2001 and 2000, none of the 1997 debentures were converted. NHI has reserved an additional 1,500,960 shares of common stock for future 1997 debenture conversions.

The 1997 debentures will not be redeemable prior to February 8, 2002 except in the event of certain tax-related events or to the extent necessary to preserve and protect NHI's status as a REIT. The debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. Interest is payable semiannually on February 1 and August 1 of each year.

1995 Debentures - On December 12, 1995, NHI sold $45,000,000 of a total of $100,000,000 of 7.75% convertible subordinated debentures (the "1995 debentures") due on January 1, 2001. The remaining $55,000,000 were sold on January 15, 1996. At December 31, 2000, 1995 debentures in the amount of $37,790,000 were outstanding and were subsequently retired on January 2, 2001.

1991 Senior Debentures - On October 17, 1991, NHI issued $110,000,000 of 10% senior convertible subordinated debentures (the "1991 senior debentures") due 2006. At December 31, 2001, 1991 senior debentures in the amount of $205,000 were outstanding.

The 1991 senior debentures are convertible at the option of the holder into NHI's common stock at a price of $20.00 per share, subject to adjustment. In 2001 and 2000, none of the 1991 senior debentures were converted. NHI has reserved an additional 10,250 shares of common stock for future 1991 senior debenture conversions.

The 1991 senior debentures rank equally with other unsecured debt of NHI (other than the trade debt) but are subordinated to all existing and secured indebtedness. NHI may not incur or guarantee unsecured indebtedness which is senior in right of payment to the 1991 senior debentures. Interest at 10% is payable semiannually on January 1 and July 1 of each year.

Note 11. Commitments

At December 31, 2001, NHI was committed, subject to due diligence and financial performance goals, to fund approximately $1,532,000 in health care real estate projects, of which $1,317,000 is expected to be funded within the next 12 months. The commitments include mortgage loans for one long-term health care center, one hospital, and one assisted living facility, all at rates ranging from 10.0% to 11.5%.

NHI also has guaranteed bank loans in the amount of $1,184,000 to key employees and directors utilized for the exercise of stock options. The guaranteed loans, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. NHI's potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.

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

At December 31, 2001, 747,994 shares of the 8.5% Preferred Stock, which are convertible into 676,934 shares of common stock, are outstanding. During 2001 no shares were converted. During 2000, 700 shares of 8.5% Preferred Stock were converted into 633 shares of common stock. NHI has reserved 676,934 shares of common stock for future 8.5% Preferred Stock conversions.

2000 Preferred Stock - On March 31, 2000, NHI issued $3,000,000 of cumulative convertible preferred stock (the "2000 Preferred Stock") to NHC. The 2000 Preferred Stock, which was not listed on a stock exchange, was convertible into NHI common stock at the lower of the then trading value of NHI common stock or $12.00 per share. The shares paid dividends at the rate of 8% through June 30, 2000 and at the rate of 10% from July 1, 2000 through September 30, 2000. Subsequent to September 30, 2000, the dividend rate was 12%. This cumulative convertible preferred stock was redeemed in October 2001 and is no longer outstanding.

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

Note 14. Stock Option Plan

NHI has stock option plans that provide for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. The options may be exercised immediately, but the Company may purchase the shares at the grant price if employment is terminated prior to six years from the date of grant. The term of the options is five years. The following table summarizes option activity:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding December 31, 1998	221,134	$36.40
Options granted	190,000	16.81
Options expired	1,000	28.75
Outstanding December 31, 1999	410,134	27.34
Options granted	45,000	10.13
Options expired and canceled	140,060	27.31
Outstanding December 31, 2000	315,074	24.90
Options granted	45,000	9.96
Options exercised and canceled	20,000	15.85
Outstanding December 31, 2001	340,074	$23.46

At December 31, 2001, all options outstanding are exercisable. Exercise prices on the exercisable options range from $9.96 to $39.88. The weighted average remaining contractual life of options outstanding at December 31, 2001 is 1.98 years. NHI's Board of Directors has authorized an additional 660,874 shares of common stock that may be issued under the stock option plans.

Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's earnings per share.

Note 15. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

(in thousands, except share amounts)
Year Ended December 31,	2001	2000	1999

Cash payments for interest expense	$17,026	$ 23,357	$ 21,299

During 2001, 2000 and 1999, $13,848,
$270 and $10, respectively,
of convertible subordinated debentures
were converted into 1,978,238 shares,
8,537 shares and 316 shares, respectively,
of NHI's common stock
Convertible subordinated debentures	$(13,848)	$ (270)	$ (8)
Financing costs	55	---	---
Accrued interest	(131)	(10)	(1)
Common stock	20	---	---
Capital in excess of par value	13,904	280	9

During 2001, NHI acquired property in exchange for its rights under mortgage notes and the assumption of debt
Mortgage notes receivable	$ 19,052	$ ---	$ ---
Debt	25,637	---	---
Land	(1,980)	---	---
Buildings and improvements	(42,709)	---	---

During 2001, 2000 and 1999, NHI acquired
property in exchange for its
rights under mortgage notes
receivable
Mortgage notes receivable	$ 19,691	$ 1,449	$ 67,650
Land	(1,188)	(234)	(4,091)
Buildings and improvements	(18,503)	(1,215)	(63,559)

During 2000 and 1999, NHI redeemed certain
1995 Debt Service Debentures and applied
those debentures against mortgage notes
receivable
Mortgage notes receivable	$ ---	$ 1,190	$ 3,547
Convertible subordinated debentures	---	(1,190)	(3,547)

During 2000, NHI sold property in
exchange for a mortgage note receivable
Mortgage notes receivable	$ ---	$(25,900)	$ ---
Land	---	1,202	---
Buildings and improvements	---	24,698	---

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share:

Year Ended December 31,	2001	2000	1999

BASIC:
Weighted average common shares	24,466,850	24,383,932	24,365,027
Net income (loss)	$ (63,000)	$33,724,000	$53,618,000
Dividends paid to preferred stockholders	(1,881,000)	(1,814,000)	(1,633,000)
Net income (loss) available to common stockholders	$(1,944,000)	$31,910,000	$51,985,000
Net income (loss) per common share	$ (.08)	$ 1.31	$ 2.13

DILUTED:
Weighted average common shares	24,466,850	24,383,932	24,365,027
Stock options	---	1,047	2,502
2000 Preferred Stock	---	179,894	---
Average common shares outstanding	24,466,850	24,564,873	24,367,529

Net income (loss)	$ (63,000)	$33,724,000	$53,618,000
Dividends paid to preferred stockholders	(1,881,000)	(1,589,000)	(1,633,000)
Net income (loss) assuming conversion of	$(1,944,000)	$32,135,000	$51,985,000
convertible subordinated debentures
to common stock, if dilutive
Net income (loss) per common share	$ (.08)	$ 1.31	$ 2.13

Incremental shares excluded
since anti-dilutive:
Convertible subordinated debentures	4,202,278	2,756,667	2,822,553
8.5% Preferred Stock	676,918	677,050	695,480
2000 Preferred Stock	202,055	---	---
Stock options	340,074	315,074	410,134

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 17. Common Stock Dividends

Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 2001:

	Taxable as		Non-Taxable
	Ordinary	Taxable as	Return of
Dividend Payment Date	Income	Capital Gains	Capital	Totals

January 28, 2002	$.45	$---	$---	$.45
	$.45	$---	$---	$.45

Note 18. Relationship with National HealthCare Corporation

Leases - On October 17, 1991, concurrent with NHC's conveyance of real property to NHI, NHI leased to NHC 40 long-term care facilities and three retirement centers. Each lease was for an initial term expiring December 31, 2001, with two additional five-year renewal terms at the option of NHC, assuming no defaults. During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. NHI accounts for its leases as operating leases.

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

In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHI recognized $2,899,000, $2,165,000, and $1,191,000 of percentage rent from NHC during 2001, 2000, and 1999, respectively.

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

Rental income was $46,020,000 ($32,456,000 from NHC) in 2001, $47,525,000 ($32,069,000 from NHC) in 2000; and $45,993,000 ($30,735,000 from NHC) in 1999.

During 2000, four of the leases - all in Florida - were terminated and NHI re-leased the properties to third parties. Although NHC's rent obligations pursuant to the master lease are unchanged, it receives a credit for rents paid to NHI on the four re-leased Florida centers.

At December 31, 2001, the future minimum lease payments to be received by NHI under its operating leases, including debt service payments which are based on interest rates in effect at December 31, 2001, are as follows:

	NHC	Others	Total
2002	$29,854,000	$ 18,219,000	$ 48,073,000
2003	29,793,000	17,823,000	47,616,000
2004	29,817,000	17,955,000	47,772,000
2005	30,744,000	18,092,000	48,836,000
2006	27,955,000	16,424,000	44,379,000
Thereafter	---	80,245,000	80,245,000

Advisory Agreement - NHI has entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to NHI by NHC. As Advisor, NHC is subject to the supervision of and policies established by NHI's Board of Directors.

The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term, but terminable on 90 days notice, and the Company may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, NHC is entitled to annual compensation in a base amount of $1,625,000, payable in monthly installments of $135,417. The full fee, although earned, will be prorated to the extent that funds from operations ("FFO") is less than $2.00 per share. Under the Advisory Agreement, the Company reimburses NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in FFO per common share (as defined in the Advisory Agreement).

For its services under the Advisory Agreement, NHC is entitled to annual compensation of $2,469,000 in 2001, $2,609,000 in 2000 and $2,779,000 in 1999. The annual compensation is reduced by any compensation paid by NHI to its executive officers, if any, and may be deferred under certain circumstances.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

To National Health Investors, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of National Health Investors, Inc. included in Exhibit 13 to this Form 10-K, and have issued our report thereon dated January 28, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in the accompanying index to Exhibit 13 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not otherwise a required part of the basic consolidated financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Nashville, Tennessee

January 28, 2002

NATIONAL HEALTH INVESTORS, INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance-		Charged to
	Beginning	Charged to Costs	Mortgage Int.		Balance -
Description	of Period	and Expenses	Income	Deductions	End of Period

For the year ended
December 31,
1999 - Loan loss
allowance	$ 7,826	$13,800	$ ---	$11,204	$10,422

For the year ended
December 31,
2000 - Loan loss
allowance	$10,422	$ 7,610	$ ---	$15,378	$ 2,654

For the year ended
December 31,
2001 - Loan loss
allowance	$ 2,654	$23,450	$ ---	$ 26,104	$ ---

NATIONAL HEALTH INVESTORS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2001

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
Description	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired
(dollars in thousands)
Health Care Centers (2)
Alabama	$ 373	$ 95	$ 5,165	$ ---	$ ---	$ 95	$ 5,165	$ 5,260	$2,316	N/A	10/17/91

Health Care Centers (1)
Arizona	2,520	453	6,678	---	---	453	6,678	7,131	894	N/A	8/13/96

Health Care Centers (5)
Florida	7,419	2,540	38,726	---	---	2,540	38,726	41,266	12,115	N/A	10/17/91 & 12/31/99

Health Care Centers (1)
Georgia	119	52	865	---	---	52	865	917	582	N/A	10/17/91

Health Care Centers (1)
Idaho	---	122	2,491	---	---	122	2,491	2,613	373	N/A	8/13/96

Health Care Centers (5)
Kansas	---	354	8,493	---	---	354	8,493	8,847	117	N/A	8/1/01

Health Care Centers (3)
Kentucky	---	201	2,899	---	---	201	2,899	3,100	1,506	N/A	10/17/91

Health Care Centers (4)
Massachusetts	---	1,189	16,460	---	---	1,189	16,460	17,649	3,367	N/A	8/10/99

Health Care Centers (9)
Missouri	12,386	2,091	31,155	---	---	2,091	31,155	33,246	8,917	N/A	10/17/91
											&8/1/01

Health Care Centers (3)
New Hampshire	---	1,483	21,085	---	---	1,483	21,085	22,568	4,246	N/A	8/10/99

Health Care Centers (3)
South Carolina	4,417	572	11,544	---	---	572	11,544	12,116	5,432	N/A	10/17/91

Health Care Centers (21)
Tennessee	8,385	2,110	45,299	---	---	2,110	45,196	47,306	18,897	N/A	10/17/91

Health Care Centers (6)
Texas	---	1,980	42,709	---	---	1,980	42,709	44,689	724	N/A	9/1/01

Health Care Centers (1)
Virginia	3,270	176	2,511	---	---	176	2,511	2,687	1,026	N/A	10/17/91

NATIONAL HEALTH INVESTORS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2001

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired

Health Care Centers (4)
Washington	---	1,982	8,371	---	---	1,982	8,474	10,456	1,818	N/A	10/16/98

Acute Care Hospital (1)
Kentucky	---	540	10,163	---	---	540	10,163	10,703	1,934	N/A	6/12/92

Medical Office Building (1)
Florida	---	170	3,349	---	---	170	3,349	3,519	1,055	N/A	6/30/93

Medical Office Building (1)
Illinois	---	---	1,925	---	---	---	1,925	1,925	181	12/31/98	N/A

Medical Office Building (1)
Kentucky	---	22	3,667	---	---	22	3,667	3,689	1,099	N/A	7/27/93

Medical Office Building (1)
Louisiana	---	---	3,487	---	---	---	3,487	3,487	1,208	1/1/95	N/A

Medical Office Building (2)
Texas	---	631	9,677	---	---	631	9,677	10,308	2,144	1/1/95	N/A
										& 7/31/97
Medical Office Building (1)
Utah	---	223	6,886	---	---	223	6,886	7,109	2,340	1/1/95	N/A

Assisted Living Centers (4)
Arizona	---	1,757	13,622	---	---	1,757	13,622	15,379	992	---	12/31/98
											& 3/31/99
Assisted Living Centers (5)
Florida	---	7,096	28,144	---	---	7,096	28,144	35,240	4,375	---	8/6/96,
											12/31/98
											& 1/1/99
Assisted Living Centers (1)
New Jersey	---	4,229	13,030	---	---	4,229	13,030	17,259	2,284	---	8/6/96

Assisted Living Centers (1)
South Carolina	---	344	2,877	---	---	344	2,877	3,221	213	---	12/31/98

Assisted Living Centers (3)
Tennessee	---	874	7,061	---	---	874	7,061	7,935	506	---	12/31/98
											& 3/31/99
NATIONAL HEALTH INVESTORS, INC. SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION FOR THE YEAR ENDED DECEMBER 31, 2001
Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired

Assisted Living Centers (1)
Texas	--	2,094	9,091	---	---	2,094	9,091	11,185	1,518	---	8/6/96

Retirement Center (1)
Idaho	---	243	4,182	---	---	243	4,182	4,425	598	---	N/A

Retirement Center (1)
Missouri	---	149	5,270	---	---	149	5,270	5,419	1,192	N/A	10/17/91

Retirement Center (1)
New Hampshire	---	218	2,904	---	---	218	2,904	3,122	609	---	N/A

Retirement Centers (2)
Tennessee	---	64	5,644	---	---	64	5,644	5,708	1,640	N/A	10/17/91
	$38,889	$34,054	$375,430	$ ---	$ ---	$34,054	$375,430	$409,484	$86,218

(A) See Notes 3 and 18 of Notes to Consolidated Financial Statements.

(B) The aggregate cost for federal income tax purposes is approximately $427,461,000.

(C) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

(D) Subsequent to NHC's transfer of the original real estate properties in 1991, NHI has purchased from

NHC $33,909,000 of additions to those properties. As the additions were purchased from NHC rather than developed by NHI, the $33,909,000 has been included in Column C - Initial Cost to the Company.

NATIONAL HEALTH INVESTORS, INC. SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION FOR THE YEAR ENDED DECEMBER 31, 2001, 2000 AND 1999

	December 31
	2001	2000	1999

Investment in Real Estate:
Balance at beginning of period	$349,563	$373,408	$291,409
Additions through cash expenditures	1,941	3,202	14,318
Additions in exchange for rights under mortgage notes receivable	19,691	1,449	67,681
Acquisition in exchange for debt	44,688	---	---
Sale in exchange for notes receivable	---	(25,900)	---
Impairment write-downs	(6,400)	(2,596)	---
Balance at end of year	$409,483	$349,563	$373,408

Accumulated Depreciation:
Balance at beginning of period	$ 71,559	$ 57,387	$ 45,871
Addition charged to costs and expenses	14,658	14,172	11,516
Balance at end of year	$ 86,217	$ 71,559	$ 57,387

NATIONAL HEALTH INVESTORS, INC. SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE FOR THE YEAR ENDED DECEMBER 31, 2001

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Original Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loan Subject To Delinquent Principal or Interest
LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Florida	11.5%		$353,000	None	$29,500,000	$25,055,000	None

Florissant, Joplin, Sikeston, Missouri (A)(I)	11.00%	September, 2003	98,000	None	10,000,000	9,018,000	None

Williston and Gainesville, Florida (C)(I)	11.85%	December, 2005	101,000	None	9,620,000	8,241,000	None

Fincastle, Hot Springs, Lebanon, Bastian,
Low Moor, Midlothian,
Virginia (D)(I)(J)	10.95%	February, 2006	225,000	None	25,000,000	19,056,000	19,056,000

Friendswood, Richmond, Sugarland,
Conroe, Beaumont, Huntsville,
Cleveland, Liberty, Houston, and
Tomball, Texas (E)(I)(J)	10.5%	September, 2007	628,000	None	51,500,000	31,197,000	49,162,000

Kansas and Wisconsin(B)	10.50%	July, 2007	91,000	None	9,500,000	8,753,000	None

Augusta and Pooler, Georgia(G)(I)	9.5%	January, 2009	135,000	None	15,243,000	14,751,000	None

Trenton and Dover, NJ (F)(I)(J)	10.25%	August, 2009	187,000	None	20,000,000	13,069,000	18,373,000

Dallas, Texas (H)(I)	11.85%	September, 2010	184,000	None	18,000,000	11,968,000	None

Five Mortgages(I)	7.75%-11.50%	July, 2004 - January, 2009	N/A	None	N/A	9,107,000	None

Seven Mortgages(I)	10.25%-11.50%	January, 2002-May, 2007	N/A	None	N/A	27,830,000	None

Seven Mortgages(I)(J)	9.00%-11.70%	April, 2005-Dec., 2010	N/A	None	N/A	41,059,000	7,198,000

NATIONAL HEALTH INVESTORS, INC. SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE FOR THE YEAR ENDED DECEMBER 31, 2001

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loan Subject
		Final	Monthly		Original		To Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Carrying Amount	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	of Mortgages	Interest

Term Notes:
Johnson City, Tennessee	7.5%	June, 2019	15,000	None	2,062,000	1,724,000	None
Lewisburg, Tennessee	7.5%	December, 2018	7,000	None	968,000	804,000	None
Smithville, Tennessee	7.5%	December, 2017	7,000	None	1,016,000	827,000	None
						$222,459,000

(A) Balloon payment of $8,667,000 due at maturity.

(B) Balloon payment of $8,161,000 due at maturity.

(C) Interest escalates 0.1% per year. Balloon payment of $7,067,000 due at maturity.

(D) Interest escalates .15% per year through maturity. Balloon payment of $18,901,000 due at maturity.

(E) Balloon payment of $40,597,000 due at maturity.

(F) Balloon payment of $17,010,000 due at maturity.

(G) Balloon payment of $12,923,000 due at maturity.

(H) Interest escalates 0.1% per year through September 1, 2005. Thereafter the payment will be adjusted to include interest at the greater of 12.25% or the rate that five-year United States securities yield plus 4.5%.

(I) Mortgages provide for prepayment penalties.

(J) The Company has reduced the carrying amount of this mortgage loan by a reserve or write-off calculated in accordance with the provisions of Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". The reserve is based on the Company's knowledge of the general economic condition in the long-term health care industry and the cash flows of the long-term health care facilities that service the mortgage loan.

NATIONAL HEALTH INVESTORS, INC. SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (continued) FOR THE YEAR ENDED DECEMBER 31, 2001

(1) See Note 4 of Notes to Consolidated Financial Statements.
(2) For tax purposes, the cost of investments is the carrying amount.

	December 31
	2001	2000	1999
	(in thousands)
Reconciliation of mortgage loans
Balance at beginning of period	$319,009	$326,876	$402,000
Additions:
New mortgage loans	---	28,344	22,163
Sale of property and equipment in exchange for a mortgage loan	---	25,900	---
Total Additions	---	54,244	22,163

Deductions during period:
Loans written off	26,104	11,857	10,000
Collection of principal	31,701	47,615	16,287
Acquisition of property and equipment in exchange for rights under mortgage loans	19, 691	1,449	71,000
Debt service debentures applied against mortgage notes receivable	---	1,190	---
Application of notes to debt reduction	19,054	---	---
Total deductions	96,550	62,111	97,287

Balance at end of period	$222,459	$319,009	$326,876

EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement File No. 33-72370 and No. 33-85398.

ARTHUR ANDERSEN LLP

Nashville, Tennessee

March 6, 2002