Form 10-Q
period 2002-03-31
NATIONAL HEALTH INVESTORS INC
filed 2002-05-10
CIK 877860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended March 31, 2002	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-9100

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities
Exchange Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

26,546,720 shares of common stock were outstanding as of April 30, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2002	2001
	(unaudited)
ASSETS
Real estate properties:
Land	$ 34,054	$ 34,054
Buildings and improvements	371,412	371,095
Construction in progress	4,915	4,334
	410,381	409,483
Less accumulated depreciation	(90,355)	(86,217)
Real estate properties, net	320,026	323,266
Mortgage and other notes receivable, net	224,709	222,459
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage investment conduits	36,366	36,366
Cash and cash equivalents	12,430	13,603
Marketable securities	22,601	27,273
Accounts receivable	9,769	8,355
Deferred costs and other assets	2,678	3,176
Total Assets	$666,711	$672,630

LIABILITIES
Debt	$163,897	$164,464
Convertible subordinated debentures	61,050	62,643
Accounts payable and other accrued expenses	25,377	24,930
Accrued interest	2,310	5,143
Dividends payable	9,176	11,702
Deferred income	5,698	5,955
Total Liabilities	267,508	274,837

Commitments and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 10,000,000 shares authorized, 747,994 shares issued
and outstanding; stated at liquidation preference of $25 per share	18,700	18,700
Common stock, $.01 par value; 40,000,000 shares authorized; 26,217,579
and 26,004,318 shares, respectively, issued and outstanding	262	260
Capital in excess of par value of common stock	436,949	435,399
Cumulative net income	435,463	427,826
Cumulative dividends	(487,474)	(477,890)
Unrealized losses on marketable securities	(4,697)	(6,502)
Total Stockholders' Equity	399,203	397,793
Total Liabilities and Stockholders' Equity	$666,711	$672,630

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2001 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2002	2001
	(in thousands, except
	share amounts)
REVENUES:
Mortgage interest income	$ 5,779	$ 7,398
Rental income	12,465	12,021
Investment income	1,239	760
Facility operating revenue	20,922	13,194
	40,405	33,373
EXPENSES:
Interest	4,613	5,868
Depreciation of real estate	4,139	3,448
Amortization of loan costs	94	260
Legal expense	136	187
Franchise and excise tax	64	23
General and administrative	140	862
Loan loss expense	2,500	---
Facility operating expense	21,082	12,836
	32,768	23,484

NET INCOME	7,637	9,889

DIVIDENDS TO PREFERRED STOCKHOLDERS	397	487

NET INCOME APPLICABLE TO COMMON STOCK	$ 7,240	$ 9,402

NET INCOME PER COMMON SHARE:
Basic	$ .28	$ .39
Diluted	$ .27	$ .36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,072,872	24,392,157
Diluted	26,902,501	27,507,254

Common dividends per share declared	$ .35	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,637	$ 9,889
Depreciation of real estate	4,139	3,448
Provision for loan losses	2,500	---
Amortization of loan costs	94	260
Loss on sale of marketable securities	---	1,399
Amortization of bond discount	---	(447)
Amortization of deferred income	(257)	(274)
Interest on debenture conversion	21	---
(Increase) decrease in accounts receivable	(1,414)	511
Decrease in other assets	414	618
Decrease in accounts payable and accrued liabilities	(2,407)	(1,805)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,727	13,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of mortgage notes receivable	1,068	2,067
Acquisition of property and equipment, net	(897)	(599)
Decrease in marketable securities, net	659	5,480
NET CASH PROVIDED BY INVESTING ACTIVITIES	830	6,948

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(567)	(415)
Principal payments on credit facilities	---	(22,527)
Redemption of subordinated convertible debentures	(205)	(37,790)
Sale of common stock	152	---
Dividends paid to shareholders	(12,110)	(487)
NET CASH USED IN FINANCING ACTIVITIES	(12,730)	(61,219)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,173)	(40,672)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,603	47,249
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12,430	$ 6,577

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Three Months Ended
March 31
	2002	2001
(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 5,935	$ 8,541

During the three months ended March 31, 2002, $1,388,000 of Senior
Subordinated Convertible Debentures were converted into 198,261 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (1,388)	$ ---
Financing costs	$ 9	$ ---
Accrued interest	$ (21)	$ ---
Common stock	$ 2
Capital in excess of par	$ 1,398	$ ---

During the three months ended March 31, 2002, NHI acquired notes receivable in exchange for NHI's rights to marketable securities:
Other notes receivable	$ (5,818)	$ ---
Marketable securities	$ 5,818	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
( in thousands, except share amounts)

										Unrealized	Total
	Cumulative Convertible Preferred Stock						Capital in			Gains	Stock-
	Shares	Amount	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(losses) on	holders'
	at $25 per Share		at $12 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
BALANCE AT 12/31/01	747,994	$ 18,700	---	$ ---	26,004,318	$260	$435,399	$427,826	$(477,890)	$ (6,502)	$397,793
Net income	---	---	---	---	---	---	---	7,637	---	---	7,637
Unrealized gains on securities	---	---	---	---	---	---	---	---	---	1,805	1,805
Total Comprehensive Income											9,442
Shares sold	---	---	---	---	15,000	---	152	---	---	---	152
Shares issued in conversion of
convertible debentures to
common stock	---	---	---	---	198,261	2	1,398	---	---	---	1,400
Dividends to common stock-
holders	---	---	---	---	---	---	---	---	(9,187)	---	(9,187)
Dividends to preferred
stockholders	---	---	---	---	---	---	---	---	(397)	---	(397)
BALANCE AT 3/31/02	747,994	$ 18,700	---	$ ---	26,217,579	$262	$436,949	$435,463	$(487,474)	$ (4,697)	$399,203

BALANCE AT 12/31/00	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$427,889	$(464,307)	$(14,377)	$397,409
Net income	---	---	---	---	---	---	---	9,889	---	---	9,889
Unrealized gains on securities	---	---	---	---	---	---	---	---	---	3,102	3,102
Total Comprehensive Income											12,991
Dividends to preferred
stockholders	---	---	---	---	---	---	---	---	(487)	---	(487)
BALANCE AT 3/31/01	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$437,778	$(464,794)	$(11,275)	$409,913

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

Note 1. SIGNIFICANT ACCOUNTING POLICIES:

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2001 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including changes in interest rates, rents and the timing of debt and equity financings. Our audited December 31, 2001 financial statements are available at our web site: www.nhinvestors.com.

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

	Three Months Ended
	March 31
	2002	2001
BASIC:
Weighted average common shares	26,072,872	24,392,157

Net income	$ 7,637,000	$ 9,889,000
Dividends paid to preferred stockholders	(397,000)	(487,000)
Net income applicable to common stockholders	$ 7,240,000	$ 9,402,000

Net income per common share - basic	$ .28	$ .39

DILUTED:
Weighted average common shares	26,072,872	24,392,157
Stock options	13,684	---
Convertible subordinated debentures	815,945	2,857,143
Cumulative convertible preferred stock	---	257,954
Average common shares outstanding	26,902,501	27,507,254

Net income	$ 7,637,000	$ 9,889,000
Dividends paid to preferred stockholders	(397,000)	(397,000)
Interest expense on convertible subordinated debentures	132,000	525,000
Net income - diluted	7,372,000	10,017,000

Net income per common share - diluted	$ .27	$ . 36

Incremental Shares Excluded Since Anti-dilutive:
Convertible subordinated debentures	1,507,679	1,511,210
Cumulative convertible preferred stock	676,918	676,918
Stock options	175,000	315,074

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

Assisted Living Concepts, Inc. Convertible Debentures - During 1999 and 2001, NHI purchased approximately $29,707,000 face amount of certain convertible debentures issued by Assisted Living Concepts, Inc. ("ALC") at a discount of approximately $13,771,000. As a result of ALC declaring bankruptcy on October 1, 2001, NHI, in accordance with the provisions of SFAS 115, measured and recorded a permanent decline in value of its investment of $5,709,000 at December 31, 2001.

Proceeds from the sale of a portion of investments in Assisted Living Concepts, Inc. convertible debentures to an employee of NHI's investment advisor, National HealthCare Corporation ("NHC") during the three months ended March 31, 2002 included a note receivable of $5,818,000 after a payment of $650,000 received in 2001. No gain nor loss was realized on this sale during the three months ended March 31, 2002. NHI's collateral on the note consists of the underlying securities. As a result, the note receivable is subject to a risk of accounting loss if the underlying value of the collateral declines below the carrying value of the note receivable. The note is a non-recourse promissory note which bears interest at a variable rate (LIBOR plus .5% at March 31, 2002) and provides for periodic escalation of the rate. The note matures June 30, 2012.

These ALC debentures were reduced by $659,000 related to a securities litigation settlement during the three months ended March 31, 2002.

Proceeds from the sale of investments in available for sale securities during the three months ended March 31, 2001 were $5,835,000. Gross investment losses of $1,399,000 were realized on these sales during the three months ended March 31, 2001.

Note 4. COMMITMENTS AND GUARANTEES:

At March 31, 2002, we were committed, subject to due diligence and financial performance goals, to fund approximately $1,532,000 in health care real estate projects of which approximately $739,000 would be eligible for funding within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term care center, one assisted living facility, and one hospital, all at rates ranging from 10.0% to 11.5%. We have recorded deferred income for commitment fees related to these loans where applicable.

We have also guaranteed bank loans in the amount of $712,628 to key employees and directors. They used these loans to exercise stock options. The guaranteed loans, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.

We believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to its stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

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

Our investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At December 31, 2001 and March 31, 2002, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133 did not have and the subsequent changes in the fair value of the purchased call options have not had a material effect on our financial position, results of operations or cash flows. However, future changes in the fair value of the purchased call options could introduce significant volatility into our results of operations in future fiscal quarters.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature NHI currently uses to evaluate the recoverability of its real estate properties. NHI adopted the provisions SFAS 144 effective January 1, 2002 and such adoption did not have a material effect on its financial position, results of operations or cash flows.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend or to Finance the Activities of Others" (SOP 01-6). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material effect on our financial position, results of operations or cash flows.

Note 6. PERFORMING AND NON-PERFORMING LOANS/LEASES, BANKRUPT BORROWERS/LESSEES, AND FORECLOSURE PROPERTIES/LEASE TERMINATIONS:

Performing and Non-Performing Loans and Leases

Integrated Health Services, Inc. ("IHS") Loan Participation - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. NHI recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. NHI collects these rent payments and services its debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. NHI's interest in the lease revenue is represented by a note receivable from SouthTrust Bank. NHI has a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, NHI recorded a $3,000,000 write-down of its note receivable. NHI believes that the carrying amount of its net investment in these properties of approximately $19,100,000 at March 31, 2002, after the $3,000,000 write-down, is realizable.

IHS has the right to terminate its lease with NHI with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Autumn Hills Convalescent Centers, Inc. - In 1997, NHI funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas, and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. No payments were made thereafter. Based on these events and SFAS 114 analyses, NHI recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, which was confirmed on January 28, 2002, requires the debtor to reaffirm the original debt and capitalized interest and commence monthly payments on April 10, 2002, which it did. NHI's net receivable balance at March 31, 2002, after the above writedowns, is $31,197,000, which amount management believes is realizable.

Two New Jersey Centers- We have loaned approximately $18,373,000 to the owners of two New Jersey facilities opened in early 2000. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units nor their full complement of beds. The facilities are operating at a negative net operating income and have recently changed their management company. These facilities have not made loan payments since July 2001. NHI has the limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, NHI recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, NHI filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors, both of which are currently pending. After the above writedowns, management believes the collateral supports the carrying amount of $13,069,000 of this loan at March 31, 2002.

Manor House of Charlotte - An approximated $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a two year old 110 unit assisted living facility in Charlotte, North Carolina. The owner and corporate guarantor have agreed to surrender possession and provide a deed in lieu of foreclosure to NHI, bring back taxes current, pay $1,016,000 toward the debt plus deed an unimproved parcel of land in another state to NHI. In turn, NHI has agreed to release the parent's guarantee. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. Management believes that the remaining carrying amount of $3,400,000 at March 31, 2002, after the above writedown, is supported by the value of the collateral.

American Medical Associates, Inc. ("AMA") - An approximately $18,180,000 first mortgage loan to AMA secured by two Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Although all payments to NHI are current, the facilities operations have deteriorated due to moratoriums being placed on admissions by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $8,180,000 at March 31,2002, after the above writedown is supported by the value of the collateral.

Ashton Woods - An approximately $5,559,000 first mortgage of which we hold 75% or $4,169,000. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation. This loan has matured and is currently in default on the payment of principal and interest. Additionally, the facility has had a ban on new admissions during 2001 which has negatively impacted operating results. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,000,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $3,169,000 at March 31,2002, after the above writedown is supported by the value of the collateral.

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

Washington State Properties - On October 16, 1998, NHI accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. NHI has included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. Although NHI has retained a local broker to sell the properties, a satisfactory offer has yet to be received. Based on its SFAS 121 impairment analysis, NHI recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of these properties at March 31, 2001 of $8,444,000, after the above writedowns, is realizable.

New England Properties - In the third quarter of 1999, NHI accepted deeds in lieu of foreclosure, recorded at approximately $41,800,000, on the three nursing homes and one retirement center in New Hampshire and four licensed nursing homes in Massachusetts. NHI retained an operating subsidiary of NHC to manage the properties and has included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, NHI sold the properties to a non-profit entity and provided 100% seller financing to close the sale. NHI accounts for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, NHI has not recorded the sale of the assets and continues to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and other criteria of SFAS 66 are met, at which time NHI will account for the sale under the full accrual method. The new owner is aggressively seeking to refinance these properties. Management believes that the carrying amount of these properties at March 31, 2002 of $34,327,000 is realizable.

Kansas and Missouri Properties - In July 2001, NHI accepted deeds in lieu of foreclosure on nine nursing homes in Kansas and Missouri and has recorded the operating revenues and expenses of these facilities since that date. NHC also has been engaged to manage these facilities. During 2001, prior to accepting deeds on these properties, NHI recorded a $4,000,000 writedown of its mortgage note receivable from these properties. Management believes that the carrying amount of these properties at March 31,2002 of $19,939,000, after the $4,000,000 writedown, is realizable.

Alterra Properties - In early 1998 NHI entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from NHI - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on their rent payment and NHI immediately terminated the leases and arranged for new lessees. The new lessees took possession of the centers during the late spring and summer of 2001. NHI has filed suit for damages against Alterra. Under the terms of the new leases, NHI experienced reduced rental income in 2001 and anticipates continued reduced rental income over 2002. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, NHI has recorded an impairment of $4,900,000 during 2001. NHI believes that the carrying amount of these properties at March 31, 2002 of $33,214,000, after the writedown, is realizable.

Note 7: INVESTMENTS IN REAL ESTATE MORTGAGE INVESTMENT CONDUITS

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

During 2000, NHI was informed by the servicer of the 1993 REMIC that Mariner Health Care (one of the borrowers within the 1993 REMIC) was not making the required debt service payments. As a result, NHI wrote off $2,246,000 of the 1993 REMIC value. In addition, during 2001 and 2000, NHI received $2,706,000 and $1,850,000, respectively, of interest payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs. NHI continually monitors the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of March 31, 2002.

At March 31, 2002, the net carrying value of the 1993 REMIC is $30,020,000 and the net carrying value of the 1995 REMIC is $6,346,000. During the three months ended March 31, 2002, we received $291,000 of payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as income because of a repayment obligation to the servicer of the 1993 and 1995 REMICs.

Note 8: DEBT AND RELATED GUARANTEES

NHI had certain letters of credit of $10,835,000 that matured during 2001. As a result, NHI purchased at face value all of the outstanding first mortgage tax exempt bonds that were secured by the letters of credit. In regard to its investment in and liability under these first mortgage bonds, NHI has a legal right of offset. Therefore, the first mortgage bonds purchased offset NHI's debt obligations in the consolidated balance sheet and in the table above.

At March 31, 2002, NHI is not subject to cross-default provisions with other debt of NHC, National Health Realty, Inc. ("NHR") and National Health Corporation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of March 31, 2002, we had interests in owned real estate and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $642.0 million. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2002. Instead, we are monitoring and improving our existing properties.

As of March 31, 2002, our investments were diversified in 192 health care facilities located in 24 states consisting of 141 long-term care facilities, one acute care hospital, eight medical office buildings, 18 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $219.0 million aggregate principal amount of loans to 27 borrowers, $320.0 million of purchase leaseback transactions with eight lessees and $36.0 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 192 facilities, 39 are leased to National HealthCare Corporation ("NHC"). NHC also manages 20 of our foreclosure properties. See Note 6. NHC is also our investment advisor. Consistent with its strategy of diversification, we have reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 22.73% of total invested assets on March 31, 2002.

At March 31, 2002, 53.75% of the total invested assets of the health care facilities were operated by public operators, 37.06% by regional operators, and 9.19% by small operators.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Form 10-K annual report for the fiscal year ended December 31, 2001, we identified in MD&A the following critical accounting policies fitting this definition.

1) Valuations and impairments to our investments;

2) Revenue recognition - mortgage interest and rental income, and

3) REIT status and taxes.

Please refer to MD&A in the 2001 Form 10-K for a more complete discussion of these policies. There are no additional critical accounting policies identified in the first quarter of 2002.

Liquidity and Capital Resources

Sources and Uses of Funds

We generated net cash from operating activities during the first three months of 2002 totaling $10.7 million compared to $13.6 million in the prior period. The primary reason for this period's decrease was due to a decrease in net income, an increase in accounts receivable and a decrease in accounts payable and accrued liabilities, offset partially by an increase in provision for loan losses. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and working capital changes.

Net cash provided by investing activities during the first three months of 2002 totaled $.8 million compared to $6.9 million in the prior period. Cash flows provided from investing activities during the first three months of 2002 included collections on mortgage notes receivable of $1.1 million compared to $2.1 million for the prior period. Marketable securities decreased $.7 million during the first three months of 2002.

Cash flows used in investing activities during the first three months of 2002 included acquisition of real estate properties of $.9 million. Cash flows used in investing activities in the prior period included investment in real estate properties of $.6 million.

Net cash used in financing activities during the first three months of 2002 totaled $12.7 million compared to $61.2 million in the prior period. Cash flows used in financing activities for the first three months of 2002 included payments of convertible debentures of $.2 million, principal payments on long-term debt of $.6 million and dividends paid to stockholders of $12.1 million. This compares to prior period activity of payments of convertible debentures of $37.8 million, $.4 million of principal payments on long term debt, repayment of credit facilities of $22.5 million and dividends paid to stockholders of $.5 million.

Cash flow provided by financing activities during the first three months of 2002 included $.2 million from the sale of common stock.

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ended December 31, 2002 and thereafter. NHI declared a dividend of 35 cents per common share to shareholders of record on March 28, 2002 payable on May 10, 2002.

NHI did not make any cash dividend distribution during the first three quarters of 2001. However, a 45 cent per share dividend was declared to holders of record on December 28, 2001, payable January 28, 2002. We believe this distribution satisfies REIT distribution requirements for 2001. The discontinuance of dividends for the first three quarters of 2001 primarily reflects the decline in the Company's taxable income for 2001, the significant principal payments required by the Company's bank credit facility and restrictive covenants required by that same facility. NHI has repaid in full its bank credit facility.

Commitments

At March 31, 2002, we were committed, subject to due diligence and financial performance goals, to fund approximately $1.5 million in health care real estate projects, of which $.5 million is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, one hospital, and one assisted living facility all at rates ranging from 10.0% to 11.5%.

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

In regard to debt financed through the ESOP, the note holders have released us from our corporate guarantee. We remain primarily obligated to National on our $16,948,000 balance at March 31, 2002. This debt is no longer cross defaulted with obligations of NHC, NHR or National Health Corporation.

Liquidity Demands and Capital Raising Alternatives

NHI faced significant liquidity demands resulting from short term principal repayments required by our senior secured bank credit facility during 2000 and 2001. The bank credit facility was paid in full and ahead of schedule in 2001.

In order to address the maturity of $37.8 million of subordinated convertible debentures that matured on January 2, 2001, we issued $20.0 million of senior subordinated convertible debentures on December 29, 2000, a portion of the proceeds of which, along with cash from operations, were used to retire that indebtedness. By March 31, 2002 only $4,764,000 of these senior subordinated debentures remained outstanding, the balance having converted into common stock.

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

We declared a fourth quarter dividend of $.45 per share payable on January 28, 2002. We believe this satisfies our REIT distribution requirements for 2001. We expect to resume paying regular quarterly dividends, thus we declared a dividend of $.34 per common share to shareholders of record on March 28, 2002 payable May 10, 2002.

The lack of availability of reasonably priced capital limits our ability to make new investments, and future sale of assets at depressed prices, refinancings of debt at higher interest rates or our inability to repay or extend debt when due would have a material adverse impact on our financial position, results of operations and cash flows.

We intend to maintain our REIT tax status for the year ended December 31, 2002 and thereafter.

Performing and Non-Performing Loans and Leases

Integrated Health Services, Inc. ("IHS") Loan Participation - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. NHI recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. NHI collects these rent payments and services its debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. NHI's interest in the lease revenue is represented by a note receivable from SouthTrust Bank. NHI has a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, NHI recorded a $3,000,000 write-down of its note receivable. NHI believes that the carrying amount of its net investment in these properties of approximately $19,100,000 at March 31, 2002, after the $3,000,000 write-down, is realizable.

IHS has the right to terminate its lease with NHI with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Autumn Hills Convalescent Centers, Inc. - In 1997, NHI funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas, and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. No payments were made thereafter. Based on these events and SFAS 114 analyses, NHI recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, which was confirmed on January 28, 2002, requires the debtor to reaffirm the original debt and capitalized interest and commence monthly payments on April 10, 2002, which it did. NHI's net receivable balance at March 31, 2002, after the above writedowns, is $31,197,000, which amount management believes is realizable.

Two New Jersey Centers- We have loaned approximately $18,373,000 to the owners of two New Jersey facilities opened in early 2000. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units nor their full complement of beds. The facilities are operating at a negative net operating income and have recently changed their management company. These facilities have not made loan payments since July 2001. NHI has the limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, NHI recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, NHI filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors, both of which are currently pending. After the above writedowns, management believes the collateral supports the carrying amount of $13,069,000 of this loan at March 31, 2002.

Manor House of Charlotte - An approximated $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a two year old 110 unit assisted living facility in Charlotte, North Carolina. The owner and corporate guarantor have agreed to surrender possession and provide a deed in lieu of foreclosure to NHI, bring back taxes current, pay $1,016,000 toward the debt plus deed an unimproved parcel of land in another state. In turn, NHI has agreed to release the parent's guarantee. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. Management believes that the remaining carrying amount of $3,400,000 at March 31, 2002, after the above writedown, is supported by the value of the collateral.

American Medical Associates, Inc. ("AMA") - An approximately $18,180,000 first mortgage loan to AMA secured by two Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Although all payments to NHI are current, the facilities operations have deteriorated due to moratoriums being placed on admissions by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $8,180,000 at March 31,2002, after the above writedown is supported by the value of the collateral.

Ashton Woods - An approximately $5,559,000 first mortgage of which we hold 75% or $4,169,000. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation. This loan has matured and is currently in default on the payment of principal and interest. Additionally, the facility has had a ban on new admissions during 2001 which has negatively impacted operating results. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,000,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $3,169,000 at March 31,2002, after the above writedown is supported by the value of the collateral.

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

Washington State Properties - On October 16, 1998, NHI accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. NHI has included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. Although NHI has retained a local broker to sell the properties, a satisfactory offer has yet to be received. Based on its SFAS 121 impairment analysis, NHI recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of these properties at March 31, 2001 of $8,444,000, after the above writedowns, is realizable.

New England Properties - In the third quarter of 1999, NHI accepted deeds in lieu of foreclosure, recorded at approximately $41,800,000, on the three nursing homes and one retirement center in New Hampshire and four licensed nursing homes in Massachusetts. NHI retained an operating subsidiary of NHC to manage the properties and has included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, NHI sold the properties to a non-profit entity and provided 100% seller financing to close the sale. NHI accounts for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, NHI has not recorded the sale of the assets and continues to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and other criteria of SFAS 66 are met, at which time NHI will account for the sale under the full accrual method. The new owner is aggressively seeking to refinance these properties. Management believes that the carrying amount of these properties at March 31, 2002 of $34,327,000 is realizable.

Kansas and Missouri Properties - In July 2001, NHI accepted deeds in lieu of foreclosure on nine nursing homes in Kansas and Missouri and has recorded the operating revenues and expenses of these facilities since that date. NHC also has been engaged to manage these facilities. During 2001, prior to accepting deeds on these properties, NHI recorded a $4,000,000 writedown of its mortgage note receivable from these properties. Management believes that the carrying amount of these properties at March 31,2002 of $19,939,000, after the $4,000,000 writedown, is realizable.

Alterra Properties - In early 1998 NHI entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from NHI - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on their rent payment and NHI immediately terminated the leases and arranged for new lessees. The new lessees took possession of the centers during the late spring and summer of 2001. NHI has filed suit for damages against Alterra. Under the terms of the new leases, NHI experienced reduced rental income in 2001 and anticipates continued reduced rental income over 2002. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, NHI has recorded an impairment of $4,900,000 during 2001. NHI believes that the carrying amount of these properties at March 31, 2002 of $33,214,000, after the writedown, is realizable.

Investment in REMIC - On December 29, 1995, NHI purchased for $6,158,000 a participating interest in a real estate mortgage investment conduit ("REMIC") in the form of one class of certificates issued in the aggregate principal amount of $146,104,000 (the "1995 REMIC"). On November 9, 1993, NHI purchased for $34,196,000 a participating interest in a REMIC in the form of nine classes of certificates issued in the aggregate principal amount of $172,928,000 (the "1993 REMIC"). Both of the REMICs represent the entire beneficial ownership interest in a trust fund. Each trust fund consists of pools of mortgage loans, each secured by a first lien on a property that is used in providing long-term nursing care and certain other assets.

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

During 2000, NHI was informed by the servicer of the 1993 REMIC that Mariner Health Care (one of the borrowers within the 1993 REMIC) was not making the required debt service payments. As a result, NHI wrote off $2,246,000 of the 1993 REMIC value. In addition, during 2001 and 2000, NHI received $2,706,000 and $1,850,000, respectively, of interest payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as interest income because of a potential repayment obligation to the servicer of the 1993 and 1995 REMICs. NHI continually monitors the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of March 31, 2002.

At March 31, 2002, the net carrying value of the 1993 REMIC is $30,020,000 and the net carrying value of the 1995 REMIC is $6,346,000. During the three months ended March 31, 2002, we received $291,000 of payments from the servicer of the 1993 and 1995 REMICs that has not been recorded as income because of a repayment obligation to the servicer of the 1993 and 1995 REMICs.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net income for the three months ended March 31, 2002 is $7.6 million versus net income of $9.9 million for the same period in 2001, a decrease of 22.8%. Earnings per common share decreased 11 cents or 28.0% in the 2002 period from $.39 in the 2001 period.

Total revenues for three months ended March 31, 2002 increased $7.0 million or 21.1% to $40.4 million from $33.4 million for the three months ended March 31, 2002. Revenues from mortgage interest income decreased $1.6 million, or 21.9%, when compared to the same period in 2001. Revenues from rental income increased $.4 million, or 3.7% in 2002 as compared to 2001. Revenues from investment interest and other income increased $.5 million or 63.0% compared to 2001. Facility operating revenue increased $7.7 million or 58.6% in 2002 compared to 2001.

The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of collection of and foreclosure on mortgage loans and due to the discontinuation of interest income recognition on the Autumn Hills, two New Jersey facilities, and Manor House of Charlotte loans as discussed previously. During 2001, NHI collected $31.7 million of principal on mortgage loans. During 2001, NHI foreclosed on one mortgage loan which resulted in the acquisition of nine long-term health care centers in Kansas and Missouri.

The increase in rental income resulted primarily from increased percentage rent from NHC and revenue participations.

The $.5 million increase in investment income for the three months ended March 31, 2002 would have been a $.9 million decrease after excluding the effect of a $1.4 million loss on the sale of marketable securities during the first quarter of 2001. The $1.4 million realized loss reduces investment income for the quarter ended March 31, 2001.

The decrease in investment interest and other income is due primarily to the discontinuation of interest income recognition on the Assisted Living Concepts ("ALC") securities as a result of ALC filing for bankruptcy in 2001, combined with the investment of lower cash amounts.

The increase in facility operating revenues is due primarily to the purchase, in lieu of foreclosure of nine long-term health care centers in Kansas and Missouri during July 2001.

Total expenses for the three months ended March 31, 2002 increased $9.3 million or 39.5% to $32.8 million from $23.5 million for 2001. Interest expense decreased $1.3 million or 21.4% in 2002 as compared to 2001. Depreciation of real estate increased $.7 million or 20.0%. General and administrative costs decreased $.7 million or 83.8%. Facility operating expense increased by $8.2 million or 64.2% in 2002 compared to 2001.

Interest expense for the three months ended March 31, 2002 decreased due to the payment of credit facilities of $83.0 million and conversion of debentures of $15.2 million.

Depreciation of real estate for the three months ended March 31, 2002 increased primarily because of the Company placing newly constructed assets in service, property acquisitions and the purchase, in lieu of foreclosure, of nine long-term health care centers in Kansas and Missouri in July 2001 as discussed in Note 6 to the Consolidated Financial Statements.

General and administrative costs decreased $.7 million due primarily to the 2001 NHC advisory fee adjustment of $.6 million in the three months ended March 31, 2002.

Loan losses for the three months ended March 31, 2002 were $2.5 million compared to $0 million for the same period in 2001. These loan losses were attributable to non-performing loans as discussed earlier.

The increase in facility operating expense is due to the purchase, by foreclosure or court order, of nine long-term health care centers in Kansas and Missouri in July 2001.

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

The following table reconciles net income applicable to common stockholders to funds from operations applicable to common stockholders:

	Three Months Ended
	March 31
	2002	2001

Net income applicable to common stockholders	$ 7,240,000	$ 9,402,000
Real estate depreciation	4,139,000	3,448,000
Funds from operations applicable to common stockholders	$11,379,000	$12,850,000

Diluted funds from operations applicable to common stockholders	$11,511,000	$13,466,000

Basic funds from operations per share	$ .44	$ .53
Diluted funds from operations per share	$ .43	$ .49

Shares for basic funds from operations per share	26,072,872	24,392,157
Shares for diluted funds from operations per share	26,902,501	27,507,254

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

Our investments in marketable securities include debt securities convertible into common stock of the issuing company. SFAS 133 requires that we account for such debt securities as two separate instruments: a purchased call option on the issuer's stock and a nonconvertible interest-bearing debt security. Because we are not using the purchased call options as hedging instruments, SFAS 133 requires that we report changes in the fair value of the separated call options currently in earnings. In addition, we are required to accrete the resulting discount on the nonconvertible debt securities into income over the remaining term of the nonconvertible debt securities. At December 31, 2001 and March 31, 2002, the fair value of the purchased call options, as determined using an option pricing model, was approximately $5,000. As a result, the initial adoption of SFAS 133 did not have and the subsequent changes in the fair value of the purchased call options have not had a material effect on our financial position, results of operations or cash flows. However, future changes in the fair value of the purchased call options could introduce significant volatility into our results of operations in future fiscal quarters.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature NHI currently uses to evaluate the recoverability of its real estate properties. NHI adopted the provisions SFAS 144 effective January 1, 2002 and such adoption did not have a material effect on its financial position, results of operations or cash flows.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend or to Finance the Activities of Others" (SOP 01-6). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material effect on our financial position, results of operations or cash flows.

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

See the notes to the Annual Financial Statement, and "Item 1. Business" as is found in our 2001 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

As of March 31, 2002, $134,085,000 of our long-term debt bears interest at fixed interest rates. As of March 31, 2002, $56,286,000 of our convertible subordinated debentures bear interest at fixed rates. Because the majority of the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on our future earnings and cash flows related to these instruments. The remaining $29,811,000 of our long-term debt and $4,764,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on our future earnings and cash flows related to these instruments.

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

(a) The annual meeting of the shareholders was held on April 16, 2002.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Robert A. McCabe, Jr. and W. Andrew Adams to serve as directors for a term of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Robert T. Webb, Ted H. Well, and Richard F. LaRoche, Jr.

Nominee	Voting For	Withholding Authority	Percent For
Robert A. McCabe, Jr.	24,702,707	153,410	99.38%
W. Andrew Adams	23,969,104	887,013	96.40%

PROPOSAL NO. 2: Non-binding ratification of the use of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2002, at the election of the Board.

Voting For	Voting Against	Abstaining	Percent For
21,515,407	3,234,597	106,113	86.56%

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of exhibits - none required

(b) Reports on Form 8-K - none requiredSIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date May 10, 2002	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date May 10, 2002	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer