Form 10-Q
period 2002-06-30
NATIONAL HEALTH INVESTORS INC
filed 2002-08-14
CIK 877860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended June 30, 2002	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-9100

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities
Exchange Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

26,605,285 shares of common stock were outstanding as of July 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2002	2001
	(unaudited)
ASSETS
Real estate properties:
Land	$ 33,555	$ 34,054
Buildings and improvements	365,893	371,095
Construction in progress	5,525	4,334
	404,973	409,483
Less accumulated depreciation	(91,651)	(86,217)
Real estate properties, net	313,322	323,266
Mortgage and other notes receivable, net	211,099	222,459
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage investment conduits	36,366	36,366
Cash and cash equivalents	39,629	13,603
Marketable securities	23,159	27,273
Accounts receivable	9,379	8,355
Deferred costs and other assets	3,888	3,176
Total Assets	$674,974	$672,630

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	63,311	64,464
Convertible subordinated debentures	56,002	62,643
Accounts payable and other accrued expenses	28,391	24,930
Accrued interest	5,107	5,143
Dividends payable	9,309	11,702
Deferred income	5,335	5,955
Total Liabilities	267,455	274,837

Commitments and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 10,000,000 shares authorized, 747,994 shares issued
and outstanding; stated at liquidation preference of $25 per share	18,700	18,700
Common stock, $.01 par value; 40,000,000 shares authorized; 26,596,572
and 26,004,318 shares, respectively, issued and outstanding	266	260
Capital in excess of par value of common stock	439,638	435,399
Cumulative net income	450,235	427,826
Cumulative dividends	(497,181)	(477,890)
Unrealized losses on marketable securities	(4,139)	(6,502)
Total Stockholders' Equity	407,519	397,793
Total Liabilities and Stockholders' Equity	$674,974	$672,630

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2001 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(in thousands, except share amounts)
REVENUES:
Mortgage interest income	$ 8,109	$ 7,176	$ 13,888	$ 14,574
Rental income	12,110	10,727	24,338	22,514
Investment income	1,562	1,604	2,801	2,364
Facility operating revenue	22,551	13,691	43,470	26,782
	44,332	33,198	84,497	66,234
EXPENSES:
Interest	4,215	4,891	8,828	10,759
Depreciation of real estate	3,970	3,352	8,013	6,702
Amortization of loan costs	472	267	566	527
Legal expense	166	820	302	1,007
Franchise and excise tax	171	24	235	47
General and administrative	650	835	790	1,697
Loan, realty & security impairments and losses	2,000	22,550	4,500	22,550
Facility operating expense	21,749	12,851	42,815	25,423
	33,393	45,590	66,049	68,712

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,939	(12,392)	18,448	(2,478)

Discontinued Operations
Operating income - discontinued operations	144	124	272	99
Net gain on sale of real estate	3,689	---	3,689	---
	3,833	124	3,961	99

NET INCOME (LOSS)	14,772	(12,268)	22,409	(2,379)

DIVIDENDS TO PREFERRED STOCKHOLDERS	398	488	795	975

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ 14,374	$ (12,756)	$ 21,614	$ (3,354)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$ .54	$ (.52)	$ .82	$ (.14)
Diluted	$ .54	$ (.52)	$ .80	$ (.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,473,742	24,392,157	26,274,332	24,392,157
Diluted	26,930,077	24,392,157	26,917,314	24,392,157

Common dividends per share declared	$ .35	$ ---	$ .70	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 22,409	$ (2,379)
Depreciation of real estate	8,176	6,899
Provision for loan, realty and security impairments and losses	4,500	22,550
Gain on sale of real estate	(3,689)	---
Amortization of loan costs	566	527
Loss on sale of marketable securities	---	1,922
Amortization of bond discount	---	(888)
Amortization of deferred income	(556)	(569)
Interest on debenture conversion	32	---
Increase in accounts receivable	(1,024)	(748)
(Increase) decrease in other assets	(1,296)	969
Increase in accounts payable and accrued liabilities	3,425	2,941
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,543	31,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of mortgage notes receivable	10,441	8,128
Acquisition of property and equipment, net	(1,683)	(1,175)
Sale of property and equipment, net	9,307	---
Decrease in marketable securities, net	659	12,833
NET CASH PROVIDED BY INVESTING ACTIVITIES	18,724	19,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,153)	(1,872)
Principal payments on credit facilities	---	(37,758)
Redemption of subordinated convertible debentures	(2,705)	(37,790)
Sale of common stock	301	---
Dividends paid to shareholders	(21,684)	(975)
NET CASH USED IN FINANCING ACTIVITIES	(25,241)	(78,395)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,026	(27,385)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,603	47,249
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 39,629	$ 19,864

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six Months Ended
June 30
	2002	2001
(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 6,173	$ 10,192

During the six months ended June 30, 2002, $3,936,000 of Senior
Subordinated Convertible Debentures were converted into 562,254 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (3,936)	$ ---
Financing costs	$ 24	$ ---
Accrued interest	$ (32)	$ ---
Common stock	$ 6
Capital in excess of par	$ 3,938	$ ---

During the six months ended June 30, 2002, NHI acquired notes receivable in exchange for NHI's marketable securities:
Other notes receivable	$ (5,818)	$ ---
Marketable securities	$ 5,818	$ ---

During the six months ended June 30, 2002, NHI acquired property in exchange for its rights under mortgage notes receivable:
Mortgage notes receivable	$ 2,173	$ ---
Buildings and improvements	$ (2,173)	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(unaudited, in thousands, except share amounts)

										Unrealized	Total
	Cumulative Convertible Preferred Stock						Capital in			Gains	Stock-
	Shares	Amount	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(losses) on	holders'
	at $25 per Share		at $12 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
BALANCE AT 12/31/01	747,994	$ 18,700	---	$ ---	26,004,318	$260	$435,399	$427,826	$(477,890)	$ (6,502)	$397,793
Net income	---	---	---	---	---	---	---	22,409	---	---	22,409
Unrealized gains on securities	---	---	---	---	---	---	---	---	---	2,363	2,363
Total Comprehensive Income											24,772
Shares sold	---	---	---	---	30,000	---	301	---	---	---	301
Shares issued in conversion of
convertible debentures to
common stock	---	---	---	---	562,254	6	3,938	---	---	---	3,944
Dividends to common stock-
holders	---	---	---	---	---	---	---	---	(18,496)	---	(18,496)
Dividends to preferred
stockholders	---	---	---	---	---	---	---	---	(795)	---	(795)
BALANCE AT 6/30/02	747,994	$ 18,700	---	$ ---	26,596,572	$266	$439,638	$450,235	$(497,181)	$ (4,139)	$407,519

BALANCE AT 12/31/00	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$427,889	$(464,307)	$(14,377)	$397,409
Net income	---	---	---	---	---	---	---	(2,379)	---	---	(2,379)
Unrealized gains on securities	---	---	---	---	---	---	---	---	---	5,269	5,269
Total Comprehensive Income											2,890
Dividends to preferred
stockholders	---	---	---	---	---	---	---	---	(975)	---	(975)
BALANCE AT 6/30/01	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$425,510	$(465,282)	$ (9,108)	$399,324

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

Note 1. SIGNIFICANT ACCOUNTING POLICIES:

We, the management of National Health Investors, Inc., believe that the unaudited financial statements to which these notes are attached include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2001 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including acquisitions and dispositions, changes in interest rates and rents, and the timing of debt and equity financings. Our audited December 31, 2001 financial statements are available at our web site: www.nhinvestors.com.

Note 2. DISCONTINUED OPERATIONS

During the three months ended June 30, 2002, we sold a medical office building and a long term care center, resulting in a $3,689,000 net gain on the sale of these facilities. We have reclassified the operations and the net gain on the sale of these facilities as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which was issued in August 2001. We have also restated our prior financial statements to present the operating results of these facilities as discontinued operations.

Note 3. NET INCOME PER COMMON SHARE:

We compute basic earnings per share based on the weighted average number of common and common equivalent shares outstanding. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
BASIC:
Weighted average common shares	26,473,742	24,392,157	26,274,332	24,392,157

Net income (loss)	$ 14,772,000	$(12,268,000)	$22,409,000	$(2,379,000)
Dividends paid to preferred stockholders	(398,000)	(488,000)	(795,000)	(975,000)
Net income applicable to common stockholders	$ 14,374,000	$(12,756,000)	$21,614,000	$(3,354,000)

Net income (loss) per common share - basic	$ .54	$ (.52)	$ .82	$ (.14)

DILUTED:
Weighted average common shares	26,473,742	24,392,157	26,274,332	24,392,157
Stock options	21,879	---	17,782	---
Convertible subordinated debentures	434,456	---	625,200	---
Average common shares outstanding	26,930,077	24,392,157	26,917,314	24,392,157

Net income (loss)	$ 14,772,000	$(12,268,000)	$22,409,000	$(2,379,000)
Dividends paid to preferred stockholders	(398,000)	(488,000)	(795,000)	(975,000)
Interest expense on convertible subordinated debentures	72,000	---	204,000	---
Net income (loss) - diluted	$ 14,446,000	$(12,756,000)	$21,818,000	$(3,354,000)

Net income (loss) per common share - diluted	$ .54	$ (. 52)	$ .80	$ (.14)

Incremental Shares Excluded Since Anti-dilutive:
Convertible subordinated debentures	1,500,960	4,368,353	1,500,960	4,368,353
Cumulative convertible preferred stock	676,918	968,180	676,918	968,180
Stock options	60,000	360,074	60,000	360,074

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the above incremental shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 4. INVESTMENTS IN MARKETABLE SECURITIES:

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

Assisted Living Concepts, Inc. Convertible Debentures - During 1999 and 2001, we purchased approximately $29,707,000 face amount of certain convertible debentures issued by Assisted Living Concepts, Inc. ("ALC") at a discount of approximately $13,771,000. As a result of ALC declaring bankruptcy on October 1, 2001, we, in accordance with the provisions of SFAS 115, measured and recorded a permanent decline in value of our investment of $5,709,000 at December 31, 2001.

Proceeds from the sale of a portion of investments in Assisted Living Concepts, Inc. convertible debentures to an employee of our investment advisor, National HealthCare Corporation ("NHC") during the six months ended June 30, 2002 included a note receivable of $5,818,000 after a payment of $650,000 received in 2001. No gain nor loss was realized on this sale during the six months ended June 30, 2002. Our collateral on the note consists of the underlying securities. As a result, the note receivable is subject to a risk of accounting loss if the underlying value of the collateral declines below the carrying value of the note receivable. The note is a non-recourse promissory note which bears interest at a variable rate (LIBOR plus .5% at June 30, 2002) and provides for periodic escalation of the rate. The note matures June 30, 2012.

The carrying value but not the face amount of the ALC debentures owned by us was reduced by $659,000 related to a securities litigation settlement during the six months ended June 30, 2002.

Other than the ALC debentures discussed above, there were no proceeds from the sale of marketable securities during the six months ended June 30, 2002. Proceeds from the sale of investments in available for sale securities during the six months ended June 30, 2001 were $12,833,000. Gross investment losses of $1,922,000 were realized on these sales during the six months ended June 30, 2001.

Note 5. COMMITMENTS AND GUARANTEES:

At June 30, 2002, we were committed, subject to due diligence and financial performance goals, to fund approximately $738,826 in health care real estate projects of which approximately $523,472 would be eligible for funding within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term care center, and one assisted living facility, all at rates ranging from 10.0% to 10.5%. We have recorded deferred income for commitment fees related to these loans where applicable.

We have also guaranteed bank loans in the amount of $592,000 to key employees and directors. They used these loans to exercise stock options. The guaranteed loans, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.

We believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

Note 6. NEW ACCOUNTING PRONOUNCEMENTS:

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature we previously used to evaluate the recoverability of our real estate properties. We adopted the provisions SFAS 144 effective January 1, 2002 and currently evaluate the recoverability of our real estate properties in accordance with the provisions of SFAS 144. Pursuant to the sale of certain facilities during 2002 and the adoption of SFAS 144 effective January 1, 2002, we have reclassified the operations and the net gain on the sale of these facilities as discontinued operations.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-6). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and we adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material effect on our financial position, results of operations or cash flows.

Note 7. PERFORMING AND NON-PERFORMING LOANS/LEASES AND FORECLOSURE PROPERTIES/LEASE TERMINATIONS:

Performing and Non-Performing Loans and Leases

Integrated Health Services, Inc. ("IHS") Loan Participation - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, we owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. We lease the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, we recorded a $3,000,000 write-down of our note receivable. We believe that the carrying amount of our net investment in these properties of approximately $19,100,000 at June 30, 2002, after the $3,000,000 write-down, is realizable.

IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas, and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, which was confirmed on January 28, 2002, requires the debtor to reaffirm the original debt and capitalized interest and commence monthly payments on April 10, 2002, which it did. Our net receivable balance at June 30, 2002, after the above writedowns, is $30,458,000, which amount we believe is realizable. During the three months ended June 30, 2002, $1,557,000 was billed and collected on this loan.

Two New Jersey Facilities- We have loaned approximately $18,373,000 to the owners of two New Jersey facilities opened in early 2000. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units nor their full complement of beds. The facilities are operating at a negative net operating income and have recently changed their management company. These facilities have not made loan payments since July 2001. We have the limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, we recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors, both of which are currently pending. After the above writedowns, management believes the collateral supports the carrying amount of $13,069,000 of this loan at June 30, 2002.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a two year old 110 unit assisted living facility in Charlotte, North Carolina. In June 2002, the owner and corporate guarantor agreed to and in fact did: surrender possession, provide a deed in lieu of foreclosure to us, bring back taxes current, pay $1,016,000 toward the debt and deed to us an unimproved parcel of land in another state to NHI. In turn, we released the parent's guarantee. Prior to accepting the deed in lieu of foreclosure the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosure real estate. The property was immediately leased to a new operator in June 2002. Under the terms of the new lease, we will experience reduced revenue in 2002 compared to 2001. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001.

American Medical Associates, Inc. ("AMA") - An approximate $18,180,000 first mortgage loan to AMA is secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Although all payments are current, the facilities operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $16,625,000 at June 30, 2002, after the above writedown is supported by the value of the collateral.

Ashton Woods - We hold 75% or $4,144,000 of a $5,525,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation. This loan matured in January 2002 and was extended through January 2003 during the second quarter. Additionally, the facility had a ban on new admissions during 2001 which negatively impacted operating results during 2001. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $1,000,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $3,144,000 at June 30, 2002, after the above writedown is supported by the value of the collateral.

Midwest Nursing Home Investors, Inc. (Midwest) - An approximately $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by an affiliate of Centennial HealthCare Corporation. Although all payments are current, payments are consistently being made after the due date. Additionally, the loan is in default on a number of technical covenants. Management's current projections and analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value in the second quarter of 2002. Management believes that the remaining carrying value amount of $6,677,000 at June 30, 2002, after the above writedown, is supported by the value of the collateral.

Foreclosure Properties and Lease Terminations

We are treating the Washington State, New England and Kansas and Missouri properties described below as foreclosure property for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the acquisition date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. This facility (Highline Care Center in Seattle, Washington) was sold in June 2002 for net proceeds of $882,000. The resulting loss on the sale of $98,000 has been reflected in the net gain on sale of real estate within the discontinued operations caption of the June 30, 2002 consolidated financial statements. Although we have retained a local broker to sell the remaining three properties, a satisfactory offer has yet to be received. Based on our impairment analysis, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of the remaining three properties at June 30, 2002 of $7,435,000, after the above writedowns, is realizable.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure, recorded at approximately $41,800,000, on the three nursing homes and one retirement center in New Hampshire and four licensed nursing homes in Massachusetts. We retained an operating subsidiary of NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and other criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. Management believes that the carrying amount of these properties at June 30, 2002 of $33,422,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC also has been engaged to manage these facilities. During 2001, prior to finalizing actual foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at June 30, 2002 of $20,344,000, after the $4,000,000 writedown, is realizable. All nine properties are now titled to us as a result of foreclosure proceedings.

Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on their rent payment and we immediately terminated the leases and arranged for new lessees. The new lessees took possession of the centers during the late spring and summer of 2001. We have filed suit for damages against Alterra. Under the terms of the new leases, we experienced reduced rental income in 2001 and anticipate continued reduced rental income over 2002. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at June 30, 2002 of $33,022,000, after the writedown, is realizable.

Note 8: INVESTMENTS IN REAL ESTATE MORTGAGE INVESTMENT CONDUITS

On December 29, 1995, we purchased for $6,158,000 a participating interest in a real estate mortgage investment conduit ("REMIC") in the form of one class of certificates issued in the aggregate principal amount of $146,104,000 (the "1995 REMIC"). On November 9, 1993, we purchased for $34,196,000 a participating interest in a REMIC in the form of nine classes of certificates issued in the aggregate principal amount of $172,928,000 (the "1993 REMIC"). Both of the REMICs represent the entire beneficial ownership interest in a trust fund. Each trust fund consists of pools of mortgage loans, each secured by a first lien on a property that is used in providing long-term nursing care and certain other assets.

Pursuant to SFAS 115, we have classified our investments in the certificates as held to maturity debt securities. Accordingly, the investments in the certificates have been recorded at the amortized cost in our consolidated financial statements. The effective yields, as calculated, have been used to accrue income based on actual and projected future cash flows that reflect actual and assumed mortgage prepayments and interest rates.

1993 REMIC - During 2000, we were informed by the servicer of the 1993 REMIC that Mariner Health Care (one of the borrowers within the 1993 REMIC) had declared bankruptcy and was not making the required debt service payments. As a result, we wrote off $2,246,000 of the 1993 REMIC value.

At June 30, 2002, the net carrying value of the 1993 REMIC is $30,020,000. Prior to 2002, we received $1,556,000 of interest payments from the servicer of the 1993 REMIC that was not recorded as interest income during those periods because of a potential repayment obligation to the servicer of the 1993 REMIC. During the six months ended June 30, 2002, we received $82,000 of additional payments from the servicer of the 1993 REMIC that was not recorded as income because of a repayment obligation to the servicer of the 1993 REMIC. However, in May 2002, Mariner Health Care (one of the borrowers within the 1993 REMIC) reached a settlement with the servicer of the 1993 REMIC, made payments missed in prior periods, and began making current principal and interest payments in June 2002. As a result, our repayment obligation was reduced by $1,342,000, resulting in the recognition of $1,342,000 of interest income. As of June 30, 2002, we have a remaining repayment obligation of $296,000 related to the 1993 REMIC that has not been recorded as income.

1995 REMIC - At June 30, 2002, the net carrying value of the 1995 REMIC is $6,346,000. Prior to 2002, we received $3,000,000 of interest payments from the servicer of the 1995 REMIC that has not been recorded as interest income because of a repayment obligation to the servicer of the 1995 REMIC. During the six months ended June 30, 2002, we received $721,000 of additional payments from the servicer of the 1995 REMIC that has not been recorded as income because of a repayment obligation to the servicer of the 1995 REMIC. We continually monitor the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of June 30, 2002.

Note 9: DEBT AND RELATED GUARANTEES

We had certain letters of credit on $10,835,000 of outstanding tax exempt mortgage notes that matured during 2001. As a result, we purchased at face value all of the outstanding first mortgage tax exempt bonds and notes that were secured by the letters of credit. In regard to our investment in and liability under these first mortgage bonds, we have a legal right of offset. Therefore, the first mortgage bonds purchased offset our debt obligations in the consolidated balance sheet.

At June 30, 2002, we are not subject to cross-default provisions with other debt of NHC, National Health Realty, Inc. ("NHR") and National Health Corporation.

Note 10: ADVISORY AGREEMENT

We have entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to us by NHC. As Advisor, NHC is subject to the supervision of and policies established by NHI's Board of Directors.

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

Note 11: SUBSEQUENT EVENT

During July 2002, we have received additional correspondence from the servicer of the 1993 and 1995 REMIC and from certain borrowers of mortgage notes receivable that payments of past due interest will be and have been paid during the third quarter. Consistent with our income recognition policy in regards to unpaid past due interest on non-performing loans, we will record the income in the quarter when the collections are assured and made by the respective parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of June 30, 2002, we had interests in owned real estate and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $622.1 million. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2002. Instead, we are monitoring and improving our existing properties, and conserving cash and marketable securities to enable us to pay certain subordinated convertible debentures that mature in February 2004.

As of June 30, 2002, our investments were diversified in 190 health care facilities located in 23 states consisting of 141 long-term care facilities, one acute care hospital, six medical office buildings, 18 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $241.6 million aggregate principal amount of loans to 25 borrowers, $313.3 million of purchase leaseback transactions with eight lessees and $36.4 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 190 facilities, 39 are leased to National HealthCare Corporation ("NHC"). NHC also manages 20 of our foreclosure properties. See Note 7. NHC is also our investment advisor. Consistent with its strategy of diversification, we have reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 20.61% of total invested assets on June 30, 2002.

At June 30, 2002, 52.67% of the total invested assets of the health care facilities were operated by public operators, 37.85% by regional operators, and 9.48% by small operators.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following critical accounting policies fit this definition:

1) Valuations and impairments to our investments - Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement have been proposed for the next fiscal year of the federal government. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing for our lessees and mortgagees. Based on events occurring during each of the last three years, we determined that impairment of certain of our investments had occurred.

Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying value of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

2) Revenue recognition - mortgage interest and rental income - We collect interest and rent from our customers. Generally our policy is to recognize revenues on an accrual basis as earned. However, there are certain of our customers for which we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not realizable. For these nonperforming investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected. This policy could cause our revenues to vary significantly from period to period.

3) REIT status and taxes - We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

4) Revenue recognition - third party payors - Approximately two-thirds of our facility operating revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.

Please refer to MD&A in the 2001 Form 10-K for a more complete discussion of these policies.

Liquidity and Capital Resources

Sources and Uses of Funds

We generated net cash from operating activities during the first six months of 2002 totaling $32.5 million compared to $31.2 million in the prior period. The primary reason for this period's change was due to an increase in net income, offset partially by a reduction in the provision for loan, realty, and security losses and by a gain on sale of real estate. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and working capital changes.

Net cash provided by investing activities during the first six months of 2002 totaled $18.7 million compared to $19.8 million in the prior period. Cash flows provided from investing activities during the first six months of 2002 included collections on mortgage notes receivable of $10.4 million compared to $8.1 million for the prior period. The $10.4 million collections on mortgage notes receivable during the first six months of 2002 includes a mortgage prepayment of $6.5 million for the Capital Medical Office Building in Olympia, Washington. Marketable securities decreased $.7 million during the first six months of 2002, compared to a decrease of $12.8 million for the prior period. The first six months of 2002 included $9.3 million proceeds from the sale of property and equipment. Real estate sold was the Pioneer Valley Medical Office Building in Salt Lake City, Utah and the Highline Care Center in Seattle, Washington.

Cash flows used in investing activities during the first six months of 2002 included acquisition of real estate properties of $1.7 million. Cash flows used in investing activities in the prior period included investment in real estate properties of $1.2 million.

Net cash used in financing activities during the first six months of 2002 totaled $25.2 million compared to $78.4 million in the prior period. Cash flows used in financing activities for the first six months of 2002 included payments of convertible debentures of $2.7 million, principal payments on long-term debt of $1.2 million and dividends paid to common and preferred stockholders of $21.7 million. This compares to prior period activity of payments of convertible debentures of $37.8 million, $1.9 million of principal payments on long term debt, repayment of credit facilities of $37.8 million and dividends paid to preferred stockholders of $1.0 million.

Cash flow provided by financing activities during the first six months of 2002 included $.3 million from the sale of common stock.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ended December 31, 2002 and thereafter. NHI declared a dividend of 35 cents per common share to shareholders of record on March 28, 2002 payable on May 10, 2002 and a dividend of 35 cents per common share to shareholders of record on June 27, 2002, payable on August 14, 2002.

NHI did not make any cash dividend distribution during the first three quarters of 2001. However, a 45 cent per share dividend was declared to holders of record on December 28, 2001, payable January 28, 2002. We believe this distribution satisfies REIT distribution requirements for 2001. The discontinuance of dividends for the first three quarters of 2001 primarily reflects the decline in the Company's taxable income for 2001, the significant principal payments required by the Company's bank credit facility and restrictive covenants required by that same facility. NHI repaid in full its bank credit facility during 2001.

Commitments

At June 30, 2002, we were committed, subject to due diligence and financial performance goals, to fund approximately $.7 million in health care real estate projects, of which $.5 million is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, and one assisted living facility all at rates ranging from 10.0% to 10.5%.

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

In regard to debt financed through the ESOP, the note holders have released us from our previous guarantee of debt recorded on the financial statements of NHC and NHR. This debt is no longer cross defaulted with obligations of NHC, NHR or National Health Corporation. As of June 30, 2002, we do remain primarily obligated on $16,498,000 of debt financed through the ESOP. This $16,498,000 of debt is recorded as a liability on our consolidated financial statements.

Liquidity Demands and Capital Raising Alternatives

NHI faced significant liquidity demands resulting from short term principal repayments required by our senior secured bank credit facility during 2000 and 2001. The bank credit facility was paid in full and ahead of schedule in 2001.

In order to address the maturity of $37.8 million of subordinated convertible debentures that matured on January 2, 2001, we issued $20.0 million of senior subordinated convertible debentures on December 29, 2000, a portion of the proceeds of which, along with cash from operations, were used to retire that indebtedness. By June 30, 2002 only $2,216,000 of these senior subordinated debentures remained outstanding, the balance having converted into common stock.

We declared a fourth quarter dividend of $.45 per share payable on January 28, 2002. We believe this satisfies our REIT distribution requirements for 2001. We expect to resume paying regular quarterly dividends, thus we declared a dividend of $.35 per common share to shareholders of record on March 28, 2002 payable May 10, 2002, and a dividend of $.35 per common share to shareholders of record on June 27, 2002, payable on August 14, 2002.

The lack of availability of reasonably priced capital limits our ability to make new investments. Future sale of assets at depressed prices, refinancings of debt at higher interest rates or our inability to repay or extend debt when due would have a material adverse impact on our financial position, results of operations and cash flows.

We intend to maintain our REIT tax status for the year ended December 31, 2002 and thereafter.

Performing and Non-Performing Loans and Leases

Integrated Health Services, Inc. ("IHS") Loan Participation - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, we owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. We lease the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, we recorded a $3,000,000 write-down of our note receivable. We believe that the carrying amount of our net investment in these properties of approximately $19,100,000 at June 30, 2002, after the $3,000,000 write-down, is realizable.

IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas, and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, which was confirmed on January 28, 2002, requires the debtor to reaffirm the original debt and capitalized interest and commence monthly payments on April 10, 2002, which it did. Our net receivable balance at June 30, 2002, after the above writedowns, is $30,458,000, which amount we believe is realizable. During the three months ended June 30, 2002, $1,557,000 was billed and collected on this loan.

Two New Jersey Facilities- We have loaned approximately $18,373,000 to the owners of two New Jersey facilities opened in early 2000. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units nor their full complement of beds. The facilities are operating at a negative net operating income and have recently changed their management company. These facilities have not made loan payments since July 2001. We have the limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, we recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors, both of which are currently pending. After the above writedowns, management believes the collateral supports the carrying amount of $13,069,000 of this loan at June 30, 2002.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a two year old 110 unit assisted living facility in Charlotte, North Carolina. In June 2002, the owner and corporate guarantor agreed to and in fact did: surrender possession, provide a deed in lieu of foreclosure to us, bring back taxes current, pay $1,016,000 toward the debt and deed to us an unimproved parcel of land in another state to NHI. In turn, we released the parent's guarantee. Prior to accepting the deed in lieu of foreclosure the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosure real estate. The property was immediately leased to a new operator in June 2002. Under the terms of the new lease, we will experience reduced revenue in 2002 compared to 2001. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001.

American Medical Associates, Inc. ("AMA") - An approximate $18,180,000 first mortgage loan to AMA is secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Although all payments are current, the facilities operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $16,625,000 at June 30, 2002, after the above writedown is supported by the value of the collateral.

Ashton Woods - We hold 75% or $4,144,000 of a $5,525,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation. This loan matured in January 2002 and was extended through January 2003 during the second quarter. Additionally, the facility had a ban on new admissions during 2001 which negatively impacted operating results during 2001. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $1,000,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $3,144,000 at June 30, 2002, after the above writedown is supported by the value of the collateral.

Midwest Nursing Home Investors, Inc. (Midwest) - An approximately $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by an affiliate of Centennial HealthCare Corporation. Although all payments are current, payments are consistently being made after the due date. Additionally, the loan is in default on a number of technical covenants. Management's current projections and analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value in the second quarter of 2002. Management believes that the remaining carrying value amount of $6,677,000 at June 30, 2002, after the above writedown, is supported by the value of the collateral.

Foreclosure Properties and Lease Terminations

We are treating the Washington State, New England and Kansas and Missouri properties described below as foreclosure property for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the acquisition date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. This facility (Highline Care Center in Seattle, Washington) was sold in June 2002 for net proceeds of $882,000. The resulting loss on the sale of $98,000 has been reflected in the net gain on sale of real estate within the discontinued operations caption of the June 30, 2002 consolidated financial statements. Although we have retained a local broker to sell the remaining three properties, a satisfactory offer has yet to be received. Based on our impairment analysis, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of the remaining three properties at June 30, 2002 of $7,435,000, after the above writedowns, is realizable.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure, recorded at approximately $41,800,000, on the three nursing homes and one retirement center in New Hampshire and four licensed nursing homes in Massachusetts. We retained an operating subsidiary of NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and other criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. Management believes that the carrying amount of these properties at June 30, 2002 of $33,422,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC also has been engaged to manage these facilities. During 2001, prior to finalizing actual foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at June 30, 2002 of $20,344,000, after the $4,000,000 writedown, is realizable. All nine properties are now titled to us as a result of foreclosure proceedings.

Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on their rent payment and we immediately terminated the leases and arranged for new lessees. The new lessees took possession of the centers during the late spring and summer of 2001. We have filed suit for damages against Alterra. Under the terms of the new leases, we experienced reduced rental income in 2001 and anticipate continued reduced rental income over 2002. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at June 30, 2002 of $33,022,000, after the writedown, is realizable.

Investment in REMIC - On December 29, 1995, we purchased for $6,158,000 a participating interest in a real estate mortgage investment conduit ("REMIC") in the form of one class of certificates issued in the aggregate principal amount of $146,104,000 (the "1995 REMIC"). On November 9, 1993, we purchased for $34,196,000 a participating interest in a REMIC in the form of nine classes of certificates issued in the aggregate principal amount of $172,928,000 (the "1993 REMIC"). Both of the REMICs represent the entire beneficial ownership interest in a trust fund. Each trust fund consists of pools of mortgage loans, each secured by a first lien on a property that is used in providing long-term nursing care and certain other assets.

Pursuant to SFAS 115, we have classified our investments in the certificates as held to maturity debt securities. Accordingly, the investments in the certificates have been recorded at the amortized cost in our consolidated financial statements. The effective yields, as calculated, have been used to accrue income based on actual and projected future cash flows that reflect actual and assumed mortgage prepayments and interest rates.

1993 REMIC - During 2000, we were informed by the servicer of the 1993 REMIC that Mariner Health Care (one of the borrowers within the 1993 REMIC) had declared bankruptcy and was not making the required debt service payments. As a result, we wrote off $2,246,000 of the 1993 REMIC value.

At June 30, 2002, the net carrying value of the 1993 REMIC is $30,020,000. Prior to 2002, we received $1,556,000 of interest payments from the servicer of the 1993 REMIC that was not recorded as interest income during those periods because of a potential repayment obligation to the servicer of the 1993 REMIC. During the six months ended June 30, 2002, we received $82,000 of additional payments from the servicer of the 1993 REMIC that was not recorded as income because of a repayment obligation to the servicer of the 1993 REMIC. However, in May 2002, Mariner Health Care (one of the borrowers within the 1993 REMIC) reached a settlement with the servicer of the 1993 REMIC, made payments missed in prior periods, and began making current principal and interest payments in June 2002. As a result, our repayment obligation was reduced by $1,342,000, resulting in the recognition of $1,342,000 of interest income. As of June 30, 2002, we have a remaining repayment obligation of $296,000 related to the 1993 REMIC that has not been recorded as income.

1995 REMIC - At June 30, 2002, the net carrying value of the 1995 REMIC is $6,346,000. Prior to 2002, we received $3,000,000 of interest payments from the servicer of the 1995 REMIC that has not been recorded as interest income because of a repayment obligation to the servicer of the 1995 REMIC. During the six months ended June 30, 2002, we received $721,000 of additional payments from the servicer of the 1995 REMIC that has not been recorded as income because of a repayment obligation to the servicer of the 1995 REMIC. We continually monitor the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of June 30, 2002.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net income for the three months ended June 30, 2002 is $14.8 million versus a net loss of $12.3 million for the same period in 2001. Earnings per common share increased $1.06 in the 2002 period to $.54 from a loss of $.52 in the 2001 period. Included in net income for the three months ended June 30, 2002 is a gain on sale of real estate of $3.7 million or 14 cents per share.

Total revenues for three months ended June 30, 2002 increased $11.1 million or 33.5% to $44.3 million from $33.2 million for the three months ended June 30, 2002. Revenues from mortgage interest income increased $.9 million, or 13.0%, when compared to the same period in 2001. Revenues from rental income increased $1.4 million, or 12.9% in 2002 as compared to 2001. Revenues from investment interest and other income remained the same in 2002 when compared to 2001. Facility operating revenue increased $8.9 million or 64.7% in 2002 compared to 2001.

The increase in mortgage interest income is due to the resumption of interest income collection on Autumn Hills and income of $1.3 million related to a Mariner Health Care settlement within the 1993 REMIC. This income was partially offset by the discontinuation of interest income recognition on two New Jersey facilities and Manor House of Charlotte loans as discussed previously, and the conversion of loans to realty in July 2001 related to the Kansas and Missouri properties discussed above. During 2001, NHI collected $31.7 million of principal on mortgage loans. During 2001 and 2002, NHI foreclosed on one mortgage loan which resulted in the acquisition of nine long-term health care centers in Kansas and Missouri. These centers had been in our possession and under our control since July of 2001.

The increase in rental income resulted primarily from rent from Integrated Health Services, Inc. facilities as discussed in Note 7.

Investment income for the three months ended June 30, 2002 would have been a $.5 million decrease after excluding the effect of a $.5 million loss on the sale of marketable securities during the second quarter of 2001. The $.5 million realized loss reduces investment income for the quarter ended June 30, 2001.

The decrease in investment income is due primarily to the reduction of interest income recognition on the Assisted Living Concepts ("ALC") securities as a result of ALC filing for bankruptcy in 2001 and the new debt and equity securities held by NHI post-bankruptcy. See Note 4.

The increase in facility operating revenues is due primarily to our taking possession and operating nine long-term health care centers in Kansas and Missouri during July 2001.

Total expenses for the three months ended June 30, 2002 decreased $12.2 million or 26.8% to $33.4 million from $45.6 million for 2001. Interest expense decreased $.7 million or 13.8% in 2002 as compared to 2001. Depreciation of real estate increased $.6 million or 18.4%. Facility operating expense increased by $8.9 million or 69.3% in 2002 compared to 2001.

Interest expense for the three months ended June 30, 2002 decreased due to the payment of credit facilities of $83.0 million in 2001 and conversion of debentures of $17.8 million in 2002 and 2001.

Depreciation of real estate for the three months ended June 30, 2002 increased primarily because of the Company placing newly constructed assets in service, property acquisitions and the obtaining of operational control of nine long-term health care centers in Kansas and Missouri in July 2001 as discussed in Note 7 to the Consolidated Financial Statements.

Loan losses for the three months ended June 30, 2002 were $2.0 million compared to $22.6 million for the same period in 2001. These loan losses were attributable to non-performing loans as discussed earlier.

The increase in facility operating expense is due to the obtaining of operational control of nine long-term health care centers in Kansas and Missouri in July 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net income for the six months ended June 30, 2002 is $22.4 million versus a net loss of $2.4 million for the same period in 2001. Earnings per common share increased $.96 in the 2002 period to $.82 from a loss of $.14 in the 2001 period.

Total revenues for six months ended June 30, 2002 increased $18.3 million or 27.6% to $84.5 million from $66.2 million for the six months ended June 30, 2001. Revenues from mortgage interest income decreased $.7 million, or 4.7%, when compared to the same period in 2001. Revenues from rental income increased $1.8 million, or 8.1% in 2002 as compared to 2001. Revenues from investment interest and other income increased $.4 million or 18.5% compared to 2001. Facility operating revenue increased $16.7 million or 62.3% in 2002 compared to 2001.

This decrease in mortgage interest income is due to the discontinuation of interest income recognition on two New Jersey facilities and Manor House of Charlotte loans as discussed previously and the conversion of loans to realty in July 2001 related to the Kansas and Missouri properties discussed above. The decrease in mortgage interest income is partially offset by an increase in interest income related to the resumption of interest income collection on Autumn Hills and income of $1.3 million related to a Mariner HealthCare settlement within the 1993 REMIC. During 2001, NHI collected $31.7 million of principal on mortgage loans. During 2001 and 2002, NHI foreclosed on one mortgage loan which resulted in the acquisition of nine long-term health care centers in Kansas and Missouri.

The increase in rental income resulted primarily from rent from Integrated Health Services, Inc. facilities as discussed in Note 7.

The $.4 million increase in investment income for the six months ended June 30, 2002 would have been a $1.5 million decrease after excluding the effect of a $1.9 million loss on the sale of marketable securities during the first quarter of 2001. The $1.9 million realized loss reduces investment income for the six months ended June 30, 2001.

The decrease in investment income is due primarily to the reduction of interest income recognition on the Assisted Living Concepts ("ALC") securities as a result of ALC filing for bankruptcy in 2001 and the new debt and equity securities held by NHI post-bankruptcy.

The increase in facility operating revenues is due primarily to the assumption of operational control of nine long-term health care centers in Kansas and Missouri during July 2001.

Total expenses for the six months ended June 30, 2002 decreased $2.7 million or 3.9% to $66.0 million from $68.7 million for 2001. Interest expense decreased $1.9 million or 18.0% in 2002 as compared to 2001. Depreciation of real estate increased $1.3 million or 19.6%. General and administrative costs decreased $.9 million or 53.5%. Facility operating expense increased by $17.4 million or 68.4% in 2002 compared to 2001.

Interest expense for the six months ended June 30, 2002 decreased due to the payment of credit facilities of $83.0 million in 2001 and conversion of debentures of $17.8 million in 2002 and 2001.

Depreciation of real estate for the six months ended June 30, 2002 increased primarily because of the Company placing newly constructed assets in service, property acquisitions and the assumption of operational control of nine long-term health care centers in Kansas and Missouri in July 2001 as discussed in Note 7 to the Consolidated Financial Statements.

General and administrative costs decreased $.9 million due primarily to an advisory fee reduction of $.7 million in the six months ended June 30, 2002.

Loan losses for the six months ended June 30, 2002 were $4.5 million compared to $22.6 million for the same period in 2001. These loan losses were attributable to non-performing loans as discussed earlier.

The increase in facility operating expense is due to the assumption of operational control of nine long-term health care centers in Kansas and Missouri in July 2001, which are now titled to us by virtue of foreclosure sales in late 2001 and early 2002..

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

The following table reconciles net income applicable to common stockholders to funds from operations applicable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001

Net income (loss) applicable to common stockholders	$ 14,374,000	$(12,756,000)	$21,614,000	$(3,354,000)
Real estate depreciation	3,970,000	3,575,000	8,013,000	6,998,000
Discontinued operations:
Operating Income - discontinued	(144,000)	(124,000)	(272,000)	(99,000)
Gain on sale of real estate	(3,689,000)	---	(3,689,000)	---
Funds from (to) operations applicable to common stockholders	$14,511,000	$(9,305,000)	$25,666,000	$ 3,545,000

Interest on dilutive convertible debentures	72,000	---	204,000	---
Diluted funds from (to) operations applicable to common
stockholders	$14,583,000	$(9,305,000)	$25,870,000	$ 3,545,000

Basic funds from (to) operations per share	$ .55	$ (.38)	$ .98	$ .15
Diluted funds from (to) operations per share	$ .54	$ (.38)	$ .96	$ .15

Shares for basic funds from operations per share	26,473,742	24,392,157	26,274,332	24,392,157
Shares for diluted funds from operations per share	26,930,077	24,392,157	26,917,314	24,392,157

Impact of Inflation

Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing our operations.

Our revenues are generated primarily from long-term investments and the operation of long term care facilities. Inflation has remained relatively low during recent periods. In addition, historical reimbursement rates under the Medicare and Medicaid programs generally have reflected the underlying increases in health care costs and expenses resulting from inflation. However, there can be no assurance that future Medicare or Medicaid rate increases will be sufficient to offset future inflation increases. Certain of our leases require increases in rental income based upon increases in the revenues of the tenants. We have negotiated similar provisions in many of our mortgage notes receivable.

New Accounting Pronouncements

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature NHI previously used to evaluate the recoverability of its real estate properties. NHI adopted the provisions SFAS 144 effective January 1, 2002 and currently evaluates the recoverability of its real estate properties in accordance with the provisions of SFAS 144. Pursuant to the sale of certain facilities during 2002 and the adoption of SFAS 144 effective January 1, 2002, NHI has reclassified the operations and the net gain on the sale of these facilities as discontinued operations.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-6). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and NHI adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material effect on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Information About Market Risk

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. All of our mortgage and other notes receivable bear interest at fixed interest rates. Our investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. The underlying mortgages included in our investments in real estate mortgage investment conduits ("REMIC's") also bear interest at fixed interest rates. As a result of the short-term nature of the our cash instruments and because the interest rates on our investment in notes receivable, preferred stock and REMIC's are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

As of June 30, 2002, $134,090,000 of our long-term debt bears interest at fixed interest rates. As of June 30, 2002, $53,786,000 of our convertible subordinated debentures bear interest at fixed rates. Because the majority of the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on our future earnings and cash flows related to these instruments. The remaining $29,221,000 of our long-term debt and $2,216,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on our future earnings and cash flows related to these instruments.

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

(a) List of exhibits - none required

(b) Reports on Form 8-K - Change of Auditors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date August 14, 2002	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date August 14, 2002	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer