Form 10-Q
period 2002-09-30
NATIONAL HEALTH INVESTORS INC
filed 2002-11-14
CIK 877860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended September 30, 2002	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-9100

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities
Exchange Act of 1934 during the preceding 12 months.

Yes x	No

(2) Has been subject to such filing requirements for the past 90 days.

Yes x	No

26,623,854 shares of common stock were outstanding as of October 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Sept. 30,	Dec. 31,
	2002	2001
	(unaudited)
ASSETS
Real estate properties:
Land	$ 33,589	$ 34,054
Buildings and improvements	366,841	371,095
Construction in progress	1,891	4,334
	402,321	409,483
Less accumulated depreciation	(94,517)	(86,217)
Real estate properties, net	307,804	323,266
Mortgage and other notes receivable, net	190,649	222,459
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage investment conduits	36,366	36,366
Cash and cash equivalents	58,372	13,603
Marketable securities	22,718	27,273
Accounts receivable	8,119	8,355
Deferred costs and other assets	4,511	3,176
Total Assets	$666,671	$672,630

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	62,683	64,464
Convertible subordinated debentures	53,246	62,643
Accounts payable and other accrued expenses	23,820	24,930
Accrued interest	2,198	5,143
Dividends payable	9,318	11,702
Deferred income	5,058	5,955
Total Liabilities	256,323	274,837

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 10,000,000 shares authorized, 747,994 shares issued
and outstanding; stated at liquidation preference of $25 per share	18,700	18,700
Common stock, $.01 par value; 40,000,000 shares authorized; 26,623,854
and 26,004,318 shares, respectively, issued and outstanding	266	260
Capital in excess of par value of common stock	439,829	435,399
Cumulative net income	463,505	427,826
Cumulative dividends	(506,896)	(477,890)
Unrealized losses on marketable securities	(5,056)	(6,502)
Total Stockholders' Equity	410,348	397,793
Total Liabilities and Stockholders' Equity	$666,671	$672,630

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2001 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
	(in thousands, except share amounts)
REVENUES:
Mortgage interest income	$ 11,078	$ 5,273	$ 24,966	$ 19,847
Rental income	12,313	10,991	36,420	33,278
Investment income	2,311	1,519	5,112	3,883
Facility operating revenue	22,118	15,975	65,588	42,757
	47,820	33,758	132,086	99,765
EXPENSES:
Interest	4,152	4,783	12,980	15,542
Depreciation of real estate	4,021	3,568	11,969	10,204
Amortization of loan costs	44	391	610	918
Legal expense	198	177	500	1,184
Franchise and excise tax	128	145	363	192
General and administrative	735	875	1,525	2,572
Loan, realty & security impairments and losses	5,000	10,438	9,500	32,988
Facility operating expense	21,654	16,563	64,469	41,986
	35,932	36,940	101,916	105,586

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,888	(3,182)	30,170	(5,821)

Discontinued Operations
Operating income - discontinued operations	86	208	524	468
Net gain on sales of real estate	1,296	---	4,985	---
	1,382	208	5,509	468

NET INCOME (LOSS)	13,270	(2,974)	35,679	(5,353)

DIVIDENDS TO PREFERRED STOCKHOLDERS	397	487	1,192	1,462

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ 12,873	$ (3,461)	$ 34,487	$ (6,815)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$ .48	$ (.14)	$ 1.31	$ (.28)
Diluted	$ .48	$ (.14)	$ 1.29	$ (.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,609,104	24,392,450	26,387,251	24,392,257
Diluted	26,924,608	24,405,503	26,921,074	24,396,608

Common dividends per share declared	$ .35	$ ---	$ 1.05	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 35,679	$ (5,353)
Depreciation of real estate	12,229	10,598
Provision for loan, realty and security impairments and losses	9,500	26,550
Gain on sales of real estate	(4,985)	---
Amortization of loan costs	610	918
Unrealized losses on marketable securities	---	6,438
Realized loss on sale of marketable securities	---	1,922
Amortization of bond discount	(476)	(888)
Amortization of deferred income	(833)	(1,037)
Interest on debenture conversions	34	---
(Increase) decrease in accounts receivable	236	(796)
(Increase) decrease in other assets	(1,966)	1,121
Increase (decrease) in accounts payable and accrued liabilities	(4,054)	1,616
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,974	41,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of mortgage notes receivable	25,890	30,629
Acquisition of property and equipment, net	(2,721)	(1,573)
Sale of property and equipment, net	13,107	---
Decrease in marketable securities, net	659	11,454
NET CASH PROVIDED BY INVESTING ACTIVITIES	36,935	40,510

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	---	4,630
Principal payments on debt	(1,781)	(2,577)
Principal payments on credit facilities	---	(72,352)
Redemption of subordinated convertible debentures	(5,270)	(37,790)
Sale of common stock	301	---
Dividends paid to shareholders	(31,390)	(1,462)
Repurchase of common stock	---	(1,645)
NET CASH USED IN FINANCING ACTIVITIES	(38,140)	(111,196)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,769	(29,597)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,603	47,249
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 58,372	$ 17,652

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Nine Months Ended
September 30
	2002	2001
(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 12,024	$ 16,873

During the nine months ended September 30, 2002 and 2001, $4,127,000 and
$255,000, respectively, of Senior Subordinated Convertible Debentures were converted into 589,536 and 36,425 shares, respectively, of NHI's common stock:
Senior subordinated convertible debentures	$ (4,127)	$ (255)
Financing costs	$ 25	$ 2
Accrued interest	$ (34)	$ (2)
Common stock	$ 6	$ ---
Capital in excess of par	$ 4,130	$ 255

During the nine months ended September 30, 2002, NHI acquired notes receivable in exchange for NHI's rights to marketable securities:
Other notes receivable	$ (5,818)	$ ---
Marketable securities	$ 5,818	$ ---

During the nine months ended September 30, 2002 and 2001, NHI acquired property in exchange for its rights under mortgage notes receivable:
Mortgage notes receivable	$ 2,173	$ 19,691
Land	$ ---	$ (1,188)
Buildings and improvements	$ (2,173)	$ (18,503)

During the nine months ended September 30, 2001, NHI acquired property in exchange for debt:
Debt	$ ---	$ 44,689
Land	$ ---	$ (1,980)
Buildings and improvements	$ ---	$ (42,709)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands, except share amounts)

										Unrealized	Total
	Cumulative Convertible Preferred Stock						Capital in			Gains	Stock-
	Shares	Amount	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(losses) on	holders'
	at $25 per Share		at $12 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
BALANCE AT 12/31/01	747,994	$ 18,700	---	$ ---	26,004,318	$260	$435,399	$427,826	$(477,890)	$ (6,502)	$397,793
Net income	---	---	---	---	---	---	---	35,679	---	---	35,679
Unrealized gains on securities	---	---	---	---	---	---	---	---	---	1,446	1,446
Total Comprehensive Income											37,125
Shares sold	---	---	---	---	30,000	---	301	---	---	---	301
Shares issued in conversion of
convertible debentures to
common stock	---	---	---	---	589,536	6	4,129	---	---	---	4,135
Dividends to common stock-
holders	---	---	---	---	---	---	---	---	(27,814)	---	(27,814)
Dividends to preferred
stockholders	---	---	---	---	---	---	---	---	(1,192)	---	(1,192)
BALANCE AT 9/30/02	747,994	$ 18,700	---	$ ---	26,623,854	$266	$439,829	$463,505	$(506,896)	$ (5,056)	$410,348

BALANCE AT 12/31/00	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$427,889	$(464,307)	$(14,377)	$397,409
Net loss	---	---	---	---	---	---	---	(5,353)	---	---	(5,353)
Unrealized gains on securities	---	---	---	---	---	---	---	---	---	6,627	6,627
Total Comprehensive Income											1,274
Common shares repurchased	---	---	---	---	(142,000)	(1)	(1,644)	---	---	---	(1,645)
Shares issued in conversion of
convertible debentures to
common stock	---	---	---	---	36,425	---	255	---	---	---	255
Dividends to preferred
stockholders	---	---	---	---	---	---	---	---	(1,462)	---	(1,462)
BALANCE AT 9/30/01	747,994	$ 18,700	250,000	$ 3,000	24,286,582	$243	$424,871	$422,536	$(465,769)	$ (7,750)	$395,831

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

Note 2. DISCONTINUED OPERATIONS

During the nine months ended September 30, 2002, we sold two medical office buildings and a long term care center, resulting in a $4,985,000 net gain on the sales of these facilities. We have reclassified the operations and the net gain on the sales of these facilities as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". We have also reclassed the 2001 unaudited financial statements presented for comparative purposes and are continuing to evaluate the materiality and necessity to restate the prior period audited financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
BASIC:
Weighted average common shares	26,609,104	24,392,450	26,387,251	24,392,257

Net income (loss)	$ 13,270,000	$ (2,974,000)	$35,679,000	$(5,353,000)
Dividends paid to preferred stockholders	(397,000)	(487,000)	(1,192,000)	(1,462,000)
Net income (loss) applicable to common stockholders	$ 12,873,000	$(3,461,000)	$34,487,000	$(6,815,000)

Net income (loss) per common share - basic	$ .48	$ (.14)	$ 1.31	$ (.28)

DILUTED:
Weighted average common shares	26,609,104	24,392,450	26,387,251	24,392,257
Stock options	11,468	13,053	15,677	4,351
Convertible subordinated debentures	304,036	---	518,146	---
Average common shares outstanding	26,924,608	24,405,503	26,921,074	24,396,608

Net income (loss)	$ 13,270,000	$(2,974,000)	$35,679,000	$(5,353,000)
Dividends paid to preferred stockholders	(397,000)	(487,000)	(1,192,000)	(1,462,000)
Interest expense on convertible subordinated debentures	51,000	---	255,000	---
Net income (loss) - diluted	$ 12,924,000	$(3,461,000)	$34,742,000	$(6,815,000)

Net income (loss) per common share - diluted	$ .48	$ (. 14)	$ 1.29	$ (.28)

Incremental Shares Excluded Since Anti-dilutive:
Convertible subordinated debentures	1,378,699	4,353,076	459,566	4,363,201
Cumulative convertible preferred stock	676,918	926,918	255,639	926,918
Stock options	60,000	360,074	60,000	360,074

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the above incremental shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2002, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

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

Proceeds from the sale of a portion of investments in ALC convertible debentures to an employee of our investment advisor, National HealthCare Corporation ("NHC") during the nine months ended September 30, 2002 included a note receivable of $5,818,000 after a payment of $650,000 received in 2001. No gain nor loss was realized on this sale during the nine months ended September 30, 2002. Our collateral on the note consists of the underlying securities. As a result, the note receivable is subject to a risk of accounting loss if the underlying value of the collateral declines below the carrying value of the note receivable. The note is a non-recourse promissory note which bears interest at a variable rate (LIBOR plus .5% at September 30, 2002) and provides for periodic escalation of the rate. The note matures June 30, 2012.

The carrying value but not the face amount of the ALC debentures owned by us was reduced by $659,000 related to a securities litigation settlement during the nine months ended September 30, 2002.

Other than ALC debentures discussed above, there were no proceeds from the sale of marketable securities during the nine months ended September 30, 2002. Proceeds from the sale of investments in available for sale securities during the nine months ended September 30, 2001 were $12,833,000. Gross investment losses of $1,922,000 were realized on these sales during the nine months ended September 30, 2001.

Note 5. COMMITMENTS, CONTINGENCIES AND GUARANTEES:

At September 30, 2002, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects of which approximately $523,000 would be eligible for funding within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term care center, and one assisted living facility, all at rates ranging from 10.0% to 10.5%. We have recorded deferred income for commitment fees related to these loans where applicable.

We have also guaranteed bank loans in the amount of $457,000 to key employees of our investment advisor and directors. They used these loans to exercise stock options on our stock. The guaranteed loans, which are renewable annually by the key employee and are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding. Our guarantees will not be renewed on any loans made to key employees who are "executive officers" of either our company or of our investment advisor.

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

Note 6. PERFORMING AND NON-PERFORMING LOANS/LEASES AND FORECLOSURE PROPERTIES/LEASE TERMINATIONS:

Performing and Non-Performing Loans and Leases

Integrated Health Services, Inc. ("IHS") Loan Participation - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. We lease the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, we recorded a $3,000,000 write-down of our note receivable. We believe that the carrying amount of our net investment in these properties of approximately $19,100,000 at September 30, 2002, after the $3,000,000 write-down, is realizable.

IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas, and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, which was confirmed on January 28, 2002, requires the debtor to reaffirm the original debt and capitalized interest and commence monthly payments on April 10, 2002, which it did. However, in October of 2002 the debtor made no payment. We applied $1.6 million of interest payments we received in the third quarter of 2002 against our loan balance. Our net receivable balance at September 30, 2002, after the above writedowns and principal reductions, is $29,896,000, which amount we believe is realizable.

Two New Jersey Centers- We loaned approximately $18,373,000 to the owners of two New Jersey facilities opened in early 2000. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units nor their full complement of beds. The facilities are operating at a negative net operating income and have recently changed their management company. These facilities have not made loan payments since July 2001. We have the limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, we recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors, both of which are currently pending. On November 6, 2002, the borrowers filed for reorganization under Chapter 11 of the bankruptcy code. After the above writedowns, management believes the collateral supports the carrying amount of $13,069,000 of this loan at September 30, 2002.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a two year old 110 unit assisted living facility in Charlotte, North Carolina. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. Management believes the current carrying amount of the real estate is realizable. In June 2002, the owner and corporate guarantor agreed to and in fact did: surrender possession, provide a deed in lieu of foreclosure to us, bring back taxes current, pay $1,016,000 toward the debt and deed to us an unimproved parcel of land in another state. In turn, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosure real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we will experience reduced revenue in 2002 compared to 2001.

American Medical Associates, Inc. ("AMA") - An approximate $13,646,000 first mortgage loan to AMA is secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Payments to NHI are current on two facilities but only the base interest is current on the third facility. As a result, interest on these loans is being charged at the default rate of interest. Since the borrower is not paying interest at the default rate, only interest that is received is being booked as revenue. The facilities' operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $12,116,000 at September 30, 2002, after the above writedown, is supported by the value of the collateral.

Ashton Woods - We hold 75% or $4,136,000 of a $5,515,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation. This loan matured in January 2002 and was extended through January 2003. Additionally, the facility had a ban on new admissions during 2001 which negatively impacted operating results during 2001. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $1,000,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $3,136,000 at September 30, 2002, after the above writedown, is supported by the value of the collateral.

Midwest Nursing Home Investors, Inc. (Midwest) - An approximately $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by an affiliate of Centennial HealthCare Corporation. Although all payments to NHI are current, payments are consistently made after the due date. Additionally, the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value in the second quarter of 2002. Management believes that the remaining carrying value amount of $6,637,000 at September 30, 2002, after the above writedown, is supported by the value of the collateral.

Allgood HealthCare, Inc. - We have two loans secured by properties which are operated by this entity. The first loan, with a balance of approximately $14,716,000, is secured by first mortgages on four nursing homes which are owned by an employee stock ownership trust. The second loan, secured by a first mortgage on a Tucker, Georgia based nursing home, has an outstanding balance of approximately $7,100,000. Both of these loans secured by the five nursing homes are guaranteed by the estates of the principals of the operator. The estate of one of the guarantors is arguing that the signature of one of the guarantors is a forgery. The guarantors died unexpectedly in August of 2002 of which time the remaining management team assumed operational control. In addition to certain technical defaults, the borrower failed to maintain a $300,000 letter of credit as required in the loan documents and failed to make the required debt service payments during the third quarter of 2002. Accordingly, the loan has been declared in default and the principal amount due has been accelerated. Additionally, lawsuits have been filed against the personal guarantors. As a result of these events, the borrowers have threatened to file bankruptcy. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in the third quarter of 2002. Management believes that the remaining carrying amount of $16,716,000 at September 30, 2002, after the above writedown, is supported by the value of the collateral.

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

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. This facility (Highline Care Center in Seattle, Washington) was sold in June 2002 for net proceeds of $882,000. The resulting loss on the sale of $98,000 has been reflected in the net gain on sales of real estate within the discontinued operations caption of the September 30, 2002 consolidated statements of income. Although we have retained a local broker to sell the remaining three properties, a satisfactory offer has yet to be received. Based on our impairment analysis, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of the remaining three properties at September 30, 2002 of $7,364,000, after the above writedowns, is realizable.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure, recorded at approximately $41,800,000, on three nursing homes and one retirement center in New Hampshire and four licensed nursing homes in Massachusetts. We retained an operating subsidiary of NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and other criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. Management believes that the carrying amount of these properties at September 30, 2002 of $32,846,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC also has been engaged to manage these facilities. During 2001, prior to finalizing actual foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at September 30, 2002 of $20,402,000, after the $4,000,000 writedown, is realizable. All nine properties are now owned by us as a result of foreclosure proceedings.

Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on their rent payment and NHI immediately terminated the leases and arranged for new lessees. The new lessees took possession of the centers during the late spring and summer of 2001. We have filed suit for damages against Alterra. Under the terms of the new leases, NHI experienced reduced rental income in 2001 and anticipates continued reduced rental income over 2002. Partial payments for all but two centers resumed April 1, 2002. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at September 30, 2002 of $32,830,000, after the writedown, is realizable.

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

At September 30, 2002, the net carrying value of the 1993 REMIC is $30,020,000. Prior to 2002, we received $1,556,000 of interest payments from the master servicer of the 1993 REMIC that was not recorded as interest income during those periods because of a potential repayment obligation to the servicer of the 1993 REMIC. However, in May 2002, Mariner Health Care (one of the borrowers within the 1993 REMIC) reached a settlement with the servicer of the 1993 REMIC, made payments missed in prior periods, and began making principal and interest payments in June 2002. As a result, NHI's repayment obligation was reduced by $1,556,000, resulting in the recognition of $1,556,000 of interest income and leaving no repayment obligation related to the 1993 REMIC at September 30, 2002.

1995 REMIC - At September 30, 2002, the net carrying value of the 1995 REMIC is $6,3476,000. Prior to 2002, we received $3,000,000 of interest payments from the servicer of the 1995 REMIC that has not been recorded as interest income during those periods because of a repayment obligation to the servicer of the 1995 REMIC. During the nine months ended September 30, 2002, we received $839,000 of additional payments from the servicer of the 1995 REMIC that has not been recorded as interest income and reversed a reserve for advances of $2,671,000 resulting in income recorded of $1,832,000 related to repayment obligations of the 1995 REMIC. As of September 30, 2002, we have a repayment obligation remaining of $1,169,000 to the servicer of the 1995 REMIC.

Quarterly, we monitor the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of September 30, 2002.

Note 8: DEBT AND RELATED GUARANTEES

We had certain letters of credit on $10,835,000 of outstanding tax exempt mortgage notes that matured during 2001. As a result, we purchased at face value all of the outstanding first mortgage tax exempt bonds and notes that were secured by the letters of credit. In regard to our investment in and liability under these first mortgage bonds, we have a legal right of offset. Therefore, the first mortgage bonds purchased offset NHI's debt obligations in the consolidated balance sheet.

At September 30, 2002, we are not subject to cross-default provisions with other debt of NHC, National Health Realty, Inc. ("NHR") and National Health Corporation.

In regard to debt financed through the ESOP, the note holders have released us from our previous guarantee of debt recorded on the financial statements of NHC and NHR. This debt is no longer cross defaulted with obligations of NHC, NHR or National Health Corporation. As of September 30, 2002, we do remain primarily obligated on $16,040,000 of debt financed through the ESOP. This $16,040,000 of debt is recorded as a liability on our consolidated financial statements.

Note 9: ADVISORY AGREEMENT

We have entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to us by NHC. As Advisor, NHC is subject to the supervision of and policies established by NHI's Board of Directors.

The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term, but terminable on 90 days notice, and we may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, NHC is entitled to annual compensation in a base amount of $1,625,000, payable in monthly installments of $135,417. The full fee, although earned, will be prorated to the extent that funds from operations ("FFO") is less than $2.00 per share. Under the Advisory Agreement, the Company reimburses NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in FFO per common share excluding writeoffs (as defined in the Advisory Agreement).

For its services under the Advisory Agreement, NHC is entitled to annual compensation of $2,469,000 in 2001, $2,609,000 in 2000 and $2,779,000 in 1999. The annual compensation is reduced by any compensation paid by NHI to its executive officers, if any, and may be deferred under certain circumstances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 2002, we had interests in owned real estate and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $595.7 million. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2002. Instead, we are monitoring and improving our existing properties, and conserving cash and marketable securities to enable us to pay certain subordinated convertible debentures that mature in February 2004.

As of September 30, 2002, our investments were diversified in 183 health care facilities located in 23 states consisting of 135 long-term care facilities, one acute care hospital, five medical office buildings, 18 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $184.8 million aggregate principal amount of loans to 23 borrowers, $307.8 million of purchase leaseback transactions with eight lessees and $36.4 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 183 facilities, 39 are leased to National HealthCare Corporation ("NHC"). NHC also manages 20 of our foreclosure properties. NHC is also our investment advisor. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 11.33% of total invested assets on September 30, 2002.

At September 30, 2002, 53.45% of the total invested assets of the health care facilities were operated by public operators, 37.62% by regional operators, and 8.92% by small operators.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following critical accounting policies fit this definition:

1) Valuations and impairments to our investments - Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement have been imposed effective October 1, 2002. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing for our lessees and mortgagees. Based on events occurring during each of the last three years and the current year, we determined that impairment of certain of our investments had occurred.

Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying amount of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

Liquidity and Capital Resources

Sources and Uses of Funds

We generated net cash from operating activities during the first nine months of 2002 totaling $46.0 million compared to $41.1 million in the prior period. The primary reason for this period's change was due to an increase in net income, offset partially by a reduction in the provision for loan, realty, and security losses and by a gain on sale of real estate. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and working capital changes.

Net cash provided by investing activities during the first nine months of 2002 totaled $36.9 million compared to $40.5 million in the prior period. Cash flows provided by investing activities during the first nine months of 2002 included collections on mortgage notes receivable of $25.9 million compared to $30.6 million for the prior period. The $25.9 million collections on mortgage notes receivable during the first nine months of 2002 includes mortgage prepayments of $20.4 million for the Capital Medical Office Building in Olympia, Washington, Brookside Inn in Castle Rock, Colorado and five properties in Missouri owned by Overcash, Goodman & Gandy, LLC. Marketable securities decreased $.7 million during the first nine months of 2002, compared to a decrease of $11.5 million for the prior period. The first nine months of 2002 included $13.1 million proceeds from the disposition of property and equipment. Real estate sold was the Pioneer Valley Medical Office Building in Salt Lake City, Utah, the Highline Care Center in Seattle, Washington, and the Scott Hospital Medical Office Building in Georgetown, Kentucky.

Cash flows used in investing activities during the first nine months of 2002 included acquisition of real estate properties of $2.7 million. Cash flows used in investing activities in the prior period included investment in real estate properties of $1.6 million.

Net cash used in financing activities during the first nine months of 2002 totaled $38.1 million compared to $111.2 million in the prior period. Cash flows used in financing activities for the first nine months of 2002 included payments of convertible debentures of $5.3 million, principal payments on debt of $1.8 million and dividends paid to common and preferred stockholders of $31.4 million. This compares to prior period activity of payments of convertible debentures of $37.8 million, $2.6 million of principal payments on long term debt, repayment of credit facilities of $72.4 million and dividends paid to preferred stockholders of $1.5 million.

Cash flows provided by financing activities during the first nine months of 2002 included $.3 million from the sale of common stock.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ended December 31, 2002 and thereafter. NHI declared a dividend of 35 cents per common share to shareholders of record on March 28, 2002 payable on May 10, 2002; a dividend of 35 cents per common share to shareholders of record on June 27, 2002, payable on August 14, 2002; and a dividend of 35 cents per common share to shareholders of record on September 30, 2002, payable on November 10, 2002.

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

Commitments

At September 30, 2002, we were committed, subject to due diligence and financial performance goals, to fund approximately $.7 million in health care real estate projects, of which $.5 million is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, and one assisted living facility all at rates ranging from 10.0% to 10.5%.

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

In regard to debt financed through the ESOP, the note holders have released us from our previous guarantee of debt recorded on the financial statements of NHC and NHR. This debt is no longer cross defaulted with obligations of NHC, NHR or National Health Corporation. As of September 30, 2002, we do remain primarily obligated on $16,040,000 of debt financed through the ESOP. This $16,040,000 of debt is recorded as a liability on our consolidated financial statements.

Liquidity Demands and Capital Raising Alternatives

NHI faced significant liquidity demands resulting from short term principal repayments required by our senior secured bank credit facility during 2000 and 2001. The bank credit facility was paid in full and ahead of schedule in 2001.

In order to address the maturity of $37.8 million of subordinated convertible debentures that matured on January 2, 2001, we issued $20.0 million of senior subordinated convertible debentures on December 29, 2000, a portion of the proceeds of which, along with cash from operations, were used to retire that indebtedness. By September 30, 2002 only $2,025,000 of these senior subordinated debentures remain outstanding, the balance having converted into common stock.

We declared a fourth quarter dividend of $.45 per share payable on January 28, 2002. We believe this satisfies our REIT distribution requirements for 2001. We expect to resume paying regular quarterly dividends; thus, we declared a dividend of $.35 per common share to shareholders of record on March 28, 2002 payable May 10, 2002; a dividend of $.35 per common share to shareholders of record on June 27, 2002, payable on August 14, 2002; a dividend of $.35 per common share to shareholders of record on September 30, 2002, payable on November 10, 2002.

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

Performing and Non-Performing Loans and Leases

Integrated Health Services, Inc. ("IHS") Loan Participation - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. NHI recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. We lease the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and services our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, we recorded a $3,000,000 write-down of its note receivable. We believe that the carrying amount of our net investment in these properties of approximately $19,100,000 at September 30, 2002, after the $3,000,000 write-down, is realizable.

IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas, and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, which was confirmed on January 28, 2002, requires the debtor to reaffirm the original debt and capitalized interest and commence monthly payments on April 10, 2002, which it did. However, in October of 2002, the debtor made no payment. We applied $1.6 million of interest payments we received in the third quarter of 2002 against our loan balance. Our net receivable balance at September 30, 2002, after the above writedowns and principal reductions, is $29,896,000, which amount management believes is realizable.

Two New Jersey Centers- We loaned approximately $18,373,000 to the owners of two New Jersey facilities opened in early 2000. Each facility has 120 skilled nursing beds and 30 assisted living units. Neither facility has received a license to operate the assisted living units nor their full complement of beds. The facilities are operating at a negative net operating income and have recently changed their management company. These facilities have not made loan payments since July 2001. NHI has the limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, NHI recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, NHI filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors, both of which are currently pending. After the above writedowns, management believes the collateral supports the carrying amount of $13,069,000 of this loan at September 30, 2002.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a two year old 110 unit assisted living facility in Charlotte, North Carolina. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. Management believes the current carrying amount of the real estate is realizable. In June 2002, the owner and corporate guarantor agreed to and in fact did: surrender possession, provide a deed in lieu of foreclosure to us, bring back taxes current, pay $1,016,000 toward the debt and deed to us an unimproved parcel of land in another state. In turn, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosure real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we will experience reduced revenue in 2002 compared to 2001.

American Medical Associates, Inc. ("AMA") - An approximate $13,646,000 first mortgage loan to AMA is secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Although all payments to NHI are current, the facilities' operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $12,116,000 at September 30, 2002, after the above writedown, is supported by the value of the collateral.

Ashton Woods - We hold 75% or $4,136,000 of a $5,515,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation. This loan matured in January 2002 and was extended through January 2003. Additionally, the facility had a ban on new admissions during 2001 which negatively impacted operating results during 2001. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $1,000,000 writedown of this mortgage loan value in the first quarter of 2002. Management believes that the remaining carrying amount of $3,136,000 at September 30,2002, after the above writedown, is supported by the value of the collateral.

Midwest Nursing Home Investors, Inc. (Midwest) - An approximately $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by an affiliate of Centennial HealthCare Corporation. Although all payments to NHI are current, payments are consistently made after the due date. Additionally, the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value in the second quarter of 2002. Management believes that the remaining carrying value amount of $6,637,000 at September 30, 2002, after the above writedown, is supported by the value of the collateral.

Allgood HealthCare, Inc. - We have two loans secured by properties which are operated by this entity. The first loan, with a balance of approximately $14,716,000 is secured by first mortgages on four nursing homes which are owned by an employee stock ownership trust. The second loan, secured by a first mortgage on a Tucker, Georgia based nursing home, has an outstanding balance of approximately $7,100,000. Both of these loans secured by the five nursing homes are guaranteed by the estates of the principals of the operator. The estate of one of the guarantors is arguing that the signature of one of the guarantors is a forgery. The guarantors died unexpectedly in August of 2002 of which time the remaining management team assumed operational control. In addition to certain technical defaults, the borrower failed to maintain a $300,000 letter of credit as required in the loan documents and failed to make the required debt service payments during the third quarter of 2002. Accordingly, the loan has been declared in default and the principal amount due has been accelerated. Additionally, lawsuits have been filed against the personal guarantors. As a result of these events, the borrowers have threatened to file bankruptcy. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in the third quarter of 2002. Management believes that the remaining carrying amount of $16,716,000 at September 30, 2002, after the above writedown, is supported by the value of the collateral.

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

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities has been transferred to a subsidiary of NHC. In December 2000, one of the four facilities was closed. This facility (Highline Care Center in Seattle, Washington) was sold in June 2002 for net proceeds of $882,000. The resulting loss on the sale of $98,000 has been reflected in the net gain on sales of real estate within the discontinued operations caption of the September 30, 2002 consolidated statements of income. Although we have retained a local broker to sell the remaining three properties, a satisfactory offer has yet to be received. Based on our impairment analysis, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of the remaining three properties at September 30, 2002 of $7,364,000, after the above writedowns, is realizable.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure, recorded at approximately $41,800,000, on three nursing homes and one retirement center in New Hampshire and four licensed nursing homes in Massachusetts. We retained an operating subsidiary of NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and other criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. Management believes that the carrying amount of these properties at September 30, 2002 of $32,846,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC also has been engaged to manage these facilities. During 2001, prior to finalizing actual foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at September 30, 2002 of $20,402,000, after the $4,000,000 writedown, is realizable. All nine properties are now owned by us as a result of foreclosure proceedings.

Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on their rent payment and NHI immediately terminated the leases and arranged for new lessees. The new lessees took possession of the centers during the late spring and summer of 2001. We have filed suit for damages against Alterra. Under the terms of the new leases, NHI experienced reduced rental income in 2001 and anticipates continued reduced rental income over 2002. Partial payments for all but two centers resumed April 1, 2002. Based on reduced rental payments that have been and are expected to be received on these properties, and in accordance with SFAS 121, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at September 30, 2002 of $32,830,000, after the writedown, is realizable.

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

1993 REMIC - During 2000, we were informed by the servicer of the 1993 REMIC that Mariner Health Care (one of the borrowers within the 1993 REMIC) had declared bankruptcy and was not making the required debt service payments. As a result, we wrote off $2,246,000 of the 1993 REMIC value. At September 30, 2002, the net carrying value of the 1993 REMIC is $30,020,000. Prior to 2002, we received $1,556,000 of interest payments from the servicer of the 1993 REMIC that was not recorded as interest income during those periods because of a potential repayment obligation to the servicer of the 1993 REMIC. However, in May 2002, Mariner Health Care (one of the borrowers within the 1993 REMIC) reached a settlement with the servicer of the 1993 REMIC, made payments missed in prior periods, and began making principal and interest payments in June 2002. As a result, NHI's repayment obligation was reduced by $1,556,000, resulting in the recognition of $1,556,000 of interest income and leaving no repayment obligation related to the 1993 REMIC at September 30, 2002.

1995 REMIC - At September 30, 2002, the net carrying value of the 1995 REMIC is $6,3476,000. Prior to 2002, we received $3,000,000 of interest payments from the servicer of the 1995 REMIC that has not been recorded as interest income during those periods because of a repayment obligation to the servicer of the 1995 REMIC. During the nine months ended September 30, 2002, we received $839,000 of additional payments from the servicer of the 1995 REMIC that has not been recorded as interest income and reversed a reserve for advances of $2,671,000 resulting in income recorded of $1,832,000 related to repayment obligations of the 1995 REMIC. As of September 30, 2002, we have a repayment obligation remaining of $1,169,000 to the servicer of the 1995 REMIC.

Quarterly, we monitor the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of September 30, 2002.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net income for the three months ended September 30, 2002 is $13.3 million versus a net loss of $3.0 million for the same period in 2001. Earnings per common share increased $.62 in the 2002 period to $.48 from a loss of $.14 in the 2001 period. Included in net income for the three months ended September 30, 2002 is a gain on sale of real estate of $1.3 million or $.05 per share.

Total revenues for three months ended September 30, 2002 increased $14.1 million or 41.7% to $47.8 million from $33.8 million for the three months ended September 30, 2002. Revenues from mortgage interest income increased $5.8 million, or 110.1%, when compared to the same period in 2001. Revenues from rental income increased $1.3 million, or 12.0% in 2002 as compared to 2001. Revenues from investment interest and other income increased $.8 million or 52.1% in 2002 as compared to 2001. Facility operating revenue increased $6.1 million or 38.5% in 2002 compared to 2001.

The increase in mortgage interest income is due to the recognition of interest income related to the 1993 and 1995 REMICs totaling approximately $3.0 million, prepayment fees related to loans paid off totaling $.6 million, and collection of previously unpaid interest on Morningside of $2.2 million. Offsetting the increase are reductions in mortgage interest income due to the discontinuation of interest income recognition on two New Jersey facilities, Allgood-Meadowbrook, and Manor House of Charlotte loans, as discussed previously, and the conversion of loans to realty in July 2001 related to the Kansas and Missouri properties discussed above. The interest income recognized on the 1993 and 1995 REMICs was triggered by payments from the REMIC borrowers to the servicer and corresponding reduction in the obligation of the Company to repay prior advances. During 2001, NHI collected $31.7 million of principal on mortgage loans. During 2001 and 2002, NHI foreclosed on one mortgage loan which resulted in the acquisition of nine long-term health care centers in Kansas and Missouri. These centers had been in our possession and under our control since July of 2001.

The increase in rental income resulted primarily from rent from Integrated Health Services, Inc. facilities which commenced September 1, 2001.

Investment income for the three months ended September 30, 2002 increased primarily due to amortization of bond discount on securities, previously unrecorded interest earned on securities, and gain on retirement of debentures.

The increase in facility operating revenues is due primarily to our taking possession and operating nine long-term health care centers in Kansas and Missouri during July 2001.

Total expenses for the three months ended September 30, 2002 decreased $1.0 million or 2.7% to $35.9 million in 2002 from $36.9 million for 2001. Interest expense decreased $.6 million or 13.2% in 2002 as compared to 2001. Depreciation of real estate increased $.5 million or 12.7%. Facility operating expense increased by $5.1 million or 30.7% in 2002 compared to 2001.

Interest expense for the three months ended September 30, 2002 decreased due to the payment of credit facilities of $83.0 million in 2001 and conversion of debentures of $18.0 million in 2002 and 2001.

Depreciation of real estate for the three months ended September 30, 2002 increased primarily because of the Company placing newly constructed assets in service, property acquisitions and the obtaining of operational control of nine long-term health care centers in Kansas and Missouri in July 2001. This increase was partially offset by the effect of sales of real estate in 2002.

Loan, realty and security losses for the three months ended September 30, 2002 were $5.0 million compared to $10.4 million for the same period in 2001. These loan losses were attributable to non-performing loans as discussed earlier. Unrealized losses on marketable securities were $6.4 million for the three months ended September 30, 2001.

The increase in facility operating expense is due to the obtaining of operational control of nine long-term health care centers in Kansas and Missouri in July 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net income for the nine months ended September 30, 2002 is $35.7 million versus a net loss of $5.4 million for the same period in 2001. Earnings per common share increased $1.59 in the 2002 period to $1.31 from a loss of $.28 in the 2001 period.

Total revenues for nine months ended September 30, 2002 increased $32.3 million or 32.4% to $132.1 million from $99.8 million for the nine months ended September 30, 2001. Revenues from mortgage interest income increased $5.1 million, or 25.8%, when compared to the same period in 2001. Revenues from rental income increased $3.1 million, or 9.4% in 2002 as compared to 2001. Revenues from investment interest and other income increased $1.2 million or 31.6% compared to 2001. Facility operating revenue increased $22.8 million or 53.4% in 2002 compared to 2001.

The increase in mortgage interest income is due to the recognition of interest income related to the 1993 and 1995 REMICs totaling approximately $4.7 million, prepayment fees related to loans paid off totaling $.6 million, and collection of previously unpaid interest on Morningside of $2.2 million. Offsetting the increase are reductions in mortgage interest income due to the discontinuation of interest income recognition on two New Jersey facilities, Allgood-Meadowbrook, and Manor House of Charlotte loans as discussed previously and the conversion of loans to realty in July 2001 related to the Kansas and Missouri properties discussed above. The interest income recognized on the 1993 and 1995 REMICs was triggered by payments from the REMIC borrowers to the servicer and corresponding reduction in the obligation of the Company to repay prior advances. During 2001, NHI collected $31.7 million of principal on mortgage loans. During 2001 and 2002, NHI foreclosed on one mortgage loan which resulted in the acquisition of nine long-term health care centers in Kansas and Missouri.

The increase in rental income resulted primarily from rent from Integrated Health Services, Inc. facilities which commenced effective September 1, 2001.

The $1.2 million increase in investment income for the nine months ended September 30, 2002 would have been a $.7 million decrease but for the effect of a 2001 $1.9 million loss on the sale of marketable securities during the first and second quarter. The $1.9 million realized loss reduces investment income for the nine months ended September 30, 2001.

The $.7 million decrease in investment income is due primarily to the discontinuation of interest income recognition on the Assisted Living Concepts ("ALC") securities as a result of ALC filing for bankruptcy in 2001 and the new debt and equity securities held by NHI post bankruptcy. See Note 4. This decrease is partially offset by income related to amortization of bond discount on securities, previously unrecorded interest earned on securities and gain on retirement of debentures.

The increase in facility operating revenues is due primarily to the assumption of operational control of nine long-term health care centers in Kansas and Missouri during July 2001.

Total expenses for the nine months ended September 30, 2002 decreased $3.7 million or 3.5% to $101.9 million from $105.6 million for 2001. Interest expense decreased $2.6 million or 16.5% in 2002 as compared to 2001. Depreciation of real estate increased $1.8 million or 17.3%. General and administrative costs decreased $1.0 million or 40.7%. Facility operating expense increased by $22.5 million or 53.6% in 2002 compared to 2001.

Interest expense for the nine months ended September 30, 2002 decreased due to the payment of credit facilities of $83.0 million in 2001 and conversion of debentures of $18.0 million in 2002 and 2001.

Depreciation of real estate for the nine months ended September 30, 2002 increased primarily because of the Company placing newly constructed assets in service, property acquisitions and the assumption of operational control of nine long-term health care centers in Kansas and Missouri in July 2001. This increase was partially offset by the effect of sales of real estate in 2002, as discussed earlier.

General and administrative costs decreased $1.0 million due primarily to an advisory fee reduction of $.7 million in the nine months ended September 30, 2002.

Loan, realty and security impairments and losses for the nine months ended September 30, 2002 were $9.5 million compared to $33.0 million for the same period in 2001. These loan losses were attributable to non-performing loans as discussed earlier. Unrealized losses on marketable securities were $6.4 million for the nine months ended September 30, 2001.

The increase in facility operating expense is due to the assumption of operational control of nine long-term health care centers in Kansas and Missouri in July 2001, which are now titled to us by virtue of foreclosure sales in late 2001 and early 2002.

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

The following table reconciles net income applicable to common stockholders to funds from operations applicable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001

Net income (loss) applicable to common stockholders	$ 12,873,000	$(3,461,000)	$34,487,000	$(6,815,000)
Real estate depreciation	4,021,000	3,907,000	11,969,000	11,066,000
Discontinued operations:
Operating Income - discontinued	(86,000)	(208,000)	(524,000)	(468,000)
Gain on sale of real estate	(1,296,000)	---	(4,985,000)	---
Funds from operations applicable to common stockholders	$15,512,000	$ 238,000	$40,947,000	$ 3,783,000

Dividends paid to preferred stockholders	397,000	---	---	---
Interest on dilutive convertible debentures	51,000	---	255,000	---
Diluted funds from operations applicable to common
stockholders	$15,960,000	$ 238,000	$41,202,000	$ 3,783,000

Basic funds from operations per share	$ .58	$ .01	$ 1.55	$ .16
Diluted funds from operations per share	$ .58	$ .01	$ 1.53	$ .16

Shares for basic funds from operations per share	26,609,104	24,392,450	26,387,251	24,392,257
Shares for diluted funds from operations per share	27,601,526	24,405,503	26,921,074	24,396,608

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

As of September 30, 2002, $134,079,000 of our long-term debt bears interest at fixed interest rates. As of September 30, 2002, $51,221,000 of our convertible subordinated debentures bear interest at fixed rates. Because the majority of the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on our future earnings and cash flows related to these instruments. The remaining $28,604,000 of our long-term debt and $2,025,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on our future earnings and cash flows related to these instruments.

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

Item 4. Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None other than in the normal course of business.

Item 2. Changes in Securities. Not applicable

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of exhibits - none required

(b) Reports on Form 8-K- None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date November 14, 2002	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date November 14, 2002	/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller

CERTIFICATION

I, W. Andrew Adams, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Health Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ W. Andrew Adams
W. Andrew Adams
Chairman and President
Chief Executive Officer

CERTIFICATION

I, Donald K. Daniel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Health Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer