Form 10-K
period 2002-12-31
NATIONAL HEALTH INVESTORS INC
filed 2003-03-12
CIK 877860

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______ to ________
Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Maryland	62-1470956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Vine Street, Suite 1202, Murfreesboro, Tennessee 37130
(Address of principal executive offices)
(Zip Code)

(615) 890-9100
(Company's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each Class	on which registered
Shares of Common Stock	New York Stock Exchange
Shares of Preferred Cumulative Convertible Stock	New York Stock Exchange
Senior Subordinated Convertible Debentures Due 2006 (10%)	New York Stock Exchange
Senior Subordinated Convertible Debentures Due 2004 (7%)	New York Stock Exchange
Convertible Subordinated Debentures Due 2006 (Greater of Prime +	New York Stock Exchange
1% or 9%)
$100,000,000 of 7.30% Notes Due 2007	----------

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

Indicate by check mark whether the registrant is an accelerated filer. Yes X No

The aggregate market value of voting stock held by nonaffiliates of the registrant was $303,792,676 as of February 18, 2003. The number of shares of Common Stock outstanding as of February 18, 2003 was 26,682,994.

PART I

Item 1. Business

General

We are a real estate investment trust ("REIT") which invests in income producing health care properties primarily in the long-term care industry. As of December 31, 2002, we had ownership interests in real estate, mortgage investments and REMIC investments totaling approximately $542 million, and other investments in preferred stock and marketable securities of $54 million, resulting in total invested assets of $596 million. Our mission is to provide current income for distribution to stockholders through investments in health care related businesses and facilities, including long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities". We have funded these investments through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity in the form of common and preferred stock and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of straight debt. We currently have no outstanding bank lines of credit.

Although we intend to augment our mission by acquiring additional properties and making additional mortgage loans nationwide, predominately in the long-term care industry, market conditions make it unlikely that any material new investments in Health Care Facilities will occur during 2003. Instead we are actively engaged in monitoring and improving our existing portfolio.

As a result of recent conditions in the long-term care industry, we currently operate (through a third party manager) 13 long-term health care facilities acquired through foreclosure or in lieu of foreclosure. We are treating these properties as foreclosure properties for federal income tax purposes. With this election, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purposes of the income-source tests that must be satisfied by REITs to maintain their tax status.

As of December 31, 2002, we had approximately $536 million in real estate and mortgage investments in 186 health care facilities located in 23 states consisting of 138 long-term care facilities, one acute care hospital, five medical office buildings, 18 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consist of approximately $195 million aggregate principal amount of loans to 23 borrowers and $304 million of purchase leaseback agreements with ten lessees and $36 million invested in REMIC pass through certificates. Of these 186 facilities, 38 are leased to or operated by National HealthCare Corporation ("NHC"), and four have lease guarantees extended to them by NHC.

At December 31, 2002, we were committed, subject to due diligence and financial performance goals, to fund approximately $.7 million in health care real estate projects of which $.5 million is expected to be funded within the next 12 months. The commitments include investments for one long-term health care center, and one assisted living facility all at rates ranging from 10.0% to 10.5%.

We commenced operations on October 17, 1991 with approximately $121.8 million in net assets obtained when we acquired 40 skilled long-term care facilities, three retirement centers, and four third party first mortgage notes from NHC, successor by merger to National HealthCare L.P. in exchange for 7,306,570 shares of our Common Stock. Concurrently, we assumed mortgage indebtedness and certain other obligations of NHC related to the acquired properties. The 43 properties were then leased to NHC. NHI, in 2000, re-leased four of these properties to third parties, but NHC has remained as a lease guarantor. NHC is a publicly traded corporation which at December 31, 2002 operated or managed 82 long-term care facilities with a total of 10,499 licensed beds. NHC additionally operated 980 assisted care units and 492 independent living apartments. Within its centers are located 188 Alzheimer's beds and 214 sub-acute beds. NHC also operates seven retirement centers with a total of 492 units, 13 freestanding assisted living facilities with a total of 843 units and 32 home health care programs.

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

Types of Health Care Facilities

Long-term care facilities. As of December 31, 2002, we owned and leased 68 licensed long-term care facilities, 35 of which were operated by NHC. Of the 33 remaining licensed long-term care facilities, 20 are leased to other long-term care companies and 13 are owned and operated by us. The 13 long-term care facilities and one additional retirement center were acquired by us through foreclosure or by accepting a deed in lieu of foreclosure. We also had outstanding first mortgage loans and REMIC investments on 70 additional licensed long-term care facilities. All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level. Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

Acute and long term care hospitals. As of December 31, 2002, we owned and leased one acute care hospital. Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation. Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

Medical office buildings. As of December 31, 2002, we owned and leased five medical office buildings. Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients. Each of our owned medical office buildings is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee then leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

Assisted Living Facilities. We own 16 assisted living facilities, four of which are leased to a subsidiary of Marriott International and 12 to state specific operators. We also have first mortgages on three additional assisted living projects. Assisted living unit facilities are free standing facilities or facilities which are attached to long term care facilities or retirement facilities and provide basic room and board functions for the elderly. Some assisted living projects include licensed long term care (nursing home) beds. On-site staff are normally available to assist in minor medical needs on an as needed basis.

Retirement Centers. We own five retirement centers, three of which are leased to NHC, one to Sun Healthcare, and one to ElderTrust and have first mortgages on two others. Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from government programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is normally required for long-term care facilities.

Residences for the developmentally disabled. As of December 31, 2002, we had outstanding first mortgage notes on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six to eight mentally and developmentally disabled persons. These persons obtain custodial care which includes food, lodging, education and transportation services. These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled. Services to the developmentally disabled are primarily paid for by state Medicaid programs.

Nature of Investments

Our investments are typically structured as either purchase leaseback transactions or mortgage loans. We also provide construction loans for facilities for which we have already committed to provide long-term financing or which agree to enter into a lease with us upon completion of the construction. The capitalization rates of our leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9% and 12% per annum. We charge a commitment fee of 1% based on the purchase price of the property of a purchase leaseback or the total principal loan amount of a mortgage loan. In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing. We believe our lease terms, mortgage loan and construction loan terms are competitive in the market place. Except for certain properties, as described under the heading "Borrower Bankruptcy and Other Non-Performing Loans" and "Foreclosure and Other Troubled Properties", all of the operating Health Care Facilities are currently performing under their mortgage loans or leases. Typical characteristics of these transactions are as follows:

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

Construction loans. From time to time, although none are currently outstanding, we also provide construction loans that by their terms convert either into purchase leaseback transactions or mortgage loans upon the completion of the construction of the facility. Generally, when provided, the interest rates on the construction loans range from 9.0% to 11.5%. The term of such construction loans are for a period which commences upon the closing of such loan and terminates upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower's parent, affiliates of the borrower or one or more of the individuals who control the borrower. No such leases are currently outstanding.

Investment in REMIC Certificates - 1993 Transactions - On November 9, 1993, we purchased $34.2 million principal amount of SC Commercial Mortgage Pass-Through Certificates, Series 1993-1 (the Certificates), which qualify as a real estate mortgage investment conduit (REMIC). The Certificates consist of nine classes issued in the aggregate principal amount of $172.9 million. The Certificates represent the entire beneficial ownership interest in a trust fund consisting of a pool of forty-one mortgage loans generally secured by a first lien on a single property that provides long-term care and/or assisted living care. All loans bear a fixed rate of interest, the weighted average of which is 9.308%. The Certificates were purchased in a private placement offering and are not readily marketable or freely tradable.

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

1995 Transactions - On December 28, 1995, we purchased $7,305,000 face amount (purchase price was $6,158,000) of SC Commercial Mortgage Pass Through Certificates, Series 1995-1 (the Certificates) which qualifies as a REMIC. The Certificates consist of ten classes issued in the aggregate principal amount of $140,258,000. The Certificates represent the entire beneficial ownership interest in a trust fund consisting of a pool of 36 first mortgage loans secured by a first lien on 38 properties that provide long term and/or assisted living care. All loans bear a fixed rate of interest the weighted average of which is 10.47%. The Certificates were purchased in a private placement offering and are not readily marketable or freely tradable.

Our investment is in Certificate Class F which are rated "B" by S & P and Fitch. Distributions of interest and principal on the Class F certificates are subordinated to distributions of interest and principal with respect to other classes of the Certificates totaling $132,953,000 in principal amount.

Operating Facilities. We own and operate 13 long-term health care facilities and one retirement center that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure. NHI has engaged subsidiaries of National HealthCare Corporation ("NHC") to manage these foreclosure properties. The operating revenues and expenses of these facilities are recorded in the consolidated statements of income. With certain elections, unqualified income generated by these foreclosure properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

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

In mid 1998, the long term care industry began experiencing Medicare revenue reductions brought about by the enactment of the 1997 Balanced Budget Act ("BBA 97"). Additionally, the assisted living industry experienced slower fill-up rates on new projects and more competition for their mature projects as overbuilding occurred in more and more markets. Stock prices for publicly traded companies declined precipitously and companies announced greatly reduced earnings or even significant losses. By the end of 2000, five of the ten largest public long term care companies were in bankruptcy, only one of which has emerged from bankruptcy by the end of 2002. Beginning in October 2002, additional reductions were made in Medicare reimbursement rates to long-term care centers.

With the operators in such dire financial distress it is not surprising that the health care REIT industry - including the Company - have seen such a reduction in market capitalization to the extent that using publicly sold equity to generate capital is not a realistic option. Additionally, commercial borrowing sources are restricting if not altogether avoiding investments in health care REIT debt issues. Accordingly, we are not currently competing with any healthcare REITs or commercial banks for placing new mortgage loans or sale leasebacks. Instead, we are focusing on monitoring closely our existing investments, rather than making new ones.

Operators

The majority of the Health Care Facilities are operated by the owner or lessee. As a percent of total investments, 54.1% of the Health Care Facilities are operated by publicly-owned companies, while 39.1% are operated by multi state regional health care operators. Generally, a third party operator of a facility is not liable to us under the mortgage or lease; however, we consider the operator to be an important factor in determining the creditworthiness of the investment and we generally have the right to approve any changes in operators. On some investments, the third party operator of a facility guarantees at least a portion of the lease or mortgage. Operators who collectively operate more than 3% of our total real estate investments are as follows: NHC, Allgood Healthcare Co., Autumn Hills Health Foundation, Integrated Health Services, Inc., Marriott Senior Living Services, Health Services Management, Inc., Eldertrust of Florida, RGL Development, LLC, LifeCare Centers of America, and Southeast Health Services. Of these operators, Autumn Hills emerged from bankruptcy in July 2002, but then failed as an ongoing business in late 2002, with HSM of Tx, Inc. acquiring ownership subject to NHI's first mortgage on January 7, 2003, and Integrated Health Services is not expected to emerge from bankruptcy prior to the third quarter of 2003. For additional information about these and other NHI operators, see "Borrower Bankruptcy and Other Non-Performing Loans" and "Foreclosure and Other Troubled Properties".

NHC Master Agreement to Lease

The Master Agreement to Lease (the "Master Agreement") with NHC covers 40 nursing homes and three retirement centers and contains terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases were for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. During 2000, four of the leases - all in Florida - were terminated and NHI re-leased the properties to third parties. Although NHC's rent obligations pursuant to the master lease are unchanged, NHC receives a credit for rents paid to NHI by the new operators of the four Florida centers. The new operators of these centers are current on their required payments as of December 31, 2002.

During the initial term and the first renewal term (which has been exercised by NHC), NHC is obligated to pay annual base rent for the respective Health Care Facilities aggregating $15.2 million plus additional rent described below. During the second renewal term, (which would commence January 1, 2007) NHC is required to pay annual base rent based on the then fair market rental of the property as negotiated at that time between NHC and the Company. The Master Agreement also obligates NHC to pay as additional rent under each Lease all payments of interest and principal and other payments due under each mortgage to which the conveyance of the respective Health Care Facility to us was subject or any refinancing of mortgage debt that matures or is required to be paid in its entirety during the term of the Lease. In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHC paid $3.7 million as percentage rent for 2002.

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

Non-Performing Mortgage and Other Notes Receivable

Of our $201,236,000 total net investment in mortgage and other notes receivable at December 31, 2002, approximately $79,133,000 of receivables have been involved in borrower bankruptcies or have otherwise been identified as non-performing loans. Based on our analysis of the future expected cash flows consistent with SFAS 114, historical occupancy, and operating income of these properties, we have recognized writedowns of $17,500,000 in 2002 and $19,104,000 in 2001. See "Borrower Bankruptcy and Other Non-Performing Loans" in Item 7 Management's Discussion and Note 4 to the financial statements for details about notes receivable written down.

Foreclosure and Other Troubled Properties

Of our $304,394,000 net investment in real estate properties at December 31, 2002, approximately $112,294,000 have been identified as impaired investments. Based on our analysis of the future expected cash flows consistent with SFAS 144, historical occupancy, and operating income of these properties, we have recognized writedowns of $-0- in 2002 and $13,400,000 in 2001. Of the impaired properties, $60,556,000 are owned and operated by NHI and $51,738,000 are leased to others. See "Foreclosure and Other Troubled Properties" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the financial statements.

Impaired properties include foreclosure properties in Washington State, Massachusetts, New Hampshire, Kansas and Missouri. NHI operates these properties and has included the operating revenues and expenses of these facilities in the statements of income since obtaining possession. NHC has been retained to manage these properties.

We are treating these properties as foreclosure properties for federal income tax purposes with certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purposes of the income-source tests that must be satisfied by REITs to maintain their tax status.

REMIC Certificate Valuations

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

1993 REMIC - During 2000, we were informed by the servicer of the 1993 REMIC that Mariner Health Care ("Mariner" and one of the borrowers within the 1993 REMIC) had declared bankruptcy and was not making the required debt service payments. As a result, we wrote off $2,246,000 of the 1993 REMIC value.

At December 31, 2002, the net carrying value of the 1993 REMIC is $30,020,000. Prior to 2002, we received $1,556,000 of interest payments from the master servicer of the 1993 REMIC that was not recorded as interest income during those periods because of a potential repayment obligation to the servicer of the 1993 REMIC. However, in May 2002, Mariner reached a settlement with the servicer of the 1993 REMIC, made payments missed in prior periods, and began making principal and interest payments in June 2002. As a result, NHI's repayment obligation was reduced by $1,556,000, resulting in the recognition of $1,556,000 of interest income during 2002 and leaving no repayment obligation related to the 1993 REMIC at December 31, 2002.

1995 REMIC - At December 31, 2002, the net carrying value of the 1995 REMIC is $6,346,000. Prior to 2002, we received $3,000,000 of interest payments from the servicer of the 1995 REMIC that was not recorded as interest income during those periods because of a repayment obligation to the servicer of the 1995 REMIC. During 2002, we received $1,319,000 of additional payments from the servicer of the 1995 REMIC that initially was not recorded as interest income. Subsequently, in 2002, based on information received from the servicer of the 1995 REMIC, we reversed a reserve for advances of $2,671,000 resulting in income recorded during 2002 of $1,352,000 related to repayment obligations of the 1995 REMIC. As of December 31, 2002, we have a repayment obligation remaining of $1,648,000 to the servicer of the 1995 REMIC.

Quarterly, we monitor the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of December 31, 2002.

Loan, Realty and Security Loss

During 2002, we determined, based on events occurring during that year and based on the provisions of SFAS 114 and SFAS 144, that impairments of certain of the investments mentioned above had occurred. As discussed above, these investments were affected by bankruptcy filings, bankruptcy court rulings, non-receipt of payments and judgments about possible refinancing and other collateral values.

At December 31, 2002, we determined that no allowance for loan losses was required. Loan loss provisions and property impairments of $17,500,000 have been recorded during 2002 related to six mortgage loans totaling $52,332,000 (before writedowns). The remaining portion of the loan, realty and security loss of $5,555,000 relates to the write-down in 2002 for the other than temporary impairment in value of LTC Properties, Inc. common stock.

It is possible that additional events could occur that would indicate a further impairment of the net carrying amount of our investments. If such events occur, we will record additional loan loss provisions and impairment losses in the periods such events are known.

Commitments

We have received commitment fees to make loans and to fund construction in progress to third parties for $1.5 million. Commitments include construction financings which have closed but which have not been fully funded as of December 31, 2002 and also investment amounts for which we have received a commitment fee but which have not been funded as of December 31, 2002.

The following table sets forth certain information regarding our commitments as of December 31, 2002.

		Commitments
Facility Type	Facilities	Current	Future	Total
		(in thousands)
Long-term care	1	$215	$ ---	$215
Assisted Living	1	524	---	524
Commitments	2	$739	$ ---	$739

Sources of Revenues

General. Our revenues are derived primarily from mortgage interest income, rental income and the operation of Foreclosure Properties. During 2002, mortgage interest income equaled $29.9 million of which all except $.4 million was from non-NHC borrowers. Rental income totaled $48.2 million, $33.1 of which was from properties operated by NHC. The interest and rental payments are primarily derived from the operations of the Health Care Facilities. The source and amount of revenues from such operations are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs. Facility operating revenues are derived from the operations of the Foreclosure Properties and are determined by similar factors.

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

Governmental Funding of Medicare and Medicaid. Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including services to be provided by our lessee's or their operators. The BBA was enacted in August, 1997, which contained numerous Medicare and Medicaid cost-saving measures, as well as new anti-fraud provisions. The BBA was projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of the BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which has required that state Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards; the Boren Amendment was previously the foundation of litigation by nursing homes seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justifications for the proposed rates are published, and which give providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. Several of the states in which we have assets are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates. The BBA also required that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. Substantially all of the health care facilities in which we have invested commenced reimbursement under this program effective January 1, 1999. We believe that the deduction in Medicare revenues have negatively impacted our additional percentage rent and, in the case of renegotiated rents for troubled properties, the base rent of our skilled nursing facilities.

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

The improvements brought about by BBRA and BIPA (including the 4 percent across-the-board increase in RUG payments, the 16.6 percent increase in nursing component, the changes in the SNF market basket, and the 20 percent RUGs add-ons) all expired on September 30, 2002. The actuary for the Centers for Medicare and Medicaid Services (CMS) estimates that the combined effect of the expiration of these improvements would translate into a reduction of $56.25 per Medicare patient day. These changes will have a material adverse effect on the results of operations on our foreclosure properties and the operations of our borrowers and lessees.

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

We do not anticipate seeking further health care related investment opportunities such as lease or mortgage financing during 2003 and will instead focus on monitoring and enhancing our current investments, with specific emphasis on our foreclosure properties. We plan to continue our goal of maintaining a one to one ratio of debt to shareholder's equity and reinstating our previous investment grade rating. If we were to make new investments, we would consider such factors, as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property; and (vii) the mix of private and government sponsored patients. There can be no assurances that investments containing these attributes will be found or closed.

We will not, without the approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer, or employee of NHC or NHI, or any affiliate thereof, as the case may be, any of our assets or other property.

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

The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term, but terminable on 90 days notice, and we may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation in a base amount of $1.6 million, payable in monthly installments of $135,417. The full fee, although earned, will be prorated to the extent that funds from operations (FFO) is less than $2.00 per share. Under the Advisory Agreement, we reimburse NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In 2002, the annual compensation expensed under the Advisory Agreement was approximately $1.9 million.

The NHI board, in recognition of the fact that it chose to apply our FFO to debt payments during half of 2000 and three quarters of 2001, rather than distribute dividends, amended the Advisory Agreement to delete the requirement that a $2.00 per share dividend be paid. The fee, however, is still dependent upon obtaining the stated FFO objective.

Pursuant to the Advisory Agreement, NHC manages all of our day-to-day affairs and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to us. The Advisory Agreement further provides that we shall pay the expenses incurred with respect to and allocable to the prudent operation and business of NHI including any fees, salaries, and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, we do not have any officers or employees who are not also employees of NHC. Of our executive officers, Mr. W. Andrew Adams, Mr. Robert G. Adams, Mr. Donald K. Daniel and Ms. Charlotte Swafford are employees of NHC and Mr. LaRoche was an employee of NHC until his retirement in May 2002. All of their fees, salaries and employment costs are paid by NHC, but a portion of their bonus, if any, may be allocated for their duties to us.

We have a shareholder approved option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted was eligible to benefit from a Company guaranty on up to $100,000 per year of loans made from commercial banking institutions, the proceeds of which are used to exercise NHI options. The guarantee was structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5.0 million. With passage of the Sarbanes/Oxley Act of 2002, programs of this nature are no longer authorized and outstanding loans, guarantees or similar credit arrangements must be terminated on their due date. Outstanding loans are detailed in the 2003 Proxy Statement which was distributed to shareholders with this report, and incorporated herein as though copied verbatim.

Investor Information

We maintain a worldwide web site at www.nhinvestors.com. We publish to this web site our 10-Q's, this 10-K, Form 8-K, and press releases. We do not necessarily have these filed the same day as they are filed with the SEC or released to the public, but rather have a policy of placing on the web site within two (2) business days of public release or SEC filing.

We also maintain the following documents on the web site, all of which we hereby incorporate herein by reference as though copied verbatim:

The NHI Code of Ethics and Standards of Conduct.

The NHI Restated Audit Committee Charter.

Item 2. Properties
NHI PROPERTIES

LONG TERM CARE
Center	City	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	151
NHC HealthCare, Moulton	Moulton	136

ARIZONA
Estrella Care and Rehab	Avondale	161

FLORIDA
Alachua Nursing Home	Gainesville	120
Ayers Health and Rehabilitation Center	Trenton	120
Bayonet Point Health & Rehabilitation Center	Hudson	180
Bear Creek Nursing Center	Hudson	120
Brighton Gardens of Maitland*	Maitland	39
Brighton Gardens of West Palm Beach*	West Palm Beach	47
Brooksville Healthcare Center	Brooksville	180
Cypress Cove Care Center	Crystal River	120
Heather Hill Nursing Home	New Port Richey	120
Health Center at Huber Gardens	St. Petersburg	96
Jefferson Nursing Center	Monticello	60
Lake Park of Madison	Lake Park	119
Miracle Hill Nursing & Convalescent	Tallahassee	120
Nursing Center at Mercy	Miami	120
Oakview Nursing	Williston	180
Osceola Health Care Center	St. Cloud	120
Palm Garden of Jacksonville	Jacksonville	120
Palm Garden of Pinellas	Largo	120
Parkway Health and Rehabilitation Center	Stuart	177
Plantation Gardens Rehab & Nursing	Ocoee	120
Pine Lake Nursing Home	Greeneville	58
Royal Oak Nursing Center	Dade City	120
Sarasota Health Care Center	Sarasota	120
The Health Center of Merritt Island	Merritt Island	180
The Health Center of Plant City	Plant City	180

GEORGIA
Ashton Woods	Rossville	157
Forest Lake Manor	Martinez	100
Jennings Health Care Center	Augusta	100
Meadowbrook Nursing Center	Tucker	144
Moss Oaks Health Care Center	Pooler	122
Rossville Convalescent Center	Rossville	112
West Lake Manor	Augusta	100

IDAHO
Grangeville Care Center	Grangeville	60
Sunny Ridge Care Center*	Nampa	46

KANSAS
Emporia Rehabilitation Center	Emporia	79
Hoisington Rehabilitation Center	Hoisington	62
Larned HealthCare Center	Larned	54
Chanute HealthCare Center	Chanute	77
Haysville HealthCare Center	Haysville	119
Sedgwick HealthCare Center	Sedgwick	56
Council Grove HealthCare Center	Council Grove	78

KENTUCKY
NHC HealthCare, Dawson Springs	Dawson Springs	80
NHC HealthCare, Glasgow	Glasgow	206
NHC HealthCare, Madisonville	Madisonville	94

MASSACHUSETTS
John Adams Nursing Home	Quincy	71
Buckley Nursing Home	Greenfield	120
Buckley Nursing & Retirement Center	Holyoke	102
Longmeadow of Taunton	Taunton	100

MISSOURI
Charleviox HealthCare Center	St. Charles	142
Town & Country HealthCare Center	Clayton	282
Columbia HealthCare Center	Columbia	97
NHC HealthCare, Desloge	Desloge	120
NHC HealthCare, Joplin	Joplin	126
NHC HealthCare, Kennett	Kennett	170
NHC HealthCare, Maryland Heights	St. Louis	220
NHC HealthCare, St. Charles	St. Charles	120
Joplin HealthCare Center	Joplin	92

NEW HAMPSHIRE
Epsom Manor, Inc.	Epsom	108
Maple Leaf Health Care Center	Manchester	114
Villa Crest*	Manchester	123
NEW JERSEY
Regal Manor Health Care Center*	Toms River	120
Royal Health Gate Nursing & Rehab*	Trenton	120
Brighton Gardens of Edison*	Edison	30

SOUTH CAROLINA
NHC HealthCare, Anderson	Anderson	290
NHC HealthCare, Greenwood	Greenwood	152
NHC HealthCare, Laurens	Laurens	176

TENNESSEE
NHC HealthCare, Athens	Athens	98
NHC HealthCare, Chattanooga	Chattanooga	207
NHC HealthCare, Columbia	Columbia	106
NHC HealthCare, Dickson*	Dickson	191
NHC HealthCare, Franklin	Franklin	80
NHC HealthCare, Hendersonville	Hendersonville	122
NHC HealthCare, Hillview	Columbia	92
NHC HealthCare, Johnson City*	Johnson City	160
NHC HealthCare, Knoxville	Knoxville	139
NHC HealthCare, Lewisburg	Lewisburg	102
NHC HealthCare, McMinnville	McMinnville	150
NHC HealthCare, Milan	Milan	123
NHC HealthCare, Nashville	Nashville	124
NHC HealthCare, Oakwood	Lewisburg	60
NHC HealthCare, Pulaski	Pulaski	102
NHC HealthCare, Scott	Lawrenceburg	62
NHC HealthCare, Sequatchie	Dunlap	120
NHC HealthCare, Smithville*	Smithville	114
NHC HealthCare, Somerville*	Somerville	72
NHC HealthCare, Sparta	Sparta	150
NHC HealthCare, Springfield	Springfield	107

TEXAS
Autumn Hills Convalescent Center	Houston	116
Autumn Hills Convalescent Center	Richmond	99
Autumn Hills Convalescent Center	Sugarland	150
Autumn Hills Convalescent Center	Tomball	150
Bonham Nursing Center	Bonham	65
Canterbury Villa of Falfurrias	Falfurrias	98
Canterbury Villa of Kingsville	Kingsville	162
College Street Nursing Center	Beaumont	50
Columbus Care Center	Columbus	129
Conroe Convalescent Center	Conroe	108
Denison Manor	Denison	71
Fair Park Nursing Center	Huntsville	92
Friendswood Arms Convalescent Center	Friendswood	102
Galaxy Manor Nursing Center	Cleveland	148
Golden Charm Nursing Center	Liberty	118
Heritage Forest Lane	Dallas	120
Heritage Manor - Canton	Canton	110
Heritage Manor - Mesquite	Dallas	149
Heritage Oaks	Arlington	204
Heritage Village	Dallas	280
Lindbergh Health Care Center	Beaumont	82
Shoreline Health Care Center	Taft	152
Terry Haven Nursing Center	Mt. Vernon	65
Town Park Convalescent Center	Houston	125
Willis Convalescent Center	Willis	114
Willow Bend Care Center	Mesquite	162
Winterhaven	Houston	160

VIRGINIA
Brian Center of Alleghany	Low Moor	60
Brian Center of Fincastle	Fincastle	60
Kegley Manor	Bastian	57
Maple Grove Health Care	Lebanon	60
NHC HealthCare, Bristol	Bristol	120
The Springs Nursing Center	Hot Springs	60
Willow Creek Health Care Center	Midlothian	120

WASHINGTON
Park Ridge Care Center	Seattle	115
Park West Care Center	Seattle	139
Sehome Park Care Center	Bellingham	115

WISCONSIN
Honey Creek Health & Rehab Center	Milwaukee	196

ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital	Jackson	55

MEDICAL OFFICE BUILDINGS
		Square Footage
Center	City
FLORIDA
North Okaloosa	Crestview	27,017

ILLINOIS
Crossroads	Mt. Vernon	12,910

LOUISIANA
Women's & Children's	Lafayette	30,070

TEXAS
Pasadena	Pasadena	61,500
Hill Regional	Hillsboro	23,000

RETIREMENT CENTERS

Center	City	Beds

IDAHO
Sunny Ridge Care Center*	Nampa	117

MISSOURI
Lake St. Charles Retirement Center*	St. Charles	155

NEW HAMPSHIRE
Heartland Place	Epsom	60

TENNESSEE
Colonial Hill Retirement Center	Johnson City	63
Parkwood Retirement Center	Chattanooga	32

TEXAS
Remington Retirement Community*	Corpus Christi	60
Tiffany Walk Congregate Center	Tomball	60

ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED

Center	City	Beds

ARIZONA
The Place at Glendale	Glendale	36
The Place at Tanque Verde	Tucson	42
The Place at Gilbert	Gilbert	100
The Place at Tucson	Tucson	92

FLORIDA
19th Street Group Home	Gainesville	6
107th Place Group Home	Belleview	6
Bessent Road Group Home	Starke	6
Brighton Gardens of Maitland*	Maitland	102
Brighton Gardens of West Palm Beach*	West Palm Beach	104
The Bridge at Maitland	Maitland	38
Claudia Drive Group Home	Jacksonville	6
Coletta Drive Group Home	Orlando	6
Frederick Avenue Group Home	Daytona Beach	6
High Desert Court Group Home	Jacksonville	6
Plaza Oval Group Home	Casselberry	6
Rosewood Group Home	Ormond Beach	6
Second Street Group Home	Ocala	6
Somerset on Lake Saunders	Tavares	66
Spring Street Group Home	Lake City	6
The Place at Daytona Beach	Daytona Beach	60
Suffridge Drive Group Home	Bonita Springs	6
Tunis Street Group Home	Jacksonville	6
Walnut Street Group Home	Starke	6
The Place at Maitland	Maitland	78
Park Place of St. Augustine	St. Augustine	90

IDAHO
Sunny Ridge Care Center*	Nampa	20

MISSOURI
Lake St. Charles Retirement Center*	St. Charles	25

NEW JERSEY
Brighton Gardens of Edison*	Edison	98
Regal Manor Health Care Center*	Toms River	30
Royal Health Gate Nursing & Rehab*	Trenton	30

NORTH CAROLINA
The Place at Southpark	Charlotte	144

SOUTH CAROLINA
The Place at Conway	Conway	84

TENNESSEE
717 Cheatam Street	Springfield	8
305 West Hillcrest Drive	Springfield	8
307 West Hillcrest Drive	Springfield	8
The Place at Gallatin	Gallatin	49
The Place at Kingsport	Kingsport	49
The Place at Tullahoma	Tullahoma	49
NHC HealthCare, Dickson*	Dickson	20
NHC HealthCare, Johnson City*	Johnson City	15
NHC HealthCare, Somerville*	Somerville	12
NHC HealthCare, Smithville*	Smithville	7

TEXAS
Brighton Gardens of Preston Road	Dallas	109
Remington Retirement Community*	Corpus Christi	30

*These facilities are listed in multiple categories.

REAL ESTATE MORTGAGE INVESTMENT CONDUITS

20.0% original participating interest	14 Properties	1,971
5.2% original participating interest	20 Properties	2,313

Item 3. Legal Proceedings

We are not subject to any material pending litigation, although a number of our operators or mortgagors are currently in bankruptcy and/or have multiple pending medical liability suits. See "Borrower Bankruptcy and Other Non-Performing Loans" and "Foreclosure and Other Troubled Properties" in Item 7 Management's Discussion. The Health Care Facilities are subject to claims and suits in the ordinary course of business. Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on us or our operations.

Through the operation of our 13 foreclosure properties, we are subject to professional and general liability litigation for the provision of patient care. The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. We have maintained or caused the majority of our lessees or mortgagees to maintain insurance coverage for this type of litigation. In Florida, however, coverage is limited. We are subject to certain claims, none of which, in management's opinion, would be material to our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of the Shareholders was held on April 16, 2002, the results of which were included in the March 31, 2002, Form 10-Q filed with the SEC on May 10, 2002.

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

Common Stock Market Prices and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol NHI. The closing price for NHI stock on February 24, 2003 was $14.55. As of December 31, 2002, there were approximately 13,046 holders of record of shares and we estimate that as of such date there were in addition in excess of 1,246 beneficial owners of the shares.

High and low stock prices and dividends for the last two years were:
	2002			2001
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$15.3000	$13.0500	$.35	$12.1100	$7.5000	$---
June 30	16.5900	14.5000	.35	11.6500	8.5500	---
September 30	16.0000	12.9500	.35	14.2000	9.9500	---
December 31	17.1600	14.4000	.35	15.5000	12.2000	.45

Item 6. Selected Financial Data

The following table represents our financial information for the five years ended December 31, 2002. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

NATIONAL HEALTH INVESTORS, INC.

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share amounts)

Year Ended December 31	2002	2001	2000	1999	1998

Net revenues	$ 171,783	$ 139,171	$ 147,514	$ 131,158	$ 106,552

Income (Loss) From Continuing Operations	25,111	(63)	33,724	53,618	69,645
Discontinued Operations
Operating income - discontinued operations	593	---	---	---	---
Net gain on sales of real estate	5,083	---	---	---	---
Net income (loss)	30,787	(63)	33,724	53,618	69,645
Income (loss) from Continuing Operations per common share:
Basic	$ .89	$ (.08)	$ 1.31	2.13	2.72
Diluted	.89	(.08)	1.31	2.13	2.69
Discontinued operations per common share:
Basic	$ .21	$ ---	$ ---	---	---
Diluted	.21	---	---	---	---
Net income (loss) per share
Basic	$ 1.10	$ (0.08)	$ 1.31	$ 2.13	$ 2.72
Diluted	1.10	(0.08)	1.31	2.13	2.69

Mortgages and other investments, net	$ 201,236	$ 324,230	$ 429,963	$ 441,906	$ 495,964
Real estate properties, net	304,394	323,266	278,004	316,021	245,538
Total assets	651,064	672,630	766,977	788,545	769,198
Long term debt	161,763	164,464	143,660	172,870	151,559
Credit facilities	---	---	83,000	88,000	58,500
Convertible subordinated debentures	41,633	62,643	114,281	95,741	100,096
Total stockholders' equity	400,429	397,793	397,409	392,640	424,660

Common shares outstanding	26,682,994	26,004,318	24,392,157	24,382,987	24,364,391
Weighted average common shares
Basic	26,453,053	24,466,850	24,383,932	24,365,027	24,964,047
Diluted	26,853,420	24,466,850	24,564,873	24,367,529	28,689,192

Common dividends declared per share	$ 1.40	$ 0.45	$ 1.28	$ 2.96	$ 2.96

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of December 31, 2002, NHI had interests in real estate owned, and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $595.9 million. NHI's mission is to invest in health care real estate which generates current income that will be distributed to stockholders. NHI has pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2003. Instead, NHI is monitoring and improving its existing properties.

As of December 31, 2002, we were diversified with investments in 186 health care facilities located in 23 states consisting of 138 long-term care facilities, one acute care hospital, five medical office buildings, 18 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $195.4 million aggregate principal amount of loans to 23 borrowers, $304.4 million of purchase leaseback transactions with 10 lessees and $36.4 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 186 facilities, 20 were acquired through foreclosure and are owned and operated by us and 38 are leased to National HealthCare Corporation ("NHC"). The 20 owned and operated facilities are managed by subsidiaries of NHC. NHC is our investment advisor. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 11.1% of total invested assets on December 31, 2002.

At December 31, 2002, 52.14% of the total invested assets of the health care facilities were operated by public operators, 39.08% by regional operators, and 8.78% by small operators.

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

Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying amount of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". We evaluate our marketable securities for other-than-temporary impairments consistent with the provisions of Statement of Financial Accountant Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). While we believe that the carrying amounts of our properties, notes receivable, marketable securities and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

2) Revenue recognition - mortgage interest and rental income - We collect interest and rent from our customers. Generally our policy is to recognize revenues on an accrual basis as earned. However, there are certain of our customers for which we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not realizable. For these nonperforming investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected. We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due. This policy could cause our revenues to vary significantly from period to period.

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

Liquidity and Capital Resources

Sources and Uses of Funds

We have generated net cash from operating activities during 2002 totaling $66.1 million compared to $59.8 million in the prior year. The primary reason for this year's change was due to an increase in net income offset partially by a reduction in the provision for loan, realty, and security losses and by a net gain on sale of real estate. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for investment losses, and working capital changes.

Net cash provided by investing activities during 2002 totaled $23.2 million compared to $41.9 million in the prior year. Cash flows provided from investing activities during 2002 included collections and prepayments on mortgage notes receivable of $27.8 million compared to $31.7 million for the prior year. Marketable securities were sold and converted to cash or notes receivable of $6.3 million during 2002 compared to $17.9 million for the prior year. Disposition of property and equipment provided $13.1 million proceeds for 2002.

Cash flows used in investing activities during 2002 included investments in real estate properties of $3.5 million and investment in mortgage and other notes receivable of $20.5 million. Cash flows used in investing activities in the prior period included investments in real estate properties of $1.9 million and in mortgage notes receivable of $5.8 million.

Net cash used in financing activities during 2002 totaled $59.9 million compared to $135.3 million in the prior year. Cash flows used in financing activities for 2002 included payments of convertible debentures of $16.6 million, principal payments on debt of $3.4 million and dividends paid to stockholders of $41.1 million. This compares to prior year activity of payments of credit facilities of $83.0 million, principal payments on debt of $14.5 million, payments of convertible debentures of $37.8 million and dividends paid to stockholders of $1.9 million.

Cash flows provided by financing activities during 2002 included proceeds of $.7 million from debt compared to $9.6 million in the prior period.

The lack of availability of reasonably priced capital limits our ability to make new investments. Due to the unstable environment in which we operate, we will continue to conservatively review our investment opportunities. Future sale of assets at depressed prices, refinancings of debt at higher interest rates or our inability to repay or extend debt when due would have a material adverse impact on our financial position, results of operations and cash flows. See "Liquidity Demands and Capital Raising Alternatives" for additional comments.

Commitments

At December 31, 2002, we were committed, subject to due diligence and financial performance goals, to fund approximately $.7 million in health care real estate projects, of which $.5 million is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, and one assisted living facility, at rates ranging from 10.0% to 10.5%.

NHI is currently limited in its ability to make new investments due to the unstable environment in which we operate and a lack of availability of reasonably priced capital. We will continue to review our investment opportunities. However, as discussed below, we believe we have sufficient liquidity to finance current investments for which we are committed as well as to repay or refinance borrowings at or prior to their maturity.

Debt and Related Guarantees

As a result of certain agreements entered into with NHC during the fourth quarter of 2001, NHI is not subject to cross-default provisions with other debt of NHC, NHR and National Health Corporation.

Liquidity Demands

NHI faced significant liquidity demands resulting from short term principal repayments required by our senior secured bank credit facility during 2000 and 2001. The bank credit facility was paid in full and ahead of schedule in 2001.

In order to address the maturity of $37.8 million of subordinated convertible debentures that matured on January 2, 2001, we issued $20.0 million of senior subordinated convertible debentures on December 29, 2000, a portion of the proceeds of which, along with cash from operations, were used to retire that indebtedness. By December 31, 2002 only $1,716,000 of these senior subordinated debentures remained outstanding, the balance having converted into common stock.

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

We declared a fourth quarter 2001 dividend of $.45 per share payable on January 28, 2002. We then resumed paying regular quarterly dividends; thus, we declared a dividend of $.35 per common share to shareholders of record on March 28, 2002 payable May 10, 2002; a dividend of $.35 per common share to shareholders of record on June 27, 2002, payable on August 14, 2002; a dividend of $.35 per common share to shareholders of record on September 30, 2002, payable on November 10, 2002; and a dividend of $.35 per common share to shareholders of record on December 31, 2002 payable on January 30, 2003.

Borrower Bankruptcy and Other Non-Performing Loans

Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, confirmed on January 28, 2002, required the debtor to reaffirm the original debt and accrued interest and commence monthly payments on April 10, 2002, which it did until October of 2002, at which time the borrower advised us that payments could no longer be made. NHI initiated foreclosure action during the fourth quarter. Our net receivable balance at December 31, 2002, after working capital advances of $2,200,000 in the fourth quarter and the above writedowns and principal reductions, is $31,061,000, which amount we believe is realizable. Subsequent to December 31, 2002, NHI received the projects through sheriff sales and then sold the facilities to a 501(c)(3), providing seller financing to close the deal. The new borrower is required to resume monthly principal and interest payments during the first quarter of 2003.

Two New Jersey Centers - We loaned approximately $18,373,000 to the owners of two New Jersey facilities that opened in early 2000. The facilities generated a negative net operating income in 2001 and 2000 and have not made loan payments since July 2001. We have the limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, we recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors. On November 6, 2002, the borrowers filed for reorganization under Chapter 11 of the bankruptcy code, however, this was overturned by the bankruptcy court and NHI continued its foreclosure action. After the above writedowns, management believes the collateral supports the carrying amount of $13,069,000 of this loan at December 31, 2002. Subsequent to December 31, 2002, NHI received these properties through sheriff sales and immediately leased the facilities to a new operator who brought past due property taxes current and agreed to monthly lease payments.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a three year old 110 unit assisted living facility in Charlotte, North Carolina. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. In June 2002, the owner and corporate guarantor agreed to and in fact did the following: surrender possession, provide a deed in lieu of foreclosure to us, bring back taxes current, and deed to us an unimproved parcel of land in another state. In turn, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosure real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we experienced reduced revenue in 2002 compared to 2001.

American Medical Associates, Inc. ("AMA") - Two first mortgage loans for $13,646,000 to AMA are secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Payments to NHI are not current and as a result, interest on these loans is being charged at the default rate of interest. Only interest that is received is being booked as revenue. The facilities' operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,200,000 writedown of this mortgage loan value in 2002. Subsequent to December 31, 2002, the borrower filed for bankruptcy. Management believes that the remaining carrying amount of $8,382,000 at December 31, 2002, after the above writedown, is supported by the value of the collateral.

Ashton Woods - We hold 75%, or $4,126,000, of a $5,500,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation, which filed for bankruptcy on December 20, 2002. This loan matured in January 2002 and was extended through January 2003. Additionally, the facility had a ban on new admissions during 2001 which negatively impacted operating results during 2001. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $3,000,000 writedown of this mortgage loan value in 2002. Management believes that the remaining carrying amount of $1,126,000 at December 31, 2002, after the above writedown, is supported by the value of the collateral.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximately $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by an affiliate of Centennial HealthCare Corporation, which filed for bankruptcy on December 20, 2002. Although all payments to NHI are current, payments are consistently made after the due date. Additionally, the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value in 2002. Management believes that the remaining carrying value amount of $6,606,000 at December 31, 2002, after the above writedown, is supported by the value of the collateral.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by properties which are operated by Allgood. The first loan, with a balance of approximately $14,616,000 before writedown, is secured by first mortgages on four nursing homes in Georgia, which are owned by an employee stock ownership trust. The second loan, secured by a first mortgage on a Tucker, Georgia nursing home, has an outstanding balance of approximately $7,100,000 before writedown. Both of these loans secured by the five nursing homes are guaranteed by the estates of the principals of the operator. The estate of one of the guarantors is arguing that the signature of one of the guarantors is a forgery. The guarantors died unexpectedly in August of 2002 at which time the remaining management team assumed operational control. In addition to certain technical defaults, the borrower failed to maintain a $300,000 letter of credit as required in the loan documents and failed to make the required debt service payments during the third and fourth quarters of 2002. Accordingly, the loan has been declared in default and the principal amount due has been accelerated. Additionally, lawsuits have been filed against the personal guarantors. As a result of these events, the borrowers have threatened to file bankruptcy. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in 2002. Subsequent to December 31, 2002, the borrower filed bankruptcy. Management believes that the remaining carrying amount of $16,716,000 at December 31, 2002, after the above writedown, is supported by the value of the collateral.

Foreclosure and Other Troubled Real Estate Properties

We are treating the Washington State, New England, Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities was transferred to a subsidiary of NHC. The Highline Care Center in Seattle, Washington was sold in June 2002 for net proceeds of $882,000, this facility had been closed since December 2000. The resulting loss on the sale of $98,000 has been reflected in the investment income caption of the December 31, 2002 consolidated statements of income. Based on our impairment analyses for these four facilities, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of the remaining three properties at December 31, 2002 of $7,293,000, after the above writedowns, is realizable.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. We retained NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. Management believes that the carrying amount of these properties at December 31, 2002 of $32,628,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded, through foreclosure, possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC has been engaged to manage these facilities. During 2001, prior to the foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at December 31, 2002 of $20,635,000, after the $4,000,000 writedown, is realizable.

Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us - four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on its rent payment and NHI immediately terminated the leases and arranged for new lessees. We have filed suit for damages against Alterra. The new lessees took possession of the centers during the late spring and summer of 2001. Under the terms of the new leases, we experienced reduced rental income in 2001 and 2002. Based on the rental payments received and expected to be received, and our impairment analyses, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at December 31, 2002 of $32,638,000, after the writedown, is realizable.

Integrated Health Services, Inc. ("IHS") - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, we recorded a $3,000,000 write-down of our note receivable. We believe that the carrying amount of our net investment in these properties of approximately $19,100,000 at December 31, 2002, after the $3,000,000 write-down, is realizable.

IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Brighton Gardens - During the fourth quarter of 2002, Marriott Senior Living Services announced its intent to discontinue its involvement in the assisted living market and notified NHI that Marriott would be terminating its lease on four facilities leased from NHI in Florida, Texas and New Jersey. Marriott has guaranteed base rent on these leases up to a maximum of $4,200,000. NHI is actively negotiating the sale or lease of these facilities to new operators.

Investment in REMIC's

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

1993 REMIC - During 2000, we were informed by the servicer of the 1993 REMIC that Mariner Health Care ("Mariner" and one of the borrowers within the 1993 REMIC) had declared bankruptcy and was not making the required debt service payments. As a result, we wrote off $2,246,000 of the 1993 REMIC value.

At December 31, 2002, the net carrying value of the 1993 REMIC is $30,020,000. Prior to 2002, we received $1,556,000 of interest payments from the master servicer of the 1993 REMIC that was not recorded as interest income during those periods because of a potential repayment obligation to the servicer of the 1993 REMIC. However, in May 2002, Mariner reached a settlement with the servicer of the 1993 REMIC, made payments missed in prior periods, and began making principal and interest payments in June 2002. As a result, NHI's repayment obligation was reduced by $1,556,000, resulting in the recognition of $1,556,000 of interest income during 2002 and leaving no repayment obligation related to the 1993 REMIC at December 31, 2002.

1995 REMIC - At December 31, 2002, the net carrying value of the 1995 REMIC is $6,346,000. Prior to 2002, we received $3,000,000 of interest payments from the servicer of the 1995 REMIC that was not been recorded as interest income during those periods because of a repayment obligation to the servicer of the 1995 REMIC. During 2002, we received $1,319,000 of additional payments from the servicer of the 1995 REMIC that initially was not recorded as interest income. Subsequently, in 2002, based on information received from the servicer of the 1995 REMIC, we reversed a reserve for advances of $2,671,000 resulting in income recorded during 2002 of $1,352,000 related to repayment obligations of the 1995 REMIC. As of December 31, 2002, we have a repayment obligation remaining of $1,648,000 to the servicer of the 1995 REMIC.

Quarterly, we monitor the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of December 31, 2002.

Investment in LTC Properties, Inc. Common Stock

During 1998 and 1999, NHI purchased 774,800 shares of LTC Properties, Inc. common stock for $10,762,000. As a result of an other than temporary impairment in value of its investment and in accordance with the provision of SFAS 115, NHI has recognized a $5,555,000 loss on this investment during the year ended December 31, 2002. NHI believes that the carrying value of this investment of $5,207,000 at December 31, 2002 is realizable.

Loan, Realty and Security Loss

During 2002, we determined, based on events occurring during that year and based on the provisions of SFAS 114, SFAS 115 and SFAS 144, that impairments of certain of the investments mentioned above had occurred. As discussed above, these investments were affected by bankruptcy filings, bankruptcy court rulings, non-receipt of payments and judgments about possible refinancing and other collateral values. It is possible that additional events could occur that would indicate a further impairment of the net carrying amount of our investments. If such events occur, we will record additional loan loss provisions and impairment losses in the periods such events are known.

At December 31, 2002, we determined that no allowance for loan losses was required. Loan loss provisions and marketable security impairments of $23,055,000 have been recorded during 2002 related to six mortgage loans totaling $52,332,000 (before writedowns) and our investment in the common stock of LTC Properties, Inc.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net income for the year ended December 31, 2002 is $30.8 million versus $.1 million net loss for the same period in 2001. Diluted earnings per common share increased $1.17 to an income of $1.10 in 2002 from a loss of $.08 in 2001.

Total revenues for the year ended December 31, 2002 increased $32.6 million or 23.4% to $171.8 million from $139.2 million for the year ended December 31, 2001. Revenues from mortgage interest income increased $4.3 million, or 17.0%, when compared to the same period in 2001. Revenues from rental income increased $2.2 million, or 4.8% in 2002 as compared to 2001. Revenues from investment interest and other income increased $2.6 million or 63.1% compared to 2001. Facility operating revenue increased $23.5 million to $87.0 million in 2002 compared to $63.5 million in 2001, a 37.0% increase.

The increase in mortgage interest income is due to the recognition of interest income related to the 1993 and 1995 REMICs totaling approximately $4.7 million, prepayment fees related to loans paid off totaling $.6 million, and collection of previously unpaid interest on Morningside of $2.2 million. Offsetting the increase are reductions in mortgage interest income due to the discontinuation of interest income recognition on two New Jersey facilities, Allgood-Meadowbrook, American Medical and Manor House of Charlotte loans as discussed previously and the conversion of loans to realty in July 2001 related to the Kansas and Missouri properties discussed above. The interest income recognized on the 1993 and 1995 REMICs was triggered by payments from the REMIC borrowers to the servicer and corresponding reduction in the obligation of the Company to repay prior advances. During 2001, NHI collected $31.7 million of principal on mortgage loans. During 2001 and 2002, NHI foreclosed on one mortgage loan which resulted in the acquisition of nine long-term health care centers in Kansas and Missouri.

The increase in rental income resulted primarily from rent from Integrated Health Services, Inc. facilities which commenced effective September 1, 2001, reduced by approximately $.6 million rental income as a result of the sale of two medical office buildings in 2002.

The $2.6 million increase in investment interest and other income for 2002 would have been a $.7 million increase but for the effect of a $1.9 million loss in 2001 on the sale of marketable securities. The $1.9 million realized loss reduced investment interest and other income for 2001.

The $.7 million increase in investment income is due primarily to the $.6 million gain on debentures redeemed in 2002.

The increase in facility operating revenues is due primarily to the purchase, in lieu of foreclosure of nine long-term health care centers in Kansas and Missouri during 2001.

Total expenses for 2002 increased $7.4 million or 5.3% to $146.7 million from $139.2 million for 2001. Interest expense decreased $3.1 million or 15.4% in 2002 as compared to 2001. Depreciation of real estate increased $1.5 million or 10.2% when compared to 2001. General and administrative costs combined with amortization of loan costs, legal expense, and franchise and excise taxes decreased $1.9 million or 31.9%. Loan realty and security loss expense decreased $12.5 million to $23.1 million, a 35.2% decrease. Facility operating expense increased $23.5 million to $86.3 million in 2002 compared to $62.8 million in 2001, a 37.4% increase.

Interest expense for 2002 decreased due to the payment of credit facilities of $83.0 million in 2001, the redemption of debentures in 2002 of $16.6 million, and conversion of debentures of $18.3 million in 2002 and 2001.

During the year ended December 31, 2002, we sold two medical buildings with carrying amounts totaling $7,143,000. We recognized a $5,083,000 net gain on the sales of these facilities. We have reclassified the operations and the net gain on the sales of these facilities as discontinued operations in accordance with SFAS 144. Income from discontinued operations for 2002 related to the operation of these facilities is $593,000 composed of $821,000 rental income reduced by $228,000 depreciation expense. Total income from discontinued operations for 2002 is $5,676,000 or 21 cents per share basic and diluted.

Depreciation of real estate for 2002 increased primarily because of the Company placing newly constructed assets in service, property acquisitions and the assumption of operational control of nine long-term health care centers in Kansas and Missouri in July 2001. This increase was partially offset by the effect of sales of real estate in 2002.

General and administrative costs decreased $.9 million due primarily to an advisory fee reduction of $.6 million in 2002. Legal expense decreased $.8 million, related primarily to mortgage loans, foreclosures, and lease terminations.

Loan and realty impairments and losses for 2002 were $17.5 million compared to $29.9 million for 2001. These loan losses were attributable to non-performing loans as discussed earlier. Impairment losses on marketable securities were $5.6 million for 2002 compared to $5.7 million for 2001.

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

The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of collection of and foreclosure on mortgage loans and due to the discontinuation of interest income recognition on the Autumn Hills, two New Jersey facilities, and Manor House of Charlotte loans. During 2001, NHI foreclosed on one mortgage loan which resulted in the acquisition of nine long-term health care centers in Kansas and Missouri.

The decrease in rental income resulted primarily from the discontinuation of rental income recognition on Alterra real estate properties. The decrease in investment interest and other income is due primarily to the discontinuation of interest income recognition on the Assisted Living Concepts ("ALC") securities as a result of ALC filing for bankruptcy in 2001, combined with the investment of lower cash amounts, and the sale of marketable securities, resulting in a $1.9 million realized loss. The $1.9 million realized loss reduces investment interest and other income for the year 2001.

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

Interest expense decreased due to the payment throughout the year of credit facilities of $83.0 million, and payment of convertible debentures of $37.8 million, offset partially by new convertible debentures of $20.0 million before conversions to equity thereon of $13.8 million. Depreciation increased as a result of the Company placing newly constructed assets in service, property acquisitions, and the purchase, in lieu of foreclosure, of long term health care centers.

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

The increase in facility operating expense is due to the purchase in July, 2001, in lieu of foreclosure, of nine long-term health care centers in Kansas and Missouri.

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

The following table reconciles net income (loss) applicable to common stockholders to funds from (to) operations applicable to common stockholders:

Year Ended December 31,
	2002	2001	2000

Net income (loss) applicable to common stockholders	$29,198,000	$(1,944,000)	$31,910,000
Adjustments:
Real estate depreciation	16,155,000	14,658,000	14,172,000
Other Items:
Discontinued operations:
Operating Income - discontinued	(593,000)	---	---
Gain on sale of real estate	(5,083,000)	---	---
Basic funds from operations applicable to common stockholders	$39,677,000	$12,714,000	$46,082,000

Interest on convertible subordinated debentures	301,000	---	---

Diluted funds from operations applicable to common
stockholders	$39,978,000	$12,714,000	$46,082,000

Basic funds from operations per share	$ 1.50	$ .52	$1.89
Diluted funds from operations per share	$ 1.49	$ .52	$1.76

Shares for basic funds from operations per share	26,453,053	24,466,850	24,383,932
Shares for diluted funds from operations per share	26,853,420	24,466,850	26,222,284

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

New Accounting Pronouncements

From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument (including a derivative embedded in a hybrid instrument) be recorded in the balance sheet as either an asset or liability and measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS 133, as amended, effective January 1, 2001. SFAS 133, as amended, has not had a material effect on NHI's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing the measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 also broadens the scope of defining discontinued operations. NHI adopted SFAS 144 on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its 2002 consolidated statement of income, the revenues and expenses of two medical office buildings that NHI sold during 2002. The 2001 and 2000 financial statements have not been reclassified to reflect discontinued operations as the revenues and expenses of these two medical office buildings were not material to the 2001 and 2000 financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses From Extinguishment of Debt" (SFAS 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. As permitted, NHI elected to adopt SFAS 145 early. As a result, gains of $625,000 on the retirement of convertible subordinated debentures during 2002 have been included in investment interest and other income.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-6"). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and we have adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on our financial position, results of operations or cash flows.

Forward Looking Statements

References throughout this document to the Company include National Health Investors, Inc. and its wholly-owned subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words "we", "our", "ours" and "us" refer only to National Health Investors, Inc. and its wholly-owned subsidiaries and not any other person.

This Annual Report on Form 10-K and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitations, those containing words such as "believes", anticipates", "expects", "intends", "estimates", "plans", and other similar expressions are forward-looking statements.

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

See the notes to the Annual Financial Statement, and "Item 1. Business" herein for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. All of our mortgage and other notes receivable bear interest at fixed interest rates. Our investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. The underlying mortgages included in our investments in real estate mortgage investment conduits (REMICs) also bear interest at fixed interest rates. As a result of the short-term nature of our cash instruments and because the interest rates on our investment in notes receivable, preferred stock and REMICs are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

As of December 31, 2002, $133,850,000 of our debt bears interest at fixed interest rates. As of December 31, 2002, $39,917,000 of our convertible subordinated debentures bear interest at fixed rates. Because the majority of the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on our future earnings and cash flows related to these instruments. The remaining $27,913,000 of our debt and $1,716,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on our future earnings and cash flows related to these instruments.

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

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements are included as Exhibit 13 and are incorporated in this Item 8 by reference:

a. Report of Independent Public Accountants - Arthur Andersen LLP

b. Report of Independent Auditors - Ernst & Young LLP

c. Consolidated Balance Sheets

d. Consolidated Statements of Income

e. Consolidated Statements of Cash Flows

f. Consolidated Statements of Stockholders' Equity

g. Notes to Consolidated Financial Statements

The following table sets forth selected quarterly financial data for the two most recent fiscal years.
Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

	1st	2nd	3rd	4th
2002	Quarter	Quarter	Quarter	Quarter

Net Revenues	$39,938	$44,234	$47,820	$39,791

Income (loss) From Continuing Operations -	7,274	10,841	11,888	(4,892)
Discontinued Operations -
Operating Income - Discontinued Operations	363	144	86	---
Net gain on sale of real estate	---	3,787	1,296	---

Net Income (Loss)	7,637	14,772	13,270	(4,892)
Income (loss) from Continuing Operations
per common share:
Basic	$ .27	$ .39	$ .43	$ (.20)
Diluted	.26	.39	.43	(.20)
Discontinued operations per common share:
Basic	$ .01	$ .15	$ .05	$ ---
Diluted	.01	.15	.05	---

Net income (loss) per common share:
Basic	.280	.540	.480	(.20)
Diluted	.270	.540	.480	(.20)

	1st	2nd	3rd	4th
2001	Quarter	Quarter	Quarter	Quarter

Net Revenues	$33,373	$33,438	$34,112	$38,248
Net Income (Loss)	9,889	(12,268)	(2,974)	5,290
Net income (loss) per common share:
Basic	.390	(.520)	(.140)	.200
Diluted	.360	(.520)	(.140)	.180

Quarterly financial information shown above for the second and third quarters of 2001 differs from amounts reported in the Form 10-Q for June 30, 2002 and September 30, 2002, due to discontinued operations in 2002. NHI believes the discontinued operations are not material to the 2001 financial statements; therefore, 2001 amounts in the table above have not been reclassified to reflect discontinued operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 5, 2002, the Board of Directors of National Health Investors, Inc. ("NHI") determined to dismiss its independent accountants, Arthur Andersen LLP ("Andersen"), effective immediately. The decision to terminate Andersen was approved by NHI's Board of Directors upon the recommendation of its Audit Committee.

During the two year period ended December 31, 2001, and for the subsequent period through the date hereof, there were no disagreements between NHI and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two year period ended December 31, 2001 and for the subsequent period through the date hereof.

The audit reports of Andersen on the consolidated financial statements of NHI and subsidiaries as of and for the two years in the period ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

NHI has requested Arthur Andersen LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A representative of Arthur Andersen LLP has informed NHI that Arthur Andersen LLP is no longer furnishing such letters.

On August 12, 2002, NHI announced the appointment of Ernst & Young LLP ("EY") as its independent accountants. This decision was approved by NHI's Board of Directors upon the recommendation of its Audit Committee.

During NHI's two year period ended December 31, 2001, and the subsequent period through the date hereof, NHI did not consult with EY regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

			Director
			Term
Name	Age	Position with the Company	Expires

W. Andrew Adams	57	Director and President	2005
Richard F. LaRoche, Jr.	57	Director and Secretary	2004
Robert T. Webb	58	Director	2003
Ted H. Welch	69	Director	2004
Robert G. Adams	56	Senior Vice President	----
Robert A. McCabe, Jr.	52	Director	2005
Donald K. Daniel	56	Vice President and Controller	----
Kenneth D. DenBesten	50	Vice President/Finance	----
Charlotte A. Swafford	55	Treasurer	----

W. Andrew Adams has been President and a director since NHI's inception in 1991. Mr. Adams has also been President and a director of National HealthCare Corporation ("NHC"), our Investment Advisor, since 1974. He also serves in these positions for National Health Realty, Inc., since its spin-off in late 1997. Mr. Adams serves on the Board of Directors of SunTrust Bank in Nashville, Tennessee, and Assisted Living Concepts, Inc. in Portland, Oregon. He has an M.B.A. from Middle Tennessee State University.

Richard F. LaRoche, Jr. has served as Secretary and a director since its inception in 1991. Mr. LaRoche has also been Secretary and General Counsel of NHC since 1971and Senior Vice President of NHC from 1986 through May 2002. He served in similar positions with National Health Realty, Inc. Mr. LaRoche is a board member of NHC and Z-Tel Technologies, Inc. (Audit Committee member) and Lodge Manufacturing Company. He received a J.D. from Vanderbilt University and an A.B. from Dartmouth College. Mr. LaRoche retired from management responsibilities with NHC, NHI and NHR in May 2002.

Robert T. Webb has served as a director of the Company since its inception in 1991. Mr. Webb is the owner of commercial buildings and rental properties in the Middle Tennessee area and is a subdivision developer. Mr. Webb is the President and the sole owner of Webb's Refreshments, Inc. which has been in operation serving the Middle Tennessee area since 1976. Mr. Webb attended David Lipscomb College and received a B.A. in business marketing from Middle Tennessee State University in 1969. Mr. Webb is a member of NHI's Audit Committee.

Ted H. Welch has served as a director of the Company since its inception in 1991. Mr. Welch serves on the Board of Directors of American Constructors, Inc., FirstBank, SSC Service Solutions, and U.S. Chamber of Commerce. Mr. Welch received a B.S. from the University of Tennessee at Martin and attended the Graduate School of Management at Indiana University. Mr. Welch is a member of NHI's Audit Committee.

Robert A. McCabe, Jr. has served as director of the Company since February 2001. Mr. McCabe is currently Chairman of Pinnacle Financial Partners in Nashville, Tennessee, but spent substantially all of his business life (March 1976-October 1999) as a senior officer of First American National Bank or its subsidiaries. His most recent positions were as Vice Chairman of the holding company and President of First American Enterprises. Mr. McCabe received his M.B.A. from the University of Tennessee and graduated from the Advanced Management Program of Harvard Business School. He serves on the Board of Directors of the Nashville Symphony, Chamber of Commerce, Boy Scouts of America, Ensworth School, Cheekwood Association and SSC Service Solutions. Mr. McCabe is Chairman of NHI's Audit Committee.

Robert G. Adams has served as Vice President since 1997. He is the brother of W. Andrew Adams. He is the Chief Operating Officer of NHC and serves on the Board of Directors of NHC and National Health Realty, Inc. He is responsible for oversight of all company due diligence reports and financial pro formas. He received a B.S. degree from Middle Tennessee State University.

Donald K. Daniel (Vice President and Controller) joined NHC , the Company's Investment Advisor, in 1977 as Controller. He received a B.A. degree from Harding University and an M.B.A. from the University of Texas. He is a certified public accountant.

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

Charlotte A. Swafford (Treasurer) has been Treasurer of NHC, the Company's Investment Advisor, since 1985. She joined NHC in 1973 and has served as Staff Accountant, Accounting Supervisor and Assistant Treasurer. She has a B.S. degree from Tennessee Technological University.

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

Kristin S. Gaines (Assistant Vice President/Finance) has been with NHC since 1998. She oversees portfolio compliance and reports on those issues monthly to the NHC Advisory Committee and quarterly to the Board of Directors. She has a B.S. and an M.B.A. from Middle Tennessee State University.

Item 11. Executive Compensation

Information about our Executive Officers and Board of Directors compensation, including stock option information, is set out in detail in our definitive 2003 Proxy Statement which is accompanying this Annual Report on Form 10-K. This information is incorporated by reference herein as though copied verbatim.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of December 31, 2002 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to own beneficially 5% or more of the outstanding shares, (b) by each director, and (c) by all executive officers and directors of the Company:
Names and Addresses	Number of Shares	Percentages of
of Beneficial Owners	Beneficially Owned(1)	Total Shares

W. Andrew Adams(2)	2,506,948	9.4%
801 Mooreland Lane
Murfreesboro, TN 37128

Richard F. LaRoche, Jr.(2)(3)	547,890	2.0%
2103 Shannon Drive
Murfreesboro, TN 37129

Robert A. McCabe, Jr.	2,473	*
211 Commerce Street, Suite 300
Nashville, TN 37201

Robert T. Webb(2)	183,059	*
149 MTCS Drive
Murfreesboro, TN 37129

Ted Welch(2)	81,727	*
611 Commerce, 29th Floor
Nashville, TN 37219

Robert G. Adams(2)	393,726	1.5%
2217 Battleground Drive
Murfreesboro, TN 37129

Donald K. Daniel(2)	149,952	*
1441 Haynes Drive
Murfreesboro, TN 37129

Kenneth D. DenBesten(2)	61,216	*
1610 Wexford Drive
Murfreesboro, TN 37129

Charlotte A. Swafford(2)	613,318	2.3%
915 East Main Street
Murfreesboro, TN 37130

All Executive Officers and	4,540,309	17.0%
Directors as a Group
(9 persons)

The Baupost Group, L.L.C.	1,382,185	5.2%
10 St. James Avenue, Suite 2000
Boston, MA 02116

________________
*Less than 1%.

(1) The percentages shown are based on 26,682,994 shares of Common Stock outstanding on December 31, 2002 plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange Act as disclosed by Vickers Stock Research Corporation. This is ownership for SEC purposes and not for purposes of real estate investment trust regulations.

(2) Includes -0- shares to Mr. W. A. Adams, 20,000 to Mr. R. Adams; 45,000 to Mr. Webb; 75,000 to Mr. Welch; -0- to Mr. McCabe; 20,000 to Mr. LaRoche; 20,000 to Mr. DenBesten; and 10,000 each to Ms. Swafford and Mr. Daniel , all of which may be acquired upon the exercise of stock options granted under the Company's 1997 Stock Option Plan.

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

The Mortgage Debt

In connection with NHC's conveyance of 43 of the Health Care Facilities (the "NHC Health Care Facilities") to the Company in 1991, we assumed debt of $120,400,000 (the "NHC Debt"). As of December 31, 2002, the aggregate principal balance of the remaining NHC debt was $25,242,000. NHC has agreed to indemnify and hold us harmless from certain costs and damages incurred in refinancing or so redeeming this debt, including closing or commitment fees, legal fees, and increased interest rates. Of the remaining $25,242,000 NHC Debt, $9,422,000 is secured debt encumbered by three of the Health Care Facilities received from NHC. This secured debt is self-amortizing debt with final maturities from 2003 through 2017.

Although we assumed the NHC Debt, NHC pays the principal and interest on this debt under the terms of the lease between NHC and NHI. Of the $9,422,000 of the NHC Debt which is secured by the HealthCare Facilities, $555,000 is guaranteed by NHC. Although there can be no assurance, we believe that NHC, or if NHC fails, NHI will be able to satisfy such debt when due. A default under such debt, if not waived or cured, could result in a loss of certain of our assets through foreclosure or other means. NHC has agreed to indemnify and hold us harmless from suffering any loss, liability or harm as a result of this cross-collateralization, regardless of the form of such loss, liability or harm.

The Guaranteed Debt

As a result of certain agreements entered into with NHC, NHI is not subject to cross-default provisions with other debt of NHC, NHR and National Health Corporation other than the $555,000 described above.

Operating Contracts

A subsidiary of NHC, our investment advisor, was retained by us in August 1999 to manage our eight New England properties. The properties have now been resold with NHI providing purchase mortgage financing. Additionally, effective February 1, 2000, we have transferred managerial control of four Washington state properties pursuant to an advisory agreement with another subsidiary of NHC. Finally, in July 2001, we retained NHC to manage the nine Missouri and Kansas properties on which we have foreclosed. Details of these properties can be found in the section entitled "Borrower Bankruptcy and Other Non-Performing Loans" and "Foreclosure and Other Troubled Properties". The operating advisory fee is, in our opinion, a market rate contract.

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

Option Exercise Loan Guaranty Program

We have implemented an option exercise loan guaranty program, the purpose of which is to facilitate Directors and key personnel exercising options to purchase NHI common stock. Pursuant to Board of Directors' resolution unanimously passed, each Director and Key Employee to whom options to purchase NHI common shares have been granted is eligible to obtain an NHI guaranty of up to $100,000 per year on loans made from commercial banking institutes, the proceeds of which are used to exercise NHI options. The guarantee is structured as follows: Option holders must pledge to NHI 125% of the loan amount in publicly traded stock as additional collateral for the guarantee; the option holder must personally guarantee the loan to the bank; the interest rate charged by the bank and all expenses pertaining to the loan are to be borne by the Director or Employee and the maximum outstanding amount of loan guarantees is $5,000,000. Furthermore, this facility is to have a one year term and be renewable at the Board's discretion. The table below indicates the current amount of loans outstanding by Directors of NHI individually and by all designated NHC employees collectively as of December 31, 2002. With passage of the Sarbanes/Oxley Act of 2002, programs of this nature are no longer authorized, and outstanding loans, guarantees or similar credit arrangements must be terminated on their due date.

	Current Loan	Maximum Loan	Commercial Bank
	Outstanding	Outstanding	Originating Loan

W. Andrew Adams	$ ---	$ ---	---
Richard F. LaRoche, Jr.	---	100,000	SouthTrust Bank
Robert T. Webb	---	---	---
Ted Welch	---	---	---
Robert G. Adams	---	---	---
NHC Employees	229,165	526,680	SouthTrust Bank

PART IV

Item 14. CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

CEO and PAO Certifications. Appearing immediately following the Signatures section of this Annual Report are the Certifications of the CEO and PAO as required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objection of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and PAO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and PAO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simply error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in condition, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and PAO require that the CEO and PAO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and PAO note that, since the date of the Controls Evaluation to the date of the Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and PAO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to National Health Investors, Inc. and its consolidated subsidiaries is made known to management, including the CEO and PAO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Item 15. Exhibits, Financial Statement Schedules, and Reports on

Form 8-K

FINANCIAL STATEMENTS AND SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements

The Consolidated Financial Statements are included as Exhibit 13 and are filed as part of this report.

2. Financial Statement Schedules

The Financial Statement Schedules and Reports of Independent Public Accountants and Independent Auditors on Financial Statement Schedules listed in the Index to Financial Statements are filed as part of this Form 10-K.

3. Exhibits

Exhibits required as part of this report are listed in the Exhibit Index.

(b) Reports on Form 8-K. - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Murfreesboro, State of Tennessee, on the 12th day of March, 2003.

NATIONAL HEALTH INVESTORS, INC.

BY: /s/ W. Andrew Adams
W. Andrew Adams
President and Director
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

Signature	Title	Date

/s/ W. Andrew Adams	President & Director
W. Andrew Adams	Chief Executive Officer	March 12, 2003

/s/ Donald K. Daniel	Vice President and Controller
Donald K. Daniel	Principal Accounting Officer	March 12, 2003

/s/ Robert T. Webb
Robert T. Webb	Director	March 12, 2003

/s/ Ted H. Welch
Ted H. Welch	Director	March 12, 2003

/s/ Robert A. McCabe, Jr.
Robert A. McCabe, Jr.	Director	March 12, 2003

CERTIFICATION

I, W. Andrew Adams, certify that:

1. I have reviewed this annual report on Form 10-K of National Health Investors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003
/s/ W. Andrew Adams
W. Andrew Adams
Chairman and President
Chief Executive Officer

CERTIFICATION

I, Donald K. Daniel, certify that:

1. I have reviewed this annual report on Form 10-K of National Health Investors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003
/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

NATIONAL HEALTH INVESTORS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2002

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
Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of
Cash Flows
Consolidated Statements of
Stockholders' Equity
Notes to Consolidated Financial
Statements
Financial Statement Schedules

23	Consent of Independent Auditors	Filed Herewith

EXHIBIT 13

NATIONAL HEALTH INVESTORS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

Report of Independent Public Accountants - Arthur Andersen LLP

Report of Independent Auditors - Ernst & Young LLP

Consolidated Balance Sheets-December 31, 2002 and 2001

Consolidated Statements of Income-For the Years Ended

December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows-For the Years Ended

December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders' Equity-For the

Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Financial Statements Schedules

Report of Independent Public Accountants on Consolidated Financial

Statement Schedules - Arthur Andersen LLP

Report of Independent Auditors on Consolidated Financial Statement

Schedules - Ernst & Young LLP

Schedule II Valuation and Qualifying Accounts

Schedule III Real Estate and Accumulated

Depreciation

Schedule IV Mortgage Loans on Real Estate

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The below report is a copy of the report previously issued by Arthur Andersen LLP in conjunction with its audits of National Health Investors, Inc. and Subsidiaries as of, and for the three-year period ended, December 31, 2001. A copy of this report has been provided as required by the American Institute of Certified Public Accountant's Interpretation of Statement on Auditing Standards No. 58, Reports on Audited Financial Statements, and guidance issued by the Securities and Exchange Commission in response to the indictment of Arthur Andersen LLP in March 2002. During 2002, Arthur Andersen LLP substantially ceased operations, including providing auditing and accounting services to public companies, and, as such, has not reissued this report. Additionally, Arthur Andersen LLP has not consented to the use of this audit report. Accordingly, limitations may exist on (a) investor's rights to sue Arthur Andersen LLP under Section 11 of the Securities Act for false and misleading financial statements, if any, and the effect, if any, on the due diligence defense of directors and officers, and (b) investor's legal rights to sue and recover damages from Arthur Andersen LLP for material misstatements or omissions, if any, in any registration statements and related prospectuses that include, or incorporate by reference, financial statements previously audited by Arthur Andersen LLP.

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

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of National Health Investors, Inc.:

We have audited the accompanying consolidated balance sheet of National Health Investors, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of National Health Investors, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 28, 2002 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Health Investors, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Nashville, Tennessee

January 23, 2003

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

December 31,	2002	2001

Assets
Real estate properties:
Land	$ 33,805	$ 34,054
Buildings and improvements	367,981	371,095
Construction in progress	1,263	4,334
	403,049	409,483
Less accumulated depreciation	(98,655)	(86,217)
Real estate properties, net	304,394	323,266
Mortgage and other notes receivable, net	201,236	222,459
Investment in preferred stock	38,132	38,132
Investments in real estate mortgage investment conduits	36,366	36,366
Cash and cash equivalents	43,062	13,603
Marketable securities	15,763	27,273
Accounts receivable	6,857	8,355
Deferred costs and other assets	5,254	3,176
Total Assets	$651,064	$672,630

Liabilities
Unsecured public notes	$100,000	$100,000
Debt	61,763	64,464
Convertible subordinated debentures	41,633	62,643
Accounts payable and other accrued expenses	28,511	24,930
Accrued interest	4,592	5,143
Dividends payable	9,339	11,702
Deferred income	4,797	5,955
Total Liabilities	250,635	274,837

Commitments and guarantees

Stockholders' Equity
Cumulative convertible preferred stock, $.01 par value;
10,000,000 shares authorized;
747,994 shares issued and outstanding; stated at liquidation
preference of $25 per share	18,700	18,700
Common stock, $.01 par value; 40,000,000 shares authorized;
26,682,994 and 26,004,318 shares, respectively, issued and
outstanding	266	260
Capital in excess of par value	440,360	435,399
Cumulative net income	458,613	427,826
Cumulative dividends	(516,632)	(477,890)
Unrealized losses on marketable securities, net	(878)	(6,502)
Total Stockholders' Equity	400,429	397,793

Total Liabilities and Stockholders' Equity	$651,064	$672,630

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.
NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

Year Ended December 31,	2002	2001	2000

Revenues:
Mortgage interest income	$ 29,891	$ 25,545	$ 37,894
Rental income	48,241	46,020	47,525
Investment interest and other income	6,655	4,081	10,818
Facility operating revenue	86,996	63,525	51,277
	171,783	139,171	147,514
Expenses:
Interest expense	17,000	20,100	28,539
Depreciation of real estate	16,155	14,658	14,172
Amortization of loan costs	738	1,088	1,165
Legal expense	652	1,453	1,011
Franchise and excise taxes	337	256	705
General and administrative	2,426	3,302	3,462
Loan, realty and security losses	23,055	35,559	14,707
Facility operating expenses	86,309	62,818	50,029
	146,672	139,234	113,790

Income (Loss) From Continuing Operations	25,111	(63)	33,724

Discontinued Operations
Operating income - discontinued operations	593	---	---
Gain on sales of real estate	5,083	---	---
	5,676	---	---

Net income (loss)	30,787	(63)	33,724

Dividends to preferred stockholders	1,589	1,881	1,814

Net income (loss) applicable to common stock	$ 29,198	$ (1,944)	$ 31,910

Income (loss) from Continuing Operations per common share:
Basic	$ .89	$ (.08)	$ 1.31
Diluted	.89	(.08)	1.31

Discontinued operations per common share:
Basic	$ .21	$ ---	$ ---
Diluted	.21	---	---

Net income (loss) per common share:
Basic	$ 1.10	$ (.08)	$ 1.31
Diluted	1.10	(.08)	1.31

Weighted average common shares outstanding:
Basic	26,453,053	24,466,850	24,383,932
Diluted	26,853,420	24,466,850	24,564,873

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.
NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)

Year Ended December 31,	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$ 30,787	$ (63)	$ 33,724
Depreciation of real estate	16,383	14,658	14,172
Provision for loan, realty and security losses	23,055	35,559	14,707
Net gain on sales of real estate	(4,985)	---	---
Realized (gain) loss on sales of marketable securities	(34)	1,922	---
Amortization of loan costs	738	1,088	1,165
Interest on debenture conversions	37	135	10
Deferred income received	---	---	68
Amortization of bond discount	(484)	(23)	---
Amortization of deferred income	(1,094)	(1,315)	(939)
Amortization of discount on investments	---	---	(2,727)
(Increase) decrease in accounts receivable	1,498	(827)	(220)
Increase in deferred costs and other assets	(2,841)	(221)	(2,217)
Increase in accounts payable and accrued liabilities	3,029	8,850	5,867
Net cash provided by operating activities	66,089	59,763	63,610

Cash flows from investing activities:
Investment in mortgage and other notes receivable	(20,524)	(5,818)	(28,344)
Collection of mortgage notes receivable	7,415	5,352	43,588
Prepayment of mortgage notes receivable	20,412	26,349	4,027
Acquisition of and construction of real estate properties, net	(3,461)	(1,941)	(3,202)
Disposition of property and equipment, net	13,107	---	---
Sales of marketable securities, net	6,279	17,922	13,115
Net cash provided by investing activities:	23,228	41,864	29,184

Cash flows from financing activities:
Payments on credit facilities	---	(83,000)	(23,545)
Proceeds from debt	713	9,630	823
Payments on debt	(3,414)	(14,464)	(11,488)
Proceeds from (payments on) convertible
subordinated debentures	(16,574)	(37,790)	20,000
Dividends paid to stockholders	(41,105)	(1,881)	(51,058)
Sale (repurchase) of cumulative convertible preferred stock	---	(3,000)	3,000
Sale (repurchase) of common stock	522	(4,768)	---
Net cash used in financing activities	(59,858)	(135,273)	(62,268)

Increase (decrease) in cash and cash equivalents	29,459	(33,646)	30,526
Cash and cash equivalents, beginning of period	13,603	47,249	16,723
Cash and cash equivalents, end of period	$ 43,062	$ 13,603	$ 47,249

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.
NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

							Capital in			Unrealized Losses	Total
	Cumulative Convertible Preferred Stock				Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities, Net	Equity
	At $25 per share		At $12 per share
Balance at 12/31/99	748,694	$ 18,717	---	$ ---	24,382,987	$244	$425,963	$394,165	$(431,282)	$(15,167)	$392,640
Net income	---	---	---	---	---	---	---	33,724	---	---	33,724
Unrealized gains on marketable
securities, net	---	---	---	---	---	---	---	---	---	790	790
Total comprehensive income											34,514
Shares sold	---	---	250,000	3,000	---	---	---	---	---	---	3,000
Shares issued in conversion of
convertible debentures to common
stock	---	---	---	---	8,537	---	280	---	---	---	280
Shares issued in conversion of
preferred stock to common stock	(700)	(17)	---	---	633	---	17	---	---	---	---
Dividends to common share-							---	---	(31,211)	---	(31,211)
holders ($1.28 per share)	---	---	---	---	---	---
Dividends to preferred
shareholders	---	---	---	---	---	---	---	---	(1,814)	---	(1,814)
Balance at 12/31/00	747,994	18,700	250,000	3,000	24,392,157	244	426,260	427,889	(464,307)	(14,377)	397,409
Net loss	---	---	---	---	---	---	---	(63)	---	---	(63)
Unrealized gains on marketable
securities, net	---	---	---	---	---	---	---	---	---	7,875	7,875
Total comprehensive income											7,812
Shares sold	---	---	---	---	15,000	---	149	---	---	---	149
Shares repurchased	---	---	(250,000)	(3,000)	(381,077)	(4)	(4,914)	---	---	---	(7,918)
Shares issued in conversion of
convertible debentures to common
stock	---	---	---	---	1,978,238	20	13,904	---	---	---	13,924
Dividends to common shareholders
($.45 per share)	---	---	---	---	---	---	---	---	(11,702)	---	(11,702)
Dividends to preferred shareholders	---	---	---	---	---	---	---	---	(1,881)	---	(1,881)
Balance at 12/31/01	747,994	18,700	---	---	26,004,318	260	435,399	427,826	(477,890)	(6,502)	397,793
Net income	---	---	---	---	---	---	---	30,787	---	---	30,787
Change in unrealized losses on market-
able securities, net	---	---	---	---	---	---	---	---	---	5,624	5,624
Total comprehensive income											36,411
Shares sold	---	---	---	---	45,000	---	522	---	---	---	522
Shares issued in conversion of con-
vertible debentures to common stock	---	---	---	---	633,676	6	4,439	---	---	---	4,445
Dividends to common shareholders
($1.40 per share)	---	---	---	---	---	---	---	---	(37,153)	---	(37,153)
Dividends to preferred shareholders
($2.125 per share)	---	---	---	---	---	---	---	---	(1,589)	---	(1,589)
Balance at 12/31/02	747,994	$ 18,700	---	$ ---	26,682,994	$266	$440,360	$458,613	$(516,632)	$ (878)	$400,429

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001, and 2000

Note 1. Organization

National Health Investors, Inc. ("NHI" or the "Company") is a Maryland real estate investment trust ("REIT") that was incorporated on July 24, 1991. NHI's revenue is derived from interest income on mortgage loans, from rent generated on leased properties, from income on other investments and from the operations of long-term health care facilities on which NHI has foreclosed or has accepted deeds in lieu of foreclosure. NHI invests in health care properties including long-term care centers, acute care hospitals, medical office buildings, assisted living facilities and retirement centers. These properties are located throughout the United States and are operated by qualified health care providers.

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

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), NHI evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, NHI reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

Mortgage and Other Notes Receivable - In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15" ("SFAS 114"), NHI evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis. On a quarterly basis, NHI reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

The primary difference between NHI's tax basis and the reported amounts of NHI's assets and liabilities is a higher book basis than tax basis in its real estate properties by approximately $10,787,000.

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

Concentration of Credit Risks - NHI's credit risks primarily relate to cash and cash equivalents, investments in preferred stock, real estate mortgage investment conduits and mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The investments in real estate mortgage investment conduits relate to a participating interest in two real estate mortgage investment conduits as discussed in Note 8. Mortgage and other notes receivable relate primarily to secured loans with health care facilities as discussed in Note 4. The investment in preferred stock is in one entity as discussed in Note 6.

NHI's financial instruments, principally its investments in preferred stock and real estate mortgage investment conduits and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHI obtains various collateral and other protective rights, and continually monitors these rights in order to reduce such possibilities of loss. NHI evaluates the need to provide for reserves for potential losses on its financial instruments based on management's periodic review of its portfolio on an instrument by instrument basis. See Notes 4, 6, and 8 for additional information on the notes receivable and investments in preferred stock and real estate mortgage investment conduits.

Marketable Securities - NHI's investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

NHI evaluates its marketable securities for other-than-temporary impairments consistent with the provisions of SFAS 115.

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

Rental Income - Rental income is recognized by NHI based on the terms of NHI's leases. Under certain of its leases, NHI receives additional contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter. NHI recognizes contingent rent annually or quarterly, as applicable, when, based on the actual revenues of the lessee, receipt of such income is assured. The Company's policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the income is received.

Mortgage Interest Income - Mortgage interest income is recognized by NHI based on the interest rates and principal amounts outstanding of the mortgage notes receivable. Under certain of its mortgages, NHI receives additional contingent interest, which is based on the increase in the current year revenues of a borrower over a base year. NHI recognizes contingent interest income annually when, based on the actual revenues of the borrower, receipt of such income is assured. Mortgage interest income includes prepayment penalties, which are recognized into income upon prepayment of notes receivable. NHI identifies loans as non-performing if a required payment is not received within 30 days of the date it is due. The Company's policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the income is received.

Investment Interest and Other Income - Investment interest and other income includes dividends and interest received from investments in preferred stock and marketable securities, realized gains and losses on sales of marketable securities, interest on cash and cash equivalents and amortization of deferred income.

Facility Operating Revenue - Facility operating revenue is generated from the long-term health care facilities on which NHI has foreclosed or has accepted deeds in lieu of foreclosure or otherwise has obtained possession. With certain elections, unqualified income generated by these foreclosure properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status. NHI has engaged subsidiaries of National HealthCare Corporation ("NHC") to manage these foreclosure properties. Approximately 75% of NHI's facility operating revenue in 2002, 2001 and 2000 is derived from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on fixed rates subject to program cost ceilings. Facility operating revenues are recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. These allowances and discounts were $18,754,000, $1,986,000, and $15,454,000 in 2002, 2001 and 2000, respectively. Amounts earned under Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in facility operating revenue in the year finalized.

Foreclosures - NHI records the assets received and liabilities assumed during foreclosures at their estimated fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

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

Segment Disclosures - Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the manner in which public business enterprises report information about operating segments. Management believes that substantially all of NHI's operations comprise one operating segment.

New Accounting Pronouncements - From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument (including a derivative embedded in a hybrid instrument) be recorded in the balance sheet as either an asset or liability and measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHI adopted SFAS 133, as amended, effective January 1, 2001. SFAS 133, as amended, has not had a material effect on NHI's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing the measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 also broadens the scope of defining discontinued operations. NHI adopted SFAS 144 on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its 2002 consolidated statement of income, the revenues and expenses of two medical office buildings that NHI sold during 2002 and the related gains on the sales. The 2001 and 2000 financial statements have not been reclassified to reflect discontinued operations as the revenues and expenses of these two medical office buildings were not material to the 2001 and 2000 financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses From Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As permitted, NHI elected to adopt SFAS 145 effective January 1, 2002. As a result, gains of $625,000 on the retirement of convertible subordinated debentures during 2002 have been included in investment interest and other income.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-6"). SOP 0106 is effective for fiscal years beginning after December 15, 2001, and we have adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on our financial position, results of operations or cash flows.

Note 3. Real Estate Properties

The following table summarizes NHI's real estate properties by type of facility and by state as of December 31, 2002:

(Dollar amounts in thousands)

			Buildings,
			Improvements &		Mortgage
	Number of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 2,539	$ 1
Arizona	1	453	6,678	1,087	---
Florida	5	2,540	38,726	13,747	1,689
Georgia	1	52	865	618	---
Idaho	1	122	2,492	439	---
Kansas	5	354	9,286	615	---
Kentucky	3	258	2,900	1,616	---
Massachusetts	4	1,189	17,240	4,962	---
Missouri	9	1,887	34,522	10,254	---
New Hampshire	3	1,483	21,642	6,122	---
South Carolina	3	572	11,544	5,904	8,576
Tennessee	21	2,182	45,067	20,723	9,661
Texas	6	1,980	42,709	2,463	25,637
Virginia	1	176	2,510	1,112	---
Washington	3	1,604	7,705	2,017	---
Total Long-Term Care	68	14,947	249,051	74,218	45,564

Acute Care:
Kentucky	1	540	10,163	2,350	---
Total Acute Care	1	540	10,163	2,350	---

Medical Office Buildings:
Florida	1	170	3,349	1,178	---
Illinois	1	---	1,925	235	---
Louisiana	1	---	3,487	1,374	---
Texas	2	631	9,677	2,489	---
Total Medical Office
Buildings	5	801	18,438	5,276	---

Assisted Living:
Arizona	4	1,757	13,622	1,332	---
Florida	5	7,096	28,144	5,206	---
New Jersey	1	4,229	13,030	2,705	---
North Carolina	1	216	1,956	92	---
South Carolina	1	344	2,877	285	---
Tennessee	3	893	7,061	680	---
Texas	1	2,094	9,091	1,799	---
Total Assisted Living	16	16,629	75,781	12,099	---

Retirement Centers:
Idaho	1	243	4,182	710	---
Missouri	1	353	3,172	1,292	---
New Hampshire	1	218	2,813	873
Tennessee	2	74	5,644	1,837	---
Total Retirement Centers	5	888	15,811	4,712	---
Total	95	$33,805	$369,244	$98,655	$45,564

We had certain letters of credit of $10,835,000 that matured during 2001. As a result, we purchased at face value all of the outstanding first mortgage tax exempt bonds that were secured by the letters of credit. In regard to our investment in and liability under these first mortgage bonds, we have a legal right of offset. Therefore, the first mortgage bonds purchased, having a balance of $10,030,000 and $10,835,000 at December 31, 2002 and 2001, respectively, offset NHI's debt obligations in the consolidated balance sheets and are not included in the table above.

Certain of NHI's real estate properties are pledged as collateral on individual mortgage notes payable, as noted in the table above.

The following table summarizes NHI's real estate properties by leased facilities and operating facilities:

(Dollars in thousands)
	2002			2001
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 28,140	$ 5,665	$ 33,805	$ 28,012	$ 6,042	$ 34,054
Buildings and improvements	298,291	69,690	367,981	303,714	67,381	371,095
Construction progress	816	447	1,263	4,219	115	4,334
	327,247	75,802	403,049	335,945	73,538	409,483
Less accumulated depreciation	(83,419)	(15,236)	(98,655)	(75,924)	(10,293)	(86,217)
Real estate properties, net	$243,828	$ 60,566	$304,394	$260,021	$ 63,245	$323,266

For the years ended December 31, 2002, 2001 and 2000, NHI capitalized interest costs during construction periods of $78,000, $222,000, and $191,000, respectively.

Foreclosure and Other Troubled Real Estate Properties

We are treating the Washington State, New England, Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities was transferred to a subsidiary of NHC. The Highline Care Center in Seattle, Washington was sold in June 2002 for net proceeds of $882,000. This facility had been closed since December 2000. The resulting loss on the sale of $98,000 has been reflected in the investment income caption of the December 31, 2002 consolidated statements of income. Based on our impairment analyses for these four facilities, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of the remaining three properties at December 31, 2002 of $7,293,000 is realizable.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. We retained NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. No deposits have been received to date. Management believes that the carrying amount of these properties at December 31, 2002 of $32,628,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded, through foreclosure, possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC has been engaged to manage these facilities. During 2001, prior to the foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at December 31, 2002 of $20,635,000 is realizable.

Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us consisting of four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on its rent payment and NHI immediately terminated the leases and arranged for new lessees. We have filed suit for damages against Alterra. The new lessees took possession of the centers during the late spring and summer of 2001. Under the terms of the new leases, we experienced reduced rental income in 2001 and 2002. Lease income for 2002 and 2001 was $750,000 and $851,000, respectively. Based on the rental payments received and expected to be received, and our impairment analyses, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at December 31, 2002 of $32,638,000 is realizable.

Integrated Health Services, Inc. ("IHS") - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, we recorded a $3,000,000 write-down of our note receivable. We believe that the carrying amount of our net investment in these properties of approximately $19,100,000 at December 31, 2002 is realizable. IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a three year old, 110 unit assisted living facility in Charlotte, North Carolina. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. In June 2002, the owner and corporate guarantor surrendered possession, provided a deed in lieu of foreclosure to us, made tax payments current, paid $1,016,000 toward the debt and deeded to us an unimproved parcel of land in another state. As a result, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosed real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we experienced reduced revenue in 2002 compared to 2001.

Marriott Brighton Gardens - During the fourth quarter of 2002, Marriott Senior Living Services ("Marriott") announced its intent to discontinue its operations in the assisted living market and notified NHI that Marriott would be terminating its lease with NHI on four facilities, two of which are located in Florida, one in Texas, and one in New Jersey. Marriott will continue to operate the facilities until June 2003 while NHI negotiates the sale or lease of these four facilities to new operators. We believe that the carrying amount of our net investment in these properties of $45,573,000 at December 31, 2002 is realizable. This carrying value, however, will be directly impacted by our success in selling and/or re-leasing the facilities.

Note 4. Mortgage and Other Notes Receivable

The following is a summary of mortgage and other notes receivable by type:

	December 31
	2002	2001
Mortgage loans	$176,492,000	$219,104,000
Term loans	3,254,000	3,355,000
Other loans	21,490,000	---
	$201,236,000	$222,459,000

The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2002:

	Number		Principal
Final Payment Date	of Loans	Payment Terms	Amount
Mortgage Loans:
2003	1	Monthly payments of $252,000, which include interest at 10.00%.	$ 24,550,000
		Balloon payment due at maturity.

2006	1	Monthly payments of $227,000, which include interest at
		11.10%, adjusted annually to include principal and interest at a
		rate equal to .15% above the previous year's rate. Balloon
		payment due at maturity.	18,518,000

2009	1	Monthly payments of $535,000, which include interest at
		10.50%. Contingent interest related to a percentage of the
		facilities' annual increase in revenue over a base year is due
		annually. Balloon payment due at maturity. As discussed below,
		NHI foreclosed on this mortgage loan subsequent to
		December 31, 2002.	28,855,000

2008	1	Monthly payments of $187,000, which include interest at 10.25%.
		Balloon payment due at maturity. As discussed below, NHI
		foreclosed on this mortgage loan subsequent to December 31, 2002.	13,069,000

2009	2	Monthly payments of $201,000, which include interest at 9.5%.
		Contingent interest related to a percentage of the facilities'
		annual increase in revenue over a base year is due annually.
		Balloon payment due at maturity.	16,716,000

2010	1	Monthly payments of $185,000, which include interest at
		11.95%. The interest rate will escalate .1% per year through
		September 1, 2005, the anniversary date of the note. Effective
		September 1, 2005, the monthly payment will be adjusted to
		include interest at the greater of 12.25% or the rate that five-
		year United States securities yield plus 4.5%.	11,139,000

2005-2006	2	Monthly payments from $69,000 to $101,000, which include
		interest at 11.70% to 11.95%. Principal outstanding of
		$3,550,000 and $4,832,000.	8,382,000

2003	1	Monthly payment of $40,000, which includes interest at 10.52%.	1,126,000

2007	1	Monthly payment of $91,000, which includes interest at 10.50%.	6,606,000

2003-2008	6	Monthly payments from $12,000 to $26,000, which include interest
		at prime plus 2% to 11.7%. Principal outstanding ranges from
		$345,000 to $2,522,000.	10,371,000

2003-2006	7	Monthly payments from $12,000 to $57,000, which include
		interest at 10.35% to 11.50%. Principal outstanding ranges from
		$3,657,000 to $5,176,000.	23,767,000

2009	2	Monthly payments from $65,000 to $70,000, which include
		interest at 9.5% to 10.40%. Principal outstanding ranges from
		$5,853,000 to $7,540,000.	13,393,000

Term Loans:
2019	3	Monthly payments of $29,000, which include interest at 7.5%.	3,254,000

Other Loans:
2012	1	Non-recourse promissory note, interest at LIBOR plus .5%	5,818,000
		(See Note 7).

2016	1	Note receivable from National Health Realty, Inc.
		Monthly payments of $172,000, which include
		interest at 8.8%.	15,672,000
			$201,236,000

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

Note Receivable from National Health Realty, Inc.

Effective December 31, 2002, in exchange for an equal amount of cash, National Health Realty, Inc. ("NHR") transferred to us three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding of $15,672,000. The transfer agreement with NHR includes provisions that, beginning January 2, 2004, allow us the ability to put to NHR the transferred notes at any time at a price equal to the outstanding principal and interest balance or require NHR to make debt service payments if not made by the debtors. The agreement also provides that NHR may repurchase after July 1, 2003, the notes from us at a price equal to the then outstanding principal and interest balance. Consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), we have accounted for the transfer of the notes receivable from NHR as a loan to NHR rather than as a purchase of the notes. As a result, we have recognized notes receivable from NHR on our consolidated balance sheet as of December 31, 2002 and will recognize interest income from NHR. NHR is another REIT to which NHC provides advisory services.

Sale of Previously Foreclosed Properties

Care Foundation of America - On December 30, 1999, NHI purchased from the borrowers for approximately $25,900,000 (the then current loan balance) all of the real estate, property and equipment of six long-term health care facilities in Florida. NHI also received on December 30, 1999, the accounts receivable of the facilities approximating $2,200,000 as consideration for unpaid interest on the mortgage loan. The purchase was undertaken in lieu of foreclosure. Effective January 1, 2000, NHI sold to Care Foundation of America, Inc. ("Care") all of the real estate, property and equipment of the six long-term health care facilities. The sale price was $25,900,000, which was NHI's basis in the properties. Care assumed the first mortgage which had previously been owed by the properties. In accordance with the provisions of SFAS 66, NHI has accounted for this sale under the installment method. The note receivable from Care bears interest at 10.25% and is collateralized by first and second mortgages on the six long-term health care facilities and the corporate guarantee of NHC for up to $3,000,000 of principal and interest. During 2002, 2001 and 2000, NHI recognized $2,520,000, $2,562,000 and $2,615,000, respectively of mortgage interest income on this note receivable under the installment method.

Borrower Bankruptcy and Other Non-Performing Loans

Autumn Hills Convalescent Centers, Inc. - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, confirmed on January 28, 2002, required the debtor to reaffirm the original debt and accrued interest and commence monthly payments on April 10, 2002, which it did until October of 2002, at which time the borrower advised us that payments could no longer be made. We applied $1,600,000 of interest payments received in the third quarter of 2002 against our loan balance, and we initiated foreclosure action during the fourth quarter. Our net receivable balance at December 31, 2002, including working capital advances of $2,200,000 in the fourth quarter and the above writedowns and principal reductions, is $28,855,000, which amount we believe is realizable. Subsequent to December 31, 2002, NHI received the projects through foreclosure and then sold the facilities to an unrelated not-for-profit entity, providing seller financing. The new borrower is required to resume monthly principal and interest payments during the first quarter of 2003. The average recorded investment in the Autumn Hills loan was $30,026,000, $40,180,000, and $50,263,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The related amount of interest income recognized on the loan was $2,204,000, $920,000 and $2,669,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Two New Jersey Centers - We loaned approximately $18,373,000 to the owners of two New Jersey facilities that opened in early 2000. The facilities have generated negative net operating income since opening and have not made loan payments since July 2001. We have the limited personal guarantees of the owners. Based on these events and SFAS 114 analyses, we recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors. On November 6, 2002, the borrowers filed for reorganization under Chapter 11 of the bankruptcy code; however, this action was overturned by the bankruptcy court and NHI continued its foreclosure action. Management believes the collateral supports the carrying amount of $13,069,000 of this loan at December 31, 2002. Subsequent to December 31, 2002, NHI received these properties through foreclosure and immediately leased the facilities to a new operator who brought past due property taxes current and agreed to monthly lease payments. The average recorded investment in this loan was $13,069,000, $15,825,000, and $19,267,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The related amount of interest income recognized on the loan was $-0-, $1,078,000 and $2,094,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

American Medical Associates, Inc. ("AMA") - Two first mortgage loans totaling $13,646,000 to AMA are secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Payments to NHI are not current and, as a result, interest on these loans is being charged at the default rate of interest. Only interest that is received is being recognized as revenue. The facilities' operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,200,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $8,382,000 at December 31, 2002, is supported by the value of the collateral. Subsequent to December 31, 2002, the borrower filed for bankruptcy protection. The average recorded investment in the AMA loan was $11,144,000, $14,080,000, and $14,948,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The related amount of interest income recognized on the loan was $1,233,000, $1,679,000, and $1,801,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Ashton Woods - We hold 75%, or $4,126,000, of a $5,500,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation, which filed for bankruptcy on December 20, 2002. This loan matured in January 2002 and was extended through January 2003. Additionally, the facility had a ban on new admissions during 2001 which negatively impacted operating results during 2002. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $3,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $1,126,000 at December 31, 2002 was supported by the value of the collateral. The average recorded investment in the Ashton Woods loan was $2,647,000, $4,368,000, and $4,620,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The related amount of interest income recognized on the loan was $508,000, $472,000, and $494,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximately $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by an affiliate of Centennial HealthCare Corporation, which filed for bankruptcy protection on December 20, 2002. Although all payments to NHI are current, payments are consistently made after the due date. Additionally, the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying value amount of $6,606,000 at December 31, 2002 is supported by the value of the collateral. The average recorded investment in the Midwest Nursing Home Investors, Inc. loan was $7,680,000, $8,808,000, and $9,072,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The related amount of interest income recognized on the loan was $901,000, $906,000, and $970,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by properties which are operated by Allgood. The first loan, with an outstanding balance of approximately $14,616,000 before writedown, is secured by first mortgages on four nursing homes in Georgia, which are owned by an employee stock ownership trust. The second loan, secured by a first mortgage on a Tucker, Georgia nursing home, had an outstanding balance of approximately $7,100,000 before writedown. Both of these loans secured by the five nursing homes are guaranteed by the estates of the principals of the operator. In addition to certain technical defaults, the borrower failed to maintain a $300,000 letter of credit as required in the loan documents and failed to make the required debt service payments during the third and fourth quarters of 2002. Accordingly, the loans have been declared in default and the principal amount due has been accelerated. As a result of these events, the borrowers have threatened to file for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in 2002. Management believes that the remaining carrying amount of $16,716,000 at December 31, 2002 is supported by the value of the collateral. Subsequent to December 31, 2002, the borrower filed bankruptcy. The average recorded investment in the Allgood loan was $19,217,000, $22,109,000, and $22,416,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The related amount of interest income recognized on the loan was $1,422,000, $2,126,000, and $2,165,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 5. Disclosures about Fair Value of Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About the Fair Value of Financial Instruments", NHI calculates the fair values of financial instruments using quoted market prices and discounted cash flow techniques. At December 31, 2002 and 2001, with the exception of the financial instruments listed below, there were no material differences between the carrying amounts and fair values of NHI's financial instruments.
(in thousands)
December 31,	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Marketable securities	$15,763	$15,216	$ 27,273	$ 25,333
Convertible subordinated debentures	(41,633)	(21,058)	(62,643)	(35,373)

Note 6. Investment in Preferred Stock

In September 1998, NHI purchased two million shares of the cumulative preferred stock of another REIT. The nonvoting preferred stock is convertible into common stock at a 1:1 ratio. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. The preferred stock is not redeemable by NHI or the issuer. The preferred stock, which is not listed on a stock exchange, is considered a nonmarketable security accounted for under SFAS 115 and is recorded at cost in the consolidated balance sheets. Amounts received from the 8.5% coupon rate are recorded as investment income when earned.

Note 7. Investment in Marketable Securities

Our investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
December 31,	2002		2001
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale	$11,678	$10,800	$15,965	$ 9,463
Held to maturity	4,963	4,416	17,810	15,870
	$16,641	$15,216	$33,775	$25,333

Our available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates. Our held to maturity marketable securities consist of convertible corporate bonds maturing from 2008 through 2012. Held to maturity securities of $1,405,000 matured in 2001.

Proceeds from the sale of investments in held to maturity securities during the year ended December 31, 2002 were $5,620,000 (excluding the proceeds from the sale of ALC convertible debentures discussed below). Gross investment gains of $34,000 were realized on these sales during the year ended December 31, 2002.

Proceeds from the sale of investments in available for sale securities during the year ended December 31, 2001 were $12,833,000. Gross investment losses of $1,922,000 were realized on these sales during the year ended December 31, 2001.

Assisted Living Concepts, Inc. Convertible Debentures - During 1999 and 2001, NHI purchased approximately $29,707,000 face amount of certain convertible debentures issued by Assisted Living Concepts, Inc. ("ALC") at a discount of approximately $13,771,000. As a result of ALC declaring bankruptcy on October 1, 2001, we, in accordance with the provisions of SFAS 115, measured and recorded an other-than-temporary decline in value of our investment of $5,709,000 at December 31, 2001.

During 2002, in order to protect our status as a REIT, we sold a portion of our investments in ALC convertible debentures to an employee of our investment advisor, NHC. Proceeds included a note receivable of $5,818,000 after a cash payment of $650,000 received in 2001. No gain or loss was realized on this sale during 2002. Our collateral on the note consists of the underlying securities. As a result, the note receivable is subject to a risk of accounting loss if the underlying value of the collateral declines below the carrying value of the note receivable. The note is a non-recourse promissory note which bears interest at a variable rate (LIBOR plus .5%) and provides for periodic escalation of the rate. The note matures June 30, 2012.

The carrying value but not the face amount of the ALC debentures owned by us was reduced by $659,000 related to a securities litigation settlement during 2002. ALC debentures with a face amount of $406,000 and carrying value of $372,000 were called by ALC in October 2002.

LTC Properties, Inc. Common Stock - During 1998 and 1999, NHI purchased 774,800 shares of LTC Properties, Inc. common stock for $10,762,000. As a result of an other than temporary impairment in value of its investment and in accordance with the provision of SFAS 115, NHI has recognized a $5,555,000 realized loss on this investment during the year ended December 31, 2002. NHI believes that the carrying value of this investment of $5,207,000 at December 31, 2002 is realizable.

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

1993 REMIC - During 2000, we were informed by the servicer of the 1993 REMIC that Mariner Health Care ("Mariner" and one of the borrowers within the 1993 REMIC) had declared bankruptcy and was not making the required debt service payments. As a result, we wrote off $2,246,000 of the 1993 REMIC value.

At December 31, 2002, the net carrying value of the 1993 REMIC is $30,020,000. Prior to 2002, we received $1,556,000 of interest payments from the master servicer of the 1993 REMIC that was not recorded as interest income during those periods because of a potential repayment obligation to the servicer of the 1993 REMIC. However, in May 2002, Mariner reached a settlement with the servicer of the 1993 REMIC, made payments missed in prior periods, and began making principal and interest payments in June 2002. As a result, NHI's repayment obligation was reduced by $1,556,000, resulting in the recognition of $1,556,000 of interest income during 2002 and leaving no repayment obligation related to the 1993 REMIC at December 31, 2002.

1995 REMIC - At December 31, 2002, the net carrying value of the 1995 REMIC is $6,346,000. We have from time to time received advances from the servicer of the 1995 REMIC that we did not record as interest income because of an obligation to repay the amounts to the servicer. We received $3,000,000 of such advances prior to 2002 and $1,319,000 of such advances during 2002. The obligation to repay $2,671,000 of the advances was removed during 2002, and we recorded that amount as interest income. As of December 31, 2002, we have a remaining repayment obligation of $1,648,000 to the servicer.

Quarterly, we monitor the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates.

Note 9. Debt and Credit Facilities

Debt, including refinancing commitments, consist of the following:

	Weighted
	Average	Final
	Interest Rate	Maturities	Principal Amount
December 31,			2002	2001
Senior notes, principal and	Variable,
interest payable quarterly	3.0%	2009	$15,571,000	$17,387,000

Senior secured notes due to NHC, principal and
interest payable semiannually	8.4%	2005	7,251,000	7,251,000

Senior secured notes due to NHC, principal and
interest payable semiannually	8.3%	2003	249,000	249,000

First mortgage notes, principal and interest	Variable,
payable monthly	4.3%	2006 to 2021	9,093,000	9,453,000

Nonrecourse mortgage bank note, interest
payable monthly, principal due at maturity	6.0%	2007	25,637,000	25,637,000

Unsecured public notes, interest payable semi-
annually, principal due at maturity	7.3%	2007	100,000,000	100,000,000

Unsecured note payable to NHC, interest
payable monthly, principal due at maturity	8.4%	2005	1,076,000	1,899,000

First mortgage notes, interest payable monthly,
principal payable in periodic installments	6.9%	2004 to 2017	1,270,000	792,000

First mortgage revenue bonds, principal
payable in periodic installments, interest	Variable,
payable monthly	4.0%	2003 to 2011	1,616,000	1,796,000

			$161,763,000	$164,464,000

We had certain letters of credit of $10,835,000 that matured during 2001. As a result, we purchased at face value all of the outstanding first mortgage tax exempt bonds that were secured by the letters of credit. In regard to our investment in and liability under these first mortgage bonds, we have a legal right of offset. Therefore, the first mortgage bonds purchased, having a balance of $10,030,000 and $10,835,000 at December 31, 2002 and 2001, respectively, offset NHI's debt obligations in the consolidated balance sheet and are not included in the table above.

The 7.3% unsecured notes (the "Notes") have no sinking fund provisions. The Notes are senior unsecured obligations of NHI and rank equally with NHI's other unsecured senior debt. NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

As the result of certain agreements entered into with NHC during the fourth quarter of 2001, NHI is not subject to any material cross-default provisions with other debt of NHC, NHR and National Health Corporation.

The aggregate principal maturities of all debt (excluding convertible subordinated debentures) for the five years subsequent to December 31, 2002 are as follows:

2003	$7,516,000
2004	4,658,000
2005	4,862,000
2006	7,224,000
2007	128,869,000

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

Effective July 31, 2001, the debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $7.00 per share, subject to adjustment. At December 31, 2002, 2000 senior debentures in the amount of $1,716,000 were outstanding. We have reserved an additional 245,143 shares of common stock for future 2000 senior debenture conversions.

The 2000 senior debentures are redeemable at the option of NHI at any time after January 1, 2002. The 2000 senior debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company.

1997 Debentures - On January 29, 1997, NHI issued $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. We redeemed $16,369,000 of these 1997 debentures during the year ended December 31, 2002. At December 31, 2002, 1997 debentures in the amount of $39,917,000 were outstanding.

The 1997 debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $37.50, subject to adjustment. NHI has reserved an additional 1,064,453 shares of common stock for future 1997 debenture conversions.

The 1997 debentures were not redeemable prior to February 8, 2002 except in the event of certain tax-related events or to the extent necessary to preserve and protect NHI's status as a REIT. The debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. Interest is payable semiannually on February 1 and August 1 of each year.

1995 Debentures - On December 12, 1995, NHI sold $45,000,000 of a total of $100,000,000 of 7.75% convertible subordinated debentures (the "1995 debentures") due on January 1, 2001. The remaining $55,000,000 were sold on January 15, 1996. At December 31, 2000, 1995 debentures in the amount of $37,790,000 were outstanding and were subsequently retired on January 2, 2001.

1991 Senior Debentures - On October 17, 1991, NHI issued $110,000,000 of 10% senior convertible subordinated debentures (the "1991 senior debentures") due 2006. We redeemed $205,000 of these 1991 debentures during the year ended December 31, 2002. None are outstanding at December 31, 2002.

Note 11. Commitments

At December 31, 2002, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects, of which $524,000 is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term health care center and one assisted living facility, at rates ranging from 10.0% to 10.5%.

We have also guaranteed bank loans in the amount of $229,000 to key employees utilized for the exercise of stock options. The guaranteed loans, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.

NHI is aware of contingencies with regard to certain REIT qualification requirements. In order to fully resolve the contingencies, NHI is in the process of requesting from the Internal Revenue Service ("IRS") a ruling regarding the contingencies. It is possible that the IRS will not rule in favor of NHI. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHI's consolidated financial statements taken as a whole and could also result in the loss of NHI's status as a REIT, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHI.

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

At December 31, 2002, 747,994 shares of the 8.5% Preferred Stock, which are convertible into 676,934 shares of common stock, are outstanding. During 2002 and 2001 no shares were converted. We have reserved 676,934 shares of common stock for future 8.5% Preferred Stock conversions.

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

		Weighted Average
	Number of Shares	Exercise Price

Outstanding December 31, 1999	410,134	$27.34
Options granted	45,000	10.13
Options expired and canceled	140,060	27.31
Outstanding December 31, 2000	315,074	24.90
Options granted	45,000	9.96
Options exercised and canceled	20,000	15.85
Outstanding December 31, 2001	340,074	23.46
Options granted	45,000	14.72
Options expired	105,074	36.00
Options exercised and canceled	45,000	11.60
Outstanding December 31, 2002	235,000	$18.44

At December 31, 2002, all options outstanding are exercisable. Exercise prices on the exercisable options range from $9.96 to $39.88. The weighted average remaining contractual life of options outstanding at December 31, 2002 is 2.02 years. NHI's Board of Directors has authorized an additional 560,800 shares of common stock that may be issued under the stock option plans.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's earnings per share.

Note 15. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:
(in thousands, except share amounts)
Year Ended December 31,	2002	2001	2000

Cash payments for interest expense	$ 12,217	$17,026	$ 23,357

During 2002, 2001 and 2000, $4,436, $13,848,
and $270, respectively, of convertible
subordinated debentures were converted
into 633,676 shares, 1,978,238 shares and
8,537 shares, respectively, of NHI's common stock
Convertible subordinated debentures	$ (4,436)	$(13,848)	$ (270)
Financing costs	26	55	---
Accrued interest	(35)	(131)	(10)
Common stock	6	20	---
Capital in excess of par value	4,439	13,904	280

During 2001, NHI acquired property in
exchange for its rights under mortgage
notes and the assumption of debt
Mortgage notes receivable	$ ---	$ 19,052	$ ---
Debt	---	25,637	---
Land	---	(1,980)	---
Buildings and improvements	---	(42,709)	---

During 2002, 2001 and 2000, NHI acquired
property in exchange for its
rights under mortgage notes
receivable
Mortgage notes receivable	$ 2,173	$ 19,691	$ 1,449
Land	---	(1,188)	(234)
Buildings and improvements	(2,173)	(18,503)	(1,215)

During 2002, NHI acquired notes receivable in ex-
change for NHI's rights to marketable securities:
Other notes receivable	$ (5,818)	$ ---	$ ---
Marketable securities	5,818	---	---

During 2000, NHI redeemed certain
convertible subordinated debentures and applied
those debentures against mortgage notes
receivable
Mortgage notes receivable	$ ---	$ ---	$ 1,190
Convertible subordinated debentures	---	---	(1,190)

During 2000, NHI sold property in
exchange for a mortgage note receivable
Mortgage notes receivable	$ ---	$ ---	$ (25,900)
Land	---	---	1,202
Buildings and improvements	---	---	24,698

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share:
Year Ended December 31,	2002	2001	2000

BASIC:
Weighted average common shares	26,453,053	24,466,850	24,383,932

Income (loss) from continuing operations	$25,111,000	$ (63,000)	$33,724,000
Dividends paid to preferred stockholders	(1,589,000)	(1,881,000)	(1,814,000)
Income (loss) from continuing operations available
to common shareholders	23,522,000	(1,944,000)	31,910,000
Discontinued operations	5,676,000	---	---

Net income (loss) available to common stockholders	$29,198,000	$(1,944,000)	$31,910,000

Income (loss) from continuing operations per common share	$ .89	$ (.08)	$ 1.31
Discontinued operations per common share	.21	---	---
Net income (loss) per common share	$ 1.10	$ (.08)	$ 1.31

DILUTED:
Weighted average common shares	26,453,053	24,466,850	24,383,932
Stock options	11,758	---	1,047
2000 Preferred Stock	---	---	179,894
Convertible subordinated debentures	388,609	---	---
Average common shares outstanding	26,853,420	24,466,850	24,564,873

Income (loss) from continuing operations	$25,111,000	$ (63,000)	$33,724,000
Dividends paid to preferred stockholders	(1,589,000)	(1,881,000)	(1,589,000)
Interest on convertible subordinated debentures	301,000	---	---
Income (loss) from continuing operations available
to common stockholders	23,823,000	(1,944,000)	32,135,000
Discontinued operations	5,676,000	---	---
Net income (loss) available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$29,499,000	$(1,944,000)	$32,135,000

Income (loss) from continuing operations per common share	$ .89	$ (.08)	$ 1.31
Discontinued operations per common share	.21	---	---
Net income (loss) per common share	$ 1.10	$ (.08)	$ 1.31

Incremental shares excluded
since anti-dilutive:
Convertible subordinated debentures	1,393,769	4,202,278	2,756,667
8.5% Preferred Stock	676,918	676,918	677,050
2000 Preferred Stock	---	202,055	---
Stock options	60,000	340,074	315,074

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 17. Common Stock Dividends

Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 2002:

	Taxable as		Non-Taxable
	Ordinary	Taxable as	Return of
Dividend Payment Date	Income	Capital Gains	Capital	Totals

May 10, 2002	$ .334147	$.015113	$.000740	.3500
August 14, 2002	.334147	.015113	.000740	.3500
November 10, 2002	.334147	.015113	.000740	.3500
January 30, 2003	.334147	.015113	.000740	.3500
	$1.336588	$ .060452	$.002960	$1.4000

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

In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHI recognized $3,692,000, $2,899,000, and $2,165,000 of percentage rent from NHC during 2002, 2001, and 2000, respectively.

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

Rental income was $48,241,000 ($33,102,000 from NHC) in 2002, $46,020,000 ($32,456,000 from NHC) in 2001, and $47,525,000 ($32,069,000 from NHC) in 2000.

During 2000, four of the leases on Florida facilities were terminated and NHI re-leased the properties to unrelated third parties. Although NHC's rent obligations pursuant to the master lease are unchanged, NHC receives a credit for rents paid to NHI on the four re-leased Florida centers by the current lessees.

At December 31, 2002, the future minimum lease payments (excluding percentage rent) to be received by NHI under its operating leases (including debt service payments which are based on interest rates in effect at December 31, 2002 and including obligations related to the four Florida leases) are as follows:

	NHC	Others	Total
2003	$29,541,000	$15,840,000	$45,381,000
2004	29,490,000	15,929,000	45,419,000
2005	32,863,000	16,020,000	48,883,000
2006	27,855,000	15,378,000	42,233,000
2007	---	12,028,000	12,028,000
Thereafter	---	66,845,000	66,845,000

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

For its services under the Advisory Agreement, NHC was entitled to annual compensation of $1,907,000 in 2002, $2,469,000 in 2001, and $2,609,000 in 2000. The annual compensation is reduced by any compensation paid by NHI to its executive officers, if any, and may be deferred under certain circumstances.

Facility Management Services - NHI has engaged subsidiaries of NHC to manage its foreclosure properties for management fees equal to a weighted average of 5.3% of net revenues of the foreclosure properties, which management fees total $4,600,000, $3,256,000, and $3,271,000 for the years ended December 31, 2002, 2001 and 2000, respectively. NHI's accrued but unpaid management fees to NHC were $9,328,000 and $5,077,000 at December 31, 2002 and 2001, respectively.

Note 19. Discontinued Operations

During the year ended December 31, 2002, we sold two medical office buildings with carrying amounts totaling $7,143,000. We recognized a $5,083,000 gain on the sales of these facilities. For 2002, we have reclassified the operations and the net gain on the sales of these facilities as discontinued operations in accordance with SFAS 144. The 2001 and 2000 financial statements have not been reclassified to reflect discontinued operations as te revenues and expenses of these two medial office buildings were not material to the 2001 and 2000 financial statements.

Income from discontinued operations for 2002 related to the operation of these facilities is $593,000 composed of $821,000 rental income reduced by $228,000 depreciation expense. Total income from discontinued operations, including the gain on sales, for 2002 is $5,676,000 or 21 cents per share basic and diluted.

Subsequent to the period ending December 31, 2002, NHI sold another medical office building, resulting in a $1,933,000 net gain on the sale of this facility. NHI will report the operations of this medical office building as discontinued operations in 2003.

The below report is a copy of the report previously issued by Arthur Andersen LLP in conjunction with its audits of National Health Investors, Inc. and Subsidiaries as of, and for the three-year period ended, December 31, 2001. A copy of this report has been provided as required by the American Institute of Certified Public Accountant's Interpretation of Statement on Auditing Standards No. 58, Reports on Audited Financial Statements, and guidance issued by the Securities and Exchange Commission in response to the indictment of Arthur Andersen LLP in March 2002. During 2002, Arthur Andersen LLP substantially ceased operations, including providing auditing and accounting services to public companies, and, as such, has not reissued this report. Additionally, Arthur Andersen LLP has not consented to the use of this audit report. Accordingly, limitations may exist on (a) investor's rights to sue Arthur Andersen LLP under Section 11 of the Securities Act for false and misleading financial statements, if any, and the effect, if any, on the due diligence defense of directors and officers, and (b) investor's legal rights to sue and recover damages from Arthur Andersen LLP for material misstatements or omissions, if any, in any registration statements and related prospectuses that include, or incorporate by reference, financial statements previously audited by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP

Nashville, Tennessee

January 28, 2002

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULES

To the Stockholders of National Health Investors, Inc.:

We have audited the consolidated financial statements of National Health Investors, Inc. and Subsidiaries as of December 31, 2002, and for the year ended December 31, 2002, and have issued our report thereon dated January 23, 2003 (included elsewhere in this Registration Statement). Our audit also included the 2002 financial statement schedules listed in Exhibit 13 of this Registration Statement. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The 2001 and 2000 financial statement schedules were audited by other auditors, who have ceased operations and whose report dated January 28, 2002 expressed an unqualified opinion on those financial statement schedules.

In our opinion, the 2002 financial statement schedules referred to above, when considered in relation to the 2002 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

Nashville, Tennessee

January 23, 2003

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance-		Charged to
	Beginning	Charged to Costs	Mortgage Int.		Balance -
Description	of Period	and Expenses	Income	Deductions	End of Period

For the year ended
December 31,
2000 - Loan loss
allowance	$10,422	$ 7,610	$ ---	$15,378	$ 2,654

For the year ended
December 31,
2001 - Loan loss
allowance	$ 2,654	$23,450	$ ---	$ 26,104	$ ---

For the year ended
December 31,
2002 - Loan loss
allowance	$ ---	$17,500	$ ---	$17,500	$ ---

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired
(dollars in thousands)
Health Care Centers (2)
Alabama	$ 1	$ 95	$ 5,165	$ ---	$ ---	$ 95	$ 5,165	$ 5,260	$2,539	N/A	10/17/91

Health Care Centers (1)
Arizona	---	453	6,678	---	---	453	6,678	7,131	1,087	N/A	8/13/96

Health Care Centers (5)
Florida	1,689	2,540	38,726	---	---	2,540	38,726	41,266	13,747	N/A	10/17/91 & 12/31/99

Health Care Centers (1)
Georgia	---	52	865	---	---	52	865	917	618	N/A	10/17/91

Health Care Centers (1)
Idaho	---	122	2,492	---	---	122	2,492	2,614	439	N/A	8/13/96

Health Care Centers (5)
Kansas	---	354	9,286	---	---	354	9,286	9,640	615	N/A	8/1/01

Health Care Centers (3)
Kentucky	---	258	2,900	---	---	258	2,900	3,158	1,616	N/A	10/17/91

Health Care Centers (4)
Massachusetts	---	1,189	17,240	---	---	1,189	17,240	18,429	4,962	N/A	8/10/99

Health Care Centers (9)
Missouri	---	1,887	34,522	---	---	1,887	34,522	36,409	10,254	N/A	10/17/91
											&8/1/01

Health Care Centers (3)
New Hampshire	---	1,483	21,642	---	---	1,483	21,642	23,125	6,122	N/A	8/10/99

Health Care Centers (3)
South Carolina	8,576	572	11,544	---	---	572	11,544	12,116	5,904	N/A	10/17/91

Health Care Centers (21)
Tennessee	9,661	2,182	45,067	---	---	2,182	45,067	47,249	20,723	N/A	10/17/91

Health Care Centers (6)
Texas	25,637	1,980	42,709	---	---	1,980	42,709	44,689	2,463	N/A	9/1/01

Health Care Centers (1)
Virginia	---	176	2,510	---	---	176	2,510	2,686	1,112	N/A	10/17/91

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired

Health Care Centers (3)
Washington	---	1,604	7,705	---	---	1,604	7,705	9,309	2,017	N/A	10/16/98

Acute Care Hospital (1)
Kentucky	---	540	10,163	---	---	540	10,163	10,703	2,350	N/A	6/12/92

Medical Office Building (1)
Florida	---	170	3,349	---	---	170	3,349	3,519	1,178	N/A	6/30/93

Medical Office Building (1)
Illinois	---	---	1,925	---	---	---	1,925	1,925	235	12/31/98	N/A

Medical Office Building (1)
Louisiana	---	---	3,487	---	---	---	3,487	3,487	1,374	1/1/95	N/A

Medical Office Building (2)
Texas	---	631	9,677	---	---	631	9,677	10,308	2,489	1/1/95	N/A
										& 7/31/97
Assisted Living Centers (4)
Arizona	---	1,757	13,622	---	---	1,757	13,622	15,379	1,332	N/A	12/31/98
											& 3/31/99
Assisted Living Centers (5)
Florida	---	7,096	28,144	---	---	7,096	28,144	35,240	5,206	N/A	8/6/96,
											12/31/98
											& 1/1/99
Assisted Living Centers (1)
New Jersey	---	4,229	13,030	---	---	4,229	13,030	17,259	2,705	N/A	8/6/96

Assisted Living Centers(1)
North Carolina	---	216	1,956	---	---	216	1,956	2,172	92	3/12/99	6/1/02

Assisted Living Centers (1)
South Carolina	---	344	2,877	---	---	344	2,877	3,221	285	N/A	12/31/98

Assisted Living Centers (3)
Tennessee	---	893	7,061	---	---	893	7,061	7,954	680	N/A	12/31/98
											& 3/31/99
NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired

Assisted Living Centers (1)
Texas	--	2,094	9,091	---	---	2,094	9,091	11,185	1,799	N/A	8/6/96

Retirement Center (1)
Idaho	---	243	4,182	---	---	243	4,182	4,425	710	N/A	8/13/96

Retirement Center (1)
Missouri	---	353	3,172	---	---	353	3,172	3,525	1,292	N/A	10/17/91

Retirement Center (1)
New Hampshire	---	218	2,813	---	---	218	2,813	3,031	873	N/A	8/10/99

Retirement Centers (2)
Tennessee	---	74	5,644	---	---	74	5,644	5,718	1,837	N/A	10/17/91
	$45,564	$33,805	$369,244	$ ---	$ ---	$33,805	$369,244	$403,049	$98,655

(A) See Notes 3 and 18 of Notes to Consolidated Financial Statements.
(B) The aggregate cost for federal income tax purposes is approximately $411,505,000.
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

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	December 31
	2002	2001	2000

Investment in Real Estate:
Balance at beginning of period	$409,483	$349,563	$373,408
Additions through cash expenditures	3,461	1,941	3,202
Additions in exchange for rights under mortgage notes receivable	2,173	19,691	1,449
Acquisition in exchange for debt	---	44,688	---
Sale of properties for cash	(12,068)	---	---
Sale in exchange for notes receivable	---	---	(25,900)
Impairment write-downs	---	(6,400)	(2,596)
Balance at end of year	$403,049	$409,483	$349,563

Accumulated Depreciation:
Balance at beginning of period	$ 86,217	$ 71,559	$ 57,387
Addition charged to costs and expenses	16,383	14,658	14,172
Sale of properties	(3,945)	---	---
Balance at end of year	$ 98,655	$ 86,217	$ 71,559

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2002

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loan Subject
		Final	Monthly		Original		To Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Carrying Amount	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	of Mortgages	Interest

First Mortgage Loans:
Florida	10.0%	December, 2003	$252,000	None	$29,500,000	$24,550,000	None

Fincastle, Hot Springs, Lebanon, Bastian,
Low Moor, Midlothian,
Virginia (A)(D)(I)	11.10%	February, 2006	227,000	None	25,000,000	18,518,000	20,518,000

Friendswood, Richmond, Sugarland,
Conroe, Beaumont, Huntsville,
Cleveland, Liberty, Houston, and
Tomball, Texas (A)(E)(I)	10.5%	March, 2009	535,000	None	51,500,000	28,855,000	46,820,000

Augusta and Pooler, Georgia(A)(G)(I)	9.5%	January, 2009	135,000	None	15,243,000	12,116,000	14,617,000

Tucker, GA (A)	9.5%	January, 2009	66,000	None	7,508,000	4,600,000	7,100,000

Trenton and Dover, NJ (A)(F)(I)	10.25%	June, 2008	187,000	None	20,000,000	13,069,000	18,373,000

Dallas, Texas (H)(I)	11.95%	September, 2010	185,000	None	18,000,000	11,139,000	None

Williston and Gainesville, Florida (A)(C)(I)	11.95%	December, 2005	101,000	None	9,620,000	3,550,000	8,050,000

Ocoee, Florida (A)	11.7%	February, 2006	69,000	None	6,500,000	4,832,000	5,532,000

Atlanta, Georgia (A)	10.52%	January, 2003	40,000	None	4,169,000	1,126,000	4,126,000

Kansas and Wisconsin(A)(B)	10.50%	July, 2007	91,000	None	9,500,000	6,606,000	8,606,000

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2002

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loan Subject
		Final	Monthly		Original		To Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Carrying Amount	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	of Mortgages	Interest

Six Mortgages(I)	Prime+2% -11.65%	March 2003 - December 2008	100,000	None	11,116,000	10,371,000	None
(under $3,000,000 each)

Seven Mortgages(I)	10.35%-11.50%	July 2003 - September 2006	261,000	None	29,496,000	23,766,000	None
($3,000,000 to $5,800,000 each)

Two Mortgages(I)(J)	9.50%-10.40%	January 2009 - July 2009	135,000	None	14,748,000	13,393,000	None
(over $5,800,000 each)
						$176,492,000

(A)	The Company has reduced the carrying amount of this mortgage loan by a reserve or write-off calculated in accordance with the provisions of Statement of Financial Accounting Standards 114,
"Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". The reserve or write-off is based on the Company's knowledge of the general economic condition in the long-term health care industry and the cash flows of the long-term health care facilities that service the mortgage loan.
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
(3)	Other notes receivable unrelated to real estate of $24,744 at December 31, 2002 are not reported on this schedule

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (continued)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	December 31
	2002	2001	2000
	(in thousands)
Reconciliation of mortgage loans
Balance at beginning of period	$222,459	$319,009	$326,876
Additions:
New mortgage loans	1,598	---	28,344
Sale of property and equipment in exchange for a mortgage loan	---	---	25,900
Total Additions	1,598	---	54,244

Deductions during period:
Loans written off	17,500	26,104	11,857
Collection of principal	27,827	31,701	47,615
Acquisition of property and equipment in exchange for rights under mortgage loans	2,238	19, 691	1,449
Debt service debentures applied against mortgage notes receivable	---	---	1,190
Application of notes to debt reduction	---	19,054	---
Total deductions	47,565	96,550	62,111

Balance at end of period	$176,492	$222,459	$319,009

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 33-72370 and Form S-3 No. 33-85398) of National Health Investors, Inc. of our reports dated January 23, 2003, with respect to the consolidated financial statements and schedules of National Health Investors, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/ERNST & YOUNG LLP

Nashville, Tennessee

March 11, 2003