Form 10-Q
period 2003-03-31
NATIONAL HEALTH INVESTORS INC
filed 2003-05-07
CIK 877860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended March 31, 2003	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

26,719,418 shares of common stock were outstanding as of April 30, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2003	2002
	(unaudited)
ASSETS
Real estate properties:
Land	$ 34,896	$ 33,805
Buildings and improvements	376,757	367,981
Construction in progress	1,219	1,263
	412,872	403,049
Less accumulated depreciation	(101,169)	(98,655)
Real estate properties, net	311,703	304,394
Mortgage and other notes receivable, net	180,555	201,236
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage investment conduits	36,366	36,366
Cash and cash equivalents	16,465	43,062
Marketable securities	15,474	15,763
Accounts receivable	8,140	6,857
Deferred costs and other assets	6,714	5,254
Total Assets	$613,549	$651,064

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	66,606	61,763
Convertible subordinated debentures	1,571	41,633
Accounts payable and other accrued expenses	27,379	28,511
Accrued interest	1,589	4,592
Dividends payable	10,681	9,339
Deferred income	4,403	4,797
Total Liabilities	212,229	250,635

Commitments and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 10,000,000 shares authorized, 747,994 and 747,994 shares, respectively, issued and outstanding,
stated at liquidation preference of $25 per share	18,700	18,700
Common stock, $.01 par value; 40,000,000 shares authorized; 26,703,704
and 26,682,994 shares, respectively, issued and outstanding	266	266
Capital in excess of par value of common stock	440,506	440,360
Cumulative net income	470,733	458,613
Cumulative dividends	(527,711)	(516,632)
Unrealized losses on marketable securities	(1,174)	(878)
Total Stockholders' Equity	401,320	400,429
Total Liabilities and Stockholders' Equity	$613,549	$651,064

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2002 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31
	2003	2002
	(in thousands, except
	share amounts)
REVENUES:
Mortgage interest income	$ 5,543	$ 5,779
Rental income	13,357	11,990
Investment income	1,644	1,239
Facility operating revenue	22,619	20,922
	43,163	39,930
EXPENSES:
Interest	3,988	4,613
Depreciation of real estate	3,888	3,987
Amortization of loan costs	183	94
Legal expense	(81)	136
Franchise and excise tax	396	64
General and administrative	713	140
Loan losses	1,500	2,500
Facility operating expense	22,388	21,082
	32,975	32,616

INCOME FROM CONTINUING OPERATIONS	10,188	7,314

Discontinued Operations
Operating income - discontinued operations	---	323
Gain on sale of real estate	1,932	---
	1,932	323

NET INCOME	12,120	7,637

DIVIDENDS TO PREFERRED STOCKHOLDERS	397	397

NET INCOME APPLICABLE TO COMMON STOCK	$11,723	$ 7,240

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$ .37	$ .27
Diluted	$ .37	$ .26

Discontinued operations per common share:
Basic	$ .07	$ .01
Diluted	$ .07	$ .01

Net income per common share:
Basic	$ .44	$ .28
Diluted	$ .44	$ .27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,688,984	26,072,872
Diluted	26,944,523	26,902,501

Common dividends per share declared	$ .40	$ .35

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 12,120	$ 7,637
Depreciation of real estate	3,888	4,139
Provision for loan, realty and security losses	1,500	2,500
Net gain on sale of real estate	(1,932)	---
Amortization of loan costs	183	94
Amortization of bond discount	(8)	---
Amortization of deferred income	(394)	(257)
Interest on debenture conversion	---	21
(Increase) decrease in accounts receivable	(1,283)	(1,414)
(Increase) decrease in deferred costs and other assets	(1,642)	414
Decrease in accounts payable and accrued liabilities	(4,136)	(2,407)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,296	10,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage notes	(1,681)	---
Collection of mortgage notes receivable	7,793	1,068
Acquisition of property and equipment, net	(239)	(897)
Disposition of property and equipment, net	4,045	---
Decrease in marketable securities, net	---	659
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,918	830

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	6,215	---
Principal payments on debt	(1,372)	(567)
Redemption of subordinated convertible debentures	(39,917)	(205)
Sale of common stock	---	152
Dividends paid to shareholders	(9,737)	(12,110)
NET CASH USED IN FINANCING ACTIVITIES	(44,811)	(12,730)

DECREASE IN CASH AND CASH EQUIVALENTS	(26,597)	(1,173)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,062	13,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 16,465	$ 12,430

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
	2003	2002
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 5,181	$ 5,935

During the three months ended March 31, 2003 and March 31, 2002, $145,000 and
$1,388,000 of Senior Subordinated Convertible Debentures were con-
verted into 20,710 and 198,261 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (145)	$ (1,388)
Financing costs	1	9
Accrued interest	(2)	(21)
Common stock	---	2
Capital in excess of par	146	1,398

During the three months ended March 31, 2002, NHI acquired notes receivable in exchange for NHI's rights to marketable securities:
Other notes receivable	$ ---	$ (5,818)
Marketable securities	$ ---	$ 5,818

During the three months ended March 31, 2003, NHI acquired property in exchange for its rights under mortgage notes receivable:
Mortgage notes receivable	$ 13,069	$ ---
Land	(1,096)	---
Buildings and improvements	(11,973)	---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
( in thousands, except share amounts)

	Cumulative Convertible							Unrealized	Total
	Preferred Stock				Capital in			Gains	Stock-
	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(losses) on	holders'
	at $25 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/02	747,994	$18,700	26,682,994	$266	$440,360	$458,613	$(516,632)	$(878)	$400,429
Net income	---	---	---	---	---	12,120	---	---	12,120
Unrealized gains on securities	---	---	---	---	---	---	---	(296)	(296)
Total Comprehensive Income									11,824
Shares issued in conversion of
convertible debentures to
common stock	---	---	20,710	---	146	---	---	---	146
Dividends to common stockholders	---	---	---	---	---	---	(10,682)	---	(10,682)
Dividends to preferred
stockholders	---	---	---	---	---	---	(397)	---	(397)
BALANCE AT 3/31/03	747,994	$18,700	26,703,704	$266	$440,506	$470,733	$(527,711)	$(1,174)	$401,320

BALANCE AT 12/31/01	747,994	$18,700	26,004,318	$260	$435,399	$427,826	$(477,890)	$ (6,502)	$397,793
Net income	---	---	---	---	---	7,637	---	---	7,637
Unrealized gains on securities	---	---	---	---	---	---	---	1,805	1,805
Total Comprehensive Income									9,442
Shares sold	---	---	15,000	---	152	---	---	---	152
Shares issued in conversion of
convertible debentures to
common stock	---	---	198,261	2	1,398	---	---	---	1,400
Dividends to common stockholders	---	---	---	---	---	---	(9,187)	---	(9,187)
Dividends to preferred
stockholders	---	---	---	---	---	---	(397)	---	(397)
BALANCE AT 3/31/02	747,994	$18,700	26,217,579	$262	$436,949	$435,463	$(487,474)	$ (4,697)	$399,203

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

Note 1. SIGNIFICANT ACCOUNTING POLICIES:

We, the management of National Health Investors, Inc., believe that the unaudited financial statements to which these notes are attached include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2002 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. Our audited December 31, 2002 financial statements are available at our web site: www.nhinvestors.com.

Note 2. NEW ACCOUNTING PRONOUNCEMENTS:

NHI adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its consolidated statements of income, the revenues and expenses of two medical office buildings that NHI sold during the second and third quarter of 2002 and one medical office building that NHI sold during the first quarter of 2003, and the related gains on the sales. The 2001 and 2000 financial statements, included in the December 31, 2002 10-K, have not been reclassified to reflect discontinued operations as the revenues and expenses of these three medical office buildings sold were not material to the 2001 and 2000 financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses From Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As permitted, NHI elected to adopt SFAS 145 effective January 1, 2002. As a result, gains of $65,000 on the retirement of convertible subordinated debentures during the first quarter of 2003 have been included in investment interest and other income.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note 12 for the required disclosures under SFAS 148.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 significantly changes whether entities included in its scope are consolidated by their sponsors, transferors or investors. FIN 46 introduces a new consolidation model - the variable interests model - which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. FIN 46's consolidation provisions apply immediately to variable interests in variable interest entities ("VIEs") created after January 31, 2003. The provisions are applicable July 1, 2003 to variable interests in VIEs acquired prior to February 1, 2003. NHI has acquired no variable interests in VIEs since January 31, 2003; however, NHI is still evaluating the potential for variable interests in VIEs acquired prior to February 1, 2003.

Note 3. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by leased facilities and operating facilities:

(Dollars in thousands)

	March 31, 2003			December 31, 2002
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 29,231	$ 5,665	$ 34,896	$ 28,140	$ 5,665	$ 33,805
Buildings and improvements	306,777	69,980	376,757	298,291	69,690	367,981
Construction in progress	603	616	1,219	816	447	1,263
	336,611	76,261	412,872	327,247	75,802	403,049
Less accumulated depreciation	(84,628)	(16,541)	(101,169)	(83,419)	(15,236)	(98,655)
Real estate properties, net	$251,983	$ 59,720	$311,703	$243,828	$ 60,566	$304,394

Foreclosure and Other Troubled Real Estate Properties

We are treating the Washington State, and the Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities was transferred to a subsidiary of NHC. The Highline Care Center in Seattle, Washington was sold in June 2002 for net proceeds of $882,000. This facility had been closed since December 2000. The resulting loss on the sale of $98,000 has been reflected in the investment income caption of the December 31, 2002 consolidated statements of income. Based on our impairment analyses for these four facilities, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of the remaining three properties at March 31, 2003 of $7,289,000 is realizable.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. We retained NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. No deposits have been received to date. Management believes that the carrying amount of these properties at March 31, 2003 of $31,933,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded, through foreclosure, possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC has been engaged to manage these facilities. During 2001, prior to the foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at March 31, 2003 of $20,523,000 is realizable.

Alterra Properties - In early 1998, we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us consisting of four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on its rent payment and NHI immediately terminated the leases and arranged for new lessees. We have filed suit for damages against Alterra. On January 22, 2003, Alterra filed bankruptcy. As a result, only damages against Alterra will be subject to the bankruptcy process. The new lessees took possession of the centers during the late spring and summer of 2001. Under the terms of the new leases, we experienced reduced rental income in 2001 and 2002. Lease income for the three months ended March 31, 2003 and 2002 was $900,000 and $-0-, respectively. Based on the rental payments received and expected to be received, and our impairment analyses, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at March 31, 2003 of $32,446,000 is realizable.

Integrated Health Services, Inc. ("IHS") - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, we recorded a $3,000,000 write-down of our note receivable. IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current. We believe that the carrying amount of our net investment in these properties of approximately $19,052,000 at March 31, 2003 is realizable.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a three year old, 110 unit assisted living facility in Charlotte, North Carolina. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. In June 2002, the owner and corporate guarantor surrendered possession, provided a deed in lieu of foreclosure to us, made tax payments current, paid $1,016,000 toward the debt and deeded to us an unimproved parcel of land in another state. As a result, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosed real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we experienced reduced revenue in 2002 compared to 2001. We believe the carrying amount of our net investment in this property at March 31, 2003 of $2,063,000 is realizable.

Marriott Brighton Gardens - During the fourth quarter of 2002, Marriott Senior Living Services ("Marriott") announced its intent to discontinue its operations in the assisted living market and notified NHI that Marriott would be terminating its lease with NHI on four facilities, two of which are located in Florida, one in Texas, and one in New Jersey. Marriott will continue to operate the facilities until June 2003 while NHI negotiates the sale or lease of these four facilities to new operators. We believe that the carrying amount of our net investment in these properties of $45,235,000 at March 31, 2003 is realizable. This carrying value, however, will be directly impacted by our success in selling and/or re-leasing the facilities.

Two New Jersey Centers - We loaned approximately $18,373,000 to the owners of two New Jersey facilities that opened in early 2000. The facilities generated negative net operating income since opening and had not made loan payments since July 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors. On November 6, 2002, the borrowers filed for reorganization under Chapter 11 of the bankruptcy code; however, this action was overturned by the bankruptcy court and NHI continued its foreclosure action. One of the guarantors also filed personal bankruptcy in the first quarter of 2003. The balance of this loan was $13,069,000 at December 31, 2002.

In January, 2003, NHI received these properties through foreclosure and immediately leased the facilities to a new operator, Royal Holding, LLC, who brought past due property taxes current and agreed to monthly lease payments. The lease initially includes monthly rent of $155,000, with provisions for increases in later periods through 2016. Lease income of $765,000 was recognized on the property for the three months ended March 31, 2003. No interest income was recognized on the previous mortgage for the three months ended March 31, 2002.

Note 4. MORTGAGE AND OTHER NOTES RECEIVABLE:

Note Receivable from National Health Realty, Inc.

Effective December 31, 2002, in exchange for an equal amount of cash, National Health Realty, Inc. ("NHR") transferred to us three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding of $15,672,000. The transfer agreement with NHR includes provisions that, beginning January 2, 2004, allow us to put to NHR the transferred notes at any time, with 60 days notice, at a price equal to the outstanding principal and interest balance or require NHR to make debt service payments if not made by the debtors. The agreement also provides that NHR may repurchase after July 1, 2003, the notes from us at a price equal to the then outstanding principal and interest balance. Consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), we have accounted for the transfer of the notes receivable from NHR as a loan to NHR rather than as a purchase of the notes. As a result, we have recognized notes receivable from NHR on our consolidated balance sheet as of March 31, 2003 and December 31, 2002 and will recognize interest income from NHR. NHR is another REIT to which NHC provides advisory services.

Installment Method Mortgage Receivable

Autumn Hills Convalescent Centers, Inc. (HSM of Texas, new borrower) - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, confirmed on January 28, 2002, required the debtor to reaffirm the original debt and accrued interest and commence monthly payments on April 10, 2002, which it did until October of 2002, at which time the borrower advised us that payments could no longer be made. We applied $1,600,000 of interest payments received in the third quarter of 2002 against our loan balance, and we initiated foreclosure action during the fourth quarter. Our net receivable balance at December 31, 2002, after the above writedowns and principal reductions, was $28,855,000.

On January 7, 2003, NHI received the projects through foreclosure and then sold the facilities to an unrelated not-for-profit entity, HSM of Texas, providing seller financing. NHI accounts for the sale of the properties using the installment method, consistent with the provisions of SFAS 66. The new borrower has made monthly principal and interest payments during the first quarter of 2003. The new loan with HSM of Texas bears interest at 5.85%, is payable at $354,000 monthly and matures in December 2022. The outstanding balance at March 31, 2003 is $30,988,000, which we believe is realizable. The average recorded investment in the loan was $30,988,000 and $31,197,000 for the three months ended March 31, 2003 and 2002, respectively. The related amount of interest income recognized on the loans were $679,000, and $-0- for the three months ended March 31, 2003, and 2002, respectively.

Borrower Bankruptcy and Other Non-Performing Loans

American Medical Associates, Inc. ("AMA") - Two first mortgage loans totaling $13,646,000 to AMA are secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Payments to NHI are not current and, as a result, interest on these loans is being charged at the default rate of interest. Only interest that is received is being recognized as revenue. The facilities' operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,200,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $8,382,000 at March 31, 2003, is supported by the value of the collateral. The borrower filed for bankruptcy protection in January 2003. The average recorded investment in the AMA loan was $8,382,000, and $13,105,000 for the three months ended March 31, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $-0- and $407,000 for the three months ended March 31, 2003 and 2002, respectively.

Ashton Woods - At March 31, 2003, we hold 75%, or $4,115,000, of a $5,487,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation, which filed for bankruptcy on December 20, 2002. This loan matured in January 2003. Additionally, the facility had a ban on new admissions during 2001 which negatively impacted operating results during 2002 and 2003. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $3,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $1,115,000 at March 31, 2003 was supported by the value of the collateral. The average recorded investment in the Ashton Woods loan was $1,120,000, and $3,669,000 for the three months ended March 31, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $108,000, and $90,000 for the three months ended March 31, 2003, and 2002, respectively.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximately $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by an affiliate of Centennial HealthCare Corporation, which filed for bankruptcy protection on December 20, 2002. Although all payments to NHI are current, payments are consistently made after the due date. Additionally, the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying value amount of $6,567,000 at March 31, 2003 is supported by the value of the collateral. The average recorded investment in the Midwest Nursing Home Investors, Inc. loan was $6,586,000, and $8,734,000 for the three months ended March 31, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $247,000, and $234,000 for the three months ended March 31, 2003, and 2002, respectively.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by properties which are operated by Allgood. The first loan, with an outstanding balance of approximately $14,616,000 before writedown, is secured by first mortgages on four nursing homes in Georgia, which are owned by an employee stock ownership trust. The second loan, secured by a first mortgage on a Tucker, Georgia nursing home, had an outstanding balance of approximately $7,100,000 before writedown. Both of these loans secured by the five nursing homes are guaranteed by the estates of the principals of the operator. In addition to certain technical defaults, the borrower failed to maintain a $300,000 letter of credit as required in the loan documents and failed to make the required debt service payments during the third and fourth quarters of 2002. Accordingly, the loans have been declared in default and the principal amount due has been accelerated. In January, 2003, the borrowers filed for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in 2002. Management believes that the remaining carrying amount of $16,716,000 at March 31, 2003 is supported by the value of the collateral. The average recorded investment in the Allgood loan was $16,614,000, and $21,882,000 for the three months ended March 31, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $-0-, and $520,000 for the three months ended March 31, 2003, and 2002, respectively.

Somerset on Lake Saunders - This facility has suffered from poor occupancy and other operational issues. In 2001, the IRS placed a lien on the facility for $270,000. Although the IRS has been getting some payments, we have been told the IRS is getting progressively impatient. In addition, in the first quarter of 2003, the borrower has gotten progressively late in making its monthly payments. The borrower has now hired a consultant to assist it in evaluating strategic alternatives, including bankruptcy. The original promissory note for $2,370,000 matures in 2006, bears interest at 11.65%, and is payable $26,000 monthly.

Management's analysis of the future cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value during the first quarter of 2003. Management believes that the remaining carrying amount of $453,000 at March 31, 2003 is supported by the value of the collateral.

Note 5. INVESTMENTS IN MARKETABLE SECURITIES:

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

Assisted Living Concepts, Inc. Convertible Debentures - During 1999 and 2001, NHI purchased approximately $29,707,000 face amount of certain convertible debentures issued by Assisted Living Concepts, Inc. ("ALC") at a discount of approximately $13,771,000. As a result of ALC declaring bankruptcy on October 1, 2001, NHI, in accordance with the provisions of SFAS 115, measured and recorded an other-than-temporary decline in value of its investment of $5,709,000 at December 31, 2001.

In order to protect our status as a REIT, we sold a portion of our investments in ALC convertible debentures to an employee of our investment advisor, NHC, during the three months ended March 31, 2002. Proceeds included a note receivable of $5,818,000 after a payment of $650,000 received in 2001. No gain nor loss was realized on this sale during the three months ended March 31, 2002. NHI's collateral on the note consists of the underlying securities. As a result, the note receivable is subject to a risk of accounting loss if the underlying value of the collateral declines below the carrying value of the note receivable. The note is a non-recourse promissory note which bears interest at a variable rate (LIBOR plus .5% at March 31, 2003) and provides for periodic escalation of the rate. The note matures June 30, 2012 and has a balance of $5,312,000 at March 31, 2003 after a payment of $506,000 in January 2003.

The carrying value but not the face amount of the ALC debentures were reduced by $659,000 related to a securities litigation settlement during the three months ended March 31, 2002.

ElderTrust SBI - At March 31, 2003, NHI holds 317,000 shares of common stock of ElderTrust SBI. NHI accounts for this investment as available-for-sale securities under SFAS 115. At March 31, 2003, NHI's cost basis in these shares is $3,293,000 and the fair value of the shares is $2,168,000. At March 31, 2003, management does not believe that an other-than-temporary impairment of the value of these securities has occurred, but management continues to carefully monitor the value of these securities. It is possible that the fair value of these securities will not increase to an amount in excess of NHI's cost basis and a charge will be recognized in a future period to record an other-than-temporary impairment in the value of these securities.

Note 6: DEBT AND RELATED GUARANTEES

NHI had certain letters of credit of $10,835,000 that matured during 2001. As a result, NHI purchased at face value all of the outstanding first mortgage tax exempt bonds that were secured by the letters of credit. In regard to its investment in and liability under these first mortgage bonds, NHI has a legal right of offset. Therefore, the first mortgage bonds purchased, having a balance of $3,815,000 and $10,030,000 at March 31, 2003 and December 31, 2002, respectively, offset NHI's debt obligations in the consolidated balance sheet. Mortgage bonds with a principal balance of $6,215,000 were sold during the first quarter of 2003.

Note 7. COMMITMENTS AND GUARANTEES:

At March 31, 2003, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects of which approximately $523,000 would be eligible for funding within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term care center, and one assisted living facility, at rates ranging from 10.0% to 10.5%. We have recorded deferred income for commitment fees related to these loans where applicable.

We have also guaranteed bank loans in the amount of $229,165 to key employees utilized for the exercise of stock options. The guaranteed loans, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding.

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

Note 8. NET INCOME PER COMMON SHARE:

Basic earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

Diluted earnings per common share assumes, if dilutive, the conversion of cumulative convertible preferred stock, the conversion of convertible subordinated debentures, and the exercise of stock options using the treasury stock method. Net income is increased for interest expense on the convertible subordinated debentures, if dilutive.

The following table summarizes the average number of common shares and common equivalent shares and the net income used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2003	2002
BASIC:
Weighted average common shares	26,688,984	26,072,872

Net income from continuing operations	$ 10,188,000	$ 7,314,000
Dividends paid to preferred stockholders	(397,000)	(397,000)
Income from continuing operations available to common stockholders	9,791,000	6,917,000
Discontinued operations	1,932,000	323,000

Net income available to common stockholders	$ 11,723,000	$ 7,240,000

Income from continuing operations per common share	$ .37	$ .27
Discontinued operations per common share	.07	.01
Net income per common share	$ .44	$ .28

DILUTED:
Weighted average common shares	26,688,984	26,072,872
Stock options	16,390	13,684
Convertible subordinated debentures	239,149	815,945
Average common shares outstanding	26,944,523	26,902,501

Income from continuing operations	$ 10,188,000	$ 7,314,000
Dividends paid to preferred stockholders	(397,000)	(397,000)
Interest on convertible subordinated debentures	38,000	132,000
Income from continuing operations available to common stockholders	9,829,000	7,049,000
Discontinued operations	1,932,000	323,000
Net income available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$ 11,761,000	$ 7,372,000

Income from continuing operations per common share	$ .37	$ .26

Discontinued operations per common share	.07	.01
Net income per common share	$ .44	$ .27

Incremental Shares Excluded Since Anti-dilutive:
Convertible subordinated debentures	968,513	1,507,679
8.5% Preferred Stock	676,918	676,918
Stock options	60,000	175,000

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 9. DISCONTINUED OPERATIONS

During the second and third quarter of 2002, we sold two medical office buildings with carrying amounts totaling $7,143,000 for proceeds of $12,226,000. We recognized a $5,083,000 gain on the sale of these facilities in 2002. For 2002, we have reclassified the operations and the net gain on the sale of these facilities as discontinued operations in accordance with SFAS 144.

During the three months ended March 31, 2003, we sold another medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility.

Income from discontinued operations related to these three facilities are as follows:

	Three Months Ended
	March 31
	2003	2002

Rent Income	$ ---	$ 475
Depreciation	---	152
Operating Income	---	323
Gain on Sale of Real Estate	1,932	---
Total Discontinued Operations	$1,932	$ 323

Discontinued operations per common share:

Basic	$.07	$.01
Diluted	$.07	$.01

Note 10. STOCK OPTION PLAN

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

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding December 31, 1999	410,134	$27.34
Options granted	45,000	10.13
Options expired and canceled	140,060	27.31
Outstanding December 31, 2000	315,074	24.90
Options granted	45,000	9.96
Options exercised and canceled	20,000	15.85
Outstanding December 31, 2001	340,074	23.46
Options granted	45,000	14.72
Options expired	105,074	36.00
Options exercised and canceled	45,000	11.60
Outstanding December 31, 2002	235,000	$18.44

There have been no changes in options outstanding since December 31, 2002. At March 31, 2003, all options outstanding are exercisable. Exercise prices on the exercisable options range from $9.96 to $39.88. NHI's Board of Directors has authorized an additional 560,800 options to purchase shares of common stock that may be issued under the stock option plans.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of March 31, 2003, we had interests in owned real estate and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $583.0 million. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2003. Instead, we are monitoring and improving our existing properties.

As of March 31, 2003, our investments were diversified in 184 health care facilities located in 22 states consisting of 137 long-term care facilities, one acute care hospital, four medical office buildings, 18 assisted living facilities, seven retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $175.2 million aggregate principal amount of loans to 21 borrowers, $311.7 million of purchase leaseback transactions with 11 lessees and $36.6 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 184 facilities, 38 are leased to National HealthCare Corporation ("NHC"). Subsidiaries of NHC also manage 20 of our foreclosure properties. NHC is also our investment advisor. Consistent with its strategy of diversification, we have reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 10.94% of total invested assets on March 31, 2003.

At March 31, 2003, 52.43% of the total invested assets of the health care facilities were operated by public operators, 38.92% by regional operators, and 8.65% by small operators.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period.

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Form 10-K annual report for the fiscal year ended December 31, 2002, we identified in MD&A the following critical accounting policies fitting this definition.

1) Valuations and impairments to our investments;

2) Revenue recognition - mortgage interest and rental income,

3) REIT status and taxes, and

4) Revenue recognition - third party payors.

Please refer to MD&A in the 2002 Form 10-K for a more complete discussion of these policies. There are no additional critical accounting policies identified in the first quarter of 2003.

Liquidity and Capital Resources

Sources and Uses of Funds

We generated net cash from operating activities during the first three months of 2003 totaling $8.3 million compared to $10.7 million in the prior period. This period's decrease includes an increase in net income of $4.5 million, offset by a decrease in loan loss expense of $1.0 million, a gain on sale of real estate of $1.9 million, an increase in other assets, and a decrease in accounts payable and accrued liabilities. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and working capital changes.

Net cash provided by investing activities during the first three months of 2003 totaled $9.9 million compared to $.8 million in the prior period. Cash flows provided from investing activities during the first three months of 2003 included collections on mortgage notes receivable of $7.8 million compared to $1.1 million for the prior period and $4.0 million proceeds from the sale of real estate.

Cash flows used in investing activities during the first three months of 2003 included investment in mortgage notes of $1.7 million and acquisition of real estate properties of $.2 million. Cash flows used in investing activities in the prior period included investment in real estate properties of $.9 million.

Net cash used in financing activities during the first three months of 2003 totaled $44.8 million compared to $12.7 million in the prior period. Cash flows used in financing activities for the first three months of 2003 included payments of convertible debentures of $39.9 million, principal payments on long-term debt of $1.4 million and dividends paid to stockholders of $9.7 million. This compares to prior period activity of payments of convertible debentures of $.2 million, $.6 million of principal payments on debt, and dividends paid to stockholders of $12.1 million.

Cash flow provided by financing activities during the first three months of 2003 included $6.2 million from debt proceeds related to first mortgage tax exempt bonds owned which were sold and no longer offset the respective debt.

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ended December 31, 2003 and thereafter. NHI declared a dividend of 40 cents per common share to shareholders of record on March 31, 2003 payable on May 10, 2003.

Commitments

At March 31, 2003, we were committed, subject to due diligence and financial performance goals, to fund approximately $.7 million in health care real estate projects, of which $.5 million is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, and one assisted living facility at rates ranging from 10.0% to 10.5%.

We are currently limited in our ability to make new investments due to the unstable environment in which we operate and a lack of availability of reasonably priced capital. We will continue to review our investment opportunities. However, as discussed below, we believe we have sufficient liquidity to finance current investments for which we are committed as well as to repay or refinance borrowings at or prior to their maturity.

Installment Method Mortgage Receivable

Autumn Hills Convalescent Centers, Inc. (HSM of Texas, new borrower) - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan includes first mortgages on thirteen long-term health care facilities in Texas and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, confirmed on January 28, 2002, required the debtor to reaffirm the original debt and accrued interest and commence monthly payments on April 10, 2002, which it did until October of 2002, at which time the borrower advised us that payments could no longer be made. We applied $1,600,000 of interest payments received in the third quarter of 2002 against our loan balance, and we initiated foreclosure action during the fourth quarter. Our net receivable balance at December 31, 2002, after the above writedowns and principal reductions, was $28,855,000.

On January 7, 2003, NHI received the projects through foreclosure and then sold the facilities to an unrelated not-for-profit entity, HSM of Texas, providing seller financing. NHI accounts for the sale of the properties using the installment method, consistent with the provision of SFAS 66. The new borrower has made monthly principal and interest payments during the first quarter of 2003. The new loan with HSM of Texas bears interest at 5.85%, is payable at $354,000 monthly and matures in December 2022. The outstanding balance at March 31, 2003 is $30,988,000, which we believe is realizable. The average recorded investment in the above loans was $30,988,000 and $31,197,000 for the three months ended March 31, 2003 and 2002, respectively. The related amount of interest income recognized on the loans were $679,000 and $-0- for the three months ended March 31, 2003 and 2002, respectively.

Borrower Bankruptcy and Other Non-Performing Loans

American Medical Associates, Inc. ("AMA") - Two first mortgage loans totaling $13,646,000 to AMA are secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Payments to NHI are not current and, as a result, interest on these loans is being charged at the default rate of interest. Only interest that is received is being recognized as revenue. The facilities' operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,200,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $8,382,000 at March 31, 2003, is supported by the value of the collateral. The borrower filed for bankruptcy protection in January 2003. The average recorded investment in the AMA loan was $8,382,000, and $13,105,000 for the three months ended March 31, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $-0- and $407,000 for the three months ended March 31, 2003 and 2002, respectively.

Ashton Woods - We hold 75%, or $4,115,000, of a $5,487,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation, which filed for bankruptcy on December 20, 2002. This loan matured in January 2002, was extended through January 2003 but is again matured. Additionally, the facility had a ban on new admissions during 2001 which negatively impacted operating results during 2002 and 2003. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $3,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $1,115,000 at March 31, 2003 was supported by the value of the collateral. The average recorded investment in the Ashton Woods loan was $1,120,000, and $3,669,000 for the three months ended March 31, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $108,000 and $90,000 for the three months ended March 31, 2003 and 2002, respectively.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximately $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by an affiliate of Centennial HealthCare Corporation, which filed for bankruptcy protection on December 20, 2002. Although all payments to NHI are current, payments are consistently made after the due date. Additionally, the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying value amount of $6,567,000 at March 31, 2003 is supported by the value of the collateral. The average recorded investment in the Midwest Nursing Home Investors, Inc. loan was $6,586,000, and $8,734,000 for the three months ended March 31, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $247,000, and $234,000 for the three months ended March 31, 2003, and 2002, respectively.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by properties which are operated by Allgood. The first loan, with an outstanding balance of approximately $14,616,000 before writedown, is secured by first mortgages on four nursing homes in Georgia, which are owned by an employee stock ownership trust. The second loan, secured by a first mortgage on a Tucker, Georgia nursing home, had an outstanding balance of approximately $7,100,000 before writedown. Both of these loans secured by the five nursing homes are guaranteed by the estates of the principals of the operator. In addition to certain technical defaults, the borrower failed to maintain a $300,000 letter of credit as required in the loan documents and failed to make the required debt service payments during the third and fourth quarters of 2002. Accordingly, the loans have been declared in default and the principal amount due has been accelerated. In January, 2003, the borrowers filed for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in 2002. Management believes that the remaining carrying amount of $16,716,000 at March 31, 2003 is supported by the value of the collateral. The average recorded investment in the Allgood loan was $16,614,000, and $21,882,000 for the three months ended March 31, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $-0-, and $520,000 for the three months ended March 31, 2003, and 2002, respectively.

Somerset on Lake Saunders - This facility has suffered from poor occupancy and other operational issues. In 2001, the IRS has placed a lien on the facility for $270,000. Although the IRS has been getting some payments, we have been told the IRS is getting progressively impatient. In addition, in the first quarter of 2003, the borrower has gotten progressively late in making its monthly payments. The borrower has now hired a consultant to assist it in evaluating strategic alternatives, including bankruptcy. The original promissory note for $2,370,000 matures in 2006, bears interest at 11.65%, and is payable $26,000 monthly.

Management's analysis of the future cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value during the first quarter of 2003. Management believes that the remaining carrying amount of $453,000 at March 31, 2003 is supported by the value of the collateral.

Foreclosure and Other Troubled Real Estate Properties

We are treating the Washington State and the Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities was transferred to a subsidiary of NHC. The Highline Care Center in Seattle, Washington was sold in June 2002 for net proceeds of $882,000. This facility had been closed since December 2000. The resulting loss on the sale of $98,000 has been reflected in the investment income caption of the December 31, 2002 consolidated statements of income. Based on our impairment analyses for these four facilities, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of the remaining three properties at March 31, 2003 of $7,289,000 is realizable.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. We retained NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. No deposits have been received to date. Management believes that the carrying amount of these properties at March 31, 2003 of $31,933,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded, through foreclosure, possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC has been engaged to manage these facilities. During 2001, prior to the foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at March 31, 2003 of $20,523,000 is realizable.

Alterra Properties - In early 1998 we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us consisting of four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on its rent payment and NHI immediately terminated the leases and arranged for new lessees. We have filed suit for damages against Alterra. On January 22, 2003, Alterra filed bankruptcy. As a result, any damages against Alterra will be subject to the bankruptcy process. The new lessees took possession of the centers during the late spring and summer of 2001. Under the terms of the new leases, we experienced reduced rental income in 2001 and 2002. Lease income for the three months ended March 31, 2003 and 2002 was $900,000 and $-0-, respectively. Based on the rental payments received and expected to be received, and our impairment analyses, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at March 31, 2003 of $32,446,000 is realizable.

Integrated Health Services, Inc. ("IHS") - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2001, prior to accepting the deeds to these properties, we recorded a $3,000,000 write-down of our note receivable. IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current. We believe that the carrying amount of our net investment in these properties of approximately $19,052,000 at March 31, 2003 is realizable.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a three year old, 110 unit assisted living facility in Charlotte, North Carolina. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. In June 2002, the owner and corporate guarantor surrendered possession, provided a deed in lieu of foreclosure to us, made tax payments current, paid $1,016,000 toward the debt and deeded to us an unimproved parcel of land in another state. As a result, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosed real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we experienced reduced revenue in 2002 compared to 2001. We believe the carrying amount of our net investment in this property at March 31, 2003 of $2,063,000 is realizable.

Marriott Brighton Gardens - During the fourth quarter of 2002, Marriott Senior Living Services ("Marriott") announced its intent to discontinue its operations in the assisted living market and notified NHI that Marriott would be terminating its lease with NHI on four facilities, two of which are located in Florida, one in Texas, and one in New Jersey. Marriott will continue to operate the facilities until June 2003 while NHI negotiates the sale or lease of these four facilities to new operators. We believe that the carrying amount of our net investment in these properties of $45,235,000 at March 31, 2003 is realizable. This carrying value, however, will be directly impacted by our success in selling and/or re-leasing the facilities.

Two New Jersey Centers - We loaned approximately $18,373,000 to the owners of two New Jersey facilities that opened in early 2000. The facilities generated negative net operating income since opening and had not made loan payments since July 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors. On November 6, 2002, the borrowers filed for reorganization under Chapter 11 of the bankruptcy code; however, this action was overturned by the bankruptcy court and NHI continued its foreclosure action. One of the guarantors also filed personal bankruptcy in the first quarter of 2003. The balance of this loan was $13,069,000 at December 31, 2002.

In January, 2003, NHI received these properties through foreclosure and immediately leased the facilities to a new operator, Royal Holding, LLC, who brought past due property taxes current and agreed to monthly lease payments. The lease includes monthly base rent of $155,000, with provisions for increaes in later periods through 2016. Lease income of $765,000 was recognized on the property for the three months ended March 31, 2003. No interest income was recognized on the previous mortgage for the three months ended March 31, 2002.

Marketable Securities

ElderTrust SBI - At March 31, 2003, NHI holds 317,000 shares of common stock of ElderTrust SBI. NHI accounts for this investment as available-for-sale securities under SFAS 115. At March 31, 2003, NHI's cost basis in these shares is $3,293,000 and the fair value of the shares is $2,168,000. At March 31, 2003, management does not believe that an other-than-temporary impairment of the value of these securities has occurred, but management continues to carefully monitor the value of these securities. It is possible that the fair value of these securities will not increase to an amount in excess of NHI's cost basis and a charge will be recognized in a future period to record an other-than-temporary impairment in the value of these securities, which charge would have a material adverse effect on NHI's results of operations.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net income for the three months ended March 31, 2003 is $12.1 million versus net income of $7.6 million for the same period in 2002, an increase of 58.7%. Earnings per common share increased 16 cents or 58.2% to 44 cents in the 2003 period from 28 cents in the 2002 period.

Total revenues for three months ended March 31, 2003 increased $3.2 million or 8.1% to $43.2 million from $39.9 million for the three months ended March 31, 2002. Revenues from mortgage interest income decreased $.2 million, or 4.1%, when compared to the same period in 2002. Revenues from rental income increased $1.4 million, or 11.4% in 2003 as compared to 2002. Revenues from investment interest and other income increased $.4 million or 32.7% compared to 2002. Facility operating revenue increased $1.7 million or 8.1% in 2003 compared to 2002.

The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of collection of and foreclosure on mortgage loans and due to the discontinuation of interest income recognition in 2003 on the American Medical Associates, Inc. loans and Allgood HealthCare, Inc. loans. This decrease is offset by approximately $.3 million interest income in 2003 from a note receivable of $15.7 million from National Health Realty, Inc. made on December 31, 2002 and $.7 million of interest income collected in 2003 related to the Autumn Hills (HSM of Texas, new borrower) loan.

The increase in rental income resulted primarily from rent from two New Jersey centers obtained in January 2003 through foreclosure, and Alterra properties which paid rent in the current quarter but not in the quarter last year.

The $.4 million increase in investment income for the three months ended March 31, 2003 relates to commitment fees recognized on mortgage payoffs and interest earned on investments.

The increase in facility operating revenues is due primarily to the improved results in Massachusetts, New Hampshire, Kansas and Missouri for the three months ended March 31, 2003.

Total expenses for the three months ended March 31, 2003 increased $.4 million or 1.1% to $33.0 million from $32.6 million for 2002. Interest expense decreased $.6 million or 13.5% in 2003 as compared to 2002. Depreciation of real estate decreased $.1 million or 2.5%. General and administrative costs increased $.6 million. Facility operating expense increased by $1.3 million or 6.2% in 2003 compared to 2002.

Interest expense for the three months ended March 31, 2003 decreased primarily due to the payment of convertible debentures of $39.9 million and conversion of debentures of $.1 million.

Depreciation of real estate for the three months ended March 31, 2003 decreased primarily because of the sale of real estate and write-downs of real properties.

General and administrative costs for the three months ended March 31, 2003 increased $.6 million due primarily to the 2001 NHC advisory fee adjustment of $.6 million that was recorded during the three months ended March 31, 2002.

Loan losses for the three months ended March 31, 2003 were $1.5 million compared to $2.5 million for the same period in 2002. These loan losses were attributable to non-performing loans.

The increase in facility operating expense relates to the improved facility operating revenues in Massachusetts, New Hampshire, Kansas and Missouri discussed above.

Reconciliation of Funds From Operations

The following table reconciles net income applicable to common stockholders to funds from operations applicable to common stockholders:

	Three Months Ended
	March 31
	2003	2002

Net income applicable to common stockholders	$ 11,723,000	$ 7,240,000
Adjustments:
Real estate depreciation	3,888,000	3,987,000
Other Items:
Discontinued operations:
Operating Income - discontinued	---	(323,000)
Gain on sale of real estate	(1,932,000)	---
Basic funds from operations applicable to common stockholders	13,679,000	10,904,000

Interest on convertible subordinated debentures	38,000	132,000

Diluted funds from operations applicable to common stockholders	$ 13,717,000	$11,036,000

Shares for basic funds from operations per share	26,688,984	26,072,872
Shares for diluted funds from operations per share	26,944,523	26,902,501

We believe that funds from operations is an important supplemental measure of operating performance. We, therefore, disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We generally use the National Association of Real Estate Investment Trusts (NAREIT) measure of funds from operations. We define funds from operations as income before extraordinary items adjusted for certain non-cash items, primarily real estate depreciation, less gains/losses on sales of facilities. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

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

New Accounting Pronouncements

NHI adopted SFAS 144 on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its consolidated statements of income, the revenues and expenses of two medical office buildings that NHI sold during the second and third quarter of 2002 and one medical office building that NHI sold during the first quarter of 2003, and the related gains on the sales. The 2001 and 2000 financial statements, included in the December 31, 2002 10-K, have not been reclassified to reflect discontinued operations as the revenues and expenses of these two medical office buildings sold were not material to the 2001 and 2000 financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses From Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As permitted, NHI elected to adopt SFAS 145 effective January 1, 2002. As a result, gains of $65,000 on the retirement of convertible subordinated debentures during the first quarter of 2003 have been included in investment interest and other income.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25"). See Note 12 for the required disclosures under SFAS 148.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 significantly changes whether entities included in its scope are consolidated by their sponsors, transferors or investors. FIN 46 introduces a new consolidation model - the variable interests model - which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. FIN 46's consolidation provisions apply immediately to variable interests in variable interest entities ("VIEs") created after January 31, 2003. The provisions are applicable July 1, 2003 to variable interests in VIEs acquired prior to February 1, 2003. NHI has acquired no variable interests in VIEs since January 31, 2003; however, NHI is still evaluating the potential for variable interests in VIEs acquired prior to February 1, 2003.

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

See the notes to the Annual Financial Statement, and "Item 1. Business" as is found in our 2002 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

As of March 31, 2003, $133,815,000 of our long-term debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on our future earnings and cash flows related to these instruments. The remaining $32,790,000 of our debt and $1,571,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on our future earnings and cash flows related to these instruments.

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

Item 4. Controls and Procedures

As of March 31,2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None other than in the normal course of business.

Item 2. Changes in Securities. Not applicable

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders was held on April 24, 2003.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Robert T. Webb to serve as director for a term of three years or until his successors have been fully elected and qualified. Other directors whose terms of office continue are Ted H. Welch, Richard F. LaRoche, Jr., Robert A. McCabe, Jr. and W. Andrew Adams.

Nominee	Voting For	Withholding Authority	Percent For
Robert T. Webb	23,652,663	29,654	88.62

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications
302 Certification of W. Andrew Adams
302 Certification of Donald K. Daniel

99	Additional Exhibits
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b) Reports on Form 8-K - Form 8-K filed April 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date May 7, 2003	/s/ W. Andrew Adams .
W. Andrew Adams
Chief Executive Officer

Date May 7, 2003	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

EXHIBIT 31

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

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

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

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Annual Report on Form 10-K

of National Health Investors, Inc.

For The Year Ended December 31, 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Investors, Inc. ("Issuer") for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended March 31, 2003.

This Certification is executed as of May 7, 2003.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Investors, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.