Form 10-Q
period 2003-09-30
NATIONAL HEALTH INVESTORS INC
filed 2003-11-12
CIK 877860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended September 30, 2003	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

26,759,411 shares of common stock were outstanding as of October 31, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Real estate properties:
Land	$ 33,583	$ 33,805
Buildings and improvements	365,964	367,981
Construction in progress	795	1,263
	400,342	403,049
Less accumulated depreciation	(107,125)	(98,655)
Real estate properties, net	293,217	304,394
Mortgage and other notes receivable, net	169,294	201,236
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage investment conduits	36,366	36,366
Cash and cash equivalents	49,153	43,062
Marketable securities	22,310	15,763
Accounts receivable	9,170	6,857
Deferred costs and other assets	7,517	5,254
Total Assets	$625,159	$651,064

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	68,202	61,763
Convertible subordinated debentures	1,414	41,633
Accounts payable and other accrued expenses	31,050	28,511
Accrued interest	1,587	4,592
Dividends payable	10,702	9,339
Deferred income	3,686	4,797
Total Liabilities	216,641	250,635

Commitments and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 10,000,000 shares authorized, 747,994
shares, issued and outstanding, stated at
liquidation preference of $25 per share	18,700	18,700
Common stock, $.01 par value; 40,000,000 shares authorized; 26,753,983
and 26,682,994 shares, respectively, issued and outstanding	266	266
Capital in excess of par value of common stock	441,014	440,360
Cumulative net income	492,604	458,613
Cumulative dividends	(549,899)	(516,632)
Unrealized gains (losses) on marketable securities	5,832	(878)
Total Stockholders' Equity	408,517	400,429
Total Liabilities and Stockholders' Equity	$625,159	$651,064

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2002 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
REVENUES:	(in thousands, except share amounts)
Mortgage interest income	$ 4,647	$ 11,078	$ 14,895	$ 24,966
Rental income	17,872	12,187	44,309	36,047
Investment income	1,786	2,311	4,587	5,015
Facility operating revenue	19,982	18,673	58,937	55,047
	44,287	44,249	122,728	121,075
EXPENSES:
Interest	3,437	4,152	10,601	12,980
Depreciation of real estate	3,743	3,869	11,264	11,543
Amortization of loan costs	37	44	260	610
Legal expense	258	198	443	500
Franchise and excise tax	65	128	528	363
General and administrative	681	735	2,113	1,526
Loan and realty impairments and losses	5,400	5,000	6,900	9,500
Facility operating expense	18,762	18,101	56,922	53,751
	32,383	32,227	89,031	90,773

INCOME FROM CONTINUING OPERATIONS	11,904	12,022	33,697	30,302

Discontinued Operations
Operating income (loss) - discontinued	(452)	(48)	(1,241)	294
Gain (loss) on sale of real estate	(397)	1,296	1,535	5,083
	(849)	1,248	294	5,377

NET INCOME	11,055	13,270	33,991	35,679

DIVIDENDS TO PREFERRED STOCKHOLDERS	397	397	1,192	1,192

NET INCOME APPLICABLE TO COMMON STOCK	$10,658	$ 12,873	$ 32,799	$ 34,487

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$ .43	$ .44	$ 1.22	$ 1.10
Diluted	$ .43	$ .43	$ 1.21	$ 1.09

DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$ (.03)	$ .04	$ .01	$ .21
Diluted	$ (.03)	$ .05	$ .01	$ .20

NET INCOME PER COMMON SHARE:
Basic	$ .40	$ .48	$ 1.23	$ 1.31
Diluted	$ .40	$ .48	$ 1.22	$ 1.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,739,985	26,609,104	26,716,411	26,387,251
Diluted	26,999,079	26,924,608	26,973,343	26,921,074

Common dividends per share declared	$ .40	$ .35	$ 1.20	$ 1.05

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 33,991	$ 35,679
Depreciation of real estate	11,567	12,229
Provision for loan and realty impairments and losses	6,900	9,500
Gain on sale of real estate	(1,535)	(4,985)
Amortization of loan costs	260	610
Realized gain on sale of marketable securities	(12)	---
Amortization of bond discount	(23)	(476)
Amortization of deferred income	(865)	(833)
Interest on debenture conversion	---	34
(Increase) decrease in accounts receivable	(2,313)	236
Decrease in deferred costs and other assets	(2,524)	(1,966)
Increase (decrease) in accounts payable and accrued liabilities	2,537	(1,110)
Decrease in accrued interest payable	(3,005)	(2,944)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,978	45,974

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage notes	(1,681)	---
Collection of mortgage notes receivable	18,809	25,890
Acquisition of property and equipment, net	(563)	(2,721)
Disposition of property and equipment, net	9,382	13,107
Decrease in marketable securities, net	198	659
NET CASH PROVIDED BY INVESTING ACTIVITIES	26,145	36,935

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	9,110	---
Principal payments on debt	(2,671)	(1,781)
Redemption of subordinated convertible debentures	(39,917)	(5,270)
Sale of common stock	349	301
Dividends paid to shareholders	(31,903)	(31,390)
NET CASH USED IN FINANCING ACTIVITIES	(65,032)	(38,140)

INCREASE IN CASH AND CASH EQUIVALENTS	6,091	44,769
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,062	13,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 49,153	$ 58,372

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
	2003	2002
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 9,076	$ 12,024

During the nine months ended September 30, 2003 and 2002, $301,000 and
$4,127,000 of Senior Subordinated Convertible Debentures were con-
verted into 42,989 and 589,536 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (301)	$ (4,127)
Financing costs	---	25
Accrued interest	(4)	(34)
Common stock	---	6
Capital in excess of par	305	4,130

During the nine months ended September 30, 2002, NHI acquired notes receivable in exchange for NHI's rights to marketable securities:
Other notes receivable	$ ---	$ (5,818)
Marketable securities	$ ---	$ 5,818

During the nine months ended September 30, 2003, NHI acquired property in exchange for its rights under mortgage notes receivable:
Mortgage notes receivable	$ 13,069	$ 2,173
Land	(1,096)	---
Buildings and improvements	(11,973)	(2,173)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
( in thousands, except share amounts)

	Cumulative Convertible							Unrealized	Total
	Preferred Stock				Capital in			Gains	Stock-
	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(losses) on	holders'
	at $25 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/02	747,994	$18,700	26,682,994	$266	$440,360	$458,613	$(516,632)	$ (878)	$400,429
Net income	---	---	---	---	---	33,991	---	---	33,991
Unrealized gains on securities	---	---	---	---	---	---	---	6,710	6,710
Total Comprehensive Income									40,701
Shares sold	---	---	28,000	---	349	---	---	---	349
Shares issued in conversion of convertible
debentures to common stock	---	---	42,989	---	305	---	---	---	305
Dividends to common stockholders	---	---	---	---	---	---	(32,075)	---	(32,075)
Dividends to preferred stockholders	---	---	---	---	---	---	(1,192)	---	(1,192)
BALANCE AT 9/30/03	747,994	$18,700	26,753,983	$266	$441,014	$492,604	$(549,899)	$ 5,832	$408,517

BALANCE AT 12/31/01	747,994	$18,700	26,004,318	$260	$435,399	$427,826	$(477,890)	$ (6,502)	$397,793
Net income	---	---	---	---	---	35,679	---	---	35,679
Unrealized gains on securities	---	---	---	---	---	---	---	1,446	1,446
Total Comprehensive Income									37,125
Shares sold	---	---	30,000	---	301	---	---	---	301
Shares issued in conversion of convertible
debentures to common stock	---	---	589,536	6	4,129	---	---	---	4,135
Dividends to common stockholders	---	---	---	---	---	---	(27,814)	---	(27,814)
Dividends to preferred stockholders	---	---	---	---	---	---	(1,192)	---	(1,192)
BALANCE AT 9/30/02	747,994	$18,700	26,623,854	$266	$439,829	$463,505	$(506,896)	$ (5,056)	$410,348

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

Note 2. NEW ACCOUNTING PRONOUNCEMENTS:

NHI adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its consolidated statements of income the revenues and expenses of two medical office buildings that NHI sold during the second and third quarter of 2002, one medical office building that NHI sold during the first quarter of 2003, two nursing facilities sold and one nursing facility designated for sale during the third quarter of 2003, and the related gains or losses on the sales.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses From Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As permitted, NHI elected to adopt SFAS 145 effective January 1, 2002. As a result, gains of $65,000 on the retirement of convertible subordinated debentures during the first quarter of 2003 and $330,000 during each of the second and third quarters of 2002 have been included in investment interest and other income. On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note 3 for the required disclosures under SFAS 148.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through September 30, 2003, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities. FIN 46's consolidation provisions apply immediately to variable interest entities created subsequent to January 31, 2003. Variable interest entities created prior to January 31, 2003 must be consolidated effective December 31, 2003, as a result of the FASB Staff Position Paper ("FIN 46-6"), which defers the effective date until the end of the first period ending after December 15, 2003. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

Note 3. STOCK OPTION PLAN

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

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding December 31, 2000	315,074	$24.90
Options granted	45,000	9.96
Options exercised and canceled	20,000	15.85
Outstanding December 31, 2001	340,074	23.46
Options granted	45,000	14.72
Options expired	105,074	36.00
Options exercised and canceled	45,000	11.60
Outstanding December 31, 2002	235,000	18.44
Options granted	60,000	16.35
Options expired	30,000	39.875
Options exercised	28,000	12.46
Outstanding September 30, 2003	237,000	$15.91

Exercisable September 30, 2003	122,000	$17.23

Exercise prices on the exercisable options range from $10.125 to $24.25. NHI's Board of Directors has authorized an additional 502,800 options to purchase shares of common stock that may be issued under the stock option plans.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's earnings per share.

Note 4. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by leased facilities and operating facilities:

(Dollars in thousands)

	September 30, 2003			December 31, 2002
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 29,231	$ 4,352	$ 33,583	$ 28,140	$ 5,665	$ 33,805
Buildings and improvements	301,346	64,618	365,964	298,291	69,690	367,981
Construction in progress	302	493	795	816	447	1,263
	330,879	69,463	400,342	327,247	75,802	403,049
Less accumulated depreciation	(89,800)	(17,325)	(107,125)	(83,419)	(15,236)	(98,655)
Real estate properties, net	$241,079	$ 52,138	$293,217	$243,828	$ 60,566	$304,394

Foreclosure and Other Troubled Real Estate Properties

We are treating the Washington State, New England (until sold in 2001) and the Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purposes of the income-source tests that must be satisfied by REITs to maintain their tax status.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities was transferred to a subsidiary of NHC. The Highline Care Center in Seattle, Washington was sold in June 2002 for net proceeds of $882,000. This facility had been closed since December 2000. The resulting loss on the sale of $98,000 has been reflected in the investment income caption of the December 31, 2002 consolidated statements of income. During the third quarter of 2003, the Park Ridge Care Center and Park West Care Center were sold for proceeds of $5,200,000. The resulting loss on the sale of $397,000 has been reflected in the discontinued operations caption of the September 30, 2003 consolidated statements of income. Based on our impairment analyses for these four facilities, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of the remaining property at September 30, 2003 of $1,449,000 is realizable. The fourth remaining facility has been designated as "held for sale", consistent with the provisions of SFAS 144. The results of operations of this facility have been included in discontinued operations for all periods presented. The carrying value of the property is included in real estate properties in the consolidated balance sheet.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. We retained NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a not-for-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. No deposits have been received to date. Management believes that the carrying amount of these properties at September 30, 2003 of $30,434,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded, through foreclosure, possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC has been engaged to manage these facilities. During 2001, prior to the foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at September 30, 2003 of $20,255,000 is realizable.

Alterra Properties - In early 1998, we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us consisting of four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on its rent payment and NHI immediately terminated the leases and arranged for new lessees. We have filed suit for damages against Alterra. On January 22, 2003, Alterra filed bankruptcy. As a result, damages against Alterra will be subject to the bankruptcy process. The new lessees took possession of the centers during the late spring and summer of 2001. Under the terms of the new leases, we experienced reduced rental income in 2001 and 2002. Lease income for the nine months ended September 30, 2003 and 2002 was $2,400,000 and $750,000, respectively. Furthermore, in September, 2003, we recognized as income $1,210,000 of cash that was received previously but which had been subject to dispute. Based on the rental payments received and expected to be received, and our impairment analyses, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at September 30, 2003 of $32,062,000 is realizable.

Integrated Health Services, Inc. ("IHS") - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2000 and 2001, prior to accepting the deeds to these properties, we recorded a $6,591,000 write-down of our note receivable. IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current. We believe that the carrying amount of our net investment in these properties of approximately $19,052,000 at September 30, 2003 is realizable.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a three year old, 110 unit assisted living facility in Charlotte, North Carolina. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. In June 2002, the owner and corporate guarantor surrendered possession, provided a deed in lieu of foreclosure to us, made tax payments current, paid $1,016,000 toward the debt and deeded to us an unimproved parcel of land in another state. As a result, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosed real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we experienced reduced revenue in 2002 compared to 2001. We believe the carrying amount of our net investment in this property at September 30, 2003 of $2,028,000 is realizable.

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

In January, 2003, NHI received these properties through foreclosure and immediately leased the facilities to a new operator, Royal Holding, LLC, who brought past due property taxes current and agreed to monthly lease payments. The lease initially includes monthly rent of $155,000, with provisions for increases in later periods through 2016. Presently, NHI has not begun to recognize rental income from these properties on a straight-line basis due to concerns about collectibility of the future increases. Lease income of $1,915,000 was recognized on the property for the nine months ended September 30, 2003. No interest income was recognized on the previous mortgage for the nine months ended September 30, 2002.

Marriott Senior Living Services - In July 2003, we reached an agreement with Marriott Senior Living Services ("Marriott") to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey. Under the terms of the settlement with Marriott, we were paid $6,211,000 to settle our claims for certain deferred maintenance and repairs, for accrued real estate taxes, and to compensate us for future rental periods. A portion ($1,580,000) of the $6,211,000 received has been reserved for known costs related to existing needs for maintenance and repairs. In addition, $223,000 was allocated to property taxes. The remainder of $4,012,000 was recognized as rental income in the third quarter of 2003.

We leased the New Jersey facility to Sunrise Living Services, Inc. ("Sunrise"), which company acquired the outstanding stock of Marriott in March, 2003. We leased the Texas facility to Medallion Senior Living at Dallas, LLC. We leased the two Florida facilities to The Palms of Maitland, Inc. and The Place at West Palm Beach, Inc.

Based on rental payments received and expected to be received, and our impairment analysis, we recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. We believe that the carrying amount of these properties at September 30, 2003 of $39,158,000 is realizable. The impairment was necessitated by the financial condition of the new lessee, the physical condition of the facility and significant market competition.

Note 5. MORTGAGE AND OTHER NOTES RECEIVABLE:

Note Receivable from National Health Realty, Inc.

Effective December 31, 2002, in exchange for an equal amount of cash, National Health Realty, Inc. ("NHR") transferred to us three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding of $15,672,000. The transfer agreement with NHR includes provisions that, beginning January 2, 2004, allow us to put to NHR the transferred notes at any time, with 60 days notice, at a price equal to the outstanding principal and interest balance or require NHR to make debt service payments if not made by the debtors. The agreement also provides that NHR may repurchase after July 1, 2003, the notes from us at a price equal to the then outstanding principal and interest balance. Consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), we have accounted for the transfer of the notes receivable from NHR as a loan to NHR rather than as a purchase of the notes. As a result, we have recognized notes receivable from NHR on our consolidated balance sheet as of September 30, 2003 and December 31, 2002 and recognized interest income from NHR. The balance of this note at September 30, 2003 is $15,112,000. NHR is another REIT to which NHC provides advisory services.

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

On January 7, 2003, NHI received the projects through foreclosure and then sold the facilities to an unrelated not-for-profit entity, HSM of Texas, providing seller financing. NHI accounts for the sale of the properties using the installment method, consistent with the provisions of SFAS 66. The new borrower has made monthly principal and interest payments during the first nine months of 2003. The new loan with HSM of Texas bears interest at 5.85%, is payable at $354,000 monthly and matures in December 2022. The outstanding balance at September 30, 2003 is $29,749,000, which we believe is realizable. The average recorded investment in the loan was $30,640,000 and $31,348,000 for the nine months ended September 30, 2003 and 2002, respectively. The related amount of interest income recognized on the loans were $2,247,000, and $1,604,000 for the nine months ended September 30, 2003, and 2002, respectively.

Borrower Bankruptcy and Other Non-Performing Loans

American Medical Associates, Inc. ("AMA") - Two first mortgage loans totaling $13,646,000 to AMA are secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Payments to NHI are not current and, as a result, interest on these loans is being charged at the default rate of interest. Only interest that is received is being recognized as revenue. The facilities' operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,200,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $8,382,000 at September 30, 2003, is supported by the value of the collateral. The borrower filed for bankruptcy protection in January 2003. The average recorded investment in the AMA loan was $8,382,000, and $13,011,000 for the nine months ended September 30, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $0 and $1,236,000 for the nine months ended September 30, 2003 and 2002, respectively.

Ashton Woods - At September 30, 2003, we hold 75%, or $4,115,000, of a $5,487,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation, which filed for bankruptcy on December 20, 2002. This loan matured in January 2003. Additionally, the facility had a ban on new admissions during 2001 which negatively impacted operating results during 2002 and 2003. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $3,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $1,115,000 at September 30, 2003 is supported by the value of the collateral. The average recorded investment in the Ashton Woods loan was $1,115,000, and $3,652,000 for the nine months ended September 30, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $0, and $398,000 for the nine months ended September 30, 2003, and 2002, respectively.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximate $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by an affiliate of Centennial HealthCare Corporation, which filed for bankruptcy protection on December 20, 2002. Although all payments to NHI are current, payments are consistently made after the due date. Additionally, the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying value amount of $6,324,000 at September 30, 2003 is supported by the value of the collateral. The average recorded investment in the Midwest loan was $6,465,000, and $7,695,000 for the nine months ended September 30, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $474,000, and $744,000 for the nine months ended September 30, 2003, and 2002, respectively.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by properties which are operated by Allgood. The first loan, with an outstanding balance of approximately $14,616,000 before writedown, is secured by first mortgages on four nursing homes in Georgia, which are owned by an employee stock ownership trust. The second loan, secured by a first mortgage on a Tucker, Georgia nursing home, had an outstanding balance of approximately $7,100,000 before writedown. Both of these loans secured by the five nursing homes were guaranteed by the estates of the principals of the operator. In September, 2003, we received $1,000,000 in return for releasing one of the estates as a guarantor. The payout was applied against the principal balance of the loan. In addition to certain technical defaults, the borrower failed to maintain a $300,000 letter of credit as required in the loan documents and failed to make the required debt service payments during the third and fourth quarters of 2002. Accordingly, the loans have been declared in default and the principal amount due has been accelerated. In January, 2003, the borrowers filed for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in 2002. During the third quarter of 2003, NHI received a $1,000,000 payment from the estate of the owner of Allgood. Based on management's updated analysis of the future expected cash flows of this note, this payment was applied to reduce the principal balance outstanding. Management believes that the remaining carrying amount of $15,715,000 at September 30, 2003 is supported by the value of the collateral. The average recorded investment in the Allgood loan was $16,113,000, and $21,819,000 for the nine months ended September 30, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $0, and $1,221,000 for the nine months ended September 30, 2003, and 2002, respectively.

Somerset on Lake Saunders - This facility has suffered from poor occupancy and other operational issues. In 2001, the IRS placed a lien on the facility for $270,000. Although the IRS has been receiving some payments, we have been informed the IRS is becoming progressively impatient. In addition, in the first quarter of 2003, the borrower has been progressively late in making its monthly payments. The borrower has now engaged a consultant to assist it in evaluating strategic alternatives, including bankruptcy. The original promissory note for $2,370,000 matures in 2006, bears interest at 11.65%, and is payable $26,000 monthly.

Management's analysis of the future cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value during the first quarter of 2003. Management believes that the remaining carrying amount of $448,000 at September 30, 2003 is supported by the value of the collateral. The average recorded investment in the Somerset on Lake Saunders loan was $1,209,000 and $2,007,000 for the nine months ended September 30, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $178,000 and $60,000 for the nine months ended September 30, 2003 and 2002, respectively.

Note 6. INVESTMENTS IN MARKETABLE SECURITIES:

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

In order to protect our status as a REIT, we sold a portion of our investments in ALC convertible debentures to an employee of our investment advisor, NHC, during the three months ended March 31, 2002. Proceeds included a note receivable of $5,818,000 after a payment of $650,000 received in 2001. No gain or loss was realized on this sale during 2002. NHI's collateral on the note consists of the underlying securities. As a result, the note receivable is subject to a risk of accounting loss if the underlying value of the collateral declines below the carrying value of the note receivable. The note is a non-recourse promissory note which bears interest at a variable rate (LIBOR plus .5% at September 30, 2003) and provides for periodic escalation of the rate. The note matures June 30, 2012 and has a balance of $4,593,000 at September 30, 2003 after payments of $1,225,000 during the nine months ended September 30, 2003.

The carrying value but not the face amount of the remaining ALC debentures held by NHI was reduced by $72,000 and $659,000 related to a securities litigation settlement during the three months ended March 31, 2003 and June 30, 2002, respectively.

CLC Healthcare - At September 30, 2003, NHI holds 202,000 shares of common stock of CLC Healthcare. NHI accounts for this investment as available-for-sale securities under SFAS 115. At September 30, 2003, NHI's cost basis in these shares is $410,000 and the fair value of the shares is $4,000. At September 30, 2003, management does not believe that an other-than-temporary impairment of the value of these securities has occurred, but management continues to carefully monitor the value of these securities. It is possible that the fair value of these securities will not increase to an amount in excess of NHI's cost basis and a charge will be recognized in a future period to record an other-than-temporary impairment in the value of these securities.

Note 7: DEBT AND RELATED GUARANTEES

NHI had certain letters of credit of $10,835,000 that matured during 2001. As a result, NHI purchased at face value all of the outstanding first mortgage tax exempt bonds that were secured by the letters of credit. In regard to its investment in and liability under these first mortgage bonds, NHI has a legal right of offset. Therefore, the first mortgage bonds purchased, having a balance of $595,000 and $10,030,000 at September 30, 2003 and December 31, 2002, respectively, offset NHI's debt obligations in the consolidated balance sheet. Mortgage bonds with a principal balance of $6,215,000 and $2,895,000 were remarketed during the first quarter and third quarter, respectively, of 2003 at no gain or loss. Mortgage bonds totaling $325,000 matured during the third quarter of 2003.

1997 Debentures - On January 29, 1997, NHI issued $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. We redeemed the remaining $39,917,000 of these 1997 debentures during the quarter ended March 31, 2003.

Note 8. COMMITMENTS, CONTINGENCIES AND GUARANTEES:

At September 30, 2003, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include mortgage loans for one long-term care center, and one assisted living facility, at rates ranging from 10.0% to 10.5%. We have recorded deferred income for commitment fees related to these loans where applicable.

We have also guaranteed bank loans in the amount of $229,000 to key employees utilized for the exercise of stock options. The guaranteed loans, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. None of the outstanding loans are to or for any director or executive officer. The individual borrowers also personally guarantee the loans. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding. We have not accrued a liability for our potential obligation under these guarantees.

We believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our 2001 and 2000 federal tax returns are currently under audit by the Internal Revenue Service. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

Contingency related to damaged property

One of our owned nursing home properties, leased to a subsidiary of National HealthCare Corporation ("NHC") and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The building has been closed to patient care while NHI and NHC assess damages. NHC is NHI's largest lessee, operating 39 of NHI's 181 owned properties.

Under the terms of NHI's lease with NHC, NHC is required to restore the leased property so as to make it at least equal in value to that which existed prior to the damage. The lease also requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from the use of the property including any negligence or violation by NHC.

NHI is a loss payee and additional named insured under the terms of NHC's property and casualty insurance policy. The policy includes business interruption insurance and NHI believes it will receive 100% of any rent due on the facility through the expected reconstruction process. Currently, rent income from the center totals approximately $250,000 annually.

Furthermore, NHI is an additional named insured on NHC's professional and general liability insurance policy. NHC has stated that the lessee, NHC HealthCare/Nashville, LLC and its parent NHC collectively have liability coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate per location and excess coverage of $7,500,000 that is attributable to all of NHC's operated centers.

A provision of the lease allows that if substantial damage occurs during the lease term, NHC may terminate the lease with respect to the damaged property. If the lease is so terminated, NHC will have no obligation to repair the property and NHI will receive the entire insurance proceeds. NHI retains the right to license the beds under any lease termination.

At September 30, 2003, NHI has not accrued any liability for this contingent matter but will continue to closely monitor the situation. There can be no assurance that claims will not exceed the limits of the insurance coverage or that claims will not be asserted against NHI. NHI's potential liability from this incident or NHC's ability to meet any indemnification obligation to NHI cannot be determined at this time. If NHC were unable to meet its obligations to NHI either as to indemnification, if required, or as to the payment of rent, it may have a material adverse impact on our financial position, results of operations and cash flows.

Note 9. NET INCOME PER COMMON SHARE:

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
BASIC:
Weighted average common shares	26,739,985	26,609,104	26,716,411	26,387,251

Net income from continuing operations	$11,904,000	$12,022,000	$33,697,000	$30,302,000
Dividends paid to preferred stockholders	(397,000)	(397,000)	(1,192,000)	(1,192,000)
Income from continuing operations available to
common stockholders	11,507,000	11,625,000	32,505,000	29,110,000
Discontinued operations	(849,000)	1,248,000	294,000	5,377,000

Net income available to common stockholders	$10,658,000	$12,873,000	$32,799,000	$34,487,000

Income from continuing operations per
common share	$ .43	$ .44	$ 1.22	$ 1.10
Discontinued operations per common share	(.03)	.04	.01	.21
Net income per common share	$ .40	$ .48	$ 1.23	$ 1.31

DILUTED:
Weighted average common shares	26,739,985	26,609,104	26,716,411	26,387,251
Stock options	51,401	11,468	34,443	15,677
Convertible subordinated debentures	207,693	304,036	222,489	518,146
Average common shares outstanding	26,999,079	26,924,608	26,973,343	26,921,074

Income from continuing operations	11,904,000	12,022,000	33,697,000	30,302,000
Dividends paid to preferred stockholders	(397,000)	(397,000)	(1,192,000)	(1,192,000)
Interest on convertible subordinated debentures	37,000	51,000	115,000	255,000
Income from continuing operations available to
common stockholders	$11,544,000	$11,676,000	$32,620,000	$29,365,000
Discontinued operations	(849,000)	1,248,000	294,000	5,377,000
Net income available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$10,695,000	$12,924,000	$32,914,000	$34,742,000

Income from continuing operations per
common share	$ .43	$ .43	$ 1.21	$ 1.09

Discontinued operations per common share	(.03)	.05	.01	.20
Net income per common share	$ .40	$ .48	$ 1.22	$ 1.29

Incremental Shares Excluded Since Anti-dilutive:
Convertible subordinated debentures	---	1,378,699	319,289	459,566
8.5% Preferred Stock	676,918	676,918	676,918	255,639
Stock options	30,000	60,000	30,000	60,000

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 10. DISCONTINUED OPERATIONS

During the nine months ended September 30, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility and sold two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. For 2003 and 2002 we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

During the second and third quarters of 2002, we sold two medical office buildings with carrying amounts totaling $7,143,000 for proceeds of $12,226,000. We recognized a $5,083,000 gain on the sale of these facilities in 2002. For 2002, we have reclassified the operations and the net gain on the sale of these facilities as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Revenues:
Rent Income	$ ---	$ 246	$ ---	$ 1,198
Facility operating revenue	2,680	3,445	9,657	10,546
	2,680	3,691	9,657	11,744
Expenses:
Depreciation	72	184	303	686
Facility operating expenses	3,060	3,555	10,595	10,764
	3,132	3,739	10,898	11,450
Operating Income (Loss)	(452)	(48)	(1,241)	294
Gain (Loss) on sale of assets	(397)	1,296	1,535	5,083
Total Discontinued Operations	$ (849)	$ 1,248	$ 294	$ 5,377

Discontinued operations per common share:
Basic	$ (.03)	$ .04	$ .01	$ .21
Diluted	$ (.03)	$ .05	$ .01	$ .20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 2003, we had interests in owned real estate and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $559.3 million. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. Current conditions make it unlikely that any material new investments in health care properties will occur during 2003. Instead, we are monitoring and improving our existing properties and investments.

As of September 30, 2003, our investments were diversified in 181 health care facilities located in 22 states consisting of 135 long-term care facilities, one acute care hospital, four medical office buildings, 18 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $164.7 million aggregate principal amount of loans to 20 borrowers, $293.2 million of purchase leaseback transactions with 11 lessees and $36.3 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 181 facilities, 38 are leased to National HealthCare Corporation ("NHC"). Subsidiaries of NHC also manage 18 of our foreclosure properties. NHC is also our investment advisor. Consistent with its strategy of diversification, we have reduced the portion of its portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 12.47% of total invested assets on September 30, 2003.

At September 30, 2003, 45.48% of the total invested assets of the health care facilities were operated by public operators, 45.47% by regional operators, and 9.05% by small operators.

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

Please refer to MD&A in the 2002 Form 10-K for a more complete discussion of these policies. There are no additional critical accounting policies identified in the first nine months of 2003.

Liquidity and Capital Resources

Sources and Uses of Funds

We generated net cash from operating activities during the first nine months of 2003 totaling $45.0 million compared to $46.0 million in the prior period. The $45.0 million net cash generated from operating activities during the first nine months of 2003 is composed of net income of $34.0 million, increased by depreciation of $11.6 million, loan and realty impairment loss expense of $6.9 million, and increase in accounts payable and accrued liabilities of $2.5 million. It is reduced by a gain on sale of real estate of $1.5 million, increase in accounts receivable of $2.3 million, increase in other assets of $2.5 million, and a decrease in accrued interest payable of $3.0 million.

The $46.0 million net cash generated from operating activities during the first nine months of 2002 is composed of net income of $35.7 million, increased by depreciation of $12.2 million and loan loss expense of $9.5 million. It is reduced by a gain on sale of real estate of $5.0 million, an increase in other assets of $2.0 million, a decrease in accounts payable and accrued liabilities of $1.1 million, and a decrease in accrued interest payable of $2.9 million.

Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and working capital changes.

Net cash provided by investing activities during the first nine months of 2003 totaled $26.1 million compared to $36.9 million in the prior period. Cash flows provided from investing activities during the first nine months of 2003 included collections on mortgage notes receivable of $18.8 million compared to $25.9 million for the prior period and $9.4 million proceeds from the sale of real estate compared to $13.1 million for the prior period. The $18.8 million collections on mortgage notes receivable during the nine months of 2003 includes mortgage prepayments of $4.4 million from Mercy and $4.7 million from Remington Retirement. The $9.4 million proceeds from the sale of real estate during the first nine months of 2003 relates to $4.0 million proceeds applicable to the sale of the Women's and Children's medical office building in Lafayette, Louisiana in January 2003 and the $5.2 million proceeds applicable to the sale of Park Ridge and Park West nursing facilities in Washington in July 2003.

Cash flows used in investing activities during the first nine months of 2003 included investment in mortgage notes of $1.7 million and acquisition of real estate properties of $.6 million. Cash flows used in investing activities in the prior period included investment in real estate properties of $2.7 million.

Net cash used in financing activities during the first nine months of 2003 totaled $65.0 million compared to $38.1 million in the prior period. Cash flows used in financing activities for the first nine months of 2003 included payments of convertible debentures of $39.9 million, principal payments on long-term debt of $2.7 million and dividends paid to stockholders of $31.9 million. This compares to prior period activity of payments of convertible debentures of $5.3 million, $1.8 million of principal payments on debt, and dividends paid to stockholders of $31.4 million.

Cash flow provided by financing activities during the first nine months of 2003 included $9.1 million from debt proceeds related to first mortgage tax exempt bonds owned which were sold and no longer offset the respective debt.

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ended December 31, 2003 and thereafter. NHI declared a dividend of 40 cents per common share to shareholders of record on March 31, 2003 payable on May 10, 2003; a dividend of 40 cents per common share to shareholders of record on June 30, 2003 payable on August 10, 2003; and a dividend of 40 cents per common share to shareholders of record on September 30, 2003 payable on November 10, 2003.

We believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our 2001 and 2000 federal tax returns are currently under audit by the Internal Revenue Service. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

Commitments

At September 30, 2003, we were committed, subject to due diligence and financial performance goals, to fund approximately $.7 million in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, and one assisted living facility at rates ranging from 10.0% to 10.5%.

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

Effective December 31, 2002, in exchange for an equal amount of cash, National Health Realty, Inc. ("NHR") transferred to us three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding of $15,672,000. The transfer agreement with NHR includes provisions that, beginning January 2, 2004, allow us to put to NHR the transferred notes at any time, with 60 days notice, at a price equal to the outstanding principal and interest balance or require NHR to make debt service payments if not made by the debtors. The agreement also provides that NHR may repurchase after July 1, 2003, the notes from us at a price equal to the then outstanding principal and interest balance. We have recognized notes receivable from NHR on our consolidated balance sheet as of September 30, 2003 and December 31, 2002 and recognize interest income from NHR. The balance of this note at September 30, 2003 is $15,112,000. NHR is another REIT to which NHC provides advisory services.

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

On January 7, 2003, NHI received the projects through foreclosure and then sold the facilities to an unrelated not-for-profit entity, HSM of Texas, providing seller financing. NHI accounts for the sale of the properties using the installment method, consistent with the provisions of SFAS 66. The new borrower has made monthly principal and interest payments during the first nine months of 2003. The new loan with HSM of Texas bears interest at 5.85%, is payable at $354,000 monthly and matures in December 2022. The outstanding balance at September 30, 2003 is $29,749,000, which we believe is realizable. The average recorded investment in the loan was $30,640,000 and $31,348,000 for the nine months ended September 30, 2003 and 2002, respectively. The related amount of interest income recognized on the loans were $2,247,000, and $1,604,000 for the nine months ended September 30, 2003, and 2002, respectively.

Borrower Bankruptcy and Other Non-Performing Loans

American Medical Associates, Inc. ("AMA") - Two first mortgage loans totaling $13,646,000 to AMA are secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Payments to NHI are not current and, as a result, interest on these loans is being charged at the default rate of interest. Only interest that is received is being recognized as revenue. The facilities' operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,200,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $8,382,000 at September 30, 2003, is supported by the value of the collateral. The borrower filed for bankruptcy protection in January 2003. The average recorded investment in the AMA loan was $8,382,000, and $13,011,000 for the nine months ended September 30, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $0 and $1,236,000 for the nine months ended September 30, 2003 and 2002, respectively.

Ashton Woods - At September 30, 2003, we hold 75%, or $4,115,000, of a $5,487,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation, which filed for bankruptcy on December 20, 2002. This loan matured in January 2003. Additionally, the facility had a ban on new admissions during 2001 which negatively impacted operating results during 2002 and 2003. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $3,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $1,115,000 at September 30, 2003 is supported by the value of the collateral. The average recorded investment in the Ashton Woods loan was $1,115,000, and $3,652,000 for the nine months ended September 30, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $0, and $398,000 for the nine months ended September 30, 2003, and 2002, respectively.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximate $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by an affiliate of Centennial HealthCare Corporation, which filed for bankruptcy protection on December 20, 2002. Although all payments to NHI are current, payments are consistently made after the due date. Additionally, the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying value amount of $6,324,000 at September 30, 2003 is supported by the value of the collateral. The average recorded investment in the Midwest loan was $6,465,000, and $7,695,000 for the nine months ended September 30, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $474,000, and $744,000 for the nine months ended September 30, 2003, and 2002, respectively.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by properties which are operated by Allgood. The first loan, with an outstanding balance of approximately $14,616,000 before writedown, is secured by first mortgages on four nursing homes in Georgia, which are owned by an employee stock ownership trust. The second loan, secured by a first mortgage on a Tucker, Georgia nursing home, had an outstanding balance of approximately $7,100,000 before writedown. Both of these loans secured by the five nursing homes are guaranteed by the estates of the principals of the operator. In addition to certain technical defaults, the borrower failed to maintain a $300,000 letter of credit as required in the loan documents and failed to make the required debt service payments during the third and fourth quarters of 2002. Accordingly, the loans have been declared in default and the principal amount due has been accelerated. In January, 2003, the borrowers filed for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in 2002. During the third quarter of 2003, NHI received a $1,000,000 payment from the estate of the owner of Allgood. Based on management's updated analysis of the future expected cash flows of this note, this payment was applied to reduce the principal balance outstanding. Management believes that the remaining carrying amount of $15,715,000 at September 30, 2003 is supported by the value of the collateral. The average recorded investment in the Allgood loan was $16,113,000, and $21,819,000 for the nine months ended September 30, 2003, and 2002, respectively. The related amount of interest income recognized on the loan was $0, and $1,221,000 for the nine months ended September 30, 2003, and 2002, respectively.

Somerset on Lake Saunders - This facility has suffered from poor occupancy and other operational issues. In 2001, the IRS placed a lien on the facility for $270,000. Although the IRS has been receiving some payments, we have been informed the IRS is becoming progressively impatient. In addition, in the first quarter of 2003, the borrower has been progressively late in making its monthly payments. The borrower has now engaged a consultant to assist it in evaluating strategic alternatives, including bankruptcy. The original promissory note for $2,370,000 matures in 2006, bears interest at 11.65%, and is payable $26,000 monthly.

Management's analysis of the future cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value during the first quarter of 2003. Management believes that the remaining carrying amount of $448,000 at September 30, 2003 is supported by the value of the collateral. The average recorded investment in the Somerset on Lake Saunders loan was $1,209,000 and $2,007,000 for the nine months ended September 30, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $178,000 and $60,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities was transferred to a subsidiary of NHC. The Highline Care Center in Seattle, Washington was sold in June 2002 for net proceeds of $882,000. This facility had been closed since December 2000. The resulting loss on the sale of $98,000 has been reflected in the investment income caption of the December 31, 2002 consolidated statements of income. During the third quarter of 2003 the Park Ridge Care Center and Park West Care Center were sold for proceeds of $5,200,000. The resulting loss on the sale of $397,000 has been reflected in the discontinued operations caption of the September 30, 2003 consolidated statements of income. Based on our impairment analyses for these four facilities, we recorded an impairment of $1,500,000 during 2001 and $2,446,000 during 2000. Management believes that the carrying amount of the remaining property at September 30, 2003 of $1,449,000 is realizable. The fourth remaining facility has been designated as "held for sale", consistent with the provisions of SFAS 144. The results of operations of this facility have been included in discontinued operations for all periods presented. The carrying value of the property is included in real estate properties in the consolidated balance sheet.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. We retained NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a non-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. No deposits have been received to date. Management believes that the carrying amount of these properties at September 30, 2003 of $30,434,000is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded, through foreclosure, possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC has been engaged to manage these facilities. During 2001, prior to the foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at September 30, 2003 of $20,255,000 is realizable.

Alterra Properties - In early 1998, we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us consisting of four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on its rent payment and NHI immediately terminated the leases and arranged for new lessees. We have filed suit for damages against Alterra. On January 22, 2003, Alterra filed bankruptcy. As a result, damages against Alterra will be subject to the bankruptcy process. The new lessees took possession of the centers during the late spring and summer of 2001. Under the terms of the new leases, we experienced reduced rental income in 2001 and 2002. Lease income for the nine months ended September 30, 2003 and 2002 was $2,400,000 and $750,000, respectively. Furthermore, in September 2003, we recognized as income $1,210,000 of cash that was received previously but which had been subject to dispute. Based on the rental payments received and expected to be received, and our impairment analyses, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at September 30, 2003 of $32,062,000 is realizable.

Integrated Health Services, Inc. ("IHS") - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2000 and 2001, prior to accepting the deeds to these properties, we recorded a $3,000,000 write-down of our note receivable. IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current. We believe that the carrying amount of our net investment in these properties of approximately $19,052,000 at September 30, 2003 is realizable.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a three year old, 110 unit assisted living facility in Charlotte, North Carolina. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan value in the fourth quarter of 2001. In June 2002, the owner and corporate guarantor surrendered possession, provided a deed in lieu of foreclosure to us, made tax payments current, paid $1,016,000 toward the debt and deeded to us an unimproved parcel of land in another state. As a result, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosed real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we experienced reduced revenue in 2002 compared to 2001. We believe the carrying amount of our net investment in this property at September 30, 2003 of $2,028,000 is realizable.

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

In January, 2003, NHI received these properties through foreclosure and immediately leased the facilities to a new operator, Royal Holding, LLC, who brought past due property taxes current and agreed to monthly lease payments. The lease initially includes monthly rent of $155,000, with provisions for increases .in later periods through 2016. Presently, NHI has not begun to recognize rental income from these properties on a straight-line basis due to concerns about collectibility of the future increases. Lease income of $1,915,000 was recognized on the property for the nine months ended September 30, 2003. No interest income was recognized on the previous mortgage for the nine months ended September 30, 2002.

Marriott Senior Living Services - In July 2003, we reached an agreement with Marriott Senior Living Services ("Marriott") to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey. Under the terms of the settlement with Marriott, we were paid $6,211,000 to settle our claims for certain deferred maintenance and repairs, for accrued real estate taxes, and to compensate us for future rental periods. A portion ($1,580,000) of the $6,211,000 received has been reserved for known costs related to existing needs for maintenance and repairs. In addition, $223,000 was allocated to property taxes. The remainder of $4,012,000 was recognized as rental income in the third quarter of 2003.

We leased the New Jersey facility to Sunrise Living Services, Inc. ("Sunrise"), which company acquired the outstanding stock of Marriott in March, 2003. We leased the Texas facility to Medallion Senior Living at Dallas, LLC. We leased the two Florida facilities to The Palms of Maitland, Inc. and The Place at West Palm Beach, Inc.

Based on rental payments received and expected to be received, and our impairment analysis, we recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. We believe that the carrying amount of these properties at September 30, 2003 of $39,158,000 is realizable. The impairment was necessitated by the financial condition of the new lessee, the physical conditions of the facility and significant market competition.

Marketable Securities

CLC Healthcare - At September 30, 2003, NHI holds 202,000 shares of common stock of CLC Healthcare. NHI accounts for this investment as available-for-sale securities under SFAS 115. At September 30, 2003, NHI's cost basis in these shares is $410,000 and the fair value of the shares is $4,000. At September 30, 2003, management does not believe that an other-than-temporary impairment of the value of these securities has occurred, but management continues to carefully monitor the value of these securities. It is possible that the fair value of these securities will not increase to an amount in excess of NHI's cost basis and a charge will be recognized in a future period to record an other-than-temporary impairment in the value of these securities, which charge would have a material adverse effect on NHI's results of operations. Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net income for the three months ended September 30, 2003 is $11.0 million versus net income of $13.3 million for the same period in 2002, a decrease of 16.7%. Earnings per common share decreased 8 cents or 16.7% to 40 cents in the 2003 period from 48 cents in the 2002 period.

Total revenues for three months ended September 30, 2003 increased $.1 million or .1% to $44.3 million from $44.2 million for the three months ended September 30, 2002. Revenues from mortgage interest income decreased $6.4 million, or 58.1%, when compared to the same period in 2002. Revenues from rental income increased $5.7 million, or 46.6% in 2003 as compared to 2002. Revenues from investment interest and other income decreased $.5 million or 22.7% compared to 2002. Facility operating revenue increased $1.3 million or 7.0% in 2003 compared to 2002.

The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of collection of and foreclosure on mortgage loans and due to the discontinuation of interest income recognition in 2003 and 2002 on problem loans. Of the $6.4 million decrease, $3.1 million is related to REMICs, and $3.0 million is related to previous mortgage payoffs. This decrease is offset by approximately $.3 million interest income in 2003 from a note receivable of $15.7 million from National Health Realty, Inc. made on December 31, 2002.

The increase in rental income resulted primarily from rental income of $4.1 million from a settlement with Marriott International on four Brighton Gardens assisted living facilities and additional rental income of $1.5 million from leases of certain assisted living facilities to Alterra and other previous owners and operators.

The change in investment income for the three months ended September 30, 2003 includes additional investment income of $.2 million from a settlement with Marriott International on four Brighton Gardens assisted living facilities, and $.3 million related to Alterra assisted living facilities. The effect of realized gain on debt redeemed, and bond discount amortization in the third quarter of 2002 caused a decrease for 2003.

The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the three months ended September 30, 2003.

Total expenses for the three months ended September 30, 2003 decreased $.2 million or .5% to $32.4 million from $32.2 million for 2002. Interest expense decreased $.7 million or 17.2% in 2003 as compared to 2002. Depreciation of real estate and general and administrative costs are unchanged from the previous period. Facility operating expense increased by $.7 million or 3.7% in 2003 compared to 2002.

Interest expense for the three months ended September 30, 2003 decreased primarily due to the March, 2003 payment of convertible debentures in the amount of $39.9 million and conversion of debentures of $.3 million in 2003.

There was a realty impairment loss of $5.4 million for the three months ended September 30, 2003 to reflect the lower rent expected on one of the Brighton Gardens assisted living facilities. This compares to $5.0 million of loan losses for the same period in 2002, attributable to non-performing loans.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net income for the nine months ended September 30, 2003 is $34.0 million versus net income of $35.7 million for the same period in 2002, a decrease of 4.7%. Basic earnings per common share decreased 8 cents or 6.1% to $1.23 in the 2003 period from $1.31 in the 2002 period.

Total revenues for nine months ended September 30, 2003 increased $1.7 million or 1.4% to $122.7 million from $121.0 million for the nine months ended September 30, 2002. Revenues from mortgage interest income decreased $10.1 million, or 40.3%, when compared to the same period in 2002. Revenues from rental income increased $8.3 million, or 22.9% in 2003 as compared to 2002. Revenues from investment interest and other income decreased $.4 million or 8.5% compared to 2002. Facility operating revenue increased $3.9 million or 7.1% in 2003 compared to 2002.

The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of collection of and foreclosure on mortgage loans and due to the discontinuation of interest income recognition in 2003 and 2002 on problem loans. Of the $10.1 million decrease, $2.5 million is attributable to problem loans, $3.9 million is related to REMICS, and $4.1 million is related to previous mortgage payoffs. This decrease is offset by approximately $1.0 million interest income in 2003 from a note receivable of $15.7 million from National Health Realty, Inc. made on December 31, 2002.

The increase in rental income resulted primarily from rental income of $4.1 million from a settlement with Marriott International on four Brighton Gardens assisted living facilities, additional rental income of $2.9 million from leases of certain Alterra assisted living facilities, and $1.9 million from two New Jersey centers obtained in January 2003 through foreclosure.

The change in investment income for the nine months ended September 30, 2003 includes additional investment income of $.2 million from a settlement with Marriott International on four Brighton Gardens assisted living facilities, and $.3 million related to Alterra assisted living facilities. The effect of realized gain on debt redeemed and bond discount amortization in the prior period of 2002 caused a decrease for 2003.

The increase in facility operating revenues is due primarily to the improved results in Massachusetts, New Hampshire, Kansas and Missouri for the nine months ended September 30, 2003.

Total expenses for the nine months ended September 30, 2003 decreased $1.7 million or 1.9% to $89.0 million from $90.8 million for 2002. Interest expense decreased $2.4 million or 18.3% in 2003 as compared to 2002. Depreciation of real estate decreased $.3 million or 2.4%. General and administrative costs increased $.6 million. Facility operating expense increased by $3.2 million or 5.9% in 2003 compared to 2002.

Interest expense for the nine months ended September 30, 2003 decreased primarily due to the March, 2003 payment of convertible debentures in the amount of $39.9 million and conversion of debentures of $.3 million in 2003.

Depreciation of real estate for the nine months ended September 30, 2003 decreased primarily because of certain property becoming fully depreciated.

General and administrative costs for the nine months ended September 30, 2003 increased $.6 million due primarily to the 2001 NHC advisory fee adjustment of $.6 million that was recorded during the nine months ended September 30, 2002.

Loan and realty impairment losses for the nine months ended September 30, 2003 were $6.9 million compared to $9.5 million for the same period in 2002. These loan losses were attributable to non-performing loans. A realty impairment loss of $5.4 million in the third quarter of 2003 reflects the lower rent expected on one of the Brighton Gardens assisted living facilities.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above.

Reconciliation of Funds From Operations

The following table reconciles net income applicable to common stockholders to funds from operations applicable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Net income applicable to common stockholders	$10,658,000	$12,873,000	$32,799,000	$34,487,000
Adjustments:
Real estate depreciation	3,743,000	3,869,000	11,264,000	11,543,000
Other Items:
Discontinued operations:
Operating (income) loss - discontinued	452,000	48,000	1,241,000	(294,000)
(Gain) loss on sale of real estate	397,000	(1,296,000)	(1,535,000)	(5,083,000)
Basic funds from operations applicable
to common stockholders	$15,250,000	$15,494,000	$43,769,000	$40,653,000
Dividends to preferred stockholders	---	397,000	---	---
Interest on convertible subordinated debentures	37,000	51,000	115,000	255,000

Diluted funds from operations applicable
to common stockholders	$15,287,000	$15,942,000	$43,884,000	$40,908,000

Basic funds from operations per share	$ .57	$ .58	$ 1.64	$ 1.54
Diluted funds from operations per share	$ .57	$ .58	$ 1.63	$ 1.52

Shares for basic funds from operations per share	26,739,985	26,609,104	26,716,411	26,387,251
Shares for diluted funds from operations per share	26,999,079	27,601,526	26,973,343	26,921,074

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

New Accounting Pronouncements

NHI adopted SFAS 144 on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its consolidated statements of income, the revenues and expenses of two medical office buildings that NHI sold during the second and third quarter of 2002, one medical office building that NHI sold during the first quarter of 2003, two nursing facilities sold during the third quarter of 2003, and the related gains or losses on the sales.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses From Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As permitted, NHI elected to adopt SFAS 145 effective January 1, 2002. As a result, gains of $65,000 on the retirement of convertible subordinated debentures during the first quarter of 2003 and $330,000 during each of the second and third quarter of 2002 have been included in investment interest and other income.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25"). See Note 3 for the required disclosures under SFAS 148.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through September 30, 2003, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities. FIN 46's consolidation provisions apply immediately to variable interest entities created subsequent to January 31, 2003. Variable interest entities created prior to January 31, 2003 must be consolidated effective December 31, 2003, as a result of the FASB Staff Position Paper ("FIN 46-6"), which defers the effective date until the end of the first period ending after December 15, 2003. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

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

As of September 30, 2003, $133,795,000 of our long-term debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has an immaterial impact on our future earnings and cash flows related to these instruments. The remaining $34,407,000 of our debt and $1,414,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% change in interest rates may have a material impact on our future earnings and cash flows related to these instruments.

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

Item 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to September 30, 2003.

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
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b)        Reports on Form 8-K

             Form 8-K filed September 10, 2003 regarding third quarter preferred dividend announcement.

             Form 8-K filed September 11, 2003 regarding third quarter common dividend announcement.

             Form 8-K filed September 30, 2003 regarding fire at NHC HealthCare, Nashville, an owned facility.

             Form 8-K filed October 21, 2003 regarding third quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date November 12, 2003	/s/ W. Andrew Adams .
W. Andrew Adams
Chief Executive Officer

Date November 12, 2003	/s/ Donald K. Daniel
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

Date: November 12, 2003

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

Date: November 12, 2003

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National Health Investors, Inc.

For The Quarter Ended September 30, 2003

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Investors, Inc. ("Issuer") for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended September 30, 2003.

This Certification is executed as of November 12, 2003.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Investors, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.