Form 10-K
period 2003-12-31
NATIONAL HEALTH INVESTORS INC
filed 2004-03-09
CIK 877860

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

The aggregate market value of voting stock held by nonaffiliates of the registrant was $380,374,972 as of June 30, 2003. The number of shares of Common Stock outstanding as of February 29, 2004 was 26,785,836.

PART I

Item 1. Business

General

We are a real estate investment trust ("REIT") which invests in income producing health care properties primarily in the long-term care industry. As of December 31, 2003, we had ownership interests in real estate, mortgage investments and REMIC investments totaling approximately $455.4 million, and other investments in preferred stock and marketable securities of $65.0 million, resulting in total invested assets of $520.4 million. Our mission is to provide current income for distribution to stockholders through investments in health care related businesses and facilities, including long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities". We have funded these investments through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity in the form of common and preferred stock and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of straight debt. We currently have no outstanding bank lines of credit.

NHI is currently limited in its ability to make new investments due to the unstable environment in which we operate and a lack of availability of reasonably priced capital. We will continue to review our investment opportunities as we generate cash from our operating, investing and financing activities. We anticipate making some new investments beginning in 2004.

As a result of recent conditions in the long-term care industry, we currently operate (through a third party manager which is a wholly-owned subsidiary of National HealthCare Corporation) 18 long-term health care facilities acquired through foreclosure or in lieu of foreclosure. We are treating these properties as foreclosure properties for federal income tax purposes. With this election, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purposes of the income-source tests that must be satisfied by REITs to maintain their tax status.

As of December 31, 2003, we had approximately $450.0 million in real estate and mortgage investments in 167 health care facilities located in 20 states consisting of 121 long-term care facilities, one acute care hospital, four medical office buildings, 18 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consist of approximately $145.3 million aggregate principal amount of loans to 16 borrowers and $289.5 million of purchase leaseback agreements with ten lessees and $16.0 million invested in REMIC pass through certificates. Of these 167 facilities, 40 are leased to or operated by National HealthCare Corporation ("NHC"), and four have lease guarantees extended to them by NHC.

At December 31, 2003, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include investments for one long-term health care center, and one assisted living facility all at rates ranging from 10.0% to 10.5%.

We commenced operations on October 17, 1991 with approximately $121.8 million in net assets obtained when we acquired 40 skilled long-term care facilities, three retirement centers, and four third party first mortgage notes from NHC, successor by merger to National HealthCare L.P. in exchange for 7,306,570 shares of our Common Stock. Concurrently, we assumed mortgage indebtedness and certain other obligations of NHC related to the acquired properties. The 43 properties were then leased to NHC. NHI, in 2000, re-leased four of these properties to third parties, but NHC has remained as a lease guarantor. NHC is a publicly traded corporation which at December 31, 2003 operated or managed 76 long-term care facilities with a total of 9,332 licensed beds. NHC additionally operated 880 assisted care units and 492 independent living apartments. Within its centers are located 188 Alzheimer's beds and 214 sub-acute beds. NHC also operates seven retirement centers with a total of 492 units, 13 freestanding assisted living facilities with a total of 842 units and 32 home health care programs.

NHC has provided advisory services to us since our inception pursuant to an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement"). In addition, NHI and NHC have certain other relationships.

Unless the context indicates otherwise, references herein to "the Company", "we" and "our" include all of our subsidiaries.

Types of Health Care Facilities

Long-term care facilities. As of December 31, 2003, we owned and leased 68 licensed long-term care facilities, 37 of which were operated by NHC. Of the 31 remaining licensed long-term care facilities, 21 are leased to other long-term care companies and 10 are owned and operated by NHI. The 10 long-term care facilities and one additional retirement center were acquired by us through foreclosure or by accepting a deed in lieu of foreclosure. We also had outstanding first mortgage loans and REMIC investments on 53 additional licensed long-term care facilities. All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level. Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

Acute and long term care hospitals. As of December 31, 2003, we owned and leased one acute care hospital. Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation. Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

Medical office buildings. As of December 31, 2003, we owned and leased four medical office buildings. Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients. Each of our owned medical office buildings is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee then leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

Assisted Living Facilities. We own 16 assisted living facilities which are leased to individual operators. We also have first mortgages on two additional assisted living projects. Assisted living unit facilities are free standing facilities or facilities which are attached to long term care facilities or retirement facilities and provide basic room and board functions for the elderly. Some assisted living projects include licensed long term care (nursing home) beds. On-site staff are normally available to assist in minor medical needs on an as needed basis.

Retirement Centers. We own five retirement centers, three of which are leased to NHC, one to Sun Healthcare, and one to ElderTrust and have first mortgages on one other. Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from government programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is normally required for long-term care facilities.

Residences for the developmentally disabled. As of December 31, 2003, we had outstanding first mortgage notes on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six to eight mentally and developmentally disabled persons. These persons obtain custodial care which includes food, lodging, education and transportation services. These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled. Services to the developmentally disabled are primarily paid for by state Medicaid programs.

Nature of Investments

Our investments are typically structured as either purchase leaseback transactions or mortgage loans. We also provide construction loans for facilities for which we have already committed to provide long-term financing or which agree to enter into a lease with us upon completion of the construction. The lease rates of our leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9% and 12% per annum. We charge a commitment fee of 1% based on the purchase price of the property of a purchase leaseback or the total principal loan amount of a mortgage loan. In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing. We believe our lease terms, mortgage loan and construction loan terms are competitive in the market place. Except for certain properties, as described under the heading "Non-Performing Mortgage and Other Notes Receivable" and "Foreclosure and Other Troubled Properties", all of the operating Health Care Facilities are currently performing under their mortgage loans or leases. Typical characteristics of these transactions are as follows:

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

Construction loans. From time to time, although none are currently outstanding, we also provide construction loans that by their terms convert either into purchase leaseback transactions or mortgage loans upon the completion of the construction of the facility. Generally, when provided, the interest rates on the construction loans range from 10.0% to 10.5%. The term of such construction loans are for a period which commences upon the closing of such loan and terminates upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower's parent, affiliates of the borrower or one or more of the individuals who control the borrower. No such leases are currently outstanding.

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

During 2003 we collected $21,032,000 on the 1993 REMIC and extended the due date of the remaining three mortgages until December 31, 2004.

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

Operating Facilities. We own and operate 18 long-term health care facilities and one retirement center that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure. NHI has engaged subsidiaries of NHC to manage these foreclosure properties. The operating revenues and expenses of these facilities are recorded in the consolidated statements of income. With certain elections, unqualified income generated by these foreclosure properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

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

In mid 1998, the long term care industry began experiencing Medicare revenue reductions brought about by the enactment of the 1997 Balanced Budget Act ("BBA 97"). Additionally, the assisted living industry experienced slower fill-up rates on new projects and more competition for their mature projects as overbuilding occurred in more and more markets. Stock prices for publicly traded companies declined precipitously and companies announced greatly reduced earnings or even significant losses. By the end of 2000, five of the ten largest public long term care companies were in bankruptcy. Beginning in October 2002, additional reductions were made in Medicare reimbursement rates to long-term care centers by the expiration of enhancements which had been implemented by the Balanced Budget Refinement Act of 1999. Beginning October 1, 2003, the Centers for Medicare and Medicaid Services increased reimbursement for Medicare Part A by 3.26% in addition to the annual inflationary increase of 3%.

With the operators in such dire financial distress, we have been limited in our ability to make new investments due to a lack of choice investments and availability of reasonably priced capital. We will continue to review our investment opportunities as we generate cash from our operating, investing and financing activities. We anticipate making some new investments beginning in 2004, although the amounts of such investments is not yet determined.

Operators

The majority of the Health Care Facilities are operated by the owner or lessee. As a percent of total investments, 47.8% of the Health Care Facilities are operated by publicly-owned companies, while 43.6% are operated by regional health care operators and 8.6% are operated by smaller operators. Generally, a third party operator of a facility is not liable to us under the mortgage or lease; however, we consider the operator to be an important factor in determining the creditworthiness of the investment and we generally have the right to approve any changes in operators. On some investments, the third party operator of a facility guarantees at least a portion of the lease or mortgage. Operators who collectively operate more than 3% of our total real estate investments are as follows: NHC, Allgood Healthcare Co., Health Services Management of Texas, LLC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Services, Inc., Eldertrust of Florida, RGL Development, LLC, and Southeast Health Services. Of these operators, Autumn Hills emerged from bankruptcy in July 2002, but then failed as an ongoing business in late 2002, with HSM of Tx, Inc. acquiring ownership subject to NHI's first mortgage on January 7, 2003. For additional information about these and other NHI operators, see "Non-Performing Mortgage and Other Notes Receivable" and "Foreclosure and Other Troubled Properties".

NHC Master Agreement to Lease

The Master Agreement to Lease (the "Master Agreement") with NHC covers 40 nursing homes and three retirement centers and contains terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases were for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. During 2000, four of the leases - all in Florida - were terminated and NHI re-leased the properties to third parties. Although NHC's rent obligations pursuant to the master lease are unchanged, NHC receives a credit for rents paid to NHI by the new operators of the four Florida centers. The new operators of these centers are current on their required payments as of December 31, 2003.

During the initial term and the first renewal term (which has been exercised by NHC), NHC is obligated to pay annual base rent for the respective Health Care Facilities aggregating $15.2 million plus additional rent described below. During the second renewal term, (which would commence January 1, 2007) NHC is required to pay annual base rent based on the then fair market rental of the property as negotiated at that time between NHC and the Company. The Master Agreement also obligates NHC to pay as additional rent under each Lease all payments of interest and principal and other payments due under each mortgage to which the conveyance of the respective Health Care Facility to us was subject or any refinancing of mortgage debt that matures or is required to be paid in its entirety during the term of the Lease. In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHC paid $3.7 million as percentage rent for 2003.

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

Non-Performing Mortgage and Other Notes Receivable

Of our $149,892,000 total net investment in mortgage and other notes receivable at December 31, 2003, approximately $57,463,000 of receivables have been involved in borrower bankruptcies or have otherwise been identified as non-performing loans. Based on our analysis of the future expected cash flows consistent with SFAS 114, historical occupancy, and operating income of these properties, we have recognized writedowns of $3,734,000 in 2003, $17,500,000 in 2002 and $26,104,000 in 2001. See "Borrower Bankruptcy and Other Non-Performing Loans" in Item 7 Management's Discussion and Note 4 to the financial statements for details about notes receivable that have been written down.

Foreclosure and Other Troubled Properties

Of our $289,465,000 net investment in real estate properties at December 31, 2003, approximately $155,590,000 have been identified as impaired investments. Based on our analysis of the future expected cash flows consistent with SFAS 144, historical occupancy, and operating income of these properties, we have recognized writedowns of $5,400,000 in 2003, $-0- in 2002 and $6,400,000 in 2001. Of the impaired properties, $51,125,000 are owned and operated by NHI and $104,465,000 are leased to others. See "Foreclosure and Other Troubled Properties" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the financial statements.

Impaired properties include foreclosure properties in Washington State, Kansas and Missouri. NHI operates these properties and has included the operating revenues and expenses of these facilities in the statements of income since obtaining possession. NHC has been retained to manage these properties.

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

1993 REMIC - During 2000, we were informed by the servicer of the 1993 REMIC that Mariner Health Care ("Mariner" and one of the borrowers within the 1993 REMIC) had declared bankruptcy and was not making the required debt service payments. As a result, we wrote off $2,246,000 of the 1993 REMIC value. In May 2002, Mariner reached a settlement with the servicer of the 1993 REMIC, made payments missed in prior periods, and began making principal and interest payments in June 2002. As a result, we recognized $1,556,000 of interest income during 2002.

At December 31, 2003, the net carrying value of the 1993 REMIC is $9,697,000. During 2003, we collected $21,032,000 on the 1993 REMIC and extended the due date of the three remaining mortgages until December 31, 2004. We increased its carrying value by $709,000 to amortize the investment value to the amount ultimately expected to be collected in December 2004.

1995 REMIC - At December 31, 2003, the net carrying value of the 1995 REMIC is $6,346,000. We have a repayment obligation of $3,006,000 to the servicer of the REMIC for amounts which the servicer has the right to recapture.

Quarterly, we monitor the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. In the opinion of management, no other impairments of the carrying amounts have occurred as of December 31, 2003.

Loan, Realty and Security Loss

During 2001, 2002 and 2003, we determined, based on events occurring during those years and based on the provisions of SFAS 114 and SFAS 144, that impairments of certain of our mortgage and real estate investments mentioned above had occurred. These investments were affected by bankruptcy filings, bankruptcy court rulings, non-receipt of payments and judgments about possible refinancing and other collateral values.

During 2003, loan loss provisions and realty impairments of $9,134,000 have been recorded. The loan loss provisions relate to $3,500,000 of impairments on two mortgage loans totaling $8,272,000 (before writedowns) and a working capital advance of $234,000. The realty impairment relates to a $5,400,000 impairment of our investment in realty of a Florida facility.

It is possible that additional events could occur that would indicate a further impairment of the net carrying amount of our investments. If such events occur, we will record additional loan loss provisions and realty impairment losses in the periods such events are known.

Commitments

We have received commitment fees for commitments to third parties to make loans and to fund construction in progress totaling $739,000. Commitments include construction financings which have closed but which have not been fully funded as of December 31, 2003 and also investment amounts for which we have received a commitment fee but which have not been funded as of December 31, 2003.

The following table sets forth certain information regarding our commitments as of December 31, 2003.

		Commitments
Facility Type	Facilities	Current	Future	Total
		(in thousands)
Long-term Care	1	$ ---	$215	$215
Assisted Living	1	---	524	524
Commitments	2	$ ---	$739	$739

Sources of Revenues

General. Our revenues are derived primarily from mortgage interest income, rental income and the operation of Foreclosure Properties. During 2003, mortgage interest income equaled $21,046,000 of which all except $400,000 was from non-NHC borrowers. Rental income totaled $56,243,000, $33,300,000 of which was from properties operated by NHC. The interest and rental payments are primarily derived from the operations of the Health Care Facilities. The source and amount of revenues from such operations are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs. Facility operating revenues are derived from the operations of the Foreclosure Properties and are determined by similar factors.

Governmental and other concerns regarding health care costs have and may continue to result in significant reductions in payments to health care facilities, and there can be no assurance that future payment rates for either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care have and could continue to adversely affect revenues of our health-related lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their lease or debt payments to us. Failure of the lessees or borrowers to make their lease or debt payments would have a direct and material adverse impact on us.

Medicare and Medicaid. A significant portion of the revenue of our Foreclosure Properties and our lessees and borrowers is derived from governmental-funded reimbursement programs, such as Medicare and Medicaid.

Medicare is a federal health insurance program under the Social Security Act for individuals age 65 and over and certain chronically disabled individuals. The Balanced Budget Act of 1997 (BBA) made fundamental changes in the Medicare program which have resulted in reduced levels of payment for a substantial portion of health care services. Amendments to the BBA Medicare enactments were made in late 1999 and late 2000, which have enhanced operating revenues at Medicare certified lessees and borrowers. Until October 1, 2002, when the enhancements expired again, substantially reducing payment levels, only modest increases were granted for the fiscal year beginning October 1, 2003.

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

Governmental Funding of Medicare and Medicaid. Substantial cuts in Medicare payments to nursing home providers were made beginning with the implementation of the BBA and the Prospective Payment System in 1999. Congress attempted to partially address the financial stress caused by these cuts through the enactment of the Balance Budget Refinement Act (BBRA) in the Fall of 1999 and the Benefits and Improvement and Protection Act (BIPA) in 2000. The majority of improvements brought about by BBRA and BIPA, however, expired on September 30, 2002, again causing financial stress in the industry. Effective for the fiscal year beginning October 1, 2003, the Centers for Medicare and Medicaid services increased reimbursement for Medicare Part A by 3.26% in addition to the annual inflationary increase of 3%. The October 1, 2003 increases are substantially less than were the October 1, 2002 cuts. No material changes to reimbursement are expected until CMS refines the current RUG III case-mix methodology.

Furthermore, several of the states in which we have investments have actively sought ways to reduce or slow the increase of Medicaid spending for nursing home care by such methods as capitated payments or reductions in reimbursement rates. With capitated payments, the provider is responsible for providing, for a fixed fee, all services needed by certain patients. Capitated payments can result in significant losses if patients require extensive treatment not adequately covered by the capitated rate.

These cuts have caused significant financial stress in the long-term care industry and to our tenants and borrowers, evidenced by bankruptcies and foreclosures. The cuts have also negatively impacted our additional percentage rents and, in the case of renegotiated rents for troubled properties, the base rents we are paid from our skilled nursing facility tenants.

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

NHI is currently limited in its ability to make new investments due to the unstable environment in which we operate and a lack of availability of reasonably priced capital. We will continue to review our investment opportunities as we generate cash from our operating, investing and financing activities. We anticipate making some new investments beginning in 2004. If we were to make new investments, we would consider such factors, as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property; and (vii) the mix of private and government sponsored patients. There can be no assurances that investments containing these attributes will be found or closed.

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

Advisory Agreement

We entered into the Advisory Agreement on October 17, 1991 with NHC as "Advisor" under which NHC provides management and advisory services to us during the term of the Advisory Agreement. We believe the Advisory Agreement benefits us by providing access to NHC's extensive experience in the ownership and management of long-term care facilities and retirement centers. Under the Advisory Agreement, we engaged NHC to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Advisory Agreement, NHC is subject to the supervision of and policies established by our Board of Directors. The Advisory Agreement was initially for a stated term which expired December 31, 1997. The Agreement is now on a year to year term, but terminable on 90 days notice, and we may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation in a base amount of $1,625,000, payable in monthly installments of $135,417. The full fee, although earned, will be prorated to the extent that funds from operations (FFO) is less than $2.00 per share. Under the Advisory Agreement, we reimburse NHC for certain out of pocket expenses including those incurred in connection with borrowed money, taxes, fees to independent contractors, legal and accounting services and stockholder distributions and communications. For 1993 and later years the annual compensation is calculated on a formula which is related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In 2003, the annual compensation expensed under the Advisory Agreement was approximately $2,500,000.

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

We have a shareholder approved option exercise loan guaranty program, the purpose of which is to facilitate key personnel exercising options to purchase NHI common stock. With passage of the Sarbanes/Oxley Act of 2002, programs of this nature are no longer authorized and outstanding loans, guarantees or similar credit arrangements must be terminated on their due date. None of the outstanding loan guarantees of NHI ($229,165 at December 31, 2003) are to or for any director or executive officer.

Item 2. Properties

NHI PROPERTIES

LONG TERM CARE
Center	City	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	151
NHC HealthCare, Moulton	Moulton	136

ARIZONA
Estrella Care and Rehab	Avondale	161

FLORIDA
Alachua Nursing Home	Gainesville	120
Ayers Health and Rehabilitation Center	Trenton	120
Bayonet Point Health & Rehabilitation Center	Hudson	180
Bear Creek Nursing Center	Hudson	120
Brooksville Healthcare Center	Brooksville	180
Cypress Cove Care Center	Crystal River	120
Health Center at Huber Gardens	St. Petersburg	96
Heather Hill Nursing Home	New Port Richey	120
Jefferson Nursing Center	Monticello	60
Lake Park of Madison	Lake Park	119
Miracle Hill Nursing & Convalescent	Tallahassee	120
Nursing Center at Mercy	Miami	120
Oakview Nursing Home	Williston	180
Osceola Health Care Center	St. Cloud	120
Palm Garden of Jacksonville	Jacksonville	120
Palm Garden of Pinellas	Largo	120
Parkway Health and Rehabilitation Center	Stuart	177
Pine Lake Nursing Home	Greeneville	58
Plantation Gardens Rehab & Nursing	Ocoee	120
Royal Oak Nursing Center	Dade City	120
Sarasota Health Care Center	Sarasota	120
The Health Center of Merritt Island	Merritt Island	180
The Health Center of Plant City	Plant City	180
The Palms at Maitland*	Maitland	39
The Place at West Palm Beach*	West Palm Beach	47

GEORGIA
Ashton Woods	Rossville	157
Forest Lake Manor	Martinez	100
Jennings Health Care Center	Augusta	100
Meadowbrook Nursing Center	Tucker	144
Moss Oaks Health Care Center	Pooler	122
Rossville Convalescent Center	Rossville	112
West Lake Manor	Augusta	100

IDAHO
Grangeville Care Center	Grangeville	60
Sunny Ridge Care Center*	Nampa	46

KANSAS
Chanute HealthCare Center	Chanute	77
Council Grove HealthCare Center	Council Grove	80
Emporia Rehabilitation Center	Emporia	79
Haysville HealthCare Center	Haysville	119
Hoisington Rehabilitation Center	Hoisington	62
Larned HealthCare Center	Larned	54
Sedgwick HealthCare Center	Sedgwick	56

KENTUCKY
NHC HealthCare, Dawson Springs	Dawson Springs	80
NHC HealthCare, Glasgow	Glasgow	206
NHC HealthCare, Madisonville	Madisonville	94

MASSACHUSETTS
John Adams Nursing Home	Quincy	71
Buckley Health Care Center	Greenfield	120
Holyoke Health Care Center	Holyoke	102
Longmeadow of Taunton	Taunton	100

MISSOURI
Charleviox HealthCare Center	St. Charles	142
Columbia HealthCare Center	Columbia	97
Joplin HealthCare Center	Joplin	92
NHC HealthCare, Desloge	Desloge	120
NHC HealthCare, Joplin	Joplin	126
NHC HealthCare, Kennett	Kennett	170
NHC HealthCare, Maryland Heights	St. Louis	220
NHC HealthCare, St. Charles	St. Charles	120
Town & Country HealthCare Center	Clayton	282

NEW HAMPSHIRE
Epsom Manor	Epsom	108
Maple Leaf Health Care Center	Manchester	114
Villa Crest Nursing Home*	Manchester	123
NEW JERSEY
Brighton Gardens of Edison*	Edison	30
Regal Manor Health Care Center*	Toms River	120
Royal Health Gate Nursing & Rehab*	Trenton	120

SOUTH CAROLINA
NHC HealthCare, Anderson	Anderson	290
NHC HealthCare, Greenwood	Greenwood	152
NHC HealthCare, Laurens	Laurens	176

TENNESSEE
NHC HealthCare, Athens	Athens	98
NHC HealthCare, Chattanooga	Chattanooga	207
NHC HealthCare, Columbia	Columbia	106
NHC HealthCare, Dickson*	Dickson	191
NHC HealthCare, Franklin	Franklin	80
NHC HealthCare, Hendersonville	Hendersonville	122
NHC HealthCare, Hillview	Columbia	92
NHC HealthCare, Johnson City*	Johnson City	160
NHC HealthCare, Knoxville	Knoxville	139
NHC HealthCare, Lewisburg	Lewisburg	102
NHC HealthCare, McMinnville	McMinnville	150
NHC HealthCare, Milan	Milan	123
NHC HealthCare, Nashville	Nashville	124
NHC HealthCare, Oakwood	Lewisburg	60
NHC HealthCare, Pulaski	Pulaski	102
NHC HealthCare, Scott	Lawrenceburg	62
NHC HealthCare, Sequatchie	Dunlap	120
NHC HealthCare, Smithville*	Smithville	114
NHC HealthCare, Somerville*	Somerville	72
NHC HealthCare, Sparta	Sparta	150
NHC HealthCare, Springfield	Springfield	107

TEXAS
Almeda Health Care Center	Houston	125
Beaumont Health Care Center	Beaumont	82
Bonham Nursing & Retirement	Bonham	65
Cleveland Health Care Center	Cleveland	148
College Street Health Care Center	Beaumont	50
Columbus Nursing and Rehabilitation	Columbus	129
Conroe Health Care Center	Conroe	108
Denison Manor Nursing and Rehabilitation	Denison	71
Falfurrias Nursing and Rehabilitation	Falfurrias	98
Friendswood Health Care Center	Friendswood	102
Heritage Forest Lane	Dallas	120
Heritage Manor - Canton	Canton	110
Heritage Manor - Mesquite	Dallas	149
Heritage Oaks	Arlington	204
Heritage Village	Dallas	280
Huntsville Health Care Center	Huntsville	92
Kleburg Nursing & Rehabilitation	Kingsville	162
Lawrence Street Health Care Center	Tomball	150
Liberty Health Care Center	Liberty	118
Richmond Health Care Center	Richmond	99
Sugar Land Health Care Center	Sugarland	150
Terry Haven Nursing and Rehabilitation	Mt. Vernon	65
West Janisch Health Care Center	Houston	116
Willis Nursing and Rehabilitation	Willis	114
Willow Bend Nursing and Rehabilitation	Mesquite	162
Winterhaven	Houston	160

VIRGINIA
Brian Center of Alleghany	Low Moor	60
Brian Center of Fincastle	Fincastle	60
Kegley Manor	Bastian	57
Maple Grove Health Care	Lebanon	60
NHC HealthCare, Bristol	Bristol	120
The Springs Nursing Center	Hot Springs	60
Willow Creek Health Care Center	Midlothian	120

WASHINGTON
Sehome Park Care Center	Bellingham	80

WISCONSIN
Honey Creek Health & Rehab Center	Milwaukee	196

ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital	Jackson	55

MEDICAL OFFICE BUILDINGS
		Square Footage
Center	City
FLORIDA
North Okaloosa	Crestview	27,017

ILLINOIS
Crossroads	Mt. Vernon	12,910

TEXAS
Hill Regional	Hillsboro	23,000
Pasadena	Pasadena	61,500

RETIREMENT CENTERS

Center	City	Beds

IDAHO
Sunny Ridge Care Center*	Nampa	117

MISSOURI
Lake St. Charles Retirement Center*	St. Charles	155

NEW HAMPSHIRE
Heartland Place	Epsom	60

TENNESSEE
Colonial Hill Retirement Center	Johnson City	63
Parkwood Retirement Center	Chattanooga	32

TEXAS
Tomball Retirement Center	Tomball	60

ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED

Center	City	Beds

ARIZONA
The Place at Gilbert	Gilbert	100
The Place at Glendale	Glendale	36
The Place at Tanque Verde	Tucson	42
The Place at Tucson	Tucson	92

FLORIDA
19th Street Group Home	Gainesville	6
107th Place Group Home	Belleview	6
Bessent Road Group Home	Starke	6
Claudia Drive Group Home	Jacksonville	6
Coletta Drive Group Home	Orlando	6
Frederick Avenue Group Home	Daytona Beach	6
High Desert Court Group Home	Jacksonville	6
Park Place of St. Augustine	St. Augustine	90
Plaza Oval Group Home	Casselberry	6
Rosewood Group Home	Ormond Beach	6
Second Street Group Home	Ocala	6
Somerset on Lake Saunders	Tavares	66
Spring Street Group Home	Lake City	6
Suffridge Drive Group Home	Bonita Springs	6
The Bridge at Maitland	Maitland	38
The Palms of Maitland*	Maitland	102
The Place at Daytona Beach	Daytona Beach	60
The Place at Maitland	Maitland	78
The Place at West Palm Beach*	West Palm Beach	104
Tunis Street Group Home	Jacksonville	6
Walnut Street Group Home	Starke	6

IDAHO
Sunny Ridge Care Center*	Nampa	20

MISSOURI
Lake St. Charles Retirement Center*	St. Charles	25

NEW JERSEY
Brighton Gardens of Edison*	Edison	98
Regal Manor Health Care Center*	Toms River	30
Royal Health Gate Nursing & Rehab*	Trenton	30

NORTH CAROLINA
The Place at Southpark	Charlotte	144

SOUTH CAROLINA
The Place at Conway	Conway	84

TENNESSEE
717 Cheatam Street	Springfield	8
305 West Hillcrest Drive	Springfield	8
307 West Hillcrest Drive	Springfield	8
NHC HealthCare, Dickson*	Dickson	20
NHC HealthCare, Johnson City*	Johnson City	15
NHC HealthCare, Somerville*	Somerville	12
NHC HealthCare, Smithville*	Smithville	7
The Place at Gallatin	Gallatin	49
The Place at Kingsport	Kingsport	49
The Place at Tullahoma	Tullahoma	49

TEXAS
Medallion Senior Living	Dallas	109

*These facilities are listed in multiple categories.

REAL ESTATE MORTGAGE INVESTMENT CONDUITS

20.0% original participating interest	3 Properties	390
5.2% original participating interest	20 Properties	2,313

Item 3. Legal Proceedings

One of our owned nursing home properties, leased to a subsidiary of National HealthCare Corporation ("NHC") and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The building has been closed to patient care while NHI and NHC assess damages. NHC is NHI's largest lessee, operating 39 of NHI's 167 properties.

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

Furthermore, NHI is an additional named insured on NHC's professional and general liability insurance policy. NHC has stated that the lessee, NHC HealthCare/Nashville, LLC and its parent NHC collectively have liability coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate per location and annual aggregate excess coverage of $7,500,000 that is attributable to all of NHC's operated centers.

A provision of the lease allows that if substantial damage occurs during the lease term, NHC may terminate the lease with respect to the damaged property. By agreement between NHI and NHC, this right extends through April 23, 2004. If the lease is so terminated, NHC will have no obligation to repair the property and NHI will receive the entire insurance proceeds related to the building damage. NHC is obligated to continue to indemnify and hold harmless NHI from any and all demands arising from the use of the property. NHI retains the right to license the beds under any lease termination.

NHI has been named as a defendant in eight lawsuits filed by patients and/or representatives of patients arising out of the fire. One of these cases has been dismissed. These cases have been consolidated with all other lawsuits arising out of the fire in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing. NHI plans to vigorously defend against the allegations in these lawsuits. It is too early to make any assessment of any potential liability or cost to NHI.

At December 31, 2003, NHI has not accrued any liability for this contingent matter but will continue to closely monitor the situation. There can be no assurance that claims will not exceed the limits of the insurance coverage or that additional claims will not be asserted against NHI. NHI's potential liability from this incident or NHC's ability to meet any indemnification obligation to NHI cannot be determined at this time. If NHC were unable to meet its obligations to NHI either as to indemnification, if required, or as to the payment of rent, it may have a material adverse impact on our financial position, results of operations and cash flows.

Except as discussed above with respect to the Nashville fire, we are not subject to any material pending litigation, although a number of our operators or mortgagors are currently in bankruptcy and/or have multiple pending medical liability suits. See "Foreclosures, Troubled Real Estate Properties, Borrower Bankruptcies, and Non-Performing Loans" in Item 7 Management's Discussion. The Health Care Facilities are subject to claims and suits in the ordinary course of business. Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on us or our operations.

Through the operation of our 18 foreclosure properties, we are subject to professional and general liability litigation for the provision of patient care. The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. We have maintained or caused the majority of our lessees or mortgagees to maintain insurance coverage for this type of litigation. In Florida, however, coverage is limited. We are subject to certain claims, none of which, in management's opinion, would be material to our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of the Shareholders was held on April 24, 2003, the results of which were included in the March 31, 2003, Form 10-Q filed with the SEC on May 7, 2003.

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

Common Stock Market Prices and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol NHI. The closing price for NHI stock on February 5, 2004 was $25.50. As of December 31, 2003, there were approximately 1,354 holders of record of shares and we estimate that as of such date there were in addition in excess of 14,000 beneficial owners of the shares.

High and low stock prices and dividends for the last two years were:

	2003			2002
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$16.4000	$13.7000	$.40	$15.3000	$13.0500	$.35
June 30	18.6100	15.0100	.40	16.5900	14.5000	.35
September 30	21.9500	18.0000	.40	16.0000	12.9500	.35
December 31	25.7100	18.1000	.50	17.1600	14.4000	.35

Item 6. Selected Financial Data

The following table represents our financial information for the five years ended December 31, 2003. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.NATIONAL HEALTH INVESTORS, INC.

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share amounts)

Year Ended December 31	2003	2002	2001	2000	1999

Net revenues	$ 162,492	$ 157,289	$ 123,205	$ 135,618	$ 118,893

Income (Loss) from Continuing Operations	43,624	25,521	(1,190)	34,287	51,986
Discontinued Operations:
Operating income (loss) - discontinued	(1,351)	183	1,127	(563)	1,632
Net gain on sales of real estate	1,535	5,083	--	--	--
Net income (loss)	43,808	30,787	(63)	33,724	53,618
Income (loss) from Continuing Operations per common share:
Basic	$ 1.57	$ .90	$ (.13)	$ 1.33	2.06
Diluted	1.56	.90	(.13)	1.33	2.06
Discontinued Operations per common share:
Basic	$ .01	$ .20	$ .05	$ (.02)	$ .07
Diluted	.01	.20	.05	(.02)	.07
Net income (loss) per common share:
Basic	$ 1.58	$ 1.10	$ (0.08)	$ 1.31	$ 2.13
Diluted	1.57	1.10	(0.08)	1.31	2.13

Mortgages and other investments, net	$ 149,892	$ 201,236	$ 324,230	$ 429,963	$ 441,906
Real estate properties, net	289,465	304,394	323,266	278,004	316,021
Total assets	624,366	651,064	672,630	766,977	788,545
Long term debt	162,100	161,763	164,464	143,660	172,870
Credit facilities	--	--	--	83,000	88,000
Convertible subordinated debentures	1,351	41,633	62,643	114,281	95,741
Total stockholders' equity	409,644	400,429	397,793	397,409	392,640

Common shares outstanding	26,770,123	26,682,994	26,004,318	24,392,157	24,382,987
Weighted average common shares:
Basic	26,727,814	26,453,053	24,466,850	24,383,932	24,365,027
Diluted	26,985,571	26,853,420	24,466,850	24,564,873	24,367,529

Common dividends declared per share	$ 1.70	$ 1.40	$ 0.45	$ 1.28	$ 2.96

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of December 31, 2003, we had interests in real estate owned, and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $520,367,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

As of December 31, 2003, we were diversified with investments in 167 health care facilities located in 20 states consisting of 121 long-term care facilities, one acute care hospital, four medical office buildings, 18 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $145.3 million aggregate principal amount of loans to 16 borrowers, $289.5 million of purchase leaseback transactions with 10 lessees and $16.0 million invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 167 facilities, 18 were acquired through foreclosure and are owned and operated by us and 40 are leased to National HealthCare Corporation ("NHC"). The 18 owned and operated facilities are managed by subsidiaries of NHC. NHC is our investment advisor. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 13.4% of total invested assets on December 31, 2003.

At December 31, 2003, 47.8% of the total invested assets of the health care facilities were operated by public operators, 43.6% by regional operators, and 8.6% by small operators.

Areas of Focus

Coinciding with the implementation of the Prospective Payment System for Medicare Payments to nursing homes in 1999 and the resulting decrease in revenues to health care providers, we significantly curtailed our new investments. Instead, we focused our attention on returning our non-performing loans to performing status. Although our efforts are not complete, we continue to make progress in this regard.

We also focused on lowering our debt. Our debt to capitalization ratio on December 31, 2003 was 28.5%, the lowest level in our 12 year history. Our liquidity is also strong. Our cash and marketable securities totaled 74% of total debt outstanding at the end of 2003.

Reflecting this progress and our improving outlook for the healthcare industry, we anticipate making some new investments beginning in 2004 while continuing to monitor and improve our existing properties. Even as we make new investments, however, we expect to maintain a relatively low level of debt vs. equity compared to our historical levels.

Accounting Estimates

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

Our significant accounting policies and the associated estimates, judgments and the issues which impact these estimates are as follows:

1) Valuations and impairments to our investments - Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement were imposed effective October 1, 2002 followed by only modest improvements implemented for the fiscal year beginning October 1, 2003. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing for our lessees and mortgagees. Based on events occurring during each of the last three years and the current year, we determined that impairment of certain of our investments had occurred.

Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying amount of the property and may be affected by management's plans, if any, to dispose of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15" ("SFAS 114"). We evaluate our marketable securities for other-than-temporary impairments consistent with the provisions of Statement of Financial Accountant Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). While we believe that the carrying amounts of our properties, notes receivable, marketable securities and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

Liquidity and Capital Resources

Sources and Uses of Funds

We have generated net cash from operating activities during 2003 totaling $68,033,000, an increase of $1,944,000 compared to $66,089,000 in the prior year. The primary reason for this year's change was due to an increase in net income offset partially by a reduction in the provision for loan, realty, and security losses and by a net gain on sale of real estate. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for investment losses, and working capital changes.

Net cash provided by investing activities during 2003 totaled $64,722,000 compared to $23,228,000 in the prior year. Cash flows provided from investing activities during 2003 included collections and prepayments on mortgage and other notes receivable of $36,260,000 (including $14,922,000 from NHR) compared to $27,827,000 for the prior year. See Note 4 to the financial statements for details of the NHR note receivable. Collections on real estate mortgage investment conduits provided $21,032,000 in 2003. Marketable securities were sold and converted to cash or notes receivable of $405,000 during 2003 compared to $6,279,000 for the prior year. Disposition of property and equipment provided $9,382,000 of cash proceeds for 2003 compared to $13,107,000 for 2002.

Cash flows used in investing activities during 2003 included investments in real estate properties of $627,000 and investment in mortgage and other notes receivable of $1,730,000. Cash flows used in investing activities in the prior period included investments in real estate properties of $3,461,000 and in mortgage notes receivable of $20,524,000. During 2003 and 2002, we have concentrated our efforts in monitoring and improving our existing properties. We expect during 2004 to begin making some new investments from our own available cash flows.

Net cash used in financing activities during 2003 totaled $82,130,000 compared to $59,858,000 in the prior year. Cash flows used in financing activities for 2003 included payments of convertible debentures of $39,917,000, principal payments on debt of $8,773,000 and dividends paid to stockholders of $43,002,000 million. This compares to prior year activity of principal payments on debt of $3,414,000, payments of convertible debentures of $16,574,000 and dividends paid to stockholders of $41,105,000. These payments on debt have addressed our major liquidity demands for the near future.

Cash flows provided by financing activities during 2003 included proceeds of $9,110,000 from debt compared to $713,000 in the prior period.

Contractual Obligations and Contingent Liabilities

As of December 31, 2003, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations
(in thousands)	2004	2005-2006	2007-2008	Thereafter	Total
Debt	$ 5,425	$13,034	$134,509	$9,132	$162,100
Convertible debentures	---	1,351	---	---	1,351
Construction loan commitments	---	739	---	---	739
Management fees to NHC	12,742	---	---	---	12,742
	$18,167	$15,124	$134,509	$9,132	$176,932

We have guaranteed additional debt obligations totaling approximately $229,000 which are not included in the table above because we do not expect to fund these commitments.

Interest expense has not been included in the above table due to the difficulty in projecting variable rate interest. In 2003, our cash payments for interest were $9,199,000.

Liquidity

At the end of 2003, our liquidity is strong, with cash and marketable securities totaling approximately 74% of total debt outstanding. Further, our debt to book capitalization ratio declined to 28.5%, the lowest level in our 12 year history.

Historically, NHI has faced significant liquidity demands resulting from principal repayments required by our senior secured bank credit facility and convertible debentures during 2001, 2002 and 2004. These maturities have now been addressed.

In order to address the maturity of $37,800,000 of subordinated convertible debentures that matured on January 2, 2001, we issued $20,000,000 of senior subordinated convertible debentures on December 29, 2000, a portion of the proceeds of which, along with cash from operations, were used to retire that indebtedness. By December 31, 2003 only $1,400,000 of these senior subordinated debentures remained outstanding, the balance having converted into common stock.

Our entire $84,000,000 credit facility was paid in full and ahead of schedule on December 28, 2001. We accomplished this by not paying common stock dividends for two quarters in 2000 and three quarters of 2001, plus using cash received from principal repayments from our outstanding third party mortgage notes.

In the first quarter of 2003, we redeemed ahead of schedule $39.9 million of convertible subordinated debentures that were due in February 2004.

Our next significant debt maturities (primarily related to our $100 million unsecured public notes) are in 2007.

Common stock dividends having been discontinued for five successive quarters, in 2000 and 2001, we declared a fourth quarter 2001 dividend of $.45 per share payable on January 28, 2002. We then resumed paying regular quarterly dividends; thus, we declared and paid total annual dividends of $1.40 to shareholders of record in 2002 and $1.70 to shareholders of record in 2003. The 2003 fourth quarter dividend of $.50 per share was paid on January 30, 2004 and included a $.10 per share special dividend.

Commitments

At December 31, 2003, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, and one assisted living facility, at rates ranging from 10.0% to 10.5%.

NHI is currently limited in its ability to make new investments due to the unstable environment in which we operate and a lack of availability of reasonably priced capital. We will continue to review our investment opportunities as we generate cash from our operating, investing and financing activities. We anticipate making some new investments beginning in 2004. Furthermore, we believe we have sufficient liquidity to finance current investments for which we are committed as well as to repay or refinance borrowings at or prior to their maturity.

Debt and Related Guarantees

As a result of certain agreements entered into with NHC during the fourth quarter of 2001, NHI is not subject to cross-default provisions with other debt of NHC, NHR and National Health Corporation.

Foreclosures, Troubled Real Estate Properties, Borrower Bankruptcies, and Non-Performing Loans

Our borrowers, tenants and the properties we operate as foreclosure properties have experienced financial pressures and difficulties similar to those experienced by the health care industry in general since 1997. Governments at both the federal and state levels have enacted legislation to lower or at least slow the growth in payments to health care providers. Furthermore, the costs of professional liability insurance have increased significantly during this same period.

A number of our real estate property operators and mortgage loan borrowers have experienced bankruptcy. Others have been forced to surrender properties to us in lieu of foreclosure and have otherwise failed to make timely payments on their obligations to us.

Of our $289,465,000 net investment in real estate properties at December 31, 2003, approximately $155,590,000 have been identified as impaired investments. Impaired properties include properties which we operate and which are identified as foreclosure properties for federal income tax purposes.

Of our $149,892,000 total net investment in mortgage and other notes receivable at December 31, 2003, approximately $57,463,000 of receivables have been involved in borrower bankruptcies or have otherwise been identified as non-performing loans.

The following table summarizes our writedowns for the last three years which are based upon the provisions of SFAS 114 and SFAS 144:

Writedowns
(in thousands)	2003	2002	2001
Real estate	$5,400	$ ---	$ 6,400
Mortgages	3,734	17,500	26,104
	$9,134	$17,500	$32,504

Writedowns during 2001 were applied against a loan loss allowance of $2,654,000.

See Notes 3 and 4 to the financial statements for details of the properties identified as impaired real estate investments and non-performing loans.

We believe that the carrying amounts of our real estate properties and notes receivable, including those identified as impaired or non-performing, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Investment in REMICs

We have purchased participating interests in two separate real estate mortgage investment conduits ("REMIC") totaling $16,043,000 as of December 31, 2003. Some of the underlying properties included in the REMICs have experienced financial pressures similar to those described in the previous section, including bankruptcy. We evaluate the carrying amounts of the REMICs quarterly based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates.

During the fourth quarter of 2003, we collected $21,033,000 due to maturities in one of the REMICs. The remainder of that REMIC ($9,697,000 at December 31, 2003) matures December 31, 2004. The second REMIC ($6,346,000 carrying value less a repayment obligation of $3,006,000 at December 31, 2003) is expected to be collected in 2005. See Note 8 to the financial statements for details of the REMIC investments.

We believe that the carrying amounts of our REMIC investments are realizable. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Security Losses

The following table summarizes our security writedowns for the last three years which are based upon the provisions of SFAS 115:

Writedowns of Securities
(in thousands)	2003	2002	2001
Securities	---	$5,555	$5,709

We recognized a loss in 2002 of $5,555,000 in our investment in LTC Properties, Inc. common stock as a result of an other than temporary impairment in value. We recognized a loss of $5,709,000 in 2001 on our investment in Assisted Living Concepts debentures as a result of an other than temporary impairment in value. We believe that the carrying amounts of our investments in securities are realizable. However, future events could require us to make significant adjustments to our carrying amounts ($26,835,000 at December 31, 2003).

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net income for the year ended December 31, 2003 is $43,808,000 versus $30,787,000 for the same period in 2002. Diluted earnings per common share increased $.47 to $1.57 in 2002 from $1.10 in 2002.

Total revenues for the year ended December 31, 2003 increased $5,203,000 or 3.3% to $162,492,000 from $157,289,000 for the year ended December 31, 2002. Revenues from mortgage interest income decreased $8,845,000, or 29.6%, when compared to the same period in 2002. Revenues from rental income increased $8,506,000, or 17.8% in 2003 as compared to 2002. Revenues from investment interest and other income decreased $724,000 or 10.9% compared to 2002. Facility operating revenue increased $6,266,000 to $79,272,000 in 2003 compared to $73,006,000 in 2002, an 8.6% increase.

The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of collection of and foreclosure on mortgage loans and due to the discontinuation of interest income recognition in 2003 and 2002 on problem loans. Of the $8,800,000 million decrease, $2,700,000 is attributable to problem loans, $2,600,000 is related to REMICS, and $4,700,000 is related to previous mortgage payoffs. This decrease is offset by approximately $1,300,000 interest income in 2003 from a note receivable of $15,700,000 from National Health Realty, Inc. made on December 31, 2002. NHR repaid this note on December 31, 2003.

The increase in rental income in 2003 resulted in part from additional rental income from Marriott International (Brighton Gardens) of $4,408,000 from a settlement offset by a $1,400,000 reduction in rental income paid compared to 2002. Increased rental income of $3,600,000 came from leases of certain Alterra assisted living facilities, and $2,400,000 of the increase came from two New Jersey centers obtained in January 2003 through foreclosure.

The change in investment income for 2003 includes additional investment income of $200,000 from a settlement with Marriott International on four Brighton Gardens assisted living facilities, and $300,000 related to Alterra assisted living facilities. The effect of realized gain of $600,000 on debt redeemed and $500,000 of bond discount amortization in 2002 caused a decrease for 2003.

The increase in facility operating revenues is due primarily to the improved census and payment rates in Massachusetts, New Hampshire, Kansas and Missouri for 2003.

Total expenses for 2003 decreased $12,900,000 or 9.8% to $118,868,000 from $131,768,000 for 2002. Interest expense decreased $3,160,000 or 18.6% in 2003 as compared to 2002. General and administrative costs combined with amortization of loan costs, legal expense, and franchise and excise taxes increased $555,000 or 13.4%. Loan, realty and security loss expense decreased $13,921,000 to $9,134,000, a 60.4% decrease. Facility operating expense increased $4,115,000 to $76,132,000 in 2003 compared to $72,017,000 in 2002, a 5.7% increase.

Interest expense for 2003 decreased primarily due to the March 2003 payment of convertible debentures in the amount of $39,900,000 and conversion of debentures of $300,000 in 2003.

General and administrative costs for 2003 increased $700,000 due primarily to the 2001 NHC advisory fee adjustment of $600,000 that reduced general and administrative expenses during 2002.

Loan and realty impairment losses for 2003 were $9,134,000 compared to $23,055,000 for 2002. Loan losses were attributable to non-performing loans of $3,500,000 and a working capital advance of $200,000. A realty impairment loss of $5,500,000 in the third quarter of 2003 reflects the lower rent expected on one of the Brighton Gardens assisted living facilities.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above.

During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility and sold two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. For 2003, 2002 and 2001, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

During the year ended December 31, 2002, we sold two medical office buildings with carrying amounts totaling $7,143,000 for proceeds of $12,226,000. We recognized a $5,083,000 gain on the sale of these facilities. For 2002 and 2001, we have reclassified the operations and the net gain on the sale of these facilities as discontinued operations in accordance with SFAS 144.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net income for the year ended December 31, 2002 is $30,787,000 versus $63,000 net loss for the same period in 2001. Diluted earnings per common share increased $1.18 to an income of $1.10 in 2002 from a loss of $.08 in 2001.

Total revenues for the year ended December 31, 2002 increased $34,084,000 or 27.7% to $157,289,000 from $123,205,000 for the year ended December 31, 2001. Revenues from mortgage interest income increased $4,346,000, or 17.0%, when compared to the same period in 2001. Revenues from rental income increased $3,609,000, or 8.2% in 2002 as compared to 2001. Revenues from investment interest and other income increased $2,574,000 or 63.1% compared to 2001. Facility operating revenue increased $23,555,000 to $73,000,000 in 2002 compared to $49,105,000 in 2001, a 47.6% increase.

The increase in mortgage interest income is due to the recognition of interest income related to the 1993 and 1995 REMICs totaling approximately $4,700,000, prepayment fees related to loans paid off totaling $600,000, and collection of previously unpaid interest on Morningside of $2,200,000. Offsetting the increase are reductions in mortgage interest income due to the discontinuation of interest income recognition on two New Jersey facilities, Allgood-Meadowbrook, American Medical and Manor House of Charlotte loans and the conversion of loans to realty in July 2001 related to the Kansas and Missouri properties (see Notes 3 and 4 to the financial statements for additional details). The interest income recognized on the 1993 and 1995 REMICs was triggered by payments from the REMIC borrowers to the servicer and corresponding reduction in the obligation of the Company to repay prior advances. During 2001, NHI collected $31,700,000 of principal on mortgage loans. During 2001, NHI foreclosed on one mortgage loan which resulted in the acquisition of nine long-term health care centers in Kansas and Missouri.

The increase in rental income resulted primarily from rent from Integrated Health Services, Inc. facilities which commenced effective September 1, 2001.

The $2,574,000 increase in investment interest and other income for 2002 would have been a $700,000 increase but for the effect of a $1,900,000 loss in 2001 on the sale of marketable securities. The $1,900,000 realized loss reduced investment interest and other income for 2001.

The $700,000 increase in investment income is due primarily to the $600,000 gain on debentures redeemed in 2002.

The increase in facility operating revenues is due primarily to the purchase, in lieu of foreclosure, of nine long-term health care centers in Kansas and Missouri during 2001.

Total expenses for 2002 increased $7,373,000 or 5.9% to $131,768,000 from $124,395,000 for 2001. Interest expense decreased $3,100,000 or 15.4% in 2002 as compared to 2001. Depreciation increased $2,011,000 or 14.9% when compared to 2001. General and administrative costs combined with amortization of loan costs, legal expense, and franchise and excise taxes decreased $1,946,000 or 31.9%. Loan realty and security loss expense decreased $12,504,000 to $23,055,000, a 35.2% decrease. Facility operating expense increased $22,912,000 to $72,017,000 in 2002 compared to $49,105,000 in 2001, a 46.7% increase.

Interest expense for 2002 decreased due to the payment of credit facilities of $83,000,000 in 2001, the redemption of debentures in 2002 of $16,600,000, and conversion of debentures of $18,300,000 in 2002 and 2001.

Depreciation for 2002 increased primarily because of the Company placing newly constructed assets in service, property acquisitions and the assumption of operational control of nine long-term health care centers in Kansas and Missouri in July 2001.

General and administrative costs decreased $1,946,000 due primarily to an advisory fee reduction of $600,000 in 2002 and a legal expense reduction of $800,000 related primarily to mortgage loans, foreclosures, and lease terminations.

Loan and realty impairments and losses for 2002 were $17,500,000 compared to $29,850,000 for 2001. These loan losses were attributable to non-performing loans (see Notes 3 and 4 to the financial statements for additional details). Impairment losses on marketable securities were $5,555,000 for 2002 compared to $5,709,000 for 2001.

The increase in facility operating expense is due to the assumption of operational control of nine long-term health care centers in Kansas and Missouri in July 2001, which are now titled to us by virtue of foreclosure sales in late 2001 and early 2002.

During the year ended December 31, 2002, we sold two medical office buildings with carrying amounts totaling $7,143,000 for proceeds of $12,226,000. We recognized a $5,083,000 gain on the sale of these facilities. For 2002 and 2001, we have reclassified the operations and the net gain on the sale of these facilities as discontinued operations in accordance with SFAS 144.

During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility and sold two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. For 2003, 2002 and 2001, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Funds From Operations

We believe that funds from operations is an important supplemental measure of operating performance. We, therefore, disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We generally use the National Association of Real Estate Investment Trusts (NAREIT) measure of funds from operations. We define funds from operations as income before extraordinary items adjusted for certain non-cash items, primarily real estate depreciation, less gain/losses on sales of facilities. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

We have adopted the SEC's interpretation that recurring impairments taken on real property may not be added back to net income in the calculation of FFO. The SEC's position is that recurring impairments on real property are not an appropriate adjustment.

The following table reconciles net income (loss) to funds from (to) operations:

Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2003	2002	2001

Net income (loss)	$43,808	$30,787	$ (63)
Dividends to preferred stockholders	(1,589)	(1,589)	(1,881)
Net income (loss) applicable to common stockholders	42,219	29,198	(1,944)
Adjustments:
Depreciation	15,053	15,543	13,532
Other Items:
Discontinued operations:
Operating loss (income) - discontinued	1,351	(183)	(1,127)
Gain on sale of real estate	(1,535)	(5,083)	---
Basic funds from operations applicable to common stockholders	57,088	39,475	10,461

Interest on convertible subordinated debentures	149	301	---

Diluted funds from operations applicable to common
stockholders	$57,237	$39,776	$10,461

Basic funds from operations per share	$2.14	$ 1.49	$ .43
Diluted funds from operations per share	$2.12	$ 1.48	$ .43

Shares for basic funds from operations per share	26,727,814	26,453,053	24,466,850
Shares for diluted funds from operations per share	26,985,571	26,853,420	24,466,850

Impact of Inflation

Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing its operations.

Our revenues are generated primarily from long-term investments and the operation of long term care facilities. Inflation has remained relatively low during recent periods. There can be no assurance that future Medicare, Medicaid or private pay rate increases will be sufficient to offset future inflation increases. Certain of our leases require increases in rental income based upon increases in the revenues of the tenants. New Accounting Pronouncements

New Accounting Pronouncements - In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 also broadens the scope of defining discontinued operations. NHI adopted SFAS 144 on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its consolidated statement of income, the revenues and expenses of two medical office buildings that NHI sold during the third quarter of 2002, one medical office building that NHI sold during the first quarter of 2003, two nursing facilities sold and one nursing facility designated for sale during the third quarter of 2003 and the related gains or losses on the sales.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses From Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As permitted, NHI elected to adopt SFAS 145 effective January 1, 2002. As a result, gains of $65,000 and $625,000 on the retirement of convertible subordinated debentures during 2003 and 2002, respectively, have been included in investment interest and other income.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note 2 for the required disclosures under SFAS 148.

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is generally effective for NHI July 1, 2003. The adoption of SFAS 150 has not had a material effect on NHI's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through December 31, 2003, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new, or modifies existing, guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities. FIN 46's consolidation provisions apply immediately to variable interest entities created subsequent to January 31, 2003. FIN 46, as revised by the FASB, generally requires that variable interest entities created prior to January 31, 2003 must be consolidated effective March 31, 2004. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

* national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

* the effect of government regulations and changes in regulations governing the healthcare industry, including compliance with such regulations by us and our borrowers and/or lessees;

* changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries to our borrowers and/or lessees;

* the ability to pay when due or refinance certain debt obligations maturing within the next 12 months;

* the availability and terms of capital to fund investments;

* the competitive environment in which we operate;

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. All of our mortgage and other notes receivable bear interest at fixed interest rates. Our investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. The underlying mortgages included in our investments in real estate mortgage investment conduits (REMICs) also bear interest at fixed interest rates. As a result of the short-term nature of our cash instruments and because the interest rates on our investments in notes receivable, preferred stock and REMICs are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

As of December 31, 2003, $128,685,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments. The remaining $33,415,000 of our debt and $1,351,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $117,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $117,000.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $2,791,000 change in the fair value of our investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of our subordinated convertible debentures would result in a related $480,000 change in the fair value of the debenture instruments.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements are included as Exhibit 13 and are incorporated in this Item 8 by reference:

a. Report of Independent Auditors - Ernst & Young LLP

b. Consolidated Balance Sheets

c. Consolidated Statements of Income

d. Consolidated Statements of Cash Flows

e Consolidated Statements of Stockholders' Equity

f. Notes to Consolidated Financial Statements

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

	1st	2nd	3rd	4th
2003	Quarter	Quarter	Quarter	Quarter

Net Revenues	$39,665	$38,776	$44,287	$39,764

Income (loss) From Continuing Operations -	10,530	11,263	11,904	9,927
Discontinued Operations -
Operating Income (loss)- Discontinued	(342)	(447)	(452)	(110)
Net gain (loss)on sale of real estate	1,932	--	(397)	--

Net Income (Loss)	12,120	10,816	11,055	9,817
Income (loss) from Continuing Operations
per common share:
Basic	.38	.41	.43	.35
Diluted	.37	.41	.43	.35
Discontinued operations per common share:
Basic	.06	(.02)	(.03)	--
Diluted	.06	(.02)	(.03)	--

Net income (loss) per common share:
Basic	.44	.39	.40	.35
Diluted	.43	.39	.40	.35

2002
Net Revenues	$36,374	$40,452	$44,249	$36,214

Income (loss) From Continuing Operations -	7,458	10,823	12,022	(4,782)
Discontinued Operations -
Operating Income (loss)- Discontinued	179	162	(48)	(110)
Net gain on sale of real estate	--	3,787	1,296	--

Net Income (Loss)	7,637	14,772	13,270	(4,892)
Income (loss) from Continuing Operations
per common share:
Basic	.27	.39	.44	(.20)
Diluted	.28	.39	.43	(.20)
Discontinued operations per common share:
Basic	.01	.15	.04	--
Diluted	--	.15	.05	--

Net income (loss) per common share:
Basic	.28	.54	.48	(.20)
Diluted	.28	.54	.48	(.20)

Certain quarterly financial information shown above for the first and second quarters of 2003 and each quarter of 2002 differs from amounts previously reported in the Forms 10-Q for those periods due to reclassifications to reflect the dispositions of certain assets as discontinued operations.

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

Item 9A. Controls and Procedures

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the year ended or subsequent to December 31, 2003.

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

			Director
			Term
Name	Age	Position with the Company	Expires

W. Andrew Adams	58	Director and President	2005
Richard F. LaRoche, Jr.	58	Director and Secretary	2004
Robert T. Webb	59	Director	2006
Ted H. Welch	70	Director	2004
Robert G. Adams	57	Vice President	----
Robert A. McCabe, Jr.	53	Director	2005
Donald K. Daniel	57	Vice President and Controller	----
Kenneth D. DenBesten	51	Vice President/Finance	----
Charlotte A. Swafford	56	Treasurer	----

W. Andrew Adams has been President and a director since NHI's inception in 1991. Mr. Adams has also been President and a director of National HealthCare Corporation ("NHC"), our Investment Advisor, since 1974. He also serves in these positions for National Health Realty, Inc., since its spin-off in late 1997. Mr. Adams serves on the Board of Directors of SunTrust Bank in Nashville, Tennessee, and Assisted Living Concepts, Inc. in Portland, Oregon. He received his B.S. and M.B.A. degrees from Middle Tennessee State University. He is the brother of Robert G. Adams.

Richard F. LaRoche, Jr. has served as Secretary and a director since its inception in 1991. Mr. LaRoche has also been Secretary and General Counsel of NHC since 1971and Senior Vice President of NHC from 1986 through May 2002. He served in similar positions with National Health Realty, Inc. Mr. LaRoche is a board member of NHC, Z-Tel Technologies, Inc. (Audit Committee member). He received a J.D. from Vanderbilt University and an A.B. from Dartmouth College. Mr. LaRoche retired from management responsibilities with NHC, NHI and NHR in May 2002.

Robert A. McCabe, Jr. has served as director of the Company since February 2001. Mr. McCabe is currently Chairman of Pinnacle Financial Partners in Nashville, Tennessee, but spent substantially all of his business life (March 1976-October 1999) as a senior officer of First American National Bank or its subsidiaries. His most recent positions were as Vice Chairman of the holding company and President of First American Enterprises. Mr. McCabe received his M.B.A. from the University of Tennessee and graduated from the Advanced Management Program of Harvard Business School. He serves on the Board of Directors of the Nashville Symphony, Chamber of Commerce, Boy Scouts of America, Ensworth School, Cheekwood Association and SSC Service Solutions. Mr. McCabe is Chairman of NHI's Audit Committee, and is a member of both the Compensation Committee and the Nominating and Corporate Governance Committee.

Robert T. Webb has served as a director of the Company since its inception in 1991. Mr. Webb is the owner of commercial buildings and rental properties in the Middle Tennessee area and is a subdivision developer. Mr. Webb is the President and the sole owner of Webb's Refreshments, Inc. which has been in operation serving the Middle Tennessee area since 1976. Mr. Webb attended David Lipscomb College and received a B.A. in business marketing from Middle Tennessee State University in 1969. Mr. Webb is a member of NHI's Audit Committee, and is a member of both the Compensation Committee and the Nominating and Corporate Governance Committee.

Ted H. Welch has served as a director of the Company since its inception in 1991. Mr. Welch serves on the Board of Directors of American Constructors, Inc., FirstBank, SSC Service Solutions, and U.S. Chamber of Commerce. Mr. Welch received a B.S. from the University of Tennessee at Martin, attended the Graduate School of Management at Indiana University, and has received an Honorary Doctorate degree from Freed-Hardeman University. Mr. Welch is a member of NHI's Audit Committee, and is a member of both the Compensation Committee and the Nominating and Corporate Governance Committee.

Robert G. Adams, brother of W. Andrew Adams, has served as Vice President since 1997. He is the brother of W. Andrew Adams. He is the Chief Operating Officer of NHC and serves on the Board of Directors of NHC and National Health Realty, Inc. He is responsible for oversight of all company due diligence reports and financial pro formas. He received a B.S. degree from Middle Tennessee State University.

Donald K. Daniel (Vice President and Controller) joined NHC , the Company's Investment Advisor, in 1977 as Controller and has served NHI in that capacity since 1991. He received a B.A. degree from Harding University and an M.B.A. from the University of Texas.

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

Charlotte A. Swafford (Treasurer) has been Treasurer of NHC, the Company's Investment Advisor, since 1985 and has served NHI in that capacity since 1991. She joined NHC in 1973 and has served as Staff Accountant, Accounting Supervisor and Assistant Treasurer. She has a B.S. degree from Tennessee Technological University.

The following employees of NHC have material involvement with the Company:

Kristin S. Gaines (Assistant Vice President/Finance) has been with NHC since 1998, but works full time on behalf of NHI. She oversees portfolio compliance and reports on those issues monthly to NHC's "NHI Advisory Committee" and quarterly to the Board of Directors. She has a B.S. and an M.B.A. from Middle Tennessee State University.

Kevin Pascoe (Credit Analyst) joined NHC in 2003, but works full time on behalf of NHI. He has a B.B.A. and M.B.A. from Middle Tennessee State University.

Kimberly Ouimet (Administrative Secretary) has been with NHC since 2001, but works full time on behalf of NHI.

Board Committees

The Board has constituted three committees - Audit, Compensation and Nominating and Corporate Governance. The Board believes that three of its members (Mr. Welch, Mr. Webb, and Mr. McCabe) are "independent" as defined by the Securities and Exchange commission ("SEC") and New York Stock Exchange (NYSE) Rules. These three directors are the members of these committees. Additionally, the Audit Committee believes that its Chairman, Mr. McCabe, meets the SEC definition of "Audit Committee Financial Expert".

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

We also maintain the following documents on the web site, all of which we hereby incorporate herein by reference as though copied verbatim:

* The NHI Code of Ethics and Standards of Conduct. This has been adopted for all employees, officers and directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of Conduct. To date there have been none.

* Information on our "NHI ValuesLine", which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors. The toll free number is 800-526-4064 and the communication may be incognito, if desired.

* The NHI Restated Audit Committee Charter.

* The NHI Compensation Committee Charter.

* The NHI Nomination and Corporate Governance Committee Charter.

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

Item 11. Executive Compensation

Information about our Executive Officers and Board of Directors compensation, including stock option information, is set out in detail in our definitive 2004Proxy Statement which is accompanying this Annual Report on Form 10-K. This information is incorporated by reference herein as though copied verbatim.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of December 31, 2003 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to own beneficially 5% or more of the outstanding shares, (b) by each director, and (c) by all executive officers and directors of the Company:

Names and Addresses	Number of Shares	Percentages of
of Beneficial Owners	Beneficially Owned(1)	Total Shares

W. Andrew Adams(2)
801 Mooreland Lane
Murfreesboro, TN 37128	2,641,574	9.9%

Richard F. LaRoche, Jr.(2)
2103 Shannon Drive
Murfreesboro, TN 37129	574,476	2.1%

Robert A. McCabe, Jr.
211 Commerce Street, Suite 300
Nashville, TN 37201	10,028	*

Robert T. Webb(2)
149 MTCS Drive
Murfreesboro, TN 37129	184,062	*

Ted Welch(2)
611 Commerce, 29th Floor
Nashville, TN 37219	66,727	*

Robert G. Adams(2)
2217 Battleground Drive
Murfreesboro, TN 37129	393,726	1.5%

Donald K. Daniel(2)
1441 Haynes Drive
Murfreesboro, TN 37129	149,952	*

Kenneth D. DenBesten(2)
1610 Wexford Drive
Murfreesboro, TN 37129	61,216	*

Charlotte A. Swafford(2)
915 East Main Street
Murfreesboro, TN 37130	449,951	1.7%

All Executive Officers and
Directors as a Group
(9 persons)	4,531,712	16.9%

Morgan Stanley DW Inc.
c/o ADP Proxy Services
Edgewood, NY 11717	1,634,382	6.1%

National Financial Services LLC
200 Liberty Street
New York City, NY 10281	1,685,409	6.3%

State Street Bank & Trust Co.
1776 Heritage Drive
No. Quincy, MA 02171	1,806,742	6.7%

________________
*Less than 1%.

(1) The percentages shown are based on 26,770,123 shares of Common Stock outstanding on December 31, 2003 plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange Act as disclosed by Vickers Stock Research Corporation. This is ownership for SEC purposes and not for purposes of real estate investment trust regulations.

(2) Includes 30,000 shares to Mr. W. A. Adams, 20,000 to Mr. R. Adams; 30,000 to Mr. Webb; 60,000 to Mr. Welch; 10,000 to Mr. McCabe; 35,000 to Mr. LaRoche; 20,000 to Mr. DenBesten; and 10,000 each to Ms. Swafford and Mr. Daniel , all of which may be acquired upon the exercise of stock options granted under the Company's 1997 Stock Option Plan.

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

Item 13. Certain Relationships and Related Transactions

None

Item 14. Controls and Procedures

Evaluation of the Company's Disclosure Controls and Internal Controls. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

CEO and PAO Certifications. Appearing as Exhibit 31 of this Annual Report are the Certifications of the CEO and PAO as required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 15. Principal Accounting Fees and Services

Information regarding Principal Accounting Fees and Services is set out in detail in our definitive 2004 Proxy Statement which is accompanying this Annual Report on Form 10-K. This information is incorporated by reference herein as though copies verbatim.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on

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

(b) Reports on Form 8-K.

Form 8-K filed December 11, 2003 regarding fourth quarter common dividend announcement.

Form 8-K Filed January 30, 2004 regarding year end earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Murfreesboro, State of Tennessee, on the 8th day of March, 2004.

NATIONAL HEALTH INVESTORS, INC.

BY: /s/ W. Andrew Adams
W. Andrew Adams
President and Director
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

Signature	Title	Date

/s/ W. Andrew Adams	President & Director
W. Andrew Adams	Chief Executive Officer	March 8, 2004

/s/ Donald K. Daniel	Vice President and Controller
Donald K. Daniel	Principal Accounting Officer	March 8, 2004

/s/ Robert T. Webb
Robert T. Webb	Director	March 8, 2004

/s/ Ted H. Welch
Ted H. Welch	Director	March 8, 2004

/s/ Robert A. McCabe, Jr.
Robert A. McCabe, Jr.	Director	March 8, 2004

NATIONAL HEALTH INVESTORS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2003

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference
to Exhibit 3.1 to Form S-11
Registration Statement
No. 33-41863

3.2	Bylaws	Incorporated by reference
to Exhibit 3.2 to Form S-11
Registration Statement
No. 33-41863

4.1	Form of Common Stock Certificate	Incorporated by reference
to Exhibit 39 to Form S-11
Registration Statement
No. 33-41863

4.2	Form of Preferred Convertible	Incorporated by reference
	Stock Certificate	to Exhibit 60 to Form S-3
Registration Statement
No. 33-72370

4.3	Form of Debenture due 2006	Incorporated by reference
	(10%)	to Exhibit 38 to Form S-11
Registration Statement
No. 33-41863

4.4	Form of Indenture Governing	Incorporated by reference
	the Debentures	to Exhibit 4.3 to Form S-4
Registration Statement No.
33-41863

4.6	Form of Debenture due 2006	Incorporated by reference
	(7%)	to Exhibit 1 to Form S-3
Registration Statement
No. 33-72370

4.7	First Supplemental Indenture	Incorporated by reference
	Dated December 15, 1995	to Exhibit 4.7 to Form 10-K
dated February 26, 1996

10	Materials Contracts	Incorporated by reference
from Exhibits 10.1 thru
10.9 to Form S-4 Registration
Statement No. 33-41863

10.12	1991 Stock Option Plan	Incorporated by reference
from Exhibit 10.12 to Form
S-4 Registration No. 33-41863

	1997 Stock Option Plan	Incorporated by reference from
the 1997 Proxy Statement as
filed

13	Report of Independent Auditors	Filed Herewith
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of
Cash Flows
Consolidated Statements of
Stockholders' Equity
Notes to Consolidated Financial
Statements
Financial Statement Schedules

23	Consent of Independent Auditors	Filed Herewith

31	Section 302 CEO/CFO Certification	Filed Herewith

32	Section 906 CEO/CFO Certification	Filed Herewith

EXHIBIT 13

NATIONAL HEALTH INVESTORS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

Report of Independent Auditors - Ernst & Young LLP

Consolidated Balance Sheets-December 31, 2003 and 2002

Consolidated Statements of Income-For the Years Ended

December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows-For the Years Ended

December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity-For the

Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Financial Statements Schedules

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

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of National Health Investors, Inc.:

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedules listed in the Index of Exhibit 13. These consolidated financial statements and schedules are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Health Investors, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Nashville, Tennessee

January 26, 2004

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

December 31,	2003	2002

Assets
Real estate properties:
Land	$ 33,600	$ 33,805
Buildings and improvements	366,215	367,981
Construction in progress	588	1,263
	400,403	403,049
Less accumulated depreciation	(110,938)	(98,655)
Real estate properties, net	289,465	304,394
Mortgage and other notes receivable, net	149,892	201,236
Investment in preferred stock	38,132	38,132
Investments in real estate mortgage investment conduits	16,043	36,366
Cash and cash equivalents	93,687	43,062
Marketable securities	26,835	15,763
Accounts receivable	4,309	6,857
Deferred costs and other assets	6,003	5,254
Total Assets	$624,366	$651,064

Liabilities
Unsecured public notes	$100,000	$100,000
Debt	62,100	61,763
Convertible subordinated debentures	1,351	41,633
Accounts payable and other accrued expenses	30,882	28,511
Accrued interest	3,409	4,592
Dividends payable	13,385	9,339
Deferred income	3,595	4,797
Total Liabilities	214,722	250,635

Commitments and guarantees

Stockholders' Equity
Cumulative convertible preferred stock, $.01 par value;
10,000,000 shares authorized;
747,994 shares issued and outstanding; stated at liquidation
preference of $25 per share	18,700	18,700
Common stock, $.01 par value; 40,000,000 shares authorized;
26,770,123 and 26,682,994 shares, respectively, issued and
outstanding	267	266
Capital in excess of par value	441,178	440,360
Cumulative net income	502,421	458,613
Cumulative dividends	(563,681)	(516,632)
Unrealized gains (losses) on marketable securities, net	10,759	(878)
Total Stockholders' Equity	409,644	400,429

Total Liabilities and Stockholders' Equity	$624,366	$651,064

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

Year Ended December 31,	2003	2002	2001

Revenues:
Mortgage interest income	$ 21,046	$ 29,891	$ 25,545
Rental income	56,243	47,737	44,128
Investment interest and other income	5,931	6,655	4,081
Facility operating revenue	79,272	73,006	49,451
	162,492	157,289	123,205
Expenses:
Interest expense	13,840	17,000	20,100
Depreciation	15,053	15,543	13,532
Amortization of loan costs	297	738	1,088
Legal expense	729	652	1,453
Franchise and excise taxes	548	337	256
General and administrative	3,135	2,426	3,302
Loan, realty and security losses	9,134	23,055	35,559
Facility operating expenses	76,132	72,017	49,105
	118,868	131,768	124,395

Income (loss) from continuing operations	43,624	25,521	(1,190)

Discontinued operations
Operating (loss) income - discontinued	(1,351)	183	1,127
Net gain on sales of real estate	1,535	5,083	--
	184	5,266	1,127

Net income (loss)	43,808	30,787	(63)

Dividends to preferred stockholders	1,589	1,589	1,881

Net income (loss) applicable to common stock	$ 42,219	$ 29,198	$ (1,944)

Income (loss) from continuing operations per common share:
Basic	$ 1.57	$ .90	$ (.13)
Diluted	1.56	.90	(.13)

Discontinued operations per common share:
Basic	$ .01	$ .20	$ .05
Diluted	.01	.20	.05

Net income (loss) per common share:
Basic	$ 1.58	$ 1.10	$ (.08)
Diluted	1.57	1.10	(.08)

Weighted average common shares outstanding:
Basic	26,727,814	26,453,053	24,466,850
Diluted	26,985,571	26,853,420	24,466,850

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)

Year Ended December 31,	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$ 43,808	$ 30,787	$ (63)
Depreciation	15,380	16,383	14,658
Provision for loan, realty and security losses	9,134	23,055	35,559
Net gain on sales of real estate	(1,535)	(4,985)	--
Realized (gain) loss on sales of marketable securities	191	(34)	1,922
Amortization of loan costs	297	738	1,088
Interest on debenture conversions	3	37	135
Amortization of discount on held-to-maturity securities
and real estate mortgage investment conduit	(740)	(484)	(23)
Amortization of deferred income	(957)	(1,094)	(1,315)
(Increase) decrease in accounts receivable	2,314	1,498	(827)
Increase in deferred costs and other assets	(1,050)	(2,841)	(221)
Increase in accounts payable and other accrued expenses	2,371	3,581	10,219
Decrease in accrued interest	(1,183)	(552)	(1,369)
Net cash provided by operating activities	68,033	66,089	59,763

Cash flows from investing activities:
Investment in mortgage and other notes receivable	(1,730)	(20,524)	(5,818)
Collection of mortgage notes receivable	12,188	7,415	5,352
Prepayment of mortgage notes receivable	24,072	20,412	26,349
Collection of real estate mortgage investment conduits	21,032	--	--
Acquisition of and construction of real estate properties, net	(627)	(3,461)	(1,941)
Disposition of property and equipment, net	9,382	13,107	--
Sales of marketable securities, net	405	6,279	17,922
Net cash provided by investing activities:	64,722	23,228	41,864

Cash flows from financing activities:
Payments on credit facilities	--	--	(83,000)
Proceeds from debt	9,110	713	9,630
Payments on debt	(8,773)	(3,414)	(14,464)
Payments on convertible
subordinated debentures	(39,917)	(16,574)	(37,790)
Dividends paid to stockholders	(43,002)	(41,105)	(1,881)
Repurchase of cumulative convertible preferred stock	--	--	(3,000)
Sale (repurchase) of common stock	452	522	(4,768)
Net cash used in financing activities	(82,130)	(59,858)	(135,273)

Increase (decrease) in cash and cash equivalents	50,625	29,459	(33,646)
Cash and cash equivalents, beginning of period	43,062	13,603	47,249
Cash and cash equivalents, end of period	$ 93,687	$ 43,062	$ 13,603

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

							Capital in			Unrealized (Losses)	Total
	Cumulative Convertible Preferred Stock				Common Stock		Excess of	Cumulative	Cumulative	Gains on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities, Net	Equity
	At $25 per share		At $12 per share
Balance at 12/31/00	747,994	$ 18,700	250,000	$ 3,000	24,392,157	$244	$426,260	$427,889	$(464,307)	$(14,377)	$397,409
Net loss	---	---	---	---	---	---	---	(63)	---	---	(63)
Unrealized gains on marketable
securities, net	---	---	---	---	---	---	---	---	---	7,875	7,875
Total comprehensive income											7,812
Shares sold	---	---	---	---	15,000	---	149	---	---	---	149
Shares repurchased	---	---	(250,000)	(3,000)	(381,077)	(4)	(4,914)	---	---	---	(7,918)
Shares issued in conversion of
convertible debentures to common
stock	---	---	---	---	1,978,238	20	13,904	---	---	---	13,924
Dividends to common stockholders
($.45 per share)	---	---	---	---	---	---	---	---	(11,702)	---	(11,702)
Dividends to preferred stockholders
($2.125 per share)	---	---	---	---	---	---	---	---	(1,881)	---	(1,881)
Balance at 12/31/01	747,994	18,700	---	---	26,004,318	260	435,399	427,826	(477,890)	(6,502)	397,793
Net income	---	---	---	---	---	---	---	30,787	---	---	30,787
Unrealized gains on marketable
securities, net	---	---	---	---	---	---	---	---	---	5,624	5,624
Total comprehensive income											36,411
Shares sold	---	---	---	---	45,000	---	522	---	---	---	522
Shares issued in conversion of con-
vertible debentures to common stock	---	---	---	---	633,676	6	4,439	---	---	---	4,445
Dividends to common stockholders
($1.40 per share)	---	---	---	---	---	---	---	---	(37,153)	---	(37,153)
Dividends to preferred stockholders
($2.125 per share)	---	---	---	---	---	---	---	---	(1,589)	---	(1,589)
Balance at 12/31/02	747,994	18,700	---	---	26,682,994	266	440,360	458,613	(516,632)	(878)	400,429
Net income	--	--	--	--	--	--	--	43,808	--	--	43,808
Unrealized gains on marketable
securities, net	--	--	--	--	--	--	--	--	--	11,637	11,637
Total comprehensive income											55,445
Shares sold	--	--	--	--	35,000	--	452	--	--	--	452
Shares issued in conversion of
convertible debentures to common
stock	--	--	--	--	52,129	1	366	--	--	--	367
Dividends to common stockholders
($1.70 per share)	--	--	--	--	--	--	--	--	(45,460)	--	(45,460)
Dividends to preferred stockholders
($2.125 per share)	--	--	--	--	--	--	--	--	(1,589)	--	(1,589)
Balance at 12/31/03	747,994	$18,700	--	$ --	26,770,123	$267	$441,178	$502,421	$(563,681)	$10,759	$409,644

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002, and 2001

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

The primary difference between NHI's tax basis and the reported amounts of NHI's assets and liabilities is a higher book basis than tax basis in its real estate properties by approximately $7,745,000.

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

Rental Income - Rental income is recognized by NHI based on the terms of NHI's leases. Under certain of its leases, NHI receives additional contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter. NHI recognizes contingent rent annually or quarterly, as applicable, when, based on the actual revenues of the lessee, receipt of such income is assured. NHI identified leases as non-performing if a required payment is not received within 30 days of the date it is due. The Company's policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the income is received.

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

Facility Operating Revenue - Facility operating revenue is generated from the long-term health care facilities on which NHI has foreclosed or has accepted deeds in lieu of foreclosure or otherwise has obtained possession. With certain elections, unqualified income generated by these foreclosure properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status. NHI has engaged subsidiaries of National HealthCare Corporation ("NHC") to manage these foreclosure properties. Approximately 75% of NHI's facility operating revenue in 2003, 2002 and 2001 is derived from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on fixed rates subject to program cost ceilings. Facility operating revenues are recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. These allowances and discounts were $19,558,000, $18,754,000, and $1,986,000 in 2003, 2002 and 2001, respectively. Amounts earned under Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in facility operating revenue in the year finalized.

Foreclosures - NHI records the assets received and liabilities assumed during foreclosures at their estimated fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

Stock-Based Compensation - NHI accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. NHI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"). As a result, no compensation cost has been recognized in the consolidated statements of income for NHI's stock option plan. See Note 14 for additional disclosures about NHI's stock option plan.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's earnings per share in 2003, 2002 and 2001.

Comprehensive Income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements. NHI reports its comprehensive income in the consolidated statements of stockholders' equity.

Segment Disclosures - Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the manner in which public business enterprises report information about operating segments. Management believes that substantially all of NHI's operations comprise one operating segment.

New Accounting Pronouncements - In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing the measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 also broadens the scope of defining discontinued operations. NHI adopted SFAS 144 on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its consolidated statements of income, the revenues and expenses of two medical office buildings that NHI sold during the third quarter of 2002, one medical office building that NHI sold during the first quarter of 2003, two nursing facilities sold and one nursing facility designated for sale during the third quarter of 2003 and the related gains or losses on the sales.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses From Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As permitted, NHI elected to adopt SFAS 145 effective January 1, 2002. As a result, gains of $65,000 and $625,000 on the retirement of convertible subordinated debentures during 2003 and 2002, respectively, have been included in investment interest and other income.

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is generally effective for NHI July 1, 2003. The adoption of SFAS 150 has not had a material effect on NHI's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through December 31, 2003, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities. FIN 46's consolidation provisions apply immediately to variable interest entities created subsequent to January 31, 2003. FIN 46, as revised by the FASB, generally requires that variable interest entities created prior to January 31, 2003 must be consolidated effective March 31, 2004. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

Note 3. Real Estate Properties

The following table summarizes NHI's real estate properties by type of facility and by state as of December 31, 2003:

(Dollar amounts in thousands)

			Buildings,
			Improvements &		Mortgage
	Number of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 2,749	$ 1
Arizona	1	453	6,678	1,281	2,250
Florida	5	2,540	38,726	15,294	1,493
Georgia	1	52	865	653	---
Idaho	1	122	2,492	505	---
Kansas	5	354	9,437	1,034	---
Kentucky	3	276	2,900	1,722	---
Massachusetts	4	1,189	17,837	6,546	---
Missouri	9	1,988	34,779	11,512	3,525
New Jersey	2	1,096	11,973	357	---
New Hampshire	3	1,483	21,931	8,100	---
South Carolina	3	572	11,544	6, 325	3,582
Tennessee	21	2,110	44,254	22,315	9,213
Texas	6	1,980	42,709	3,988	25,637
Virginia	1	176	2,510	1,186	2,895
Washington	1	291	1,756	622	---
Total Long-Term Care	68	14,777	255,556	84,189	48,596

Acute Care:
Kentucky	1	540	10,163	2,718	---
Total Acute Care	1	540	10,163	2,718	---

Medical Office Buildings:
Florida	1	165	3,349	1,290	---
Illinois	1	---	1,925	289	---
Texas	2	631	9,678	2,834	---
Total Medical Office
Buildings	4	796	14,952	4,413	---

Assisted Living:
Arizona	4	1,757	13,622	1,673	---
Florida	5	7,096	22,745	6,037	---
New Jersey	1	4,229	13,030	3,127	---
North Carolina	1	216	1,957	162
South Carolina	1	344	2,877	357	---
Tennessee	3	873	7,062	856	---
Texas	1	2,094	9,091	2,079	---
Total Assisted Living	16	16,609	70,384	14,291	---

Retirement Centers:
Idaho	1	243	4,182	821	---
Missouri	1	353	3,171	1,392	---
New Hampshire	1	218	2,751	1,092
Tennessee	2	64	5,644	2,022	---
Total Retirement Centers	5	878	15,748	5,327	---
Total	94	$33,600	$366,803	$110,938	$48,596

We had certain letters of credit of $10,835,000 that matured during 2001. As a result, we purchased at face value all of the outstanding first mortgage tax exempt bonds that were secured by the letters of credit. In regard to our investment in and liability under these first mortgage bonds, we had and have a legal right of offset. During 2003, we marketed $9,110,000 of these bonds and $460,000 of these first mortgage bonds matured. First mortgage bonds having a balance of $460,000 and $10,030,000 at December 31, 2003 and 2002, respectively, offset NHI's debt obligations in the consolidated balance sheets and are not included in the table above.

Certain of NHI's real estate properties are pledged as collateral on individual mortgage notes payable, as noted in the table above.

The following table summarizes NHI's real estate properties by leased facilities and operating facilities:

(in thousands)

	2003			2002
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 29,250	$ 4,350	$ 33,600	$ 28,140	$ 5,665	$ 33,805
Buildings and improvements	301,347	64,868	366,215	298,291	69,690	367,981
Construction progress	33	555	588	816	447	1,263
	330,630	69,773	400,403	327,247	75,802	403,049
Less accumulated depreciation	(92,389)	(18,549)	(110,938)	(83,419)	(15,236)	(98,655)
Real estate properties, net	$238,241	$ 51,224	$ 289,465	$243,828	$ 60,566	$304,394

For the years ended December 31, 2003, 2002 and 2001, NHI capitalized interest costs during construction periods of $-0-, $78,000, and $222,000, respectively.

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

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. Commencing February 1, 2000, the management of these facilities was transferred to a subsidiary of NHC. Based on our impairment analyses for these four facilities, we recorded impairment losses of $1,500,000 during 2001 and $2,446,000 during 2000. The Highline Care Center in Seattle, Washington was sold in June 2002 for net proceeds of $882,000. This facility had been closed since December 2000. The resulting loss on the sale of $98,000 has been reflected in the investment income caption of the December 31, 2002 consolidated statements of income. During the third quarter of 2003, the Park Ridge Care Center and Park West Care Center were sold for proceeds of $5,200,000. The resulting loss on the sale of $397,000 has been reflected in the discontinued operations caption of the December 31, 2003 consolidated statements of income. Management believes that the carrying amount of the remaining property at December 31, 2003 of $1,425,000 is realizable. The fourth remaining facility has been designated as "held for sale", consistent with the provisions of SFAS 144. The results of operations of this facility have been included in discontinued operations for all periods presented. The carrying value of the property is included in real estate properties in the consolidated balance sheet.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. We retained NHC to manage the properties and have included the operating revenues and expenses of these facilities in our operating results since August 1999. During 2001, we sold the properties to a not-for-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. No deposits have been received to date. Management believes that the carrying amount of these properties at December 31, 2003 of $29,671,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded, through foreclosure, possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC has been engaged to manage these facilities. During 2001, prior to the foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at December 31, 2003 of $20,029,000 is realizable.

Alterra Properties - In early 1998, we entered into a purchase-leaseback transaction with Alternative Living Centers, Inc., now known as Alterra. The $41,000,000 transaction resulted in Alterra leasing eleven properties from us, consisting of four in Arizona, three in Florida, three in Tennessee, and one in South Carolina. In March 2001, Alterra defaulted on its rent payment and NHI immediately terminated the leases and arranged for new lessees. We have filed suit for damages against Alterra. On January 22, 2003, Alterra filed bankruptcy. As a result, damages against Alterra will be subject to the bankruptcy process. The new lessees took possession of the centers during the late spring and summer of 2001. Under the terms of the new leases, we experienced reduced rental income in 2001 and 2002. Lease income for 2003, 2002 and 2001 was $3,150,000, $750,000, and $851,000 respectively. Furthermore, in 2003, we recognized as income $1,195,000 of cash that was received previously but which had been subject to dispute. Based on the rental payments received and expected to be received, and our impairment analyses, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at December 31, 2003 of $31,870,000 is realizable.

Integrated Health Services, Inc. ("IHS") - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. During 2000 and 2001, prior to accepting the deeds to these properties, we recorded a $6,591,000 write-down of our note receivable. IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current. We believe that the carrying amount of our net investment in these properties of approximately $19,052,000 at December 31, 2003 is realizable.

Manor House of Charlotte - An approximate $7,200,000 first mortgage loan to Manor House, Inc. went into payment default in November 2001. The property is a three year old, 110 unit assisted living facility in Charlotte, North Carolina. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy of the project and competition in the market area resulted in the recording of a $3,800,000 writedown of this mortgage loan in the fourth quarter of 2001. In June 2002, the owner and corporate guarantor surrendered possession, provided a deed in lieu of foreclosure to us, made tax payments current, paid $1,016,000 toward the debt and deeded to us an unimproved parcel of land in another state. As a result, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosed real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we experienced reduced revenue in 2002 compared to 2001. We believe the carrying amount of our net investment in this property at December 31, 2003 of $2,011,000 is realizable.

Two New Jersey Centers - We loaned approximately $18,373,000 to the owners of two New Jersey facilities that opened in early 2000. The facilities generated negative net operating income since opening and made no loan payments from July 2001 to December 2002. Based on these events and SFAS 114 analyses, we recorded impairments of $5,304,000 during 2001. During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors. On November 6, 2002, the borrowers filed for reorganization under Chapter 11 of the bankruptcy code; however, this action was overturned by the bankruptcy court and NHI continued its foreclosure action. The balance of this loan was $13,069,000 at December 31, 2002.

In January, 2003, NHI received these properties through foreclosure and immediately leased the facilities to a new operator, Royal Holding, LLC, who brought past due property taxes current and agreed to monthly lease payments. The lease includes monthly rent of $155,000, with provisions for increases in later periods through 2016 and provides the lessee with a purchase option during the term of the lease at amounts which decrease over time. Presently, NHI has not begun to recognize rental income from these properties on a straight-line basis due to concerns about collectibility of the future increases. Lease income of $2,408,000 was recognized on the property for 2003. No interest income was recognized on the previous mortgage for 2002. We believe that the carrying amount of our net investment in this property at December 31, 2003 of $12,712,000 is realizable.

Marriott Senior Living Services - In July 2003, we reached an agreement with Marriott Senior Living Services ("Marriott") to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey. Under the terms of the settlement with Marriott, we were paid $6,211,000 to settle our claims for certain deferred maintenance and repairs, for accrued real estate taxes, and to compensate us for future rental periods. A portion ($1,580,000) of the $6,211,000 received has been reserved for known costs related to existing needs for maintenance and repairs. In addition, $223,000 was allocated to pay property taxes due. The remainder of $4,408,000 was recognized as rental income in the third quarter of 2003.

We leased the New Jersey facility to Sunrise Living Services, Inc. ("Sunrise"), which company acquired the outstanding stock of Marriott in March 2003. We leased the Texas facility to Medallion Senior Living at Dallas, LLC. We leased the two Florida facilities to The Palms of Maitland, Inc. and The Place at West Palm Beach, Inc.

Based on rental payments received and expected to be received, and our impairment analysis, we recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. The impairment was necessitated by the financial condition of the new lessee, the physical condition of the facility and significant market competition. We believe that the carrying amount of these properties at December 31, 2003 of $38,820,000 is realizable.

Note 4. Mortgage and Other Notes Receivable

The following is a summary of mortgage and other notes receivable by type:

	December 31
	2003	2002
Mortgage loans	$142,155,000	$176,492,000
Term loans	3,144,000	3,254,000
Other loans	4,593,000	21,490,000
	$149,892,000	$201,236,000

The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2003:

	Number		Principal
Final Payment Date	of Loans	Payment Terms	Amount
Mortgage Loans:
2004	1	Monthly payments of $252,000, which include interest at 10.00%.	$ 23,984,000
		Balloon payment due at maturity.

2005-2006	2	Monthly payments from $69,000 to $101,000, which include
		interest at 11.70% to 12.05%. Principal outstanding of
		$3,550,000 and $4,832,000.	8,382,000

2006	1	Monthly payments of $227,000, which include interest at
		11.25%, adjusted annually to include principal and interest at a
		rate equal to .15% above the previous year's rate. Balloon
		payment due at maturity.	17,847,000

2006	1	Monthly payments of $25,000, which includes interest at 11.80%.	448,000

2007	1	Monthly payments of $354,000, which include interest at 5.85%.	27,491,000

2007	1	Monthly payment of $91,000, which includes interest at 10.50%.	4,324,000

2009	2	Monthly payments of $201,000, which include interest at 9.5%.
		Contingent interest related to a percentage of the facilities'
		annual increase in revenue over a base year is due annually.
		Balloon payment due at maturity.	15,716,000

2010	1	Monthly payments of $186,000, which include interest at
		12.05%. The interest rate will escalate .1% per year through
		September 1, 2005, the anniversary date of the note. Effective
		September 1, 2005, the monthly payment will be adjusted to
		include interest at the greater of 12.25% or the rate that five-
		year United States securities yield plus 4.5%.	10,220,000

2013	1	Monthly payment of $22,000, which includes interest at 6.5%.	1,102,000

2004-2011	5	Monthly payments from $12,000 to $26,000, which include interest
		at prime plus 2% to 9.5%. Principal outstanding ranges from
		$87,000 to $2,484,000.	5,274,000

2006-2008	5	Monthly payments from $11,000 to $57,000, which include
		interest at 10.00% to 10.85%. Principal outstanding ranges from
		$984,000 to $5,038,000.	14,229,000

2009	2	Monthly payments from $66,000 to $70,000, which include
		interest at 9.5% to 10.8%. Principal outstanding ranges from
		$5,716,000 to $7,422,000.	13,138,000

Term Loans:
2019	3	Monthly payments of $29,000, which include interest at 7.5%.	3,144,000

Other Loans:
2012	1	Non-recourse promissory note, interest at LIBOR plus .5%	4,593,000
		(See Note 7).

			$149,892,000

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

Note Receivable from National Health Realty, Inc.

Effective December 31, 2002, in exchange for an equal amount of cash, National Health Realty, Inc. ("NHR") transferred to us three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding of $15,672,000. The transfer agreement with NHR included provisions that, beginning January 2, 2004, allowed us to put to NHR the transferred notes at any time, with 60 days notice, at a price equal to the outstanding principal and interest balance or require NHR to make debt service payments if not made by the debtors. The agreement also provided that NHR may repurchase after July 1, 2003, the notes from us at a price equal to the then outstanding principal and interest balance. Consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), we accounted for the transfer of the notes receivable from NHR as a loan to NHR rather than as a purchase of the notes. As a result, we recognized notes receivable from NHR on our consolidated balance sheet of December 31, 2002 and recognized interest income from NHR during 2003. NHR repurchased the notes in December 2003 at the outstanding principal balance of $14,922,000 plus accrued interest, thereby eliminating our note receivable from NHR. NHR is another REIT to which NHC provides advisory services. NHR owns 225,000 shares of our common stock.

Installment Method Mortgage Receivable

Autumn Hills Convalescent Centers, Inc. (HSM of Texas, new borrower) - In 1997, we funded a mortgage loan for Autumn Hills Convalescent Centers, Inc. ("Autumn Hills") in the original principal amount of $51,500,000. Collateral for the loan included first mortgages on thirteen long-term health care facilities in Texas and certain corporate and personal guarantees. Principal and interest payments between April 2000 and May 2001 were only partially made and the debtor filed for bankruptcy on May 15, 2001. Based on these events and SFAS 114 analyses, we recorded impairments of $10,000,000 and $7,900,000 during 2001 and 2000, respectively, to reduce the loan to our estimate of net realizable value. The debtor's plan of reorganization, confirmed on January 28, 2002, required the debtor to reaffirm the original debt and accrued interest and commence monthly payments on April 10, 2002, which it did until October of 2002, at which time the borrower advised us that payments could no longer be made. We applied $1,600,000 of payments received in the third quarter of 2002 against our loan balance, and we initiated foreclosure action during the fourth quarter of 2002. Our net receivable balance at December 31, 2002, after the above writedowns and principal reductions, was $28,855,000.

On January 7, 2003, NHI received the projects through foreclosure and then sold the facilities to an unrelated not-for-profit entity, HSM of Texas, providing seller financing. NHI accounts for the sale of the properties using the installment method, consistent with the provisions of SFAS 66. The new borrower has made monthly principal and interest payments during 2003. The new loan with HSM of Texas bears interest at 5.85%, is payable at $354,000 monthly and matures in December 2007. The outstanding balance at December 31, 2003 is $27,491,000, which we believe is realizable. The average recorded investment in the loan was $28,173,000, $30,026,000 and $40,180,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The related amount of interest income recognized on the loan was $2,884,000, $2,204,000, and $920,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Borrower Bankruptcy and Other Non-Performing Loans

American Medical Associates, Inc. ("AMA") - Two first mortgage loans totaling $13,646,000 to AMA are secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted and are personally guaranteed by the owner. Payments to NHI are not current and, as a result, interest on these loans is being charged at the default rate of interest. Only interest that is received is being recognized as interest income. The facilities' operations have deteriorated due to moratoriums which were placed on admissions during the last half of 2001 by the Florida Agency for Health Care Administration. Additionally, these loans are in default on a number of other technical covenants including the failure to maintain adequate insurance coverage. The borrower filed for bankruptcy protection in January 2003. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,200,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $8,382,000 at December 31, 2003 is supported by the value of the collateral. The average recorded investment in the AMA loan was $8,382,000, $11,144,000 and $14,080,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The related amount of interest income recognized on the loan was $0, $1,233,000 and $1,679,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Ashton Woods - At December 31, 2003, we hold 75%, or $4,102,000, of a $5,469,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Centennial HealthCare Corporation, which filed for bankruptcy on December 20, 2002. This loan matured in January 2003. The loan was renewed in August 2003 at a 6.50% interest rate requiring monthly principal and interest payments of $22,000 based on a 25 year amortization with a balloon payment due in 2013. The Georgia Department of Human Resources placed a moratorium on new admissions during 2001, which negatively impacted operating results during 2002 and 2003. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $3,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $1,102,000 at December 31, 2003 is supported by the value of the collateral. The average recorded investment in the Ashton Woods loan was $1,114,000, $2,647,000, and $4,368,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The related amount of interest income recognized on the loan was $161,000, $508,000 and $472,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximate $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by Rainmakers, LLC who operates long-term care facilities in Kansas, Missouri and Wisconsin. Payments to NHI are past due and the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002 and an additional writedown of $2,000,000 during 2003. Management believes that the remaining carrying value amount of $4,324,000 at December 31, 2003 is supported by the value of the collateral. The average recorded investment in the Midwest loan was $5,465,000, $7,680,000, and $8,808,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The related amount of interest income recognized on the loan was $656,000, $901,000 and $906,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by properties which are operated by Allgood. The first loan, with an outstanding balance of approximately $14,616,000, before writedown, is secured by first mortgages on four nursing homes in Georgia, which are owned by an employee stock ownership trust. The second loan, secured by a first mortgage on a Tucker, Georgia nursing home, had an outstanding balance of approximately $7,100,000, before writedown. Both of these loans secured by the five nursing homes were guaranteed by the estates of the principals of the operator. In addition to certain technical defaults, the borrower failed to maintain a $300,000 letter of credit as required in the loan documents and failed to make the required debt service payments during the third and fourth quarters of 2002. Accordingly, the loans have been declared in default and the principal amount due has been accelerated. In January 2003, the borrowers filed for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in 2002. During the third quarter of 2003, NHI received a $1,000,000 payment from the estate of the owner of Allgood. Based on management's updated analysis of the future expected cash flows of this note, this payment was applied to reduce the principal balance outstanding. Management believes that the remaining carrying amount of $15,716,000 at December 31, 2003 is supported by the value of the collateral. The average recorded investment in the Allgood loans were $16,114,000, $19,217,000, and $22,109,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The related amount of interest income recognized on the loans was $0, $1,422,000, and $2,126,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Somerset on Lake Saunders - This facility has suffered from poor occupancy and other operational issues. In 2001, the Internal Revenue Service ("IRS") placed a lien on the facility for $270,000. Although the IRS has been receiving some payments, we have been informed the IRS is becoming progressively impatient. In addition, in 2003, the borrower has been progressively late in making its monthly payments. The borrower has now engaged a consultant to assist it in evaluating strategic alternatives, including bankruptcy. The original promissory note for $2,370,000 matures in 2006, bears interest at 11.80%, and is payable $25,000 monthly.

Management's analysis of the future cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value during the first quarter of 2003. Management believes that the remaining carrying amount of $448,000 at December 31, 2003 is supported by the value of the collateral. The average recorded investment in the Somerset on Lake Saunders loan was $1,208,000, $1,999,000 and $2,134,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The related amount of interest income recognized on the loan was $60,000, $239,000 and $242,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 5. Disclosures about Fair Value of Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About the Fair Value of Financial Instruments", NHI calculates the fair values of financial instruments using quoted market prices and discounted cash flow techniques. At December 31, 2003 and 2002, with the exception of the financial instruments listed below, there were no material differences between the carrying amounts and fair values of NHI's financial instruments.

(in thousands)
December 31,	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Marketable securities	$26,835	$27,906	$15,763	$15,216
Convertible subordinated debentures	(1,351)	(4,802)	(41,633)	(21,058)

Note 6. Investment in Preferred Stock

In September 1998, NHI purchased two million shares of the cumulative preferred stock of LTC Properties, Inc. ("LTC"), another REIT. The nonvoting preferred stock is convertible into common stock at a 1:1 ratio. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. The preferred stock is not redeemable by NHI or LTC. The preferred stock, which is not listed on a stock exchange, is considered a nonmarketable security accounted for under APB 18 and is recorded at cost in the consolidated balance sheets. Amounts received from the 8.5% coupon rate are recorded as investment income when earned.

In addition to its investment in the preferred stock of LTC, NHI holds 774,800 shares of common stock of LTC (with a fair value and carrying value of $11,421,000 at December 31, 2003).

Note 7. Investment in Marketable Securities

Our investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
December 31,	2003		2002
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale	$11,237	$21,996	$11,678	$10,800
Held to maturity	4,839	5,910	4,963	4,416
	$16,076	$27,906	$16,641	$15,216

Our available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates. Our held to maturity marketable securities consist of convertible corporate bonds maturing from 2008 through 2012.

During 2003, 2002 and 2001, we received and recognized $4,701,000, $4,829,000 and $4,765,000, respectively, of dividend and interest income from our marketable securities. Such income is included in investment interest and other income in the consolidated statements of income.

Proceeds from the sale of investments in available for sale securities during the year ended December 31, 2003 were $207,000. Gross investment losses of $203,000 were realized on these sales during the year ended December 31, 2003.

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

During 2002, in order to protect our status as a REIT, we sold a portion of our investments in ALC convertible debentures to an employee of our investment advisor, NHC. Proceeds included a note receivable of $5,818,000 after a cash payment of $650,000 received in 2001. No gain or loss was realized on this sale during 2002. Our collateral on the note consists of the underlying securities. As a result, the note receivable is subject to a risk of accounting loss if the underlying value of the collateral declines below the carrying value of the note receivable. The note is a non-recourse promissory note which bears interest at a variable rate (LIBOR plus .5% at December 31, 2003) and provides for periodic escalation of the rate. The note matures June 30, 2012, and has a balance of $4,593,000 at December 31, 2003, after payments of $1,225,000 during 2003.

The carrying value but not the face amount of the ALC debentures owned by us was reduced by $72,000 and $659,000 related to a securities litigation settlement during 2003 and 2002, respectively. ALC debentures with a face amount of $126,000 and a carrying value of $114,000 were called by ALC in May 2003. ALC debentures with a face amount of $406,000 and carrying value of $372,000 were called by ALC in October 2002. NHI believes that the carrying amount of this investment of $8,332,000 at December 31, 2003 is realizable.

LTC Properties, Inc. Common Stock - During 1998 and 1999, NHI purchased 774,800 shares of LTC common stock for $10,762,000. As a result of an other than temporary impairment in value of its investment and in accordance with the provision of SFAS 115, NHI has recognized a $5,555,000 realized loss on this investment during the year ended December 31, 2002. NHI believes that the carrying value of this investment of $11,421,000 at December 31, 2003 is realizable.

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

At December 31, 2003, the net carrying value of the 1993 REMIC is $9,697,000. During 2003 we collected $21,032,000 on the 1993 REMIC and extended the due date of the three remaining mortgages until December 31, 2004. During 2003, we recognized additional interest income to increase our carrying value of the 1993 REMIC by $709,000 to begin amortization of our carrying value to the amount ultimately expected to be collected in December 2004.

Prior to 2002, we received $1,556,000 of interest payments from the master servicer of the 1993 REMIC that was not recorded as interest income because of a potential repayment obligation to the servicer of the 1993 REMIC. However, in May 2002, Mariner reached a settlement with the servicer of the 1993 REMIC, made payments missed in prior periods, and began making principal and interest payments in June 2002. As a result, NHI's repayment obligation was reduced by $1,556,000, resulting in the recognition of $1,556,000 of interest income during 2002.

1995 REMIC - At December 31, 2003 and 2002, the net carrying value of the 1995 REMIC was $6,346,000. We have from time to time received advances from the servicer of the 1995 REMIC that we did not record as interest income because of an obligation to repay the amounts to the servicer. We received $3,000,000 of such advances prior to 2002 and $1,319,000 of such advances during 2002. The obligation to repay $2,671,000 of the advances was removed during 2002, and we recorded that amount as interest income. As of December 31, 2002, we had a remaining repayment obligation of $1,648,000 to the servicer. At December 31, 2003, we have a repayment obligation of $3,006,000 after a reduction in interest income for 2003 of $1,358,000.

Quarterly, we monitor the carrying amounts of the 1993 and 1995 REMIC investments based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates. We believe that the December 31, 2003 carrying values of our 1993 and 1995 REMIC investments are realizable.

Note 9. Debt and Credit Facilities

Debt consists of the following:

	Weighted
	Average	Final
	Interest Rate	Maturities	Principal Amount
December 31,			2003	2002
Senior notes, principal and	Variable,
interest payable quarterly	2.5%	2009	$13,596,000	$15,571,000

Senior secured notes due to NHC, principal and
interest payable semiannually	8.4%	2005	2,400,000	7,251,000

Senior secured notes due to NHC, principal and
interest payable semiannually	8.3%	2003	---	249,000

First mortgage notes, principal and interest	Variable,
payable monthly	3.6%	2006 to 2021	8,670,000	9,093,000

Nonrecourse mortgage bank note, interest
payable monthly, principal due at maturity	6.0%	2007	25,637,000	25,637,000

Unsecured public notes, interest payable semi-
annually, principal due at maturity	7.3%	2007	100,000,000	100,000,000

Unsecured note payable to NHC, interest
payable monthly, principal due at maturity	8.4%	2005	1,181,000	1,076,000

First mortgage notes, interest payable monthly,
principal payable in periodic installments	4.6%	2004 to 2017	525,000	1,270,000

First mortgage revenue bonds, principal
payable in periodic installments, interest	Variable,
payable monthly	2.5%	2004 to 2014	10,091,000	1,616,000

			$162,100,000	$161,763,000

We had certain letters of credit of $10,835,000 that matured during 2001. As a result, we purchased at face value all of the outstanding first mortgage tax exempt bonds that were secured by the letters of credit. In regard to our investment in and liability under these first mortgage bonds, we had and have a legal right of offset. During 2003, we remarketed $9,110,000 of these bonds and $460,000 of these first mortgage bonds matured. First mortgage bonds having a balance of $460,000 and $10,030,000 at December 31, 2003 and 2002, respectively, offset NHI's debt obligations in the consolidated balance sheet and are not included in the table above.

The 7.3% unsecured notes (the "Notes") have no sinking fund provisions. The Notes are senior unsecured obligations of NHI and rank equally with NHI's other unsecured senior debt. NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

Certain loan agreements require maintenance of specified financial ratios. We have met all such covenants as of December 31, 2003. Our failure to meet the required covenants would have a material adverse effect on our financial position and cash flows.

As the result of certain agreements entered into with NHC during the fourth quarter of 2001, NHI is not subject to any material cross-default provisions with other debt of NHC, NHR and National Health Corporation.

The aggregate principal maturities of all debt (excluding convertible subordinated debentures) as of December 31, 2003 are as follows:

2004	$ 5,425,000
2005	5,560,000
2006	7,474,000
2007	129,908,000
2008	4,601,000
Thereafter	9,132,000
$162,100,000

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

Effective July 31, 2001, the debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $7.00 per share, subject to adjustment. At December 31, 2003, 2000 senior debentures in the amount of $1,351,000 were outstanding. We have reserved an additional 193,000 shares of common stock for future 2000 senior debenture conversions.

The 2000 senior debentures are redeemable at the option of NHI at any time after January 1, 2002. The 2000 senior debentures are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company.

1997 Debentures - On January 29, 1997, NHI issued $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. We redeemed the remaining $39,917,000 of these 1997 debentures during the first quarter of 2003.

The 1997 debentures were convertible at the option of the holder into common stock of NHI at a conversion price of $37.50, subject to adjustment.

1995 Debentures - On December 12, 1995, NHI sold $45,000,000 of a total of $100,000,000 of 7.75% convertible subordinated debentures (the "1995 debentures") due on January 1, 2001. The remaining $55,000,000 were sold on January 15, 1996. Outstanding 1995 debentures in the amount of $37,790,000 were retired on January 2, 2001.

1991 Senior Debentures - On October 17, 1991, NHI issued $110,000,000 of 10% senior convertible subordinated debentures (the "1991 senior debentures") due 2006. We redeemed the remaining $205,000 of these 1991 debentures during the year ended December 31, 2002.

Note 11. Commitments, Contingencies, and Guarantees

At December 31, 2003, we were committed, subject to due diligence and financial performance goals, to fund approximately $700,000 in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term health care center and one assisted living facility, at rates ranging from 10.0% to 10.5%.

We have also guaranteed bank loans in the amount of $229,165 to key employees utilized for the exercise of stock options. The loan guarantees, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. None of the outstanding loans are to or for any director or executive officer. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding. We have not accrued a liability for our potential obligation under these guarantees.

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

Contingency related to damaged property

One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The building has been closed to patient care while NHI and NHC assess damages. NHC is NHI's largest lessee, operating 39 of NHI's 181 owned properties.

Under the terms of NHI's lease with NHC, NHC is required to restore the leased property so as to make it at least equal in value to that which existed prior to the damage. The lease also requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from the use of the property, including any negligence or violation by NHC.

NHI is a loss payee and additional named insured under the terms of NHC's property and casualty insurance policy. The policy includes business interruption insurance and NHI believes it will receive 100% of any rent due on the facility through the expected reconstruction process. Currently, rental income from the center totals approximately $250,000 annually.

Furthermore, NHI is an additional named insured on NHC's professional and general liability insurance policy. NHC has stated that the lessee, NHC HealthCare/Nashville, LLC and its parent NHC collectively have liability coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate per location and annual aggregate excess coverage of $7,500,000 that is attributable to all of NHC's operated centers.

A provision of the lease allows that if substantial damage occurs during the lease term, NHC may terminate the lease with respect to the damaged property. If the lease is so terminated, NHC will have no obligation to repair the property and NHI will receive the entire insurance proceeds related to the building damage. NHC is obligated to continue to indemnify and hold harmless NHI from any and all demands arising from the use of the property. NHI retains the right to license the beds under any lease termination. NHI has been named as a defendant in eight lawsuits filed by patients and/or representatives of patients arising out of the fire. One of these cases has been dismissed. These cases have been consolidated with all other lawsuits arising out of the fire in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing. NHI plans to vigorously defend against the allegations in these lawsuits. As of December 31, 2003, management believes it is too early to make any assessment of any potential liability or cost to NHI.

At December 31, 2003, NHI has not accrued any liability for this contingent matter but will continue to closely monitor the situation. There can be no assurance that claims will not exceed the limits of the insurance coverage or that additional claims will not be asserted against NHI. NHI's potential liability from this incident or NHC's ability to meet any indemnification obligation to NHI cannot be determined at this time. If NHC were unable to meet its obligations to NHI either as to indemnification, if required, or as to the payment of rent, it may have a material adverse impact on our financial position, results of operations and cash flows.

Note 12. Cumulative Convertible Preferred Stock

8.5% Preferred Stock - In February and March 1994, NHI issued $109,558,000 of non-voting, 8.5% cumulative convertible preferred stock ("8.5% Preferred Stock") with a liquidation preference of $25.00 per share. Dividends at an annual rate of $2.125 are cumulative from the date of issuance and are paid quarterly.

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

At December 31, 2003, 747,994 shares of the 8.5% Preferred Stock, which are convertible into 676,934 shares of common stock, are outstanding. During 2003, 2002 and 2001 no shares were converted. We have reserved 676,934 shares of common stock for future 8.5% Preferred Stock conversions.

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

Note 14. Stock Option Plan

NHI has stock option plans that provide for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. 115,000 of the options may be exercised immediately, but the Company may purchase the shares at the grant price if employment is terminated prior to six years from the date of grant. The term of the options is five years. The following table summarizes option activity:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2000	315,074	$24.900
Options granted	45,000	9.960
Options exercised and canceled	20,000	15.850
Outstanding December 31, 2001	340,074	23.460
Options granted	45,000	14.720
Options expired	105,074	36.000
Options exercised	45,000	11.600
Outstanding December 31, 2002	235,000	18.440
Options granted	90,000	15.733
Options expired	32,500	37.923
Options exercised	35,000	12.910
Outstanding December 31, 2003	257,500	15.789

Exercisable December 31, 2003	115,000	17.386

Exercise prices on the exercisable options range from $10.125 to $24.25. The weighted average remaining contractual life of options outstanding at December 31, 2003 is 1.70 years. NHI's Board of Directors has authorized an additional 493,300 shares of common stock that may be issued under the stock option plans.

Note 15. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

(in thousands, except share amounts)
Year Ended December 31,	2003	2002	2001

Cash payments for interest expense	$ 9,199	$ 12,217	$17,026

During 2003, 2002 and 2001, $365, $4,436, and
$13,848, respectively, of convertible
subordinated debentures were converted
into 52,129, 633,676 and 1,978,238 shares
respectively, of NHI's common stock
Convertible subordinated debentures	$ (365)	$ (4,436)	$(13,848)
Financing costs	1	26	55
Accrued interest	(3)	(35)	(131)
Common stock	1	6	20
Capital in excess of par value	366	4,439	13,904

During 2001, NHI acquired property in
exchange for its rights under mortgage
notes and the assumption of debt
Mortgage notes receivable	$ --	$ --	$ 19,052
Debt	--	--	25,637
Land	--	--	(1,980)
Buildings and improvements	--	--	(42,709)

During 2003, 2002 and 2001, NHI acquired
property in exchange for its
rights under mortgage notes
receivable
Mortgage notes receivable	$ 13,069	$ 2,173	$ 19,691
Land	(1,096)	--	(1,188)
Buildings and improvements	(11,973)	(2,173)	(18,503)

During 2002, NHI acquired notes receivable in ex-
change for NHI's rights to marketable securities:
Other notes receivable	$ --	$ (5,818)	$ --
Marketable securities	--	5,818	--

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share:

Year Ended December 31,	2003	2002	2001

BASIC:
Weighted average common shares	26,727,814	26,453,053	24,466,850

Income (loss) from continuing operations	$43,624,000	$25,521,000	$(1,190,000)
Dividends paid to preferred stockholders	(1,589,000)	(1,589,000)	(1,881,000)
Income (loss) from continuing operations available
to common shareholders	42,035,000	23,932,000	(3,071,000)
Discontinued operations	184,000	5,266,000	1,127,000

Net income (loss) available to common stockholders	$42,219,000	$29,198,000	$(1,944,000)

Income (loss) from continuing operations per
common share	$ 1.57	$ .90	$ (.13)
Discontinued operations per common share	.01	.20	.05
Net income (loss) per common share	$ 1.58	$ 1.10	$ (.08)

DILUTED:
Weighted average common shares	26,727,814	26,453,053	24,466,850
Stock options	41,894	11,758	---
Convertible subordinated debentures	215,863	388,609	---
Average common shares outstanding	26,985,571	26,853,420	24,466,850

Income (loss) from continuing operations	$43,624,000	$25,521,000	$ (1,190,000)
Dividends paid to preferred stockholders	(1,589,000)	(1,589,000)	(1,881,000)
Interest on convertible subordinated debentures	149,000	301,000	---
Income (loss) from continuing operations
available to common stockholders	42,184,000	24,233,000	(3,071,000)
Discontinued operations	184,000	5,266,000	1,127,000
Net income (loss) available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$42,368,000	$29,499,000	$(1,944,000)

Income (loss) from continuing operations per
common share	$ 1.56	$ .90	$ (.13)
Discontinued operations per common share	.01	.20	.05
Net income (loss) per common share	$ 1.57	$ 1.10	$ (.08)

Incremental shares excluded
since anti-dilutive:
Convertible subordinated debentures	238,812	1,393,769	4,202,278
8.5% Preferred Stock	676,918	676,918	676,918
2000 Preferred Stock	--	--	202,055
Stock options	30,000	60,000	340,074

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 17. Common Stock Dividends

Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 2003:

	Taxable as	Non-Taxable
	Ordinary	Return of
Dividend Payment Date	Income	Capital	Totals

May 10, 2003	$ .375414	$.024586	$ .4000
August 14, 2003	.375414	.024586	.4000
November 10, 2003	.375414	.024586	.4000
January 30, 2004	.475414	.024586	.5000
	$1.601656	$.098344	$1.7000

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

In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHI recognized $3,708,000, $3,692,000, and $2,899,000 of percentage rent from NHC during 2003, 2002, and 2001, respectively.

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

Rental income was $56,243,000 ($33,267,000 from NHC) in 2003, $47,737,000 ($33,102,000 from NHC) in 2002, and $44,128,000 ($32,456,000 from NHC) in 2001.

During 2000, four of the leases on Florida facilities were terminated and NHI re-leased the properties to unrelated third parties. Although NHC's rent obligations pursuant to the master lease are unchanged, NHC receives a credit for rents paid to NHI on the four re-leased Florida centers by the current lessees.

At December 31, 2003, the future minimum lease payments (excluding percentage rent) to be received by NHI under its operating leases (including debt service payments which are based on interest rates in effect at December 31, 2003 and including obligations related to the four Florida leases) are as follows:

	NHC	Others	Total
2004	$29,239,000	$18,228,000	$47,467,000
2005	29,112,000	17,506,000	46,618,000
2006	27,542,000	16,278,000	43,820,000
2007	---	12,369,000	12,369,000
2008	---	9,167,000	9,167,000
Thereafter	---	34,788,000	34,788,000

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

For its services under the Advisory Agreement, NHC was entitled to annual compensation of $2,502,000 in 2003, $1,907,000 in 2002, and $2,469,000 in 2001. The annual compensation is reduced by any compensation paid by NHI to its executive officers, if any, and may be deferred under certain circumstances.

Facility Management Services - NHI has engaged subsidiaries of NHC to manage its foreclosure properties for management fees equal to a weighted average of 5.2% of net revenues of the foreclosure properties, which management fees total $4,677,000, $4,600,000, and $3,256,000 for the years ended December 31, 2003, 2002 and 2001, respectively. NHI's accrued but unpaid management fees to NHC were $12,742,000 and $9,328,000 at December 31, 2003 and 2002, respectively.

Ownership of Common Stock - NHC owns 1,280,442 shares of our common stock.

Note 19. Discontinued Operations

During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility. We also sold during 2003 two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. For 2003, 2002 and 2001, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

During the year ended December 31, 2002, we sold two medical office buildings with carrying amounts totaling $7,143,000 for proceeds of $12,226,000. We recognized a $5,083,000 gain on the sale of these facilities. For 2002 and 2001, we have reclassified the operations and the net gain on the sale of these facilities as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2003	2002	2001
Revenues:
Rental income	$ --	$ 1,325	$ 1,892
Facility operating revenue	10,417	13,990	14,074
	10,417	15,315	15,966
Expenses:
Depreciation	327	840	1,126
Facility operating expenses	11,441	14,292	13,713
	11,768	15,132	14,839
Operating (loss) income	(1,351)	183	1,127
Gain on sale of assets	1,535	5,083	--
Total discontinued operations	$ 184	$ 5,266	$ 1,127

Discontinued operations per common share:
Basic	$ .01	$ .20	$ .05
Diluted	$ .01	$ .20	$ .05

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands)

Column A	Column B	Column C		Column D	Column E
Additions
	Balance-		Charged to
	Beginning	Charged to Costs	Mortgage Int.		Balance -
Description	of Period	and Expenses	Income	Deductions	End of Period

For the year ended
December 31,
2001 - Loan loss
allowance	$ 2,654	$23,450	$ ---	$ 26,104	$ ---

For the year ended
December 31,
2002 - Loan loss
allowance	$ ---	$17,500	$ ---	$17,500	$ ---

For the year ended
December 31,
2003 - Loan loss
allowance	$ ---	$ 3,500	$ ---	$ 3,500	$ ---

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired
(dollars in thousands)
Health Care Centers (2)
Alabama	$ 1	$ 95	$ 5,165	$ ---	$ ---	$ 95	$ 5,165	$ 5,260	$2,749	N/A	10/17/91

Health Care Centers (1)
Arizona	2,250	453	6,678	---	---	453	6,678	7,131	1,281	N/A	8/13/96

Health Care Centers (5)
Florida	1,493	2,540	38,726	---	---	2,540	38,726	41,266	15,294	N/A	10/17/91 & 12/31/99

Health Care Centers (1)
Georgia	---	52	865	---	---	52	865	917	653	N/A	10/17/91

Health Care Centers (1)
Idaho	---	122	2,492	---	---	122	2,492	2,614	505	N/A	8/13/96

Health Care Centers (5)
Kansas	---	354	9,437	---	---	354	9,437	9,791	1,034	N/A	8/1/01

Health Care Centers (3)
Kentucky	---	276	2,900	---	---	276	2,900	3,176	1,722	N/A	10/17/91

Health Care Centers (4)
Massachusetts	---	1,189	17,837	---	---	1,189	17,837	19,026	6,546	N/A	8/10/99

Health Care Centers (9)
Missouri	3,525	1,988	34,779	---	---	1,988	34,779	36,767	11,512	N/A	10/17/91
											&8/1/01
Health Care Centers (2)
New Jersey		1,096	11,973	---	---	1,096	11,973	13,069	357	N/A	1/1/03

Health Care Centers (3)
New Hampshire	---	1,483	21,931	---	---	1,483	21,931	23,414	8,100	N/A	8/10/99

Health Care Centers (3)
South Carolina	3,582	572	11,544	---	---	572	11,544	12,116	6,325	N/A	10/17/91

Health Care Centers (21)
Tennessee	9,213	2,110	44,254	---	---	2,110	44,254	46,364	22,315	N/A	10/17/91

Health Care Centers (6)
Texas	25,637	1,980	42,709	---	---	1,980	42,709	44,689	3,988	N/A	9/1/01

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired

Health Care Centers (1)
Virginia	2,895	176	2,510	---	---	176	2,510	2,686	1,186	N/A	10/17/91

Health Care Centers (1)
Washington	---	291	1,756	---	---	291	1,756	2,047	622	N/A	10/16/98

Acute Care Hospital (1)
Kentucky	---	540	10,163	---	---	540	10,163	10,703	2,718	N/A	6/12/92

Medical Office Building (1)
Florida	---	165	3,349	---	---	165	3,349	3,514	1,290	N/A	6/30/93

Medical Office Building (1)
Illinois	---	---	1,925	---	---	---	1,925	1,925	289	12/31/98	N/A

Medical Office Building (2)
Texas	---	631	9,678	---	---	631	9,678	10,309	2,834	1/1/95	N/A
										& 7/31/97
Assisted Living Centers (4)
Arizona	---	1,757	13,622	---	---	1,757	13,622	15,379	1,673	N/A	12/31/98
											& 3/31/99
Assisted Living Centers (5)
Florida	---	7,096	22,745	---	---	7,096	22,745	29,841	6,037	N/A	8/6/96,
											12/31/98
											& 1/1/99
Assisted Living Centers (1)
New Jersey	---	4,229	13,030	---	---	4,229	13,030	17,259	3,127	N/A	8/6/96

Assisted Living Centers(1)
North Carolina	---	216	1,957	---	---	216	1,957	2,173	162	3/12/99	6/1/02

Assisted Living Centers (1)
South Carolina	---	344	2,877	---	---	344	2,877	3,221	357	N/A	12/31/98

Assisted Living Centers (3)
Tennessee	---	873	7,062	---	---	873	7,062	7,935	856	N/A	12/31/98
											& 3/31/99
NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired

Assisted Living Centers (1)
Texas	--	2,094	9,091	---	---	2,094	9,091	11,185	2,079	N/A	8/6/96

Retirement Center (1)
Idaho	---	243	4,182	---	---	243	4,182	4,425	821	N/A	8/13/96

Retirement Center (1)
Missouri	---	353	3,171	---	---	353	3,171	3,524	1,392	N/A	10/17/91

Retirement Center (1)
New Hampshire	---	218	2,751	---	---	218	2,751	2,969	1,092	N/A	8/10/99

Retirement Centers (2)
Tennessee	---	64	5,644	---	---	64	5,644	5,708	2,022	N/A	10/17/91
	$48,596	$33,600	$366,803	$ ---	$ ---	$33,600	$366,803	$400,403	$110,938

(A) See Notes 3 and 18 of Notes to Consolidated Financial Statements.
(B) The aggregate cost for federal income tax purposes is approximately $410,513,000.
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

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	December 31
	2003	2002	2001

Investment in Real Estate:
Balance at beginning of period	$403,049	$409,483	$349,563
Additions through cash expenditures	627	3,461	1,941
Additions in exchange for rights under mortgage notes receivable	13,069	2,173	19,691
Acquisition in exchange for debt	--	--	44,688
Sale of properties for cash	(10,917)	(12,068)	--
Impairment write-downs	(5,400)	--	(6,400)
Other	(25)	--	--
Balance at end of year	$400,403	$403,049	$409,483

Accumulated Depreciation:
Balance at beginning of period	$ 98,655	$ 86,217	$ 71,559
Addition charged to costs and expenses	15,380	16,383	14,658
Sale of properties	(3,097)	(3,945)	--
Balance at end of year	$110,938	$ 98,655	$ 86,217

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2003

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loan Subject
		Final	Monthly		Original		To Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Carrying Amount	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	of Mortgages	Interest

First Mortgage Loans:
Florida	10.0%	December, 2004	$252,000	None	$29,500,000	$23,984,000	None

Williston and Gainesville, Florida (A)(C)(I)	12.05%	December, 2005	101,000	None	9,620,000	3,550,000	8,050,000

Ocoee, Florida (A)	11.7%	February, 2006	69,000	None	6,500,000	4,832,000	5,532,000

Fincastle, Hot Springs, Lebanon, Bastian,
Low Moor, Midlothian,
Virginia (A)(D)(I)	11.25%	February, 2006	227,000	None	25,000,000	17,847,000	None

Mt. Doral, Florida(A)	11.80%	August, 2006	25,000	None	2,370,000	448,000	1,948,000

Friendswood, Richmond, Sugarland,
Conroe, Beaumont, Huntsville,
Cleveland, Liberty, Houston, and
Tomball, Texas (A)(I)	5.85%	December, 2007	354,000	None	51,500,000	27,491,000	None

Kansas and Wisconsin(A)(B)	10.50%	July, 2007	91,000	None	9,500,000	4,324,000	8,324,000

Augusta and Pooler, Georgia(A)(E)(I)	9.5%	January, 2009	135,000	None	15,243,000	11,444,000	13,944,000

Tucker, GA (A)	9.5%	January, 2009	66,000	None	7,508,000	4,272,000	6,772,000

Dallas, Texas (F)(I)	12.05%	September, 2010	186,000	None	18,000,000	10,220,000	None

Atlanta, Georgia (A)	6.5%	September, 2013	22,000	None	4,169,000	1,102,000	4,102,000

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2003

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loan Subject
		Final	Monthly		Original		To Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Carrying Amount	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	of Mortgages	Interest

Five Mortgages(I)	Prime+2% -9.5%	Dec. 2004 - Dec. 2011	77,000	None	7,102,000	5,274,000	None
(under $3,000,000 each)

Five Mortgages(I)	10.00%-10.85%	June 2006 - November 2008	161,000	None	17,296,000	14,229,000	None
($3,000,000 to $5,800,000 each)

Two Mortgages(I)	9.50%-10.80%	January 2009 - July 2009	136,000	None	14,748,000	13,138,000	None
(over $5,700,000 each)
						$142,155,000

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
(B)	Balloon payment of $8,161,000 due at maturity.
(C)	Interest escalates 0.1% per year. Balloon payment of $7,067,000 due at maturity.
(D)	Interest escalates .15% per year through maturity. Balloon payment of $18,901,000 due at maturity.
(E)	Balloon payment of $12,923,000 due at maturity.
(F)	Interest escalates 0.1% per year through September 1, 2005. Thereafter the payment will be adjusted to include interest at the greater of 12.25% or the rate that five-year United States securities yield plus 4.5%.
(I)	Mortgages provide for prepayment penalties.
(1)	See Note 4 of Notes to Consolidated Financial Statements.
(2)	For tax purposes, the cost of investments is the carrying amount.
(3)	Other, non-mortgage notes receivable unrelated to real estate of $7,737,000 at December 31, 2003 are not reported on this schedule.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (continued)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	December 31
	2003	2002	2001
	(in thousands)
Reconciliation of mortgage loans
Balance at beginning of period	$176,492	$222,459	$319,009
Additions:
New mortgage loans	1,730	1,598	---
Total Additions	1,730	1,598	---

Deductions during period:
Loans written off	3,500	17,500	26,104
Collection of principal	19,498	27,827	31,701
Acquisition of property and equipment in exchange for rights under mortgage loans	13,069	2,238	19, 691
Application of notes to debt reduction	---	---	19,054
Total deductions	36,067	47,565	96,550

Balance at end of period	$142,155	$176,492	$222,459

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 33-72370 and Form S-3 No. 33-85398) of National Health Investors, Inc. of our report dated January 26, 2004, with respect to the consolidated financial statements and schedules of National Health Investors, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ERNST & YOUNG LLP

Nashville, Tennessee

March 4, 2004

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

Date: March 8, 2004

/s/ W. Andrew Adams
W. Andrew Adams
Chairman and President
Chief Executive Officer

EXHIBIT 31

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

Date: March 8, 2004

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 32

Certification of Annual Report on Form 10-K

of National Health Investors, Inc.

For The Year Ended December 31, 2003

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Annual Report on Form 10-K for National Health Investors, Inc. ("Issuer") for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Annual Report on Form 10-K of the Issuer for the annual period ended December 31, 2003.

This Certification is executed as of March 8, 2004.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Investors, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.