Form 10-Q
period 2004-03-31
NATIONAL HEALTH INVESTORS INC
filed 2004-05-10
CIK 877860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended March 31, 2004	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

27,483,325 shares of common stock were outstanding as of April 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Real estate properties:
Land	$ 33,600	$ 33,600
Buildings and improvements	366,388	366,215
Construction in progress	679	588
	400,667	400,403
Less accumulated depreciation	(114,504)	(110,938)
Real estate properties, net	286,163	289,465
Mortgage and other notes receivable, net	143,556	149,892
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage investment conduits	16,407	16,043
Cash and cash equivalents	102,212	93,687
Marketable securities	22,611	26,835
Accounts receivable	4,562	4,309
Deferred costs and other assets	8,594	6,003
Total Assets	$622,237	$624,366

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	57,304	62,100
Convertible subordinated debentures	1,210	1,351
Accounts payable and other accrued expenses	32,736	30,882
Accrued interest	1,565	3,409
Dividends payable	11,386	13,385
Deferred income	3,525	3,595
Total Liabilities	207,726	214,722

Commitments and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 10,000,000 shares authorized, 747,994
shares, issued and outstanding, stated at
liquidation preference of $25 per share	18,700	18,700
Common stock, $.01 par value; 40,000,000 shares authorized; 26,790,263
and 26,770,123 shares, respectively, issued and outstanding	267	267
Capital in excess of par value of common stock	441,319	441,178
Cumulative net income	515,856	502,421
Cumulative dividends	(575,464)	(563,681)
Unrealized gains on marketable securities	13,833	10,759
Total Stockholders' Equity	414,511	409,644
Total Liabilities and Stockholders' Equity	$622,237	$624,366

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2003 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
REVENUES:	(in thousands, except share and per share amounts)
Mortgage interest income	$ 4,851	$ 5,543
Rental income	12,213	13,357
Investment interest and other income	2,133	1,644
Facility operating revenue	20,400	19,121
	39,597	39,665
EXPENSES:
Interest	3,120	3,988
Depreciation	3,538	3,773
Amortization of loan costs	37	183
Legal expense	149	(81)
Franchise and excise tax	70	396
General and administrative	856	714
Loan and security (recoveries) losses	(1,989)	1,500
Facility operating expense	20,202	18,662
	25,983	29,135

INCOME FROM CONTINUING OPERATIONS	13,614	10,530

Discontinued Operations
Operating loss - discontinued	(179)	(342)
Gain on sale of real estate	--	1,932
	(179)	1,590

NET INCOME	13,435	12,120

DIVIDENDS TO PREFERRED STOCKHOLDERS	397	397

NET INCOME APPLICABLE TO COMMON STOCK	$13,038	$ 11,723

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$ .49	$ .38
Diluted	$ .49	$ .37

DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$ .00	$ .06
Diluted	$ (.01)	$ .06

NET INCOME PER COMMON SHARE:
Basic	$ .49	$ .44
Diluted	$ .48	$ .43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,782,468	26,688,984
Diluted	27,071,585	26,944,523

Common dividends per share declared	$ .425	$ .40

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 13,435	$ 12,120
Depreciation	3,567	3,888
Loan and security (recoveries) losses	(1,989)	1,500
Gain on sale of real estate	--	(1,932)
Amortization of loan costs	37	183
Realized gain on sale of marketable securities	(668)	--
Amortization of bond discount	(8)	(8)
Amortization of REMIC discount	(709)	--
Amortization of deferred income	(70)	(394)
Increase in accounts receivable	(253)	(1,283)
Increase in deferred costs and other assets	(2,628)	(1,642)
Increase (decrease) in accounts payable and accrued liabilities	1,854	(1,132)
Decrease in accrued interest payable	(1,844)	(3,004)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,724	8,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage notes	--	(1,681)
Collection of mortgage and other notes receivable	5,888	7,793
Disposition of mortgage notes receivable	1,750	--
Collection of real estate mortgage investment conduits	345	--
Acquisition of property and equipment, net	(265)	(239)
Disposition of property and equipment, net	---	4,045
Decrease in marketable securities, net	8,661	---
NET CASH PROVIDED BY INVESTING ACTIVITIES	16,379	9,918

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	--	6,215
Principal payments on debt	(4,796)	(1,372)
Redemption of subordinated convertible debentures	--	(39,917)
Dividends paid to shareholders	(13,782)	(9,737)
NET CASH USED IN FINANCING ACTIVITIES	(18,578)	(44,811)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,525	(26,597)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,687	43,062
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,212	$ 16,465

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
	2004	2003
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 3,779	$ 5,181

During the three months ended March 31, 2004 and 2003, $141,000 and
$145,000 of Senior Subordinated Convertible Debentures were con-
verted into 20,140 and 20,710 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (141)	$ (145)
Financing costs	--	1
Accrued interest	--	(2)
Common stock	--	--
Capital in excess of par	141	146

During the three months ended March 31, 2003, NHI acquired
property in exchange for its rights under mortgage notes receivable:
Mortgage notes receivable	$ --	$ 13,069
Land	--	(1,096)
Buildings and improvements	--	(11,973)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
( in thousands, except share and per share amounts)

	Cumulative Convertible							Unrealized	Total
	Preferred Stock				Capital in			Gains	Stock-
	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(losses) on	holders'
	at $25 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/03	747,994	$18,700	26,770,123	$267	$441,178	$502,421	$(563,681)	$ 10,759	$409,644
Net income	---	---	---	---	---	13,435	---	---	13,435
Unrealized gains on securities	---	---	---	---	---	---	---	3,074	3,074
Total Comprehensive Income									16,509
Shares issued in conversion of convertible
debentures to common stock	---	---	20,140	--	141	---	---	---	141
Dividends to common stockholders	---	---	---	---	---	---	(11,386)	---	(11,386)
Dividends to preferred stockholders	---	---	---	---	---	---	(397)	---	(397)
BALANCE AT 3/31/04	747,994	$18,700	26,790,263	$267	$441,319	$515,856	$(575,464)	$ 13,833	$414,511

BALANCE AT 12/31/02	747,994	$18,700	26,682,994	$266	$440,360	$458,613	$(516,632)	$ (878)	$400,429
Net income	---	---	---	---	---	12,120	---	---	12,120
Unrealized losses on securities	---	---	---	---	---	---	---	(296)	(296)
Total Comprehensive Income									11,824
Shares issued in conversion of convertible
debentures to common stock	---	---	20,710	---	146	---	---	---	146
Dividends to common stockholders	---	---	---	---	---	---	(10,682)	---	(10,682)
Dividends to preferred stockholders	---	---	---	---	---	---	(397)	---	(397)
BALANCE AT 3/31/03	747,994	$18,700	26,703,704	$266	$440,506	$470,733	$(527,711)	$ (1,174)	$401,320

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

Note 1. SIGNIFICANT ACCOUNTING POLICIES:

We, the management of National Health Investors, Inc., believe that the unaudited financial statements to which these notes are attached include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2003 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. Our audited December 31, 2003 financial statements are available at our web site: www.nhinvestors.com.

Note 2. NEW ACCOUNTING PRONOUNCEMENTS:

New Accounting Pronouncements - In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing the measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 also broadens the scope of defining discontinued operations. NHI adopted SFAS 144 on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its consolidated statements of income, the revenues and expenses of one medical office building that NHI sold during the first quarter of 2003, two nursing facilities sold and one nursing facility designated for sale during the third quarter of 2003 and the related gains or losses on the sales.

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

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was generally effective for NHI July 1, 2003. The adoption of SFAS 150 has not had a material effect on NHI's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through March 31, 2004, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. FIN 46, as revised by the FASB, generally requires that variable interest entities must be consolidated by their primary beneficiary effective March 31, 2004. The Company adopted FIN 46 at March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company has two first mortgage loans with two variable interest entities (total outstanding balances of $11,122,000 at March 31, 2004) that operate three skilled nursing facilities. However, the Company is not the primary beneficiary of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the outstanding balance of the first mortgage notes receivable.

Note 3. STOCK OPTION PLAN

NHI has stock option plans that provide for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. Options to purchase 115,000 shares vested immediately upon grant and may be exercised at any time prior to expiration. Options to purchase 142,500 shares vest approximately six years after grant and may be exercised during a 30 day vesting period prior to expiration. The term of the options is five years (115,000 shares) or six years (142,500 shares). The following table summarizes option activity:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding December 31, 2001	340,074	$23.460
Options granted	45,000	14.720
Options expired	105,074	36.000
Options exercised	45,000	11.600
Outstanding December 31, 2002	235,000	18.440
Options granted	90,000	15.733
Options expired	32,500	37.923
Options exercised	35,000	12.910
Outstanding March 31, 2004 and December 31, 2003	257,500	15.789

Exercisable March 31, 2004 and December 31, 2003	115,000	$17.386

Exercise prices on the exercisable options range from $10.125 to $24.25. The weighted average remaining contractual life of options outstanding at March 31, 2004 is 2.07 years. NHI's Board of Directors has authorized an additional 493,300 shares of common stock that may be issued under the stock option plans.

Note 4. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by leased facilities and operating facilities:

(Dollars in thousands)

	March 31, 2004			December 31, 2003
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 29,250	$ 4,350	$ 33,600	$ 29,250	$ 4,350	$ 33,600
Buildings and improvements	301,347	65,041	366,388	301,347	64,868	366,215
Construction in progress	33	646	679	33	555	588
	330,630	70,037	400,667	330,630	69,773	400,403
Less accumulated depreciation	(94,876)	(19,628)	(114,504)	(92,389)	(18,549)	(110,938)
Real estate properties, net	$235,754	$ 50,409	$286,163	$238,241	$ 51,224	$289,465

Foreclosure and Other Troubled Real Estate Properties

We are treating or have previously treated the Washington State, New England, Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. During the third quarter of 2003, the Park Ridge Care Center and Park West Care Center were sold for proceeds of $5,200,000. The resulting loss of $397,000 on the sale was reflected in the discontinued operations caption of the December 31, 2003 consolidated statements of income. Management believes that the carrying amount of the fourth remaining property at March 31, 2004 of $1,396,000 is realizable. The fourth remaining facility has been designated as "held for sale", consistent with the provisions of SFAS 144. The facility was closed on March 19, 2004. The results of operations of this facility have been included in discontinued operations for all periods presented. The carrying value of the property is included in real estate properties in the accompanying condensed consolidated balance sheets.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. During 2001, we sold the properties to a not-for-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. No deposits have been received to date. Management believes that the carrying amount of these properties at March 31, 2004 of $28,946,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded, through foreclosure, possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC has been engaged to manage these facilities. During 2001, prior to the foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at March 31, 2004 of $20,072,000 is realizable.

Alterra Properties - In March 2001, Alterra defaulted on its rent payment for eleven properties and NHI immediately terminated the leases and arranged for new lessees. We have filed suit for damages against Alterra. On January 22, 2003, Alterra filed bankruptcy. As a result, damages against Alterra will be subject to the bankruptcy process. The new lessees took possession of the centers during the late spring and summer of 2001. Under the terms of the new leases, we experienced reduced rental income in 2001 and 2002. Lease income for the three months ended March 31, 2004, and 2003 was $750,000 and $900,000 respectively. Furthermore, in the third quarter of 2003, we recognized as income $1,195,000 of cash that was received previously but which had been subject to dispute. Based on the rental payments received and expected to be received, and our impairment analyses, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at March 31, 2004 of $31,674,000 is realizable.

Integrated Health Services, Inc. ("IHS") - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the six Texas health care centers to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service non-recourse debt owed to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current. We believe that the carrying amount of our net investment in these properties of approximately $19,052,000 at March 31, 2004 is realizable.

Manor House of Charlotte - In June 2002, the owner and corporate guarantor surrendered possession, provided a deed in lieu of foreclosure to us, made tax payments current, paid $1,016,000 toward the debt and deeded to us an unimproved parcel of land in another state. As a result, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosed real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we experienced reduced revenue in periods subsequent to 2001. We believe the carrying amount of our net investment in this property at March 31, 2004 of $1,995,000 is realizable.

Two New Jersey Centers - During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors and owners of these two New Jersey facilities. In January, 2003, NHI received these properties through foreclosure and immediately leased the facilities to a new operator, Royal Holding, LLC, who brought past due property taxes current and agreed to monthly lease payments. The lease includes monthly rent of $155,000, with provisions for increases in later periods through 2016 and provides the lessee with a purchase option during the term of the lease at amounts which decrease over time. Presently, NHI has not begun to recognize rental income from these properties on a straight-line basis due to concerns about collectibility of the future increases. Lease income of $585,000 and $765,000 was recognized on the property for the three months ended March 31, 2004 and 2003, respectively. We believe that the carrying amount of our net investment in this property at March 31, 2004 of $12,623,000 is realizable.

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

Based on rental payments received and expected to be received, and our impairment analysis, we recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. The impairment was necessitated by the financial condition of the new lessee, the physical condition of the facility and significant market competition. Lease income of $565,000 and $1,249,000 was recognized on these four facilities for the three months ended March 31, 2004 and 2003, respectively. We believe that the carrying amount of these properties at March 31, 2004 of $38,482,000 is realizable.

Note 5. MORTGAGE AND OTHER NOTES RECEIVABLE:

Note Receivable from National Health Realty, Inc.

Effective December 31, 2002, in exchange for an equal amount of cash, National Health Realty, Inc. ("NHR") transferred to us three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding of $15,672,000. The transfer agreement with NHR included provisions that, beginning January 2, 2004, allowed us to put to NHR the transferred notes at any time, with 60 days notice, at a price equal to the outstanding principal and interest balance or require NHR to make debt service payments if not made by the debtors. The agreement also provided that NHR could repurchase after July 1, 2003, the notes from us at a price equal to the then outstanding principal and interest balance. Consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), we accounted for the transfer of the notes receivable from NHR as a loan to NHR rather than as a purchase of the notes. As a result, we recognized notes receivable from NHR on our consolidated balance sheet of December 31, 2002 and recognized interest income from NHR during 2003. NHR repurchased the notes in December 2003 at the outstanding principal balance of $14,922,000 plus accrued interest, thereby eliminating our note receivable from NHR. NHR is another REIT to which NHC provides advisory services. NHR owns 225,000 shares of our common stock.

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

On January 7, 2003, NHI received the projects through foreclosure and then sold the facilities to an unrelated not-for-profit entity, HSM of Texas, providing seller financing. NHI accounts for the sale of the properties using the installment method, consistent with the provisions of SFAS 66. The new borrower has made monthly principal and interest payments during 2003. The new loan with HSM of Texas bears interest at 5.85%, is payable at $354,000 monthly and matures in December 2007. The outstanding balance at March 31, 2004 is $27,150,000, which we believe is realizable. The average recorded investment in the loan was $27,320,000 and $30,988,000 for the three months ended March 31, 2004 and 2003, respectively. The related amount of interest income recognized on the loan was $720,000 and $679,000 for the three months ended March 31, 2004 and 2003, respectively.

Borrower Bankruptcy and Other Non-Performing Loans

American Medical Associates, Inc. ("AMA") - Two first mortgage loans totaling $13,646,000 to AMA are secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, are cross-collateralized and cross-defaulted. The borrower filed for bankruptcy protection in January 2003. In January, 2004, we assigned our right to credit bid our mortgage to a third party who purchased the facilities in February, 2004. NHI anticipates that it will provide the new purchaser with financing at such time as the purchaser takes title from the state. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,200,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $8,382,000 at March 31, 2004 is supported by the value of the collateral. The average recorded investment in the AMA loan was $8,382,000 for the three months ended March 31, 2004 and 2003. We have recognized no interest income on the loan for the three months ended March 31, 2004 and 2003. Ashton Woods - At March 31, 2004, we hold 75%, or $4,129,000, of a $5,506,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Ashton Woods Healthcare, Inc. Note A under the loan is in the amount of $4,250,000, amortizing over 25 years at 6.5% per annum and due in September, 2013. Note B is an interest free note in the amount of $1,256,000, is payable and of excess cash flow of the facility and if not repaid by September, 2013, is forgiven in full. Management believes that the remaining carrying amount of $1,089,000 at March 31, 2003 is supported by the value of the collateral. The average recorded investment in the Ashton Woods loan was $1,096,000 and $1,120,000 for the three months ended March 31, 2004 and 2003, respectively. The related amount of interest income recognized on the loan was $52,000 and $108,000 for the three months ended March 31, 2004 and 2003, respectively.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximate $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by Rainmakers, LLC who operates long-term care facilities in Kansas, Missouri and Wisconsin. Payments to NHI are past due and the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002 and an additional writedown of $2,000,000 during 2003. Management believes that the remaining carrying value amount of $4,324,000 at March 31, 2004 is supported by the value of the collateral. The average recorded investment in the Midwest loan was $4,324,000 and $6,586,000 for the three months ended March 31, 2004 and 2003, respectively. The related amount of interest income recognized on the loan was $-0- and $247,000 for the three months ended March 31, 2004 and 2003, respectively.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by five properties which are operated by Allgood. The loans have an outstanding balance of approximately $21,716,000, before writedown. Both of these loans were guaranteed by the two separate estates of the principals of the operator. As a result of the payment and technical defaults, the loans have been declared in default and the principal amount due has been accelerated. In January 2003, the borrowers filed for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in 2002. During the third quarter of 2003, NHI received a $1,000,000 payment from the estate of one of the owners of Allgood. This estate was released from further liability. Based on management's updated analysis of the future expected cash flows of this note, this payment was applied to reduce the principal balance outstanding. Management believes that the remaining carrying amount of $15,716,000 at March 31, 2004 is supported by the value of the collateral. The average recorded investment in the Allgood loans were $15,716,000, and $16,614,000 for the three months ended March 31, 2004 and 2003, respectively. Beginning in January, 2004, the borrower voluntarily began making monthly payments of $86,700. The related amount of interest income recognized on the loans was $260,000, and $-0-for the three months ended March 31, 2004 and 2003, respectively.

Somerset on Lake Saunders - This facility has suffered from poor occupancy and other operational issues. Management's analysis of the future cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value during the first quarter of 2003. This loan was sold in January 2004 for cash proceeds of $1,750,000 resulting in a gain of $1,302,000, which is included in loan recoveries.

Note 6. INVESTMENTS IN MARKETABLE SECURITIES:

Our investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.

During the three months ended March 31, 2004 and 2003, we received and recognized $1,131,000 and $1,124,000, respectively, of dividend and interest income from our marketable securities. Such income is included in investment interest and other income in the consolidated statements of income.

Proceeds from the sale of investments in marketable securities during the three months ended March 31, 2004 was $8,661,000. Gross investment gains of $1,355,000 were realized on these sales during the three months ended March 31, 2004, $687,000 of which is included in security recoveries and $668,000 of which is included in investment interest and other income in the consolidated statements of income.

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

During 2002, in order to protect our status as a REIT, we sold a portion of our investments in ALC convertible debentures to an employee of our investment advisor, NHC. Proceeds included a note receivable of $5,818,000 after a cash payment of $650,000 received in 2001. No gain or loss was realized on this sale during 2002. Our collateral on the note consists of the underlying securities. As a result, the note receivable is subject to a risk of accounting loss if the underlying value of the collateral declines below the carrying value of the note receivable. The note is a non-recourse promissory note which bears interest at a variable rate (LIBOR plus .5% at December 31, 2003) and provides for periodic escalation of the rate. The note matures June 30, 2012, and has a balance of $4,593,000 at December 31, 2003, after payments of $1,225,000 during 2003. The note was collected in the three months ended March 31, 2004 for proceeds of $4,593,000.

The carrying value but not the face amount of the ALC debentures owned by us was reduced by $72,000 and $659,000 related to a securities litigation settlement during 2003 and 2002, respectively. ALC debentures with a face amount of $126,000 and a carrying value of $114,000 were called by ALC in May 2003. ALC debentures with a face amount of $406,000 and carrying value of $372,000 were called by ALC in October 2002. The remaining ALC debentures with a face amount of $4,655,000 and a carrying value of $4,013,000 were called during the three months ended March 31, 2004 for proceeds of $4,700,000 resulting in a gain of $687,000 which is included in security recoveries discussed above.

Eldertrust Common Stock - During the three months ended March 31, 2004, 316,900 shares of Eldertrust common stock with a carrying amount of $3,293,000 were called for $12.50 cash per share resulting in cash proceeds of $3,961,000 and a gain of $668,000, which is included in investment interest and other income discussed above.

LTC Properties, Inc. Common Stock - During 1998 and 1999, NHI purchased 774,800 shares of LTC common stock for $10,762,000. As a result of an other than temporary impairment in value of its investment and in accordance with the provision of SFAS 115, NHI recognized a $5,555,000 realized loss on this investment during the year ended December 31, 2002. NHI believes that the carrying value of this investment of $14,032,000 at March 31, 2004 is realizable.

Note 7: DEBT AND RELATED GUARANTEES

NHI had certain letters of credit of $10,835,000 that matured during 2001. As a result, NHI purchased at face value all of the outstanding first mortgage tax exempt bonds that were secured by the letters of credit. In regard to its investment in and liability under these first mortgage bonds, NHI has a legal right of offset. Therefore, the first mortgage bonds purchased, having a balance of $460,000 at March 31, 2004 and December 31, 2003, offset NHI's debt obligations in the consolidated balance sheet. Mortgage bonds with a principal balance of $9,110,000 were remarketed during 2003 at no gain or loss.

1997 Debentures - On January 29, 1997, NHI issued $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. We redeemed the remaining $39,917,000 of these 1997 debentures during the quarter ended March 31, 2003.

Note 8. COMMITMENTS, CONTINGENCIES AND GUARANTEES:

At March 31, 2004, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term health care center and one assisted living facility, at rates ranging from 10.0% to 10.5%.

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

Contingency related to damaged property

One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The building has been closed to patient care while NHI and NHC assess damages. NHC is NHI's largest lessee, operating 39 of NHI's 166 properties.

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

A provision of the lease allows that if substantial damage occurs during the lease term, NHC may terminate the lease with respect to the damaged property. If the lease is so terminated, NHC will have no obligation to repair the property and NHI will receive the entire insurance proceeds related to the building damage. NHC is obligated to continue to indemnify and hold harmless NHI from any and all demands arising from the use of the property. NHI retains the right to license the beds under any lease termination. NHI has been named as a defendant in eight lawsuits filed by patients and/or representatives of patients arising out of the fire. One of these cases has been dismissed. These cases have been consolidated with all other lawsuits arising out of the fire in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing. NHI plans to vigorously defend against the allegations in these lawsuits. As of March 31, 2004, management believes it is too early to make any assessment of any potential liability or cost to NHI.

At March 31, 2004, NHI has not accrued any liability for this contingent matter but will continue to closely monitor the situation. There can be no assurance that claims will not exceed the limits of the insurance coverage or that additional claims will not be asserted against NHI. NHI's potential liability from this incident or NHC's ability to meet any indemnification obligation to NHI cannot be determined at this time. If NHC were unable to meet its obligations to NHI either as to indemnification, if required, or as to the payment of rent, it may have a material adverse impact on our financial position, results of operations and cash flows.

Note 9. EARNINGS PER COMMON SHARE:

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Net income is reduced by dividends to holders of cumulative convertible preferred stock.

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

	Three Months Ended
	March 31
	2004	2003
BASIC:
Weighted average common shares	26,782,468	26,688,984

Income from continuing operations	$13,614,000	$10,530,000
Dividends paid to preferred stockholders	(397,000)	(397,000)
Income from continuing operations available to
common stockholders	13,217,000	10,133,000
Discontinued operations	(179,000)	1,590,000

Net income available to common stockholders	$13,038,000	$11,723,000

Income from continuing operations per
common share	$ .49	$ .38
Discontinued operations per common share	---	.06
Net income per common share	$ .49	$ .44

DILUTED:
Weighted average common shares	26,782,468	26,688,984
Stock options	108,465	16,390
Convertible subordinated debentures	180,652	239,149
Average common shares outstanding	27,071,585	26,944,523

Income from continuing operations	13,614,000	10,530,000
Dividends paid to preferred stockholders	(397,000)	(397,000)
Interest on convertible subordinated debentures	32,000	38,000
Income from continuing operations available to
common stockholders	$13,249,000	$10,171,000
Discontinued operations	(179,000)	1,590,000
Net income available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$13,070,000	$11,761,000

Income from continuing operations per
common share	$ .49	$ .37

Discontinued operations per common share	(.01)	.06
Net income per common share	$ .48	$ .43

Incremental Shares Excluded Since Anti-dilutive:
Convertible subordinated debentures	---	968,513
8.5% Preferred Stock	676,918	676,918
Stock options	---	60,000

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 10. DISCONTINUED OPERATIONS

During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility. We also sold during 2003 two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. For 2004 and 2003 we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

(in thousands, except per share amounts)

	Three Months Ended
	March 31
	2004	2003

Revenues:
Facility operating revenue	$ 671	$3,499

Expenses:
Depreciation	29	115
Facility operating expenses	821	3,726
	850	3,841
Operating Loss	(179)	(342)
Gain on sale of assets	--	1,932
Total Discontinued Operations	$(179)	$1,590

Discontinued operations per common share:
Basic	$ --	$ .06
Diluted	$ (.01)	$ .06

Note 11. SUBSEQUENT EVENTS

Sale of Facility - A nursing facility in Dawson Springs, Kentucky with a carrying value of approximately $158,000 was sold on April 1, 2004 for approximately $2,100,000 consisting of $1,600,000 cash and a second mortgage note of approximately $500,000. Annual rental income on the facility was approximately $142,000.

Preferred Stock Conversion - On April 30, 2004, 100% of NHI's 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000, was called for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of March 31, 2004, we had interests in real estate owned, and investments in mortgages, real estate mortgage investment conduits ("REMICs"), preferred stock and marketable securities resulting in total invested assets of $506,869,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

As of March 31, 2004, we were diversified with investments in 166 health care facilities located in 20 states consisting of 121 long-term care facilities, one acute care hospital, four medical office buildings, 17 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $143,556,000 aggregate principal amount of loans to 16 borrowers, $286,163,000 of purchase leaseback transactions with 12 lessees and $16,407,000 invested in REMIC pass through certificates backed by first mortgage loans to ten operators. Of these 166 facilities, 18 were acquired through foreclosure and are owned and operated by us and 39 are leased to National HealthCare Corporation ("NHC"). The 18 owned and operated facilities are managed by subsidiaries of NHC. NHC is our investment advisor. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 11.6% of total invested assets on March 31, 2004.

At March 31, 2004, 31.5% of the total invested assets of the health care facilities were operated by public operators, 63.8% by regional operators, and 4.7% by small operators.

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

We also focused on lowering our debt. Our debt to capitalization ratio on March 31, 2004 was 27.7%, the lowest level in our 12 year history. Our liquidity is also strong. Our cash and marketable securities totaled 78.7% of total debt outstanding at March 31, 2004.

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

Our significant accounting policies and the associated estimates, judgments and the issues which impact these estimates are as follows:

1) Valuations and impairments to our investments - Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement were imposed effective October 1, 2002 followed by only modest improvements implemented for the fiscal year beginning October 1, 2003. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing for our lessees and mortgagees. Based on events occurring during each of the last two years, we determined that impairment of certain of our investments had occurred.

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

Liquidity and Capital Resources

Sources and Uses of Funds

We have generated net cash from operating activities during the first three months of 2004 totaling $10,724,000, an increase of $2,428,000 compared to $8,296,000 in the prior period. The primary reason for this quarter's change was due to an increase in net income offset partially by loan and security recoveries and a net gain on sale of marketable securities. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for investment losses, and working capital changes.

Net cash provided by investing activities during the first three months of 2004 totaled $16,379,000 compared to $9,918,000 in the prior period. Cash flows provided from investing activities during the first three months of 2004 included collections on mortgage and other notes receivable of $7,638,000 compared to $7,793,000 for the prior period. Collections on real estate mortgage investment conduits provided $345,000 during the first three months of 2004. Marketable securities were sold and converted to cash of $8,661,000 during the first three months of 2004. Disposition of property and equipment provided $4,045,000 of cash proceeds for the first three months of 2003.

Cash flows used in investing activities during the first three months of 2004 included investments in real estate properties of $265,000. Cash flows used in investing activities in the prior period included investments in real estate properties of $239,000 and in mortgage notes receivable of $1,681,000. During 2003 we concentrated our efforts in monitoring and improving our existing properties. We expect during 2004 to begin making some new investments from our own available cash flows.

Net cash used in financing activities during the first three months of 2004 totaled $18,578,000 compared to $44,811,000 in the prior period. Cash flows used in financing activities for the first three months of 2004 included principal payments on debt of $4,796,000 and dividends paid to stockholders of $13,782,000. This compares to prior period activity of principal payments on debt of $1,372,000, payments of convertible debentures of $39,917,000 and dividends paid to stockholders of $9,737,000.

Cash flows provided by financing activities during the first three months of 2003 included $6,215,000 from debt proceeds related to first mortgage tax exempt bonds owned which were sold and no longer offset the respective debt.

Contractual Obligations and Contingent Liabilities

As of March 31, 2004, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations
(in thousands)	2004	2005-2006	2007-2008	Thereafter	Total
Debt	$ 1,683	$12,425	$134,444	$8,752	$157,304
Convertible debentures	---	1,210	---	---	1,210
Construction loan commitments	---	739	---	---	739
Management fees to NHC	13,207	---	---	---	13,207
	$14,890	$14,374	$134,444	$8,752	$172,460

We have guaranteed additional debt obligations totaling approximately $229,000 which are not included in the table above because we do not expect to fund these commitments.

Interest expense has not been included in the above table due to the difficulty in projecting variable rate interest. In the first three months of 2004, our cash payments for interest were $3,779,000.

Liquidity

At the end of the first three months of 2004, our liquidity is strong, with cash and marketable securities totaling approximately 78.7% of total debt outstanding. Further, our debt to book capitalization ratio declined to 27.7%, the lowest level in our 12 year history.

Historically, NHI has faced significant liquidity demands resulting from principal repayments required by our senior secured bank credit facility and convertible debentures during 2001, 2002 and 2004. These maturities have been addressed in 2003 and prior periods.

In order to address the maturity of $37,800,000 of subordinated convertible debentures that matured on January 2, 2001, we issued $20,000,000 of senior subordinated convertible debentures on December 29, 2000, a portion of the proceeds of which, along with cash from operations, were used to retire that indebtedness. By March 31, 2004 only $1,210,000 of these senior subordinated debentures remained outstanding, the balance having converted into common stock.

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

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ended December 31, 2003 and thereafter. NHI declared a dividend of 42.5 cents per common share to shareholders of record on March 31, 2004 payable on May 10, 2004.

Commitments

At March 31, 2004, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, and one assisted living facility, at rates ranging from 10.0% to 10.5%.

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

Debt and Related Guarantees and Contingencies

As a result of certain agreements entered into with NHC during the fourth quarter of 2001, NHI is not subject to cross-default provisions with other debt of NHC, NHR and National Health Corporation.

See also contingency related to damaged property in Note 8 of Notes to Condensed Consolidated Financial Statements.

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

Of our $286,163,000 net investment in real estate properties at March 31, 2004, approximately $154,240,000 have been identified as impaired investments. Impaired properties include properties which we operate and which are identified as foreclosure properties for federal income tax purposes.

Of our $143,556,000 total net investment in mortgage and other notes receivable at March 31, 2004, approximately $56,661,000 of receivables have been involved in borrower bankruptcies or have otherwise been identified as non-performing loans.

The following table summarizes our writedowns and recoveries for the three months ended March 31, 2004 and 2003 which are based upon the provisions of SFAS 114 and SFAS 144:

Writedowns (Recoveries)	Three Months Ended
	March 31
(in thousands)	2004	2003
Real estate	$ ---	$ ---
Mortgages	(1,302)	1,500
	$ (1,302)	$1,500

See Notes 4 and 5 to the financial statements for details of the properties identified as impaired real estate investments and non-performing loans.

We believe that the carrying amounts of our real estate properties and notes receivable, including those identified as impaired or non-performing, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Security Losses (Recoveries)

The following table summarizes our security writedowns and recoveries for the three months ended March 31, 2004 and 2003 which are based on the provisions of SFAS 115:

Writedowns (Recoveries)	Three Months Ended
	March 31
(in thousands)	2004	2003
Securities	$(687)	$ ---

We believe that the carrying amounts of our investments in securities are realizable. However, future events could require us to make significant adjustments to our carrying amounts ($22,611,000 at March 31, 2004).

Investment in REMICs

We have purchased participating interests in two separate real estate mortgage investment conduits ("REMIC") totaling $16,407,000 as of March 31, 2004. Some of the underlying properties included in the REMICs have experienced financial pressures similar to those described in the previous section, including bankruptcy. We evaluate the carrying amounts of the REMICs quarterly based on actual cash payments received and revised cash flow projections that reflect updated assumptions about collectibility, interest rates and prepayment rates.

During the first quarter of 2004, we collected $345,000 on one of the REMICs. The remainder of that REMIC ($10,061,000 at March 31, 2004) matures December 31, 2004. The second REMIC ($6,346,000 carrying value less a repayment obligation of $3,006,000 at March 31, 2004) is expected to be collected in 2005.

We believe that the carrying amounts of our REMIC investments are realizable. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net income for the three months ended March 31, 2004 is $13,435,000 versus net income of $12,120,000 for the same period in 2003, an increase of 10.8%. Diluted earnings per common share increased 5 cents or 11.6% to 48 cents in the 2004 period from 43 cents in the 2003 period.

Total revenues for three months ended March 31, 2004 decreased $68,000 or .2% to $39,597,000 from $39,665,000 for the three months ended March 31, 2003. Revenues from mortgage interest income decreased $692,000, or 12.5%, when compared to the same period in 2003. Revenues from rental income decreased $1,144,000, or 8.6% in 2004 as compared to 2003. Revenues from investment interest and other income increased $489,000 or 29.7% compared to 2003. Facility operating revenue increased $1,279,000 or 6.7% in 2004 compared to 2003.

The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of collection of and foreclosure on mortgage loans. Of the $692,000 decrease, $323,000 is related to previous mortgage payoffs and $340,000 is related to the repurchase of the National Health Realty, Inc. note by NHR in December 2003. This is partially offset by a $192,000 increase in income from REMICs.

The decrease in rental income in 2004 resulted primarily from termination of leases in July 2003 with Marriott International on four Brighton Gardens assisted living facilities offset partially by $565,000 of rental income from the four new lessees in 2004.

The change in investment income for the three months ended March 31, 2004 includes a gain of $668,000 on the call of Eldertrust common stock for cash.

The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the three months ended March 31, 2004.

Total expenses for the three months ended March 31, 2004 decreased $3,152,000 or 10.8% to $25,983,000 from $29,135,000 for 2003. Interest expense decreased $868,000 or 21.8% in 2004 as compared to 2003. Facility operating expense increased by $1,540,000 or 8.3% in 2004 compared to 2003. Loan recoveries were $1,302,000 and security recoveries were $687,000 in 2004. There was $1,500,000 of loan losses in 2003, attributable to non-performing loans.

Interest expense for the three months ended March 31, 2004 decreased primarily due to the March, 2003 payment of convertible debentures in the amount of $39,917,000, conversion of debentures of $361,000 and payment of debt of $4,796,000

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above.

During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility and sold two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. For the three months ended March 31, 2004 and 2003, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

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

The following table reconciles net income to funds from operations:

	Three Months Ended
	March 31
	2004	2003
(in thousands, except share and per share amounts)
Net Income	$13,435	$12,120
Dividends to preferred stockholders	(397)	(397)
Net income applicable to common stockholders	13,038	11,723
Adjustments:
Real estate depreciation	2,972	3,093
Other Items:
Discontinued operations:
Operating loss - discontinued	179	342
Gain on sale of real estate	---	(1,932)
Dividends to preferred stockholders, if dilutive	397	--
Basic funds from operations applicable
to common stockholders	16,586	13,226
Interest on convertible subordinated debentures	32	38

Diluted funds from operations applicable
to common stockholders	$16,618	$13,264

Basic funds from operations per share	$ .62	$ .50
Diluted funds from operations per share	$ .60	$ .49

Shares for basic funds from operations per share	26,782,468	26,688,984
Shares for diluted funds from operations per share	27,748,503	26,944,523

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

New Accounting Pronouncements

New Accounting Pronouncements - In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing the measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 also broadens the scope of defining discontinued operations. NHI adopted SFAS 144 on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its consolidated statements of income, the revenues and expenses of one medical office building that NHI sold during the first quarter of 2003, two nursing facilities sold and one nursing facility designated for sale during the third quarter of 2003 and the related gains or losses on the sales.

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

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was generally effective for NHI July 1, 2003. The adoption of SFAS 150 has not had a material effect on NHI's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through March 31, 2004, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. FIN 46, as revised by the FASB, generally requires that variable interest entities must be consolidated by their primary beneficiary effective March 31, 2004. The Company adopted FIN 46 at March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company has two first mortgage loans with two variable interest entities (total outstanding balances of $11,122,000 at March 31, 2004) that operate three skilled nursing facilities. However, the Company is not the primary beneficiary of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the outstanding balance of the first mortgage notes receivable.

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

See the notes to the Annual Financial Statement, and "Item 1. Business" as is found in our 2003 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

As of March 31, 2004, $125,756,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments. The remaining $32,758,000 of our debt and $1,210,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $25,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $25,000.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $2,311,000 change in the fair value of our investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of our subordinated convertible debentures would result in a related $532,000 change in the fair value of the debenture instruments.

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to March 31, 2004.

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
906 Certification of W. Andrew Adams and Donald K. Daniel

(b)        Reports on Form 8-K

Form 8-K filed March 11, 2004 regarding announcement of first quarter preferred dividend.

Form 8-K filed March 12, 2003 regarding announcement of first quarter common dividend.

Form 8-K filed March 29, 2004 regarding redemption of NHI's 8.5% cumulative convertible preferred stock.

Form 8-K filed May 6, 2004 regarding first quarter earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date May 10, 2004	/s/ W. Andrew Adams .
W. Andrew Adams
Chief Executive Officer

Date May 10, 2004	/s/ Donald K. Daniel
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

Date: May 10, 2004

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

Date: May 10, 2004

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National Health Investors, Inc.

For The Quarter Ended March 31, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Investors, Inc. ("Issuer") for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended March 31, 2004.

This Certification is executed as of May 10, 2004.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Investors, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.