Form 10-Q
period 2004-06-30
NATIONAL HEALTH INVESTORS INC
filed 2004-08-09
CIK 877860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended June 30, 2004	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

27,489,036 shares of common stock were outstanding as of July 31, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Real estate properties:
Land	$ 33,265	$ 33,600
Buildings and improvements	364,717	366,215
Construction in progress	426	588
	398,408	400,403
Less accumulated depreciation	(116,731)	(110,938)
Real estate properties, net	281,677	289,465
Mortgage and other notes receivable, net	143,019	149,892
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage investment conduits	-	16,043
Cash and cash equivalents	124,776	93,687
Marketable securities	20,639	26,835
Accounts receivable	3,481	4,309
Deferred costs and other assets	7,236	6,003
Total Assets	$618,960	$624,366

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	56,608	62,100
Convertible subordinated debentures	1,185	1,351
Accounts payable and other accrued expenses	28,799	30,882
Accrued interest	3,391	3,409
Dividends payable	11,682	13,385
Deferred income	3,422	3,595
Total Liabilities	205,087	214,722

Commitments and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 10,000,000 shares authorized, 747,994
shares, issued and outstanding at December 31, 2003, stated at
liquidation preference of $25 per share	-	18,700
Common stock, $.01 par value; 40,000,000 shares authorized; 27,486,894
and 26,770,123 shares, respectively, issued and outstanding	274	267
Capital in excess of par value of common stock	460,350	441,178
Cumulative net income	527,817	502,421
Cumulative dividends	(587,263)	(563,681)
Unrealized gains on marketable securities, net	12,695	10,759
Total Stockholders' Equity	413,873	409,644
Total Liabilities and Stockholders' Equity	$618,960	$624,366

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements. The interim condensed balance sheet at December 31, 2003 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
REVENUES:	(in thousands, except share amounts)
Mortgage interest income	$ 4,818	$ 4,705	$ 9,669	$10,248
Rental income	12,300	13,044	24,479	26,366
Facility operating revenue	20,769	19,833	41,169	38,954
	37,887	37,582	75,317	75,568
EXPENSES:
Interest	3,083	3,176	6,203	7,164
Depreciation	3,481	3,743	7,016	7,513
Amortization of loan costs	37	40	74	223
Legal expense	769	265	918	184
Franchise and excise tax	66	67	136	463
General and administrative	1,064	720	1,920	1,434
Loan, REMIC, and security (recoveries) losses, net	1,093	---	(896)	1,500
Facility operating expense	20,080	19,498	40,282	38,160
	29,673	27,509	55,653	56,641

INCOME BEFORE NON-OPERATING INCOME	8,214	10,073	19,664	18,927
Non-operating income (investment interest and other)	2,794	1,157	4,927	2,801
INCOME FROM CONTINUING OPERATIONS	11,008	11,230	24,591	21,728

Discontinued Operations
Operating loss - discontinued	(299)	(414)	(447)	(724)
Gain on sale of real estate	1,252	---	1,252	1,932
	953	(414)	805	1,208

NET INCOME	11,961	10,816	25,396	22,936

DIVIDENDS TO PREFERRED STOCKHOLDERS	117	398	514	795

NET INCOME APPLICABLE TO COMMON STOCK	$11,844	$10,418	$24,882	$22,141

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$ .40	$ .41	$ .89	$ .78
Diluted	$ .40	$ .40	$ .88	$ .78

DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$ .03	$ (.02)	$ .03	$ .05
Diluted	$ .03	$ (.01)	$ .03	$ .04

NET INCOME PER COMMON SHARE:
Basic	$ .43	$ .39	$ .92	$ .83
Diluted	$ .43	$ .39	$ .91	$ .82
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,267,605	26,720,197	27,021,602	26,704,594
Diluted	27,534,171	26,976,360	27,299,444	26,960,445

Common dividends per share declared	$ .425	$ .40	$ .85	$ .80

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 25,396	$ 22,936
Depreciation	7,058	7,751
Loan, REMIC, and security (recoveries) losses, net	(896)	1,500
Gain on sale of real estate	(1,252)	(1,932)
Amortization of loan costs	74	223
Realized gain on sale of marketable securities	(1,995)	(12)
Amortization of bond discount	(9)	(16)
Amortization of REMIC discount	(1,182)	--
Amortization of deferred income	(173)	(303)
Decrease (increase) in accounts receivable	828	(1,669)
Increase in deferred costs and other assets	(1,307)	(1,550)
Increase in accounts payable and accrued liabilities	923	1,916
Decrease in accrued interest payable	(18)	(1,182)
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,447	27,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(875)	(1,681)
Collection of mortgage and other notes receivable	7,299	14,429
Disposition of mortgage notes receivable	1,750	--
Collection of real estate mortgage investment conduits	13,126	--
Acquisition of property and equipment, net	(806)	(604)
Disposition of property and equipment, net	2,789	4,045
Decrease in marketable securities, net	10,823	198
NET CASH PROVIDED BY INVESTING ACTIVITIES	34,106	16,387

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	--	6,215
Principal payments on debt	(5,492)	(2,014)
Redemption of subordinated convertible debentures	--	(39,917)
Sale of common stock	891	149
Repurchase of common stock	(578)	--
Dividends paid to stockholders	(25,285)	(20,815)
NET CASH USED IN FINANCING ACTIVITIES	(30,464)	(56,382)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,089	(12,333)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,687	43,062
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,776	$ 30,729

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30
	2004	2003
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 3,890	$ 5,309

During the six months ended June 30, 2004 and 2003, $166,000 and
$216,000 of Senior Subordinated Convertible Debentures were con-
verted into 23,709 and 30,849 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (166)	$ (216)
Financing costs	---	---
Accrued interest	---	(3)
Common stock	---	---
Capital in excess of par	166	219

During the six months ended June 30, 2004, $18,700,000 or 747,994 shares of 8.5% Cumulative Convertible Preferred stock was called by NHI for redemption into 676,922 shares of NHI's common stock:
Cumulative convertible preferred stock	$(18,700)	$ ---
Common stock	7	---
Capital in excess of par	18,693	---

During the six months ended June 30, 2003, NHI acquired
property in exchange for its rights under mortgage notes receivable:
Mortgage notes receivable	$ ---	$ 13,069
Land	---	(1,096)
Buildings and improvements	---	(11,973)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX ENDED JUNE 30, 2004 AND 2003
(in thousands, except share and per share amounts)

	Cumulative Convertible							Unrealized	Total
	Preferred Stock				Capital in			Gains	Stock-
	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(losses) on	holders'
	at $25 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/03	747,994	$18,700	26,770,123	$267	$441,178	$502,421	$(563,681)	$ 10,759	$409,644
Net income	---	---	---	---	---	25,396	---	---	25,396
Unrealized gains on securities	---	---	---	---	---	---	---	1,936	1,936
Total Comprehensive Income									27,332
Shares sold	---	---	40,000	---	891	---	---	---	891
Shares repurchased	---	---	(23,860)	---	(578)	---	---	---	(578)
Shares issued in conversion of convertible
debentures to common stock	---	---	23,709	---	166	---	---	---	166
Shares issued in conversion of preferred
stock to common stock	(747,994)	(18,700)	676,922	7	18,693	---	---	---	---
Dividends to common stockholders	---	---	---	---	---	---	(23,068)	---	(23,068)
Dividends to preferred stockholders	---	---	---	---	---	---	(514)	---	(514)
BALANCE AT 6/30/04	---	$ ---	27,486,894	$274	$460,350	$527,817	$(587,263)	$ 12,695	$413,873

BALANCE AT 12/31/02	747,994	$18,700	26,682,994	$266	$440,360	$458,613	$(516,632)	$ (878)	$400,429
Net income	---	---	---	---	---	22,936	---	---	22,936
Unrealized gains on securities	---	---	---	---	---	---	---	4,225	4,225
Total Comprehensive Income									27,161
Shares sold	---	---	15,000	---	149	---	---	---	149
Shares issued in conversion of convertible
debentures to common stock	---	---	30,849	---	219	---	---	---	219
Dividends to common stockholders	---	---	---	---	---	---	(21,373)	---	(21,373)
Dividends to preferred stockholders	---	---	---	---	---	---	(795)	---	(795)
BALANCE AT 6/30/03	747,994	$18,700	26,728,843	$266	$440,728	$481,549	$(538,800)	$ 3,347	$405,790

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

Note 2. NEW ACCOUNTING PRONOUNCEMENTS:

New Accounting Pronouncements - In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 also broadens the scope of defining discontinued operations. NHI adopted SFAS 144 on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its consolidated statements of income, the revenues and expenses of one medical office building that NHI sold during the first quarter of 2003, two nursing facilities sold and one nursing facility designated for sale during the third quarter of 2003 (and sold during the second quarter of 2004), another nursing facility sold in the second quarter of 2004, and the related gains or losses on the sales.

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

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note 3.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through June 30, 2004, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. FIN 46, as revised by the FASB, generally requires that variable interest entities must be consolidated by their primary beneficiary effective March 31, 2004. The Company adopted FIN 46 at March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company has five first mortgage loans with five variable interest entities (total outstanding balances of $19,439,000 at June 30, 2004) that operate five skilled nursing facilities. However, the Company is not the primary beneficiary of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the outstanding balance of the first mortgage notes receivable.

Note 3. STOCK OPTION PLAN

NHI has stock option plans that provide for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. Options to purchase 135,000 shares vested immediately upon grant and may be exercised at any time prior to expiration. Options to purchase 140,000 shares vest approximately six years after grant and may be exercised during a 30 day vesting period prior to expiration. The term of the options is five years (135,000 shares) or six years (140,000 shares). The following table summarizes option activity:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding December 31, 2001	340,074	$23.460
Options granted	45,000	14.720
Options expired	105,074	36.000
Options exercised	45,000	11.600
Outstanding December 31, 2002	235,000	18.440
Options granted	90,000	15.733
Options expired	32,500	37.923
Options exercised	35,000	12.910
Outstanding December 31, 2003	257,500	15.789
Options granted	60,000	23.900
Options expired	2,500	14.500
Options exercised	40,000	22.275
Outstanding June 30, 2004	275,000	16.627

Exercisable June 30, 2004	135,000	18.833

Options	Exercise	Remaining Contractual
Outstanding	Price	Life in Years
140,000	$ 14.50	1.33
15,000	10.125	.92
15,000	14.72	2.83
45,000	16.35	3.83
60,000	23.90	4.83
275,000

The weighted average remaining contractual life of options outstanding at June 30, 2004 is 2.57 years. NHI's Board of Directors has authorized an additional 450,800 shares of common stock that may be issued under the stock option plans.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's earnings per share for the three and six months ended June 30, 2004 and 2003.

Note 4. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by leased facilities and operating facilities:

(Dollars in thousands)

	June 30, 2004			December 31, 2003
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 29,206	$ 4,059	$ 33,265	$ 29,250	$ 4,350	$ 33,600
Buildings and improvements	300,629	64,088	364,717	301,347	64,868	366,215
Construction in progress	33	393	426	33	555	588
	329,868	68,540	398,408	330,630	69,773	400,403
Less accumulated depreciation	(96,755)	(19,976)	(116,731)	(92,389)	(18,549)	(110,938)
Real estate properties, net	$233,113	$ 48,564	$281,677	$238,241	$ 51,224	$289,465

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

Washington State Properties - On October 16, 1998, we accepted deeds in lieu of foreclosure on four long-term care properties in Washington State. We have included the operating revenues and expenses of these facilities in our operating results since October 1998. The Highline Care Center was sold in June 2002 for proceeds of $882,000. The facility had been closed since December 2000. During the third quarter of 2003, the Park Ridge Care Center and Park West Care Center were sold for proceeds of $5,200,000. The resulting loss of $397,000 on the sale was reflected in the discontinued operations caption of the December 31, 2003 consolidated statements of income. During the second quarter of 2004, the Sehome center was sold for proceeds of $1,034,000. The resulting loss of $345,000 on the sale is reflected in the discontinued operations caption of the June 30, 2004 consolidated statements of income. The Sehome center had been designated as "held for sale", consistent with the provisions of SFAS 144, effective the third quarter of 2003. The facility was closed on March 19, 2004. The results of operations of this facility have been included in discontinued operations for all periods presented. We have disposed of all four long-term care properties in Washington State.

New England Properties - In the third quarter of 1999, we accepted deeds in lieu of foreclosure on three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. During 2001, we sold the properties to a not-for-profit entity and provided 100% seller financing to close the sale. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. No down-payment was made by the buyer and no subsequent payments have been received. As required by paragraph 5(b) of SFAS 66, the buyer's initial and continuing investments must be adequate to demonstrate a commitment to pay for the property. This requirement has not been met. As required by paragraph 5(d) of SFAS 66, the seller must have transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property. This requirement has not been met. Operating revenue, operating expense, depreciation and related cash flows are included in NHI's financial statements. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The new owner is seeking to refinance these properties but to date has been unsuccessful. No deposits have been received to date. Management believes that the carrying amount of these properties at June 30, 2004 of $28,309,000 is realizable.

Kansas and Missouri Properties - In July 2001, we were awarded, through foreclosure, possession of nine nursing homes in Kansas and Missouri and have recorded the operating revenues and expenses of these facilities since that date. NHC has been engaged to manage these facilities. During 2001, prior to the foreclosure sales on these properties, we recorded a $4,000,000 writedown of our mortgage note receivable from these properties. Management believes that the carrying amount of these properties at June 30, 2004 of $20,255,000 is realizable.

Alterra Properties - In March 2001, Alterra defaulted on its rent payment for eleven properties and NHI immediately terminated the leases and arranged for new lessees. We have filed suit for damages against Alterra. On January 22, 2003, Alterra filed bankruptcy. As a result, damages against Alterra will be subject to the bankruptcy process. The new lessees took possession of the centers during the late spring and summer of 2001. Under the terms of the new leases, we experienced reduced rental income in 2001 and 2002. Lease income for the six months ended June 30, 2004, and 2003 was $1,500,000 and $1,650,000 respectively. Furthermore, in the third quarter of 2003, we recognized as income $1,195,000 of cash that was received previously but which had been subject to dispute. Based on the rental payments received and expected to be received, and our impairment analyses, we recorded an impairment of $4,900,000 during 2001. We believe that the carrying amount of these properties at June 30, 2004 of $31,479,000 is realizable.

Integrated Health Services, Inc. ("IHS") - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,700,000. NHI leases the six Texas health care centers to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service non-recourse debt owed to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the $19,052,000 note receivable offsets the non-recourse debt in the consolidated balance sheet. IHS has the right to terminate its lease with us with 90 days notice. Lease payments commenced September 1, 2001 and are current. We believe that the carrying amount of our net investment in these properties of approximately $14,379,000 at June 30, 2004 is realizable. Our net investment is composed of $40,016,000 of realty reduced by $25,637,000 of debt. Manor House of Charlotte - In June 2002, the owner and corporate guarantor surrendered possession, provided a deed in lieu of foreclosure to us, made tax payments current, paid $1,016,000 toward the debt and deeded to us an unimproved parcel of land in another state. As a result, we released the parent's guarantee. Prior to our accepting the deed in lieu of foreclosure, the borrower paid $1,175,000 on the loan balance and the remaining loan balance of $2,173,000 was determined to be the fair value of the foreclosed real estate. The property was immediately leased to a new operator in June of 2002. Under the terms of the new lease, we experienced reduced revenue in periods subsequent to 2001. We believe the carrying amount of our net investment in this property at June 30, 2004 of $1,979,000 is realizable.

Two New Jersey Centers - During the third quarter of 2001, we filed a foreclosure lawsuit against the borrower and separate action against the individual guarantors and owners of these two New Jersey facilities. In January, 2003, NHI received these properties through foreclosure and immediately leased the facilities to a new operator, Royal Holding, LLC, who brought past due property taxes current and agreed to monthly lease payments. The lease includes monthly rent of $155,000, with provisions for increases in later periods through 2016 and provides the lessee with a purchase option during the term of the lease at amounts which decrease over time. The lease with Royal Holding, LLC is being accounted for as an operating lease. Presently, NHI has not begun to recognize rental income from these properties on a straight-line basis due to concerns about collectibility of the future increases.

Based on the previous loan history, and in accordance with SFAS 114 analysis, we recorded impairments of $5,304,000 during 2001. The borrower on the previous loan did not have the ability to make payments. The tenant on the new lease is making payments. Lease income of $1,169,000 and $1,541,000 was recognized on the property for the six months ended June 30, 2004 and 2003, respectively. We believe that the carrying amount of our net investment in this property at June 30, 2004 of $12,534,000 is realizable.

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

Based on rental payments received and expected to be received, and our impairment analysis, we recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. The impairment was necessitated by the financial condition of the new lessee, the physical condition of the facility and significant market competition. Lease income of $1,160,000 and $2,497,000 was recognized on these four facilities for the six months ended June 30, 2004 and 2003, respectively. We believe that the carrying amount of these properties at June 30, 2004 of $38,143,000 is realizable.

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

On January 7, 2003, NHI received the projects through foreclosure and then sold the facilities to an unrelated not-for-profit entity, HSM of Texas, providing seller financing. NHI accounts for the sale of the properties using the installment method, consistent with the provisions of SFAS 66. The new borrower has made monthly principal and interest payments during 2003. The new loan with HSM of Texas bears interest at 5.85%, is payable at $354,000 monthly and matures in December 2007. The outstanding balance at June 30, 2004 is $26,811,000, which we believe is realizable. The average recorded investment in the loan was $27,151,000 and $30,530,000 for the six months ended June 30, 2004 and 2003, respectively. The related amount of interest income recognized on the loan was $1,487,000 and $1,480,000 for the six months ended June 30, 2004 and 2003, respectively.

American Medical Associates, Inc. ("AMA") - Two first mortgage loans totaling $13,646,000 to AMA were secured by three Florida-based nursing homes. The loans, funded in 1995 and 1996, were cross-collateralized and cross-defaulted. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy, and operating income of the project resulted in the recording of a $5,200,000 writedown of this mortgage loan value during 2002. The borrower filed for bankruptcy protection in January 2003.

In January, 2004, we assigned our right to credit bid our mortgage to a third party who purchased the facilities in February, 2004. On May 1, 2004 NHI provided financing to the new purchaser of the three Florida-based nursing homes formerly owned by American Medical Associates, Inc. The new financing consists of three new mortgage loans (each with two notes) and four new working capital loans. The first of the loans is to Central Florida Health Care Properties, Inc. consisting of Mortgage Note A for $5,552,000 at 8% and Mortgage Note B for $448,000. The second of the loans is to Williston Health Care Center, Inc. consisting of Mortgage Note A for $5,655,000 at 8% and Mortgage Note B for $345,000. The third of the loans is to HealthCare Properties, Inc. consisting of Mortgage Note A for $2,293,000 at 8% and Mortgage Note B for $207,000. The mortgage notes all mature May 14, 2009.

Three of the four working capital loans are for $225,000 each and are to each of the three new borrowers, Central Florida Health Care Properties, Inc., Williston Health Care Center, Inc. and HealthCare Properties, Inc. The three working capital loans mature on May 14, 2005, carry a 6% interest rate, and have a total outstanding balance of $375,000 at June 30, 2004. The fourth working capital loan called the Second Stage Working Capital Note for $1,000,000 is for all three borrowers, Central Florida Health Care Properties, Inc., Williston Health Care Center, Inc., and Health Care Properties, Inc. and may be used once the center has fully drawn their individual working capital note. The note matures on May 14, 2005, carries an interest rate of prime plus 2%, and has not been funded at June 30, 2004.

Management believes that the remaining carrying amount of $8,362,000, net of prior writedowns, at June 30, 2004 is supported by the value of the collateral. The average recorded investment in the mortgage loans was $8,372,000 and $8,382,000 for the six months ended June 30, 2004 and 2003, respectively. The related amount of interest income recognized on the mortgage loans was $93,000 and $0 for the six months ended June 30, 2004 and 2003, respectively.

Borrower Bankruptcy and Other Non-Performing Loans

Ashton Woods - At June 30, 2004, we hold 75%, or $4,129,000, of a $5,506,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Ashton Woods Healthcare, Inc. Note A under the loan is in the amount of $4,250,000, amortizing over 25 years at 6.5% per annum and due in September, 2013. Note B is an interest free note in the amount of $1,256,000, is payable out of excess cash flow of the facility and if not repaid by September, 2013, is forgiven in full. Management believes that the remaining carrying amount of $1,076,000 at June 30, 2004 is supported by the value of the collateral. The average recorded investment in the Ashton Woods loan was $1,089,000 and $1,120,000 for the six months ended June 30, 2004 and 2003, respectively. The related amount of interest income recognized on the loan was $104,000 and $108,000 for the six months ended June 30, 2004 and 2003, respectively.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximate $8,735,000 first mortgage loan made to Midwest in 1997 is secured by three nursing homes in Kansas and Wisconsin. The properties are cross defaulted and cross collateralized and are managed by Rainmakers, LLC who operates long-term care facilities in Kansas, Missouri and Wisconsin. Payments to NHI are past due and the loan is in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002 and an additional writedown of $2,000,000 during 2003. Management believes that the remaining carrying value amount of $4,324,000 at June 30, 2004 is supported by the value of the collateral. The average recorded investment in the Midwest loan was $4,324,000 and $6,465,000 for the six months ended June 30, 2004 and 2003, respectively. The related amount of interest income recognized on the loan was $-0- and $292,000 for the six months ended June 30, 2004 and 2003, respectively.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by five properties which are operated by Allgood. The loans have an outstanding balance of approximately $21,716,000, before writedown. Both of these loans were guaranteed by the two separate estates of the principals of the operator. As a result of the payment and technical defaults, the loans have been declared in default and the principal amount due has been accelerated. In January 2003, the borrowers filed for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in 2002. During the third quarter of 2003, NHI received a $1,000,000 payment from the estate of one of the owners of Allgood. This estate was released from further liability. Based on management's updated analysis of the future expected cash flows of this note, this payment was applied to reduce the principal balance outstanding. Management believes that the remaining carrying amount of $15,716,000 at June 30, 2004 is supported by the value of the collateral. The average recorded investment in the Allgood loans were $15,716,000, and $16,614,000 for the six months ended June 30, 2004 and 2003, respectively. Beginning in January, 2004, the borrower voluntarily began making monthly payments of $86,700. The related amount of interest income recognized on the loans was $520,000, and $-0-for the six months ended June 30, 2004 and 2003, respectively.

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

Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

	June 30, 2004	December 31, 2003
Gross unrealized gains	$12,837,000	$10,907,000
Gross unrealized losses	(142,000)	(148,000)
	$12,695,000	$10,759,000

During the six months ended June 30, 2004 and 2003, we received and recognized $2,202,000 and $2,336,000, respectively, of dividend and interest income from our marketable securities. Such income is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in marketable securities during the six months ended June 30, 2004 was $10,823,000. Gross investment gains of $2,682,000 were realized on these sales during the six months ended June 30, 2004, $687,000 of which is included in security recoveries and $1,995,000 of which is included in non-operating income in the consolidated statements of income.

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

During 2002, in order to protect our status as a REIT, we sold a portion of our investments in ALC convertible debentures to an employee of our investment advisor, NHC. Proceeds included a note receivable of $5,818,000 after a cash payment of $650,000 received in 2001. No gain or loss was realized on this sale during 2002. Our collateral on the note consisted of the underlying securities. As a result, the note receivable was subject to a risk of accounting loss if the underlying value of the collateral declined below the carrying value of the note receivable. The note was a non-recourse promissory note which bore interest at a variable rate (LIBOR plus .5% at December 31, 2003) and provided for periodic escalation of the rate. The note matured June 30, 2012, and had a balance of $4,593,000 at December 31, 2003, after payments of $1,225,000 during 2003. The note was collected in the six months ended June 30, 2004 for proceeds of $4,593,000.

The carrying value but not the face amount of the ALC debentures owned by us was reduced by $72,000 and $659,000 related to a securities litigation settlement during 2003 and 2002, respectively. ALC debentures with a face amount of $126,000 and a carrying value of $114,000 were called by ALC in May 2003. ALC debentures with a face amount of $406,000 and carrying value of $372,000 were called by ALC in October 2002. The remaining ALC debentures with a face amount of $4,655,000 and a carrying value of $4,013,000 were called during the six months ended June 30, 2004 for proceeds of $4,700,000 resulting in a gain of $687,000 which is included in security recoveries discussed above.

Eldertrust Common Stock - During the six months ended June 30, 2004, 316,900 shares of Eldertrust common stock with a carrying amount of $3,293,000 were called for $12.50 cash per share resulting in cash proceeds of $3,961,000 and a gain of $668,000, which is included in non-operating income discussed above.

LTC Properties, Inc. Common Stock - During 1998 and 1999, NHI purchased 774,800 shares of LTC common stock for $10,762,000. As a result of an other than temporary impairment in value of its investment and in accordance with the provision of SFAS 115, NHI recognized a $5,555,000 realized loss on this investment during the year ended December 31, 2002. NHI believes that the carrying value of this investment of $12,862,000 at June 30, 2004 is realizable.

Note 7: DEBT, PREFERRED STOCK AND RELATED GUARANTEES

NHI had certain letters of credit of $10,835,000 that matured during 2001. As a result, NHI purchased at face value all of the outstanding first mortgage tax exempt bonds that were secured by the letters of credit. In regard to its investment in and liability under these first mortgage bonds, NHI has a legal right of offset. Therefore, the first mortgage bonds purchased, having a balance of $330,000 and $460,000 at June 30, 2004 and December 31, 2003, respectively, offset NHI's debt obligations in the consolidated balance sheet. Mortgage bonds with a principal balance of $9,110,000 were remarketed during 2003 at no gain or loss.

1997 Debentures - On January 29, 1997, NHI issued $60,000,000 of 7% convertible subordinated debentures (the "1997 debentures") due on February 1, 2004. We redeemed the remaining $39,917,000 of these 1997 debentures during the quarter ended March 31, 2003.

Preferred Stock Conversion - On April 30, 2004, 100% of NHI's 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000, was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Dividends on the preferred stock were accrued and paid through April 30, 2004.

Note 8. COMMITMENTS, CONTINGENCIES AND GUARANTEES:

At June 30, 2004, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term health care center and one assisted living facility, at rates ranging from 10.0% to 10.5%.

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

Contingency related to damaged property

One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The building has been closed to patient care while NHI and NHC assess damages. NHC is NHI's largest lessee, operating 39 of NHI's 162 properties.

Under the terms of NHI's lease with NHC, NHC is required to restore the leased property so as to make it at least equal in value to that which existed prior to the damage. The lease also requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from the use of the property, including any negligence or violation by NHC.

NHI is a loss payee and additional named insured under the terms of NHC's property and casualty insurance policy. The policy includes business interruption insurance and NHI believes it will receive 100% of any rent due on the facility through the expected reconstruction process or until NHC elects to terminate the lease on this facility as described below. Currently, rental income from the center totals approximately $250,000 annually.

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

NHI has been named as a defendant in thirty-two lawsuits filed by patients and/or representatives of patients arising out of the fire. Eleven of these cases have been settled at no cost to NHI. These cases have been consolidated with all other lawsuits arising out of the fire in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing. NHI plans to vigorously defend against the allegations in these lawsuits. As of June 30, 2004, management believes it is too early to make any assessment of any potential liability or cost to NHI.

At June 30, 2004, NHI has not accrued any liability for this contingent matter but will continue to closely monitor the situation. There can be no assurance that claims will not exceed the limits of the insurance coverage or that additional claims will not be asserted against NHI. NHI's potential liability from this incident or NHC's ability to meet any indemnification obligation to NHI cannot be determined at this time. If NHC were unable to meet its obligations to NHI either as to indemnification, if required, or as to the payment of rent, it may have a material adverse impact on our financial position, results of operations and cash flows.

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
	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
BASIC:
Weighted average common shares	27,267,605	26,720,197	27,021,602	26,704,594

Income from continuing operations	$11,008,000	$11,230,000	$24,591,000	$21,728,000
Dividends paid to preferred stockholders	(117,000)	(398,000)	(514,000)	(795,000)
Income from continuing operations available to
common stockholders	10,891,000	10,832,000	24,077,000	20,933,000
Discontinued operations	953,000	(414,000)	805,000	1,208,000

Net income available to common stockholders	$11,844,000	$10,418,000	$24,882,000	$22,141,000

Income from continuing operations per
common share	$ .40	$ .41	$ .89	$ .78
Discontinued operations per common share	.03	(.02)	.03	.05
Net income per common share	$ .43	$ .39	$ .92	$ .83

DILUTED:
Weighted average common shares	27,267,605	26,720,197	27,021,602	26,704,594
Stock options	94,550	35,539	101,508	25,965
Convertible subordinated debentures	172,016	220,624	176,334	229,886
Average common shares outstanding	27,534,171	26,976,360	27,299,444	26,960,445

Income from continuing operations	$11,008,000	$11,230,000	$24,591,000	$21,728,000
Dividends paid to preferred stockholders	(117,000)	(398,000)	(514,000)	(795,000)
Interest on convertible subordinated debentures	30,000	38,000	62,000	79,000
Income from continuing operations available to
common stockholders	$10,921,000	$10,870,000	$24,139,000	$21,012,000

Discontinued operations	953,000	(414,000)	805,000	1,208,000
Net income available to common stockholders
assuming conversion of convertible
subordinated debentures to common stock,
if dilutive	$11,874,000	$10,456,000	$24,944,000	$22,220,000

Income from continuing operations per
common share	$ .40	$ .40	$ .88	$ .78

Discontinued operations per common share	.03	(.01)	.03	.04
Net income per common share	$ .43	$ .39	$ .91	$ .82

Incremental Shares Excluded Since Anti-dilutive:
Convertible subordinated debentures	---	---	---	481,581
8.5% Preferred Stock	215,722	676,918	446,320	676,918
Stock options	---	30,000	---	90,000

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 10. DISCONTINUED OPERATIONS

During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility. We also sold during 2003 two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. During the second quarter of 2004, this facility was sold for proceeds of $1,034,000 resulting in a loss of $345,000, which is included in discontinued operations.

A nursing facility in Dawson Springs, Kentucky with a carrying value of $158,000 was sold on April 1, 2004 for proceeds of $1,755,000 resulting in a $1,597,000 net gain on the sale of this facility.

For 2004 and 2003 we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share amounts)	2004	2003	2004	2003
Revenues:
Rental income	$ (5)	$ 35	$ 29	$ 71
Facility operating revenue	35	3,480	707	6,978
	30	3,515	736	7,049
Expenses:
Depreciation	9	120	42	238
Facility operating expenses	320	3,809	1,141	7,535
	329	3,929	1,183	7,773
Operating loss	(299)	(414)	(447)	(724)
Gain on sale of assets	1,252	---	1,252	1,932
Total Discontinued Operations	$ 953	$ (414)	$ 805	$1,208

Discontinued operations per common share:
Basic	$ .03	$ (.02)	$ .03	$ .05
Diluted	$ .03	$ (.01)	$ .03	$ .04

Note 11. INVESTMENTS IN REAL ESTATE MORTGAGE INVESTMENT CONDUITS

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

Pursuant to SFAS 115, NHI has classified its investments in the certificates as held to maturity debt securities. Accordingly, the investments in the certificates were recorded at the amortized cost in our consolidated financial statements. The effective yields, as calculated, were used to accrue income based on actual and projected future cash flows that reflect actual and assumed mortgage prepayments and interest rates.

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

During the first six months of 2004 we recognized additional interest income to continue amortizing our carrying value of the 1993 REMIC by $1,182,000 to the amount ultimately expected to be collected in December 2004. As a result of the early payoff of the three extended mortgages, the 1993 REMIC was paid off in June 2004. Collections of $13,126,000 were received during the first six months of 2004, of which $2,246,000 (the amount recognized as a writedown in 2000) is included in REMIC recoveries, and resulting in no balance outstanding at June 30, 2004.

1995 REMIC - At December 31, 2003 and 2002, the net carrying value of the 1995 REMIC was $6,346,000. We have from time to time received advances from the servicer of the 1995 REMIC that we did not record as interest income because of an obligation to repay the amounts to the servicer. We received $3,000,000 of such advances prior to 2002 and $1,319,000 of such advances during 2002. The obligation to repay $2,671,000 of the advances was removed during 2002, and we recorded that amount as interest income. As of December 31, 2002, we had a remaining repayment obligation of $1,648,000 to the servicer. At December 31, 2003, we had a repayment obligation of $3,006,000 after a reduction in interest income for 2003 of $1,358,000.

During the first six months of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at June 30, 2004. The loans in the 1995 REMIC pool have a value which is not expected to result in any additional payments to us. No interest income was recognized on the 1995 REMIC during the first six months of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of June 30, 2004, we had interests in owned real estate, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $483,467,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

As of June 30, 2004, we were diversified with investments in 162 health care facilities located in 18 states consisting of 117 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 17 assisted living facilities, 6 retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $143,019,000 aggregate principal amount of loans to 16 borrowers, and $281,677,000 of purchase leaseback transactions with 12 lessees. Of these 162 facilities, 17 were acquired through foreclosure and are owned (of which 9 are operated by us) and 39 are leased to National HealthCare Corporation ("NHC"). The 9 facilities operated by us and 8 facilities operated by others are managed by subsidiaries of NHC. NHC is our investment advisor. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 11.8% of total invested assets on June 30, 2004.

At June 30, 2004, 29.1% of the total invested assets of the health care facilities were operated by public operators, 67.9% by regional operators, and 3.0% by small operators.

Areas of Focus

Coinciding with the implementation of the Prospective Payment System for Medicare Payments to nursing homes in 1999 and the resulting decrease in revenues to health care providers, we significantly curtailed our new investments. Instead, we focused our attention on returning our non-performing loans to performing status. Although our efforts are not complete, we continue to make progress in this regard. We also focused on lowering our debt. Our debt to capitalization ratio on June 30, 2004 was 27.6%, the lowest level in our 12 year history. Our liquidity is also strong. Our cash and marketable securities totaled 92.2% of total debt outstanding at June 30, 2004.

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

2) Revenue recognition - mortgage interest and rental income - We collect interest and rent from our customers. Generally our policy is to recognize revenues on an accrual basis as earned. However, there are certain of our customers for which we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not realizable. For these nonperforming investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected. We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due. This policy could cause our revenues to vary significantly from period to period. Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under SFAS 13 to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.

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

Liquidity and Capital Resources

Sources and Uses of Funds

We have generated net cash from operating activities during the first six months of 2004 totaling $27,447,000, a decrease of $215,000 compared to $27,662,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization, provision for investment losses, and working capital changes. The $27,447,000 net cash provided from operating activities for the first six months of 2004 is composed of increases due to net income of $25,396,000, depreciation of $7,058,000, and working capital decreases of $500,000. This was offset by net loan, REMIC and security recoveries of $896,000, gain on sale of real estate of $1,252,000, gain on sale of marketable securities of $1,995,000, and discount amortization of $1,364,000.

The $27,662,000 net cash provided from operating activities for the first six months of 2003 is composed of increases due to net income of $22,936,000, depreciation of $7,751,000 and loan losses of $1,500,000. This was offset by gain on sale of real estate of $1,932,000, discount amortization of $331,000, and working capital increases of $2,262,000.

Net cash provided by investing activities during the first six months of 2004 totaled $34,106,000 compared to $16,387,000 in the prior period. Cash flows provided from investing activities during the first six months of 2004 included collections on mortgage and other notes receivable of $9,049,000 compared to $14,429,000 for the prior period. Collections are down because of mortgage payoffs in the prior period. Collections on real estate mortgage investment conduits provided $13,126,000 during the first six months of 2004 as we collected in full the 1993 REMIC. Marketable securities were sold or called and converted to cash of $10,823,000 during the first six months of 2004. Disposition of property and equipment provided $2,789,000 and $4,045,000 of cash proceeds for the first six months of 2004 and 2003, respectively.

Cash flows used in investing activities during the first six months of 2004 included investments in real estate properties of $806,000 and in mortgage and other notes receivable of $875,000. Cash flows used in investing activities in the prior period included investments in real estate properties of $604,000 and in mortgage notes receivable of $1,681,000. While during 2003 we concentrated our efforts in monitoring and improving our existing properties, we expect during 2004 to begin making some new investments from our own available cash and cash flows.

Net cash used in financing activities during the first six months of 2004 totaled $30,464,000 compared to $56,382,000 in the prior period. Cash flows used in financing activities for the first six months of 2004 included principal payments on debt of $5,492,000 and dividends paid to stockholders of $25,285,000. This compares to prior period activity of principal payments on debt of $2,014,000, payments of convertible debentures of $39,917,000 and dividends paid to stockholders of $20,815,000.

Cash flows provided by financing activities during the first six months of 2003 included $6,215,000 from debt proceeds related to first mortgage tax exempt bonds owned which were sold and no longer offset the respective debt.

Preferred Stock Conversion

On April 30, 2004, 100% of NHI's 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000 was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Consequently, preferred dividends accrued and paid for the quarter ended June 30, 2004 decreased $281,000, to be offset by common dividends accrued of approximately $288,000 on the new common shares.

In the future, based upon the current quarterly dividend payout of 42.5 cents per common share, cash flows will be increased by approximately $109,000 per quarter due to the difference in total dividends paid on the newly issued common shares versus the dividends paid on the converted preferred stock.

Contractual Obligations and Contingent Liabilities

As of June 30, 2004, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations
(in thousands)	2004	2005-2006	2007-2008	Thereafter	Total
Debt	$ 2,169	$12,425	$134,174	$7,840	$156,608
Convertible debentures	---	1,185	---	---	1,185
Construction loan commitments	---	739	---	---	739
Management fees to NHC	13,324	---	---	---	13,324
	$15,493	$14,349	$134,174	$7,840	$171,856

We have guaranteed additional debt obligations totaling approximately $229,000 which are not included in the table above because we do not expect to fund these commitments.

Interest expense has not been included in the above table due to the difficulty in projecting variable rate interest. In the first six months of 2004, our cash payments for interest were $3,890,000.

Liquidity

At the end of the first six months of 2004, our liquidity is strong, with cash and marketable securities totaling approximately 92.2% of total debt outstanding. Further, our debt to book capitalization ratio declined to 27.6%, the lowest level in our 12 year history.

In the first quarter of 2003, we redeemed ahead of schedule $39.9 million of convertible subordinated debentures that were due in February 2004.

Our next significant debt maturities (primarily related to our $100 million unsecured public notes) are in 2007.

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ended December 31, 2004 and thereafter. NHI declared a dividend of 42.5 cents per common share to shareholders of record on March 31, 2004 payable on May 10, 2004 and a dividend of 42.5 cents per common share to shareholders of record June 30, 2004 payable on August 10, 2004.

Commitments

At June 30, 2004, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, and one assisted living facility, at rates ranging from 10.0% to 10.5%.

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

Debt and Related Guarantees and Contingencies

See contingency related to damaged property in Note 8 of Notes to Condensed Consolidated Financial Statements.

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

Of our $281,677,000 net investment in real estate properties at June 30, 2004, approximately $151,751,000 have been identified as impaired investments. Impaired properties include properties which we operate and which are identified as foreclosure properties for federal income tax purposes.

Of our $143,019,000 total net investment in mortgage and other notes receivable at June 30, 2004, approximately $56,289,000 of receivables have been involved in borrower bankruptcies or have otherwise been identified as non-performing loans.

The following table summarizes our writedowns and recoveries for the six months ended June 30, 2004 and 2003 which are based upon the provisions of SFAS 114 and SFAS 144:

Writedowns (Recoveries)	Six Months Ended
	June 30
(in thousands)	2004	2003
Real estate	$ ---	$ ---
Mortgages	(1,302)	1,500
	$ (1,302)	$1,500

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

Security Losses (Recoveries)

The following table summarizes our security writedowns and recoveries for the six months ended June 30, 2004 and 2003 which are based on the provisions of SFAS 115:

Writedowns (Recoveries)	Six Months Ended
	June 30
(in thousands)	2004	2003
Securities	$(687)	$ ---

We believe that the carrying amounts of our investments in securities are realizable. However, future events could require us to make significant adjustments to our carrying amounts ($20,639,000 at June 30, 2004).

Investment in REMICs

During the first six months of 2004 we recognized additional interest income to continue amortizing our carrying value of the 1993 REMIC by $1,182,000 to the amount ultimately expected to be collected in December 2004. As a result of the early payoff of the three extended mortgages, the 1993 REMIC was paid off in June 2004. Collections of $13,126,000 were received during the first six months of 2004, of which $2,246,000 (the amount recognized as a writedown in 2000) is included in REMIC recoveries, and resulting in no balance outstanding at June 30, 2004.

During the first six months of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at June 30, 2004. The loans in the 1995 REMIC pool have a value which is not expected to result in any additional payments to us. No interest income was recognized on the 1995 REMIC during the first six months of 2004.

The following table summarizes our REMIC writedowns and recoveries for the six months ended June 30, 2004 and 2003:

	Six Months Ended
Writedowns (Recoveries)	June 30
(in thousands)	2004	2003
REMICs	$1,093	$ --

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net income for the three months ended June 30, 2004 is $11,961,000 versus net income of $10,816,000 for the same period in 2003, an increase of 10.6%. Diluted earnings per common share increased 4 cents or 10.3% to 43 cents in the 2004 period from 39 cents in the 2003 period.

Total revenues for three months ended June 30, 2004 increased $305,000 or 1% to $37,887,000 from $37,582,000 for the three months ended June 30, 2003. Revenues from mortgage interest income increased $113,000, or 2.4%, when compared to the same period in 2003. Revenues from rental income decreased $744,000, or 5.7% in 2004 as compared to 2003. Facility operating revenue increased $936,000 or 4.7% in 2004 compared to 2003.

Of the $113,000 increase in mortgage interest income, decreases were due to $302,000 related to previous mortgage payoffs and $340,000 is related to the repurchase of the National Health Realty, Inc. note by NHR in December 2003. This is offset by a $533,000 increase in income from REMICs.

The decrease in rental income in 2004 resulted primarily from termination of leases in July 2003 with Marriott International on four Brighton Gardens assisted living facilities offset partially by $595,000 of rental income from the four new lessees in 2004.

The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the three months ended June 30, 2004.

Total expenses for the three months ended June 30, 2004 increased $2,164,000 or 7.9% to $29,673,000 from $27,509,000 for 2003. Interest expense decreased $93,000 or 2.9% in 2004 as compared to 2003. Facility operating expense increased by $582,000 or 3.0% in 2004 compared to 2003.

Interest expense for the three months ended June 30, 2004 decreased primarily due to conversion of debentures of $25,000 and payment of debt of $696,000.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above.

REMIC recoveries were $2,246,000, and REMIC writeoffs were $3,339,000 for the three months ended June 30, 2004.

Non-Operating Income -

Investment interest and other income for the three months ended June 30, 2004 increased $1,637,000 or 141% compared to the same period in 2003. Investment interest and other income for the three months ended June 30, 2004 includes $1,071,000 of dividend and interest income from marketable securities and a gain of $1,326,000 on the sale of American Retirement common stock.

Discontinued Operations -

During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility and sold two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. During the second quarter of 2004 this facility was sold for proceeds of $1,034,000 resulting in a loss of $345,000. A nursing facility in Dawson Springs, Kentucky with a carrying value of $158,000 was sold on April 1, 2004 for proceeds of $1,755,000 resulting in a $1,597,000 net gain on the sale of this facility. For the three months ended June 30, 2004 and 2003, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net income for the six months ended June 30, 2004 is $25,396,000 versus net income of $22,936,000 for the same period in 2003, an increase of 10.7%. Diluted earnings per common share increased 3 cents or 11.0% to 91 cents in the 2004 period from 82 cents in the 2003 period.

Total revenues for six months ended June 30, 2004 decreased $251,000 or .3% to $75,317,000 from $75,568,000 for the six months ended June 30, 2003. Revenues from mortgage interest income decreased $579,000, or 5.7%, when compared to the same period in 2003. Revenues from rental income decreased $1,887,000, or 7.2% in 2004 as compared to 2003. Facility operating revenue increased $2,215,000 or 5.7% in 2004 compared to 2003.

Of the $579,000 decrease in mortgage interest income, $565,000 is related to previous mortgage payoffs and $680,000 is related to the repurchase of the National Health Realty, Inc. note by NHR in December 2003. This is partially offset by a $685,000 increase in income from REMICs.

The decrease in rental income in 2004 resulted primarily from termination of leases in July 2003 with Marriott International on four Brighton Gardens assisted living facilities offset partially by $1,160,000 of rental income from the four new lessees in 2004.

The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the six months ended June 30, 2004.

Total expenses for the six months ended June 30, 2004 decreased $988,000 or 1.7% to $55,653,000 from $56,641,000 for 2003. Interest expense decreased $961,000 or 13.4% in 2004 as compared to 2003. Facility operating expense increased by $2,122,000 or 5.6% in 2004 compared to 2003. Loan recoveries were $1,302,000, REMIC recoveries were $2,246,000, security recoveries were $687,000 in 2004, and REMIC writeoffs were $3,339,000 in 2004. There was $1,500,000 of loan losses in 2003, attributable to non-performing loans.

Interest expense for the six months ended June 30, 2004 decreased primarily due to the March, 2003 payment of convertible debentures in the amount of $39,917,000, conversion of debentures of $166,000 and payment of debt of $5,492,000.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above.

Non-Operating Income -

Investment interest and other income for the six months ended June 30, 2004 increased $2,126,000 or 75.9% compared to the same period in 2003. Investment interest and other income for the six months ended June 30, 2004 includes $2,202,000 of dividend and interest income from marketable securities, a gain of $668,000 on the call of Eldertrust common stock for cash, and a gain of $1,326,000 on the sale of American Retirement common stock.

Discontinued Operations -

During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility and sold two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. During the second quarter of 2004 this facility was sold for proceeds of $1,034,000, resulting in a loss of $345,000. A nursing facility in Dawson Springs, Kentucky with a carrying value of $158,000 was sold on April 1, 2004 for proceeds of $1,755,000 resulting in a $1,597,000 net gain on the sale of this facility. For the six months ended June 30, 2004 and 2003, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Funds From Operations

Our funds from operations ("FFO") for the six months ended June 30, 2004, on a diluted basis was $29,645,000, an increase of $3,083,000 as compared to $26,562,000 for the same period in 2003. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

We believe that funds from operations is an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that use historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO. The term FFO was designed by the real estate investment trust industry to address this issue. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company's FFO to that of other REITs. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles net income to funds from operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
(in thousands, except share and per share amounts)
Net Income	$11,961	$10,816	$25,396	$22,936
Dividends to preferred stockholders	(117)	(398)	(514)	(795)
Net income applicable to common stockholders	11,844	10,418	24,882	22,141
Elimination of non-cash items in net income:
Real estate depreciation	2,972	3,063	5,941	6,153
Real estate depreciation in discontinued operations	3	61	12	121
Gain on sale of real estate	(1,252)	---	(1,252)	(1,932)

Basic funds from operations applicable
to common stockholders	13,567	13,542	29,583	26,483
Interest on convertible subordinated debentures	30	38	62	79

Diluted funds from operations applicable
to common stockholders	$13,597	$13,580	$29,645	$26,562

Basic funds from operations per share	$ .50	$ .51	$ 1.09	$ .99
Diluted funds from operations per share	$ .49	$ .50	$ 1.09	$ .99

Shares for basic funds from operations per share	27,267,605	26,720,197	27,021,602	26,704,594
Shares for diluted funds from operations per share	27,534,171	26,976,360	27,299,444	26,960,445

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

New Accounting Pronouncements

New Accounting Pronouncements - In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business (as previously defined in APB 30). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 also broadens the scope of defining discontinued operations. NHI adopted SFAS 144 on January 1, 2002. As the result of the adoption of SFAS 144, NHI has reported as discontinued operations in its consolidated statements of income, the revenues and expenses of one medical office building that NHI sold during the first quarter of 2003, two nursing facilities sold and one nursing facility designated for sale during the third quarter of 2003 (and sold during the second quarter of 2004), another nursing facility sold in the second quarter of 2004, and the related gains or losses on the sales.

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

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note 3.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was generally effective for NHI July 1, 2003. The adoption of SFAS 150 has not had a material effect on NHI's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through June 30, 2004, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. FIN 46, as revised by the FASB, generally requires that variable interest entities must be consolidated by their primary beneficiary effective March 31, 2004. The Company adopted FIN 46 at March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company has five first mortgage loans with five variable interest entities (total outstanding balances of $19,439,000 at June 30, 2004) that operate five skilled nursing facilities. However, the Company is not the primary beneficiary of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the outstanding balance of the first mortgage notes receivable.

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

Item 3. Quantitative and Qualitative Information About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. All of our mortgage and other notes receivable bear interest at fixed interest rates. Our investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. As a result of the short-term nature of our cash instruments and because the interest rates on our investments in notes receivable and preferred stock are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

As of June 30, 2004, $125,744,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments. The remaining $30,864,000 of our debt and $1,185,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $50,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $50,000.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $2,064,000 change in the fair value of our investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of our subordinated convertible debentures would result in a related $458,000 change in the fair value of the debenture instruments.

Item 4. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to June 30, 2004.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings. None other than in the normal course of business.

Item 2.     Changes in Securities. Not applicable

Item 3.     Defaults Upon Senior Securities. None

Item 4.     Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders was held on April 20, 2004.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Re-election of Richard F. LaRoche and Ted H. Welch to serve as directors for a term of three years or until their successors have been fully elected and qualified .

		Withholding
Nominee	Voting For	Authority	Percent For
Richard F. LaRoche, Jr.	24,089,074	273,281	99.0%
Ted H. Welch	24,198,846	214,579	99.3%

PROPOSAL NO. 2. To ratify the Audit Committee's selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2004.

Voting For	Voting Against	Abstaining	Percent For
24,321,437	21,342	45,111	99.8%

Item 5.     Other Information. None

Item 6.     Exhibits and Reports on Form 8-K.

(a)          List of exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications
302 Certification of W. Andrew Adams
302 Certification of Donald K. Daniel

99	Additional Exhibits
906 Certification of W. Andrew Adams and Donald K. Daniel

(b)        Reports on Form 8-K

Form 8-K filed May 6, 2004 regarding first quarter earnings announcement.

Form 8-K filed June 15, 2004 regarding announcement of second quarter common dividend.

Form 8-K filed June 16, 2004 regarding change in registrant's certifying accountants.

Form 8-K filed August 6, 2004 regarding second quarter earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date August 9, 2004	/s/W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date August 9, 2004	/s/Donald K. Daniel
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

Date: August 9, 2004

/s/W. Andrew Adams
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

Date: August 9, 2004

/s/Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National Health Investors, Inc.

For The Quarter Ended June 30, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Investors, Inc. ("Issuer") for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended June 30, 2004.

This Certification is executed as of August 9, 2004.

/s/W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Investors, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.