Form 10-Q
period 2004-09-30
NATIONAL HEALTH INVESTORS INC
filed 2004-11-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission file number 33-41863

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland
(State or other jurisdiction of incorporation or organization)

62-1470956
(I.R.S. Employer Identification No.)

100 Vine Street
Murfreesboro, TN
37130
(Address of principal executive offices)
(Zip Code)

(615) 890-9100
Registrant's telephone number, including area code (615) 890-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the .
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes x No

There were 27,493,034 shares of common stock outstanding as of October 31, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Real estate properties:
Land	$ 33,265	$ 33,600
Buildings and improvements	365,025	366,215
Construction in progress	422	588
	398,712	400,403
Less accumulated depreciation	(120,214)	(110,938)
Real estate properties, net	278,498	289,465
Mortgage and other notes receivable, net	139,317	149,892
Investment in preferred stock	38,132	38,132
Investment in real estate mortgage investment conduits	-	16,043
Cash and cash equivalents	127,006	93,687
Marketable securities	23,561	26,835
Accounts receivable	4,306	4,309
Deferred costs and other assets	6,334	6,003
Total Assets	$617,154	$624,366

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	55,683	62,100
Convertible subordinated debentures	1,162	1,351
Accounts payable and other accrued expenses	27,551	30,882
Accrued interest	1,567	3,409
Dividends payable	11,683	13,385
Deferred income	3,365	3,595
Total Liabilities	201,011	214,722

Commitments and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 10,000,000 shares authorized, 747,994
shares, issued and outstanding at December 31, 2003, stated at
liquidation preference of $25 per share	-	18,700
Common stock, $.01 par value; 40,000,000 shares authorized; 27,490,178
and 26,770,123 shares, respectively, issued and outstanding	274	267
Capital in excess of par value of common stock	460,373	441,178
Cumulative net income	539,849	502,421
Cumulative dividends	(598,946)	(563,681)
Unrealized gains on marketable securities, net	14,593	10,759
Total Stockholders' Equity	416,143	409,644
Total Liabilities and Stockholders' Equity	$617,154	$624,366

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements. The interim condensed balance sheet at December 31, 2003 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
REVENUES:	(in thousands, except share amounts)
Mortgage interest income	$ 4,281	$ 4,647	$ 13,950	$14,895
Rental income	12,186	17,837	36,665	44,202
Facility operating revenue	21,841	19,982	63,010	58,937
	38,308	42,466	113,625	118,034
EXPENSES:
Interest	3,105	3,437	9,308	10,601
Depreciation	3,483	3,741	10,499	11,254
Amortization of loan costs	37	37	111	260
Legal expense	197	258	1,115	443
Franchise and excise tax	79	65	215	528
General and administrative	952	680	2,872	2,113
Loan, realty, REMIC, and security (recoveries) losses, net	---	5,400	(896)	6,900
Facility operating expense	20,000	18,762	60,282	56,922
	27,853	32,380	83,506	89,021

INCOME BEFORE NON-OPERATING INCOME	10,455	10,086	30,119	29,013
Non-operating income (investment interest and other)	1,594	1,786	6,521	4,587
INCOME FROM CONTINUING OPERATIONS	12,049	11,872	36,640	33,600

Discontinued Operations
Operating loss - discontinued	(17)	(420)	(464)	(1,144)
Gain (loss) on sale of real estate	---	(397)	1,252	1,535
	(17)	(817)	788	391

NET INCOME	12,032	11,055	37,428	33,991

DIVIDENDS TO PREFERRED STOCKHOLDERS	---	397	514	1,192

NET INCOME APPLICABLE TO COMMON STOCK	$12,032	$10,658	$36,914	$32,799

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$ .44	$ .43	$ 1.33	$ 1.22
Diluted	$ .43	$ .43	$ 1.32	$ 1.21

DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$ ---	$ (.03)	$ .03	$ .01
Diluted	$ ---	$ (.03)	$ .03	$ .01

NET INCOME PER COMMON SHARE:
Basic	$ .44	$ .40	$ 1.36	$ 1.23
Diluted	$ .43	$ .40	$ 1.35	$ 1.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,488,855	26,739,985	27,178,491	26,716,411
Diluted	27,769,366	26,999,079	27,457,222	26,973,343

Common dividends per share declared	$ .425	$ .400	$ 1.275	$ 1.200

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 37,428	$ 33,991
Depreciation	10,540	11,567
Loan, realty, REMIC, and security (recoveries) losses, net	(896)	6,900
Gain on sale of real estate	(1,252)	(1,535)
Amortization of loan costs	111	260
Realized gain on sale of marketable securities	(1,995)	(12)
Amortization of bond discount	(9)	(23)
Amortization of REMIC discount	(1,182)	--
Amortization of deferred income	(230)	(865)
Decrease (increase) in accounts receivable	3	(2,313)
Increase in deferred costs and other assets	(442)	(2,524)
Increase (decrease) in accounts payable and accrued liabilities	(325)	2,537
Decrease in accrued interest payable	(1,842)	(3,005)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,909	44,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(875)	(1,681)
Collection of mortgage and other notes receivable	11,002	18,809
Disposition of mortgage notes receivable	1,750	--
Collection of real estate mortgage investment conduits	13,126	--
Acquisition of property and equipment	(1,110)	(563)
Disposition of property and equipment	2,789	9,382
Acquisition of marketable securities	(1,024)	--
Disposition of marketable securities	10,823	198
NET CASH PROVIDED BY INVESTING ACTIVITIES	36,481	26,145

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	--	9,110
Principal payments on debt	(6,417)	(2,671)
Redemption of subordinated convertible debentures	--	(39,917)
Sale of common stock	891	349
Repurchase of common stock	(578)	--
Dividends paid to stockholders	(36,967)	(31,903)
NET CASH USED IN FINANCING ACTIVITIES	(43,071)	(65,032)

INCREASE IN CASH AND CASH EQUIVALENTS	33,319	6,091
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,687	43,062
CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,006	$ 49,153

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
	2004	2003
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 7,656	$ 9,076

During the nine months ended September 30, 2004 and 2003, $189,000 and
$301,000 of Senior Subordinated Convertible Debentures were con-
verted into 26,993 and 42,989 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (189)	$ (301)
Accrued interest	---	(4)
Capital in excess of par	189	305

During the nine months ended September 30, 2004, $18,700,000 or 747,994 shares of 8.5% Cumulative Convertible Preferred stock was called by NHI for redemption into 676,922 shares of NHI's common stock:
Cumulative convertible preferred stock	$(18,700)	$ ---
Common stock	7	---
Capital in excess of par	18,693	---

During the nine months ended September 30, 2003, NHI acquired property in exchange for its rights under mortgage notes receivable:
Mortgage notes receivable	$ ---	$ 13,069
Land	---	(1,096)
Buildings and improvements	---	(11,973)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(in thousands, except share and per share amounts)

	Cumulative Convertible							Unrealized	Total
	Preferred Stock				Capital in			Gains	Stock-
	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(losses) on	holders'
	at $25 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/03	747,994	$18,700	26,770,123	$267	$441,178	$502,421	$(563,681)	$ 10,759	$409,644
Net income	---	---	---	---	---	37,428	---	---	37,428
Unrealized gains on securities	---	---	---	---	---	---	---	3,834	3,834
Total Comprehensive Income									41,262
Shares sold	---	---	40,000	---	891	---	---	---	891
Shares repurchased	---	---	(23,860)	---	(578)	---	---	---	(578)
Shares issued in conversion of convertible
debentures to common stock	---	---	26,993	---	189	---	---	---	189
Shares issued in conversion of preferred
stock to common stock	(747,994)	(18,700)	676,922	7	18,693	---	---	---	---
Dividends to common stockholders	---	---	---	---	---	---	(34,751)	---	(34,751)
Dividends to preferred stockholders	---	---	---	---	---	---	(514)	---	(514)
BALANCE AT 9/30/04	---	$ ---	27,490,178	$274	$460,373	$539,849	$(598,946)	$ 14,593	$416,143

BALANCE AT 12/31/02	747,994	$18,700	26,682,994	$266	$440,360	$458,613	$(516,632)	$ (878)	$400,429
Net income	---	---	---	---	---	33,991	---	---	33,991
Unrealized gains on securities	---	---	---	---	---	---	---	6,710	6,710
Total Comprehensive Income									40,701
Shares sold	---	---	28,000	---	349	---	---	---	349
Shares issued in conversion of convertible
debentures to common stock	---	---	42,989	---	305	---	---	---	305
Dividends to common stockholders	---	---	---	---	---	---	(32,075)	---	(32,075)
Dividends to preferred stockholders	---	---	---	---	---	---	(1,192)	---	(1,192)
BALANCE AT 9/30/03	747,994	$18,700	26,753,983	$266	$441,014	$492,604	$(549,899)	$ 5,832	$408,517

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

Note 1. SIGNIFICANT ACCOUNTING POLICIES:

We, the management of National Health Investors, Inc., believe that the unaudited financial statements to which these notes are attached include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2003 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. Our audited December 31, 2003 financial statements are available at our web site: www.nhinvestors.com.

Note 2. NEW ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. FIN 46, as revised by the FASB, generally requires that variable interest entities must be consolidated by their primary beneficiary effective March 31, 2004. The Company adopted FIN 46 at March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company has five first mortgage loans with five variable interest entities (total outstanding balances of $19,305,000 at September 30, 2004) that operate five skilled nursing facilities. However, the Company is not the primary beneficiary of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the outstanding balance of the first mortgage notes receivable.

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

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding December 31, 2001	340,074	$23.460
Options granted	45,000	14.720
Options expired	105,074	36.000
Options exercised	45,000	11.600
Outstanding December 31, 2002	235,000	18.440
Options granted	90,000	15.733
Options expired	32,500	37.923
Options exercised	35,000	12.910
Outstanding December 31, 2003	257,500	15.789
Options granted	60,000	23.900
Options expired	2,500	14.500
Options exercised	40,000	22.275
Outstanding September 30, 2004	275,000	16.627

Exercisable September 30, 2004	135,000	18.833

Options	Exercise	Remaining Contractual
Outstanding	Price	Life in Years
140,000	$ 14.50	1.08
15,000	10.125	.67
15,000	14.72	2.58
45,000	16.35	3.58
60,000	23.90	4.58
275,000

The weighted average remaining contractual life of options outstanding at September 30, 2004 is 2.32 years. NHI's Board of Directors has authorized an additional 450,800 shares of common stock that may be issued under the stock option plans.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's net income or earnings per share for the three and nine months ended September 30, 2004 and 2003.

Note 4. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by leased facilities and operating facilities:

(Dollars in thousands)

	September 30, 2004			December 31, 2003
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 29,206	$ 4,059	$ 33,265	$ 29,250	$ 4,350	$ 33,600
Buildings and improvements	300,629	64,396	365,025	301,347	64,868	366,215
Construction in progress	33	389	422	33	555	588
	329,868	68,844	398,712	330,630	69,773	400,403
Less accumulated depreciation	(99,240)	(20,974)	(120,214)	(92,389)	(18,549)	(110,938)
Real estate properties, net	$230,628	$ 47,870	$278,498	$238,241	$ 51,224	$289,465

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

Washington State Properties - During 1998, we took over the operations of four long-term care properties in Washington State. The operating results of these facilities were included in our financial statements from 1998 until the operations were disposed of during 2003 and 2004.

New England Properties - During 1999, we took over the operations of three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. During 2001, we sold the properties to a not-for-profit entity and provided 100% financing. We have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at September 30, 2004 of $27,737,000 is realizable.

Kansas and Missouri Properties - In July 2001 we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our consolidated financial statements since that date. NHC has been engaged to manage these facilities. Management believes that the carrying amount of these properties at September 30, 2004 of $20,133,000 is realizable.

Manor House of Charlotte - During 2002, we took over ownership of an assisted living facility in Charlotte, North Carolina. The property was immediately leased to a new operator. We believe the carrying amount of our net investment in this property at September 30, 2004 of $1,963,000 is realizable.

Marriott Senior Living Services - In July 2003, we reached an agreement with Marriott Senior Living Services ("Marriott") to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey. Under the terms of the settlement with Marriott, we were paid $6,211,000 to settle our claims for certain deferred maintenance and repairs, for accrued real estate taxes, and to compensate us for future rental periods. $1,580,000 has been reserved for maintenance and repairs, $223,000 was allocated to property taxes and $4,408,000 was recognized as rental income in the third quarter of 2003.

Based on our impairment analysis, we recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. Lease income of $1,730,000 and $7,627,000 (including the $4,408,000 discussed above) was recognized on these four facilities for the nine months ended September 30, 2004 and 2003, respectively. We believe that the carrying amount of these properties at September 30, 2004 of $37,805,000 is realizable.

Note 5. MORTGAGE AND OTHER NOTES RECEIVABLE:

Note Receivable from National Health Realty, Inc.

Effective December 31, 2002, we purchased from National Health Realty, Inc. ("NHR") three mortgage notes receivable at a par value of $15,672,000. The transfer agreement allowed us to require NHR to repurchase the transferred notes upon 60 days notice, at a price equal to the outstanding principal and interest balance or require NHR to make up any shortage in debt service payments if not made by the debtors. The agreement also provided that NHR could repurchase the notes from us on or after July 1, 2003 at a price equal to the then outstanding principal and interest balance. Consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), we accounted for the transfer of the notes receivable from NHR as a loan to NHR rather than as a purchase of the notes. As a result, we recognized notes receivable from NHR on our consolidated balance sheet of December 31, 2002 and recognized interest income from NHR during 2003. NHR repurchased the notes in December 2003 at the outstanding principal balance of $14,922,000 plus accrued interest. NHR is another REIT to which NHC provides advisory services. NHR owns 225,000 shares of our common stock.

Installment Method Mortgage Receivable

Autumn Hills Convalescent Centers, Inc. (HSM of Texas, new borrower) - In January 2003, NHI foreclosed on the properties and sold them to an unrelated not-for-profit entity providing seller financing. NHI accounts for the sale of the properties using the installment method, consistent with the provisions of SFAS 66. Management believes the outstanding balance of $24,898,000 at September 30, 2004 is realizable. The average recorded investment in the loan was $26,195,000 and $30,640,000 for the nine months ended September 30, 2004 and 2003, respectively. The related amount of interest income recognized on the loan was $2,215,000 and $2,247,000 for the nine months ended September 30, 2004 and 2003, respectively.

Mortgage Receivable

American Medical Associates, Inc. ("AMA") - On May 1, 2004, NHI provided financing to the new purchasers of the three Florida-based nursing homes formerly owned by American Medical Associates, Inc. The amount of the new mortgage loans total $14,500,000 and the notes mature May 14, 2009.

We are also committed to funding up to $1,775,000 in working capital loans to the purchaser. The working capital loans mature on May 14, 2005, carry a 6% interest rate, and have a total outstanding balance of $375,000 at September 30, 2004.

Management believes that the remaining carrying amount of $8,276,000 at September 30, 2004 is supported by the value of the collateral. The average recorded investment in the mortgage loans was $8,329,000 and $8,382,000 for the nine months ended September 30, 2004 and 2003, respectively. The related amount of interest income recognized on the mortgage loans was $458,000 and $-0- for the nine months ended September 30, 2004 and 2003, respectively.

Borrower Bankruptcy and Other Non-Performing Loans

Midwest Nursing Home Investors, Inc. ("Midwest") - The three properties have been foreclosed upon and two of the facilities are leased to a new operator and one is released to the prior operator pending a change of licensure. Payments under the new leases are current. Management's analysis of the future expected cash flows consistent with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15" ("SFAS 114"), historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002 and an additional writedown of $2,000,000 during 2003. Management believes that the remaining carrying value amount of $4,324,000 at September 30, 2004 is supported by the value of the collateral. The average recorded investment in the Midwest loan was $4,324,000 and $6,465,000 for the nine months ended September 30, 2004 and 2003, respectively. The related amount of interest income recognized on the loan was $44,000 and $474,000 for the nine months ended September 30, 2004 and 2003, respectively.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by five properties which are operated by Allgood. After a writedown of $5,000,000 in 2002, the loans have a book value of approximately $15,716,000 at September 30, 2004 which management believes is realizable. As a result of payment and technical defaults, the loans have been declared in default and the principal amount due has been accelerated. During the third quarter of 2003, NHI received a $1,000,000 payment from a guarantor of the loan. In return, that guarantor was released from further personal liability. The average recorded investment in the Allgood loans were $15,716,000, and $16,113,000 for the nine months ended September 30, 2004 and 2003, respectively. Beginning in January, 2004, the borrower voluntarily began making monthly payments of $86,700. The related amount of interest income recognized on the loans was $780,000, and $-0- for the nine months ended September 30, 2004 and 2003, respectively.

Somerset on Lake Saunders - Management's analysis of the future cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value during the first quarter of 2003. This loan was sold in January 2004 for cash proceeds of $1,750,000 resulting in a gain of $1,302,000, which is included in loan recoveries.

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

Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

	September 30, 2004	December 31, 2003
Gross unrealized gains	$14,729,000	$10,907,000
Gross unrealized losses	(136,000)	(148,000)
	$14,593,000	$10,759,000

During the nine months ended September 30, 2004 and 2003, we received and recognized $3,291,000 and $3,469,000, respectively, of dividend and interest income from our marketable securities. Such income is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in marketable securities during the nine months ended September 30, 2004 was $10,823,000. Gross investment gains of $2,682,000 were realized on these sales during the nine months ended September 30, 2004, $687,000 of which is included in security recoveries and $1,995,000 of which is included in non-operating income in the consolidated statements of income.

Assisted Living Concepts, Inc. Convertible Debentures - During 2002, in order to protect our status as a REIT, we sold a portion of our investments in Assisted Living Concepts, Inc. convertible debentures to an employee of our investment advisor, NHC. Proceeds included a note receivable of $5,818,000 after a cash payment of $650,000 received in 2001. No gain or loss was realized on this sale during 2002. Our collateral on the note consisted of the underlying securities. As a result, the note receivable was subject to a risk of accounting loss if the underlying value of the collateral declined below the carrying value of the note receivable. The note was a non-recourse promissory note which bore interest at a variable rate (LIBOR plus ..5% at December 31, 2003) and provided for periodic escalation of the rate. The note was scheduled to mature June 30, 2012, and had a balance of $4,593,000 at December 31, 2003, after payments of $1,225,000 during 2003. The note was collected in February 2004 for proceeds of $4,593,000.

The carrying value but not the face amount of the ALC debentures owned by us was reduced by $72,000 and $659,000 related to a securities litigation settlement during 2003 and 2002, respectively. ALC debentures with a face amount of $126,000 and a carrying value of $114,000 were called by ALC in May 2003. ALC debentures with a face amount of $406,000 and carrying value of $372,000 were called by ALC in October 2002. The remaining ALC debentures with a face amount of $4,655,000 and a carrying value of $4,013,000 were called during January 2004 for proceeds of $4,700,000 resulting in a gain of $687,000 which is included in security recoveries discussed above.

Eldertrust Common Stock - During the first quarter of 2004, 316,900 shares of Eldertrust common stock with a carrying amount of $3,293,000 were called for $12.50 cash per share resulting in cash proceeds of $3,961,000 and a gain of $668,000, which is included in non-operating income discussed above.

American Retirement Common Stock - During the second quarter of 2004, 426,700 shares of American Retirement common stock with a carrying amount of $834,000 were sold, resulting in cash proceeds of $2,160,000 and a gain of $1,326,000, which is included in non-operating income discussed above.

LTC Properties, Inc. Common Stock - During 1998 and 1999, NHI purchased 774,800 shares of LTC common stock for $10,762,000. As a result of an other than temporary impairment in value of its investment and in accordance with the provision of SFAS 115, NHI recognized a $5,555,000 realized loss on this investment during the year ended December 31, 2002. NHI believes that the carrying value of this investment of $13,861,000 at September 30, 2004 is realizable.

Note 7: DEBT, PREFERRED STOCK AND RELATED GUARANTEES

Tax Exempt Bonds - First mortgage bonds purchased in 2001, having a balance of $330,000 and $460,000 at September 30, 2004 and December 31, 2003, respectively, offset NHI's debt obligations in the consolidated balance sheet. In regard to its investment in and liability under these first mortgage bonds, NHI has a legal right of offset. Mortgage bonds, secured by letters of credit issued by commercial banks, with a principal balance of $9,110,000 were remarketed during 2003 at no gain or loss.

Nonrecourse mortgage note - In September 2001 we took ownership of six nursing homes in Texas and recorded certain nonrecourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,689,000. Through a separate participation agreement, NHI and SouthTrust Bank each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a note receivable from SouthTrust Bank for $19,052,000, with a legal right of offset against the nonrecourse debt, resulting in net debt of $25,637,000 outstanding at September 30, 2004.

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

Note 8. COMMITMENTS, CONTINGENCIES AND GUARANTEES:

At September 30, 2004, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for one long-term health care center and one assisted living facility, at rates ranging from 10.0% to 10.5%.

We have also guaranteed bank loans in the amount of $225,000 to key employees utilized for the exercise of stock options. The loan guarantees, which are limited to $100,000 per individual per year, are with full recourse and are collateralized by marketable securities equal to at least 125% of the loan amount outstanding. The individual borrowers also personally guarantee the loans. None of the outstanding loans are to or for any director or executive officer. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding. We have not accrued a liability for our potential obligation under these guarantees.

We believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our 2001 and 2000 federal tax returns have been audited by the Internal Revenue Service, resulting in no change. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

Contingency related to damaged property

One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The lease requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from its use of the property. Although NHI had been named as a defendant in 32 lawsuits, 28 of these lawsuits have been settled at no cost to NHI. At September 30, 2004, NHI has not accrued any liability for this contingent liability but will continue to monitor the situation and establish liability reserves when appropriate.

A provision of the lease allows that if substantial damage occurs during the lease term, NHC may terminate the lease with respect to the damaged property. During October 2004, NHC exercised its right to terminate the lease on the Nashville facility. As a result, NHI is entitled to receive all property insurance proceeds paid as a result of the fire. NHI retains the right to the bed license following lease termination. Until a replacement building is completed, no additional rent will be received on the Nashville facility. Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
BASIC:
Weighted average common shares	27,488,855	26,739,985	27,178,491	26,716,411

Income from continuing operations	$12,049,000	$11,872,000	$36,640,000	$33,600,000
Dividends paid to preferred stockholders	--	(397,000)	(514,000)	(1,192,000)
Income from continuing operations available to
common stockholders	12,049,000	11,475,000	36,126,000	32,408,000
Discontinued operations	(17,000)	(817,000)	788,000	391,000

Net income available to common stockholders	$12,032,000	$10,658,000	$36,914,000	$32,799,000

Income from continuing operations per
common share	$ .44	$ .43	$ 1.33	$ 1.22
Discontinued operations per common share	--	(.03)	.03	.01
Net income per common share	$ .44	$ .40	$ 1.36	$ 1.23

DILUTED:
Weighted average common shares	27,488,855	26,739,985	27,178,491	26,716,411
Stock options	113,188	51,401	105,401	34,443
Convertible subordinated debentures	167,323	207,693	173,330	222,489
Adjusted weighted-average common shares outstanding	27,769,366	26,999,079	27,457,222	26,973,343

Income from continuing operations	$12,049,000	$11,872,000	$36,640,000	$33,600,000
Dividends paid to preferred stockholders	--	(397,000)	(514,000)	(1,192,000)
Interest on convertible subordinated debentures	29,000	37,000	91,000	115,000
Income from continuing operations available to
common stockholders	$12,078,000	$11,512,000	$36,217,000	$32,523,000

Discontinued operations	(17,000)	(817,000)	788,000	391,000
Net income available to common stockholders
assuming conversion of convertible
subordinated debentures to common stock,
if dilutive	$12,061,000	$10,695,000	$37,005,000	$32,914,000

Income from continuing operations per
common share	$ .43	$ .43	$ 1.32	$ 1.21
Discontinued operations per common share	--	(.03)	.03	.01
Net income per common share	$ .43	$ .40	$ 1.35	$ 1.22

Incremental Shares Excluded Since Anti-dilutive:
Convertible subordinated debentures	--	--	--	319,289
8.5% Preferred Stock	--	676,918	225,639	676,918
Stock options	--	30,000	--	30,000

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

Income from discontinued operations related to these facilities are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share amounts)	2004	2003	2004	2003
Revenues:
Rental income	$ --	$ 35	$ 29	$ 106
Facility operating revenue	(16)	2,680	691	9,658
	(16)	2,715	720	9,764
Expenses:
Depreciation	--	75	41	313
Facility operating expenses	1	3,060	1,143	10,595
	1	3,135	1,184	10,908
Operating loss	(17)	(420)	(464)	(1,144)
Gain (loss) on sale of assets	--	(397)	1,252	1,535
Total Discontinued Operations	$ (17)	$ (817)	$ 788	$ 391

Discontinued operations per common share:
Basic	$ --	$ (.03)	$ .03	$ .01
Diluted	$ --	$ (.03)	$ .03	$ .01

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

1993 REMIC - During 2003 we collected $21,032,000 on the 1993 REMIC and extended the due date of the three remaining mortgages until December 31, 2004. During 2003 and the first six months of 2004, we recognized additional interest income of $709,000 and $1,182,000, respectively, reflecting amortization of our carrying value to the amount ultimately expected to be collected in December 2004.

Collections of $13,126,000 were received during the first six months of 2004, of which $2,246,000 (the amount recognized as a writedown in 2000) is included in REMIC recoveries, and resulting in no balance outstanding at June 30, 2004.

1995 REMIC - At December 31, 2003 and 2002, the net carrying value of the 1995 REMIC was $6,346,000. We have from time to time received advances from the servicer of the 1995 REMIC that we did not record as interest income because of a potential obligation to repay the amounts to the servicer. We received $3,000,000 of such advances prior to 2002 and $1,319,000 of such advances during 2002. The obligation to repay $2,671,000 of the advances was removed during 2002, and we recorded that amount as interest income. As of December 31, 2002, we had a remaining repayment obligation of $1,648,000 to the servicer. At December 31, 2003, we had a repayment obligation of $3,006,000 after a reduction in interest income for 2003 of $1,358,000.

During the second quarter of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at June 30, 2004. No interest income was recognized on the 1995 REMIC during the nine months ended September 30, 2004.

Note 12 - EVENT SUBSEQUENT TO BALANCE SHEET DATE

Effective November 1, 2004, we assigned our Advisory Agreement with National HealthCare Corporation to a new independent company formed by NHI's President and Board Chairman, W. Andrew Adams.

We believe it to be in the best interest of NHI to accentuate its independence from NHC, its largest tenant. Therefore, Mr. Adams has assumed the responsibilities of the Advisory Agreement. To assure independence from NHC, Mr. Adams has resigned as CEO and terminated his managerial responsibilities with NHC. He will out source non-managerial functions of the Advisory Agreement such as payroll processing, accounting and the like to NHC. During the immediate future, Mr. Adams will remain on the NHC Board as Chairman, focusing only on strategic planning, but will have no management involvement with NHC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 2004, we had interests in owned real estate, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $479,508,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

As of September 30, 2004, we were diversified with investments in 161 health care facilities located in 18 states consisting of 116 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 17 assisted living facilities, 6 retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $139,317,000 aggregate principal amount of loans to 16 borrowers, and $278,498,000 of purchase leaseback transactions with 12 lessees. Of these 161 facilities, 17 were acquired through foreclosure and are owned (of which 9 are operated by us) and 38 are leased to National HealthCare Corporation ("NHC"). The 9 facilities operated by us and 8 facilities operated by others are managed by subsidiaries of NHC. NHC is our investment advisor. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 11.69% of total invested assets on September 30, 2004.

At September 30, 2004, 29.3% of the total invested assets of the health care facilities were operated by public operators, 67.71% by regional operators, and 2.99% by small operators.

Areas of Focus

Coinciding with the implementation of the Prospective Payment System for Medicare Payments to nursing homes in 1999 and the resulting decrease in revenues to health care providers, we significantly curtailed our new investments. Instead, we began focusing our attention on returning our non-performing loans to performing status. Although our efforts are not complete, we continue to make progress in this regard.

We also started focusing on lowering our debt. Our debt to capitalization ratio on September 30, 2004 was 27.4%, the lowest level in our 12 year history. Our liquidity is also strong. Our cash and marketable securities totaled 96.0% of total debt outstanding at September 30, 2004.

Reflecting this progress and our improving outlook for the healthcare industry, we anticipate making some new investments during the remaining portion of 2004 while continuing to monitor and improve our existing properties. Even as we make new investments, however, we expect to maintain a relatively low level of debt vs. equity compared to our historical levels.

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

Liquidity and Capital Resources

Sources and Uses of Funds

We have generated net cash from operating activities during the nine months ended September 30, 2004 totaling $39,909,000, a decrease of $5,069,000 compared to $44,978,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization, provision for investment losses, and working capital changes. The $39,909,000 net cash provided from operating activities for the nine months ended September 30, 2004 is composed of increases due to net income of $37,428,000 and depreciation of $10,540,000. This was offset by net loan, realty, REMIC, and security recoveries of $896,000, gain on sale of real estate of $1,252,000, gain on sale of marketable securities of $1,995,000, discount and deferred income amortization of $1,421,000, and working capital increases of $2,606,000.

The $44,978,000 net cash provided from operating activities for the nine months ended September 30, 2003 is composed of increases due to net income of $33,991,000, depreciation of $11,567,000 and loan and realty impairment loss expense of $6,900,000. This was offset by gain on sale of real estate of $1,535,000, discount and deferred income amortization of $888,000, and working capital increases of $5,305,000.

Net cash provided by investing activities during the nine months ended September 30, 2004 totaled $36,481,000 compared to $26,145,000 in the corresponding period of the prior year. Cash flows provided from investing activities during the nine months ended September 30, 2004 included collections on mortgage and other notes receivable of $12,752,000 compared to $18,809,000 for the same period in 2003. Collections are down because of mortgage payoffs in the prior period. Collections on real estate mortgage investment conduits provided $13,126,000 during the nine months ended September 30, 2004 as we collected in full the 1993 REMIC. Marketable securities were sold or called and converted to cash of $10,823,000 during the nine months ended September 30, 2004. Disposition of property and equipment provided $2,789,000 and $9,382,000 of cash proceeds for the nine months ended September 30, 2004 and 2003, respectively.

Cash flows used in investing activities during the nine months ended September 30, 2004 included investments in real estate properties of $1,110,000, in mortgage and other notes receivable of $875,000, and in marketable securities of $1,024,000. Cash flows used in investing activities in the prior period included investments in real estate properties of $563,000 and in mortgage notes receivable of $1,681,000. While during 2003 we concentrated our efforts in monitoring and improving our existing properties, we expect during the remaining portion of 2004 to begin making some new investments from our own available cash and cash flows.

Net cash used in financing activities during the nine months ended September 30, 2004 totaled $43,071,000 compared to $65,032,000 in the corresponding 2003 period. Cash flows used in financing activities for the nine months ended September 30, 2004 included principal payments on debt of $6,417,000 and dividends paid to stockholders of $36,967,000. This compares to the corresponding prior period activity of principal payments on debt of $2,671,000, payments of convertible debentures of $39,917,000 and dividends paid to stockholders of $31,903,000.

Cash flows provided by financing activities during the nine months ended September 30, 2003 included $9,110,000 from debt proceeds related to first mortgage tax exempt bonds owned which were sold and no longer offset the respective debt.

Preferred Stock Conversion

On April 30, 2004, 100% of NHI's 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000 was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Consequently, preferred dividends accrued and paid for the quarter ended June 30, 2004 decreased $281,000, offset by common dividends accrued of approximately $288,000 on the new common shares.

Subsequent to June 30, 2004, based upon the current quarterly dividend payout of 42.5 cents per common share, cash flows will be increased by approximately $109,000 per quarter due to the difference in total dividends paid on the newly issued common shares versus the dividends paid on the converted preferred stock.

Contractual Obligations and Contingent Liabilities

As of September 30, 2004, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt	$155,683	$ 3,896	$ 9,802	$134,444	$7,541
Convertible debentures	1,162	---	1,162	---	---
Construction loan commitments	739	---	739	---	---
Management fees to NHC	13,306	13,306	---	---	---
	$170,890	$17,202	$11,703	$134,444	$7,541

We have guaranteed additional debt obligations totaling approximately $225,000 which are not included in the table above because we do not expect to fund these commitments.

Interest expense has not been included in the above table due to the difficulty in projecting variable rate interest. In the first nine months of 2004, our cash payments for interest were $7,656,000.

Liquidity

At the end of the nine months ended September 30, 2004, our liquidity is strong, with cash and marketable securities totaling approximately 96.0% of total debt outstanding. Further, our debt to book capitalization ratio declined to 27.4%, the lowest level in our 12 year history.

In the first quarter of 2003, we redeemed ahead of schedule $39.9 million of convertible subordinated debentures that were due in February 2004.

Our next significant debt maturities (primarily related to our $100 million unsecured public notes) are in 2007.

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ended December 31, 2004 and thereafter. NHI declared a dividend of 42.5 cents per common share to shareholders of record on March 31, 2004 payable on May 10, 2004, a dividend of 42.5 cents per common share to shareholders of record June 30, 2004 payable on August 10, 2004 and a dividend of 42.5 cents per common share to shareholders of record September 30, 2004 payable on November 10, 2004.

Commitments

At September 30, 2004, we were committed, subject to due diligence and financial performance goals, to fund approximately $739,000 in health care real estate projects, none of which is expected to be funded within the next 12 months. The commitments include additional investments for one long-term health care center, and one assisted living facility, at rates ranging from 10.0% to 10.5%.

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

Of our $278,498,000 net investment in real estate properties at September 30, 2004, approximately $87,638,000 have been identified as impaired investments. Impaired properties include properties which we operate and which are identified as foreclosure properties for federal income tax purposes.

Of our $139,317,000 total net investment in mortgage and other notes receivable at September 30, 2004, approximately $53,214,000 of receivables have been identified as non-performing loans.

The following table summarizes our writedowns and recoveries for the nine months ended September 30, 2004 and 2003 which are based upon the provisions of SFAS 114 and SFAS 144:

Writedowns (Recoveries)	Nine Months Ended
	September 30
(in thousands)	2004	2003
Real estate	$ ---	$5,400
Mortgages	(1,302)	1,500
	$ (1,302)	$6,900

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

Security Losses (Recoveries)

The following table summarizes our security writedowns and recoveries for the nine months ended September 30, 2004 and 2003 which are based on the provisions of SFAS 115:

Writedowns (Recoveries)	Nine Months Ended
	September 30
(in thousands)	2004	2003
Securities	$(687)	$ ---

We believe that the carrying amounts of our investments in securities are realizable. However, future events could require us to make significant adjustments to our carrying amounts ($23,561,000 at September 30, 2004).

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

During the second quarter of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at June 30, 2004. The loans in the 1995 REMIC pool have a value which is not expected to result in any additional payments to us. No interest income was recognized on the 1995 REMIC during the nine months ended September 30, 2004.

The following table summarizes our REMIC writedowns and recoveries for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
Writedowns (Recoveries)	September 30
(in thousands)	2004	2003
REMICs	$1,093	$ --

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net income for the three months ended September 30, 2004 is $12,032,000 versus net income of $11,055,000 for the same period in 2003, an increase of 12.9%. Diluted earnings per common share increased three cents or 7.5% to 43 cents in the 2004 period from 40 cents in the 2003 period.

Total revenues for three months ended September 30, 2004 decreased $4,158,000 or 9.8% to $38,308,000 from $42,466,000 for the three months ended September 30, 2003. Revenues from mortgage interest income decreased $366,000, or 7.9%, when compared to the same period in 2003. Revenues from rental income decreased $5,651,000, or 31.7% in 2004 as compared to 2003. Facility operating revenue increased $1,859,000 or 9.3% in 2004 compared to 2003.

Of the $366,000 decrease in mortgage interest income, decreases were due to $336,000 related to the repurchase of the National Health Realty, Inc. note by NHR in December 2003 and $445,000 was related to a decrease in income from REMICs. This is partially offset by a $522,000 increase in income from non-performing loans.

The $5,651,000 decrease in rental income in 2004 resulted primarily from termination of leases in July 2003 with Marriott International on four Brighton Gardens assisted living facilities and a related settlement resulting in $4,408,000 recognized as rental income in the third quarter of 2003. Furthermore, $1,243,000 of additional rental income was recognized in the third quarter of 2003 from leases of certain assisted living facilities to Alterra and other previous owners and operators.

The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the three months ended September 30, 2004.

Total expenses for the three months ended September 30, 2004 decreased $4,527,000 or 14.0% to $27,853,000 from $32,380,000 for 2003. Interest expense decreased $332,000 or 9.7% in 2004 as compared to 2003. Facility operating expense increased by $1,238,000 or 6.6% in 2004 compared to 2003.

Interest expense for the three months ended September 30, 2004 decreased primarily due to conversion of debentures of $252,000 and payment of debt of $12,519,000 since September 2003.

There was a realty impairment loss of $5,400,000 for the three months ended September 30, 2003 to reflect the lower rent expected on one of the Brighton Gardens assisted living facilities.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above.

Non-Operating Income -

Investment interest and other income for the three months ended September 30, 2004 decreased $192,000 or 10.8% compared to the same period in 2003. Investment interest and other income for the three months ended September 30, 2004 includes $1,089,000 of dividend and interest income from marketable securities compared to $1,134,000 for the prior period in 2003.

Discontinued Operations -

During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility and sold two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. During the second quarter of 2004 this facility was sold for proceeds of $1,034,000 resulting in a loss of $345,000. A nursing facility in Dawson Springs, Kentucky with a carrying value of $158,000 was sold on April 1, 2004 for proceeds of $1,755,000 resulting in a $1,597,000 net gain on the sale of this facility. For the three months ended September 30, 2004 and 2003, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net income for the nine months ended September 30, 2004 is $37,428,000 versus net income of $33,991,000 for the same period in 2003, an increase of 10.1%. Diluted earnings per common share increased 13 cents or 10.7% to $1.35 in the 2004 period from $1.22 in the 2003 period.

Total revenues for nine months ended September 30, 2004 decreased $4,409,000 or 3.7% to $113,625,000 from $118,034,000 for the nine months ended September 30, 2003. Revenues from mortgage interest income decreased $945,000, or 6.3%, when compared to the same period in 2003. Revenues from rental income decreased $7,537,000, or 17.1% in 2004 as compared to 2003. Facility operating revenue increased $4,073,000 or 6.9% in 2004 compared to 2003.

Of the $945,000 decrease in mortgage interest income, $565,000 is related to previous mortgage payoffs and $1,016,000 is related to the repurchase of the National Health Realty, Inc. note by NHR in December 2003. This is partially offset by an $820,000 increase in income from non-performing loans and a $280,000 increase in income from REMICs.

The $7,537,000 decrease in rental income in 2004 resulted primarily from termination of leases in July 2003 with Marriott International on four Brighton Gardens assisted living facilities and a related settlement resulting in $4,408,000 recognized as rental income in 2003. Furthermore, rental income from the Marriott properties declined $1,490,000 in 2004 compared to the prior year. Furthermore, $1,639,000 of additional rental income was recognized in 2003 from leases of certain assisted living facilities to Alterra and other previous owners and operators.

The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the nine months ended September 30, 2004.

Total expenses for the nine months ended September 30, 2004 decreased $5,515,000 or 6.2% to $83,506,000 from $89,021,000 for 2003. Interest expense decreased $1,293,000 or 12.2% in 2004 as compared to 2003. Facility operating expense increased by $3,360,000 or 5.9% in 2004 compared to 2003. Loan recoveries were $1,302,000, REMIC recoveries were $2,246,000, security recoveries were $687,000, and REMIC writeoffs were $3,339,000 in 2004. There was $1,500,000 of loan losses in 2003, attributable to non-performing loans, and a realty impairment loss of $5,400,000 to reflect the lower rent expected on one of the Brighton Gardens assisted living facilities.

Interest expense for the nine months ended September 30, 2004 decreased primarily due to the March, 2003 payment of convertible debentures in the amount of $39,917,000, conversion of debentures of $252,000 and payment of debt of $12,519,000 since September 2003.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above.

Non-Operating Income -

Investment interest and other income for the nine months ended September 30, 2004 increased $1,934,000 or 42.2% compared to the same period in 2003. Investment interest and other income for the nine months ended September 30, 2004 includes $3,291,000 of dividend and interest income from marketable securities, a gain of $668,000 on the call of Eldertrust common stock for cash, and a gain of $1,326,000 on the sale of American Retirement common stock. Investment interest and other income for the nine months ended September 30, 2003 included $3,469,000 of dividend and interest income from marketable securities.

Discontinued Operations -

During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility and sold two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as "held for sale", consistent with the provisions of SFAS 144. During the second quarter of 2004 this facility was sold for proceeds of $1,034,000, resulting in a loss of $345,000. A nursing facility in Dawson Springs, Kentucky with a carrying value of $158,000 was sold on April 1, 2004 for proceeds of $1,755,000 resulting in a $1,597,000 net gain on the sale of this facility. For the nine months ended September 30, 2004 and 2003, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Funds From Operations

Our funds from operations ("FFO") for the nine months ended September 30, 2004, on a diluted basis was $44,687,000, an increase of $3,957,000 as compared to $40,730,000 for the same period in 2003. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

We believe that funds from operations is an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO. The term FFO was designed by the real estate investment trust industry to address this issue. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company's FFO to that of other REITs. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

We have complied with the SEC's interpretation that recurring impairments taken on real property may not be added back to net income in the calculation of FFO. The SEC's position is that recurring impairments on real property are not an appropriate adjustment.

The following table reconciles net income to funds from operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
(in thousands, except share and per share amounts)
Net Income	$12,032	$11,055	$37,428	$33,991
Dividends to preferred stockholders	--	(397)	(514)	(1,192)
Net income applicable to common stockholders	12,032	10,658	36,914	32,799
Elimination of non-cash items in net income:
Real estate depreciation	2,981	3,060	8,922	9,213
Real estate depreciation in discontinued operations	--	19	12	138
(Gain) loss on sale of real estate	--	397	(1,252)	(1,535)

Basic funds from operations applicable
to common stockholders	15,013	14,134	44,596	40,615
Interest on convertible subordinated debentures	29	37	91	115

Diluted funds from operations applicable
to common stockholders	$15,042	$14,171	$44,687	$40,730

Basic funds from operations per share	$ .55	$ .53	$ 1.64	$ 1.52
Diluted funds from operations per share	$ .54	$ .52	$ 1.63	$ 1.51

Shares for basic funds from operations per share	27,488,855	26,739,985	27,178,491	26,716,411
Shares for diluted funds from operations per share	27,769,366	26,999,079	27,457,222	26,973,343

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entities. FIN 46, as revised by the FASB, generally requires that variable interest entities must be consolidated by their primary beneficiary effective March 31, 2004. The Company adopted FIN 46 at March 31, 2004. The Company is not the primary beneficiary of any variable interest entity and, therefore, has not consolidated any additional entities as the result of adoption of FIN 46. The Company has five first mortgage loans with five variable interest entities (total outstanding balances of $19,305,000 at September 30, 2004) that operate five skilled nursing facilities. However, the Company is not the primary beneficiary of these variable interest entities. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is the outstanding balance of the first mortgage notes receivable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of September 30, 2004, $125,742,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments. The remaining $29,941,000 of our debt and $1,162,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $77,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $77,000.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $2,356,000 change in the fair value of our investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of our subordinated convertible debentures would result in a related $472,000 change in the fair value of the debenture instruments.

Item 4. Controls and Procedures.

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to September 30, 2004. PART II. OTHER INFORMATION

Item 1.     Legal Proceedings. None other than in the normal course of business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3.     Defaults Upon Senior Securities. None

Item 4.     Submission of Matters to a Vote of Security Holders. None

Item 5.     Other Information. None

Item 6.     Exhibits.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: November 5, 2004	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: November 5, 2004	/s/ Donald K. Daniel
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

Date: November 5, 2004

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

Date: November 5, 2004

/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National Health Investors, Inc.

For The Quarter Ended September 30, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Investors, Inc. ("Issuer") for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended September 30, 2004.

This Certification is executed as of November 5, 2004.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Investors, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.