Form 10-K
period 2004-12-31
NATIONAL HEALTH INVESTORS INC
filed 2005-03-07
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Maryland	62-1470956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Vine Street, Suite 1202, Murfreesboro, Tennessee 37130	37130
(Address of principal executive offices)	(Zip Code)

(615) 890-9100
(Company's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each Class	on which registered
Shares of Common Stock	New York Stock Exchange
Convertible Subordinated Debentures Due 2006 (Greater of Prime +	New York Stock Exchange
1% or 9%)
7.30% Notes Due 2007	----------

Securities registered pursuant to Section 12(g) of the Act: Same

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

The aggregate market value of voting stock held by nonaffiliates of the registrant was $596,789,694 as of June 30, 2004. The number of shares of Common Stock outstanding as of February 28, 2005 was 27,580,587.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for its 2005 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, and 13of this Form 10-K.

PART I

Item 1. Business.

General

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") which invests in income producing health care properties primarily in the long-term care industry. As of December 31, 2004, we had ownership interests in real estate and mortgage investments totaling approximately $390,242,000, and other investments in preferred stock and marketable securities of $67,230,000, resulting in total invested assets of $457,472,000. Our mission is to provide current income for distribution to stockholders through investments in health care related businesses and facilities, including long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities". We have funded these investments through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity in the form of common and preferred stock and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of straight debt. We currently have no outstanding bank lines of credit.

As of December 31, 2004, we had approximately $390,242,000 in real estate and mortgage investments in 152 health care facilities located in 18 states consisting of 107 long-term care facilities, one acute care hospital, four medical office buildings, 17 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consist of approximately $112,072,000 aggregate principal amount of loans to 14 borrowers and $278,170,000 of purchase leaseback agreements with 12 lessees. Of these 152 facilities, 38 are leased to or operated by National HealthCare Corporation ("NHC"), and four have lease guarantees extended to them by NHC.

We will continue to review our investment opportunities as we generate cash from our operating, investing and financing activities. At December 31, 2004, we were committed, subject to due diligence and financial performance goals, to fund approximately $8,239,000 in health care real estate projects. The commitments include investments for three long-term health care centers, and one assisted living facility all at rates ranging from 9.0% to 10.5%.

NHC has provided advisory services to us since our inception pursuant to an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement"). In addition, NHI and NHC have certain other relationships. Effective November 1, 2004, we assigned our Advisory Agreement with National HealthCare Corporation to a new independent company, HealthCare Advisors, LLC, formed by NHI's President and Board Chairman, W. Andrew Adams.

Unless the context indicates otherwise, references herein to "the Company", "we" and "our" include all of our subsidiaries.

Types of Health Care Facilities

Long-term care facilities. As of December 31, 2004, we owned and leased 68 licensed long-term care facilities, 35 of which were operated by NHC. Of the 33 remaining licensed long-term care facilities, 24 are leased to other long-term care companies. We also had outstanding first mortgage loans on 39 additional licensed long-term care facilities. All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level. Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

Acute and long term care hospitals. As of December 31, 2004, we owned and leased one acute care hospital. Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation. Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

Medical office buildings. As of December 31, 2004, we owned and leased four medical office buildings. Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients. Each of our owned medical office buildings is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee then leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

Assisted Living Facilities. We own 16 assisted living facilities which are leased to individual operators. We also have first mortgages on one additional assisted living project. Assisted living unit facilities are free standing facilities or facilities which are attached to long term care facilities or retirement facilities and provide basic room and board functions for the elderly. Some assisted living projects include licensed long term care (nursing home) beds. On-site staff are normally available to assist in minor medical needs on an as needed basis.

Retirement Centers. We own five retirement centers, three of which are leased to NHC, one to Sun Healthcare, and one to ElderTrust and have first mortgages on one other center. Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from government programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is normally required for long-term care facilities.

Residences for the developmentally disabled. As of December 31, 2004, we had outstanding first mortgage notes on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six to eight mentally and developmentally disabled persons. These persons obtain custodial care which includes food, lodging, education and transportation services. These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled. Services to the developmentally disabled are primarily paid for by state Medicaid programs.

Nature of Investments

Our investments are typically structured as either purchase leaseback transactions or mortgage loans. We also provide construction loans for facilities for which we have already committed to provide long-term financing or which agree to enter into a lease with us upon completion of the construction. The lease rates of our leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9% and 12% per annum. We typically charge a commitment fee of 1% based on the purchase price of the property of a purchase leaseback or the total principal loan amount of a mortgage loan. In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing. We believe our lease terms, mortgage loan and construction loan terms are competitive in the market place. Except for certain properties, as described under the heading "Non-Performing Mortgage and Other Notes Receivable" and "Foreclosure and Other Troubled Properties", all of the operating Health Care Facilities are currently performing under their mortgage loans or leases. Typical characteristics of these transactions are as follows:

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

Our existing leases contain annual escalators in rent payments. All of the acute care and medical office building properties which we own and lease gives the lessee an option to purchase the underlying property at the greater of i) our acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by us. In addition, the acute care and medical office building leases contain a right of first refusal for the lessee if we receive an offer to buy the underlying leased property.

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

Investment in REMIC Certificates - On November 9, 1993, NHI purchased for $34,196,000 a participating interest in a REMIC in the form of nine classes of certificates issued in the aggregate principal amount of $172,928,000 (the "1993 REMIC"). On December 29, 1995, NHI purchased from SouthTrust bank for $6,158,000 a participating interest in a real estate mortgage investment conduit ("REMIC") in the form of one class of certificates issued in the aggregate principal amount of $146,104,000 (the "1995 REMIC").

1993 REMIC - During 2003 we collected $21,032,000 on the 1993 REMIC and extended the due date of the three remaining mortgages until December 31, 2004. During 2003 and the first six months of 2004, we recognized additional interest income of $709,000 and $1,182,000, respectively, reflecting amortization of our carrying value to the amount ultimately expected to be collected in December 2004. Collections of $13,126,000 were received during the first six months of 2004, of which $2,246,000 (the amount recognized as a writedown in 2000) is included in REMIC recoveries, and resulting in no balance outstanding at December 31, 2004.

1995 REMIC - At December 31, 2003 and 2002, the net carrying value of the 1995 REMIC was $6,346,000. We have from time to time received advances from the servicer of the 1995 REMIC that we did not record as interest income because of a potential obligation to repay the amounts to the servicer. We received $3,000,000 of such advances prior to 2002 and $1,319,000 of such advances during 2002. The obligation to repay $2,671,000 of the advances was removed during 2002, and we recorded that amount as interest income. As of December 31, 2002, we had a remaining repayment obligation of $1,648,000 to the servicer. At December 31, 2003, we had a repayment obligation of $3,006,000 after a reduction in interest income for 2003 of $1,358,000. During the second quarter of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at December 31, 2004. No interest income was recognized on the 1995 REMIC during the year ended December 31, 2004.

Operating Facilities. We owned and operated 17 long-term health care facilities that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities to an unrelated not-for-profit entity, providing 100% financing. The operating revenues and expenses of these facilities continue to be recorded in the consolidated statements of income until such time as the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") are met at which time we will account for the sale under the full accrual method.

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

In mid 1998, the long term care industry began experiencing Medicare revenue reductions brought about by the enactment of the 1997 Balanced Budget Act ("BBA 97"). Additionally, the assisted living industry experienced slower fill-up rates on new projects and more competition for their mature projects as overbuilding occurred in certain markets. Beginning October 1, 2003, the Centers for Medicare and Medicaid Services increased reimbursement for Medicare Part A by 3.26% in addition to the annual inflationary increase of 3%. As a result, the long-term care industry appears to have stabilized, and we anticipate making new investments in 2005.

Operators

The majority of the Health Care Facilities are operated by the owner or lessee. As a percent of total investments, 31.04% of the Health Care Facilities are operated by publicly-owned companies, while 66.12% are operated by regional health care operators and 2.85% are operated by smaller operators. We consider the operator to be an important factor in determining the creditworthiness of the investment and we generally have the right to approve any changes in operators. Operators who collectively operate more than 3% of our total real estate investments are as follows: NHC, Allgood Healthcare Co., Health Services Management of Texas, LLC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., Eldertrust of Florida, RGL Development, LLC, Southeast Health Services and Regal Holdings, LLC. For additional information about these and other NHI operators, see "Non-Performing Mortgage and Other Notes Receivable" and "Foreclosure and Other Troubled Properties".

NHC Master Agreement to Lease

The Master Agreement to Lease (the "Master Agreement") with NHC covers 40 nursing homes and three retirement centers and contains terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases were for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. During 2000, four of the leases - all in Florida - were terminated and NHI re-leased the properties to third parties. Although NHC's rent obligations pursuant to the master lease are unchanged, NHC receives a credit for rents paid to NHI by the new operators of the four Florida centers. The new operators of these centers are current on their required payments as of December 31, 2004.

During the initial term and the first renewal term (which has been exercised by NHC), NHC is obligated to pay annual base rent for the respective Health Care Facilities aggregating $15.2 million plus additional rent described below. During the second renewal term, (which would commence January 1, 2007) NHC is required to pay annual base rent based on the then fair market rental of the property as negotiated at that time between NHC and the Company. The Master Agreement also obligates NHC to pay as additional rent under each Lease all payments of interest and principal and other payments due under each mortgage to which the conveyance of the respective Health Care Facility to us was subject or any refinancing of mortgage debt that matures or is required to be paid in its entirety during the term of the Lease. In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHC paid $4,124,000 as percentage rent for 2004.

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

Non-Performing Mortgage and Other Notes Receivable

As a result of gains realized on the 2004 sale of two mortgage loans with Somerset on Lake Saunders and Colonial Care, previously identified as impaired, recoveries of $3,302,000 were recorded in 2004. Based on our analysis of the future expected cash flows consistent with SFAS 114, historical occupancy, and operating income of these properties, we have recognized writedowns of $3,734,000 in 2003 and $17,500,000 in 2002. See "Borrower Bankruptcy and Other Non-Performing Loans" in Item 7 Management's Discussion and Note 4 to the financial statements for details about notes receivable that have been written down and other non-performing mortgages.

Foreclosure and Other Troubled Properties

Based on our analysis of the future expected cash flows consistent with SFAS 144, historical occupancy, and operating income of these properties, we have recognized writedowns of $-0- in 2004, $5,400,000 in 2003, and $-0- in 2002. See "Foreclosure and Other Troubled Properties" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the financial statements.

Impaired properties include foreclosure properties in Kansas, Missouri, Massachusetts and New Hampshire. NHC has been retained to manage these properties.

We are treating the Kansas and Missouri properties as foreclosure properties for federal income tax purposes in 2004. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purposes of the income-source tests that must be satisfied by REITs to maintain their tax status.

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

Collections of $13,126,000 were received during the first six months of 2004, of which $2,246,000 (the amount recognized as a writedown in 2000) is included in REMIC recoveries, and resulting in no balance outstanding at December 31, 2004.

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

During the second quarter of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at December 31, 2004. No interest income was recognized on the 1995 REMIC during the year ended December 31, 2004.

Loan, Realty and Security Loss (Recoveries)

During 2002 and 2003, we determined, based on events occurring during those years and based on the provisions of SFAS 114 and SFAS 144, that impairments of certain of our mortgage and real estate investments mentioned above had occurred. These investments were affected by bankruptcy filings, bankruptcy court rulings, non-receipt of payments and judgments about possible refinancing and other collateral values.

During 2004, loan loss recoveries of $3,302,000 have been recorded. The loan loss recoveries relate to gains realized on the 2004 sale of two mortgage loans related to Somerset on Lake Saunders and Colonial Care. These loans were previously identified as impaired in 2003, as a result of management's analysis of the future expected cash flows, historical occupancy, and operating income of the projects.

It is possible that additional events could occur that would indicate a further impairment of the net carrying amount of our investments. If such events occur, we will record additional loan loss provisions and realty impairment losses in the periods such events are known.

Commitments

We have received commitment fees for commitments to third parties to make loans and to fund construction projects totaling $8,239,000. Commitments include investment amounts for which we have received a commitment fee but which have not been funded as of December 31, 2004.

The following table sets forth certain information regarding our commitments as of December 31, 2004.

		Commitments
		Less Than	After
Facility Type	Facilities	One Year	One Year	Total
		(in thousands)
Long-term Care	3	$ 7,500	$215	$7,715
Assisted Living	1	--	524	524
Commitments	4	$7,500	$739	$8,239

Sources of Revenues

General. Our revenues are derived primarily from mortgage interest income, rental income and the operation of Foreclosure Properties. During 2004, mortgage interest income equaled $18,116,000 of which all except $267,000 was from non-NHC borrowers. Rental income totaled $48,004,000, $32,836,000 of which was from properties operated by NHC. The interest and rental payments are primarily derived from the operations of the Health Care Facilities. The source and amount of revenues from such operations are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs. Facility operating revenues are derived from the operations of the Foreclosure Properties and are determined by similar factors.

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

Governmental Funding of Medicare and Medicaid. Substantial cuts in Medicare payments to nursing home providers were made beginning with the implementation of the BBA and the Prospective Payment System in 1999. Congress attempted to partially address the financial stress caused by these cuts through the enactment of the Balance Budget Refinement Act (BBRA) in the Fall of 1999 and the Benefits and Improvement and Protection Act (BIPA) in 2000. The majority of improvements brought about by BBRA and BIPA, however, expired on September 30, 2002, again causing financial stress in the industry. Effective for the fiscal year beginning October 1, 2003, the Centers for Medicare and Medicaid services increased reimbursement for Medicare Part A by 3.26% in addition to the annual inflationary increase of 3%. The October 1, 2003 increases are substantially less than were the October 1, 2002 cuts. No material changes to reimbursement are expected until the Centers for Medicare and Medicaid Services (CMS) refines the current RUG III case-mix methodology.

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

Investment Policies

Our investment objectives are (i) to provide current income for distribution to our stockholders through investments primarily in health care related facilities, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders' capital. There can be no assurance that these objectives will be realized. We anticipate making some new investments beginning in 2005. If we were to make new investments, we would consider such factors, as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property; and (vii) the mix of private and government sponsored patients. There can be no assurances that investments containing these attributes will be found or closed.

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

Advisory Agreement

We entered into the Advisory Agreement on October 17, 1991 with NHC as "Advisor" under which NHC provided management and advisory services to us until November 30, 2004. Under the Advisory Agreement, we engaged NHC to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Advisory Agreement, NHC was subject to the supervision of and policies established by our Board of Directors.

The Advisory Agreement was initially for a stated term which expired December 31, 1997. Since then, the Agreement was on a year to year term, but terminable on 90 days notice, and terminable for cause at any time. For 1993 and later years, the Advisor was entitled to annual compensation which was calculated on a formula related to the increase in Funds from Operations per common share (as defined in the Advisory Agreement). In 2004, the annual compensation expensed under the Advisory Agreement was approximately $2,383,000.

Pursuant to the Advisory Agreement, the advisor manages all of our day-to-day affairs and provides all such services through its personnel or contractual agreements. The Advisory Agreement provides that without regard to the amount of compensation received by the Advisor under the Advisory Agreement, the Advisor shall pay all expenses in performing its obligations including the employment expenses of the personnel providing services to us. The Advisory Agreement further provides that NHI shall pay the expenses incurred with respect to and allocable to the prudent operation and business of NHI including any fees, salaries, and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of the Advisor.

Effective November 1, 2004, we assigned our Advisory Agreement with National HealthCare Corporation to a new independent company, HealthCare Advisors, LLC, formed by NHI's President and Board Chairman, W. Andrew Adams. We believe it to be in the best interest of NHI to accentuate its independence from NHC, its largest tenant. Therefore, Mr. Adams has assumed the responsibilities of the Advisory Agreement. To assure independence from NHC, Mr. Adams has resigned as CEO and terminated his managerial responsibilities with NHC. He will initially out source most functions of the Advisory Agreement such as payroll processing, accounting and the like to NHC. During the immediate future, Mr. Adams will remain on the NHC Board as Chairman, focusing on strategic planning, but will have no management involvement with NHC.

We have a shareholder approved option exercise loan guaranty program, the purpose of which is to facilitate key personnel exercising options to purchase NHI common stock. With passage of the Sarbanes/Oxley Act of 2002, programs of this nature are no longer authorized for directors and executive officers and outstanding loans, guarantees or similar credit arrangements with directors and executive officers must be terminated on their due date. None of the outstanding loan guarantees of NHI ($224,000 at December 31, 2004) are to or for any director or executive officer.

Investor Information

We maintain a worldwide web site at www.nhinvestors.com. We publish to this web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases. We do not necessarily have these filed the same day as they are filed with the SEC or released to the public, but rather have a policy of placing these on the web site within two (2) business days of public release or SEC filing.

We also maintain the following documents on the web site:

* The NHI Code of Ethics and Standards of Conduct. This has been adopted for all employees of our Administrative Services Contractor, officers and directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of conduct. To date there have been none.

* Information on our "NHI Valuesline", which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors. The toll free number is 800-526-4064 and the communications may be incognito, if desired.

* The NHI Restated Audit Committee Charter.

* The NHI Compensation Committee Charter.

* The NHI Nomination and Corporate Governance Committee Charter

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

Item 2. Properties.

NHI PROPERTIES

LONG TERM CARE
Center	City	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	151
NHC HealthCare, Moulton	Moulton	136

ARIZONA
Estrella Care and Rehab	Avondale	161

FLORIDA
The Manor at Gainesville	Gainesville	120
Ayers Health and Rehabilitation Center	Trenton	120
Bayonet Point Health & Rehabilitation Center	Hudson	180
Bear Creek Nursing Center	Hudson	120
Brooksville Healthcare Center	Brooksville	180
Cypress Cove Care Center	Crystal River	120
Heather Hill Nursing Home	New Port Richey	120
Jefferson Nursing Center	Monticello	60
Miracle Hill Nursing & Convalescent Center	Tallahassee	120
Williston Health Care Center	Williston	180
Osceola Health Care Center	St. Cloud	120
Palm Garden of Jacksonville	Jacksonville	120
Palm Garden of Pinellas	Largo	120
Parkway Health and Rehabilitation Center	Stuart	177
Pine Lake Nursing Home	Greenville	58
Lake Bennett Health and Rehabilitation Center	Ocoee	120
Royal Oak Nursing Center	Dade City	120
The Health Center of Merritt Island	Merritt Island	180
The Health Center of Plant City	Plant City	180
The Palms at Maitland*	Maitland	39
The Place at West Palm Beach*	West Palm Beach	47

GEORGIA
Ashton Woods	Rossville	157
Forrest Lake Manor	Martinez	100
Jennings Health Care Center	Augusta	100
Meadowbrook Nursing Center	Tucker	144
Moss Oaks Health Care Center	Pooler	122
Rossville Convalescent Center	Rossville	112
West Lake Manor	Augusta	100

IDAHO
Grangeville Care Center	Grangeville	60
Sunny Ridge Care Center*	Nampa	46

Center	City	Beds
KANSAS
Chanute HealthCare Center	Chanute	77
Council Grove HealthCare Center	Council Grove	80
Emporia Rehabilitation Center	Emporia	79
Haysville HealthCare Center	Haysville	119
Hoisington Rehabilitation Center	Hoisington	62
Larned HealthCare Center	Larned	54
Sedgwick HealthCare Center	Sedgwick	62

KENTUCKY
Tradewater Pointe	Dawson Springs	80
NHC HealthCare, Glasgow	Glasgow	206
NHC HealthCare, Madisonville	Madisonville	94

MASSACHUSETTS
John Adams Nursing Home	Quincy	71
Buckley Health Care Center	Greenfield	120
Holyoke Health Care Center	Holyoke	102
Longmeadow of Taunton	Taunton	100

MISSOURI
Charleviox HealthCare Center	St. Charles	142
Columbia HealthCare Center	Columbia	97
Joplin HealthCare Center	Joplin	92
NHC HealthCare, Desloge	Desloge	120
NHC HealthCare, Joplin	Joplin	126
NHC HealthCare, Kennett	Kennett	170
NHC HealthCare, Maryland Heights	St. Louis	220
NHC HealthCare, St. Charles	St. Charles	120
Town & Country HealthCare Center	Clayton	282

NEW HAMPSHIRE
Epsom Manor	Epsom	108
Maple Leaf Health Care Center	Manchester	114
Villa Crest Nursing Home*	Manchester	123

NEW JERSEY
Brighton Gardens of Edison*	Edison	30
Shore Meadows Rehab & Nursing Center*	Toms River	120
Royal Health Gate Nursing & Rehab*	Trenton	120

SOUTH CAROLINA
NHC HealthCare, Anderson	Anderson	290
NHC HealthCare, Greenwood	Greenwood	152
NHC HealthCare, Laurens	Laurens	176

Center	City	Beds
TENNESSEE
NHC HealthCare, Athens	Athens	98
NHC HealthCare, Chattanooga	Chattanooga	207
NHC HealthCare, Columbia	Columbia	106
NHC HealthCare, Dickson*	Dickson	191
NHC HealthCare, Franklin	Franklin	80
NHC HealthCare, Hendersonville	Hendersonville	122
NHC HealthCare, Hillview	Columbia	92
NHC HealthCare, Johnson City*	Johnson City	160
NHC HealthCare, Knoxville	Knoxville	139
NHC HealthCare, Lewisburg	Lewisburg	102
NHC HealthCare, McMinnville	McMinnville	150
NHC HealthCare, Milan	Milan	123
NHC HealthCare, Nashville (currently unoccupied)	Nashville	124
NHC HealthCare, Oakwood	Lewisburg	60
NHC HealthCare, Pulaski	Pulaski	102
NHC HealthCare, Scott	Lawrenceburg	62
NHC HealthCare, Sequatchie	Dunlap	120
NHC HealthCare, Smithville*	Smithville	114
NHC HealthCare, Somerville*	Somerville	72
NHC HealthCare, Sparta	Sparta	150
NHC HealthCare, Springfield	Springfield	107

TEXAS
Beaumont Health Care Center	Beaumont	82
Bonham Nursing & Retirement	Bonham	65
Cleveland Health Care Center	Cleveland	148
College Street Health Care Center	Beaumont	50
Columbus Nursing and Rehabilitation	Columbus	129
Conroe Health Care Center	Conroe	108
Denison Manor Nursing and Rehabilitation	Denison	71
Falfurrias Nursing and Rehabilitation	Falfurrias	98
Friendswood Health Care Center	Friendswood	102
Forest Lane Healthcare Center	Dallas	120
Heritage Manor - Canton	Canton	110
Heritage Place	Dallas	149
Heritage Oaks	Arlington	204
The Village at Richardson	Dallas	280
Huntsville Health Care Center	Huntsville	92
Kleburg Nursing & Rehabilitation	Kingsville	162
Lawrence Street Health Care Center	Tomball	150
Liberty Health Care Center	Liberty	118
Richmond Health Care Center	Richmond	92
Sugar Land Health Care Center	Sugarland	150
Terry Haven Nursing and Rehabilitation	Mt. Vernon	65
West Janisch Health Care Center	Houston	116
Willis Nursing and Rehabilitation	Willis	114
Willow Bend Nursing and Rehabilitation	Mesquite	162
Winterhaven Healthcare Center	Houston	160

Center	City	Beds
VIRGINIA
NHC HealthCare, Bristol	Bristol	120

WISCONSIN
Milwaukee South HealthCare Center	Milwaukee	191

ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital	Jackson	55

MEDICAL OFFICE BUILDINGS
		Square Footage
Center	City
FLORIDA
North Okaloosa	Crestview	27,017

ILLINOIS
Crossroads	Mt. Vernon	12,910

TEXAS
Hill Regional	Hillsboro	23,000
Pasadena	Pasadena	61,500

RETIREMENT CENTERS

Center	City	Beds
IDAHO
Sunny Ridge Care Center*	Nampa	117

MISSOURI
Lake St. Charles Retirement Center*	St. Charles	155

NEW HAMPSHIRE
Heartland Place	Epsom	60

TENNESSEE
Colonial Hill Retirement Center	Johnson City	63
Parkwood Retirement Center	Chattanooga	32

TEXAS
Tomball Retirement Center	Tomball	60

ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED

Center	City	Beds
ARIZONA
The Place at Gilbert	Gilbert	100
The Place at Glendale	Glendale	36
The Place at Tanque Verde	Tucson	42
The Place at Tucson	Tucson	92

FLORIDA
19th Street Group Home	Gainesville	6
107th Place Group Home	Belleview	6
Bessent Road Group Home	Starke	6
Claudia Drive Group Home	Jacksonville	6
Coletta Drive Group Home	Orlando	6
Frederick Avenue Group Home	Daytona Beach	6
High Desert Court Group Home	Jacksonville	6
Park Place of St. Augustine	St. Augustine	90
Plaza Oval Group Home	Casselberry	6
Rosewood Group Home	Ormond Beach	6
Second Street Group Home	Ocala	6
Spring Street Group Home	Lake City	6
Suffridge Drive Group Home	Bonita Springs	6
The Bridge at Maitland	Maitland	38
The Palms of Maitland*	Maitland	102
The Place at Daytona Beach	Daytona Beach	60
The Place at Maitland	Maitland	78
The Place at West Palm Beach*	West Palm Beach	104
Tunis Street Group Home	Jacksonville	6
Walnut Street Group Home	Starke	6

IDAHO
Sunny Ridge Care Center*	Nampa	20

MISSOURI
Lake St. Charles Retirement Center*	St. Charles	25

NEW JERSEY
Brighton Gardens of Edison*	Edison	98
Shore Meadows Rehab & Nursing Center*	Toms River	30
Royal Health Gate Nursing & Rehab*	Trenton	30

NORTH CAROLINA
The Place at Southpark	Charlotte	144

SOUTH CAROLINA
The Place at Conway	Conway	84

Center	City	Beds
TENNESSEE
717 Cheatam Street	Springfield	8
305 West Hillcrest Drive	Springfield	8
307 West Hillcrest Drive	Springfield	8
NHC HealthCare, Dickson*	Dickson	20
NHC HealthCare, Johnson City*	Johnson City	15
NHC HealthCare, Somerville*	Somerville	12
NHC HealthCare, Smithville*	Smithville	7
The Place at Gallatin	Gallatin	49
The Place at Kingsport	Kingsport	49
The Place at Tullahoma	Tullahoma	49

TEXAS
Medallion Senior Living	Dallas	109

*These facilities are listed in multiple categories.

As described in Note 3 to the Company's financial statements, certain of NHI's real estate properties are pledged as collateral on individual mortgage notes payable.

Item 3. Legal Proceedings.

Contingency related to damaged property

One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The building has been closed to patient care and NHC has elected to terminate its lease on the property. NHI is evaluating its options on the now empty building.

The lease, although terminated, requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from the use of the property including any negligence or violation by NHC, and this is being done.

NHI is a loss payee and additional named insured under the terms of NHC's property and casualty insurance policy. The policy includes business interruption insurance and NHI has received a settlement equal to rent due on the facility through the lease termination date. Rent income from the center has produced approximately $250,000 annually.

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

NHI has been named a defendant in thirty-two lawsuits filed by patients and/or representatives of patients arising out of the fire. Thirty of those lawsuits have been settled and dismissed. The remaining two cases have been consolidated in the Third Circuit Court for Davidson County, Tennessee. Discovery is ongoing in the remaining cases. NHI plans to vigorously defend against the allegations in these lawsuits. It is too early to make any assessment of any potential liability or cost to NHI.

At December 31, 2004, NHI has not accrued any liability for this contingent matter but will continue to closely monitor the situation. There can be no assurance that claims will not exceed the limits of the insurance coverage or that additional claims will not be asserted against NHI. NHI's potential liability from this incident or NHC's ability to meet any indemnification obligation to NHI cannot be determined at this time. If NHC were unable to meet its obligations to NHI either as to indemnification, if required, or as to the payment of rent, it may have a material adverse impact on our financial position, results of operations and cash flows.

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

Through the operation of our 17 foreclosure properties, we are subject to professional and general liability litigation for the provision of patient care. The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. We have maintained or caused the majority of our lessees or mortgagees to maintain insurance coverage for this type of litigation. In Florida, however, coverage is limited. We are subject to certain claims, none of which, in management's opinion, would be material to our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2003 Annual Meeting of the Shareholders was held on April 20, 2004, the results of which were included in the June 30, 2004, Form 10-Q filed with the SEC on August 9, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

Common Stock Market Prices and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol NHI. The closing price for NHI stock on February 28, 2005 was $25.98. As of December 31, 2004, there were approximately 1,200 holders of record of shares and we estimate that as of such date there were in addition in excess of 12,500 beneficial owners of the shares.

High and low stock prices and dividends for the last two years were:

	2004			2003
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$30.8300	$24.6800	$.425	$16.4000	$13.7000	$.40
June 30	30.7500	21.9200	.425	18.6100	15.0100	.40
September 30	29.6800	26.8480	.425	21.9500	18.0000	.40
December 31	30.4700	27.5000	.575	25.7100	18.1000	.50

Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2004	23,860	$30.49	N/A	N/A

Stock compensation expense of $6.24 per common share was incurred by the Company on the purchase of 23,860 common shares related to the cashless exercise of 30,000 common shares.

Item 6. Selected Financial Data.

The following table represents our financial information for the five years ended December 31, 2004. This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

NATIONAL HEALTH INVESTORS, INC.

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share amounts)

Year Ended December 31	2004	2003(a)	2002(a)	2001(a)	2000(a)

Net revenues	$ 155,559	$ 156,181	$ 150,219	$ 118,870	$ 124,623

Non-Operating Income	11,694	5,931	6,655	4,081	10,818
Income (Loss) from Continuing Operations	55,082	43,290	25,155	(1,392)	34,127
Discontinued Operations:
Operating income (loss) - discontinued	(246)	(1,017)	549	1,329	(403)
Net gain on sales of real estate	1,543	1,535	5,083	--	--
Net income (loss)	56,379	43,808	30,787	(63)	33,724
Income (loss) from Continuing Operations per common share:
Basic	$ 2.00	$ 1.56	$ .89	$ (.13)	$ 1.33
Diluted	1.99	1.55	.89	(.13)	1.33
Discontinued Operations per common share:
Basic	$ .05	$ .02	$ .21	$ .05	$ (.02)
Diluted	.04	.02	.21	.05	(.02)
Net income (loss) per common share:
Basic	$ 2.05	$ 1.58	$ 1.10	$ (0.08)	$ 1.31
Diluted	2.03	1.57	1.10	(0.08)	1.31

BALANCE SHEET DATA:
Mortgages and other notes receivable, net	$ 112,072	$ 149,892	$ 201,236	$ 324,230	$ 429,963
Real estate properties, net	278,170	289,465	304,394	323,266	278,004
Total assets	631,371	624,366	651,064	672,630	766,977
Debt	154,432	162,100	161,763	164,464	143,660
Credit facilities	--	--	--	--	83,000
Convertible subordinated debentures	1,116	1,351	41,633	62,643	114,281
Total stockholders' equity	425,539	409,644	400,429	397,793	397,409

OTHER DATA:
Common shares outstanding	27,545,018	26,770,123	26,682,994	26,004,318	24,392,157
Weighted average common shares:
Basic	27,257,826	26,727,814	26,453,053	24,466,850	24,383,932
Diluted	27,531,084	26,985,571	26,853,420	24,466,850	24,564,873

Common dividends declared per share	$ 1.85	$ 1.70	$ 1.40	$ 0.45	$ 1.28

(a) Prior period financial information has been reclassified for presentation of operations discontinued during 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of December 31, 2004, we had interests in real estate owned, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $457,472,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

As of December 31, 2004, we were diversified with investments in 152 health care facilities located in 18 states consisting of 107 long-term care facilities, one acute care hospital, four medical office buildings, 17 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $112,072,000 aggregate carrying value amount of loans to 14 borrowers and $278,170,000 of purchase leaseback transactions with 12 lessees. Of these 152 facilities, 17 were acquired through foreclosure and are owned (of which nine are operated by us) and 38 are leased to National HealthCare Corporation ("NHC"). The nine facilities operated by us and eight facilities operated by others are managed by subsidiaries of NHC. NHC was our investment advisor until November 1, 2004, when we assigned our Advisory Agreement with National HealthCare Corporation to a new independent company formed by NHI's President and Board Chairman, W. Andrew Adams. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 12.07% of total invested assets on December 31, 2004.

At December 31, 2004, 31.04% of the total invested assets of the health care facilities were operated by publicly-traded operators, 66.12% by regional operators, and 2.85% by small operators.

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

We also focused on lowering our debt. Our debt to capitalization ratio on December 31, 2004 was 26.8%, the lowest level in our 13 year history. Our liquidity is also strong with cash and marketable securities of $190,313,000 exceeding our total debt outstanding of $155,548,000 at the end of 2004.

Reflecting this progress and our improving outlook for the healthcare industry, we anticipate making some new investments in 2005 while continuing to monitor and improve our existing properties. Even as we make new investments, however, we expect to maintain a relatively low level of debt vs. equity compared to our historical levels.

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

Our significant accounting policies and the associated estimates, judgments and the issues which impact these estimates are as follows:

1) Valuations and impairments to our investments - Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement were imposed effective October 1, 2002 followed by only modest improvements implemented for the fiscal year beginning October 1, 2003. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing for our lessees and mortgagees. Based on events occurring during years prior to 2004, we determined that impairment of certain of our investments had occurred.

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

For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15" ("SFAS 114"). On a quarterly basis, NHI reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable. We evaluate our marketable securities for other-than-temporary impairments consistent with the provisions of Statement of Financial Accountant Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). An impairment of a marketable security would be considered "other-than-temporary" unless we have the ability and intent to hold the investment for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment and evidence indicates the cost of the investment is recoverable within a reasonable period of time. While we believe that the carrying amounts of our properties, notes receivable, marketable securities and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

Liquidity and Capital Resources

Sources and Uses of Funds

We have generated net cash from operating activities during 2004 totaling $57,092,000, a decrease of $10,941,000 compared to $68,033,000 in the prior year. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization, provision for investment losses, and working capital changes. The $57,092,000 net cash provided from operating activities for 2004 is composed of increases due to net income of $56,379,000 and depreciation of $14,453,000. This was offset by net loan, realty, REMIC, and security recoveries of $2,896,000, gain on sale of real estate of $1,543,000, gain on sale of marketable securities of $1,995,000, discount and deferred income amortization of $1,511,000, and working capital increases of $2,645,000. Net cash provided by operating activities decreased from $68,033,000 in 2003 to $57,092,000 in 2004 due primarily to an increase in working capital, and gains on sale of notes receivable and marketable securities in 2004.

The $68,033,000 net cash provided from operating activities for 2003 is composed of increases due to net income of $43,808,000, depreciation of $15,380,000, and loan and realty impairment loss expense of $9,134,000. This was offset by gain on sale of real estate of $1,535,000 and discount and deferred income amortization of $1,697,000.

Net cash provided by investing activities during 2004 totaled $65,742,000 compared to $64,722,000 in the prior year. Cash flows provided from investing activities during 2004 included collections on mortgage and other notes receivable of $13,944,000 compared to $12,188,000 for 2003. Prepayment of mortgage notes receivable were $4,461,000 in 2004 compared to $24,072,000 (including $14,922,000 from NHR) in 2003. Collections on real estate mortgage investment conduits provided $13,126,000 during 2004 as we collected in full the 1993 REMIC. Collections on real estate mortgage investment conduits in 2003 were $21,032,000. Marketable securities were sold or called and converted to cash of $10,823,000 during 2004. Disposition of property and equipment provided $4,389,000 and $9,382,000 of cash proceeds for 2004 and 2003, respectively.

Cash flows used in investing activities during 2004 included investments in real estate properties of $1,678,000, in mortgage and other notes receivable of $2,419,000, and in marketable securities of $1,024,000. Cash flows used in investing activities in 2003 included investments in real estate properties of $627,000 and in mortgage notes receivable of $1,730,000.

Net cash used in financing activities during 2004 totaled $55,306,000 compared to $82,130,000 in 2003. Cash flows used in financing activities for 2004 included principal payments on debt of $7,669,000 and dividends paid to stockholders of $48,650,000. This compares to the corresponding prior year activity of principal payments on debt of $8,773,000, payments of convertible debentures of $39,917,000 and dividends paid to stockholders of $43,002,000.

Cash flows provided by financing activities during 2003 included $9,110,000 from debt proceeds related to first mortgage tax exempt bonds owned which were sold and no longer offset the respective debt.

Preferred Stock Conversion

On April 30, 2004, 100% of NHI's 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000 was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Consequently, preferred dividends for the year 2004 decreased $1,075,000, offset by increased common dividends of approximately $965,000 on the new common shares. Cash flow was increased by $110,000 in 2004, due to the difference in total dividends paid on the newly issued common shares versus the dividends paid on the converted preferred stock.

Contractual Obligations and Contingent Liabilities

As of December 31, 2004, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt	$154,432	$ 3,764	$137,122	$7,037	$6,509
Convertible debentures	1,116	--	1,116	--	--
Construction loan commitments	8,239	7,500	739	--	--
Management fees to NHC	12,242	12,242	--	--	--
	$176,029	$23,506	$138,977	$7,037	$6,509

First mortgage notes totaling $8,224,000 at December 31, 2004, with a weighted average interest rate of 5.0% and maturing in 2006 and 2021 were paid off in January 2005. A non-recourse mortgage bank note of $25,637,000 at December 31, 2004, with a weighted average interest rate of 6.0%, and maturing in 2007 was paid off in January 2005. (See Note 9).

We have guaranteed additional debt obligations totaling approximately $224,000 which are not included in the table above because we do not expect to fund these commitments.

Interest payments have not been included in the above table due to the difficulty in projecting variable rate interest. In 2004, our cash payments for interest were $7,784,000.

Liquidity and Capital Resources

At December 31, 2004, our liquidity is strong, with cash and marketable securities of $190,313,000 exceeding $155,548,000 of total debt outstanding. Further, our debt to book capitalization ratio declined to 26.8%, the lowest level in our 13 year history.

In the first quarter of 2003, we redeemed ahead of schedule $39.9 million of convertible subordinated debentures that were due in February 2004.

Our next significant debt maturities (primarily related to our $100 million unsecured public notes) are in 2007.

Common stock dividends were discontinued for five successive quarters, in 2000 and 2001. In the fourth quarter of 2001, we declared a dividend of $.45 per share payable on January 28, 2002. We then resumed paying regular quarterly dividends; thus, we declared and paid total annual dividends of $1.40 to shareholders of record in 2002, $1.70 to shareholders of record in 2003 and $1.85 to shareholders of record in 2004. The 2003 fourth quarter dividend of $.50 per share was paid on January 30, 2004 and included a $.10 per share special dividend. The 2004 fourth quarter dividend of $.5750 per share was paid on January 10, 2005 and included a $.15 per share special dividend.

Commitments

At December 31, 2004, we were committed, subject to due diligence and financial performance goals, to fund approximately $8,239,000 in health care real estate projects, $7,500,000 of which is expected to be funded within the next 12 months. The commitments include additional mortgage investments for one long-term health care center, and one assisted living facility, at interest rates ranging from 9.0% to 10.5%. We currently have sufficient liquidity to finance current investments for which we are committed as well as to repay or refinance borrowings at or prior to their maturity.

Debt and Related Guarantees and Contingencies

See contingency related to damaged property in Note 11 of notes to Condensed consolidated Financial Statements.

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

The following table summarizes our writedowns and recoveries for the last three years, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Writedowns (Recoveries)
(in thousands)	2004	2003	2002
Real estate	$ --	$5,400	$ --
Mortgages	(3,302)	3,734	17,500
	$ (3,302)	$9,134	$17,500

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

Security Losses (Recoveries)

The following table summarizes our security writedowns and recoveries for the last three years, recorded in accordance with the provisions of SFAS 115:

Writedowns (Recoveries)
(in thousands)	2004	2003	2002
Securities	$(687)	$ --	$5,555

Assisted Living Concepts, Inc. Convertible Debentures were called in January 2004 resulting in a gain of $687,000 which we included in recoveries. These securities were previously identified as impaired in 2001.

We recognized a loss in 2002 of $5,555,000 in our investment in LTC Properties, Inc. common stock as a result of an other than temporary impairment in value. We believe that the carrying amounts of our investments in securities are realizable. However, future events could require us to make significant adjustments to our carrying amounts ($29,098,000 at December 31, 2004).

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

During the second quarter of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at June 30, 2004. The loans in the 1995 REMIC pool have a value which is not expected to result in any additional payments to us. No interest income was recognized on the 1995 REMIC during 2004.

The following table summarizes our REMIC writedowns and recoveries for the last three years:

Writedowns (Recoveries)
(in thousands)	2004	2003	2002
REMICs	$1,093	$ --	$ --

See Note 8 to the financial statements for details of the investments in real estate mortgage investment conduits.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Certain 2003 financial information has been restated for the presentation of operations discontinued during 2004.

Net income for the year ended December 31, 2004 is $56,379,000 versus net income of $43,808,000 for the same period in 2003, an increase of 28.7%. Diluted earnings per common share increased 46 cents or 29.3% to $2.03 in 2004 from $1.57 in 2003.

Total revenues for the year ended December 31, 2004 decreased $621,000 or .4% to $155,559,000 from $156,181,000 for the year ended December 31, 2003. Revenues from mortgage interest income decreased $2,930,000, or 13.9%, when compared to the same period in 2003. Revenues from rental income decreased $7,859,000, or 14.1% in 2004 as compared to 2003. Facility operating revenue increased $10,167,000 or 12.8% in 2004 compared to 2003.

Of the $2,930,000 decrease in mortgage interest income, $1,627,000 is related to previous REMIC payoffs, $488,000 is related to previous mortgage payoffs and $1,344,000 is related to the repurchase of the National Health Realty, Inc. note by NHR in December 2003. This is partially offset by a $465,000 increase in income from other mortgage loans due to improved performance.

The $7,859,000 decrease in rental income in 2004 resulted primarily from termination of leases in July 2003 with Marriott International on four Brighton Gardens assisted living facilities and a related settlement resulting in $4,408,000 recognized as rental income in 2003. Furthermore, rental income from the Marriott properties declined $2,592,000 in 2004 compared to the prior year. Furthermore, $859,000 of additional rental income was recognized in 2003 from other leases.

The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the year ended December 31, 2004. The improved government payment rates exceed any related increase in facility operating expenses, resulting in more profitable operations.

Total expenses for the year ended December 31, 2004 decreased $6,651,000 or 5.6% to $112,171,000 from $118,822,000 for 2003. Interest expense decreased $1,401,000 or 10.1% in 2004 as compared to 2003. Facility operating expense increased by $6,895,000 or 9.1% in 2004 compared to 2003. Loan recoveries were $3,302,000, REMIC recoveries were $2,246,000, security recoveries were $687,000, and REMIC writeoffs were $3,339,000 in 2004. There was $3,734,000 of loan losses in 2003, attributable to non-performing loans, and a realty impairment loss of $5,400,000 to reflect the lower rent expected on one of the Brighton Gardens assisted living facilities.

Interest expense for the year ended December 31, 2004 decreased primarily due to the March, 2003 payment of convertible debentures in the amount of $39,917,000, conversion of debentures of $235,000 and payment of debt of $7,669,000 since December 2003.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above. Facility operating expense has not increased in proportion to facility operating revenue from improved government payment rates, resulting in more profitable operations.

Non-Operating Income -

Investment interest and other income for the year ended December 31, 2004 increased $5,763,000 or 97.2% compared to the same period in 2003. Investment interest and other income for the year ended December 31, 2004 includes $4,408,000 of dividend and interest income from marketable securities, a gain of $668,000 on the call of Eldertrust common stock for cash, a gain of $1,326,000 on the sale of American Retirement common stock, and a gain of $3,308,000 from the sale of a mortgage notes receivable with Colonial Care (after $2,000,000 of the Colonial Care sale proceeds is treated as a recovery). Investment interest and other income for the year ended December 31, 2003included $4,701,000 of dividend and interest income from marketable securities.

Discontinued Operations -

During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as "held for sale") with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities.

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

For 2004 and 2003, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Certain 2003 and 2002 financial information has been restated for the presentation of operations discontinued during 2004.

Net income for the year ended December 31, 2003 is $43,808,000 versus $30,787,000 for the same period in 2002. Diluted earnings per common share increased $.47 to $1.57 in 2002 from $1.10 in 2002.

Total revenues for the year ended December 31, 2003 increased $5,962,000 or 4.0% to $156,181,000 from $150,219,000 for the year ended December 31, 2002. Revenues from mortgage interest income decreased $8,845,000, or 29.6%, when compared to the same period in 2002. Revenues from rental income increased $8,541,000, or 18.0% in 2003 as compared to 2002. Revenues from investment interest and other income decreased $724,000 or 10.9% compared to 2002. Facility operating revenue increased $6,266,000 to $79,272,000 in 2003 compared to $73,006,000 in 2002, an 8.6% increase.

The decrease in mortgage interest income is due to a decline in the average amount of mortgage investments outstanding as a result of collection of and foreclosure on mortgage loans and due to the discontinuation of interest income recognition in 2003 and 2002 on problem loans. Of the $8,845,000 decrease, $2,700,000 is attributable to problem loans, $2,600,000 is related to REMICS, and $4,700,000 is related to previous mortgage payoffs. This decrease is offset by approximately $1,300,000 interest income in 2003 from a note receivable of $15,700,000 from National Health Realty, Inc. made on December 31, 2002. NHR repaid this note on December 31, 2003.

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

Total expenses for 2003 decreased $12,897,000 or 9.8% to $118,822,000 from $131,719,000 for 2002. Interest expense decreased $3,160,000 or 18.6% in 2003 as compared to 2002. General and administrative costs combined with amortization of loan costs, legal expense, and franchise and excise taxes increased $555,000 or 13.4%. Loan, realty and security loss expense decreased $13,921,000 to $9,134,000, a 60.4% decrease. Facility operating expense increased $4,115,000 to $76,132,000 in 2003 compared to $72,017,000 in 2002, a 5.7% increase.

Interest expense for 2003 decreased primarily due to the March 2003 payment of convertible debentures in the amount of $39,900,000 and conversion of debentures of $365,000 in 2003.

General and administrative costs for 2003 increased $709,000 due primarily to the 2001 NHC advisory fee adjustment of $600,000 that reduced general and administrative expenses during 2002.

Loan and realty impairment losses for 2003 were $9,134,000 compared to $23,055,000 for 2002. Loan losses were attributable to non-performing loans of $3,500,000 and a working capital advance of $234,000. A realty impairment loss of $5,400,000 in the third quarter of 2003 reflects the lower rent expected on one of the Brighton Gardens assisted living facilities.

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

For 2003 and 2002, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Funds From Operations

Our funds from operations ("FFO") for the year ended December 31, 2004, on a diluted basis was $66,622,000, an increase of $13,363,000 as compared to $53,259,000 for the same period in 2003. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2004	2003	2002

Net income	$56,379	$43,808	$30,787
Dividends to preferred stockholders	(514)	(1,589)	(1,589)
Net income applicable to common stockholders	55,865	42,219	29,198
Elimination of non-cash items in net income:
Real estate depreciation	12,112	12,249	12,411
Real estate depreciation in discontinued operations	68	177	596
Gain on sale of real estate	(1,543)	(1,535)	(5,083)
Basic funds from operations applicable to common stockholders	66,502	53,110	37,122

Interest on convertible subordinated debentures	120	149	301

Diluted funds from operations applicable to common
stockholders	$66,622	$53,259	$37,423

Basic funds from operations per share	$ 2.44	$ 1.99	$ 1.40
Diluted funds from operations per share	2.42	$ 1.97	$ 1.39

Shares for basic funds from operations per share	27,257,826	26,727,814	26,453,053
Shares for diluted funds from operations per share	27,531,084	26,985,571	26,853,420

Impact of Inflation

Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing its operations.

Our revenues are generated primarily from long-term investments and the operation of long term care facilities. Inflation has remained relatively low during recent periods. There can be no assurance that future Medicare, Medicaid or private pay rate increases will be sufficient to offset future inflation increases. Certain of our leases require increases in rental income based upon increases in the revenues of the tenants. New Accounting Pronouncements

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is generally effective for NHI July 1, 2003. The adoption of SFAS 150 has not had a material effect on NHI's financial statements.

In December 2003 the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest entities (Revised December 2003) ("FIN 46R"). FIN 46R provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Key to the consolidation determination is whether such entities disperse risks among the parties involved. If those risks are not dispersed, and therefore an enterprise bears the majority of the risks or rewards related to the variable interest entity, it would consolidate that variable interest entity. This Interpretation also provides guidance related to the initial and subsequent measurement of assets, liabilities, and non-controlling interests of newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. This interpretation replaces in its entirety FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued by the FASB in January 2003. The implementation of FIN 46R was required during the Company's first quarter of 2004. The implementation had no effect on the Company's financial statements.

In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 ("Statement 153"). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, Opinion 29 required that he accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company plans to adopt Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company's financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of Statement 153 to have a significant impact on its financial statements.

In December 2004, the FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123R"). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R beginning July 1, 2005. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company does not expect the adoption of Statements 123R to have a significant impact on its financial statements.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

As of December 31, 2004, $125,741,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments. The remaining $28,691,000 of our debt and $1,116,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $103,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $103,000.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $2,901,000 change in the fair value of our investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of our subordinated convertible debentures would result in a related $465,000 change in the fair value of the debenture instruments.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheet of National Health Investors, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. and Subsidiaries at December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Memphis, Tennessee

February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of National Health Investors, Inc.:

We have audited the accompanying consolidated balance sheet of National Health Investors, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedules listed in the Index of Exhibit 13. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Health Investors, Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2003 and 2002 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

January 26, 2004

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

December 31,	2004	2003

Assets
Real estate properties:
Land	$ 33,505	$ 33,600
Buildings and improvements	368,366	366,215
Construction in progress	196	588
	402,067	400,403
Less accumulated depreciation	(123,897)	(110,938)
Real estate properties, net	278,170	289,465
Mortgage and other notes receivable, net	112,072	149,892
Investment in preferred stock	38,132	38,132
Investments in real estate mortgage investment conduits	--	16,043
Cash and cash equivalents	161,215	93,687
Marketable securities	29,098	26,835
Accounts receivable	6,384	4,309
Deferred costs and other assets	6,300	6,003
Total Assets	$631,371	$624,366

Liabilities
Unsecured public notes	$100,000	$100,000
Debt	54,432	62,100
Convertible subordinated debentures	1,116	1,351
Accounts payable and other accrued expenses	27,769	30,882
Accrued interest	3,392	3,409
Dividends payable	15,838	13,385
Deferred income	3,285	3,595
Total Liabilities	205,832	214,722

Commitments and guarantees

Stockholders' Equity
Cumulative convertible preferred stock, $.01 par value;
10,000,000 shares authorized;
747,994 shares issued and outstanding; stated at liquidation
preference of $25 per share	--	18,700
Common stock, $.01 par value; 40,000,000 shares authorized;
27,545,018 and 26,770,123 shares, respectively, issued and
outstanding	275	267
Capital in excess of par value	461,119	441,178
Cumulative net income	558,800	502,421
Cumulative dividends	(614,785)	(563,681)
Unrealized gains on marketable securities, net	20,130	10,759
Total Stockholders' Equity	425,539	409,644

Total Liabilities and Stockholders' Equity	$631,371	$624,366

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

Year Ended December 31	2004	2003	2002

Revenues:
Mortgage interest income	$ 18,116	$ 21,046	$ 29,891
Rental income	48,004	55,863	47,322
Facility operating revenue	89,439	79,272	73,006
	155,559	156,181	150,219
Expenses:
Interest expense	12,439	13,840	17,000
Depreciation	14,385	15,007	15,494
Amortization of loan costs	148	297	738
Legal expense	1,292	729	652
Franchise and excise taxes	284	548	337
General and administrative	3,492	3,135	2,426
Loan, remic, realty and security losses (recoveries)	(2,896)	9,134	23,055
Facility operating expenses	83,027	76,132	72,017
	112,171	118,822	131,719

Income Before Non-Operating Income	43,388	37,359	18,500
Non-operating income (investment interest and other)	11,694	5,931	6,655

Income From Continuing Operations	55,082	43,290	25,155

Discontinued operations
Operating (loss) income - discontinued	(246)	(1,017)	549
Net gain on sales of real estate	1,543	1,535	5,083
	1,297	518	5,632

Net income	56,379	43,808	30,787

Dividends to preferred stockholders	514	1,589	1,589

Net income applicable to common stock	$ 55,865	$ 42,219	$ 29,198

Income from continuing operations per common share:
Basic	$ 2.00	$ 1.56	$ .89
Diluted	1.99	1.55	.89

Discontinued operations per common share:
Basic	$ .05	$ .02	$ .21
Diluted	.04	.02	.21

Net income per common share:
Basic	$ 2.05	$ 1.58	$ 1.10
Diluted	2.03	1.57	1.10

Weighted average common shares outstanding:
Basic	27,257,826	26,727,814	26,453,053
Diluted	27,531,084	26,985,571	26,853,420

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)

Year Ended December 31	2004	2003	2002

Cash flows from operating activities:
Net income	$ 56,379	$ 43,808	$ 30,787
Depreciation	14,453	15,380	16,383
Provision for loan, remic, realty, and security losses (recoveries)	(2,896)	9,134	23,055
Net gain on sales of real estate	(1,543)	(1,535)	(4,985)
Gain on sale of notes receivable	(3,308)	--	--
Realized (gain) loss on sales of marketable securities	(1,995)	191	(34)
Amortization of loan costs	148	297	738
Interest on debenture conversions	--	3	37
Amortization of discount on held-to-maturity securities
and real estate mortgage investment conduit	(1,191)	(740)	(484)
Deferred income	10	--	--
Amortization of deferred income	(320)	(957)	(1,094)
(Increase) decrease in accounts receivable	(2,075)	2,314	1,498
Increase in deferred costs and other assets	(446)	(1,050)	(2,841)
(Decrease) increase in accounts payable and other accrued expenses	(107)	2,371	3,581
Decrease in accrued interest	(17)	(1,183)	(552)
Net cash provided by operating activities	57,092	68,033	66,089

Cash flows from investing activities:
Investment in mortgage and other notes receivable	(2,419)	(1,730)	(20,524)
Collection of mortgage and other notes receivable	13,944	12,188	7,415
Prepayment of mortgage notes receivable	4,461	24,072	20,412
Sale of mortgage notes receivable	24,120	--	--
Collection of real estate mortgage investment conduits	13,126	21,032	--
Acquisition of and construction of real estate properties	(1,678)	(627)	(3,461)
Disposition of property and equipment	4,389	9,382	13,107
Acquisition of marketable securities	(1,024)	--	--
Sales of marketable securities	10,823	405	6,279
Net cash provided by investing activities:	65,742	64,722	23,228

Cash flows from financing activities:
Proceeds from debt	--	9,110	713
Payments on debt	(7,669)	(8,773)	(3,414)
Payments on convertible
subordinated debentures	--	(39,917)	(16,574)
Dividends paid to stockholders	(48,650)	(43,002)	(41,105)
Repurchase of common stock	(578)	--	--
Sale of common stock	1,591	452	522
Net cash used in financing activities	(55,306)	(82,130)	(59,858)

Increase in cash and cash equivalents	67,528	50,625	29,459
Cash and cash equivalents, beginning of period	93,687	43,062	13,603
Cash and cash equivalents, end of period	$161,215	$ 93,687	$ 43,062

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
								Unrealized
	Cumulative Convertible				Capital in			(Losses) Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
	At $25 per share
Balance at 12/31/01	747,994	$18,700	26,004,318	$260	$435,399	$427,826	$(477,890)	$ (6,502)	$397,793
Net income	--	--	--	---	---	30,787	--	--	30,787
Unrealized gains on securities, net	--	--	--	---	---	--	--	5,624	5,624
Total comprehensive income									36,411
Stock options exercised	--	--	45,000	---	522	--	--	--	522
Shares issued in conversion of con-
vertible debentures to common stock	--	--	633,676	6	4,439	--	--	--	4,445
Dividends to common stockholders ($1.40 per share)	--	--	--	---	---	--	(37,153)	--	(37,153)
Dividends to preferred stockholders ($2.125 per share)	--	--	--	---	---	--	(1,589)	--	(1,589)
Balance at 12/31/02	747,994	18,700	26,682,994	266	440,360	458,613	(516,632)	(878)	400,429
Net income	--	--	--	--	--	43,808	--	--	43,808
Unrealized gains on marketable securities, net	--	--	--	--	--	--	--	11,637	11,637
Total comprehensive income									55,445
Stock options exercised	--	--	35,000	--	452	--	--	--	452
Shares issued in conversion of
convertible debentures to common stock	--	--	52,129	1	366	--	--	--	367
Dividends to common stockholders ($1.70 per share)	--	--	--	--	--	--	(45,460)	--	(45,460)
Dividends to preferred stockholders ($2.125 per share)	--	--	--	--	--	--	(1,589)	--	(1,589)
Balance at 12/31/03	747,994	18,700	26,770,123	267	441,178	502,421	(563,681)	10,759	409,644
Net income	--	--	--	--	--	56,379	--	--	56,379
Unrealized gains on marketable securities, net	--	--	--	--	--	--	--	9,371	9,371
Total comprehensive income									65,750
Stock options exercised	--	--	88,271	1	1,591	--	--	--	1,592
Shares repurchased	--	--	(23,860)	--	(578)	--	--	--	(578)
Shares issued in conversion of
convertible debentures to common stock	--	--	33,562	--	235	--	--	--	235
Shares issued in conversion of preferred
stock to common stock	(747,994)	(18,700)	676,922	7	18,693	--	--	--	--
Dividends to common stockholders ($1.85 per share)	--	--	--	--	--	--	(50,590)	--	(50,590)
Dividends to preferred stockholders ($.6876 per share)	--	--	--	--	--	--	(514)	--	(514)
Balance at 12/31/04	--	$ --	27,545,018	$275	$461,119	$558,800	$(614,785)	$20,130	$425,539

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003, and 2002

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

Real Estate Properties - NHI records properties at cost, including capitalized interest during construction periods. NHI uses the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives as follows:

Buildings	40 years
Improvements	5 to 25 years

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

At December 31, 2004, the primary difference between NHI's tax basis and the reported amounts of NHI's assets and liabilities is a higher book basis than tax basis in its real estate properties by approximately $27,754,000. $47,057,000 is attributable to operating facilities sold in Massachusetts, New Hampshire, Kansas and Missouri not recorded (and accounted for under the deposit method under "SFAS 66") (See Note 3), while accounted for under the installment sale method for tax purposes. This is offset by a $19,303,000 higher tax basis than book basis on other real estate properties.

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

Facility Operating Revenue - Facility operating revenue is generated from the long-term health care facilities on which NHI has foreclosed or has accepted deeds in lieu of foreclosure or otherwise has obtained possession. With certain elections, unqualified income generated by these foreclosure properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status. NHI has engaged subsidiaries of National HealthCare Corporation ("NHC") to manage these foreclosure properties. Approximately 75% of NHI's facility operating revenue in 2004, 2003 and 2002 is derived from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on fixed rates subject to program cost ceilings. Facility operating revenues are recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. These allowances and discounts were $11,808,000, $19,558,000, and $18,754,000 in 2004, 2003 and 2002, respectively. Amounts earned under Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in facility operating revenue in the year finalized.

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

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's earnings per share in 2004, 2003 and 2002.

Comprehensive Income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the consolidated financial statements. NHI reports its comprehensive income in the consolidated statements of stockholders' equity.

Segment Disclosures - Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the manner in which public business enterprises report information about operating segments. Management believes that substantially all of NHI's operations comprise one operating segment.

New Accounting Pronouncements - In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is generally effective for NHI July 1, 2003. The adoption of SFAS 150 has not had a material effect on NHI's financial statements.

In December 2003 the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest entities (Revised December 2003) ("FIN 46R"). FIN 46R provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Key to the consolidation determination is whether such entities disperse risks among the parties involved. If those risks are not dispersed, and therefore an enterprise bears the majority of the risks or rewards related to the variable interest entity, it would consolidate that variable interest entity. This Interpretation also provides guidance related to the initial and subsequent measurement of assets, liabilities, and non-controlling interests of newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. This interpretation replaces in its entirety FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued by the FASB in January 2003. The implementation of FIN 46R was required during the Company's first quarter of 2004. The implementation had no effect on the Company's financial statements.

In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 ("Statement 153"). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, Opinion 29 required that he accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company plans to adopt Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company's financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of Statement 153 to have a significant impact on its financial statements.

In December 2004, the FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123R"). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R beginning July 1, 2005. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company does not expect the adoption of Statements 123R to have a significant impact on its financial statements.

Note 3. Real Estate Properties

The following table summarizes NHI's real estate properties by type of facility and by state as of December 31, 2004 and 2003:

(Dollar amounts in thousands)
2004
			Buildings,
			Improvements &		Mortgage
	Number of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 2,938	$ 1
Arizona	1	453	6,678	1,474	2,100
Florida	4	2,306	37,510	16,626	1,291
Georgia	1	52	865	687	--
Idaho	1	122	2,491	571	--
Kansas	7	658	12,060	1,520	--
Kentucky	2	231	2,182	1,211	--
Massachusetts	4	1,189	18,187	7,956	--
Missouri	9	1,988	35,417	12,794	3,125
New Hampshire	3	1,483	22,037	9,756	--
New Jersey	2	1,096	11,973	714	--
South Carolina	3	572	11,544	6,718	--
Tennessee	21	2,111	44,254	23,823	8,237
Texas	6	1,980	42,709	5,360	25,637
Virginia	1	176	2,510	1,260	2,665
Wisconsin	1	170	1,604	22	--
Total Long-Term Care	68	14,682	257,186	93,430	43,056

Acute Care:
Kentucky	1	540	10,163	3,087	---
Total Acute Care	1	540	10,163	3,087	---

Medical Office Buildings:
Florida	1	165	3,349	1,388	---
Illinois	1	---	1,925	343	---
Texas	2	631	9,677	3,155	---
Total Medical Office
Buildings	4	796	14,951	4,886	---

Assisted Living:
Arizona	4	1,757	13,622	2,013	---
Florida	5	7,096	22,745	6,880	---
New Jersey	1	4,229	13,030	3,549	---
North Carolina	1	216	1,957	226
South Carolina	1	344	2,877	429	---
Tennessee	3	873	7,062	1,033	---
Texas	1	2,094	9,091	2,360	---
Total Assisted Living	16	16,609	70,384	16,490	---

Retirement Centers:
Idaho	1	243	4,182	931	---
Missouri	1	353	3,171	1,491	---
New Hampshire	1	218	2,881	1,375
Tennessee	2	64	5,644	2,207	---
Total Retirement Centers	5	878	15,878	6,004	---
Total	94	$33,505	$368,562	$123,897	$ 43,056

2003
			Buildings,
			Improvements &		Mortgage
	Number of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable

Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 2,749	$ 1
Arizona	1	453	6,678	1,281	2,250
Florida	5	2,540	38,726	15,294	1,493
Georgia	1	52	865	653	---
Idaho	1	122	2,492	505	---
Kansas	5	354	9,437	1,034	---
Kentucky	3	276	2,900	1,722	---
Massachusetts	4	1,189	17,837	6,546	---
Missouri	9	1,988	34,779	11,512	3,525
New Jersey	2	1,096	11,973	357	---
New Hampshire	3	1,483	21,931	8,100	---
South Carolina	3	572	11,544	6, 325	3,582
Tennessee	21	2,110	44,254	22,315	9,213
Texas	6	1,980	42,709	3,988	25,637
Virginia	1	176	2,510	1,186	2,895
Washington	1	291	1,756	622	---
Total Long-Term Care	68	14,777	255,556	84,189	48,596

Acute Care:
Kentucky	1	540	10,163	2,718	---
Total Acute Care	1	540	10,163	2,718	---

Medical Office Buildings:
Florida	1	165	3,349	1,290	---
Illinois	1	---	1,925	289	---
Texas	2	631	9,678	2,834	---
Total Medical Office
Buildings	4	796	14,952	4,413	---

Assisted Living:
Arizona	4	1,757	13,622	1,673	---
Florida	5	7,096	22,745	6,037	---
New Jersey	1	4,229	13,030	3,127	---
North Carolina	1	216	1,957	162
South Carolina	1	344	2,877	357	---
Tennessee	3	873	7,062	856	---
Texas	1	2,094	9,091	2,079	---
Total Assisted Living	16	16,609	70,384	14,291	---

Retirement Centers:
Idaho	1	243	4,182	821	---
Missouri	1	353	3,171	1,392	---
New Hampshire	1	218	2,751	1,092
Tennessee	2	64	5,644	2,022	---
Total Retirement Centers	5	878	15,748	5,327	---
Total	94	$33,600	$366,803	$110,938	$48,596

Due to a legal right of offset, first mortgage bonds having a balance of $175,000 and $460,000 at December 31, 2004 and 2003, respectively, and first mortgage notes having a balance of $19,052,000 at December 31, 2004 and 2003, (See Note 9) offset NHI's debt obligations in the consolidated balance sheets and are not included in the table above.

Certain of NHI's real estate properties are pledged as collateral on individual mortgage notes payable, as noted in the table above.

The following table summarizes NHI's real estate properties by leased facilities and operating facilities:

(in thousands)

	2004			2003
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 29,446	$ 4,059	$ 33,505	$ 29,250	$ 4,350	$ 33,600
Buildings and improvements	303,263	65,103	368,366	301,347	64,868	366,215
Construction progress	33	163	196	33	555	588
	332,742	69,325	402,067	330,630	69,773	400,403
Less accumulated depreciation	(101,628)	(22,269)	(123,897)	(92,389)	(18,549)	(110,938)
Real estate properties, net	$231,114	$ 47,056	$ 278,170	$238,241	$ 51,224	$ 289,465

For the years ended December 31, 2004, 2003 and 2002, NHI capitalized interest costs during construction periods of $-0-, $-0-, and $78,000, respectively.

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

Washington State Properties - During 1998, we took over the operations of four long-term care properties in Washington State. The operating results of these facilities were included in our financial statements from 1998 until the operations were disposed of during 2003 and 2004. Note 19 includes the results of disposal and discontinued operations of these properties.

New England Properties - During 1999, we took over the operations of three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. During 2001, we sold the properties to a not-for-profit entity and provided 100% financing. We have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at December 31, 2004 of $26,908,000 is realizable.

Kansas and Missouri Properties - In July 2001 we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our consolidated financial statements since that date. During 2004, we sold the properties to a non-for-profit entity and provided 100% financing. We have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sale of Real Estate" ("SFAS 66") are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at December 31, 2004 of $20,149,000 is realizable.

Manor House of Charlotte - During 2002, we took over ownership of an assisted living facility in Charlotte, North Carolina. The property was immediately leased to a new operator. In January 2005, this facility was sold generating net proceeds of approximately $4,350,000, and a gain of approximately $2,403,000.

Marriott Senior Living Services - In July 2003, we reached an agreement with Marriott Senior Living Services ("Marriott") to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey. Under the terms of the settlement with Marriott, we were paid $6,211,000 to settle our claims for certain deferred maintenance and repairs, for accrued real estate taxes, and to compensate us for future rental periods. $1,487,000 has been reserved for maintenance and repairs, $223,000 was allocated to property taxes and $4,408,000 was recognized as rental income in the third quarter of 2003. The four facilities have been leased to new operators.

Based on our impairment analysis, we recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. Lease income of $2,236,000, $7,693,000 (including the $4,408,000 discussed above), and $5,580,000 was recognized on these four facilities for the years ended December 31, 2004, 2003 and 2002, respectively. We believe that the carrying amount of these properties at December 31, 2004 of $37,466,000 is realizable.

Note 4. Mortgage and Other Notes Receivable

The following is a summary of mortgage and other notes receivable by type:

	December 31
	2004	2003
Mortgage loans	$109,046,000	$142,155,000
Term loans	3,026,000	3,144,000
Other loans (Note 7)	--	4,593,000
	$112,072,000	$149,892,000

The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2004:

	Number		Carrying Amount
Final Payment Date	of Loans	Payment Terms in 2004	2004	2003
Mortgage Loans:
2005	1	Monthly payments of $252,000, which include interest at 10.00%.	$ 23,365,000	$23,984,000
		Balloon payment due at maturity.

2006	1	Monthly payments of $227,000, which include interest at 11.25%.	--	17,847,000

2006	1	Monthly payments of $25,000, which includes interest at 11.80%.	--	448,000

2007	1	Monthly payments of $91,000, which includes interest at 10.50%.	--	4,324,000

2009	3	Monthly payments from $19,000 to $47,000, which include
		interest at 8%.	8,212,000	8,382,000

2009	2	Monthly payments of $201,000, which include interest at 9.5%.
		Balloon payment due at maturity.	15,716,000	15,716,000

2010	1	Monthly payments of $186,000, which include interest at
		12.15%. The interest rate will escalate .1% per year through
		September 1, 2005, the anniversary date of the note. Effective
		September 1, 2005, the monthly payment will be adjusted to
		include interest at the greater of 12.25% or the rate that five-
		year United States securities yield plus 4.5%.	9,191,000	10,220,000

2013	1	Monthly payment of $22,000, which includes interest at 6.5%.	1,050,000	1,102,000

2009-2014	1	Monthly payments of $353,000, which include interest at 10.5% on	24,630,000	27,491,000
		Note A and prime rate (in October 2006) on Note B.

2005-2011	6	Monthly payments from $2,000 to $26,000, which include interest
		at 6% to 9.5%. Principal outstanding ranges from
		$250,000 to $2,441,000.	4,722,000	5,274,000

2006-2008	3	Monthly payments from $11,000 to $57,000, which include
		interest at 10.00% to 10.5%. Principal outstanding ranges from
		$953,000 to $4,888,000.	9,319,000	14,229,000

2009	2	Monthly payments of $66,000 and $70,000, which include
		interest at 9.5% and 11.0%. Principal outstanding of
		$5,548,000 and $7,294,000.	12,841,000	13,138,000
Term Loans:
2019	3	Monthly payments of $29,000, which include interest at 7.5%.	3,026,000	3,144,000

Other Loans:
2012	1	Non-recourse promissory note, interest at LIBOR plus .5%
		(See Note 7)	--	4,593,000
			$112,072,000	$149,892,000

The mortgage notes receivable are generally first mortgage notes secured by the real estate of long-term health care centers, medical office buildings, assisted living facilities and retirement centers in the states of Arizona, Colorado, Florida, Georgia, Kentucky, Pennsylvania, Tennessee, Texas, and Wisconsin.

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

Installment Method Mortgage Receivable

Autumn Hills Convalescent Centers, Inc. (HSM of Texas, new borrower) - In January 2003, NHI foreclosed on the properties, consisting of thirteen long-term healthcare facilities in Texas, and sold them to an unrelated not-for-profit entity providing seller financing. NHI accounts for the sale of the properties using the installment method, consistent with the provisions of SFAS 66. Note A under the loan is in the amount of $34,859,000, payable at $353,000 monthly at 10.50%, and is due in September 2014. Note B under the loan is in the amount of $11,071,000, payable interest only at prime rate (beginning in October 2006, and is due in September 2009. Management believes the remaining carrying amount of $24,630,000 at December 31, 2004 is realizable. The average recorded investment in the loan was $26,061,000, $28,173,000 and $30,026,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $3,003,000, $2,884,000 and $2,204,000 for the years ended December 31, 2004. 2003 and 2002, respectively.

Mortgage Receivable

Ashton Woods - At December 31, 2004, we hold 75%, or $4,050,000, of a $5,419,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Ashton Woods Healthcare, Inc. Note A under the loan is in the amount of $4,250,000, amortizing over 25 years at 6.5% per annum and due in September, 2013. Note B in the amount of $1,256,000, is payable out of excess cash flow of the facility and if not repaid by September, 2013, is forgiven in full. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $3,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $1,050,000 at December 31, 2004 is supported by the value of the collateral. The average recorded investment in the Ashton Woods loan was $1,076,000, $1,114,000, and $2,647,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $207,000, $161,000, and $508,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

American Medical Associates, Inc. ("AMA") - AMA, the borrower of two first mortgage loans secured by three Florida based nursing homes, filed for bankruptcy protection in January 2003. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,200,000 writedown of this mortgage loan value during 2002.

On May 1, 2004, NHI provided financing to the new purchasers of the three Florida-based nursing homes formerly owned by American Medical Associates, Inc. The amount of the new mortgage loans total $14,500,000 and the notes mature May 14, 2009. We are also committed to funding up to $1,750,000 in working capital loans to the purchaser.

Management believes that the remaining carrying amount of $8,212,000 at December 31, 2004 (after the $5,200,000 writedown in 2002 of the original mortgage), is supported by the value of the collateral. The average recorded investment in the AMA loan was $8,297,000, $8,382,000, and $11,144,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $306,000, $0, and $1,233,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Colonial Care - The $25,000,000 Colonial Care promissory note dated January 1996, with a carrying value of $17,062,000 was sold in December 2004 for cash proceeds of $22,370,000, resulting in a gain of $5,308,000. $2,000,000 of this gain is included in loan loss recoveries and $3,308,000 is included in non-operating income for the year ended December 31, 2004.

Borrower Bankruptcy and Other Non-Performing Loans

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximate $8,735,000 first mortgage loan made to Midwest in 1997 is secured by two nursing homes in Kansas and one in Wisconsin. The properties were cross defaulted and cross collateralized and managed by Rainmakers, LLC who operates long-term care facilities in Kansas, Missouri, Illinois and Wisconsin. Payments to NHI were past due and the loan was in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002 and an additional writedown of $2,000,000 during 2003.

These properties were foreclosed on in October 2004, resulting in real estate with a remaining carrying value of $4,324,000, which management believes is realizable. The average recorded investment in the Midwest loan, before foreclosure in October 2004, was $4,324,000, $5,465,000, and $7,680,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $304,000, $656,000, and $901,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Rental income of $136,000 was recognized on these properties in 2004.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by five Georgia nursing home properties which are operated by Allgood. As a result of payment and technical defaults, the loans have been declared in default and the principal amount due has been accelerated. In January 2003, the borrowers filed for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $5,000,000 writedown of this mortgage loan in 2002. During the third quarter of 2003, NHI received a $1,000,000 payment from the estate of the owner of Allgood. Based on management's updated analysis of the future expected cash flows of this note, this payment was applied to reduce the principal balance outstanding. Beginning in January 2004, the borrower voluntarily began making monthly payments of $86,700.

Management believes that the remaining carrying amount of $15,716,000 at December 31, 2004 is supported by the value of the collateral. The average recorded investment in the Allgood loans were $15,716,000, $16,114,000, and $19,217,000 for the years ended December 31, 2004, 2003 and 2002 respectively. The related amount of interest income recognized on the loans was $1,040,000, $0, and $1,422,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Somerset on Lake Saunders - Management's analysis of the future cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value during the first quarter of 2003. This loan was sold in January 2004 for cash proceeds of $1,750,000 resulting in a gain of $1,302,000, which is included in loan recoveries. The average recorded investment in the Somerset on Lake Saunders loan was $1,208,000, and $1,999,000 for the years ended December 31, 2003 and 2002, respectively. The related amount of interest income recognized on the loan was $60,000, and $239,000 for the years ended December 31, 2003 and 2002, respectively.

Note 5. Disclosures about Fair Value of Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About the Fair Value of Financial Instruments", NHI calculates the fair values of financial instruments using quoted market prices and discounted cash flow techniques. At December 31, 2004 and 2003, with the exception of the financial instruments listed below, there were no material differences between the carrying amounts and fair values of NHI's financial instruments.

(in thousands)
December 31,	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Marketable securities	$29,098	$29,098	$26,835	$27,906
Convertible subordinated debentures	(1,116)	(4,652)	(1,351)	(4,802)

Note 6. Investment in Preferred Stock

In September 1998, NHI purchased two million shares of the cumulative preferred stock of LTC Properties, Inc. ("LTC"), another REIT. The nonvoting preferred stock is convertible into common stock at a 1:1 ratio. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. The preferred stock is not redeemable by NHI or LTC. The preferred stock, which is not listed on a stock exchange, is considered a nonmarketable security accounted for under APB 18 and is recorded at cost in the consolidated balance sheets. Amounts to be received from the 8.5% coupon rate are recorded as investment income when earned.

In addition to its investment in the preferred stock of LTC, NHI holds 774,800 shares of common stock of LTC (with a fair value and carrying value of $15,426,000 at December 31, 2004), which is included in marketable securities.

Note 7. Investment in Marketable Securities

Our investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
December 31,	2004		2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale	$8,967	$29,098	$11,237	$21,996
Held to maturity	--	--	4,839	5,910
	$8,967	$29,098	$16,076	$27,906

Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

	12/31/04	12/31/03
Gross unrealized gains	$20,257,000	$10,907,000
Gross unrealized losses	(126,000)	(148,000)
	$20,131,000	$10,759,000

Our available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates.

During 2004, 2003 and 2002, we received and recognized $4,408,000, $4,701,000, and $4,829,000, respectively, of dividend and interest income from our marketable securities. Such income is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in marketable securities during the year ended December 31, 2004 were $10,823,000. Gross investment gains of $2,682,000 were realized on these sales during the year ended December 31, 2004, $687,000 of which is included in security recoveries and $1,995,000 of which is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in available for sale securities during the year ended December 31, 2003 were $207,000. Gross investment losses of $203,000 were realized on these sales in 2003.

Proceeds from the sale of investments in held to maturity securities during the year ended December 31, 2002 were $5,620,000 (excluding the proceeds from the sale of ALC convertible debentures discussed below). Gross investment gains of $34,000 were realized on these sales during the year ended December 31, 2002.

Assisted Living Concepts, Inc. Convertible Debentures - During 2002, in order to protect our status as a REIT, we sold a portion of our investments in Assisted Living Concepts, Inc. convertible debentures to an employee of our former investment advisor, NHC. Proceeds included a note receivable of $5,818,000 after a cash payment of $650,000 received in 2001. No gain or loss was realized on this sale during 2002. Our collateral on the note consisted of the underlying securities. As a result, the note receivable was subject to a risk of accounting loss if the underlying value of the collateral declined below the carrying value of the note receivable. The note was a non-recourse promissory note which bore interest at a variable rate (LIBOR plus .5% ) and provided for periodic escalation of the rate. The note was scheduled to mature June 30, 2012, and had a balance of $4,593,000 at December 31, 2003, after payments of $1,225,000 during 2003. The note was collected in February 2004 for proceeds of $4,593,000.

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

LTC Properties, Inc. Common Stock - During 1998 and 1999, NHI purchased 774,800 shares of LTC common stock for $10,762,000. As a result of an other than temporary impairment in value of its investment and in accordance with the provision of SFAS 115, NHI has recognized a $5,555,000 loss on this investment during the year ended December 31, 2002. NHI believes that the carrying value of this investment of $15,426,000 at December 31, 2004 is realizable.

Note 8. Investments in Real Estate Mortgage Investment Conduits

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

Collections of $13,126,000 were received during the first six months of 2004, of which $2,246,000 (the amount recognized as a writedown in 2000) is included in REMIC recoveries, and resulting in no balance outstanding at December 31, 2004.

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

During the second quarter of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at December 31, 2004. No interest income was recognized on the 1995 REMIC during the year ended December 31, 2004.

Note 9. Debt and Credit Facilities

Debt consists of the following:

	Weighted
	Average	Final
	Interest Rate	Maturities	Principal Amount
December 31,			2004	2003
Senior notes, principal and	Variable,
interest payable quarterly	3.43%	2009	$11,447,000	$13,596,000

Senior secured notes due to NHC, principal and	8.4%	2004	--	2,400,000
interest payable semiannually	(Prior Year)

First mortgage notes, principal and interest	Variable,
payable monthly	5.0%	2006 to 2021	8,224,000	8,670,000

Non-recourse mortgage bank note, interest
payable monthly, principal due at maturity	6.0%	2007	25,637,000	25,637,000

Unsecured public notes, interest payable semi-
annually, principal due at maturity	7.3%	2007	100,000,000	100,000,000

Unsecured note payable to NHC, interest	8.4%	2004	--	1,181,000
payable monthly, principal due at maturity	(Prior Year)

First mortgage notes, interest payable monthly,
principal payable in periodic installments	4.6%	2005	16,000	525,000

First mortgage revenue bonds, principal
payable in periodic installments, interest	Variable,
payable monthly	2.2%	2005 to 2014	9,108,000	10,091,000

			$154,432,000	$162,100,000

Due to a legal right of offset, first mortgage bonds having a balance of $175,000 and $460,000 at December 31, 2004 and 2003, respectively, offset NHI's debt obligations in the consolidated balance sheet and are not included in the table above.

The 7.3% unsecured notes (the "Notes") have no sinking fund provisions. The Notes are senior unsecured obligations of NHI and rank equally with NHI's other unsecured senior debt. NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

Certain loan agreements require maintenance of specified financial ratios. We have met all such covenants as of December 31, 2004. Our failure to meet the required covenants would have a material adverse effect on our financial position and cash flows.

First mortgage notes shown above, totaling $8,224,000 at December 31, 2004, and maturing in 2006 to 2021 were paid off in January 2005. A non-recourse mortgage bank note, shown above, of $25,637,000 at December 31, 2004, and maturing in 2007 was paid off in January 2005.

Non-recourse Mortgage Note

Integrated Health Services, Inc. ("IHS") - IHS filed bankruptcy in February 2000 and failed to make its required mortgage payments to SouthTrust Bank on six Texas nursing homes. At that time, NHI owned a 50% participation in this loan with SouthTrust Bank. Effective September 1, 2001, IHS deeded the six nursing homes to a subsidiary of NHI in return for the forgiveness of the debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,689,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and service our debt to SouthTrust Bank, which debt service is substantially equal to the rent payments collected. Through a separate participation agreement, NHI and SouthTrust each beneficially own 50% of the lease revenue. Our interest in the lease revenue is represented by a $19,052,000 note receivable from SouthTrust Bank. We have a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offsets the non-recourse debt in the consolidated balance sheet. Our net investment is composed of $13,692,000 of realty, reduced by $25,637,000 of debt. This debt was paid off in January 2005.

As the result of certain agreements entered into with NHC during the fourth quarter of 2001, NHI is not subject to any material cross-default provisions with other debt of NHC, NHR and National Health Corporation.

The aggregate principal maturities of all debt (excluding convertible subordinated debentures) as of December 31, 2004 are as follows:

2005	$ 3,764,000
2006	7,349,000
2007	129,773,000
2008	4,464,000
2009	2,573,000
Thereafter	6,509,000
$154,432,000

Note 10. Convertible Subordinated Debentures

2000 Senior Debentures - Through a rights offering to its common stockholders on December 29, 2000, NHI issued $20,000,000 of senior subordinated convertible debentures (the "2000 senior debentures") due on January 1, 2006. The outstanding balance at December 31, 2004 was $1,116,000. The 2000 senior debentures pay interest at the greater of the prime rate plus 1% or 9%.

Effective July 31, 2001, the debentures are convertible at the option of the holder into common stock of NHI at a conversion price of $7.00 per share, subject to adjustment. We have reserved an additional 159,400 shares of common stock for future 2000 senior debenture conversions.

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

Note 11. Commitments, Contingencies, and Guarantees

At December 31, 2004, we were committed, subject to due diligence and financial performance goals, to fund approximately $8,239,000 in health care real estate projects, $7,500,000 of which is expected to be funded within the next 12 months. The commitments include mortgage loans or purchase leaseback agreements for three long-term health care centers and one assisted living facility, at interest rates ranging from 9.0% to 10.5%.

We have also guaranteed bank loans in the amount of $224,000 to key employees utilized for the exercise of stock options. The loan guarantees, which are limited to $100,000 per individual per year, are with full recourse, are collateralized by marketable securities, and are guaranteed by the individual borrowers. None of the outstanding loans are to or for any director or executive officer. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding. We have not accrued a liability for our potential obligation under these guarantees.

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

Contingency related to damaged property

One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The lease requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from its use of the property. Although NHI had been named as a defendant in 32 lawsuits, 30 of these lawsuits have been settled at no cost to NHI. At December 31, 2004, NHI has not accrued any liability for this contingent liability but will continue to monitor the situation and establish liability reserves when appropriate.

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

On April 30, 2004, 100% of NHI's 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000, was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Dividends on the preferred stock were accrued and paid through April 30, 2004. During 2004, 2003 and 2002 no preferred shares were converted.

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

Note 14. Stock Option Plan

NHI has stock option plans that provide for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. Options to purchase 135,000 shares vested immediately upon grant and may be exercised at any time prior to expiration. Options to purchase 91,729 shares vest approximately six years after grant and may be exercised during a 30 day vesting period prior to expiration. The term of the options is five years (135,000 shares) or six years (91,729 shares). The following table summarizes option activity:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2001	340,074	$23.460
Options granted	45,000	14.720
Options expired	105,074	36.000
Options exercised	45,000	11.600
Outstanding December 31, 2002	235,000	18.440
Options granted	90,000	15.733
Options expired	32,500	37.923
Options exercised	35,000	12.910
Outstanding December 31, 2003	257,500	15.789
Options granted	60,000	23.900
Options expired	2,500	14.500
Options exercised	88,271	18.023
Outstanding December 31, 2004	226,729	17.080

Exercisable December 31, 2004	135,000	18.833

Options	Exercise	Remaining Contractual
Outstanding	Price	Life in Years
91,729	$ 14.50	.833
15,000	10.125	.417
15,000	14.72	2.333
45,000	16.35	3.333
60,000	23.90	4.333
226,729

The weighted average remaining contractual life of options outstanding at December 31, 2004 is 2.33 years. NHI's Board of Directors has authorized an additional 402,529 shares of common stock that may be issued under the stock option plans.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's net income or earnings per share in 2004, 2003 and 2002.

Note 15. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

(in thousands, except share amounts)
Year Ended December 31,	2004	2003	2002

Cash payments for interest expense	$ 7,784	$ 9,199	$ 12,217
Cash payments for income taxes	--	--	--
During 2004, 2003 and 2002, $235, $365, and
$4,436, respectively, of convertible
subordinated debentures were converted
into 33,562, 52,129, and 633,676 shares
respectively, of NHI's common stock
Convertible subordinated debentures	$ (235)	$ (365)	$ (4,436)
Financing costs	--	1	26
Accrued interest	--	(3)	(35)
Common stock	--	1	6
Capital in excess of par value	235	366	4,439

During 2004, $18,700,000 or 747,994 shares of 8.5%
Cumulative Convertible Preferred stock was called
by NHI for redemption into 676,922 shares of
NHI's common stock
Cumulative convertible preferred stock	$(18,700)	$ --	$ --
Common stock	7	--	--
Capital in excess of par	18,693	--	--

During 2004, 2003 and 2002, NHI acquired
property in exchange for its
rights under mortgage notes
receivable
Mortgage notes receivable	$ 4,324	$ 13,069	$ 2,173
Land	(339)	(1,096)	--
Buildings and improvements	(3,985)	(11,973)	(2,173)

During 2002, NHI acquired notes receivable in ex-
change for NHI's rights to marketable securities:
Other notes receivable	$ --	$ --	$ (5,818)
Marketable securities	--	--	5,818

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share:

Year Ended December 31,	2004	2003	2002

BASIC:
Weighted average common shares	27,257,826	26,727,814	26,453,053

Income from continuing operations	$55,082,000	$43,290,000	$25,155,000
Dividends paid to preferred stockholders	(514,000)	(1,589,000)	(1,589,000)
Income from continuing operations available
to common shareholders	54,568,000	41,701,000	23,566,000
Discontinued operations	1,297,000	518,000	5,632,000

Net income available to common stockholders	$55,865,000	$42,219,000	$29,198,000

Income from continuing operations per
common share	$ 2.00	$ 1.56	$ .89
Discontinued operations per common share	.05	.02	.21
Net income per common share	$ 2.05	$ 1.58	$ 1.10

DILUTED:
Weighted average common shares	27,257,826	26,727,814	26,453,053
Stock options	102,423	41,894	11,758
Convertible subordinated debentures	170,835	215,863	388,609
Average common shares outstanding	27,531,084	26,985,571	26,853,420

Income from continuing operations	$55,082,000	$43,290,000	$25,155,000
Dividends paid to preferred stockholders	(514,000)	(1,589,000)	(1,589,000)
Interest on convertible subordinated debentures	120,000	149,000	301,000
Income from continuing operations
available to common stockholders	54,688,000	41,850,000	23,867,000
Discontinued operations	1,297,000	518,000	5,632,000
Net income available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$55,985,000	$42,368,000	$29,499,000

Income from continuing operations per
common share	$ 1.99	$ 1.55	$ .89
Discontinued operations per common share	.04	.02	.21
Net income per common share	$ 2.03	$ 1.57	$ 1.10

Incremental shares excluded
since anti-dilutive:
Convertible subordinated debentures	--	238,812	1,393,769
8.5% Preferred Stock	169,230	676,918	676,918
Stock options	--	30,000	60,000

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 17. Common Stock Dividends

Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 2004:

	Taxable as	Taxable as	Non-Taxable
	Ordinary	Capital	Return of
Dividend Payment Date	Income	Gain	Capital	Totals

May 10, 2004	$ .365	$.054	$.006	$ .425
August 10, 2004	.365	.054	.006	.425
November 10, 2004	.365	.054	.006	.425
January 10, 2005	.494	.073	.008	.575
	$1.589	$.235	$.026	$1.850

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

In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHI recognized $4,124,000, $3,708,000, and $3,692,000 of percentage rent from NHC during 2004, 2003, and 2002, respectively.

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

Rental income was $48,004,000 ($32,836,000 from NHC) in 2004, $55,863,000 ($33,267,000 from NHC) in 2003, and $47,322,000 ($33,102,000 from NHC) in 2002.

During 2000, four of the leases on Florida facilities were terminated and NHI re-leased the properties to unrelated third parties. Although NHC's rent obligations pursuant to the master lease are unchanged, NHC receives a credit for rents paid to NHI on the four re-leased Florida centers by the current lessees.

At December 31, 2004, the future minimum lease payments (excluding percentage rent) to be received by NHI under its operating leases (including debt service payments which are based on interest rates in effect at December 31, 2004 and including obligations related to the four Florida leases) are as follows:

	NHC	Others	Total
2005	$28,890,000	$15,135,000	$44,025,000
2006	27,170,000	14,467,000	41,637,000
2007	--	10,011,000	10,011,000
2008	--	6,374,000	6,374,000
2009	--	5,358,000	5,358,000
Thereafter	--	22,863,000	23,863,000

Advisory Agreement - NHI entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations were provided to NHI by NHC. As Advisor, NHC is subject to the supervision of and policies established by NHI's Board of Directors.

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

For its services under the Advisory Agreement, NHC was entitled to annual compensation of $2,383,000 in 2004, $2,502,000 in 2003, and $1,907,000 in 2002. The annual compensation was reduced by any compensation paid by NHI to its executive officers, if any, and could be deferred under certain circumstances.

Effective November 1, 2004, NHI assigned its Advisory Agreement with National HealthCare Corporation to a new independent company formed by NHI's President and Board Chairman, W. Andrew Adams. NHI believes it to be in the best interest of NHI to accentuate its independence from NHC, its largest tenant. Therefore, Mr. Adams has assumed the responsibilities of the Advisory Agreement. To assure independence from NHC, Mr. Adams has resigned as CEO of NHC and terminated his managerial responsibilities with NHC. He will out source non-managerial functions of the Advisory Agreement such as payroll processing, accounting and the like to NHC. During the immediate future, Mr. Adams will remain on the NHC Board as Chairman, focusing only on strategic planning, but will have no management involvement with NHC.

Facility Management Services - NHI has engaged subsidiaries of NHC to manage its foreclosure properties for management fees equal to a weighted average of 4.8% of net revenues of the foreclosure properties, which management fees total $4,340,000, $4,677,000, and $4,600,000 for the years ended December 31, 2004, 2003 and 2002, respectively. NHI's accrued but unpaid management fees to NHC were $12,242,000, and $12,742,000 at December 31, 2004 and 2003, respectively, and are included in the caption, "Accounts payable and other accrued expenses" on the balance sheet.

Ownership of Common Stock - At December 31, 2004, NHC owns 1,280,442 shares of our common stock.

Note 19. Discontinued Operations

During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as "held for sale") with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities.

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

For 2004, 2003 and 2002, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Revenues:
Rental income	$ 229	$ 382	$ 1,740
Facility operating revenue	803	10,417	13,990
	1,032	10,799	15,730
Expenses:
Depreciation	68	375	889
Facility operating expenses	1,210	11,441	14,292
	1,278	11,816	15,181
Operating (loss) income	(246)	(1,017)	549
Gain on sale of assets	1,543	1,535	5,083
Total discontinued operations	$1,297	$ 518	$ 5,632

Discontinued operations per common share:
Basic	$ .05	$ .02	$ .21
Diluted	$ .04	$ .02	$ .21

Note 20. Subsequent Events

Early Debt Payoffs - First mortgage notes totaling $8,224,000 at December 31, 2004, with a weighted average interest rate of 5.0% and maturing in 2006 and 2021 were paid off in January 2005. A non-recourse mortgage bank note of $25,637,000 at December 31, 2004, with a weighted average interest rate of 6.0%, and maturing in 2007 was paid off in January 2005. (See Note 9).

Sale of Assisted Living Facility - In January 2005, we sold Manor House of Charlotte, an assisted living facility located in Charlotte, North Carolina to an unrelated third party generating net proceeds of approximately $4,350,000. As a result, during the first quarter of 2005, we will record a gain of approximately $2,403,000 on the sale of this asset for both book and tax purposes. There was no rental income on the facility in 2004, 2003 or 2002.

Sale of Common Stock Investment - In January 2005, we sold all of our stock in Assisted Living Concepts for net proceeds of approximately $10,308,000. As a result, during the first quarter of 2005, we will report a realized gain for book reporting purposes of approximately $9,070,000 and a gain for tax purposes of approximately $3,360,000. There was no investment income from this common stock in 2004, 2003 or 2002.

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

	1st	2nd	3rd	4th
2004	Quarter	Quarter	Quarter	Quarter

Net Revenues	$37,370	$37,827	$38,248	$42,114

Non-operating income	2,133	2,794	1,594	5,173
Income From Continuing Operations -	13,530	10,957	11,998	18,597
Discontinued Operations -
Operating Income (loss)- Discontinued	(95)	(248)	34	63
Net gain on sale of real estate	--	1,252	--	291

Net Income	13,435	11,961	12,032	18,951
Income from Continuing Operations
per common share:
Basic	.49	.39	.44	.68
Diluted	.48	.39	.43	.67
Discontinued operations per common share:
Basic	--	.04	--	.01
Diluted	--	.04	--	.01
Net income per common share:
Basic	.49	.43	.44	.69
Diluted	.48	.43	.43	.68

2003
Net Revenues	$37,926	$37,524	$42,405	$38,326

Non-operating income	1,644	1,157	1,786	1,344
Income From Continuing Operations -	10,446	11,178	11,820	9,846
Discontinued Operations -
Operating Income (loss)- Discontinued	(258)	(362)	(368)	(29)
Net gain (loss)on sale of real estate	1,932	--	(397)	--

Net Income	12,120	10,816	11,055	9,817
Income from Continuing Operations
per common share:
Basic	.38	.40	.43	.35
Diluted	.38	.40	.43	.35
Discontinued operations per common share:
Basic	.06	(.01)	(.03)	--
Diluted	.06	(.01)	(.03)	--
Net income per common share:
Basic	.44	.39	.40	.35
Diluted	.44	.39	.40	.35

Certain quarterly financial information shown above for the first, second and third quarters of 2004 and each quarter of 2003 differs from amounts previously reported in the Forms 10-Q for those periods due to reclassifications to reflect the dispositions of certain assets as discontinued operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 15, 2004, we announced the resignation of Ernst & Young LLP (EY) as our auditors effective upon completion of their review of the interim financial information for the second quarter of 2004 and filing of the Company's quarterly report on Form 10-Q for the quarter ending June 30, 2004. We subsequently announced on September 9, 2004, the appointment of BDO Seidman, LLP (BDO) as our new independent accountants.

During NHI's two fiscal years ended December 31, 2002 and 2003 and from January 1, 2004 through June 15, 2004, there were no disagreements between NHI and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to EY's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two fiscal years ended December 31, 2002 and 2003 and from January 1, 2004 through June 15, 2004.

The audit reports of EY on the consolidated financial statements of NHI and subsidiaries as of and for the fiscal years ended December 31, 2002 and 2003 and from January 1, 2004 through June 15, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During NHI's fiscal years ended December 31, 2002 and 2003 and from January 1, 2004 through June 15, 2004, NHC did not consult with BDO regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2004, the CEO and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

We have audited management's assessment, included in the accompanying Management's Control Over Financial Reporting, that National Health Investors, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." National Health Investors, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that National Health Investors, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway, Commission (COSO). Also in our opinion, National Health Investors, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Health Investors, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended and our report dated February 18, 2005 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Memphis, Tennessee

February 18, 2005

Changes in Internal Controls - There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our CEO and principal accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with NHI have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of Registrant.

The information in our definitive 2005 proxy statement set forth under the caption Directors and Executive Officers of Registrant is hereby incorporated by reference.

Item 11. Executive Compensation.

The information in our definitive 2005 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information in our definitive 2005 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information in our definitive 2005 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information in our definitive 2005 proxy statement set forth under the caption Committee Reports is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The Consolidated Financial Statements are included in Item 8 and are filed as part of this report.

(2) Financial Statement Schedules

The Financial Statement Schedules and Report of Independent Registered Public Accounting Firms on Financial Statement Schedules listed in Exhibit 13.

(3) Exhibits

Exhibits required as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Murfreesboro, State of Tennessee, on the 3rd day of March, 2005.

NATIONAL HEALTH INVESTORS, INC.

BY: /s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

Signature	Title	Date

/s/ W. Andrew Adams	Chief Executive Officer	March 3, 2005
W. Andrew Adams

/s/ Donald K. Daniel	Sr. Vice President and Controller	March 3, 2005
Donald K. Daniel	Principal Accounting Officer

/s/ Richard F. LaRoche, Jr.	Director	March 3, 2005
Richard F. LaRoche, Jr.

/s/ Robert A. McCabe, Jr.
Robert A. McCabe, Jr.	Director	March 3, 2005

/s/ Robert T. Webb
Robert T. Webb	Director	March 3, 2005

/s/ Ted H. Welch
Ted H. Welch	Director	March 3, 2005

NATIONAL HEALTH INVESTORS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2004

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference
to Exhibit 3.1 to Form S-11
Registration Statement
No. 33-41863

3.2	Bylaws	Incorporated by reference
to Exhibit 3.2 to Form S-11
Registration Statement
No. 33-41863

4.1	Form of Common Stock Certificate	Incorporated by reference
to Exhibit 39 to Form S-11
Registration Statement
No. 33-41863

4.2	Form of Preferred Convertible	Incorporated by reference
	Stock Certificate	to Exhibit 60 to Form S-3
Registration Statement
No. 33-72370

4.3	Form of Debenture due 2006	Incorporated by reference
	(10%)	to Exhibit 38 to Form S-11
Registration Statement
No. 33-41863

4.4	Form of Indenture Governing	Incorporated by reference
	the Debentures	to Exhibit 4.3 to Form S-4
Registration Statement No.
33-41863

4.6	Form of Debenture due 2006	Incorporated by reference
	(7%)	to Exhibit 1 to Form S-3
Registration Statement
No. 33-72370

4.7	First Supplemental Indenture	Incorporated by reference
	Dated December 15, 1995	to Exhibit 4.7 to Form 10-K
dated February 26, 1996

10	Materials Contracts	Incorporated by reference
from Exhibits 10.1 thru
10.9 to Form S-4 Registration
Statement No. 33-41863

10.12	1991 Stock Option Plan	Incorporated by reference
from Exhibit 10.12 to Form
S-4 Registration No. 33-41863

	1997 Stock Option Plan	Incorporated by reference from
the 1997 Proxy Statement as
filed

13	Financial Statement Schedules	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Section 302 CEO Certification	Filed Herewith

31.2	Section 302 CFO Certification	Filed Herewith

32	Section 906 CEO/CFO Certification	Filed Herewith

EXHIBIT 13

NATIONAL HEALTH INVESTORS, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

Schedule IV - Mortgage Loans on Real Estate

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

The audits referred to in our report dated February 18, 2005 relating to the consolidated financial statements of National Health Investors, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Memphis, Tennessee

February 18, 2005

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands)

Column A	Column B	Column C	Column D	Column E

	Balance-	Additions
	Beginning	Charged to Costs		Balance -
Description	of Period	and Expenses	Deductions	End of Period

For the year ended
December 31,
2002 - Loan loss
allowance	$ --	$17,500	$17,500	$ --

For the year ended
December 31,
2003 - Loan loss
allowance	$ --	$ 3,500	$ 3,500	$ --

For the year ended
December 31,
2004 - Loan loss
allowance	$ --	$ --	$ --	$ --

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Properties	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired
(dollars in thousands)
Health Care Centers (2)
Alabama	$ 1	$ 95	$ 5,165	$ ---	$ ---	$ 95	$ 5,165	$ 5,260	$2,938	N/A	10/17/91

Health Care Centers (1)
Arizona	2,100	453	6,678	---	---	453	6,678	7,131	1,474	N/A	8/13/96

Health Care Centers (4)
Florida	1,291	2,306	37,510	---	---	2,306	37,510	39,816	16,626	N/A	10/17/91 & 12/31/99

Health Care Centers (1)
Georgia	---	52	865	---	---	52	865	917	687	N/A	10/17/91

Health Care Centers (1)
Idaho	---	122	2,491	---	---	122	2,491	2,613	571	N/A	8/13/96

Health Care Centers (7)
Kansas	---	658	12,060	---	---	658	12,060	12,718	1,520	N/A	8/1/01
											& 10/31/04
Health Care Centers (2)
Kentucky	---	231	2,182	---	---	231	2,182	2,413	1,211	N/A	10/17/91

Health Care Centers (4)
Massachusetts	---	1,189	18,187	---	---	1,189	18,187	19,376	7,956	N/A	8/10/99

Health Care Centers (9)
Missouri	3,125	1,988	35,417	---	---	1,988	35,417	37,405	12,794	N/A	10/17/91
											& 8/1/01

Health Care Centers (3)
New Hampshire	---	1,483	22,037	---	---	1,483	22,037	23,520	9,756	N/A	8/10/99

Health Care Centers (2)
New Jersey	---	1,096	11,973	---	---	1,096	11,973	13,069	714	N/A	1/1/03

Health Care Centers (3)
South Carolina	---	572	11,544	---	---	572	11,544	12,116	6,718	N/A	10/17/91

Health Care Centers (21)
Tennessee	8,237	2,111	44,254	---	---	2,111	44,254	46,365	23,823	N/A	10/17/91

Health Care Centers (6)
Texas	25,637	1,980	42,709	---	---	1,980	42,709	44,689	5,360	N/A	9/1/01

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Properties	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired

Health Care Centers (1)
Virginia	2,665	176	2,510	---	---	176	2,510	2,686	1,260	N/A	10/17/91

Health Care Centers (1)
Wisconsin	---	170	1,604	---	---	170	1,604	1,774	22	N/A	10/31/04

Acute Care Hospital (1)
Kentucky	---	540	10,163	---	---	540	10,163	10,703	3,087	N/A	6/12/92

Medical Office Building (1)
Florida	---	165	3,349	---	---	165	3,349	3,514	1,388	N/A	6/30/93

Medical Office Building (1)
Illinois	---	---	1,925	---	---	---	1,925	1,925	343	12/31/98	N/A

Medical Office Building (2)
Texas	---	631	9,677	---	---	631	9,677	10,308	3,155	1/1/95	N/A
										& 7/31/97
Assisted Living Centers (4)
Arizona	---	1,757	13,622	---	---	1,757	13,622	15,379	2,013	N/A	12/31/98
											& 3/31/99
Assisted Living Centers (5)
Florida	---	7,096	22,745	---	---	7,096	22,745	29,841	6,880	N/A	8/6/96,
											12/31/98
											& 1/1/99
Assisted Living Centers (1)
New Jersey	---	4,229	13,030	---	---	4,229	13,030	17,259	3,549	N/A	8/6/96

Assisted Living Centers(1)
North Carolina	---	216	1,957	---	---	216	1,957	2,173	226	3/12/99	6/1/02

Assisted Living Centers (1)
South Carolina	---	344	2,877	---	---	344	2,877	3,221	429	N/A	12/31/98

Assisted Living Centers (3)
Tennessee	---	873	7,062	---	---	873	7,062	7,935	1,033	N/A	12/31/98
											& 3/31/99
NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Cost capitalized
				subsequent to		Gross amount at which carried at close
		Initial Cost to Company		acquisition		of period
	Encum-		Buildings &	Improve-	Carrying		Buildings &		Accumulated	Date of	Date
Properties	brances	Land	Improvements	ments	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired

Assisted Living Centers (1)
Texas	--	2,094	9,091	---	---	2,094	9,091	11,185	2,360	N/A	8/6/96

Retirement Center (1)
Idaho	---	243	4,182	---	---	243	4,182	4,425	931	N/A	8/13/96

Retirement Center (1)
Missouri	---	353	3,171	---	---	353	3,171	3,524	1,491	N/A	10/17/91

Retirement Center (1)
New Hampshire	---	218	2,881	---	---	218	2,881	3,099	1,375	N/A	8/10/99

Retirement Centers (2)
Tennessee	---	64	5,644	---	---	64	5,644	5,708	2,207	N/A	10/17/91
	$43,056	$33,505	$368,562	$ ---	$ ---	$33,505	$368,562	$402,067	$123,897

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(A) See Notes 3 and 18 of Notes to Consolidated Financial Statements.
(B) The aggregate cost for federal income tax purposes is approximately $374,313,000.
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

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	December 31
	2004	2003	2002

Investment in Real Estate:
Balance at beginning of period	$400,403	$403,049	$409,483
Additions through cash expenditures	1,678	627	3,461
Additions in exchange for rights under mortgage notes receivable	4,324	13,069	2,173
Sale of properties for cash	(4,340)	(10,917)	(12,068)
Impairment write-downs	--	(5,400)	--
Other	2	(25)	--
Balance at end of year	$402,067	$400,403	$403,049

Accumulated Depreciation:
Balance at beginning of period	$110,938	$ 98,655	$ 86,217
Addition charged to costs and expenses	14,453	15,380	16,383
Sale of properties	(1,494)	(3,097)	(3,945)
Balance at end of year	$123,897	$110,938	$ 98,655

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2004

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loan Subject
		Final	Monthly		Original		To Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Carrying Amount	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	of Mortgages	Interest

First Mortgage Loans:
Florida	10.0%	December, 2005	$252,000	None	$29,500,000	$23,365,000	None

Williston and Gainesville, Florida (A)(D)	8%	May, 2009	66,000	None	8,500,000	3,449,000	None

Ocoee, Florida (A)	8%	May, 2009	46,000	None	6,000,000	4,763,000	None

Augusta and Pooler, Georgia(A)(B)(D)	9.5%	January, 2009	135,000	None	15,243,000	11,444,000	13,944,000

Tucker, GA (A)	9.5%	January, 2009	66,000	None	7,508,000	4,272,000	6,772,000

Dallas, Texas (C)(D)	12.15%	September, 2010	186,000	None	18,000,000	9,191,000	None

Atlanta, Georgia (A)	6.5%	September, 2013	22,000	None	4,169,000	1,050,000	None

Friendswood, Richmond, Sugarland,
Conroe, Beaumont, Huntsville,
Cleveland, Liberty, and
Tomball, Texas (A)(D)(E)	10.50%	September, 2014	353,000	None	51,500,000	24,630,000	None

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2004

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loan Subject
		Final	Monthly		Original		To Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Carrying Amount	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	of Mortgages	Interest

Six Mortgages(D)	6% -9.5%	Dec. 2005 - Dec. 2011	48,000	None	5,050,000	4,722,000	None
(under $2,500,000 each)

Three Mortgages(D)	10.00%-10.50%	September 2006 - November 2008	106,000	None	11,396,000	9,319,000	None
($953,000 to $4,888,000 each)

Two Mortgages(D)	9.50%-11.00%	January 2009 - July 2009	136,000	None	14,748,000	12,841,000	None
($5,548,000 and $7,293,000 each)
						$109,046,000

NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

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
(B)	Balloon payment of $12,923,000 due at maturity.
(C)	Interest escalates 0.1% per year through September 1, 2005. Thereafter the payment will be adjusted to include interest at the greater of 12.25% or the rate that five-year United States securities yield plus 4.5%.
(D)	Mortgages provide for prepayment penalties.
(E)	Note A is at 10.50% and matures September, 2014. Note B is at prime rate (in October 2006).

(1)	See Note 4 of Notes to Consolidated Financial Statements.
(2)	For tax purposes, the cost of investments is the carrying amount.
(3)	Other, non-mortgage notes receivable unrelated to real estate of $3,026,000 at December 31, 2004 are not reported on this schedule.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (continued)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	December 31
	2004	2003	2002
	(in thousands)
Reconciliation of mortgage loans
Balance at beginning of period	$142,155	$176,492	$222,459
Additions:
New mortgage loans	2,419	1,730	1,598
Total Additions	2,419	1,730	1,598

Deductions during period:
Loans written off	--	3,500	17,500
Collection of principal	13,694	19,498	27,827
Sale of mortgage loans	17,510	--	--
Acquisition of property and equipment in exchange for rights under mortgage loans	4,324	13,069	2,238
Total deductions	35,528	36,067	47,565

Balance at end of period	$109,046	$142,155	$176,492

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

National Health Investors, Inc.

Murfreesboro, Tennessee

We consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 33-72370 and No. 33-85398) of National Health Investors, Inc. of our reports dated February 18, 2005, relating to the consolidated financial statements, financial statement schedules, and management's assessment of internal control over financial reporting included in this Form 10-K for the year ended December 31, 2004.

/S/BDO SEIDMAN, LLP

Memphis, Tennessee

March 1, 2005

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 33-72370 and Form S-3 No. 33-85398) of National Health Investors, Inc. of our report dated January 26, 2004, with respect to the consolidated financial statements and schedules of National Health Investors, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ERNST & YOUNG LLP

Nashville, Tennessee

March 1, 2005

EXHIBIT 31.1

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

Date: March 3, 2005

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

EXHIBIT 31.2

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

Date: March 3, 2005

/s/ Donald K. Daniel
Donald K. Daniel
Sr. Vice President and Controller
Principal Accounting Officer

Exhibit 32

Certification of Annual Report on Form 10-K

of National Health Investors, Inc.

For The Year Ended December 31, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Annual Report on Form 10-K for National Health Investors, Inc. ("Issuer") for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Annual Report on Form 10-K of the Issuer for the annual period ended December 31, 2004.

This Certification is executed as of March 3, 2005.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Investors, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.