Form 10-Q
period 2005-03-31
NATIONAL HEALTH INVESTORS INC
filed 2005-05-03
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission file number 001-10822

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
Yes x No

There were 27,662,068 shares of common stock outstanding as of March 28, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate properties:
Land	$ 31,194	$ 33,505
Buildings and improvements	360,158	368,366
Construction in progress	562	196
	391,914	402,067
Less accumulated depreciation	(124,460)	(123,897)
Real estate properties, net	267,454	278,170
Mortgage and other notes receivable, net	130,732	112,072
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	126,053	161,215
Marketable securities	16,632	29,098
Accounts receivable	7,336	6,384
Deferred costs and other assets	8,631	6,300
Total Assets	$594,970	$631,371

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	19,962	54,432
Convertible subordinated debentures	1,048	1,116
Accounts payable and other accrued expenses	36,194	27,769
Accrued interest	1,564	3,392
Dividends payable	12,448	15,838
Deferred income	3,313	3,285
Total Liabilities	174,529	205,832

Commitments and guarantees

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized; 27,661,354
and 27,545,018 shares, respectively, issued and outstanding	277	275
Capital in excess of par value of common stock	462,902	461,119
Cumulative net income	575,594	558,800
Cumulative dividends	(627,233)	(614,785)
Unrealized gains on marketable securities, net	8,901	20,130
Total Stockholders' Equity	420,441	425,539
Total Liabilities and Stockholders' Equity	$594,970	$631,371

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements. The interim condensed balance sheet at December 31, 2004 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
REVENUES:	(in thousands, except share amounts)
Mortgage interest income	$ 3,907	$ 4,851
Rental income	11,538	12,120
Facility operating revenue	22,629	20,400
	38,074	37,371
EXPENSES:
Interest	2,470	3,120
Depreciation	3,149	3,441
Amortization of loan costs	72	37
Legal expense	147	149
Franchise and excise tax	67	70
General and administrative	1,103	856
Loan, realty and security losses (recoveries), net	(472)	(1,989)
Facility operating expense	21,365	20,202
	27,901	25,886

INCOME BEFORE NON-OPERATING INCOME	10,173	11,485
Non-operating income (investment interest and other)	5,954	2,133
INCOME FROM CONTINUING OPERATIONS	16,127	13,618

Discontinued Operations
Operating loss - discontinued	(81)	(183)
Net gain on sale of real estate	748	--
	667	(183)

NET INCOME	16,794	13,435

DIVIDENDS TO PREFERRED STOCKHOLDERS	--	397

NET INCOME APPLICABLE TO COMMON STOCK	$16,794	$13,038

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$ .58	$ .49
Diluted	$ .58	$ .49

DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$ .03	$ --
Diluted	$ .03	$ (.01)

NET INCOME PER COMMON SHARE:
Basic	$ .61	$ .49
Diluted	$ .61	$ .48
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,580,665	26,782,468
Diluted	27,774,954	27,071,585

Common dividends per share declared	$ .450	$ .425

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 16,794	$ 13,435
Depreciation	3,212	3,567
Loan, realty and security losses (recoveries), net	(472)	(1,989)
Net gain on sale of real estate	(748)	--
Amortization of loan costs	72	37
Realized gain on sale of marketable securities	(4,050)	(668)
Amortization of discount on held to maturity securities and
real estate mortgage investment conduit	--	(717)
Deferred income	75	--
Amortization of deferred income	(47)	(70)
Increase in accounts receivable	(952)	(253)
Increase in deferred costs and other assets	(2,398)	(2,628)
Increase in accounts payable and other accrued expenses	8,425	1,854
Decrease in accrued interest payable	(1,828)	(1,844)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,083	10,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(21,791)	--
Collection of mortgage and other notes receivable	1,131	5,888
Sale of mortgage notes receivable	--	1,750
Collection of real estate mortgage investment conduits	--	345
Acquisition of property and equipment	(5,757)	(265)
Disposition of property and equipment	11,457	--
Sale of marketable securities	10,308	8,661
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,652)	16,379

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(34,470)	(4,796)
Sale of common stock	1,715	--
Dividends paid to stockholders	(15,838)	(13,782)
NET CASH USED IN FINANCING ACTIVITIES	(48,593)	(18,578)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,162)	8,525
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	161,215	93,687
CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,053	$102,212

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
	2005	2004
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 3,702	$ 3,779

During the three months ended March 31, 2005 and 2004, $68,000 and
$141,000 of Senior Subordinated Convertible Debentures were con-
verted into 9,711 and 20,140 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (68)	$ (141)
Capital in excess of par	68	141

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands, except share and per share amounts)

	Cumulative Convertible							Unrealized	Total
	Preferred Stock				Capital in			Gains	Stock-
	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(Losses) on	holders'
	at $25 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/04	--	$ --	27,545,018	$275	$461,119	$558,800	$(614,785)	$ 20,130	$425,539
Net income	--	--	--	--	--	16,794	--	--	16,794
Unrealized losses on securities	--	--	--	--	--	--	--	(11,229)	(11,229)
Total Comprehensive Income									5,565
Stock options exercised	--	--	106,625	2	1,714	--	--	--	1,716
Shares issued in conversion of convertible
debentures to common stock	--	--	9,711	--	69	--	--	--	69
Dividends to common stockholders	--	--	--	--	--	--	(12,448)	--	(12,448)
BALANCE AT 3/31/05	--	$ --	27,661,354	$277	$462,902	$575,594	$(627,233)	$ 8,901	$420,441

BALANCE AT 12/31/03	747,994	$18,700	26,770,123	$267	$441,178	$502,421	$(563,681)	$ 10,759	$409,644
Net income	--	--	--	--	--	13,435	--	--	13,435
Unrealized gains on securities	--	--	--	--	--	--	--	3,074	3,074
Total Comprehensive Income									16,509
Shares issued in conversion of convertible
debentures to common stock	--	--	20,140	--	141	--	--	--	141
Dividends to common stockholders	--	--	--	--	--	--	(11,386)	--	(11,386)
Dividends to preferred stockholders	--	--	--	--	--	--	(397)	--	(397)
BALANCE AT 3/31/04	747,994	$18,700	26,790,263	$267	$441,319	$515,856	$(575,464)	$ 13,833	$414,511

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

Note 1. SIGNIFICANT ACCOUNTING POLICIES:

We, the management of National Health Investors, Inc., believe that the unaudited financial statements to which these notes are attached include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2004 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. Our audited December 31, 2004 financial statements are available at our web site: www.nhinvestors.com.

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

In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 ("Statement 153"). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company plans to adopt Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company's financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of Statement 153 to have a significant impact on its financial statements.

In December 2004, the FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123R"). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R beginning January 1, 2006. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company does not expect the adoption of Statements 123R to have a significant impact on its financial statements.

Note 3. STOCK OPTION PLAN

NHI has stock option plans that provide for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. Options to purchase 135,000 shares vested immediately upon grant and may be exercised at any time prior to expiration. Options to purchase 15,104 shares vest approximately six years after grant and may be exercised at any time prior to expiration, (formerly during a 30 day vesting period prior to expiration). The term of the options is five years (135,000 shares) or six years (15,104 shares). The following table summarizes option activity:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding December 31, 2002	235,000	18.440
Options granted	90,000	15.733
Options expired	32,500	37.923
Options exercised	35,000	12.910
Outstanding December 31, 2003	257,500	15.789
Options granted	60,000	23.900
Options expired	2,500	14.500
Options exercised	88,271	18.023
Outstanding December 31, 2004	226,729	17.080
Options exercised	106,625	16.083
Outstanding March 31, 2005	120,104	17.965

Exercisable March 31, 2005	120,104	17.965

Options	Exercise	Remaining Contractual
Outstanding	Price	Life in Years
15,104	$ 14.50	.583
15,000	10.125	.167
15,000	14.72	2.083
30,000	16.35	3.083
45,000	23.90	4.083
120,104

The weighted average remaining contractual life of options outstanding at March 31, 2005 is 2.65 years. NHI's Board of Directors has authorized an additional 295,904 shares of common stock that may be issued under the stock option plans.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's net income or earnings per share in the first quarter of 2005 and 2004.

Note 4. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by facilities that we lease to others and facilities that are operated by others:

(Dollars in thousands)

	March 31, 2005			December 31, 2004
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 27,135	$ 4,059	$ 31,194	$ 29,446	$ 4,059	$ 33,505
Buildings and improvements	294,666	65,492	360,158	303,263	65,103	368,366
Construction in progress	33	529	562	33	163	196
	321,834	70,080	391,914	332,742	69,325	402,067
Less accumulated depreciation	(101,363)	(23,097)	(124,460)	(101,628)	(22,269)	(123,897)
Real estate properties, net	$220,471	$ 46,983	$267,454	$231,114	$ 47,056	$ 278,170

Foreclosure and Other Troubled Real Estate Properties

We have previously treated the Washington State, New England, Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.

Washington State Properties - During 1998, we took over the operations of four long-term care properties in Washington State. The operating results of these facilities were included in our financial statements from 1998 until the operations were disposed of during 2003 and 2004. Note 10 includes the results of disposal and discontinued operations of these properties.

New England Properties - During 1999, we took over the operations of three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. During 2001, we sold the properties to a not-for-profit entity and provided 100% financing. We have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at March 31, 2005 of $26,691,000 is realizable.

Kansas and Missouri Properties - In July 2001 we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our consolidated financial statements since that date. During 2004, we sold the properties to a not-for-profit entity and provided 100% financing. We have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any future cash received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sale of Real Estate" ("SFAS 66") are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at March 31, 2005 of $20,198,000 is realizable.

Manor House of Charlotte - During 2002, we took over ownership of an assisted living facility in Charlotte, North Carolina. The property was immediately leased to a new operator. In January 2005, this facility was sold generating net proceeds of $3,546,000, and a gain of $1,599,000, which is included in discontinued operations.

Marriott Senior Living Services - In July 2003, we reached an agreement with Marriott Senior Living Services ("Marriott") to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey. Under the terms of the settlement with Marriott, we were paid $6,211,000 to settle our claims for certain deferred maintenance and repairs, for accrued real estate taxes, and to compensate us for future rental periods. $1,487,000 has been reserved for maintenance and repairs, $223,000 was allocated to property taxes and $4,408,000 was recognized as rental income in the third quarter of 2003. The four facilities were leased to new operators.

Based on our impairment analysis, as a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, we recorded an impairment of $2,550,000 during the first quarter of 2005 on the two Florida facilities. We had previously recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. Lease income of $491,000 and $565,000 was recognized on these four facilities for the three months ended March 31, 2005 and 2004, respectively. In February 2005, the facility in Dallas, Texas was sold for proceeds of $7,911,000 and a loss of $851,000, which is included in discontinued operations. We believe that the carrying amount of these remaining three properties at March 31, 2005 of $25,822,000 is realizable.

Note 5. MORTGAGE AND OTHER NOTES RECEIVABLE:

Installment Method Mortgage Receivable

Autumn Hills Convalescent Centers, Inc. (HSM of Texas, new borrower) - In January 2003, NHI foreclosed on the properties, consisting of thirteen long-term healthcare facilities in Texas, and sold them to an unrelated not-for-profit entity providing seller financing. NHI accounts for the sale of the properties using the installment method, consistent with the provisions of SFAS 66. Note A under the loan is in the amount of $34,859,000, payable at $353,000 monthly at 10.50%, and is due in September 2014. Note B under the loan is in the amount of $11,071,000, payable interest only at prime rate (beginning in October 2006), and is due in September 2009. Management believes the remaining carrying amount of $24,486,000 at March 31, 2005 is realizable. The average recorded investment in the loan was $24,558,000 and $27,320,000 for the three months ended March 31, 2005 and 2004, respectively. The related amount of interest income recognized on the loan was $1,041,000 and $720,000 for the three months ended March 31, 2005 and 2004, respectively.

Mortgage Receivable

Ashton Woods - At March 31, 2005, we hold 75%, or $4,050,000, of a $5,419,000 first mortgage with Ashton Woods. The remaining 25% of the loan is held by SouthTrust Bank. The loan is secured by a first mortgage on a nursing home located in Atlanta, Georgia and is further secured by the lease payments which are made by Ashton Woods Healthcare, Inc. Note A under the loan is in the amount of $4,250,000, amortizing over 25 years at 6.5% per annum and due in September, 2013. Note B in the amount of $1,256,000, is payable out of excess cash flow of the facility and if not repaid by September, 2013, is forgiven in full. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recognition of a $3,000,000 writedown of this mortgage loan value during 2002. Management believes that the remaining carrying amount of $1,036,000 at March 31, 2005 is supported by the value of the collateral. The average recorded investment in the Ashton Woods loan was $1,043,000, and $1,096,000 for the three months ended March 31, 2005, and 2004, respectively. The related amount of interest income recognized on the loan was $50,000, and $52,000 for the three months ended March 31, 2005, and 2004, respectively.

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

Management believes that the remaining carrying amount of $8,140,000 at March 31, 2005 (after the $5,200,000 writedown in 2002 of the original mortgage), is supported by the value of the collateral. The average recorded investment in the AMA loan was $8,176,000, and $8,382,000 for the three months ended March 31, 2005, and 2004, respectively. The related amount of interest income recognized on the loan was $271,000, and $-0- for the three months ended March 31, 2005, and 2004, respectively.

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

These properties were foreclosed on in October 2004, resulting in real estate with an original carrying value of $4,324,000. The remaining carrying value of $4,324,000 at March 31, 2005, is believed by management to be realizable. The average recorded investment in the Midwest loan, before foreclosure in October 2004, was $4,324,000 for the three months ended March 31, 2004. Rental income of $116,000 was recognized on these properties for the three months ended March 31, 2005. The related amount of interest income recognized on the former loan was $-0- for the three months ended March 31, 2004.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by five Georgia nursing home properties which are operated by Allgood. As a result of payment and technical defaults beginning in 2002, the loans have been declared in default and the principal amount due has been accelerated. In January 2003, the borrowers filed for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan in the first quarter of 2005, as a result of the declines in cash flow from the facilities collateralizing the loans. We had previously recorded a $5,000,000 writedown of this mortgage loan in 2002. During the third quarter of 2003, NHI received a $1,000,000 payment from the estate of the owner of Allgood. Based on management's updated analysis of the future expected cash flows of this note, this payment was applied to reduce the principal balance outstanding. Beginning in January 2004, the borrower voluntarily began making monthly payments of $86,700.

Management believes that the remaining carrying amount of $13,716,000 at March 31, 2005 is supported by the value of the collateral. The average recorded investment in the Allgood loans was $14,716,000 and $15,716,000 for the three months ended March 31, 2005 and 2004, respectively. The related amount of interest income recognized on the loans was $260,000 for the three months ended March 31, 2005 and 2004.

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

Note 6. INVESTMENTS IN MARKETABLE SECURITIES:

Our investments in marketable securities include available for sale securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
	3/31/05		12/31/04
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale	$7,731	$16,632	$8,967	$29,098

Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

(in thousands)	3/31/05	12/31/04
Gross unrealized gains	$9,048	$20,257
Gross unrealized losses	(147)	(126)
	$8,901	$20,131

Our available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates.

During the three months ended March 31, 2005 and 2004, we received and recognized $1,108,000 and $1,131,000, respectively, of dividend and interest income from our marketable securities. Such income is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in marketable securities during the three months ended March 31, 2005 were $10,308,000. Gross investment gains of $9,072,000 were realized on these sales during the three months ended March 31, 2005, $5,022,000 of which is included in security recoveries and $4,050,000 of which is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in available for sale securities during the three months ended March 31, 2004 were $8,661,000. Gross investment gains of $1,355,000 were realized on these sales during the three months ended March 31, 2004, $687,000 of which is included in security recoveries and $668,000 of which is included in non-operating income in the consolidated statements of income.

Assisted Living Concepts, Inc. Convertible Debentures - During 2002, in order to protect our status as a REIT, we sold a portion of our investments in Assisted Living Concepts, Inc. convertible debentures to an employee of our former investment advisor, NHC. Proceeds included a note receivable of $5,818,000 after a cash payment of $650,000 received in 2001. No gain or loss was realized on this sale during 2002. Our collateral on the note consisted of the underlying securities. As a result, the note receivable was subject to a risk of accounting loss if the underlying value of the collateral declined below the carrying value of the note receivable. The note was a non-recourse promissory note which bore interest at a variable rate (LIBOR plus .5% ) and provided for periodic escalation of the rate. The note was scheduled to mature June 30, 2012, and had a balance of $4,593,000 at December 31, 2003, after payments of $1,225,000 during 2003. The note was collected in full in February 2004 for proceeds of $4,593,000.

The carrying value but not the face amount of the ALC debentures owned by us was reduced by $731,000 related to a securities litigation settlement prior to 2004. ALC debentures with a face amount of $532,000 and a carrying value of $486,000 were called by ALC prior to 2004. The remaining ALC debentures with a face amount of $4,655,000 and a carrying value of $4,013,000 were called during January 2004 for proceeds of $4,700,000 resulting in a gain of $687,000 which is included in security recoveries for the three months ended March 31, 2004 discussed above.

LTC Properties, Inc. Common Stock - During 1998 and 1999, NHI purchased 774,800 shares of LTC common stock for $10,762,000. As a result of an other than temporary impairment in value of its investment and in accordance with the provision of SFAS 115, NHI has recognized a $5,555,000 loss on this investment during the year ended December 31, 2002. NHI believes that the carrying value of this investment of $13,443,000 at March 31, 2005 is realizable.

Note 7. DEBT

Non-recourse Mortgage Note

Integrated Health Services, Inc. ("IHS") - Effective September 1, 2001, IHS deeded six nursing homes to a subsidiary of NHI in return for the forgiveness of debt held jointly by SouthTrust Bank and NHI. We recorded these six nursing homes and certain non-recourse debt to SouthTrust Bank at the estimated fair value of the properties of approximately $44,689,000. NHI leases the facilities to IHS under a 66-month lease with minimum payments equal to approximately $3,078,000 per year plus additional rent based on cash flow of the facilities. We collect these rent payments and serviced our debt to SouthTrust Bank, which debt service was substantially equal to the rent payments collected.

Through a separate participation agreement, NHI and SouthTrust each beneficially owned 50% of the lease revenue. Our interest in the lease revenue was represented by a $19,052,000 note receivable from SouthTrust Bank. We had a legal right of offset as it relates to the non-recourse debt and note receivable with SouthTrust Bank. Therefore, the note receivable offset the non-recourse debt in the consolidated balance sheet. Our net investment was composed of $13,692,000 of realty, reduced by $25,637,000 of debt. This $19,052,000 note receivable was applied against the $44,689,000 non-recourse mortgage bank note payable balance and this debt (with a weighted average interest rate of 6% and maturing in 2007) was paid off in January 2005.

Note 8. COMMITMENTS, CONTINGENCIES AND GUARANTEES:

At March 31, 2005, we were committed, subject to due diligence and financial performance goals, to fund approximately $51,750,000 in health care real estate projects, $11,750,000 of which is expected to be funded within the next 12 months. The commitments include a $50,000,000 construction loan/sale leaseback agreement for up to ten assisted living facilities.

We are also committed to funding up to $1,750,000 in working capital loans to the purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc., maturing in May 2005, consisting of $750,000 at a 6% interest rate, and $1,000,000 at an interest rate of prime plus 2%.

We have also guaranteed bank loans in the amount of $119,000 to key employees utilized for the exercise of stock options. The loan guarantees, which are limited to $100,000 per individual per year, are with full recourse, are collateralized by marketable securities, and are guaranteed by the individual borrowers. None of the outstanding loans are to or for any director or executive officer. Our potential accounting loss related to these guaranteed bank loans, if all collateral failed, is the face amount of the guaranteed loans outstanding. We have not accrued a liability for our potential obligation under these guarantees.

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

Contingency related to damaged property

One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The lease requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from its use of the property. Although NHI had been named as a defendant in 32 lawsuits, 30 of these lawsuits have been settled at no cost to NHI. At March 31, 2005, NHI has not accrued any liability for this contingent liability but will continue to monitor the situation and establish liability reserves when appropriate.

A provision of the lease allows that if substantial damage occurs during the lease term, NHC may terminate the lease with respect to the damaged property. During October 2004, NHC exercised its right to terminate the lease on the Nashville facility. As a result, NHI is entitled to receive all property insurance proceeds paid as a result of the fire. NHI retains the right to the bed license following lease termination. Until building repairs or a replacement building is completed, no additional rent will be received on the Nashville facility. Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility. NHI has received $2,654,000 in insurance proceeds as of March 31, 2005, which amount is being held in reserve pending determination of the ultimate repair, disposition or replacement of the building.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2005	2004
BASIC:
Weighted average common shares	27,580,665	26,782,468

Income from continuing operations	$16,127,000	$13,618,000
Dividends paid to preferred stockholders	--	(397,000)
Income from continuing operations available to
common stockholders	16,127,000	13,221,000
Discontinued operations	667,000	(183,000)

Net income available to common stockholders	$16,794,000	$13,038,000

Income from continuing operations per
common share	$ .58	$ .49
Discontinued operations per common share	.03	---
Net income per common share	$ .61	$ .49

DILUTED:
Weighted average common shares	27,580,665	26,782,468
Stock options	37,717	108,465
Convertible subordinated debentures	156,572	180,652
Average common shares outstanding	27,774,954	27,071,585

Income from continuing operations	16,127,000	13,618,000
Dividends paid to preferred stockholders	--	(397,000)
Interest on convertible subordinated debentures	28,000	32,000
Income from continuing operations available to
common stockholders	$16,155,000	$13,253,000
Discontinued operations	667,000	(183,000)
Net income available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$16,822,000	$13,070,000

Income from continuing operations per
common share	$ .58	$ .49

Discontinued operations per common share	.03	(.01)
Net income per common share	$ .61	$ .48

Incremental Shares Excluded Since Anti-dilutive:
8.5% Preferred Stock	--	676,918

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 10. DISCONTINUED OPERATIONS

During the three months ended March 31, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,457,000. We recognized a gain of $748,000 on the sale of these facilities.

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

For the three months ended March 31, 2005 and 2004, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

	Three Months Ended
	March 31
(in thousands, except per share amounts)	2005	2004
Revenues:
Rental income	$ --	$ 93
Facility operating revenue	10	671
	10	764
Expenses:
Depreciation	63	126
Facility operating expenses	28	821
	91	947
Operating loss	(81)	(183)
Net gain on sale of assets	748	--
Total Discontinued Operations	$667	$(183)

Discontinued operations per common share:
Basic	$ .03	$ (-- )
Diluted	$ .03	$ (.01)

Note 11. INVESTMENTS IN REAL ESTATE MORTGAGE INVESTMENT CONDUITS

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

1995 REMIC - At December 31, 2003 the net carrying value of the 1995 REMIC was $6,346,000. At December 31, 2003, we had a potential obligation of $3,006,000 for advances received from the servicer of the 1995 REMIC. During the second quarter of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at December 31, 2004. No interest income was recognized on the 1995 REMIC during the year ended December 31, 2004, nor the quarter ended March 31, 2005.

Note 12 - CUMULATIVE CONVERTIBLE PREFERRED STOCK

8.5% Preferred Stock - In February and March 1994, NHI issued $109,558,000 of non-voting, 8.5% cumulative convertible preferred stock ("8.5% Preferred Stock") with a liquidation preference of $25.00 per share. Until called in April, 2004, dividends at an annual rate of $2.125 were cumulative from the date of issuance and were paid quarterly.

On April 30, 2004, 100% of NHI's 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000, was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Dividends on the preferred stock were accrued and paid through April 30, 2004. During 2004 no preferred shares were converted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of March 31, 2005, we had interests in real estate owned, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $452,950,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

As of March 31, 2005, we were diversified with investments in 159 health care facilities located in 17 states consisting of 116 long-term care facilities, one acute care hospital, four medical office buildings, 15 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $130,732,000 aggregate carrying value amount of loans to 16 borrowers and $267,454,000 of purchase leaseback transactions with 14 lessees. Of these 159 facilities, 17 were acquired through foreclosure and are owned and 38 are leased to National HealthCare Corporation ("NHC"). The facilities acquired through foreclosure are operated by others and managed by subsidiaries of NHC. NHC was our investment advisor until November 1, 2004, when we assigned our Advisory Agreement with National HealthCare Corporation to a new independent company, HealthCare Advisors, LLC, formed by NHI's President and Board Chairman, W. Andrew Adams. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 12.00% of total invested assets on March 31, 2005.

At March 31, 2005, 25.05% of the total invested assets of the health care facilities were operated by publicly-traded operators, 70.31% by regional operators, and 4.65% by small operators.

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

We also focused on lowering our debt. Our debt to capitalization ratio on March 31, 2005 was 22.3%, the lowest level in our 13 year history. Our liquidity is also strong with cash and marketable securities of $142,685,000 exceeding our total debt outstanding of $121,010,00 at March 31, 2005.

Reflecting this progress and our improving outlook for the healthcare industry, we have made some new investments in 2005 while continuing to monitor and improve our existing properties. Even as we make new investments, however, we expect to maintain a relatively low level of debt vs. equity compared to our historical levels.

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

Our significant accounting policies and the associated estimates, judgments and the issues which impact these estimates are as follows:

1) Valuations and impairments to our investments - Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement were imposed effective October 1, 2002 followed by only modest improvements implemented for the fiscal year beginning October 1, 2003 and 2004. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing for our lessees and mortgagees. We have determined that impairment of certain of our investments have occurred as the result of these events.

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

Liquidity and Capital Resources

Sources and Uses of Funds

We have generated net cash from operating activities during the first three months of 2005 totaling $18,083,000, an increase of $7,359,000 compared to $10,724,000 in the prior period. Net cash from operating activities generally includes net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment writedowns and recoveries, and gain on asset disposals. The $18,083,000 net cash provided from operating activities for the first three months of 2005 is composed of increases due to net income of $16,794,000, depreciation of $3,212,000 and working capital decreases of $3,247,000. These amounts were offset primarily by net loan, realty and security recoveries of $472,000, gain on sale of marketable securities of $4,050,000, and gain on sale of real estate of $748,000.

Net loan, realty, and security recoveries of $472,000 includes a $5,022,000 recovery from the sale of Assisted Living Concepts, Inc. common stock, as a result of the acquisition of all the outstanding shares of ALC by Extendicare, Inc. by merger. This amount is reduced by an impairment writedown of $2,550,000 on two Florida facilities previously leased to Marriott Senior Living Services, as a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, as discussed in Note 4 of Notes to Interim Condensed Consolidated Financial Statements. This amount is also reduced by a writedown of $2,000,000 on two mortgage loans with Allgood HealthCare, Inc., as a result of declines in cash flow from the facilities collateralizing the loans, as discussed in Note 5.

The gain on sale of marketable securities of $4,050,000 is attributable to the sale, as a result of merger, of Assisted Living Concepts, Inc. common stock which realized gross investment gains of $9,072,000 before the classification of $5,022,000 as a recovery of previous writedowns on the Assisted Living Concepts, Inc. investment. The net gain on the sale of real estate of $748,000 is composed of the following: (1) a gain of $1,599,000 from the sale of an assisted living facility in Charlotte, North Carolina, and; (2) a loss of $851,000 from the sale of an assisted living facility in Dallas, Texas, and both of which were sold as a result of never achieving their expected profitability as discussed in Note 4 of Notes to Interim Condensed Consolidated Financial Statements.

Net cash provided by operating activities increased from $10,724,000 in the first three months of 2004 to $18,083,000 in the first three months of 2005 due primarily to a $6,118,000 decrease in working capital, and $1,241,000 of items affecting net income in the first three months of 2005. The $10,724,000 net cash provided from operating activities for the first three months of 2004 is composed of increases due to net income of $13,435,000 and depreciation of $3,567,000. These amounts were offset by loan and security recoveries of $1,989,000, gain on sale of marketable securities of $668,000, discount and deferred income amortization of $779,000, and working capital increases of $2,871,000.

Net cash used in investing activities during the first three months of 2005 totaled $4,652,000 compared to $16,379,000 provided in the prior period. Cash flows provided from investing activities during the first three months of 2005 included collections on mortgage and other notes receivable of $1,131,000 compared to $7,638,000 for the prior period. Collections on real estate mortgage investment conduits provided $345,000 during the prior period of 2004. Marketable securities were sold or called and converted to cash of $10,308,000 during the first three months of 2005, compared to $8,661,000 for the prior period. The $10,308,000 cash proceeds relate to the sale, as a result of merger, of the Assisted Living Concepts, Inc. common stock discussed above. Disposition of property and equipment provided $11,457,000 of cash proceeds for the first three months of 2005. The $11,457,000 cash proceeds relate to the sale of the Charlotte, North Carolina assisted living facility for $3,546,000 and the sale of the assisted living facility in Dallas, Texas for $7,911,000 as discussed above.

Cash flows used in investing activities during the first three months of 2005 included investments in real estate properties of $5,757,000 and in mortgage and other notes receivable of $21,791,000. The $5,757,000 investment in real estate properties relates to the purchase for $5,000,000 and lease of two Texas based facilities which were purchased as a part of our plan to expand our core business and $757,000 related to current operating facilities. The $21,791,000 investment in mortgage notes receivable includes an $18,931,000 Heritage Hall loan purchase, $2,500,000 related to a facility with Legend HealthCare, and $360,000 applicable to current operators, all a part of our plan to expand our core business. Cash flows used in investing activities in the prior period included investments in real estate properties of $265,000.

Net cash used in financing activities during the first three months of 2005 totaled $48,593,000 compared to $18,578,000 in the prior period. Cash flows used in financing activities for the first three months of 2005 included principal payments on debt of $34,470,000 and dividends paid to stockholders of $15,838,000. The $34,470,000 principal payments on debt includes $25,637,000 applicable to the early payoff of 6% non-recourse debt due in 2007 to SouthTrust Bank as discussed in Note 7, $8,224,000 applicable to the early payoff of 5% first mortgage notes due in 2006 through 2021, and $609,000 of routine principal payments. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result was immediately accretive to earnings. This compares to the corresponding prior period activity of principal payments on debt of $4,796,000 and dividends paid to stockholders of $13,782,000.

Preferred Stock Conversion

On April 30, 2004, 100% of NHI's 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000 was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Consequently, preferred dividends for the first three months of 2005 decreased $397,000, offset by increased common dividends of approximately $305,000 on the new common shares. Cash flow was increased by $92,000 in the first three months of 2005, due to the difference in total dividends paid on the newly issued common shares versus the dividends paid on the converted preferred stock.

Contractual Obligations and Contingent Liabilities

As of March 31, 2005, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt	$119,962	$ 3,587	$106,893	$6,737	$2,745
Convertible debentures	1,048	1,048	--	--	--
Construction loan commitments	50,000	10,000	40,000	--	--
Working capital loan commitments	1,750	1,750	--	--	--
Management fees to NHC	12,683	12,683	--	--	--
	$185,443	$29,068	$146,893	$6,737	$2,745

First mortgage notes totaling $8,224,000 at December 31, 2004, with a weighted average interest rate of 5.0% and maturing in 2006 and 2021 were paid off in January 2005. A non-recourse mortgage bank note of $25,637,000 at December 31, 2004, with a weighted average interest rate of 6.0%, and maturing in 2007 was paid off in January 2005.

We have guaranteed additional debt obligations totaling approximately $119,000 which are not included in the table above because we do not expect to fund these commitments.

Interest payments have not been included in the above table due to the difficulty in projecting variable rate interest. In the first three months of 2005, our cash payments for interest were $3,702,000.

Liquidity and Capital Resources

At March 31, 2005, our liquidity is strong, with cash and marketable securities of $142,685,000 exceeding $121,010,000 of total debt outstanding. Further, our debt to book capitalization ratio declined to 22.3%, the lowest level in our 13 year history.

In the first quarter of 2005, we paid off ahead of schedule $33,861,000 of debt. The early payoff debt included $25,637,000 applicable to a 6% non-recourse debt due in 2007 to SouthTrust Bank and $8,224,000 of 5% first mortgage notes due in 2006 through 2021. The interest cost of the debt exceeded the earnings on available cash, as discussed above.

Our next significant debt maturities (primarily related to our $100 million unsecured public notes) are in 2007.

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ended December 31, 2005 and thereafter. NHI declared a dividend of 45 cents per common share to shareholders of record on March 31, 2005 payable on May 10, 2005. The 2004 fourth quarter dividend of $.5750 per share was paid on January 10, 2005 and included a $.15 per share special dividend.

Commitments

At March 31, 2005, we were committed, subject to due diligence and financial performance goals, to fund approximately $51,750,000 in health care real estate projects, $11,750,000 of which is expected to be funded within the next 12 months. The commitments include a $50,000,000 construction loan/sale leaseback agreement for up to ten assisted living facilities.

We are also committed to funding up to $1,750,000 in working capital loans to the purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc., maturing in May 2005, consisting of $750,000 at a 6% interest rate, and $1,000,000 at an interest rate of prime plus 2%.

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

The following table summarizes our writedowns and recoveries for the three months ended March 31, 2005 and 2004, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Writedowns (Recoveries)
(in thousands)
	Three Months Ended
	March 31
	2005	2004
Real estate	$2,550	$ --
Mortgages	2,000	(1,302)
	$4,550	$(1,302)

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

Security Recoveries

The following table summarizes our security recoveries for the three months ended March 31, 2005 and 2004, recorded in accordance with the provisions of SFAS 115:

Recoveries
(in thousands)	Three Months Ended
	March 31
	2005	2004
Securities	$5,022	$687

Assisted Living Concepts, Inc. (ALC) common stock was called in January 2005 resulting in a gain of $9,072,000 ($5,022,000 of which is included in recoveries). These securities were previously identified as impaired in 2001.

Assisted Living Concepts, Inc. Convertible Debentures were called in January 2004 resulting in a gain of $687,000 which we included in recoveries. These securities were previously identified as impaired in 2001.

We recognized a loss in 2002 of $5,555,000 in our investment in LTC Properties, Inc. common stock as a result of an other than temporary impairment in value. We believe that the carrying amounts of our investments in securities are realizable. However, future events could require us to make significant adjustments to our carrying amounts ($13,443,000 at March 31, 2005).

Investment in REMICs

During the first three months of 2004, we recognized additional interest income to continue amortizing our carrying value of the 1993 REMIC by $709,000 to the amount ultimately expected to be collected in December 2004. As a result of the early payoff of the three extended mortgages, the 1993 REMIC was paid off in June 2004.

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

See Note 11 to the financial statements for details of the investments in real estate mortgage investment conduits.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Certain financial information for the three months ended March 31, 2004 has been restated for the presentation of operations discontinued during 2005 and 2004.

Net income for the three months ended March 31, 2005 is $16,794,000 versus net income of $13,435,000 for the same period in 2004, an increase of 25.0%. Diluted earnings per common share increased 13 cents or 27.1% to 61 cents in the 2005 period from 48 cents in the 2004 period.

Total revenues for the three months ended March 31, 2005 increased $703,000 or 1.9% to $38,074,000 from $37,371,000 for the three months ended March 31, 2004. Revenues from mortgage interest income decreased $944,000, or 19.5%, when compared to the same period in 2004. Revenues from rental income decreased $582,000, or 4.8% in the 2005 period as compared to the 2004 period. Facility operating revenue increased $2,229,000 or 10.9% in the 2005 period compared to the 2004 period.

Of the $944,000 decrease in mortgage interest income, $985,000 is related to previous REMIC payoffs and $945,000 is related to previous mortgage payoffs. This is partially offset by $318,000 income from new loans and a $668,000 increase in income from other mortgage loans due to improved performance.

The $582,000 decrease in rental income in 2005 resulted primarily from $675,000 reduced rent from certain Alterra assisted living facilities, offset by increased rent of $93,000 from others.

The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the three months ended March 31, 2005. The improved government payment rates exceed any related increase in facility operating expenses, resulting in more profitable operations.

Total expenses for the three months ended March 31, 2005 increased $2,015,000 or 7.8% to $27,901,000 from $25,886,000 for the 2004 period. Interest expense decreased $650,000 or 20.8% in the three months ended March 31, 2005 as compared to the 2004 period. Facility operating expense increased by $1,163,000 or 5.8% in the three months ended March 31, 2005 compared to the 2004 period.

Net loan, realty and security recoveries were $472,000 in the three months ended March 31, 2005. Security recoveries of $5,022,000 were recorded in the first quarter of 2005 related to the sale of Assisted Living Concepts, Inc. common stock as a result of the acquisition of all the outstanding shares of ALC by Extendicare, Inc. by merger, as discussed in Note 6. Realty impairments of $2,550,000 were recorded during the first quarter of 2005 on two Florida assisted living facilities previously leased to Marriott Senior Living Services, as a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, as discussed in Note 4. Loan writedowns of $2,000,000 were recorded during the first quarter of 2005 on two loans held by Algood HealthCare, Inc., as a result of declines in cash flow from the facilities collateralizing the loans, as discussed in Note 5. Loan recoveries were $1,302,000 and security recoveries were $687,000 in the 2004 period.

Interest expense for the three months ended March 31, 2005 decreased primarily due to the payment of debt of $34,470,000 since December 2004. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result, was immediately accretive to earnings.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above. Facility operating expense has not increased in proportion to facility operating revenue from improved government payment rates, resulting in more profitable operations.

Non-Operating Income -

Investment interest and other income for the three months ended March 31, 2005 increased $3,821,000 or 179.1% compared to the same period in 2004. Investment interest and other income for the three months ended March 31, 2005 includes $1,108,000 of dividend and interest income from marketable securities, and a gain of $4,050,000 on the sale, as a result of merger, of ALC common stock for cash (after $5,022,000 of the ALC Common sale proceeds is treated as a recovery). Investment interest and other income for the three months ended March 31, 2004 included $1,131,000 of dividend and interest income from marketable securities and a $668,000 gain on the call of ElderTrust common stock for cash.

Discontinued Operations -

During the three months ended March 31, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,457,000. We recognized a gain of $748,000 on the sale of these facilities. The net gain on the sale of real estate of $748,000 is composed of a $1,599,000 gain from a Charlotte, North Carolina assisted living facility sale and an $851,000 loss from a Dallas, Texas assisted living facility sale. Both of these assisted living facilities were sold as a result of never achieving their expected profitability as discussed in Note 4.

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

For the three months ended March 31, 2005 and 2004, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Funds From Operations

Our funds from operations ("FFO") for the three months ended March 31, 2005, on a diluted basis was $18,930,000, an increase of $2,492,000 as compared to $16,438,000 for the same period in 2004. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

	Three Months Ended
	March 31
	2005	2004
(in thousands, except share and per share amounts)
Net income	$16,794	$13,435
Dividends to preferred stockholders	--	(397)
Net income applicable to common stockholders	16,794	13,038
Elimination of non-cash items in net income:
Real estate depreciation	2,834	2,893
Real estate depreciation in discontinued operations	22	78
Gain on sale of real estate	(748)	--
Dividends to preferred stockholders, if dilutive	--	397
Basic funds from operations applicable to common stockholders	18,902	16,406
Interest on convertible subordinated debentures	28	32

Diluted funds from operations applicable to common stockholders	$18,930	$16,438

Basic funds from operations per share	$ .69	$ .61
Diluted funds from operations per share	$ .68	$ .59

Shares for basic funds from operations per share	27,580,665	26,782,468
Shares for diluted funds from operations per share	27,774,954	27,748,503

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

In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 ("Statement 153"). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company plans to adopt Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company's financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of Statement 153 to have a significant impact on its financial statements.

In December 2004, the FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123R"). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R beginning January 1, 2006. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company does not expect the adoption of Statements 123R to have a significant impact on its financial statements.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

*national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

*the effect of government regulations and changes in regulations governing the healthcare industry, including compliance with such regulations by us and our borrowers and/or lessees;

*changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries to our borrowers and/or lessees;

*the ability to pay when due or refinance certain debt obligations maturing within the next 12 months;

*the availability and terms of capital to fund investments;

*the competitive environment in which we operate;

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

As of March 31, 2005, $100,101,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments. The remaining $19,861,000 of our debt and $1,048,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $21,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $21,000.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $1,663,000 change in the fair value of our investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of our subordinated convertible debentures would result in a related $389,000 change in the fair value of the debenture instruments.

Item 4. Controls and Procedures.

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to March 31, 2005.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: May 2, 2005	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: May 2, 2005	/s/ Donald K. Daniel
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

Date: May 2, 2005

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

Date: May 2, 2005

/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National Health Investors, Inc.

For The Quarter Ended September 30, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Investors, Inc. ("Issuer") for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended March 31, 2005.

This Certification is executed as of May 2, 2005.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Investors, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.