Form 10-Q
period 2005-06-30
NATIONAL HEALTH INVESTORS INC
filed 2005-08-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

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
Yes x No

There were 27,735,352 shares of common stock outstanding as of August 1, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate properties:
Land	$ 31,035	$ 33,505
Buildings and improvements	357,502	368,366
Construction in progress	1,143	196
	389,680	402,067
Less accumulated depreciation	(125,608)	(123,897)
Real estate properties, net	264,072	278,170
Mortgage and other notes receivable, net	125,866	112,072
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	133,345	161,215
Marketable securities	19,415	29,098
Accounts receivable	6,624	6,384
Deferred costs and other assets	8,789	6,300
Total Assets	$596,243	$631,371

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	19,343	54,432
Convertible subordinated debentures	640	1,116
Accounts payable and other accrued expenses	33,001	27,769
Accrued interest	3,383	3,392
Dividends payable	12,481	15,838
Deferred income	3,275	3,285
Total Liabilities	172,123	205,832

Commitments and guarantees

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized; 27,734,638
and 27,545,018 shares, respectively, issued and outstanding	278	275
Capital in excess of par value of common stock	463,462	461,119
Cumulative net income	588,409	558,800
Cumulative dividends	(639,713)	(614,785)
Unrealized gains on marketable securities, net	11,684	20,130
Total Stockholders' Equity	424,120	425,539
Total Liabilities and Stockholders' Equity	$596,243	$631,371

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements. The interim condensed balance sheet at December 31, 2004 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
REVENUES:	(in thousands, except share amounts)
Mortgage interest income	$ 3,924	$ 4,818	$ 7,831	$ 9,669
Rental income	11,521	12,239	23,059	24,359
Facility operating revenue	23,854	20,769	46,483	41,169
	39,299	37,826	77,373	75,197
EXPENSES:
Interest	1,929	3,083	4,399	6,203
Depreciation	3,176	3,387	6,325	6,828
Amortization of loan costs	34	37	106	74
Legal expense	175	769	322	918
Franchise, excise and other taxes	218	66	285	136
General and administrative	1,068	1,064	2,171	1,920
Loan, REMIC, realty and security losses (recoveries), net	4,000	1,093	3,528	(896)
Facility operating expense	22,439	20,079	43,804	40,281
	33,039	29,578	60,940	55,464

INCOME BEFORE NON-OPERATING INCOME	6,260	8,248	16,433	19,733
Non-operating income (investments and other)	6,568	2,794	12,522	4,927
INCOME FROM CONTINUING OPERATIONS	12,828	11,042	28,955	24,660

Discontinued Operations
Operating loss - discontinued	(13)	(333)	(94)	(516)
Net gain on sale of real estate	--	1,252	748	1,252
	(13)	919	654	736

NET INCOME	12,815	11,961	29,609	25,396

DIVIDENDS TO PREFERRED STOCKHOLDERS	--	(117)	--	(514)

NET INCOME APPLICABLE TO COMMON STOCK	$12,815	$11,844	$29,609	$24,882

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$ .46	$ .40	$ 1.05	$ .89
Diluted	$ .46	$ .40	$ 1.05	$ .89

DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$ --	$ .03	$ .02	$ .03
Diluted	$ --	$ .03	$ .02	$ .02

NET INCOME PER COMMON SHARE:
Basic	$ .46	$ .43	$ 1.07	$ .92
Diluted	$ .46	$ .43	$ 1.07	$ .91
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,705,245	27,267,605	27,643,300	27,021,602
Diluted	27,850,745	27,534,171	27,813,195	27,299,444

Common dividends per share declared	$ .450	$ .425	$ .90	$ .85

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 29,609	$ 25,396
Depreciation	6,388	7,058
Loan, REMIC, realty and security losses (recoveries), net	3,528	(896)
Net gain on sale of real estate	(2,619)	(1,252)
Amortization of loan costs	106	74
Realized gain on sale of marketable securities	(4,050)	(1,995)
Amortization of discount on held to maturity securities and
real estate mortgage investment conduit	--	(1,191)
Deferred income	85	--
Amortization of deferred income	(95)	(173)
Decrease (increase) in accounts receivable	(240)	828
Increase in deferred costs and other assets	(2,591)	(1,307)
Increase in accounts payable and other accrued expenses	5,232	923
Decrease in accrued interest payable	(6)	(18)
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,347	27,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(21,940)	(875)
Collection of mortgage and other notes receivable	2,146	7,299
Sale of mortgage notes receivable	--	1,750
Collection of real estate mortgage investment conduits	--	13,126
Acquisition of property and equipment	(6,651)	(806)
Disposition of property and equipment	14,428	2,789
Sale of marketable securities	10,308	10,823
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,709)	34,106

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(35,089)	(5,492)
Sale of common stock	1,867	891
Repurchase of common stock	--	(578)
Dividends paid to stockholders	(28,286)	(25,285)
NET CASH USED IN FINANCING ACTIVITIES	(61,508)	(30,464)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,870)	31,089
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	161,215	93,687
CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,345	$124,776

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30
	2005	2004
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 3,738	$ 3,890

During the six months ended June 30, 2005 and 2004, $476,000 and
$166,000 of Senior Subordinated Convertible Debentures were con-
verted into 67,995 and 23,709 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (476)	$ (166)
Accrued interest	(3)	--
Common stock	1	--
Capital in excess of par	478	166

During the six months ended June 30, 2004, $18,700,000 or 747,994 shares of 8.5% Cumulative Convertible Preferred stock was called by NHI for redemption into 676,922 shares of NHI's common stock:
Cumulative convertible preferred stock	$ --	$(18,700)
Common stock	--	7
Capital in excess of par	--	18,693

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands, except share and per share amounts)

	Cumulative Convertible							Unrealized	Total
	Preferred Stock				Capital in			Gains	Stock-
	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(Losses) on	holders'
	at $25 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/04	--	$ --	27,545,018	$275	$461,119	$558,800	$(614,785)	$ 20,130	$425,539
Net income	--	--	--	--	--	29,609	--	--	29,609
Unrealized losses on securities	--	--	--	--	--	--	--	(8,446)	(8,446)
Total Comprehensive Income									21,163
Shares sold	--	--	121,625	2	1,865	--	--	--	1,867
Shares issued in conversion of convertible
debentures to common stock	--	--	67,995	1	478	--	--	--	479
Dividends to common stockholders	--	--	--	--	--	--	(24,928)	--	(24,928)
BALANCE AT 6/30/05	--	$ --	27,734,638	$278	$463,462	$588,409	$(639,713)	$ 11,684	$424,120

BALANCE AT 12/31/03	747,994	$18,700	26,770,123	$267	$441,178	$502,421	$(563,681)	$ 10,759	$409,644
Net income	--	--	--	--	--	25,396	--	--	25,396
Unrealized gains on securities	--	--	--	--	--	--	--	1,936	1,936
Total Comprehensive Income									27,332
Shares sold	--	--	40,000	--	891	--	--	--	891
Shares repurchased	--	--	(23,860)	--	(578)	--	--	--	(578)
Shares issued in conversion of convertible
debentures to common stock	--	--	23,709	--	166	--	--	--	166
Shares issued in conversion of preferred
stock to common stock	(747,994)	(18,700)	676,922	7	18,693	--	--	--	--
Dividends to common stockholders	--	--	--	--	--	--	(23,068)	--	(23,068)
Dividends to preferred stockholders	--	--	--	--	--	--	(514)	--	(514)
BALANCE AT 6/30/04	--	$ --	27,486,894	$274	$460,350	$527,817	$(587,263)	$ 12,695	$413,873

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

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123R"). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R beginning January 1, 2006. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company does not expect the adoption of Statements 123R to have a significant impact on its financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

Note 3. STOCK OPTION PLAN

NHI has stock option plans that provide for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. Options to purchase 150,000 shares vested immediately upon grant and may be exercised at any time prior to expiration. Options to purchase 15,104 shares vest approximately six years after grant and may be exercised at any time prior to expiration, (formerly during a 30 day vesting period prior to expiration). The term of the options is five years (150,000 shares) or six years (15,104 shares). The following table summarizes option activity:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding December 31, 2002	235,000	18.440
Options granted	90,000	15.733
Options expired	32,500	37.923
Options exercised	35,000	12.910
Outstanding December 31, 2003	257,500	15.789
Options granted	60,000	23.900
Options expired	2,500	14.500
Options exercised	88,271	18.023
Outstanding December 31, 2004	226,729	17.080
Options granted	60,000	26.780
Options exercised	121,625	15.348
Outstanding June 30, 2005	165,104	21.881

Exercisable June 30, 2005	165,104	21.881

Options	Exercise	Remaining Contractual
Outstanding	Price	Life in Years
15,104	$ 14.50	.333
15,000	14.72	1.833
30,000	16.35	2.833
45,000	23.90	3.833
60,000	26.78	4.917
165,104

The weighted average remaining contractual life of options outstanding at June 30, 2005 is 3.54 years. NHI's Board of Directors has authorized an additional 1,780,904 shares of common stock that may be issued under the stock option plans.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's net income or earnings per share in the three months and six months ended June 30, 2005 and 2004.

Note 4. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by facilities that we lease to others and facilities that are operated by others:

(Dollars in thousands)

	June 30, 2005			December 31, 2004
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 26,951	$ 4,084	$ 31,035	$ 29,446	$ 4,059	$ 33,505
Buildings and improvements	291,722	65,780	357,502	303,263	65,103	368,366
Construction in progress	34	1,109	1,143	33	163	196
	318,707	70,973	389,680	332,742	69,325	402,067
Less accumulated depreciation	(101,637)	(23,971)	(125,608)	(101,628)	(22,269)	(123,897)
Real estate properties, net	$217,070	$ 47,002	$264,072	$231,114	$ 47,056	$ 278,170

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

Washington State Properties - During 1998, we took over the operations of four long-term care properties in Washington State. The operating results of these facilities were included in our financial statements from 1998 until the operations were disposed of during 2003 and 2004. Note 11 includes the results of disposal and discontinued operations of these properties.

New England Properties - During 1999, we took over the operations of three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. During 2001, we sold the properties to a not-for-profit entity and provided 100% financing. We have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at June 30, 2005 of $26,591,000 is realizable.

Kansas and Missouri Properties - In July 2001 we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our consolidated financial statements since that date. During 2004, we sold the properties to a not-for-profit entity and provided 100% financing. We have not recorded the sale of the assets and continue to record the results of operations of these properties each period. Any sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sale of Real Estate" ("SFAS 66") are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at June 30, 2005 of $20,416,000 is realizable.

Manor House of Charlotte - During 2002, we took over ownership of an assisted living facility in Charlotte, North Carolina. The property was immediately leased to a new operator. In January 2005, this facility was sold generating net proceeds of $3,546,000, and a gain of $1,599,000, which is included in discontinued operations.

Marriott Senior Living Services - In July 2003, we reached an agreement with Marriott Senior Living Services ("Marriott") to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey. Under the terms of the settlement with Marriott, we were paid $6,211,000 to settle our claims for certain deferred maintenance and repairs, for accrued real estate taxes, and to compensate us for future rental periods. $1,457,000 has been reserved for maintenance and repairs, $223,000 was allocated to property taxes and $4,408,000 was recognized as rental income in the third quarter of 2003. The four facilities were leased to new operators.

Based on our impairment analysis, as a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, we recorded an impairment of $2,550,000 during the first quarter of 2005 on the two Florida facilities. We had previously recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. Lease income of $891,000 and $1,160,000 was recognized on these four facilities for the six months ended June 30, 2005 and 2004, respectively. In February 2005, the facility in Dallas, Texas was sold for proceeds of $7,911,000 and a loss of $851,000, which is included in discontinued operations. We believe that the carrying amount of these remaining three properties at June 30, 2005 of $25,554,000 is realizable.

Lease Termination and Sale of Property

During October 2004, a subsidiary of NHC exercised its right to terminate the lease on one of our owned nursing home properties located in Nashville, Tennessee that was damaged by a fire on September 25, 2003. The lease termination entitled NHI to receive all property insurance proceeds paid as a result of the fire. NHI retains the right to the bed license following lease termination. Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility. NHI has received $2,654,000 in insurance proceeds which amount is included in non-operating income for the six months ended June 30, 2005. NHI sold the Nashville facility in May 2005 for net proceeds of $2,971,000, resulting in a gain of $1,871,000, which amount is included in non-operating income for the six months ended June 30, 2005.

Note 5. MORTGAGE AND OTHER NOTES RECEIVABLE:

Mortgage Receivable

American Medical Associates, Inc. ("AMA") - On May 1, 2004, NHI provided financing to purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. ("AMA") and previously financed by NHI. AMA filed for bankruptcy protection in January, 2003. The amount of the new mortgage loans total $14,500,000 and the notes mature May 14, 2009. We are also committed to funding up to $1,700,000 in working capital loans to the purchaser.

Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan in the second quarter of 2005. Management believes that the remaining carrying amount of $6,099,000 at June 30, 2005 (after the $5,200,000 writedown in 2002 of the original mortgage and a $2,000,000 writedown in the second quarter of 2005), is supported by the value of the collateral. The average recorded investment in the AMA loan was $6,156,000, and $8,382,000 for the six months ended June 30, 2005, and 2004, respectively. The related amount of interest income recognized on the loan was $498,000, and $520,000 for the six months ended June 30, 2005, and 2004, respectively.

Miracle Hill Nursing and Convalescent Center ("Miracle Hill") - In September 1996, NHI provided financing to Miracle Hill. Management's analysis of the future expected cash flows consistent with SFAS 114, past, current and anticipated operating income of the project and liquidity of the facility, resulted in the recording of a $2,000,000 writedown of this mortgage loan in the second quarter of 2005. Management believes that the remaining carrying amount of $2,805,000 at June 30, 2005 is supported by the value of the collateral. The average recorded investment in the Miracle Hill loan was $3,846,000 and $5,001,000 for the six months ended June 30, 2005 and 2004, respectively. The related amount of interest income recognized on the loan was $256,000 and $268,000 for the six months ended June 30, 2005 and 2004, respectively.

Borrower Bankruptcy and Other Non-Performing Loans

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximate $8,735,000 first mortgage loan made to Midwest in 1997 is secured by two nursing homes in Kansas and one in Wisconsin. The properties were cross defaulted and cross collateralized and managed by Rainmakers, LLC who operates long-term care facilities in Kansas, Missouri, and Illinois. Payments to NHI were past due and the loan was in default on a number of technical covenants. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002 and an additional writedown of $2,000,000 during 2003. Two properties in Kansas and one in Wisconsin with an original loan balance of $8,735,000 were foreclosed on in October 2004, resulting in real estate with a carrying value of $4,324,000. The remaining carrying value of $4,197,000 at June 30, 2005, is believed by management to be realizable. Rental income of $250,000 was recognized on the Kansas properties for the six months ended June 30, 2005.

Allgood HealthCare, Inc. ("Allgood") - We have two loans secured by five Georgia nursing home properties which are operated by Allgood. In January 2003, the borrowers filed for bankruptcy protection. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan in the first quarter of 2005. We had previously recorded a $5,000,000 writedown of this mortgage loan in 2002. During the third quarter of 2003, NHI received a $1,000,000 payment from the estate of the owner of Allgood. Based on management's updated analysis of the future expected cash flows of this note, this payment was applied to reduce the principal balance outstanding. Beginning in January 2004, the borrower voluntarily began making monthly payments of $86,700.

Management believes that the remaining carrying amount of $13,716,000 at June 30, 2005 is supported by the value of the collateral. The average recorded investment in the Allgood loans was $14,716,000 and $15,716,000 for the six months ended June 30, 2005 and 2004, respectively. The related amount of interest income recognized on the loans was $520,000 and $580,000 for the six months ended June 30, 2005 and 2004, respectively.

Note 6. INVESTMENTS IN MARKETABLE SECURITIES:

Our investments in marketable securities include available for sale securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
	6/30/05		12/31/04
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale	$7,731	$19,415	$8,968	$29,098

Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

(in thousands)	6/30/05	12/31/04
Gross unrealized gains	$11,801	$20,256
Gross unrealized losses	(117)	(126)
	$11,684	$20,130

Our available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates.

During the six months ended June 30, 2005 and 2004, we received and recognized $2,239,000 and $2,171,000, respectively, of dividend income from our marketable securities. Such income is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in available for sale securities during the six months ended June 30, 2005 were $10,308,000. Gross investment gains of $9,072,000 were realized on these sales during the six months ended June 30, 2005, $5,022,000 of which is included in security recoveries and $4,050,000 of which is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in available for sale securities and held to maturity securities during the six months ended June 30, 2004 were $10,823,000. Gross investment gains of $2,682,000 were realized on these sales during the six months ended June 30, 2004, $687,000 of which is included in security recoveries and $1,995,000 of which is included in non-operating income in the consolidated statements of income.

Assisted Living Concepts, Inc. ("ALC") Convertible Debentures - The carrying value but not the face amount of the ALC debentures owned by us was reduced by $731,000 related to a securities litigation settlement prior to 2004. ALC debentures with a face amount of $532,000 and a carrying value of $486,000 were called by ALC prior to 2004. The remaining ALC debentures with a face amount of $4,655,000 and a carrying value of $4,013,000 were called during January 2004 for proceeds of $4,700,000 resulting in a gain of $687,000 which is included in security recoveries for the six months ended June 30, 2004 discussed above.

Note 7. DEBT

Early payoff of debt in January 2005 includes a non-recourse mortgage bank note of $25,637,000 with a weighted average interest rate of 6.0%, and maturing in 2007, and first mortgage notes totaling $8,224,000 with a weighted average interest rate of 5.0% and maturing in 2006 and 2021.

Note 8. COMMITMENTS AND CONTINGENCIES:

At June 30, 2005, we were committed, subject to due diligence and financial performance goals, to fund approximately $1,700,000 in health care real estate projects, all of which are expected to be funded within the next 12 months. This commitment consists of funding up to $1,700,000 in working capital loans to the purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. consisting of $700,000 at a 6% interest rate, and $1,000,000 at an interest rate of prime plus 2%.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
BASIC:
Weighted average common shares	27,705,245	27,267,605	27,643,300	27,021,602

Income from continuing operations	$12,828,000	$11,042,000	$28,955,000	$24,660,000
Dividends paid to preferred stockholders	--	(117,000)	--	(514,000)
Income from continuing operations available to
common stockholders	12,828,000	10,925,000	28,955,000	24,146,000
Discontinued operations	(13,000)	919,000	654,000	736,000

Net income available to common stockholders	$12,815,000	$11,844,000	$29,609,000	$24,882,000

Income from continuing operations per
common share	$ .46	$ .40	$ 1.05	$ .89
Discontinued operations per common share	--	.03	.02	.03
Net income per common share	$ .46	$ .43	$ 1.07	$ .92

DILUTED:
Weighted average common shares	27,705,245	27,267,605	27,643,300	26,021,602
Stock options	31,436	94,550	34,577	101,508
Convertible subordinated debentures	114,064	172,016	135,318	176,334
Average common shares outstanding	27,850,745	27,534,171	27,813,195	27,299,444

Income from continuing operations	$12,828,000	$11,042,000	$28,955,000	$24,660,000
Dividends paid to preferred stockholders	--	(117,000)	--	(514,000)
Interest on convertible subordinated debentures	21,000	30,000	49,000	62,000
Income from continuing operations available to
common stockholders	12,849,000	10,955,000	29,004,000	24,208,000
Discontinued operations	(13,000)	919,000	654,000	736,000
Net income available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$12,836,000	$11,874,000	$29,658,000	$24,944,000

Income from continuing operations per
common share	$ .46	$ .40	$ 1.05	$ .89

Discontinued operations per common share	--	.03	.02	.02
Net income per common share	$ .46	$ .43	$ 1.07	$ .91

Incremental Shares Excluded Since Anti-dilutive:
8.5% Preferred Stock	--	215,722	--	446,320
Stock options	--	--	60,000	--

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 10 - NON-OPERATING INCOME

Non-operating income is outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
(in thousands)
Dividends	$1,131	$1,070	$ 2,239	$2,171
Realized gains on securities	--	1,326	4,050	1,995
Interest income	864	294	1,613	580
Gain on disposal of assets	1,871	--	1,871	--
Insurance proceeds	2,654	--	2,654	--
Other	48	104	95	181
	$6,568	$2,794	$12,522	$4,927

Note 11. DISCONTINUED OPERATIONS

During the six months ended June 30, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,457,000. We recognized a gain of $748,000 on the sale of these facilities.

During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as "held for sale") with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities. The sales of two of these facilities with carrying amounts totaling $1,537,000, proceeds of $2,789,000 and net gains of $1,252,000 occurred during the six months ended June 30, 2004.

For the six months ended June 30, 2005 and 2004, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share amounts)	2005	2004	2005	2004
Revenues:
Rental income	$ --	$ 55	$ --	$ 149
Facility operating revenue	4	36	13	707
	4	91	13	856
Expenses:
Depreciation	--	104	63	230
Facility operating expenses	17	320	44	1,142
	17	424	107	1,372
Operating loss	(13)	(333)	(94)	(516)
Net gain on sale of assets	--	1,252	748	1,252
Total Discontinued Operations	$(13)	$ 919	$654	$ 736

Discontinued operations per common share:
Basic	$ --	$ .03	$ .03	$ .03
Diluted	$ --	$ .03	$ .02	$ .02

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of June 30, 2005, we had interests in real estate owned, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $447,485,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

As of June 30, 2005, we were diversified with investments in 158 health care facilities located in 17 states consisting of 115 long-term care facilities, one acute care hospital, four medical office buildings, 15 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $125,866,000 aggregate carrying value amount of loans to 16 borrowers and $264,072,000 of purchase leaseback transactions with 14 lessees. Of these 158 facilities, 17 were acquired through foreclosure and are owned and 38 are leased to National HealthCare Corporation ("NHC"). The facilities acquired through foreclosure are operated by others and managed by subsidiaries of NHC. NHC was our investment advisor until November 1, 2004, when we assigned our Advisory Agreement with National HealthCare Corporation to a new independent company, HealthCare Advisors, LLC, formed by NHI's President and Board Chairman, W. Andrew Adams. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 11.72% of total invested assets on June 30, 2005.

At June 30, 2005, 24.98% of the total invested assets of the health care facilities were operated by publicly-traded operators, 70.82% by regional operators, and 4.20% by small operators.

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

We also focused on lowering our debt. Our debt to capitalization ratio on June 30, 2005 was 21.9%, the lowest level in our 14 year history. Our liquidity is also strong with cash and marketable securities of $152,760,000 exceeding our total debt outstanding of $119,983,000 at June 30, 2005.

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

Our significant accounting policies and the associated estimates, judgments and the issues which impact these estimates are as follows:

1) Valuations and impairments to our investments - Since the passage of the Balanced Budget Act of 1997 which affected Skilled Nursing Facilities (SNFs) beginning in January 1999, the long-term care industry has experienced material reductions in government and private insurance reimbursement. Some legislative relief was granted in 2000 and 2001 as a result of the Balanced Budget Refinement Act of 1999, however, some of the add-on provisions expired October 1, 2002 materially reducing reimbursement. Effective October 1, 2004, the Centers for Medicare and Medicaid Services (CMS) issued the annual market basket (inflationary) increase of 2.8% for skilled nursing facilities' reimbursement of Medicare Part A. In the President's fiscal year 2006 budget request, the Administration has proposed a refinement of the Medicare resource utilization groups (RUGs) that would result in $25 billion in cuts to skilled nursing care over ten years. Further, the Administration has proposed more than $39 billion in Medicaid cuts also over ten years. The effect of these cuts on the future revenues of our tenants and borrowers, if implemented, cannot at this time be determined. The Centers for Medicare and Medicaid Services is currently preparing a report on skilled nursing facility payments that will recommend payment methodology changes to Congress.

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

Liquidity and Capital Resources

Sources and Uses of Funds

We have generated net cash from operating activities during the first six months of 2005 totaling $35,347,000, an increase of $7,900,000 compared to $27,447,000 in the prior period. Net cash from operating activities generally includes net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment writedowns and recoveries, and gain on asset disposals. The $35,347,000 net cash provided from operating activities for the first six months of 2005 is composed of increases due to net income of $29,609,000, depreciation of $6,388,000, net loan, REMIC, realty and security writedowns of $3,528,000 and working capital decreases of $2,395,000. These amounts were offset primarily by gain on sale of marketable securities of $4,050,000 and gain on sale of real estate of $2,619,000.

Net loan, REMIC, realty, and security writedowns of $3,528,000 includes a $5,022,000 recovery from the sale of Assisted Living Concepts, Inc. common stock, as a result of the acquisition of all the outstanding shares of ALC by Extendicare, Inc. by merger. This amount is reduced by an impairment writedown of $2,550,000 on two Florida facilities previously leased to Marriott Senior Living Services, as a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, as discussed in Note 4 of Notes to Interim Condensed Consolidated Financial Statements. This amount is also reduced by mortgage loan writedowns as follows: (1) $2,000,000 on two mortgage loans with Allgood HealthCare, Inc., (2) $2,000,000 on mortgage loans with purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. and (3) $2,000,000 on a Miracle Hill nursing home loan. All these impairments are as a result of declines in past, current and anticipated cash flow from the facilities collateralizing the loans, discussed in Note 5.

The gain on sale of marketable securities of $4,050,000 is attributable to the sale, as a result of the merger of Assisted Living Concepts, Inc. common stock which realized gross investment gains of $9,072,000 before the classification of $5,022,000 as a recovery of previous writedowns on the Assisted Living Concepts, Inc. investment. The net gain on the sale of real estate of $748,000, included in discontinued operations, is composed of the following: (1) a gain of $1,599,000 from the sale of an assisted living facility in Charlotte, North Carolina, and; (2) a loss of $851,000 from the sale of an assisted living facility in Dallas, Texas, and both of which were sold as a result of never achieving their expected profitability as discussed in Note 4. The gain on the sale of real estate of $1,871,000, included in nonoperating income (See Note 10), results from the May 2005 sale of the Nashville facility as discussed in Note 4.

Net cash provided by operating activities increased from $27,447,000 in the first six months of 2004 to $35,347,000 in the first six months of 2005 due primarily to a $1,969,000 decrease in working capital, and $5,931,000 of items affecting net income in the first six months of 2005. The $27,447,000 net cash provided from operating activities for the first six months of 2004 is composed of increases due to net income of $25,396,000, depreciation of $7,058,000, and working capital decreases of $500,000. These amounts were offset by net loan, REMIC, and security recoveries of $896,000, gain on sale of real estate of $1,252,000, gain on sale of marketable securities of $1,995,000, and discount amortization of $1,364,000.

Net cash used in investing activities during the first six months of 2005 totaled $1,709,000 compared to $34,106,000 provided in the prior period. Cash flows provided from investing activities during the first six months of 2005 included collections on mortgage and other notes receivable of $2,146,000 compared to $9,049,000 for the prior period. Collections on real estate mortgage investment conduits provided $13,126,000 during the prior period of 2004 as we collected in full the 1993 REMIC. Marketable securities were sold or called and converted to cash of $10,308,000 during the first six months of 2005, compared to $10,823,000 for the prior period of 2004. The $10,308,000 cash proceeds relate to the sale, as a result of merger, of the Assisted Living Concepts, Inc. common stock discussed above. Disposition of property and equipment provided $14,428,000 of cash proceeds for the first six months of 2005. The $14,428,000 cash proceeds relate to the sale of the following properties: (1) Charlotte, North Carolina assisted living facility for $3,546,000; (2) Dallas, Texas assisted living facility for $7,911,000; and (3) Nashville, Tennessee facility for $2,971,000, as discussed above.

Cash flows used in investing activities during the first six months of 2005 included investments in real estate properties of $6,651,000 and in mortgage and other notes receivable of $21,940,000. The $6,651,000 investment in real estate properties relates to the purchase for $5,000,000 and lease of two Texas based facilities which were purchased as a part of our plan to expand our core business and $1,651,000 related to current operating facilities. The $21,940,000 investment in mortgage notes receivable includes an $18,931,000 Heritage Hall loan purchase, $2,500,000 related to a facility with Legend HealthCare, and $509,000 applicable to current operators, all a part of our plan to expand our core business. Cash flows used in investing activities in the prior period included investments in real estate properties of $806,000 and in mortgage and other notes receivable of $875,000.

Net cash used in financing activities during the first six months of 2005 totaled $61,508,000 compared to $30,464,000 in the prior period. Cash flows used in financing activities for the first six months of 2005 included principal payments on debt of $35,089,000 and dividends paid to stockholders of $28,286,000. The $35,089,000 principal payments on debt includes $25,637,000 applicable to the early payoff of 6% non-recourse debt due in 2007 to SouthTrust Bank as discussed in Note 7, $8,224,000 applicable to the early payoff of 5% first mortgage notes due in 2006 through 2021, and $1,228,000 of routine principal payments. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result was immediately accretive to earnings. This compares to the corresponding prior period activity of principal payments on debt of $5,492,000 and dividends paid to stockholders of $25,285,000.

Preferred Stock Conversion

On April 30, 2004, 100% of NHI's 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000 was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Consequently, preferred dividends for the first six months of 2005 decreased $514,000, offset by increased common dividends of approximately $609,000 on the new common shares. Cash flow was decreased by $95,000 in the first six months of 2005, due to the difference in total dividends paid on the newly issued common shares versus the dividends paid on the converted preferred stock.

Contractual Obligations and Contingent Liabilities

As of June 30, 2005, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt	$119,343	$ 3,450	$107,031	$6,737	$2,125
Convertible debentures	640	640	--	--	--
Working capital loan commitments	1,700	1,700	--	--	--
Management fees to NHC	13,267	13,267	--	--	--
	$134,950	$19,057	$107,031	$6,737	$2,125

First mortgage notes totaling $8,224,000 at December 31, 2004, with a weighted average interest rate of 5.0% and maturing in 2006 and 2021 were paid off in January 2005. A non-recourse mortgage bank note of $25,637,000 at December 31, 2004, with a weighted average interest rate of 6.0%, and maturing in 2007 was also paid off in January 2005.

Interest payments have not been included in the above table due to the difficulty in projecting variable rate interest. In the first six months of 2005, our cash payments for interest were $3,738,000.

Liquidity and Capital Resources

At June 30, 2005, our liquidity is strong, with cash and marketable securities of $152,760,000 exceeding $119,983,000 of total debt outstanding. Further, our debt to book capitalization ratio declined to 22.1%, the lowest level in our 14 year history.

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

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ended December 31, 2005 and thereafter. NHI declared a dividend of 45 cents per common share to shareholders of record on March 31, 2005 payable on May 10, 2005. NHI declared a dividend of 45 cents per common share to shareholders of record on June 30, 2005 payable on August 10, 2005. The 2004 fourth quarter dividend of $.5750 per share was paid on January 10, 2005 and included a $.15 per share special dividend.

Commitments

At June 30, 2005, we were committed, subject to due diligence and financial performance goals, to fund approximately $1,700,000 in health care real estate projects, all of which are expected to be funded within the next 12 months. This commitment consists of funding up to $1,700,000 in working capital loans to the purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. consisting of $700,000 at a 6% interest rate, and $1,000,000 at an interest rate of prime plus 2%.

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

The following table summarizes our writedowns and recoveries for the six months ended June 30, 2005 and 2004, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Writedowns (Recoveries)
(in thousands)
	Six Months Ended
	June 30
	2005	2004
Real estate	$2,550	$ --
Mortgages	6,000	(1,302)
	$8,550	$(1,302)

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

Security Recoveries

The following table summarizes our security recoveries for the six months ended June 30, 2005 and 2004, recorded in accordance with the provisions of SFAS 115:

Recoveries
(in thousands)	Six Months Ended
	June 30
	2005	2004
Securities	$5,022	$687

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

We believe that the carrying amounts of our investments in securities are realizable. However, future events could require us to make significant adjustments to our carrying amounts.

Investment in REMICs

During the first six months of 2004, we recognized additional interest income to continue amortizing our carrying value of the 1993 REMIC by $1,182,000 to the amount ultimately expected to be collected in December 2004. As a result of the early payoff of the three extended mortgages, the 1993 REMIC was paid off in June 2004. Collections of $13,126,000 were received during the first six months of 2004 of which $2,246,000 (the amount recognized as a writedown in 2000) is included in REMIC recoveries, and resulting in no balance outstanding at June 30, 2004.

During the second quarter of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at June 30, 2004. Interest income of $213,000 and $0 was recognized on the 1995 REMIC during the six months ended June 30, 2005 and 2004, respectively. The loans in the 1995 REMIC pool have a value which is not expected to result in any additional payments to us.

The following table summarizes our REMIC writedowns and recoveries for the six months ended June 30, 2005 and 2004:

Writedowns (Recoveries)
(in thousands)	Six Months Ended
	June 30
	2005	2004
REMICs	$ --	$1,093

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Certain financial information for the three months ended June 30, 2004 has been restated for the presentation of operations discontinued during 2005 and 2004.

Net income for the three months ended June 30, 2005 is $12,815,000 versus net income of $11,961,000 for the same period in 2004, an increase of 7.1%. Diluted earnings per common share increased three cents or 7.0% to 46 cents in the 2005 period from 43 cents in the 2004 period.

Total revenues for the three months ended June 30, 2005 increased $1,473,000 or 3.9% to $39,299,000 from $37,826,000 for the three months ended June 30, 2004. Revenues from mortgage interest income decreased $894,000, or 18.6%, when compared to the same period in 2004. Revenues from rental income decreased $718,000, or 5.9% in the 2005 period as compared to the 2004 period. Facility operating revenue increased $3,085,000 or 14.9% in the 2005 period compared to the 2004 period.

Of the $894,000 decrease in mortgage interest income, $841,000 is related to previous REMIC payoffs and $1,082,000 is related to previous mortgage payoffs. This is partially offset by $514,000 income from new loans and a $515,000 increase in income from other mortgage loans due to improved performance.

The $718,000 decrease in rental income in 2005 resulted primarily from $645,000 reduced rent from certain Alterra assisted living facilities, and $73,000 from others.

The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the three months ended June 30, 2005. The improved government payment rates exceed any related increase in facility operating expenses, resulting in more profitable operations.

Total expenses for the three months ended June 30, 2005 increased $3,461,000 or 11.7% to $33,039,000 from $29,578,000 for the 2004 period. Interest expense decreased $1,154,000 or 37.4% in the three months ended June 30, 2005 as compared to the 2004 period. Facility operating expense increased by $2,360,000 or 11.8% in the three months ended June 30, 2005 compared to the 2004 period.

Mortgage loan writedowns in the three months ended June 30, 2005 included the following: (1) $2,000,000 on mortgage loans with purchases of three Florida-based nursing homes formerly owned by American Medical Associates, Inc., and (2) $2,000,000 on a Miracle Hill nursing home loan. Both of these impairments are as a result of declines in past, current and anticipated cash flow from the facilities collateralizing the loans discussed in Note 5.

REMIC recoveries were $2,246,000 and REMIC writedowns were $3,339,000 in the three months ended June 30, 2004.

Interest expense for the three months ended June 30, 2005 decreased primarily due to the payment of debt of $35,089,000 since December 2004. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result, was immediately accretive to earnings.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above. Facility operating expense has not increased in proportion to facility operating revenue from improved government payment rates, resulting in more profitable operations.

Non-Operating Income -

Non-operating income for the three months ended June 30, 2005 increased $3,774,000 or 135.1% compared to the same period in 2004. Non-operating income for the three months ended June 30, 2005 includes: (1) $1,131,000 of dividend income from marketable securities, (2) a gain of $1,871,000 on the sale of the Nashville, Tennessee facility, and (3) insurance proceeds of $2,654,000 on the Nashville facility. Non-operating income for the three months ended June 30, 2004 included $1,070,000 of dividend income from marketable securities and a $1,326,000 gain on the sale of American Retirement common stock for cash.

Discontinued Operations -

For the three months ended June 30, 2005 and 2004, we have reclassified the operations, including the net gain on the sale of the facilities described below, as discontinued operations in accordance with SFAS 144.

During the first quarter of 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,457,000. We recognized a gain of $748,000 on the sale of these facilities. The net gain on the sale of real estate of $748,000 is composed of a $1,599,000 gain from a Charlotte, North Carolina assisted living facility sale and an $851,000 loss from a Dallas, Texas assisted living facility sale. Both of these assisted living facilities were sold as a result of never achieving their expected profitability discussed in Note 4.

During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as "held for sale") with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Certain financial information for the six months ended June 30, 2004 has been restated for the presentation of operations discontinued during 2005 and 2004.

Net income for the six months ended June 30, 2005 is $29,609,000 versus net income of $25,396,000 for the same period in 2004, an increase of 16.6%. Diluted earnings per common share increased 16 cents or 17.6% to $1.07 in the 2005 period from 91 cents in the 2004 period.

Total revenues for the six months ended June 30, 2005 increased $2,176,000 or 2.9% to $77,373,000 from $75,197,000 for the six months ended June 30, 2004. Revenues from mortgage interest income decreased $1,838,000, or 19.0%, when compared to the same period in 2004. Revenues from rental income decreased $1,300,000 or 5.3% in the 2005 period as compared to the 2004 period. Facility operating revenue increased $5,314,000 or 12.9% in the 2005 period compared to the 2004 period.

Of the $1,838,000 decrease in mortgage interest income, $1,826,000 is related to previous REMIC payoffs and $2,025,000 is related to previous mortgage payoffs. This is partially offset by $836,000 income from new loans and a $1,177,000 increase in income from other mortgage loans due to improved performance.

The $1,300,000 decrease in rental income in 2005 resulted primarily from $1,290,000 reduced rent from certain Alterra assisted living facilities.

The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the six months ended June 30, 2005. The improved government payment rates exceed any related increase in facility operating expenses, resulting in more profitable operations.

Total expenses for the six months ended June 30, 2005 increased $5,476,000 or 9.9% to $60,940,000 from $55,464,000 for the 2004 period. Interest expense decreased $1,804,000 or 29.1% in the six months ended June 30, 2005 as compared to the 2004 period. Facility operating expense increased by $3,523,000 or 8.7% in the six months ended June 30, 2005 compared to the 2004 period.

Net loan, REMIC, realty and security writedowns were $3,528,000 in the six months ended June 30, 2005. Security recoveries of $5,022,000 were recorded in the first six months of 2005 related to the sale of Assisted Living Concepts, Inc. common stock as a result of the acquisition of all the outstanding shares of ALC by Extendicare, Inc. by merger, as discussed in Note 6. Realty impairments of $2,550,000 were recorded during the first six months of 2005 on two Florida assisted living facilities previously leased to Marriott Senior Living Services, as a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, as discussed in Note 4. Loan writedowns of $6,000,000 were recorded during the first six months of 2005 as follows: (1) $2,000,000 on two loans held by Algood HealthCare, Inc., (2) $2,000,000 on mortgage loans with purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc., and (3) $2,000,000 on a Miracle Hill nursing home loan. All these impairments are as a result of declines in past, current and anticipated cash flow from the facilities collateralizing the loans, as discussed in Note 5.

Loan recoveries were $1,302,000, REMIC recoveries were $2,246,000, security recoveries were $687,000, and REMIC writeoffs were $3,339,000 in 2004.

Interest expense for the six months ended June 30, 2005 decreased primarily due to the payment of debt of $35,089,000 since December 2004. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result, was immediately accretive to earnings.

The increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above. Facility operating expense has not increased in proportion to facility operating revenue from improved government payment rates, resulting in more profitable operations.

Non-Operating Income -

Non-operating income for the six months ended June 30, 2005 increased $7,595,000 or 154.2% compared to the same period in 2004. Non-operating income for the six months ended June 30, 2005 includes: (1) $2,239,000 of dividend income from marketable securities, (2) a gain of $1,871,000 on the sale of the Nashville, Tennessee facility, (3) insurance proceeds of $2,654,000 on the Nashville facility, and (4) a gain of $4,050,000 on the sale, as a result of merger, of ALC common stock for cash (after $5,022,000 of the ALC Common sale proceeds is treated as a recovery). Non-operating income for the six months ended June 30, 2004 included: (1) $2,171,000 of dividend income from marketable securities, (2) a $668,000 gain on the call of ElderTrust common stock, and (3) a gain of $1,327,000 on the sale of American Retirement common stock.

Discontinued Operations -

For the six months ended June 30, 2005 and 2004, we have reclassified the operations, including the net gain on the sale of the facilities described below, as discontinued operations in accordance with SFAS 144.

During the six months ended June 30, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,457,000. We recognized a gain of $748,000 on the sale of these facilities. The net gain on the sale of real estate of $748,000 is composed of a $1,599,000 gain from a Charlotte, North Carolina assisted living facility sale and an $851,000 loss from a Dallas, Texas assisted living facility sale. Both of these assisted living facilities were sold as a result of never achieving their expected profitability as discussed in Note 4.

During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as "held for sale") with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities.

Funds From Operations

Our funds from operations ("FFO") for the six months ended June 30, 2005, on a diluted basis was $32,731,000, an increase of $3,097,000 as compared to $29,634,000 for the same period in 2004. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
(in thousands, except share and per share amounts)
Net income	$12,815	$11,961	$29,609	$25,396
Dividends to preferred stockholders	--	(117)	--	(514)
Net income applicable to common stockholders	12,815	11,844	29,609	24,882
Elimination of non-cash items in net income:
Real estate depreciation	2,881	2,883	5,670	5,786
Real estate depreciation in discontinued operations	--	78	22	156
Gain on sale of real estate	(1,871)	(1,252)	(2,619)	(1,252)
Basic funds from operations applicable to common stockholders	13,825	13,553	32,682	29,572
Interest on convertible subordinated debentures	21	30	49	62

Diluted funds from operations applicable	$13,846	$13,583	$32,731	$29,634
to common stockholders

Basic funds from operations per share	$ .50	$ .50	$ 1.18	$ 1.09
Diluted funds from operations per share	$ .50	$ .49	$ 1.18	$ 1.09

Shares for basic funds from operations per share	27,705,245	27,267,605	27,643,300	27,021,602
Shares for diluted funds from operations per share	27,850,745	27,534,171	27,813,195	27,299,444

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. All of our mortgage and other notes receivable bear interest at fixed interest rates. Our investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. As a result of the short-term nature of our cash instruments and because the interest rates on our investments in notes receivable and preferred stock are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

As of June 30, 2005, $100,100,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $19,243,000 of our debt and $640,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $42,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $42,000.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $1,942,000 change in the fair value of our investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of our subordinated convertible debentures would result in a related $257,000 change in the fair value of the debenture instruments.

Item 4. Controls and Procedures.

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to June 30, 2005.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings. None other than in the normal course of business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3.     Defaults Upon Senior Securities. None

Item 4.     Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders was held on May 3, 2005.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Re-election of W. Andrew Adams and Robert G. McCabe, Jr. to serve as directors for terms of three years or until their successors have been fully elected and qualified.

Nominee	Voting For	Withholding
		Authority
W. Andrew Adams	25,951,397	323,604
Robert G. McCabe, Jr.	25,649,090	625,911

PROPOSAL NO. 2: To ratify the implementation of the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan.

Voting For	Voting Against	Abstaining
19,050,752	1,362,248	112,875

PROPOSAL NO. 3: To ratify the Audit Committee's selection of BDO Seidman, LLC as independent auditors for the year ending December 31, 2005.

Voting For	Voting Against	Abstaining
26,070,103	150,197	54,700

Item 5.     Other Information. None

Item 6.     Exhibits.

(a)          List of exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications
302 Certification of W. Andrew Adams
302 Certification of Donald K. Daniel

99	Additional Exhibits
906 Certification of W. Andrew Adams and Donald K. Daniel

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: August 4, 2005	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: August 4, 2005	/s/ Donald K. Daniel
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

Date: August 4, 2005

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

Date: August 4, 2005

/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q

of National Health Investors, Inc.

For The Quarter Ended September 30, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Investors, Inc. ("Issuer") for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended June 30, 2005.

This Certification is executed as of August 4, 2005.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Investors, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.