Form 10-Q
period 2005-09-30
NATIONAL HEALTH INVESTORS INC
filed 2005-10-27
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

There were 27,761,739 shares of common stock outstanding as of October 25, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate properties:
Land	$ 31,763	$ 33,505
Buildings and improvements	361,995	368,366
Construction in progress	1,044	196
	394,802	402,067
Less accumulated depreciation	(128,792)	(123,897)
Real estate properties, net	266,010	278,170
Mortgage and other notes receivable, net	119,460	112,072
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	135,915	161,215
Marketable securities	19,886	29,098
Accounts receivable	6,849	6,384
Deferred costs and other assets	8,745	6,300
Total Assets	$594,997	$631,371

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	18,446	54,432
Convertible subordinated debentures	582	1,116
Accounts payable and other accrued expenses	33,765	27,769
Accrued interest	1,556	3,392
Dividends payable	12,492	15,838
Deferred income	3,197	3,285
Total Liabilities	170,038	205,832

Commitments and guarantees

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized; 27,761,025
and 27,545,018 shares, respectively, issued and outstanding	278	275
Capital in excess of par value of common stock	463,783	461,119
Cumulative net income	600,949	558,800
Cumulative dividends	(652,206)	(614,785)
Unrealized gains on marketable securities, net	12,155	20,130
Total Stockholders' Equity	424,959	425,539
Total Liabilities and Stockholders' Equity	$594,997	$631,371

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements. The interim condensed balance sheet at December 31, 2004 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
REVENUES:	(in thousands, except share amounts)
Mortgage interest income	$ 6,710	$ 4,281	$14,541	$ 13,950
Rental income	11,298	12,126	34,357	36,485
Facility operating revenue	23,490	21,841	69,973	63,010
	41,498	38,248	118,871	113,445
EXPENSES:
Interest	2,101	3,105	6,500	9,308
Depreciation	3,185	3,387	9,510	10,215
Amortization of loan costs	34	37	140	111
Legal expense	45	197	367	1,115
Franchise, excise and other taxes	102	79	387	215
General and administrative	1,033	952	3,205	2,872
Loan, REMIC, realty and security losses (recoveries), net	2,852	--	6,380	(896)
Facility operating expense	21,947	20,001	65,751	60,282
	31,299	27,758	92,240	83,222

INCOME BEFORE NON-OPERATING INCOME	10,199	10,490	26,631	30,223
Non-operating income (investments and other)	2,287	1,594	14,809	6,521
INCOME FROM CONTINUING OPERATIONS	12,486	12,084	41,440	36,744

Discontinued Operations
Operating income (loss) - discontinued	29	(52)	(64)	(568)
Net gain on sale of real estate	25	--	773	1,252
	54	(52)	709	684

NET INCOME	12,540	12,032	42,149	37,428

DIVIDENDS TO PREFERRED STOCKHOLDERS	--	--	--	(514)

NET INCOME APPLICABLE TO COMMON STOCK	$12,540	$12,032	$42,149	$36,914

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$ .45	$ .44	$ 1.50	$ 1.33
Diluted	$ .45	$ .44	$ 1.49	$ 1.32

DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$ --	$ --	$ .02	$ .03
Diluted	$ --	$ (.01)	$ .03	$ .03

NET INCOME PER COMMON SHARE:
Basic	$ .45	$ .44	$ 1.52	$ 1.36
Diluted	$ .45	$ .43	$ 1.52	$ 1.35
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,741,424	27,488,855	27,676,367	27,178,491
Diluted	27,860,177	27,769,366	27,829,214	27,457,222

Common dividends per share declared	$ .450	$ .425	$ 1.35	$ 1.275

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 42,149	$ 37,428
Depreciation	9,573	10,540
Loan, REMIC, realty and security losses (recoveries), net	3,528	(896)
Net gain on sale of real estate	(2,646)	(1,252)
Amortization of loan costs	140	111
Realized gain on sale of marketable securities	(4,050)	(1,995)
Amortization of discount on held to maturity securities and
real estate mortgage investment conduit	--	(1,191)
Deferred income	109	--
Amortization of deferred income	(197)	(230)
Decrease (increase) in accounts receivable	(465)	3
Increase in deferred costs and other assets	(2,585)	(442)
Increase (decrease) in accounts payable and other accrued expenses	5,997	(325)
Decrease in accrued interest payable	(1,830)	(1,842)
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,723	39,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(22,022)	(875)
Collection of mortgage and other notes receivable	8,635	11,002
Sale of mortgage notes receivable	--	1,750
Collection of real estate mortgage investment conduits	--	13,126
Acquisition of property and equipment	(11,772)	(1,110)
Disposition of property and equipment	14,452	2,789
Acquisition of marketable securities	--	(1,024)
Sale of marketable securities	10,308	10,823
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(399)	36,481

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(35,986)	(6,417)
Sale of common stock	2,129	891
Repurchase of common stock	--	(578)
Dividends paid to stockholders	(40,767)	(36,967)
NET CASH USED IN FINANCING ACTIVITIES	(74,624)	(43,071)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,300)	33,319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	161,215	93,687
CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,915	$127,006

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
	2005	2004
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 7,416	$ 7,656

During the nine months ended September 30, 2005 and 2004, $534,000 and
$189,000 of Senior Subordinated Convertible Debentures were con-
verted into 76,278 and 26,993 shares of NHI's common stock:
Senior subordinated convertible debentures	$ (534)	$ (189)
Accrued interest	(3)	--
Common stock	1	--
Capital in excess of par	536	189

During the nine months ended September 30, 2004, $18,700,000 or 747,994 shares of 8.5% Cumulative Convertible Preferred stock was called by NHI for redemption into 676,922 shares of NHI's common stock:
Cumulative convertible preferred stock	$ --	$(18,700)
Common stock	--	7
Capital in excess of par	--	18,693

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands, except share and per share amounts)

	Cumulative Convertible							Unrealized	Total
	Preferred Stock				Capital in			Gains	Stock-
	Shares	Amount	Common Stock		Excess of	Cumulative	Cumulative	(Losses) on	holders'
	at $25 per Share		Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/04	--	$ --	27,545,018	$275	$461,119	$558,800	$(614,785)	$ 20,130	$425,539
Net income	--	--	--	--	--	42,149	--	--	42,149
Unrealized losses on securities	--	--	--	--	--	--	--	(7,975)	(7,975)
Total Comprehensive Income									34,174
Shares sold	--	--	139,729	2	2,128	--	--	--	2,130
Shares issued in conversion of convertible
debentures to common stock	--	--	76,278	1	536	--	--	--	537
Dividends to common stockholders	--	--	--	--	--	--	(37,421)	--	(37,421)
BALANCE AT 9/30/05	--	$ --	27,761,025	$278	$463,783	$600,949	$(652,206)	$ 12,155	$424,959

BALANCE AT 12/31/03	747,994	$18,700	26,770,123	$267	$441,178	$502,421	$(563,681)	$ 10,759	$409,644
Net income	--	--	--	--	--	37,428	--	--	37,428
Unrealized gains on securities	--	--	--	--	--	--	--	3,834	3,834
Total Comprehensive Income									41,262
Shares sold	--	--	40,000	--	891	--	--	--	891
Shares repurchased	--	--	(23,860)	--	(578)	--	--	--	(578)
Shares issued in conversion of convertible
debentures to common stock	--	--	26,993	--	189	--	--	--	189
Shares issued in conversion of preferred
stock to common stock	(747,994)	(18,700)	676,922	7	18,693	--	--	--	--
Dividends to common stockholders	--	--	--	--	--	--	(34,751)	--	(34,751)
Dividends to preferred stockholders	--	--	--	--	--	--	(514)	--	(514)
BALANCE AT 9/30/04	--	$ --	27,490,178	$274	$460,373	$539,849	$(598,946)	$ 14,593	$416,143

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

Note 2. NEW ACCOUNTING PRONOUNCEMENTS:

In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 ("Statement 153"). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company's financial statements will depend on whether the Company enters into certain non-monetary transactions. The adoption of Statement 153 has not had a material effect on NHI's financial statements.

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

Note 3. SHARE-BASED PAYMENTS

In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan pursuant to which 1,500,000 shares of our common stock are available to grant as share-based payments to employees, officers, directors or consultants. No share-based payments have yet been granted under the 2005 Plan.

The NHI 1997 Stock Option Plan provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. Options to purchase 150,000 shares are currently outstanding under the 1997 Stock Option Plan. All of the currently outstanding options vested immediately upon grant and may be exercised at any time prior to expiration. The term of the options outstanding is five years. The following table summarizes option activity:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding December 31, 2002	235,000	18.440
Options granted	90,000	15.733
Options expired	32,500	37.923
Options exercised	35,000	12.910
Outstanding December 31, 2003	257,500	15.789
Options granted	60,000	23.900
Options expired	2,500	14.500
Options exercised	88,271	18.023
Outstanding December 31, 2004	226,729	17.080
Options granted	63,000	26.200
Options exercised	139,729	15.238
Outstanding September 30, 2005	150,000	22.624

Exercisable September 30, 2005	150,000	22.624

Options	Exercise	Remaining Contractual
Outstanding	Price	Life in Years
15,000	$ 14.72	1.583
30,000	16.35	2.583
45,000	23.90	3.583
60,000	26.78	4.667
150,000

The weighted average remaining contractual life of options outstanding at September 30, 2005 is 3.62 years. NHI's Board of Directors has authorized an additional 1,762,800 shares of common stock that may be issued under the share-based payments plans.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's net income or earnings per share in the three months and nine months ended September 30, 2005 and 2004.

Note 4. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by facilities that we lease to others and facilities that are operated by others:

(Dollars in thousands)

	September 30, 2005			December 31, 2004
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 27,688	$ 4,075	$ 31,763	$ 29,446	$ 4,059	$ 33,505
Buildings and improvements	295,407	66,588	361,995	303,263	65,103	368,366
Construction in progress	---	1,044	1,044	33	163	196
	323,095	71,707	394,802	332,742	69,325	402,067
Less accumulated depreciation	(104,035)	(24,757)	(128,792)	(101,628)	(22,269)	(123,897)
Real estate properties, net	$219,060	$ 46,950	$266,010	$231,114	$ 47,056	$ 278,170

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

New England Properties - During 1999, we took over the operations of three nursing homes and one retirement center in New Hampshire and four nursing homes in Massachusetts. During 2001, we sold the properties to a not-for-profit entity and provided 100% financing. For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. For tax reporting purposes, the sale has been recorded. Any sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at September 30, 2005 of $26,317,000 is realizable.

Kansas and Missouri Properties - In July 2001 we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our consolidated financial statements since that date. During 2004, we sold the properties to a not-for-profit entity and provided 100% financing. For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. For tax purposes, the sale has been recorded. Any sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sale of Real Estate" ("SFAS 66") are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at September 30, 2005 of $20,623,000 is realizable.

Manor House of Charlotte - During 2002, we took over ownership of an assisted living facility in Charlotte, North Carolina. The property was immediately leased to a new operator. In January 2005, this facility was sold generating net proceeds of $3,571,000, and a gain of $1,624,000, which is included in discontinued operations.

Marriott Senior Living Services - In July 2003, we reached an agreement with Marriott Senior Living Services ("Marriott") to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey. Under the terms of the settlement with Marriott, we were paid $6,211,000 to settle our claims for certain deferred maintenance and repairs, for accrued real estate taxes, and to compensate us for future rental periods. $1,580,000 of the $6,211,000 received was reserved for maintenance and repairs, $223,000 was allocated to property taxes and $4,408,000 was recognized as rental income in the third quarter of 2003. The four facilities were leased to new operators.

Based on our impairment analysis, as a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, we recorded an impairment of $2,550,000 during the first quarter of 2005 on the two Florida facilities. We had previously recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. Further deferred maintenance analysis resulted in the recording of an additional $2,852,000 of deferred maintenance expense in the third quarter of 2005 on the two Florida facilities.

Lease income of $1,256,000 and $1,730,000 was recognized on these four facilities for the nine months ended September 30, 2005 and 2004, respectively. In February 2005, the facility in Dallas, Texas was sold for proceeds of $7,911,000 and a loss of $851,000, which is included in discontinued operations. We believe that the carrying amount of these remaining three properties at September 30, 2005 of $25,284,000 is realizable.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximate $8,735,000 first mortgage loan was secured by two nursing homes in Kansas and one in Wisconsin. Payments to NHI were past due and the properties were foreclosed on in October 2004, resulting in real estate with a carrying value of $4,324,000. The remaining carrying value of $4,161,000 at September 30, 2005, is believed by management to be realizable. Rental income of $370,000 was recognized on the Kansas properties for the nine months ended September 30, 2005.

Lease Termination and Sale of Property

During October 2004, a subsidiary of NHC exercised its right to terminate the lease on one of our owned nursing home properties located in Nashville, Tennessee that was damaged by a fire on September 25, 2003. The lease termination entitled NHI to receive all property insurance proceeds paid as a result of the fire. NHI retains the right to the bed license following lease termination. Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility. NHI has received $2,654,000 in insurance proceeds which amount is included in non-operating income for the nine months ended September 30, 2005. NHI sold the Nashville facility in May 2005 for net proceeds of $2,971,000, resulting in a gain of $1,871,000, which amount is included in non-operating income for the nine months ended September 30, 2005.

Note 5. MORTGAGE AND OTHER NOTES RECEIVABLE:

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

Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan in the second quarter of 2005, following a $5,200,000 writedown in 2002. Management believes that the remaining carrying amount of $6,000,000 at September 30, 2005 is supported by the value of the collateral. The average recorded investment in the AMA loan was $7,106,000, and $8,329,000 for the nine months ended September 30, 2005, and 2004, respectively. The related amount of interest income recognized on the loan was $806,000, and $458,000 for the nine months ended September 30, 2005, and 2004, respectively.

Miracle Hill Nursing and Convalescent Center ("Miracle Hill") - In September 1996, NHI provided financing to Miracle Hill. Management's analysis of the future expected cash flows consistent with SFAS 114, past, current and anticipated operating income of the project and liquidity of the facility, resulted in the recording of a $2,000,000 writedown of this mortgage loan in the second quarter of 2005. Management believes that the remaining carrying amount of $2,760,000 at September 30, 2005 is supported by the value of the collateral. The average recorded investment in the Miracle Hill loan was $3,824,000 and $4,983,000 for the nine months ended September 30, 2005 and 2004, respectively. The related amount of interest income recognized on the loan was $381,000 and $401,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

Management believes that the remaining carrying amount of $13,716,000 at September 30, 2005 is supported by the value of the collateral. The average recorded investment in the Allgood loans was $14,716,000 and $15,716,000 for the nine months ended September 30, 2005 and 2004, respectively. The related amount of interest income recognized on the loans was $780,000 for the nine months ended September 30, 2005 and 2004.

Note 6. INVESTMENTS IN MARKETABLE SECURITIES:

Our investments in marketable securities include available for sale securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
	9/30/05		12/31/04
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale	$7,731	$19,886	$8,968	$29,098

Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

(in thousands)	9/30/05	12/31/04
Gross unrealized gains	$12,262	$20,256
Gross unrealized losses	(107)	(126)
	$12,155	$20,130

Our available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates.

During the nine months ended September 30, 2005 and 2004, we received and recognized $3,371,000 and $3,261,000, respectively, of dividend income from our marketable securities. Such income is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in available for sale securities during the nine months ended September 30, 2005 were $10,308,000. Gross investment gains of $9,072,000 were realized on these sales during the nine months ended September 30, 2005, $5,022,000 of which is included in security recoveries and $4,050,000 of which is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in available for sale securities and held to maturity securities during the nine months ended September 30, 2004 were $10,823,000. Gross investment gains of $2,682,000 were realized on these sales during the nine months ended September 30, 2004, $687,000 of which is included in security recoveries and $1,995,000 of which is included in non-operating income in the consolidated statements of income.

Assisted Living Concepts, Inc. ("ALC") Convertible Debentures - The carrying value but not the face amount of the ALC debentures owned by us was reduced by $731,000 related to a securities litigation settlement prior to 2004. ALC debentures with a face amount of $532,000 and a carrying value of $486,000 were called by ALC prior to 2004. The remaining ALC debentures with a face amount of $4,655,000 and a carrying value of $4,013,000 were called during January 2004 for proceeds of $4,700,000 resulting in a gain of $687,000 which is included in security recoveries for the nine months ended September 30, 2004 discussed above.

Note 7. DEBT

Early payoff of debt in January 2005 includes a non-recourse mortgage bank note of $25,637,000 with a weighted average interest rate of 6.0%, and maturing in 2007, and first mortgage notes totaling $8,224,000 with a weighted average interest rate of 5.0% and maturing in 2006 and 2021.

Note 8. COMMITMENTS AND CONTINGENCIES:

At September 30, 2005, we were committed, subject to due diligence and financial performance goals, to fund approximately $2,450,000 in health care real estate projects, all of which are expected to be funded within the next 12 months. The commitments consist of funding the following: (1) up to $1,700,000 in working capital loans to the purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. consisting of $700,000 at a 6% interest rate, and $1,000,000 at an interest rate of prime plus 2% and (2) up to $750,000 in a working capital loan, at the lesser of prime or a 10% interest rate, related to the operator of a Florida-based assisted living facility.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
BASIC:
Weighted average common shares	27,741,424	27,488,855	27,676,367	27,178,491

Income from continuing operations	$12,486,000	$12,084,000	$41,440,000	$36,744,000
Dividends paid to preferred stockholders	--	--	--	(514,000)
Income from continuing operations available to
common stockholders	12,486,000	12,084,000	41,440,000	36,230,000
Discontinued operations	54,000	(52,000)	709,000	684,000

Net income available to common stockholders	$12,540,000	$12,032,000	$42,149,000	$36,914,000

Income from continuing operations per
common share	$ .45	$ .44	$ 1.50	$ 1.33
Discontinued operations per common share	--	--	.02	.03
Net income per common share	$ .45	$ .44	$ 1.52	$ 1.36

DILUTED:
Weighted average common shares	27,741,424	27,488,855	27,676,367	27,178,491
Stock options	32,327	113,188	33,827	105,401
Convertible subordinated debentures	86,426	167,323	119,020	173,330
Average common shares outstanding	27,860,177	27,769,366	27,829,214	27,457,222

Income from continuing operations	$12,486,000	$12,084,000	$41,440,000	$36,744,000
Dividends paid to preferred stockholders	--	--	--	(514,000)
Interest on convertible subordinated debentures	17,000	29,000	66,000	91,000
Income from continuing operations available to
common stockholders	12,503,000	12,113,000	41,506,000	36,321,000
Discontinued operations	54,000	(52,000)	709,000	684,000
Net income available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$12,557,000	$12,061,000	$42,215,000	$37,005,000

Income from continuing operations per
common share	$ .45	$ .44	$ 1.49	$ 1.32

Discontinued operations per common share	--	(.01)	.03	.03
Net income per common share	$ .45	$ .43	$ 1.52	$ 1.35

Incremental Shares Excluded Since Anti-dilutive:
8.5% Preferred Stock	--	--	--	225,639

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 10 - NON-OPERATING INCOME

Non-operating income is outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
(in thousands)
Dividends	$1,132	$1,090	$ 3,371	$3,261
Realized gains on securities	--	--	4,050	1,994
Interest income	1,051	447	2,664	1,027
Gain on disposal of assets	--	--	1,871	--
Insurance proceeds	--	--	2,654	--
Other	104	57	199	239
	$2,287	$1,594	$14,809	$6,521

Note 11. DISCONTINUED OPERATIONS

During the nine months ended September 30, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,482,000. We recognized a gain of $773,000 on the sale of these facilities.

During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as "held for sale") with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities. The sales of two of these facilities with carrying amounts totaling $1,537,000, proceeds of $2,789,000 and net gains of $1,252,000 occurred during the nine months ended September 30, 2004.

For the nine months ended September 30, 2005 and 2004, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share amounts)	2005	2004	2005	2004
Revenues:
Rental income	$ --	$ 60	$ --	$ 209
Facility operating revenue	34	(16)	48	691
	34	44	48	900
Expenses:
Depreciation	--	94	63	325
Facility operating expenses	5	2	49	1,143
	5	96	112	1,468
Operating loss	29	(52)	(64)	(568)
Net gain on sale of assets	25	--	773	1,252
Total Discontinued Operations	$ 54	$ (52)	$709	$ 684

Discontinued operations per common share:
Basic	$ --	$ --	$ .02	$ .03
Diluted	$ --	$(.01)	$ .03	$ .03

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

National Health Investors, Inc. ("NHI" or the "Company") is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 2005, we had interests in real estate owned, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $443,488,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

As of September 30, 2005, we were diversified with investments in 158 health care facilities located in 18 states consisting of 115 long-term care facilities, one acute care hospital, four medical office buildings, 15 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $119,460,000 aggregate carrying value amount of loans to 15 borrowers and $266,010,000 of purchase leaseback transactions with 16 lessees. Of these 158 facilities, 17 were acquired through foreclosure and are owned and 37 are leased to National HealthCare Corporation ("NHC"). The facilities acquired through foreclosure are operated by others and managed by subsidiaries of NHC. NHC was our investment advisor until November 1, 2004, when we assigned our Advisory Agreement with National HealthCare Corporation to a new independent company, Management Advisory Source, LLC, formed by NHI's President and Board Chairman, W. Andrew Adams. Consistent with our strategy of diversification, we have reduced the portion of our portfolio operated or managed by NHC from 100.0% of total invested assets on October 17, 1991 to 11.64% of total invested assets on September 30, 2005.

At September 30, 2005, 24.94% of the total invested assets of the health care facilities were operated by publicly-traded operators, 68.31% by regional operators, and 6.75% by small operators.

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

We also focused on lowering our debt. Our debt to capitalization ratio on September 30, 2005 was 21.9%, the lowest level in our 14 year history. Our liquidity is also strong with cash and marketable securities of $155,801,000 exceeding our total debt outstanding of $119,028,000 at September 30, 2005.

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

Our significant accounting policies and the associated estimates, judgments and the issues which impact these estimates are as follows:

1) Valuations and impairments to our investments - The majority of our tenants and borrowers are in the long-term health care industry and derive their revenues primarily from Medicare, Medicaid and other government programs. Amounts paid under these government programs are subject to legislative and government budget constraints. From time to time, there may be material changes in government reimbursement. In the past, the long-term health care industry has at times experienced material reductions in government reimbursement.

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

Liquidity and Capital Resources

Sources and Uses of Funds

We have generated net cash from operating activities during the nine months ended September 30, 2005 totaling $49,723,000, an increase of $9,814,000 compared to $39,909,000 in the prior period. Net cash from operating activities generally includes net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment writedowns and recoveries, and gain on asset disposals. The $49,723,000 net cash provided from operating activities for the nine months ended September 30, 2005 is composed of increases due to net income of $42,149,000, depreciation of $9,573,000, net loan, REMIC, realty and security writedowns of $3,528,000 and working capital decreases of $1,117,000. These amounts were offset primarily by gains on sale of marketable securities of $4,050,000 and gains on sale of real estate of $2,646,000.

Net cash provided by operating activities increased from $39,909,000 in the nine months ended September 30, 2004 to $49,723,000 in the nine months ended September 30, 2005 due primarily to a $3,723,000 decrease in working capital, and $5,982,000 of items affecting net income in the nine months ended September 30, 2005. The $39,909,000 net cash provided from operating activities for the nine months ended September 30, 2004 is composed of increases due to net income of $37,428,000 and depreciation of $10,540,000. These amounts were offset by the following: (1) net loan, REMIC, and security recoveries of $896,000, (2) gain on sale of real estate of $1,252,000, (3) gain on sale of marketable securities of $1,995,000, (4) discount and deferred income amortization of $1,421,000 and (5) working capital increases of $2,606,000.

Net cash used in investing activities during the nine months ended September 30, 2005 totaled $399,000 compared to $36,481,000 provided in the prior period. Cash flows provided from investing activities during the nine months ended September 30, 2005 included collections on mortgage and other notes receivable of $8,635,000 compared to $12,752,000 for the prior period. The $8,635,000 collections on mortgage and other notes receivable include $5,424,000 as a result of the early payoff from a Florida-based assisted living facility, and $3,211,000 of routine collections. Collections on real estate mortgage investment conduits provided $13,126,000 during the prior period of 2004 as we collected in full the 1993 REMIC. Marketable securities were sold or called and converted to cash of $10,308,000 during the nine months ended September 30, 2005, compared to $10,823,000 for the prior period of 2004. The $10,308,000 cash proceeds relate to the sale, as a result of merger, of the Assisted Living Concepts, Inc. common stock discussed above. Disposition of property and equipment provided $14,452,000 of cash proceeds for the nine months ended September 30, 2005. The $14,452,000 cash proceeds relate to the sale of the following properties: (1) Charlotte, North Carolina assisted living facility for $3,570,000; (2) Dallas, Texas assisted living facility for $7,911,000; and (3) Nashville, Tennessee facility for $2,971,000, as discussed above.

Cash flows used in investing activities during the nine months ended September 30, 2005 included investments in real estate properties of $11,772,000 and in mortgage and other notes receivable of $22,022,000. The $11,772,000 investment in real estate properties includes the following: (1) the purchase for $5,000,000 and lease of two Texas based facilities which were purchased as a part of our plan to expand our core business, (2) $4,400,000 related to a Pennsylvania-based assisted living facility; and (3) $2,372,000 related to current operating facilities. The $22,022,000 investment in mortgage notes receivable includes the following: (1) an $18,931,000 Heritage Hall loan purchase, (2) $2,500,000 related to a facility with Legend HealthCare, and (3) $591,000 applicable to current operators, all a part of our plan to expand our core business. Cash flows used in investing activities in the prior period included investments in real estate properties of $1,110,000 and in mortgage and other notes receivable of $875,000.

Net cash used in financing activities during the nine months ended September 30, 2005 totaled $74,624,000 compared to $43,071,000 in the prior period. Cash flows used in financing activities for the nine months ended September 30, 2005 included principal payments on debt of $35,986,000 and dividends paid to stockholders of $40,767,000. The $35,986,000 principal payments on debt includes the following: (1) $25,637,000 applicable to the early payoff of 6% non-recourse debt due in 2007 to SouthTrust Bank as discussed in Note 7, (2) $8,224,000 applicable to the early payoff of 5% first mortgage notes due in 2006 through 2021, and (3) $2,125,000 of routine principal payments. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result was immediately accretive to earnings. This compares to the corresponding prior period activity of principal payments on debt of $6,417,000 and dividends paid to stockholders of $36,967,000.

Preferred Stock Conversion

On April 30, 2004, 100% of NHI's 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000 was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Consequently, preferred dividends for the first four months of 2004 totaling $514,000 was replaced with increased common dividends on the new common shares.

Contractual Obligations and Contingent Liabilities

As of September 30, 2005, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt	$118,446	$ 3,535	$107,768	$4,848	$2,295
Convertible debentures	582	582	--	--	--
Working capital loan commitments	2,450	2,450	--	--	--
Management fees to NHC	14,106	14,106	--	--	--
	$135,584	$20,673	$107,768	$4,848	$2,295

First mortgage notes totaling $8,224,000 at December 31, 2004, with a weighted average interest rate of 5.0% and maturing in 2006 and 2021 were paid off in January 2005. A non-recourse mortgage bank note of $25,637,000 at December 31, 2004, with a weighted average interest rate of 6.0%, and maturing in 2007 was also paid off in January 2005.

Interest payments have not been included in the above table due to the difficulty in projecting variable rate interest. In the nine months ended September 30, 2005, our cash payments for interest were $7,416,000.

Liquidity and Capital Resources

At September 30, 2005, our liquidity is strong, with cash and marketable securities of $155,801,000 exceeding $119,028,000 of total debt outstanding. Further, our debt to book capitalization ratio declined to 21.9%, the lowest level in our 14 year history.

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

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ended December 31, 2005 and thereafter. NHI declared a dividend of 45 cents per common share to shareholders of record on March 31, 2005 payable on May 10, 2005; a dividend of 45 cents per common share to shareholders of record on June 30, 2005 payable on August 10, 2005; and a dividend of 45 cents per common share to shareholders of record on September 30, 2005 payable on November 10, 2005. The 2004 fourth quarter dividend of $.5750 per share was paid on January 10, 2005 and included a $.15 per share special dividend.

Commitments

At September 30, 2005, we were committed, subject to due diligence and financial performance goals, to fund approximately $2,450,000 in health care real estate projects, all of which are expected to be funded within the next 12 months. The commitments consist of funding the following: (1) up to $1,700,000 in working capital loans to the purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. consisting of $700,000 at a 6% interest rate, and $1,000,000 at an interest rate of prime plus 2%, and (2) up to $750,000 in a working capital loan at the lesser of prime or a 10% interest rate, related to the operator of a Florida-based assisted living facility.

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

The following table summarizes our writedowns and recoveries for the nine months ended September 30, 2005 and 2004, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Writedowns (Recoveries)
(in thousands)
	Nine Months Ended
	September 30
	2005	2004
Real estate	$2,550	$ --
Mortgages	6,000	(1,302)
	$8,550	$(1,302)

Further deferred maintenance analysis resulted in the recording of an additional $2,852,000 of deferred maintenance expense in the third quarter of 2005 on two Florida facilities, discussed in Note 4.

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

Security Recoveries

The following table summarizes our security recoveries for the nine months ended September 30, 2005 and 2004, recorded in accordance with the provisions of SFAS 115:

Recoveries
(in thousands)	Nine Months Ended
	September 30
	2005	2004
Securities	$5,022	$687

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

Investment in REMICs

During the nine months ended September 30, 2004, we recognized additional interest income to continue amortizing our carrying value of the 1993 REMIC by $1,182,000 to the amount ultimately expected to be collected in December 2004. As a result of the early payoff of the three extended mortgages, the 1993 REMIC was paid off in June 2004. Collections of $13,126,000 were received during the nine months ended September 30, 2004 of which $2,246,000 (the amount recognized as a writedown in 2000) is included in REMIC recoveries, and resulting in no balance outstanding at June 30, 2004.

During the second quarter of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at June 30, 2004. Interest income of $967,000 and $0 was recognized on the 1995 REMIC during the nine months ended September 30, 2005 and 2004, respectively. The loans in the 1995 REMIC pool have a value which is not expected to result in any additional payments to us.

The following table summarizes our REMIC writedowns and recoveries for the nine months ended September 30, 2005 and 2004:

Writedowns (Recoveries)
(in thousands)	Nine Months Ended
	September 30
	2005	2004
REMICs	$ --	$1,093

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Certain financial information for the three months ended September 30, 2004 has been restated for the presentation of operations discontinued during 2005 and 2004.

Net income for the three months ended September 30, 2005 is $12,540,000 versus net income of $12,032,000 for the same period in 2004, an increase of 4.2%. Diluted earnings per common share increased 2 cents or 4.7% to 45 cents in the 2005 period from 43 cents in the 2004 period.

Total revenues for the three months ended September 30, 2005 increased $3,250,000 or 8.5% to $41,498,000 from $38,248,000 for the three months ended September 30, 2004. Revenues from mortgage interest income increased $2,429,000, or 56.7%, when compared to the same period in 2004. Revenues from rental income decreased $828,000, or 6.8% in the 2005 period as compared to the 2004 period. Facility operating revenue increased $1,649,000 or 7.6% in the 2005 period compared to the 2004 period.

Of the $2,429,000 net increase in mortgage interest income, increases totaling $3,649,000 are related to the following: (1) $511,000 increased income from new loans, (2) $1,362,000 income from the Egremont settlement discussed below, (3) $493,000 income from a bankruptcy settlement with American Medical Associates, (4) $754,000 income from REMICs, and (5) $529,000 increase in income from other mortgage loans due to improved performance. Decreases in mortgage interest income totaling $1,220,000 relate primarily to previous mortgage payoffs.

In the third quarter of 2005, we entered into a settlement agreement with Egremont HealthCare

Associates ("Egremont") to settle a lawsuit they had filed against us and NHC in 2004. As a result of this settlement agreement, $1,362,000 of previously reserved revenue is recorded in the third quarter of 2005. The lawsuit related to disputes regarding a loan we had made to Egremont in 1993 to fund the construction of a 120-bed nursing home in Miami, Florida and disputes regarding management services provided by NHC to Egremont.

The Egremont loan was repaid in full in 2003, including $544,000 that was paid to NHI under an equity participation agreement. The $544,000 payment was disputed by Egremont and as a result was reserved by us as a litigation reserve in accounts payable. In the first quarter of 2005, we received $818,000 pursuant to the settlement of a second, albeit related lawsuit. As a result of the related nature of these lawsuits, and uncertainty of outcome, this amount was also established as a litigation reserve in accounts payable. There are no reserves remaining at September 30, 2005 related to these settlements.

The $828,000 decrease in rental income in 2005 resulted primarily from $1,060,000 reduced rent from certain Alterra assisted living facilities and $200,000 reduced rent from two Marriott assisted living facilities, offset by a $432,000 increase from other tenants.

The $1,649,000 increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the three months ended September 30, 2005.

Total expenses for the three months ended September 30, 2005 increased $3,541,000 or 12.8% to $31,299,000 from $27,758,000 for the 2004 period. Interest expense decreased $1,004,000 or 32.3% in the three months ended September 30, 2005 as compared to the 2004 period. Facility operating expense increased by $1,946,000 or 9.7% in the three months ended September 30, 2005 compared to the 2004 period.

Interest expense for the three months ended September 30, 2005 decreased primarily due to the payment of debt of $35,986,000 since December 2004. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result, was immediately accretive to earnings.

Net loan, REMIC, realty and security writedowns and expenses were $2,852,000 for the three months ended September 30, 2005. Further deferred maintenance analysis resulted in the recording of an additional $2,852,000 of deferred maintenance expense on two Florida assisted living facilities, discussed in Note 4.

The $1,946,000 increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above.

Non-Operating Income -

Non-operating income for the three months ended September 30, 2005 increased $693,000 or 43.5% compared to the same period in 2004. Non-operating income for the three months ended September 30, 2005 includes $1,132,000 of dividend income from marketable securities. Non-operating income for the three months ended September 30, 2004 included $1,090,000 of dividend income from marketable securities.

Discontinued Operations -

For the three months ended September 30, 2005 and 2004, we have reclassified the operations, including the net gain on the sale of the facilities described below, as discontinued operations in accordance with SFAS 144.

During the first quarter of 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,482,000. We recognized a gain of $773,000 on the sale of these facilities. The net gain on the sale of real estate of $773,000 is composed of a $1,624,000 gain from a Charlotte, North Carolina assisted living facility sale and an $851,000 loss from a Dallas, Texas assisted living facility sale. Both of these assisted living facilities were sold as a result of never achieving their expected profitability discussed in Note 4.

During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as "held for sale") with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Certain financial information for the nine months ended September 30, 2004 has been restated for the presentation of operations discontinued during 2005 and 2004.

Net income for the nine months ended September 30, 2005 is $42,149,000 versus net income of $37,428,000 for the same period in 2004, an increase of 12.6%. Diluted earnings per common share increased 17 cents or 12.6% to $1.52 in the 2005 period from $1.35 in the 2004 period.

Total revenues for the nine months ended September 30, 2005 increased $5,426,000 or 4.8% to $118,871,000 from $113,445,000 for the nine months ended September 30, 2004. Revenues from mortgage interest income increased $591,000, or 4.2%, when compared to the same period in 2004. Revenues from rental income decreased $2,128,000 or 5.8% in the 2005 period as compared to the 2004 period. Facility operating revenue increased $6,963,000 or 11.1% in the 2005 period compared to the 2004 period.

Of the $591,000 net increase in mortgage interest income, increases totaling $4,816,000 are related to the following: (1) $1,347,000 increased income from new loans, (2) $1,362,000 income from the Egremont settlement discussed below, (3) $493,000 income from a bankruptcy settlement with American Medical Associates, and (4) $1,614,000 increase in income from other mortgage loans due to improved performance. Decrease in mortgage interest income totaling $4,225,000 relate primarily to previous mortgage and REMIC payoffs.

In the third quarter of 2005, we entered into a settlement agreement with Egremont HealthCare

Associates ("Egremont") to settle a lawsuit they had filed against us and NHC in 2004. As a result of this settlement agreement, $1,362,000 of previously reserved revenue is recorded in the third quarter of 2005. The lawsuit related to disputes regarding a loan we had made to Egremont in 1993 to fund the construction of a 120-bed nursing home in Miami, Florida and disputes regarding management services provided by NHC to Egremont.

The Egremont loan was repaid in full in 2003, including $544,000 that was paid to NHI under an equity participation agreement. The $544,000 payment was disputed by Egremont and as a result was reserved by us as a litigation reserve in accounts payable. In the first quarter of 2005, we received $818,000 pursuant to the settlement of a second, albeit related lawsuit. As a result of the related nature of these lawsuits, and uncertainty of outcome, this amount was also established as a litigation reserve in accounts payable. There are no reserves remaining at September 30, 2005 related to these settlements.

The $2,128,000 decrease in rental income in 2005 resulted primarily from $2,350,000 reduced rent from certain Alterra assisted living facilities and $460,000 reduced rent from the two Marriott assisted living facilities, offset by a $682,000 increase from other tenants.

The $6,963,000 increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the nine months ended September 30, 2005. The improved government payment rates exceed any related increase in facility operating expenses, resulting in more profitable operations.

Total expenses for the nine months ended September 30, 2005 increased $9,018,000 or 10.8% to $92,240,000 from $83,222,000 for the 2004 period. Interest expense decreased $2,808,000 or 30.2% in the nine months ended September 30, 2005 as compared to the 2004 period. Facility operating expense increased by $5,469,000 or 9.1% in the nine months ended September 30, 2005 compared to the 2004 period.

Net loan, REMIC, realty and security writedowns and expenses were $6,380,000 in the nine months ended September 30, 2005. Security recoveries of $5,022,000 were recorded in the nine months ended September 30, 2005 related to the sale of Assisted Living Concepts, Inc. common stock as a result of the acquisition of all the outstanding shares of ALC by Extendicare, Inc. by merger, discussed in Note 6. Realty impairments of $2,550,000 were recorded during the first quarter of 2005 on two Florida assisted living facilities previously leased to Marriott Senior Living Services, as a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, discussed in Note 4. Further deferred maintenance analysis resulted in the recording of an additional $2,852,000 of deferred maintenance expense in the third quarter of 2005 on these two Florida assisted living facilities.

Loan writedowns of $6,000,000 were recorded during the nine months ended September 30, 2005 as follows: (1) $2,000,000 on two loans held by Algood HealthCare, Inc., (2) $2,000,000 on mortgage loans with purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc., and (3) $2,000,000 on a Miracle Hill nursing home loan. All these impairments are as a result of declines in past, current and anticipated cash flow from the facilities collateralizing the loans, discussed in Note 5.

Loan recoveries were $1,302,000, REMIC recoveries were $2,246,000, security recoveries were $687,000, and REMIC writeoffs were $3,339,000 in the 2004 period.

Interest expense for the nine months ended September 30, 2005 decreased primarily due to the payment of debt of $35,986,000 since December 2004. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result, was immediately accretive to earnings.

The $5,465,000 increase in facility operating expense relates to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri discussed above. Facility operating expense has not increased in proportion to facility operating revenue from improved government payment rates, resulting in more profitable operations.

Non-Operating Income -

Non-operating income for the nine months ended September 30, 2005 increased $8,288,000 or 127.1% compared to the same period in 2004. Non-operating income for the nine months ended September 30, 2005 includes: (1) $3,371,000 of dividend income from marketable securities, (2) a gain of $1,871,000 on the sale of the Nashville, Tennessee facility, (3) insurance proceeds of $2,654,000 on the Nashville facility, and (4) a gain of $4,050,000 on the sale, as a result of merger, of ALC common stock for cash (after $5,022,000 of the ALC Common sale proceeds is treated as a recovery). Non-operating income for the nine months ended September 30, 2004 included: (1) $3,261,000 of dividend income from marketable securities, (2) a $668,000 gain on the call of ElderTrust common stock, and (3) a gain of $1,326,000 on the sale of American Retirement common stock.

Discontinued Operations -

For the nine months ended September 30, 2005 and 2004, we have reclassified the operations, including the net gain on the sale of the facilities described below, as discontinued operations in accordance with SFAS 144.

During the nine months ended September 30, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,482,000. We recognized a gain of $773,000 on the sale of these facilities. The net gain on the sale of real estate of $773,000 is composed of a $1,624,000 gain from a Charlotte, North Carolina assisted living facility sale and an $851,000 loss from a Dallas, Texas assisted living facility sale. Both of these assisted living facilities were sold as a result of never achieving their expected profitability, discussed in Note 4.

During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as "held for sale") with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities.

Funds From Operations

Our funds from operations ("FFO") for the nine months ended September 30, 2005, on a diluted basis was $48,131,000, an increase of $3,485,000 as compared to $44,646,000 for the same period in 2004. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
(in thousands, except share and per share amounts)
Net income	$12,540	$12,032	$42,149	$37,428
Dividends to preferred stockholders	--	--	--	(514)
Net income applicable to common stockholders	12,540	12,032	42,149	36,914
Elimination of non-cash items in net income:
Real estate depreciation	2,868	2,883	8,538	8,659
Real estate depreciation in discontinued operations	--	78	22	234
Gain on sale of real estate	(25)	--	(2,644)	(1,252)
Basic funds from operations applicable to common stockholders	15,383	14,993	48,065	44,555
Interest on convertible subordinated debentures	17	29	66	91

Diluted funds from operations applicable	$15,400	$15,022	$48,131	$44,646
to common stockholders

Basic funds from operations per share	$ .55	$ .55	$ 1.74	$ 1.64
Diluted funds from operations per share	$ .55	$ .54	$ 1.73	$ 1.63

Shares for basic funds from operations per share	27,741,424	27,488,855	27,676,367	27,178,491
Shares for diluted funds from operations per share	27,860,177	27,769,366	27,829,214	27,457,222

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

New Accounting Pronouncements

In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 ("Statement 153"). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company's financial statements will depend on whether the Company enters into certain non-monetary transactions. The adoption of Statement 153 has not had a material effect on NHI's financial statements.

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

As of September 30, 2005, $100,097,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $18,348,000 of our debt and $582,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $62,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $62,000.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $1,989,000 change in the fair value of our investments in marketable securities. In addition, a hypothetical 10% change in the quoted market prices of our subordinated convertible debentures would result in a related $230,000 change in the fair value of the debenture instruments.

Item 4. Controls and Procedures.

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended or subsequent to September 30, 2005.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings. None other than in the normal course of business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3.     Defaults Upon Senior Securities. None

Item 4.     Submission of Matters to a Vote of Security Holders. None

Item 5.     Other Information. None

Item 6.     Exhibits.

(a)          List of exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer
and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: October 27, 2005	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: October 27, 2005	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer