Form 10-K
period 2005-12-31
NATIONAL HEALTH INVESTORS INC
filed 2006-03-10
CIK 877860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	62-1470956 (I.R.S. Employer Identification Number)

100 Vine Street, Suite 1202, Murfreesboro, Tennessee 37130 (Address of principal executive offices)	37130 (Zip Code)
Company’s telephone number, including area code: (615) 890-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Shares of Common Stock Convertible Subordinated Debentures Due 2006 - (Greater of Prime + 1% or 9%) 7.30% Notes Due 2007	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Same

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer  ☐           Accelerated filer  ☑           Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The aggregate market value of voting stock held by nonaffiliates on June 30, 2005 (based on the closing price of such shares on the New York Stock Exchange) was approximately $591 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons knows to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant. The number of shares of Common Stock outstanding as of February 28, 2006 was 27,830,439.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

PART I
Item 1. Business.
General
     National Health Investors, Inc. (“NHI” or the “Company”) is a real estate investment trust (“REIT”) which invests in income producing health care properties primarily in the long-term care industry. As of December 31, 2005, we had ownership interests in real estate and mortgage investments totaling approximately $381,929,000, and other investments in preferred stock and marketable securities of $57,685,000, resulting in total invested assets of $439,614,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry. These investments include long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as “Health Care Facilities”. We have funded these investments through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity in the form of common and preferred stock and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of straight debt. We currently have no outstanding bank lines of credit.
     As of December 31, 2005, we had approximately $381,929,000 in real estate and mortgage investments in 158 health care facilities located in 18 states consisting of 115 long-term care facilities, one acute care hospital, four medical office buildings, 15 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consist of approximately $118,800,000 aggregate carrying amount of loans to 16 borrowers and $263,129,000 of purchase leaseback agreements with 16 lessees. Of these 158 facilities, 37 are leased to or operated by National HealthCare Corporation (“NHC”), and four have lease guarantees extended to them by NHC.
     We will continue to review our investment opportunities as we generate cash from our operating, investing and financing activities. At December 31, 2005, we were committed, subject to due diligence and financial performance goals, to fund approximately $2,770,000 in health care real estate projects. The commitments include investments for five long-term health care centers, and one assisted living facility all at rates ranging from 6% to prime plus 2%.
     Effective November 1, 2004, we assigned our Advisory Agreement with National HealthCare Corporation to a new company, Management Advisory Source, LLC, formed by NHI’s President and Board Chairman, W. Andrew Adams. NHI has no ownership in Management Advisory Source, LLC. Prior to November 1, 2004, NHC had provided advisory services to us since our inception pursuant to an Advisory, Administrative Services and Facilities Agreement (the “Advisory Agreement”). In addition, NHI and NHC have certain other relationships.
     Unless the context indicates otherwise, references herein to “the Company”, “we” and “our” include all of our subsidiaries.
Types of Health Care Facilities
     Long-term care facilities. As of December 31, 2005, we owned and leased 69 licensed long-term care facilities, 34 of which were operated by NHC. All of the 35 remaining licensed long-term care facilities are leased to other long-term care companies. We also had outstanding first mortgage loans on 46 additional licensed long-term care facilities. All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level. Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

     Acute and long term care hospitals. As of December 31, 2005, we owned and leased one acute care hospital. Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation. Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.
     Medical office buildings. As of December 31, 2005, we owned and leased four medical office buildings. Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients. Each of our owned medical office buildings is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee then leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to lease the individual office space.
     Assisted Living Facilities. We own 15 assisted living facilities which are leased to individual operators. Assisted living unit facilities are free standing facilities or facilities which are attached to long term care facilities or retirement facilities and provide basic room and board functions for the elderly. Some assisted living projects include licensed long term care (nursing home) beds. On-site staff are available to assist in minor medical needs on an as needed basis.
     Retirement Centers. We own five retirement centers, three of which are leased to NHC, one to Sun Healthcare, and one to ElderTrust and have a first mortgage on one other center. Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from government programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is required for long-term care facilities.
     Residences for the developmentally disabled. As of December 31, 2005, we had outstanding first mortgage notes on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six to eight mentally and developmentally disabled persons. These persons obtain custodial care which includes food, lodging, education and transportation services. These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled. Services to the developmentally disabled are primarily paid for by state Medicaid programs.
Nature of Investments
     Our investments are typically structured as either purchase leaseback transactions or mortgage loans. We also provide construction loans for facilities for which we have already committed to provide long-term financing or which agree to enter into a lease with us upon completion of the construction. The lease rates of our leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9% and 12% per annum. We typically charge a commitment fee of 1% based on the purchase price of the property of a purchase leaseback or the total principal loan amount of a mortgage loan. In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing. We believe our lease terms, mortgage loan and construction loan terms are competitive in the market place. Except for certain properties, as described under the heading “Real Estate and Mortgage Writedowns (Recoveries)”, all of the operating Health Care Facilities are currently performing under their mortgage loans or leases. Typical characteristics of these transactions are as follows:
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
     Leases. Our leases generally have an initial leasehold term of 10 to 15 years with one or more five year renewal options. The leases are “triple net leases” under which the tenant is responsible to pay all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the Health Care Facilities. The tenant is generally obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by “all risk” insurance in an amount equal to at least the full replacement costs thereof and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant at such Health Care Facility. The leases also require the tenant to indemnify and hold harmless NHI from all claims resulting from the use and occupancy of each Health Care Facility by the tenant and related activities, as well as to indemnify NHI against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility with respect to, each Health Care Facility.
     Our existing leases contain annual escalators in rent payments. All of the acute care and medical office building properties which we own and lease give the lessee an option to purchase the underlying property at the greater of i) our acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by us. In addition, the acute care and medical office building leases contain a right of first refusal for the lessee if we receive an offer to buy the underlying leased property.
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
     Construction loans. From time to time, although none are currently outstanding, we also provide construction loans that by their terms convert either into purchase leaseback transactions or mortgage loans upon the completion of the construction of the facility. The term of such construction loans are for a period which commences upon the closing of such loan and terminates upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. No such loans are currently outstanding.
     Operating Facilities. We owned and operated 17 long-term health care facilities that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities to an unrelated not-for-profit entity, providing 100% financing. The operating revenues and expenses of these facilities continue to be recorded in the consolidated statements of income until such time as the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) are met at which time we will account for the sale under the full accrual method.
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
     The long term care facilities to which we provide mortgage loans and which we rent to others or operate ourselves receive the majority of their revenues from Medicare, Medicaid and other government programs. From time to time, these facilities have experienced Medicare and Medicaid revenue reductions brought about by the enactment of legislation to reduce government costs. Beginning January 1, 2006, CMS (Centers for Medicare and Medicaid Services) implemented major changes to the SNF PPS payment methodology (See Sources of Revenue) that will reduce payments to facilities by about 5%. State Medicaid funding is not expected to keep pace with inflation according to industry studies. Additionally, the assisted living industry experienced slower fill-up rates on new projects and more competition for their mature projects as overbuilding occurred in certain markets. Any changes in reimbursement methodology that reduces reimbursement to levels that are insufficient to cover the operating costs of our borrowers, lessees and the facilities we operate could adversely impact us.
Operators
     The majority of the Health Care Facilities are operated by the owner or lessee. As a percent of total investments, 24.82% of the Health Care Facilities are operated by publicly-owned companies, while 67.62% are operated by regional health care operators and 7.56% are operated by smaller operators. We consider the operator to be an important factor in determining the creditworthiness of the investment and we generally have the right to approve any changes in operators. Operators who collectively operate more than 3% of our total real estate investments are as follows: NHC, Health Services Management of Texas, LLC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, RGL Development, LLC, Southeast Health Services, Regal Holdings, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc. For additional information about these and other NHI operators, see “Real Estate and Mortgage Writedowns (Recoveries)”.
NHC Master Agreement to Lease
     On December 27, 2005, under an amendment to the master lease, NHC exercised its option to extend the existing lease on 41 properties for the second renewal term. These 41 properties include 38 skilled nursing homes, four of which are leased to other parties, the lease payments of which are guaranteed to us by NHC under the Master Lease, and three retirement centers. The 15-year lease extension begins January 1, 2007, and includes three additional five-year renewal options, each at fair market value. Under the terms of the lease, base rent for 2007 will total $33,700,000 (compared to $33,328,000; $32,836,000; and $33,267,000 in 2005, 2004, and 2003, respectively) with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year. The lease was scheduled to expire on December 31, 2006 unless extended by NHC. The terms of the existing lease remain in place for 2006, as discussed below.
     Before amendment on December 27, 2005 and before termination of one lease each in 2004 and 2005, the Master Agreement to Lease (the “Master Agreement”) with NHC covered 40 nursing homes and three retirement centers and contained terms and conditions applicable to all leases entered into by and between NHC and the Company (the “Leases”). The Leases were for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. During 2000, individual facility leases for four centers, all in Florida, were terminated and NHI re-leased the properties to third parties. Although NHC’s rent obligations pursuant to the master lease are unchanged, NHC receives a credit for rents paid to NHI by the new operators of the four Florida centers.
     During the initial term and the first renewal term ending on December 31, 2006 (which renewal term has been exercised by NHC), NHC is obligated to pay three types of rent for the respective Health Care Facilities: (1) base rent, (2) debt service rent, and (3) percentage rent. Base rent (which includes rent on property additions since inception) totaled $19,827,000 in 2005. Debt service rent varies from year to year and is the amount of interest and principal on the mortgages to which the Health Care Facilities were subject when they were transferred to us in 1991. Debt service rent has been adjusted for refinancings from time to time and totaled $9,776,000 in 2005.
     In addition to base rent and debt service rent, NHC must pay percentage rent to us equal to 3% of the increase in the gross revenue of each facility. Effective January 1, 2000, we amended our lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHC paid $4,525,000 as percentage rent for 2005.
     The Master Agreement is a “triple net lease”, under which NHC is responsible for all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, constituting a part of the Health Care Facilities) and other charges relating to the ownership and operation of the Health Care Facilities. NHC is obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by “all risk” insurance in an amount equal to the full replacement costs thereof, insurance against boiler explosion and similar insurance, flood insurance if the land constituting the Health Care Facility is located within a designated flood plain area and to maintain specified property damage insurance, protecting us as well as NHC at such Health Care Facility. NHC is also obligated to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility with respect to, each Health Care Facility leased by NHC.
Commitments
     We have commitments to third parties to make loans to fund projects totaling $2,770,000 as of December 31, 2005.
     The following table sets forth certain information regarding our commitments as of December 31, 2005.

		Commitments
		Less Than	After
Facility Type	Facilities	One Year	One Year	Total
		(in thousands)
Long-term Care	5	$2,500	$—	$2,500
Assisted Living	1	270	—	270
Commitments	6	$2,770	$—	$2,770

Sources of Revenues
     General. Our revenues are derived primarily from mortgage interest income, rental income and the operation of Foreclosure Properties. During 2005, mortgage interest income equaled $18,226,000 of which all except $250,000 was from non-NHC borrowers. Rental income totaled $45,791,000, $33,328,000 of which was from properties operated by NHC. The interest and rental payments are primarily derived from the operations of the Health Care Facilities. The source and amount of revenues from such operations are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs. Facility operating revenues are derived from the operations of the Foreclosure Properties and are determined by similar factors.
     Governmental and other concerns regarding health care costs have and may continue to result in significant reductions in payments to health care facilities, and there can be no assurance that future payment rates for either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care have and could continue to adversely affect revenues of our health-related lessees and borrowers and thereby adversely affect those lessees’ and borrowers’ abilities to make their lease or debt payments to us. Failure of the lessees or borrowers to make their lease or debt payments would have a direct and material adverse impact on us.
     Medicare and Medicaid. A significant portion of the revenue of our Foreclosure Properties and our lessees and borrowers is derived from governmental-funded reimbursement programs, such as Medicare and Medicaid.
     Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Prospective Payment System (SNF PPS). PPS was instituted as mandated by the Balanced Budget Act of 1997. PPS became effective July 1, 1998. PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and generally increased each October when the federal fiscal year begins. The acuity classification system is named RUGs (Resource Utilization Groups III). SNF PPS as implemented had an adverse impact on our industry and our business by decreasing payments materially. Refinements in the form of temporary add-ons provided some relief until October 1, 2002. Annual market basket (inflationary) increases have continued to improve payments.
     On July 28, 2005, the Centers for Medicare and Medicaid Services (CMS) issued a final rule updating SNF PPS and consolidated billing provisions. The rule updates the per-diem payment rates under the SNF PPS for federal fiscal year (FY) 2006.
     Effective October 1, 2005, PPS rates were increased by a 3.1% annual inflation update factor. Payments to facilities for the fourth quarter of 2005 will reflect the continuation of the temporary add-on payments.
     Including inflation, total projected payments to providers in FY 2006 will be the same as total payments made to providers in FY 2005. However, the final rule will cause a redistribution of payments among providers. This is accomplished by expanding the Resource Utilization Groups (RUGs) from 44 RUG groups to 53 RUG groups, and eliminating temporary rate add-ons. The elimination of temporary add-ons has always been tied to the long awaited RUG refinement. RUG refinement modifies case mix weights and indexes. This is a permanent change in the PPS methodology. Excluding the 3.1% annual inflation update factor, RUG refinement is expected to reduce Medicare payment rates beginning January 1, 2006 by 5%, thereby reducing 2006 revenues for operators of long term care facilities.
     Medicaid is a joint federal and state program designed to provide medical assistance to “medically indigent persons”. These programs are operated by state agencies that adopt their own medical reimbursement methodology and standards. Payment rates and covered services vary from state to state. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to those patients. State Medicaid plans subject to budget constraints are of particular concern to us given the repeal of the Boren Amendment by the Balance Budget Act of 1997. The Boren Amendment provided fair reimbursement protection to nursing facilities. Changes in federal funding and pressure on certain provider taxes coupled with state budget problems have produced an uncertain environment. Industry studies predict the Medicaid crisis will continue with states required contribution to Medicare Part D and anticipated budget deficits. States will more than likely be unable to keep pace with nursing center inflation. States are under pressure to pursue other alternatives to long term care such as community and home-based services. Furthermore, several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for nursing home care.

     Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. Moreover, health care facilities have experienced increasing pressure from private payors attempting to control health care costs, reimbursement from private payors has in many cases effectively been reduced to levels approaching of government payors.
     Licensure and Certification. The health care industry is highly regulated by federal, state and local law, and is directly affected by state and local licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements, and other such laws, regulations and rules. Sanctions for failure to comply with these regulations and laws include (but are not limited to) loss of licensure, fines, and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any lessee or borrower to comply with such laws, requirements and regulations could affect its ability to operate the facility or facilities and could adversely affect such lessee’s or borrower’s ability to make lease or debt payments to us.
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
     It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referral, will continue in future years. Certain of our investments are with lessees or borrowers which are partially or wholly owned by physicians. In the event that any lessee or borrower were to be found in violation of laws regarding fraud and abuse or self-referral, that lessee’s or borrower’s ability to operate the facility as a health care facility could be jeopardized, which could adversely affect the lessee’s or borrower’s ability to make lease or debt payments to us and thereby adversely affect us.
     Certificates of Need. Certain Health Care Facilities in which we invest are also generally subject to state statutes which may require regulatory approval, in the form of a certificate of need (“CON”) prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. We cannot predict the impact of regulatory changes with respect to CON’s on the operations of our lessees and mortgagees; however, in our primary market areas, a significant reduction in new construction of long term care beds has occurred.
Investment Policies
     Our investment objectives are (i) to provide current income for distribution to our stockholders through investments primarily in health care related facilities, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders’ capital. There can be no assurance that these objectives will be realized.
     We anticipate making more new investments in 2006. In making new investments, we would consider such factors, as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property; and (vii) the mix of private and government sponsored patients. There can be no assurances that investments containing these attributes will be found or closed.

     We will not, without the approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer, or employee of NHC or NHI, or any affiliate thereof, as the case may be, any of our assets or other property.
     The Board of Directors, without the approval of the stockholders, may alter our investment policies if they determine that such a change is in our best interests and our stockholders’ best interests. The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons.
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
Advisory Agreement
     Management Advisory Source, LLC — Effective November 1, 2004, we assigned our Advisory Agreement with National HealthCare Corporation to a new company, Management Advisory Source, LLC, formed by NHI’s President and Board Chairman, W. Andrew Adams. NHI has no ownership in Management Advisory Source, LLC. In 2005, the annual compensation expensed under the Advisory Agreement was approximately $3,599,000. We believe it to be in the best interest of NHI to accentuate its independence from NHC, its largest tenant. Therefore, Mr. Adams, through his company, has assumed the responsibilities of the Advisory Agreement. To assure independence from NHC, Mr. Adams resigned as CEO of NHC in 2004 and terminated his managerial responsibilities with NHC. He has outsourced non-managerial functions of the Advisory Agreement such as payroll processing, accounting and the like to NHC. During the immediate future, Mr. Adams will remain on the NHC Board as Chairman, focusing on strategic planning, but will have no management involvement with NHC.
     NHC — We entered into the Advisory Agreement on October 17, 1991 with NHC as “Advisor” under which NHC provided management and advisory services to us through November 30, 2004. Under the Advisory Agreement, we engaged NHC to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Advisory Agreement, NHC was subject to the supervision of and policies established by our Board of Directors.
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
     We also maintain the following documents on the web site:
•	The NHI Code of Ethics and Standards of Conduct. This has been adopted for all employees of our Administrative Services Contractor, officers and directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of conduct. To date there have been none.

•	Information on our “NHI Valuesline”, which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors. The toll free number is 800-526-4064 and the communications may be made anonymously, if desired.

•	The NHI Restated Audit Committee Charter.

•	The NHI Compensation Committee Charter.

•	The NHI Nomination and Corporate Governance Committee Charter
     We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.
Item 1A. Risk Factors.
     We depend on the operating success of our tenants, who operate in the skilled nursing and assisted living industry for collection of our rent revenues. Our skilled nursing, hospital and projects for the developmentally disabled facility operators’ revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Our assisted living facility operators’ revenues are primarily driven by occupancy and private pay rates. Expenses for these facility types are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue, to come under pressure due to reimbursement cuts and from federal and state budget shortfalls. Liability insurance and staffing costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a facility not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon.
     We are exposed to the risk that our operators may not be able to meet the rent, principal and interest or other payments due us, which may result in an operator bankruptcy or insolvency, or that an operator might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us the right to evict an operator, demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligations, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and/or interest in the case of a mortgage loan, and to exercise other rights and remedies.
     We may be required to fund certain expenses (e.g., real estate taxes, maintenance and capital improvements) to preserve the value of a facility, avoid the imposition of liens on a facility and/or transition a facility to a new operator. In some instances, we have terminated our lease with an operator and relet the facility to another operator. In some of those situations, we provided working capital loans to and limited indemnification of the new operator. If we cannot transition a leased facility to a new operator, we may take possession of that facility, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.
     We are exposed to risks related to government regulations and the effect they have on our operators’ business. Our operators’ businesses are affected by government reimbursement and private payor rates. To the extend that any skilled nursing, hospital or project for the developmentally disabled facility receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facility. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Changes in health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us. In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.
     We are exposed to the risk that the cash flows of our tenants and mortgages will be affected by increased liability claims and increased general and professional liability insurance costs. Long-term care facility operators (assisted living and skilled nursing facilities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida. As a result, general and professional liability costs have increased and may continue to increase. Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Over the past two years, both Texas and Florida have adopted skilled nursing facility liability laws that modify or limit tort damages. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurances can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for assisted living and skilled nursing facilities. Thus, general professional liability insurance coverage may be restricted, very costly, or not available, which may adversely affect the facility operators’ future operations, cash flows and financial condition, and may have a material adverse effect on the facility operators’ ability to meet their obligations to us.
     We depend on the success of future acquisitions. We are exposed to the risk that our future acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator and the project is not completed, we may need to take steps to ensure completion of the project or we could lose the property. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results. These costs may negatively affect our results of operations.
     We are exposed to risks related to environmental laws and the costs associated with the liability related to hazardous substances. Under various federal and state laws, owners or operators of real property may be required to respond to the release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Our tenants or borrowers are primarily responsible for the condition of the property and since we are a passive landlord, we do not “participate in the management” of any property in which we have an interest. Moreover, we review environmental site assessment of the properties that we own or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities, including mold, may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition.
     We depend on the ability to reinvest cash from our operating, investing and financing activities in a timely manner and on acceptable terms. From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our loans receivable, and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. We must re-invest these proceeds, on a timely basis, in health care investments or in qualified short-term investments. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in acquiring properties may negatively impact revenues and perhaps our ability to make distributions to stockholders.
     We depend on the ability to qualify or remain as a REIT. We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders amounting to at least 90% of its annual taxable income.
     We are dependent upon Management Advisory Source, LLC (“MAS”) for services related to investment activities and day-to-day management. MAS, which was formed by our President and Board Chairman, W. Andrew Adams, has outsourced most functions of the advisory agreement such as accounting, monitoring of investments, finance activities, etc. to NHC. Our advisory agreement with MAS and MAS’s outsourcing agreement with NHC may be cancelled upon 90 days notice or upon demand in some circumstances. The cancellation of either or these agreements could, at least temporarily, have a material adverse impact on our business and upon our ability to comply with government regulations.
     See the notes to the Annual Financial Statement, and “Item 1. Business” herein for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.
Item 1B. Unresolved Staff Comments.
     None

Item 2. Properties.
NHI PROPERTIES
LONG TERM CARE

Center	City	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	151
NHC HealthCare, Moulton	Moulton	136

ARIZONA
Estrella Care and Rehab	Avondale	161

FLORIDA
The Manor at Gainesville	Gainesville	120
Ayers Health and Rehabilitation Center	Trenton	120
Bayonet Point Health & Rehabilitation Center	Hudson	180
Bear Creek Nursing Center	Hudson	120
Brooksville Healthcare Center	Brooksville	180
Cypress Cove Care Center	Crystal River	120
Heather Hill Nursing Home	New Port Richey	120
Jefferson Nursing Center	Monticello	60
Miracle Hill Nursing & Convalescent Center	Tallahassee	120
Williston Health Care Center	Williston	180
Osceola Health Care Center	St. Cloud	120
Parkway Health and Rehabilitation Center	Stuart	177
Pine Lake Nursing Home	Greenville	58
Lake Bennett Health and Rehabilitation Center	Ocoee	120
Royal Oak Nursing Center	Dade City	120
The Health Center of Merritt Island	Merritt Island	180
The Health Center of Plant City	Plant City	180
The Palms at Maitland*	Maitland	39
The Place at West Palm Beach*	West Palm Beach	47

GEORGIA
Ashton Woods	Rossville	157
Forrest Lake Manor	Martinez	100
Jennings Health Care Center	Augusta	100
Meadowbrook Nursing Center	Tucker	144
Moss Oaks Health Care Center	Pooler	122
Rossville Convalescent Center	Rossville	112
West Lake Manor	Augusta	100

IDAHO
Grangeville Care Center	Grangeville	60
Sunny Ridge Care Center*	Nampa	46

KANSAS
Chanute HealthCare Center	Chanute	77
Council Grove HealthCare Center	Council Grove	80
Emporia Rehabilitation Center	Emporia	79
Haysville HealthCare Center	Haysville	119
Hoisington Rehabilitation Center	Hoisington	62
Larned HealthCare Center	Larned	54
Sedgwick HealthCare Center	Sedgwick	62

Center	City	Beds
KENTUCKY
Tradewater Pointe	Dawson Springs	80
NHC HealthCare, Glasgow	Glasgow	206
NHC HealthCare, Madisonville	Madisonville	94

MASSACHUSETTS
John Adams Nursing Home	Quincy	71
Buckley Health Care Center	Greenfield	120
Holyoke Health Care Center	Holyoke	102
Longmeadow of Taunton	Taunton	100

MISSOURI
Charleviox HealthCare Center	St. Charles	142
Columbia HealthCare Center	Columbia	97
Joplin HealthCare Center	Joplin	92
NHC HealthCare, Desloge	Desloge	120
NHC HealthCare, Joplin	Joplin	126
NHC HealthCare, Kennett	Kennett	170
NHC HealthCare, Maryland Heights	St. Louis	220
NHC HealthCare, St. Charles	St. Charles	120
Town & Country HealthCare Center	Clayton	282

NEW HAMPSHIRE
Epsom Manor	Epsom	108
Maple Leaf Health Care Center	Manchester	114
Villa Crest Nursing Home*	Manchester	123

NEW JERSEY
Brighton Gardens of Edison*	Edison	30
Shore Meadows Rehab & Nursing Center*	Toms River	120
Royal Health Gate Nursing & Rehab*	Trenton	132

SOUTH CAROLINA
NHC HealthCare, Anderson	Anderson	290
NHC HealthCare, Greenwood	Greenwood	152
NHC HealthCare, Laurens	Laurens	176

TENNESSEE
NHC HealthCare, Athens	Athens	98
NHC HealthCare, Chattanooga	Chattanooga	207
NHC HealthCare, Columbia	Columbia	106
NHC HealthCare, Dickson*	Dickson	191
NHC HealthCare, Franklin	Franklin	80
NHC HealthCare, Hendersonville	Hendersonville	122
NHC HealthCare, Hillview	Columbia	92
NHC HealthCare, Johnson City*	Johnson City	160
NHC HealthCare, Knoxville	Knoxville	139
NHC HealthCare, Lewisburg	Lewisburg	102
NHC HealthCare, McMinnville	McMinnville	150
NHC HealthCare, Milan	Milan	123
NHC HealthCare, Oakwood	Lewisburg	60
NHC HealthCare, Pulaski	Pulaski	102
NHC HealthCare, Scott	Lawrenceburg	62

Center	City	Beds
NHC HealthCare, Sequatchie	Dunlap	120
NHC HealthCare, Smithville*	Smithville	114
NHC HealthCare, Somerville*	Somerville	72
NHC HealthCare, Sparta	Sparta	150
NHC HealthCare, Springfield	Springfield	107

TEXAS
Beaumont Health Care Center	Beaumont	82
Bonham Nursing & Retirement	Bonham	65
Cleveland Health Care Center	Cleveland	148
College Street Health Care Center	Beaumont	50
Columbus Nursing and Rehabilitation	Columbus	129
Conroe Health Care Center	Conroe	108
Denison Manor Nursing and Rehabilitation	Denison	71
Falfurrias Nursing and Rehabilitation	Falfurrias	98
Friendswood Health Care Center	Friendswood	102
Forest Lane Healthcare Center	Dallas	120
Heritage Manor — Canton	Canton	110
Heritage Place	Dallas	149
Heritage Oaks	Arlington	204
Hill Country Care	Dripping Springs	60
Huntsville Health Care Center	Huntsville	92
Kleburg Nursing & Rehabilitation	Kingsville	162
Lawrence Street Health Care Center	Tomball	150
Liberty Health Care Center	Liberty	118
Pecan Tree Manor	Gainesville	120
Richmond Health Care Center	Richmond	92
Sugar Land Health Care Center	Sugarland	150
Terry Haven Nursing and Rehabilitation	Mt. Vernon	65
The Village at Richardson	Dallas	280
West Janisch Health Care Center	Houston	116
Willis Nursing and Rehabilitation	Willis	114
Willow Bend Nursing and Rehabilitation	Mesquite	162
Winterhaven Healthcare Center	Houston	160

VIRGINIA
NHC HealthCare, Bristol	Bristol	120
Heritage Hall	Charlottesville	120
Heritage Hall	Brookneal	60
Heritage Hall	Lexington	60
Heritage Hall	Virginia Beach	90
Heritage Hall	Front Royal	60
Heritage Hall	Grundy	120
Heritage Hall	Laurel Meadows	60

WISCONSIN
Milwaukee South HealthCare Center	Milwaukee	191

ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital	Jackson	55
MEDICAL OFFICE BUILDINGS

Center	City	Sq. Ft.
FLORIDA
North Okaloosa	Crestview	27,017

ILLINOIS
Crossroads	Mt. Vernon	12,910

TEXAS
Hill Regional	Hillsboro	23,000
Pasadena	Pasadena	61,500
RETIREMENT CENTERS

Center	City	Beds
IDAHO
Sunny Ridge Care Center*	Nampa	117

MISSOURI
Lake St. Charles Retirement Center*	St. Charles	155

NEW HAMPSHIRE
Heartland Place	Epsom	60

TENNESSEE
Colonial Hill Retirement Center	Johnson City	63
Parkwood Retirement Center	Chattanooga	32

TEXAS
Tomball Retirement Center	Tomball	60
ASSISTED LIVING AND DEVELOPMENTALLY DISABLED

Center	City	Beds
ARIZONA
The Place at Gilbert	Gilbert	100
The Place at Glendale	Glendale	36
The Place at Tanque Verde	Tucson	42
The Place at Tucson	Tucson	92

FLORIDA
19th Street Group Home	Gainesville	6
107th Place Group Home	Belleview	6
Bessent Road Group Home	Starke	6
Claudia Drive Group Home	Jacksonville	6
Coletta Drive Group Home	Orlando	6
Frederick Avenue Group Home	Daytona Beach	6
High Desert Court Group Home	Jacksonville	6
Plaza Oval Group Home	Casselberry	6
Rosewood Group Home	Ormond Beach	6
Second Street Group Home	Ocala	6

Center	City	Beds
Spring Street Group Home	Lake City	6
Suffridge Drive Group Home	Bonita Springs	6
The Bridge at Maitland	Maitland	38
The Palms of Maitland*	Maitland	102
The Place at Daytona Beach	Daytona Beach	60
The Place at Maitland	Maitland	78
The Place at West Palm Beach*	West Palm Beach	104
Tunis Street Group Home	Jacksonville	6
Walnut Street Group Home	Starke	6

IDAHO
Sunny Ridge Care Center*	Nampa	20

MISSOURI
Lake St. Charles Retirement Center*	St. Charles	25

NEW JERSEY
Brighton Gardens of Edison*	Edison	98
Shore Meadows Rehab & Nursing Center*	Toms River	30
Royal Health Gate Nursing & Rehab*	Trenton	18

NORTH CAROLINA
The Place at Southpark	Charlotte	144

PENNSYLVANIA
Heritage Hill Senior Community	Weatherly	70

SOUTH CAROLINA
The Place at Conway	Conway	84

TENNESSEE
717 Cheatam Street	Springfield	8
305 West Hillcrest Drive	Springfield	8
307 West Hillcrest Drive	Springfield	8
NHC HealthCare, Dickson*	Dickson	20
NHC HealthCare, Johnson City*	Johnson City	15
NHC HealthCare, Somerville*	Somerville	12
NHC HealthCare, Smithville*	Smithville	7
The Place at Gallatin	Gallatin	49
The Place at Kingsport	Kingsport	49
The Place at Tullahoma	Tullahoma	49

*	These facilities are listed in multiple categories (numbers of beds are not duplicated elsewhere in this table).
As described in Note 3 to the Company’s financial statements, certain of NHI’s real estate properties are pledged as collateral on individual mortgage notes payable.

Item 3. Legal Proceedings.
Contingency related to damaged property
     One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The lease requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from its use of the property. Although NHI had been named as a defendant in 32 lawsuits, 30 of these lawsuits have been settled at no cost to NHI. At December 31, 2005, NHI has not accrued any liability for this contingent liability but will continue to monitor the situation and establish liability reserves when appropriate.
     A provision of the lease allowed that if substantial damage occurs during the lease term, NHC may terminate the lease with respect to the damaged property. During October 2004, NHC exercised its right to terminate the lease on the Nashville facility. As a result, NHI was entitled to receive all property insurance proceeds paid as a result of the fire. NHI retained the right to the bed license following lease termination. Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility. NHI has received $2,654,000 in insurance proceeds which amount is included in non-operating income for the year ended December 31, 2005. NHI sold the Nashville facility in May 2005 (See Note 3).
     Except as discussed above with respect to the Nashville fire, we are not subject to any material pending litigation, although a number of our operators or mortgagors are currently in bankruptcy and/or have multiple pending medical liability suits. See “Real Estate and Mortgage Writedowns (Recoveries)” in Item 7 Management’s Discussion. The Health Care Facilities are subject to claims and suits in the ordinary course of business. Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on us or our operations.
     Through the operation of our 17 foreclosure properties, we are subject to professional and general liability litigation for the provision of patient care. The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents. We have maintained or caused the majority of our lessees or mortgagees to maintain insurance coverage for this type of litigation. In Florida, however, coverage is limited. We are subject to certain claims, none of which, in management’s opinion, would be material to our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
     The 2004 Annual Meeting of the Shareholders was held on May 3, 2005, the results of which were included in the June 30, 2005, Form 10-Q filed with the SEC on August 5, 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
     On October 16, 1996, the NHI Board of Directors, pursuant to powers granted by NHI’s charter, changed the limit on the percentage of ownership which any person may have in the outstanding common stock of NHI from a limit of 7.0% (as passed on October 17, 1995) to a limit of 9.9%. The limit on ownership of any other class of stock (including issues convertible into common stock) remains at 9.9% of the outstanding stock.

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
Common Stock Market Prices and Dividends
     Our common stock is traded on the New York Stock Exchange under the symbol NHI. The closing price for NHI stock on February 28, 2006 was $26.62. As of December 31, 2005, there were approximately 1,100 holders of record of shares and we estimate that as of such date there were in addition in excess of 12,300 beneficial owners of the shares.
High and low stock prices and dividends for the last two years were:

	2005			2004
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$29.0500	$25.2000	$.450	$30.8300	$24.6800	$.425
June 30	28.9500	25.0500	.450	30.7500	21.9200	.425
September 30	30.9500	26.5600	.450	29.6800	26.8480	.425
December 31	28.4500	25.2000	.450	30.4700	27.5000	.575
No Equity Purchase Plans
     We did not purchase any of our equity securities in 2005, nor do we have any publicly announced plans or programs to do so.
Item 6. Selected Financial Data.
     The following table represents our financial information for the five years ended December 31, 2005. This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

NATIONAL HEALTH INVESTORS, INC.
SELECTED FINANCIAL DATA
(dollars in thousands, except share and per share amounts)

Year Ended December 31	2005	2004(a)	2003(a)	2002(a)	2001(a)
Net revenues	$157,382	$155,559	$154,234	$149,129	$117,784

Non-Operating Income	17,309	11,694	5,931	6,655	4,081
Income (Loss) from Continuing Operations	53,708	55,426	41,693	24,438	(2,197)
Discontinued Operations:
Operating income (loss) — discontinued	(73)	(590)	580	1,266	2,134
Net gain on sales of real estate	773	1,543	1,535	5,083	—

Net income (loss)	54,408	56,379	43,808	30,787	(63)

Earnings per share:
Basic:
Income (loss) from Continuing Operations per common share	$1.94	$2.02	$1.50	$.86	$(.17)
Discontinued Operations per common share	.02	.03	.08	.24	.09

Net income (loss) per common share	1.96	2.05	1.58	1.10	(0.08)
Diluted:
Income (loss) from Continuing Operations per common share	$1.93	$2.00	$1.49	$.86	$(.17)
Discontinued Operations per common share	.03	.03	.08	.24	.09

Net income (loss) per common share	1.96	2.03	1.57	1.10	(0.08)

BALANCE SHEET DATA:
Mortgages and other notes receivable, net	$118,800	$112,072	$149,892	$201,236	$324,230
Real estate properties, net	263,129	278,170	289,465	304,394	323,266
Total assets	587,932	631,371	624,366	651,064	672,630
Debt	117,252	154,432	162,100	161,763	164,464
Convertible subordinated debentures	201	1,116	1,351	41,633	62,643
Total stockholders’ equity	424,968	425,539	409,644	400,429	397,793

OTHER DATA:
Common shares outstanding	27,830,439	27,545,018	26,770,123	26,682,994	26,004,318
Weighted average common shares:
Basic	27,699,887	27,257,826	26,727,814	26,453,053	24,466,850
Diluted	27,830,886	27,531,084	26,985,571	26,853,420	24,466,850

Common dividends declared per share	$1.80	$1.85	$1.70	$1.40	$0.45

(a)	Prior period financial information has been reclassified for presentation of operations discontinued during 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis is based primarily on the consolidated financial statements of National Health Investors, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” above.
Executive Overview
     National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in income producing health care properties with emphasis on the long-term health care sector. As of December 31, 2005, we had interests in real estate owned, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $493,614,000. Founded in 1991, our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.
Portfolio
     As of December 31, 2005, we had investments in 158 health care facilities located in 18 states consisting of 115 long-term care facilities, one acute care hospital, four medical office buildings, 15 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $118,800,000 aggregate carrying value amount of loans to 16 borrowers and $263,129,000 of real estate investments with 16 lessees. Of these 158 facilities, 17 were acquired through foreclosure and are operated by us. These 17 facilities have been sold, but we have not yet met the accounting criteria to record the sales.
     Our largest customer is National HeatlhCare Corporation (“NHC”). Of our 158 facilities, 41 are leased to NHC. These 41 facilities include four centers leased to other parties, the lease payments of which are guaranteed to us by NHC. Also, the 17 properties operated by us are managed by subsidiaries of NHC. NHC was our investment advisor until November 1, 2004. Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio operated by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 13.3% of total portfolio on December 31, 2005.

     The following tables summarize our portfolio as of December 31, 2005:

			Investment
	Properties	Investment	Percentage
Portfolio Statistics
Real Estate Properties	94	$263,129,000	69%
Mortgages and Notes Receivable	64	118,800,000	31%

Total Real Estate Portfolio	158	$381,929,000	100%

	Properties	Beds	Investments
Real Estate Properties
Nursing Homes	69	9,242	$175,540,000
Assisted Living	15	1,328	59,689,000
Medical Office Buildings	4	124,427 sq. ft.	10,418,000
Retirement Homes	5	426	10,234,000
Hospitals	1	55	7,248,000

Total Real Estate Properties	94		263,129,000

Mortgages and Notes Receivable
Nursing Homes	46	5,005	$112,500,000
Retirement Homes	1	60	2,006,000
Developmentally Disabled	17	108	4,294,000

Total Mortgages and Notes Receivable	64		118,800,000

Total Real Estate Portfolio	158		$381,929,000

		Percentage of	Total
	Properties	Total Dollars	Dollars
Summary of Facilities by Type
Nursing Homes	115	75.42%	$288,040,000
Assisted Living	15	15.63%	59,689,000
Medical Office Buildings	4	2.73%	10,418,000
Retirement Homes	6	3.20%	12,240,000
Hospitals	1	1.90%	7,248,000
Developmentally Disabled	17	1.12%	4,294,000

Total Real Estate Portfolio	158	100.00%	$381,929,000

Portfolio by Operator Type:
Public	71	24.82%	$94,805,000
Regional	80	67.62%	258,266,000
Small Operator	7	7.56%	28,858,000

Total Real Estate Portfolio	158	100.00%	$381,929,000

	Percentage of	Dollar
	Total Portfolio	Amount
Public Operators
National HealthCare Corp.	13.28%	$50,712,000
Community Health Systems, Inc.	3.52%	13,450,000
Sunrise Senior Living Services	3.48%	13,289,000
Sun Healthcare	2.32%	8,845,000
Res-Care, Inc.	1.12%	4,294,000
HCA — The Healthcare Company	1.10%	4,215,000

Total Public Operators	24.82%	$94,805,000

     Operators who collectively operate more than 3% of our total real estate investments are as follows: NHC, Health Services Management of Texas, LLC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, Southeast Health Services, Regal Holdings, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc.

Areas of Focus
     Reflecting our improving outlook for the healthcare industry, we anticipate making new investments in 2006 while continuing to monitor and improve our existing properties. Even as we make new investments, however, we expect to maintain a relatively low level of debt vs. equity compared to our historical levels. New investments may be funded by our liquid investments and, if needed, by external financing. We will make new investments where we believe the spreads over our cost of capital will generate returns to our investors.
     We have focused on lowering our debt. Our debt to capitalization ratio on December 31, 2005 was 21.7%, the lowest level in our 14 year history. Our liquidity is also strong with cash and marketable securities of $152,022,000 exceeding our total debt outstanding of $117,453,000 at the end of 2005.
     On December 27, 2005, we reached an agreement with NHC to extend through December 31, 2021 our current lease on 41 of our real estate properties. These 41 facilities include four centers leased to other parties, and three retirement centers. This extension assures an ongoing relationship with our largest customer.
Critical Accounting Policies
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.
     We consider an accounting estimate or assumption critical if:
•	the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates and assumptions on financial condition or operating performance is material.
     Please refer to Note 1 of our audited consolidated financial statements for further information on significant accounting policies that impact us. There have been no material changes to these policies in 2005.
     Our significant accounting policies and the associated estimates, judgments and the issues which impact these estimates are as follows:
     1) Valuations and impairments to our investments — The majority of our tenants and borrowers are in the long-term health care industry and derive their revenues primarily from Medicare, Medicaid and other government programs. Amounts paid under these government programs are subject to legislative and government budget constraints. From time to time, there may be material changes in government reimbursement. In the past, the long-term health care industry has at times experienced material reductions in government reimbursement.
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

     Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying amount of the property and may be affected by management’s plans, if any, to dispose of the property.
     For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan — An Amendment of FASB Statements No. 5 and 15” (“SFAS 114”). On a quarterly basis, NHI reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.
     We evaluate our marketable securities for other-than-temporary impairments consistent with the provisions of Statement of Financial Accountant Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) as amended by EITF 03-01 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. An impairment of a marketable security would be considered “other-than-temporary” unless we have the ability and intent to hold the investment for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment and evidence indicates the cost of the investment is recoverable within a reasonable period of time.
     While we believe that the carrying amounts of our properties, notes receivable, marketable securities and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.
     2) Revenue recognition — mortgage interest and rental income — We collect interest and rent from our customers. Generally our policy is to recognize revenues on an accrual basis as earned. However, there are certain of our customers for which we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not realizable. For these nonperforming investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected. We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due. This policy could cause our revenues to vary significantly from period to period. Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under SFAS 13 to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.
     3) REIT status and taxes — We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.
     4) Revenue recognition — third party payors — Approximately two-thirds of our facility operating revenues are derived from Medicare, Medicaid, and other government programs. Amounts earned under these programs are subject to review by the third party payors. In our opinion, adequate provision has been made for any adjustments that may result from these reviews. Any differences between our estimates of settlements and final determinations are reflected in operations in the year finalized.
Liquidity and Capital Resources
Sources and Uses of Funds
     Our primary sources of cash include rent and interest receipts, the revenues of facilities we operate, proceeds from the sales of real property and principal payments on loans receivable. Our primary uses of cash include dividend distributions, the expenses of facilities we operate, debt service payments (including principal and interest), real property acquisitions and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	12/31/03	12/31/04	$	%	12/31/05	$	%	$	%
Cash and Cash equivalents at beginning of period	$43,062	$93,687	$50,625	118%	$161,215	$67,528	72%	$118,153	274%

Cash provided from (used in) operating activities	68,033	57,092	(10,941)	-16%	59,010	1,918	3%	(9,023)	-13%

Cash provided from (used in) investing activities	64,722	65,742	1,020	2%	333	(65,409)	-99%	(64,389)	-99%

Cash provided from (used in) financing activities	(82,130)	(55,306)	26,824	-33%	(88,089)	(32,783)	59%	(5,959)	7%

Cash and cash equivalents at end of period	$93,687	$161,215	$67,528	72%	$132,469	$(28,746)	-18%	$38,782	41%

     Operating Activities — We have generated net cash from operating activities during 2005 totaling $59,010,000, an increase of $1,918,000 compared to $57,092,000 in the prior year. Net cash from operating activities generally includes net income adjusted for non-cash items, such as depreciation and amortization, working capital changes, investment writedowns and recoveries, and gain on asset disposals. The $59,010,000 net cash provided from operating activities for 2005 is composed of net income of $54,408,000, depreciation of $12,855,000, and net loan, realty and security writedowns of $2,963,000. The net loan, realty and security writedowns of $2,963,000 are attributable to real estate of $2,550,000 and mortgages of $5,435,000, reduced by security recoveries of $5,022,000, discussed in Notes 3, 4 and 7 of the Consolidated Financial Statements. This was offset by a gain on sale of real estate of $2,552,000, gain on sale of marketable securities of $4,050,000, discount and deferred income amortization of $252,000, and working capital increases of $4,655,000. The net gain on sale of real estate of $2,552,000 is composed of a gain of $1,624,000 attributable to a Charlotte, North Carolina facility, a loss of $851,000 attributable to a Dallas, Texas facility, and a gain of $1,871,000 attributable to a Nashville, Tennessee facility, discussed in Notes 3, 19, and 20 of the Consolidated Financial Statements. Net cash provided by operating activities increased from $57,092,000 in 2004 to $59,010,000 in 2005 due primarily to $3,918,000 of items affecting net income, offset by a $2,000,000 increase in working capital change, driven primarily by the timing of vendor payments and collections of patient receivables at operating facilities.
     The $57,092,000 net cash provided from operating activities for 2004 is composed of increases due to net income of $56,379,000 and depreciation of $14,453,000. This was offset by the following: (1) net loan, realty, REMIC, and security recoveries of $2,896,000 discussed in Notes 4, 7, and 8, (2) gain on sale of real estate of $1,543,000 discussed in Note 19, (3) gain on sale of marketable securities of $1,995,000 discussed in Note 7, (4) discount and deferred income amortization of $1,511,000, and (5) working capital increases of $2,645,000.
     Investing Activities — Net cash provided by investing activities during 2005 totaled $333,000 compared to $65,742,000 in the prior year. Cash flows provided from investing activities during 2005 included collections on mortgage and other notes receivable of $4,492,000 compared to $13,944,000 for 2004. The collections for 2004 were substantially higher due to mortgages and other notes receivable which matured or were settled in 2004. Prepayment of mortgage notes receivable were $5,424,000 in 2005 compared to $4,461,000 in 2004. Collections on real estate mortgage investment conduits provided $13,126,000 during the prior period of 2004 as we collected in full the 1993 REMIC. Marketable securities were called and converted to cash of $10,308,000 during 2005. The $10,308,000 cash proceeds related to the sale, as a result of merger, of the Assisted Living Concepts, Inc. common stock discussed in Note 7 of the Consolidated Financial Statements. Disposition of property and equipment provided $14,452,000 and $4,389,000 of cash proceeds for 2005 and 2004, respectively. The $14,452,000 cash proceeds in 2005 relate to the sale of the following properties: (1) Charlotte, North Carolina assisted living facility for $3,570,000; (2) Dallas, Texas assisted living facility for $7,911,000; and (3) Nashville, Tennessee facility for $2,971,000, as discussed above.
     Cash flows used in investing activities during 2005 included investments in real estate properties of $12,264,000 and in mortgage and other notes receivable of $22,079,000. The $12,264,000 investment in real estate properties includes the following: (1) the purchase for $5,000,000 of two Texas facilities as a part of our plan to expand our core business, (2) $4,400,000 related to a Pennsylvania assisted living facility; and (3) $2,864,000 related to improvements of current operating facilities. The $22,079,000 investment in mortgage notes receivable includes the following: (1) an $18,931,000 purchase of seven first mortgages on seven skilled nursing facilities (Heritage Hall) in Virginia, (2) a $2,500,000 first mortgage loan on two skilled nursing facilities (Legend HealthCare) in Texas, and (3) $648,000 applicable to various working capital loans to skilled nursing facilities. Cash flows used in investing activities in 2004 included investments in real estate properties of $1,678,000, in mortgage notes receivable of $2,419,000, and in marketable securities of $1,024,000.
     Financing Activities — Net cash used in financing activities during 2005 totaled $88,089,000 compared to $55,306,000 in 2004. Cash flows used in financing activities for 2005 included principal payments on debt of $37,180,000 and dividends paid to stockholders of $53,259,000. The $37,180,000 principal payments on debt includes the following: (1) $25,637,000 applicable to the early payoff of 6% non-recourse debt due in 2007 to SouthTrust Bank as discussed in Note 7 of Notes to Consolidated Financial Statements, (2) $8,224,000 applicable to the early payoff of 5% first mortgage notes due in 2006 through 2021, and (3) $3,319,000 of routine principal payments. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result was immediately accretive to earnings. This compares to the corresponding prior year activity of principal payments on debt of $7,670,000, and dividends paid to stockholders of $48,650,000.
Preferred Stock Conversion
     On April 30, 2004, 100% of NHI’s 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000 was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Consequently, preferred dividends for the first four months of 2004 totaling $514,000 was replaced with increased common dividends on the new common shares.
Liquidity
     At December 31, 2005, our liquidity is strong, with cash and marketable securities of $152,022,000 exceeding $117,453,000 of total debt outstanding. Further, our debt to book capitalization ratio declined to 21.7%, the lowest level in our 14 year history.
     In the first quarter of 2003, we redeemed ahead of schedule $39.9 million of convertible subordinated debentures that were due in February 2004.
     Our next significant debt maturity of our $100 million 7.3% unsecured public notes is on July 16, 2007.
     We declared and paid total annual dividends of $1.70 to shareholders of record in 2003, $1.85 to shareholders of record in 2004 and $1.80 to shareholders of record in 2005. The 2003 fourth quarter dividend of $.50 per share was paid on January 30, 2004 and included a $.10 per share special dividend. The 2004 fourth quarter dividend of $.5750 per share was paid on January 10, 2005 and included a $.15 per share special dividend. The 2005 fourth quarter dividend of $.45 per share was paid on January 10, 2006. We did not declare a special dividend for the fourth quarter of 2005 because our 2005 annual dividends to holders of our Common Stock exceeded our REIT taxable income.
Contractual Obligations and Contingent Liabilities
     As of December 31, 2005, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt principal	$117,252	$3,706	$108,376	$4,190	$980
Debt interest	15,073	8,556	5,653	578	286
Convertible debentures	201	201	—	—	—
Loan commitments	2,770	2,770	—	—	—
Management fees to NHC	7,355	7,355	—	—	—
Advisory fees	1,799	1,799	—	—	—

	$144,450	$24,387	$114,029	$4,768	$1,266

     First mortgage notes totaling $8,224,000 at December 31, 2004, with a weighted average interest rate of 5.0% and maturing in 2006 and 2021 were paid off in January 2005. A non-recourse mortgage bank note of $25,637,000 at December 31, 2004, with a weighted average interest rate of 6.0%, and maturing in 2007 was paid off in January 2005. (See Note 9 of Notes to Consolidated Financial Statements).
Off Balance Sheet Arrangements
     We currently have no outstanding guarantees or letters of credit. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. At December 31, 2005, we did not participate in any such financial instruments.
Commitments
     At December 31, 2005, we were committed, subject to due diligence and financial performance goals, to fund approximately $2,770,000 in health care real estate projects, all of which is expected to be funded within the next 12 months. The commitments include additional mortgage investments for five long-term health care centers, and one assisted living facility, at interest rates ranging from 6.0% to prime plus 2.0%. We currently have sufficient liquidity to finance current investments for which we are committed to repay or refinance borrowings at or prior to their maturity, and to pay dividends required to maintain our REIT status.
     A contingency related to damaged property is more fully described in Note 11 of notes to Consolidated Financial Statements.
Real Estate and Mortgage Writedowns (Recoveries)
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

     The following table summarizes our writedowns and recoveries for the last three years, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Writedowns (Recoveries)
(in thousands)	2005	2004	2003
Real estate	$2,550	$—	$5,400
Mortgages (net)	5,435	(3,302)	3,734

	$7,985	$(3,302)	$9,134

     Further deferred maintenance analysis resulted in the recording of an additional $2,852,000 of deferred maintenance expense in the third quarter of 2005 on two Florida assisted living facilities, discussed in Note 3.
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

Writedowns (Recoveries)
(in thousands)	2005	2004	2003
Securities	$(5,022)	$(687)	$—
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
REMIC Writedowns
     We have no REMIC investments at December 31, 2005. During 2005, interest income of $997,000 was recognized on a REMIC purchased in 1995 and written down to no balance outstanding at December 31, 2004.
     The following table summarizes our REMIC writedowns for the last three years:

Writedowns
(in thousands)	2005	2004	2003
REMICs	$—	$1,093	$—
     See Note 8 to the financial statements for details of the investments in real estate mortgage investment conduits.

Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Certain 2004 financial information has been restated for the presentation of operations discontinued during 2005. Such changes had no impact on the Company’s reported earnings.
     Net income for the year ended December 31, 2005 is $54,408,000 versus net income of $56,379,000 for the same period in 2004, a decrease of 3.5%. Diluted earnings per common share decreased $.07 or 3.4% to $1.96 in 2005 from $2.03 in 2004.
     Total revenues for the year ended December 31, 2005 increased $1,823,000 or 1.2% to $157,382,000 from $155,559,000 for the year ended December 31, 2004. Revenues from mortgage interest income increased $110,000, or 0.6%, when compared to the same period in 2004. Revenues from rental income decreased $2,213,000, or 4.6% in 2005 as compared to 2004. Facility operating revenue increased $3,926,000 or 4.4% in 2005 compared to 2004.
     Of the $110,000 net increase in mortgage interest income, increases totaling $5,862,000 are related to the following: (1) $1,856,000 increased income from new loans, (2) $1,855,000 income from legal and bankruptcy settlements attributable to interest income unrecorded in earlier years, and (3) $2,151,000 increase in income from other mortgage loans due to improved performance of the operations of our mortgagors. Decreases in mortgage interest income totaling $5,752,000 relate primarily to prior period payoffs of mortgage and REMIC investments.
     The $2,213,000 decrease in rental income in 2005 resulted primarily from decreases of $840,000 because of terminated leases and $2,962,000 because of delinquent leases, offset in part by increases of $788,000 from new leases, and $801,000 from improved paying leases and increased percentage rent from fully paying leases.
     The $3,926,000 increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the year ended December 31, 2005. The increase in facility operating revenues is attributable to a $1,514,000 increase in our Massachusetts and New Hampshire operating facilities and a $2,412,000 increase in our Kansas and Missouri operating facilities. The New Hampshire facilities experienced a one-time $4,228,000 state Medicaid retroactive rate adjustment in 2004 applicable to 2004 and 2003, which increased 2004 revenue as compared to 2005.
     Total expenses for the year ended December 31, 2005 increased $9,156,000 or 8.2% to $120,983,000 from $111,827,000 for 2004. Interest expense decreased $3,883,000 or 31.2% in 2005 as compared to 2004. Loan, REMIC, realty and security losses increased $8,711,000. Facility operating expense increased by $5,117,000 or 6.2% in 2005 compared to 2004.
     Interest expense for the year ended December 31, 2005 decreased primarily due to the payment of debt of $37,180,000 since December 2004. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result, was immediately accretive to earnings.
     Loan, REMIC, realty and security losses netted $5,815,000 in 2005. Security recoveries of $5,022,000 were recorded in 2005 related to the sale of Assisted Living Concepts, Inc. common stock as a result of the acquisition of all the outstanding shares of ALC by Extendicare, Inc. by merger, discussed in Note 6. Realty impairments of $2,550,000 were recorded during the first quarter of 2005 on two Florida assisted living facilities previously leased to Marriott Senior Living Services, as a result of further defaults of covenants in the facility leases and continued maintenance of the facilities, discussed in Note 3. Further maintenance analysis resulted in the recording of an additional $2,852,000 of accrued maintenance expense in the third quarter of 2005 on these two Florida assisted living facilities attributable to mold remediation.
     Loan writedowns of $6,000,000 were recorded during 2005 as follows: (1) $2,000,000 on two loans held by Algood HealthCare, Inc., (2) $2,000,000 on mortgage loans with purchasers of three Florida-based nursing homes

\

formerly owned by American Medical Associates, Inc., and (3) $2,000,000 on a Miracle Hill nursing home loan. All these impairments are as a result of declines in past, current and anticipated cash flow from the facilities collateralizing the loans, discussed in Note 5. Loan recoveries of $565,000 were recorded in 2005.
     The $5,120,000 increase in facility operating expense relates primarily to the improved facility census in Massachusetts, New Hampshire, Kansas and Missouri facilities. The increase in facility operating expense is attributable to an increase of $2,846,000 in our Massachusetts and New Hampshire operating facilities and in increase of $2,274,000 in our Kansas and Missouri operating facilities. The New Hampshire facilities experienced a one-time $1,811,000 state Medicaid retroactive bed tax fee in 2004 applicable to 2004 and 2003 which increased 2004 expenses as compared to 2005. Expenses at these facilities increased also because of inflation and service improvements to enhance census.
Non-Operating Income —
     Non-operating income in 2005 and 2004 includes dividends, interest income, and gains and losses on the sale of marketable securities. In 2005, $4,525,000 of fire insurance proceeds and gains from the sale of real estate damaged in a fire is also included in non-operating income. Furthermore, a gain of $4,050,000 on the sale, as a result of merger, of ALC common stock for cash (after $5,022,000 of the ALC common sale proceeds is treated as a recovery) is included in non-operating income in 2005.
Discontinued Operations —
     During the year ended December 31, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,482,000. We recognized a $773,000 gain on the sale of these facilities. The net gain on the sale of real estate of $773,000 is composed of a $1,624,000 gain from a Charlotte, North Carolina assisted living facility sale and an $851,000 loss from a Dallas, Texas assisted living facility sale. Both of these assisted living facilities were sold as a result of never achieving their expected profitability, discussed in Note 4.
     During the prior year ended December 31, 2004, we sold three nursing facilities (one previously designated as “held for sale”) with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities.
     For 2005 and 2004, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Certain 2004 and 2003 financial information has been restated for the presentation of operations discontinued during 2005.
     Net income for the year ended December 31, 2004 is $56,379,000 versus net income of $43,808,000 for the same period in 2003, an increase of 28.7%. Diluted earnings per common share increased 46 cents or 29.3% to $2.03 in 2004 from $1.57 in 2003.
     Total revenues for the year ended December 31, 2004 increased $1,325,000 or .1% to $155,559,000 from $154,234,000 for the year ended December 31, 2003. Revenues from mortgage interest income decreased $2,930,000, or 13.9%, when compared to the same period in 2003. Revenues from rental income decreased $5,912,000, or 11.0% in 2004 as compared to 2003. Facility operating revenue increased $10,167,000 or 12.8% in 2004 compared to 2003.
     Of the $2,930,000 decrease in mortgage interest income, $1,627,000 is related to previous REMIC payoffs, $488,000 is related to previous mortgage payoffs and $1,344,000 is related to the repurchase of the National Health Realty, Inc. note by NHR in December 2003. This is partially offset by a $465,000 increase in income from other mortgage loans due to improved performance.

     The $5,912,000 decrease in rental income in 2004 (after restatement of discontinued operations for a Brighton Gardens facility sold in 2005) resulted primarily from termination of leases in July 2003 with Marriott International on three Brighton Gardens assisted living facilities and a related settlement resulting in $2,976,000 recognized as rental income in 2003. Furthermore, rental income from the three remaining Marriott properties declined $2,077,000 in 2004 compared to the prior year. Furthermore, $859,000 of additional rental income was recognized in 2003 from other leases.
     The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the year ended December 31, 2004. The improved government payment rates exceed any related increase in facility operating expenses, resulting in more profitable operations.
     Total expenses for the year ended December 31, 2004 decreased $6,645,000 or 5.6% to $111,827,000 from $118,472,000 for 2003. Interest expense decreased $1,401,000 or 10.1% in 2004 as compared to 2003. Facility operating expense increased by $6,895,000 or 9.1% in 2004 compared to 2003. Loan recoveries were $3,302,000, REMIC recoveries were $2,246,000, security recoveries were $687,000, and REMIC writeoffs were $3,339,000 in 2004. There was $3,734,000 of loan losses in 2003, attributable to non-performing loans, and a realty impairment loss of $5,400,000 to reflect the lower rent expected on one of the Brighton Gardens assisted living facilities.
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
Non-Operating Income —
     Non-operating income for the year ended December 31, 2004 increased $5,763,000 or 97.2% compared to the same period in 2003. Non-operating income for the year ended December 31, 2004 includes (1) $4,408,000 of dividend and interest income from marketable securities, (2) a gain of $668,000 on the call of ElderTrust common stock for cash, (3) a gain of $1,326,000 on the sale of American Retirement common stock, and (4) a gain of $3,308,000 from the sale of a mortgage notes receivable with Colonial Care (after $2,000,000 of the Colonial Care sale proceeds is treated as a recovery). Non-operating income for the year ended December 31, 2003 included $4,701,000 of dividend and interest income from marketable securities.
Discontinued Operations —
     During the year ended December 31, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,482,000. We recognized a $773,000 gain on the sale of these facilities.
     During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as “held for sale”) with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities.
     During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility and sold two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as “held for sale”, consistent with the provisions of SFAS 144.

     For 2004 and 2003, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.
Funds From Operations
     Our funds from operations (“FFO”) for the year ended December 31, 2005, on a diluted basis was $63,453,000, a decrease of $3,282,000 as compared to $66,735,000 for the same period in 2004. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.
     We believe that funds from operations is an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO. The term FFO was designed by the real estate investment trust industry to address this issue. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company’s FFO to that of other REITs. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.
     We have complied with the SEC’s interpretation that recurring impairments taken on real property may not be added back to net income in the calculation of FFO. The SEC’s position is that recurring impairments on real property are not an appropriate adjustment.
     The following table reconciles net income to funds from operations:

Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2005	2004	2003
Net income	$54,408	$56,379	$43,808
Dividends to preferred stockholders	—	(514)	(1,589)

Net income available to common stockholders	54,408	55,865	42,219
Elimination of non-cash items in net income:
Real estate depreciation	11,496	11,981	11,975
Real estate depreciation in discontinued operations	22	312	451
Gain on sale of real estate	(2,554)	(1,543)	(1,535)

Basic funds from operations available to common stockholders	63,372	66,615	53,110

Interest on convertible subordinated debentures	81	120	149

Diluted funds from operations available to common stockholders	$63,453	$66,735	$53,259

Basic funds from operations per share	$2.29	$2.44	$1.99
Diluted funds from operations per share	2.28	2.42	$1.97

Shares for basic funds from operations per share	27,699,887	27,257,826	26,727,814
Shares for diluted funds from operations per share	27,830,886	27,531,084	26,985,571

Impact of Inflation
     During the past three years, inflation has not significantly affected our earnings because of relatively moderate inflation rates. Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing its operations.
     Our revenues are generated primarily from long-term investments with fixed rates of return. These investments are financed through a combination of equity, long-term borrowings, and, as needed, line of credit arrangements. During periods of rising interest rates, our ability to grow may be adversely affected because yields on new investments may increase more slowly than new borrowing costs. Certain of our leases offer some degree of inflation protection by requiring increases in rental income based upon increases in the revenues of the tenants.
New Accounting Pronouncements
     In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance”. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company’s financial statements will depend on whether the Company enters into certain non-monetary transactions. The adoption of Statement 153 has not had a material effect on its financial statements.
     In December 2004, the FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“Statement 123R”). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R beginning January 1, 2006. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company does not expect the adoption of Statements 123R to have a significant impact on its financial statements other than the recording of compensation charges for option holders.
     In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company’s financial statements.

Forward Looking Statements
     References throughout this document to the Company include National Health Investors, Inc. and its wholly-owned subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its wholly-owned subsidiaries and not any other person.
     This Annual Report on Form 10-K and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitations, those containing words such as “believes”, anticipates”, “expects”, “intends”, “estimates”, “plans”, and other similar expressions are forward-looking statements.
     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:
•	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

•	the status of capital markets, including prevailing interest rates and changes in financing terms;

•	the effect of government regulations and changes in regulations governing the healthcare industry, including compliance with such regulations by us and our borrowers and/or lessees;

•	operator bankruptcies;

•	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries to our borrowers and/or lessees;

•	changes in health care operators’ difficulty in obtaining and maintaining adequate liability and other insurance and the liability and insurance claims of our operators;

•	the ability to pay when due or refinance certain debt obligations maturing within the next 12 months;

•	the Company’s ability to transition or sell facilities with a profitable result and the Company’s ability to collect receivables from such sales;

•	the availability and terms of capital to fund investments;

•	the Company’s ability to find and complete future acquisitions;

•	delays in reinvestment of sale proceeds;

•	the Company’s ability to maintain its advisory agreement and properly maintain financial reporting under government regulations;

•	the competitive environment in which we operate and competition within the health care and senior housing industries;

•	the risk factors described in Item 1A.

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
     As of December 31, 2005, $100,096,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments. The remaining $17,156,000 of our debt and $201,000 of our convertible subordinated debentures bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $82,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $82,000.
     We are subject to risks associated with debt financing, including the risk that our existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of existing indebtedness. Certain of our loan agreements require the maintenance of specified financial ratios. Accordingly, in the event that we are unable to raise additional equity or borrow money because of those limitations, our ability to make additional investments may be limited.
     We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.
Equity Price Risk
     We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $1,955,000 change in the fair value of our investments in marketable securities.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee
We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. and Subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Health Investors, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2006, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Memphis, Tennessee
February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of National Health Investors, Inc.:
We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of National Health Investors, Inc. and Subsidiaries for the year ended December 31, 2003. Our audit also included the 2003 information in the financial statement schedules listed in the Index of Exhibit 13. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of National Health Investors, Inc. and Subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2003 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
January 26, 2004

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

December 31,	2005	2004
Assets
Real estate properties:
Land	$31,647	$33,505
Buildings and improvements	362,907	368,366
Construction in progress	359	196

	394,913	402,067
Less accumulated depreciation	(131,784)	(123,897)

Real estate properties, net	263,129	278,170
Mortgage and other notes receivable, net	118,800	112,072
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	132,469	161,215
Marketable securities	19,553	29,098
Accounts receivable	5,581	6,384
Deferred costs and other assets	10,268	6,300

Total Assets	$587,932	$631,371

Liabilities
Unsecured public notes	$100,000	$100,000
Debt	17,252	54,432
Convertible subordinated debentures	201	1,116
Accounts payable and other accrued expenses	26,471	27,769
Accrued interest	3,374	3,392
Dividends payable	12,524	15,838
Deferred income	3,142	3,285

Total Liabilities	162,964	205,832

Commitments

Stockholders’ Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,830,439 and 27,545,018 shares, respectively, issued and outstanding	278	275
Capital in excess of par value	464,389	461,119
Cumulative net income	613,208	558,800
Cumulative dividends	(664,729)	(614,785)
Unrealized gains on marketable securities, net	11,822	20,130

Total Stockholders’ Equity	424,968	425,539

Total Liabilities and Stockholders’ Equity	$587,932	$631,371

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

Year Ended December 31	2005	2004	2003
Revenues:
Mortgage interest income	$18,226	$18,116	$21,046
Rental income	45,791	48,004	53,916
Facility operating revenue	93,365	89,439	79,272

	157,382	155,559	154,234

Expenses:
Interest expense	8,556	12,439	13,840
Depreciation	12,792	14,041	14,657
Amortization of loan costs	174	148	297
Legal expense	570	1,292	729
Franchise, excise, and other taxes	622	284	548
General and administrative	4,310	3,492	3,135
Loan, remic, realty and security losses (recoveries)	5,815	(2,896)	9,134
Facility operating expenses	88,144	83,027	76,132

	120,983	111,827	118,472

Income Before Non-Operating Income	36,399	43,732	35,762
Non-operating income (investment interest and other)	17,309	11,694	5,931

Income From Continuing Operations	53,708	55,426	41,693

Discontinued operations
Operating (loss) income — discontinued	(73)	(590)	580
Net gain on sales of real estate	773	1,543	1,535

	700	953	2,115

Net income	54,408	56,379	43,808

Dividends to preferred stockholders	—	(514)	(1,589)

Net income available to common stockholders	$54,408	$55,865	$42,219

Weighted average common shares outstanding:
Basic	27,699,887	27,257,826	26,727,814
Diluted	27,830,886	27,531,084	26,985,571

Earnings per share:
Basic:
Income from continuing operations	$1.94	$2.02	$1.50
Discontinued operations	.02	.03	.08

Net income available to common stockholders	$1.96	$2.05	$1.58

Diluted:
Income from continuing operations	$1.93	$2.00	$1.49
Discontinued operations	.03	.03	.08

Net income available to common stockholders	$1.96	$2.03	$1.57
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)

Year Ended December 31	2005	2004	2003
Cash flows from operating activities:
Net income	$54,408	$56,379	$43,808
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	12,855	14,453	15,380
Provision for loan, remic, realty, and security losses (recoveries)	2,963	(2,896)	9,134
Net gain on sales of real estate	(2,552)	(1,543)	(1,535)
Gain on sale of notes receivable	—	(3,308)	—
Realized (gain) loss on sales of marketable securities	(4,050)	(1,995)	191
Amortization of loan costs	174	148	297
Interest on debenture conversions	10	—	3
Amortization of discount on held-to-maturity securities and real estate mortgage investment conduit	—	(1,191)	(740)
Deferred income	109	10	—
Amortization of deferred income	(252)	(320)	(957)
(Increase) decrease in accounts receivable	803	(2,075)	2,314
Increase in deferred costs and other assets	(4,142)	(446)	(1,050)
(Decrease) increase in accounts payable and other accrued expenses	(1,298)	(107)	2,371
Decrease in accrued interest	(18)	(17)	(1,183)

Net cash provided by operating activities	59,010	57,092	68,033

Cash flows from investing activities:
Adjustments to reconcile net income to net cash provided from investing activities:
Investment in mortgage and other notes receivable	(22,079)	(2,419)	(1,730)
Collection of mortgage and other notes receivable	4,492	13,944	12,188
Prepayment of mortgage notes receivable	5,424	4,461	24,072
Sale of mortgage notes receivable	—	24,120	—
Collection of real estate mortgage investment conduits	—	13,126	21,032
Acquisition of and construction of real estate properties	(12,264)	(1,678)	(627)
Disposition of property and equipment	14,452	4,389	9,382
Acquisition of marketable securities	—	(1,024)	—
Sales of marketable securities	10,308	10,823	405

Net cash provided by investing activities:	333	65,742	64,722

Cash flows from financing activities:
Adjustments to reconcile net income to net cash provided from financing activities:
Proceeds from debt	—	—	9,110
Payments on debt	(37,180)	(7,670)	(8,773)
Payments of convertible subordinated debentures	—	—	(39,917)
Dividends paid to stockholders	(53,259)	(48,650)	(43,002)
Repurchase of common stock	—	(578)	—
Sale of common stock	2,350	1,592	452

Net cash used in financing activities	(88,089)	(55,306)	(82,130)

(Decrease) increase in cash and cash equivalents	(28,746)	67,528	50,625
Cash and cash equivalents, beginning of period	161,215	93,687	43,062

Cash and cash equivalents, end of period	$132,469	$161,215	$93,687

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

								Unrealized
	Cumulative Convertible				Capital in			(Losses) Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
	At $25 per share
Balance at 12/31/02	747,994	18,700	26,682,994	266	440,360	458,613	(516,632)	(878)	400,429

Comprehensive income:
Net income	—	—	—	—	—	43,808	—	—	43,808
Unrealized gains on marketable securities, net	—	—	—	—	—	—	—	11,637	11,637
Total comprehensive income									55,445
Shares issued:
Stock options exercised	—	—	35,000	—	452	—	—	—	452
Shares issued in conversion of convertible debentures to common stock	—	—	52,129	1	366	—	—	—	367
Cash dividends:
Dividends to common stockholders, $1.70 per share	—	—	—	—	—	—	(45,460)	—	(45,460)
Dividends to preferred stockholders, $2.125 per share	—	—	—	—	—	—	(1,589)	—	(1,589)

Balances at 12/31/03	747,994	18,700	26,770,123	267	441,178	502,421	(563,681)	10,759	409,644

Comprehensive income:
Net income	—	—	—	—	—	56,379	—	—	56,379
Unrealized gains on marketable securities, net	—	—	—	—	—	—	—	9,371	9,371
Total comprehensive income									65,750
Shares repurchased	—	—	(23,860)	—	(578)	—	—	—	(578)
Shares issued:
Stock options exercised	—	—	88,271	1	1,591	—	—	—	1,592
Shares issued in conversion of convertible debentures to common stock	—	—	33,562	—	235	—	—	—	235
Shares issued in conversion of preferred stock to common stock	(747,994)	(18,700)	676,922	7	18,693	—	—	—	—
Cash Dividends:
Dividends to common stockholders, $1.85 per share	—	—	—	—	—	—	(50,590)	—	(50,590)
Dividends to preferred stockholders, $.6876 per share	—	—	—	—	—	—	(514)	—	(514)

Balances at 12/31/04	—	—	27,545,018	275	461,119	558,800	(614,785)	20,130	425,539

Comprehensive income:
Net income	—	—	—	—	—	54,408	—	—	54,408
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(8,308)	(8,308)
Total comprehensive income									46,100
Shares issued:
Stock options exercised	—	—	154,729	2	2,348	—	—	—	2,350
Shares issued in conversion of convertible debentures to common stock	—	—	130,692	1	922	—	—	—	923
Cash dividends:
Dividends to common stockholders ($1.80 per share)	—	—	—	—	—	—	(49,944)	—	(49,944)

Balances at 12/31/05	—	$—	27,830,439	$278	$464,389	$613,208	$(664,729)	$11,822	$424,968

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, and 2003
Note 1. Organization
     National Health Investors, Inc. (“NHI” or the “Company”) is a Maryland real estate investment trust (“REIT”) that was incorporated on July 24, 1991. NHI’s revenue is derived from interest income on mortgage loans, from rent generated on leased properties, from income on other investments and from the operations of long-term health care facilities on which NHI has foreclosed or has accepted deeds in lieu of foreclosure. NHI invests in health care properties including long-term care centers, acute care hospitals, medical office buildings, assisted living facilities and retirement centers. These properties are located throughout the United States and are operated by qualified health care providers.
Note 2. Summary of Significant Accounting Policies
     Basis of Presentation — The consolidated financial statements include the accounts of NHI and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Real Estate Properties — NHI records properties at cost, including capitalized interest during construction periods. NHI uses the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives as follows:

Buildings	40 years
Improvements	5 to 25 years
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), NHI evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, NHI reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.
     Mortgage and Other Notes Receivable — In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan — An Amendment of FASB Statements No. 5 and 15” (“SFAS 114”), NHI evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis. On a quarterly basis, NHI reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

     Cash Equivalents — Cash equivalents consist of all highly liquid investments with an original maturity of three months or less.
     Federal Income Taxes — NHI intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHI will not be subject to federal income tax provided it distributes at least 90% of its REIT taxable income to its stockholders and meets other requirements to continue to qualify as a REIT. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. NHI’s failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHI.
     At December 31, 2005, the primary difference between NHI’s tax basis and the reported amounts of NHI’s assets and liabilities is a higher book basis than tax basis in its real estate properties by approximately $27,073,000. $46,513,000 is attributable to operating facilities sold in Massachusetts, New Hampshire, Kansas and Missouri not recorded (and accounted for under the deposit method under “SFAS 66”) (See Note 3), while accounted for under the installment sale method for tax purposes. This is offset by a $19,440,000 higher tax basis than book basis on other real estate properties.
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
     Concentration of Credit Risks — NHI’s credit risks primarily relate to cash and cash equivalents, investments in preferred stock, real estate mortgage investment conduits and mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The investments in real estate mortgage investment conduits relate to a participating interest in two real estate mortgage investment conduits as discussed in Note 8. Mortgage and other notes receivable relate primarily to secured loans with health care facilities as discussed in Note 4. The investment in preferred stock is in one entity as discussed in Note 6.
     NHI’s financial instruments, principally its investments in preferred stock and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHI obtains various collateral and other protective rights, and continually monitors these rights in order to reduce such possibilities of loss. NHI evaluates the need to provide for reserves for potential losses on its financial instruments based on management’s periodic review of its portfolio on an instrument by instrument basis. See Notes 4 and 6 for additional information on the notes receivable and investments in preferred stock.
     Marketable Securities — NHI’s investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders’ equity in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).
     NHI evaluates its marketable securities for other-than-temporary impairments consistent with the provisions of SFAS 115.
     Deferred Costs — Costs incurred to acquire financings are amortized by the interest method over the term of the related debt.
     Deferred Income — Deferred income primarily includes non-refundable loan commitment fees received by NHI, which are amortized into income by the interest method over the expected period of the related loans. In the event that a potential borrower chooses not to borrow funds from NHI, the related commitment fees are recognized into income when the commitment expires.

     In management’s opinion, these loan commitment fees approximate the loan commitment fees that NHI would currently charge to enter into similar agreements based on the terms of the agreements and the creditworthiness of the parties, and the committed interest rates are approximately the same as current levels of interest rates.
     Rental Income — Rental income is recognized by NHI based on the terms of NHI’s leases. Under certain of its leases, NHI receives additional contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter. NHI recognizes contingent rent annually or quarterly, as applicable, when, based on the actual revenues of the lessee, receipt of such income is assured. Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under SFAS 13 to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.
     NHI identifies leases as non-performing if a required payment is not received within 30 days of the date it is due. The Company’s policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the income is received.
     Mortgage Interest Income — Mortgage interest income is recognized by NHI based on the interest rates and principal amounts outstanding of the mortgage notes receivable. Under certain of its mortgages, NHI receives additional contingent interest, which is based on the increase in the current year revenues of a borrower over a base year. NHI recognizes contingent interest income annually when, based on the actual revenues of the borrower, receipt of such income is assured. Mortgage interest income includes prepayment penalties, which are recognized into income upon prepayment of notes receivable. NHI identifies loans as non-performing if a required payment is not received within 30 days of the date it is due. The Company’s policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the income is received.
     Investment Interest and Other Income — Investment interest and other income includes dividends and interest received from investments in preferred stock and marketable securities, realized gains and losses on sales of marketable securities, interest on cash and cash equivalents and amortization of deferred income.
     Facility Operating Revenue — Facility operating revenue is generated from the long-term health care facilities on which NHI became the licensed operator. With certain elections, unqualified income generated by these properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status. NHI has engaged subsidiaries of National HealthCare Corporation (“NHC”) to manage these properties. Approximately 75% of NHI’s facility operating revenue in 2005, 2004 and 2003 is derived from participation in Medicare and Medicaid programs. Amounts earned under Medicare, Medicaid and other governmental programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in facility operating revenue in the year finalized.
     Foreclosures — NHI records the assets received and liabilities assumed during foreclosures at their estimated fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”
     Stock-Based Compensation — NHI accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. NHI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”). As a result, no compensation cost has been recognized in the consolidated statements of income for NHI’s stock option plan. See Note 14 for additional disclosures about NHI’s stock option plan.
     Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with

SFAS 123, has no material effect on the Company’s net income or earnings per share in 2005, 2004 and 2003. Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards in 2005, 2004 and 2003, consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

	2005	2004	2003
	(dollars in thousands, except per
	share amounts)
Net income — as reported	$54,408	$55,865	$42,219
Less compensation cost that would be recognized under fair value method	112	136	117

Net income — pro forma	$54,296	$55,729	$42,102

Net earnings per share — as reported
Basic	$1.96	$2.05	$1.58
Diluted	$1.96	$2.03	$1.57

Net earnings per share — pro forma
Basic	$1.96	$2.04	$1.58
Diluted	$1.95	$2.03	$1.57
     Comprehensive Income — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the consolidated financial statements. NHI reports its comprehensive income in the consolidated statements of stockholders’ equity.
     Segment Disclosures — Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the manner in which public business enterprises report information about operating segments. Management believes that substantially all of NHI’s operations comprise one operating segment.
     New Accounting Pronouncements — In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance”. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company’s financial statements will depend on whether the Company enters into certain non-monetary transactions. The adoption of Statement 153 has not had a material effect on its financial statements.
     In December 2004, the FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“Statement 123R”). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R beginning January 1, 2006. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The

Company does not expect the adoption of Statements 123R to have a significant impact on its financial statements, due to the limited number of stock options currently outstanding.
     In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company’s financial statements.
Note 3. Real Estate Properties
     The following table summarizes NHI’s real estate properties by type of facility and by state as of December 31, 2005 and 2004:
(Dollar amounts in thousands)
2005

			Buildings,
	Number		Improvements &		Mortgage
	of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable

Long-Term Care:
Alabama	2	$95	$5,165	$3,086	$1
Arizona	1	453	6,678	1,668	1,950
Florida	4	2,306	37,511	17,929	1,097
Georgia	1	52	865	721	—
Idaho	1	122	2,491	637	—
Kansas	7	658	12,512	1,980	—
Kentucky	2	231	2,182	1,301	—
Massachusetts	4	1,189	18,665	8,832	—
Missouri	9	1,988	36,203	13,984	2,725
New Hampshire	3	1,473	22,870	10,997	—
New Jersey	2	1,096	11,973	1,070	—
South Carolina	3	572	11,544	7,092	—
Tennessee	20	1,835	41,312	23,199	13
Texas	8	2,280	47,409	6,741	—
Virginia	1	176	2,510	1,333	2,400
Wisconsin	1	170	1,604	83	—

Total Long-Term Care	69	14,696	261,494	100,653	8,186

Acute Care:
Kentucky	1	540	10,163	3,455	—

Total Acute Care	1	540	10,163	3,455	—

			Buildings,
	Number		Improvements &		Mortgage
	of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable

Medical Office Buildings:
Florida	1	165	3,349	1,483	—
Illinois	1	—	1,925	397	—
Texas	2	631	9,677	3,450	—

Total Medical Office Buildings	4	796	14,951	5,330	—

Assisted Living:
Arizona	4	1,757	13,622	2,354	—
Florida	5	7,096	20,194	7,724	—
New Jersey	1	4,229	13,030	3,970	—
Pennsylvania	1	440	3,960	33
South Carolina	1	344	2,877	500	—
Tennessee	3	871	7,061	1,210	—

Total Assisted Living	15	14,737	60,744	15,791	—

Retirement Centers:
Idaho	1	243	4,182	1,043	—
Missouri	1	353	3,171	1,590	—
New Hampshire	1	218	2,917	1,533
Tennessee	2	64	5,644	2,389	—

Total Retirement Centers	5	878	15,914	6,555	—

Total	94	$31,647	$363,266	$131,784	$8,186

2004

			Buildings,
	Number		Improvements &		Mortgage
	of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$95	$5,165	$2,938	$1
Arizona	1	453	6,678	1,474	2,100
Florida	4	2,306	37,510	16,626	1,291
Georgia	1	52	865	687	—
Idaho	1	122	2,491	571	—
Kansas	7	658	12,060	1,520	—
Kentucky	2	231	2,182	1,211	—
Massachusetts	4	1,189	18,187	7,956	—
Missouri	9	1,988	35,417	12,794	3,125
New Hampshire	3	1,483	22,037	9,756	—
New Jersey	2	1,096	11,973	714	—
South Carolina	3	572	11,544	6,718	—
Tennessee	21	2,111	44,254	23,823	8,237
Texas	6	1,980	42,709	5,360	25,637
Virginia	1	176	2,510	1,260	2,665
Wisconsin	1	170	1,604	22	—

Total Long-Term Care	68	14,682	257,186	93,430	43,056

Acute Care:
Kentucky	1	540	10,163	3,087	—

Total Acute Care	1	540	10,163	3,087	—

			Buildings,
	Number		Improvements &		Mortgage
	of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Medical Office Buildings:
Florida	1	165	3,349	1,388	—
Illinois	1	—	1,925	343	—
Texas	2	631	9,677	3,155	—

Total Medical Office Buildings	4	796	14,951	4,886	—

Assisted Living:
Arizona	4	1,757	13,622	2,013	—
Florida	5	7,096	22,745	6,880	—
New Jersey	1	4,229	13,030	3,549	—
North Carolina	1	216	1,957	226	—
South Carolina	1	344	2,877	429	—
Tennessee	3	873	7,062	1,033	—
Texas	1	2,094	9,091	2,360	—

Total Assisted Living	16	16,609	70,384	16,490	—

Retirement Centers:
Idaho	1	243	4,182	931	—
Missouri	1	353	3,171	1,491	—
New Hampshire	1	218	2,881	1,375	—
Tennessee	2	64	5,644	2,207	—

Total Retirement Centers	5	878	15,878	6,004	—

Total	94	$33,505	$368,562	$123,897	$43,056

     Due to a legal right of offset, first mortgage bonds having a balance of $175,000 at December 31, 2004, and first mortgage notes having a balance of $19,052,000 at December 31, 2004, (See Note 9) offset NHI’s debt obligations in the consolidated balance sheets and are not included in the table above.
     Certain of NHI’s real estate properties are pledged as collateral on individual mortgage notes payable, as noted in the table above.
     The following table summarizes NHI’s real estate properties by leased facilities and operating facilities:
(in thousands)

	2005			2004
	Leased	Operating	Total	Leased	Operating	Total
Land	$27,598	$4,049	$31,647	$29,446	$4,059	$33,505

Buildings and improvements	295,416	67,491	362,907	303,263	65,103	368,366

Construction in progress	—	359	359	33	163	196

	323,014	71,899	394,913	332,742	69,325	402,067

Less accumulated depreciation	(106,398)	(25,386)	(131,784)	(101,628)	(22,269)	(123,897)

Real estate properties, net	$216,616	$46,513	$263,129	$231,114	$47,056	$278,170

Foreclosure Properties
     We have previously treated the Washington State, New England, Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes. With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status. All of the properties have been recognized as sold or disposed of for tax purposes. However, as described below, the operations of the New England, Kansas and Missouri properties continue to be included in our financial statements for financial reporting purposes.

     Washington State Properties — During 1998, we took over the operations of four long-term care properties in Washington State. The operating results of these facilities were included in our financial statements from 1998 until the operations were disposed of during 2003 and 2004. Note 19 includes the results of disposal and discontinued operations of these properties.
     New England Properties — During 1999, we took over the operations of seven New England facilities. During 2001, we sold the properties to a not-for-profit entity and provided 100% financing. For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. For tax reporting purposes, the sale has been recorded. Any sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at December 31, 2005 of $25,969,000 is realizable.
     Kansas and Missouri Properties — In July 2001 we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our consolidated financial statements since that date. During 2004, we sold the properties to a not-for-profit entity and provided 100% financing. For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. For tax purposes, the sale has been recorded. Any sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sale of Real Estate” (“SFAS 66”) are met, at which time we will account for the sale under the full accrual method. Management believes that the carrying amount of these properties at December 31, 2005 of $20,613,000 is realizable.
     Midwest Nursing Home Investors, Inc. (“Midwest”) — An approximate $8,735,000 first mortgage loan was secured by two nursing homes in Kansas and one in Wisconsin. Management’s analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002 and an additional writedown of $2,000,000 during 2003. Payments to NHI were past due and the properties were foreclosed on in October 2004, resulting in real estate with a carrying value of $4,324,000. The remaining carrying value of $4,125,000 at December 31, 2005, is believed by management to be realizable. The average recorded investment in the Midwest loan, before foreclosure in October 2004, was $4,324,000 and $5,465,000 for the years ended December 31, 2004 and 2003, respectively. The related amount of interest income recognized on the loan was $304,000 and $656,000 for the years ended December 31, 2004 and 2003, respectively. Rental income of $452,000 and $136,000 was recognized on the Kansas properties for the years ended December 31, 2005 and 2004, respectively.
Lease Terminations and Sales of Property
     Manor House of Charlotte — In January 2005, this facility was sold generating net proceeds of $3,571,000, and a gain of $1,624,000, which is included in discontinued operations.
     Marriott Senior Living Services — In July 2003, we reached an agreement with Marriott Senior Living Services (“Marriott”) to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey. Under the terms of the settlement with Marriott, we were paid $6,211,000 to settle our claims for certain deferred maintenance and repairs, for accrued real estate taxes, and to compensate us for future rental periods. $1,580,000 of the $6,211,000 received was reserved for maintenance and repairs, $223,000 was allocated to property taxes and $4,408,000 was recognized as rental income in the third quarter of 2003. The four facilities were leased to new operators.
     Based on our impairment analysis, as a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, we recorded an impairment of $2,550,000 during the first quarter of 2005 on the two Florida facilities. We had previously recorded an impairment of $5,400,000 during the third quarter of 2003 on one of the Florida facilities. Further maintenance analysis resulted in the recording of an additional $2,852,000 of accrued maintenance expense in the third quarter of 2005 on the two Florida facilities attributable to mold remediation.
     Lease income of $1,582,000, $2,236,000 and $7,693,000 (including the $4,408,000 discussed above), was recognized on these four facilities for the years ended December 31, 2005, 2004 and 2003, respectively. In February 2005, the facility in Dallas, Texas was sold for proceeds of $7,911,000 and a loss of $851,000, which is included in discontinued operations. We believe that the carrying amount of these remaining three properties at December 31, 2005 of $25,016,000 is realizable.
     Nashville Facility — During October 2004, a subsidiary of NHC exercised its right to terminate the lease on one of our owned nursing home properties located in Nashville, Tennessee that was damaged by a fire on September 25, 2003. The lease termination entitled NHI to receive all property insurance proceeds paid as a result of the fire. NHI retains the right to the bed license following lease termination. Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility. NHI has received $2,654,000 in insurance proceeds which amount is included in non-operating income for the year ended December 31, 2005. NHI sold the Nashville facility in May 2005 for net proceeds of $2,971,000, resulting in a gain of $1,871,000, which amount is included in non-operating income for the year ended December 31, 2005.
Note 4. Mortgage and Other Notes Receivable
     The following is a summary of mortgage and other notes receivable by type:

	December 31
	2005	2004
Mortgage loans	$115,901,000	$109,046,000
Term loans	2,899,000	3,026,000

	$118,800,000	$112,072,000

     The following is a summary of the terms and amounts of mortgage and other notes receivable:
(Dollar amounts in thousands)

Final	Number		Original Face
Payment	of		Amount of	Carrying Amount
Date	Loans	Payment Terms in 2005	Mortgage	2005	2004
Mortgage Loans:
2006	1	Monthly payments of $252, which include interest at 10.00%. Balloon payment due at maturity.	$25,900	$22,673	$23,365

2006	1	Monthly payments of interest only at 11%	4,000	2,897	—

2006	1	Monthly payments of interest only at 9.25%	800	135	—

2009	3	Monthly payments from $19 to $47, which include interest at 6% to 8%.	14,500	5,930	8,212

2009	2	Monthly payments of $201, which include interest at 9.5%. Balloon payment due at maturity.	22,750	10,819	15,716

2010	1	Monthly payments of $186, which include interest at the greater of 12.25% or the rate that five-year United States securities yield plus 4.5%.	18,000	8,028	9,191

2013	1	Monthly payment of $22, which includes interest at 6.5%.	5,158	994	1,050

Final	Number		Original Face
Payment	of		Amount of	Carrying Amount
Date	Loans	Payment Terms in 2005	Mortgage	2005	2004
2009-2014	1	Monthly payments of $353 which include interest at 10.5% on Note A and prime rate (in October 2006) on Note B.	51,500	24,071	24,630

2005-2011	6	Monthly payments from $4 to $23, which include interest at 6% to 9.5%. Principal outstanding ranges from $333 to $2,387.	7,715	4,917	4,722

2006-2008	3	Monthly payments from $11 to $57, which include interest at 10.00% to 10.5%. Principal outstanding ranges from $924 to $2,716.	11,396	7,010	14,866

2009	1	Monthly payments of $70, which include interest at 9.5%.	7,900	7,150	7,294

2019	1	Monthly payments of $19, interest only at 9%	2,500	2,500	—

2027-2032	7	Monthly payments of $19 to $32, interest at 8% to 9.6%	20,774	18,777	—

Term Loans:

2019	3	Monthly payments of $29, which include interest at 7.5%.	4,239	2,899	3,026

			$184,232	$118,800	$112,072

     The mortgage notes receivable are generally first mortgage notes secured by the real estate of long-term health care centers, medical office buildings, assisted living facilities and retirement centers in the states of Arizona, Colorado, Florida, Georgia, Kentucky, Pennsylvania, Tennessee, Texas, Virginia, and Wisconsin.
     The mortgage notes receivable are secured by first mortgages on the real property and UCC liens on the personal property of the facilities. Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.
Loan Writedowns
     American Medical Associates, Inc. (“AMA”) — On May 1, 2004, NHI provided financing to purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. (“AMA”) and previously financed by NHI. The amount of the new mortgage loans total $14,500,000 and the notes mature May 14, 2009. We are also committed to funding up to $1,700,000 in working capital loans to the purchaser.
     Management’s analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan in the second quarter of 2005, following a $5,200,000 writedown in 2002. Management believes that the remaining carrying amount of $5,930,000 at December 31, 2005 is supported by the value of the collateral. The average recorded investment in the AMA loan was $7,114,000, $8,297,000, and $8,382,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The related amount of interest income recognized (representing cash received) on the loan was $1,118,000, 306,000, and $-0- for the years ended December 31, 2005, 2004, and 2003, respectively.
     Miracle Hill Nursing and Convalescent Center (“Miracle Hill”) — In September 1996, NHI provided financing to Miracle Hill. Management’s analysis of the future expected cash flows consistent with SFAS 114, past, current and anticipated operating income of the project and liquidity of the facility, resulted in the recording of a $2,000,000 writedown of this mortgage loan in the second quarter of 2005. Management believes that the remaining carrying amount of $2,716,000 at December 31, 2005 is supported by the value of the collateral. The average recorded investment in the Miracle Hill loan was $3,802,000, $4,963,000, and $5,107,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The related amount of interest income recognized (representing cash received) on the loan was $508,000, $536,000, and $556,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

     Allgood HealthCare, Inc. (“Allgood”) — We have two loans secured by five Georgia nursing home properties which are operated by Allgood. In January 2003, the borrowers filed for bankruptcy protection. Management’s analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan in the first quarter of 2005 as a result of our adverse court ruling about our priority position as creditor. We had previously recorded a $5,000,000 writedown of this mortgage loan in 2002. During the third quarter of 2003, NHI received a $1,000,000 payment from the estate of the owner of Allgood. Based on management’s updated analysis of the future expected cash flows of this note, this payment was applied to reduce the principal balance outstanding. Beginning in January 2004, the borrower voluntarily began making monthly payments of $86,700.
     Management believes that the remaining carrying amount of $13,851,000 at December 31, 2005 is supported by the value of the collateral. The average recorded investment in the Allgood loans was $14,783,000, $15,716,000 and $16,114,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The related amount of interest income recognized (representing cash received) on the loans was $955,000 , $1,040,000 and $-0- for the years ended December 31, 2005, 2004, and 2003, respectively.
Loan Recoveries
     Colonial Care — The $25,000,000 Colonial Care promissory note dated January 1996, with a carrying value of $17,062,000 was sold in December 2004 for cash proceeds of $22,370,000, resulting in a gain of $5,308,000. $2,000,000 of this gain is included in loan loss recoveries and $3,308,000 is included in non-operating income for the year ended December 31, 2004.
     Somerset on Lake Saunders — Management’s analysis of the future cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 writedown of this mortgage loan value during the first quarter of 2003. This loan was sold in January 2004 for cash proceeds of $1,750,000 resulting in a gain of $1,302,000, which is included in loan recoveries for 2004. The average recorded investment in the Somerset on Lake Saunders loan was $1,208,000 for the year ended December 31, 2003. The related amount of interest income recognized on the loan was $60,000 for the year ended December 31, 2003.
Note 5. Disclosures about Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. We calculate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques. At December 31, 2005 and 2004, with the exception of the financial instrument listed below which matured on January 1, 2006, there were no material differences between the carrying amounts and fair values of NHI’s financial instruments.

(in thousands)
December 31,	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible subordinated debentures	(201)	(201)	(1,116)	(4,652)
Note 6. Investment in Preferred Stock
     In September 1998, NHI purchased two million shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), another REIT. The nonvoting preferred stock is convertible into common stock at a 1:1 ratio. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. The preferred stock is not redeemable by NHI or LTC. The preferred stock, which is not listed on a stock exchange, is considered a nonmarketable security accounted for under APB 18 and is recorded at cost in the consolidated balance sheets. Amounts to be received from the 8.5% coupon rate are recorded as investment income when earned.
     In addition to its investment in the preferred stock of LTC, NHI holds 774,800 shares of common stock of LTC (with a fair value and carrying value of $16,294,000 at December 31, 2005), which is included in marketable securities.
Note 7. Investment in Marketable Securities
     Our investments in marketable securities include available for sale securities. Unrealized gains and losses on available for sale securities are recorded in stockholders’ equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined on the specific identification of the securities.
     Marketable securities consist of the following:

(in thousands)
December 31,	2005		2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale	$7,731	$19,553	$8,968	$29,098
     Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

	12/31/05	12/31/04
Gross unrealized gains	$11,941,000	$20,256,000
Gross unrealized losses	(119,000)	(126,000)

	$11,822,000	$20,130,000

     Our available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates.
     During 2005, 2004 and 2003, we received and recognized $4,669,000, $4,408,000, and $4,701,000, respectively, of dividend and interest income from our marketable securities. Such income is included in non-operating income in the consolidated statements of income.
     Proceeds from the sale of investments in available for sale marketable securities during the year ended December 31, 2005 were $10,308,000. Gross investment gains of $9,072,000 were realized on these sales during the year ended December 31, 2005, $5,022,000 of which is included in security recoveries and $4,050,000 of which is included in non-operating income in the consolidated statements of income.
     Proceeds from the sale of investments in available for sale marketable securities during the year ended December 31, 2004 were $10,823,000. Gross investment gains of $2,682,000 were realized on these sales during the year ended December 31, 2004, $687,000 of which is included in security recoveries and $1,995,000 of which is included in non-operating income in the consolidated statements of income.
     Proceeds from the sale of investments in available for sale securities during the year ended December 31, 2003 were $207,000. Gross investment losses of $203,000 were realized on these sales in 2003.
     Assisted Living Concepts, Inc. (“ALC”) Convertible Debentures — During 2002, in order to protect our status as a REIT, we sold a portion of our investments in Assisted Living Concepts, Inc. convertible debentures to an employee of our former investment advisor, NHC. The note was collected in February 2004 for proceeds of $4,593,000, resulting in no gain or loss.

     ALC debentures owned by us with a face amount of $4,655,000 and a carrying value of $4,013,000 were called during January 2004 for proceeds of $4,700,000 resulting in a gain of $687,000 which is included in security recoveries for 2004 discussed above.
Note 8. Investments in Real Estate Mortgage Investment Conduits
     We have no balances outstanding on REMIC investments at December 31, 2005. Previous REMIC transactions are described in the paragraphs below.
     1993 REMIC — During 2003 we collected $21,032,000 on a REMIC purchased in 1993 and extended the due date of the three remaining mortgages until December 31, 2004. During 2003 and the first six months of 2004, we recognized additional interest income of $709,000 and $1,182,000, respectively, reflecting amortization of our carrying value to the amount ultimately expected to be collected in December 2004.
     Collections of $13,126,000 were received during the first six months of 2004, of which $2,246,000 (the amount recognized as a writedown in 2000) is included in REMIC recoveries, and resulting in no balance outstanding at December 31, 2004.
     1995 REMIC — At December 31, 2003, the net carrying value of a REMIC purchased in 1995 was $6,346,000. At December 31, 2003, we had a repayment obligation of $3,006,000 to the servicer.
     During the second quarter of 2004 we applied the repayment obligation accrued of $3,006,000 against the carrying value of the 1995 REMIC, and recorded a writedown of $3,339,000 in value, resulting in no balance outstanding at December 31, 2004. Interest income of $997,000 was recognized on the 1995 REMIC during the year ended December 31, 2005.
Note 9. Debt
     Debt consists of the following:

	Weighted
	Average	Final
December 31,	Interest Rate	Maturities	Principal Amount
			2005	2004
Senior notes, principal and	Variable,
interest payable quarterly	4.71%	2009	$9,109,000	$11,447,000
	2005

First mortgage notes, principal and interest	Variable,
payable monthly	5.0%	2006 to 2021	—	8,224,000
	2004

Non-recourse mortgage bank note, interest	Fixed,
payable monthly, principal due at maturity	6.0%	2007	—	25,637,000

Unsecured public notes, interest payable semi-	Fixed,
annually, principal due at maturity	7.3%	2007	100,000,000	100,000,000

First mortgage revenue bonds, principal	Variable,
payable in periodic installments, interest	5.0%	2006 to 2014	8,143,000	9,124,000
payable monthly	2005

			$117,252,000	$154,432,000

     The 7.3% unsecured notes (the “Notes”), which mature on July 16, 2007, have no sinking fund provisions. The Notes are senior unsecured obligations of NHI and rank equally with NHI’s other unsecured senior debt. NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.
     Certain loan agreements require maintenance of specified financial ratios. We have met all such covenants as of December 31, 2005. Our failure to meet the required covenants would have a material adverse effect on our financial position and cash flows.
     Principal Maturities of All Debt — The aggregate principal maturities of all debt (excluding convertible subordinated debentures) as of December 31, 2005 are as follows:

2006	$3,706,000
2007	104,058,000
2008	4,318,000
2009	2,419,000
2010	1,771,000
Thereafter	980,000

$117,252,000

Note 10. Convertible Subordinated Debentures
     2000 Senior Debentures — Through a rights offering to its common stockholders on December 29, 2000, NHI issued $20,000,000 of senior subordinated convertible debentures (the “2000 senior debentures”) due on January 1, 2006. The outstanding balance at December 31, 2005 was $201,000. The 2000 senior debentures paid interest at the greater of the prime rate plus 1% or 9%. All outstanding debentures were redeemed on January 1, 2006.
Note 11. Commitments and Contingencies
     At December 31, 2005, we were committed, subject to due diligence and financial performance goals, to fund approximately $2,770,000 in health care real estate projects, all of which is expected to be funded within the next 12 months. The commitments include additional mortgage investments for five long-term health care centers and one assisted living facility, at interest rates ranging from 6.0% to prime plus 2.0%.
     We believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.
Contingency related to damaged property
     One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The lease requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from its use of the property. Although NHI had been named as a defendant in 32 lawsuits, 30 of these lawsuits have been settled at no cost to NHI. At December 31, 2005, NHI has not accrued any liability for this contingent liability but will continue to monitor the situation and establish liability reserves when appropriate.
     A provision of the lease allowed that if substantial damage occurs during the lease term, NHC may terminate the lease with respect to the damaged property. During October 2004, NHC exercised its right to terminate the lease on the Nashville facility. As a result, NHI was entitled to receive all property insurance proceeds paid as a result of the fire. NHI retains the right to the bed license following lease termination. Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility. NHI has received $2,654,000 in insurance proceeds which amount is included in non-operating income for the year ended December 31, 2005. NHI sold the real estate of the Nashville facility in May 2005 (See Note 3).
Note 12. Cumulative Convertible Preferred Stock
     We have no cumulative convertible preferred stock outstanding at either December 31, 2005 or 2004. Previous transactions are described in the paragraphs that follow.
     8.5% Preferred Stock — In February and March 1994, NHI issued $109,558,000 of non-voting, 8.5% cumulative convertible preferred stock (“8.5% Preferred Stock”) with a liquidation preference of $25.00 per share. Dividends at an annual rate of $2.125 were cumulative from the date of issuance and were paid quarterly.
     On April 30, 2004, 100% of NHI’s 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000, was called by NHI for redemption into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock. This resulted in an additional 676,922 shares of common stock issued and outstanding. Dividends on the preferred stock were accrued and paid through April 30, 2004. During 2003 no preferred shares were converted.
Note 13. Limits on Common Stock Ownership
     The Company’s charter limits the percentage of ownership that any person may have in the outstanding securities of the Company to 9.9% of the total outstanding securities. This limit is a provision of the Company’s charter and is necessary in order to reduce the possibility of the Company’s failing to meet the stock ownership requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended.
Note 14. Stock Based Payments
     In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan pursuant to which 1,500,000 shares of our common stock are available to grant as share-based payments to employees, officers, directors or consultants. No share-based payments have yet been granted under the 2005 Plan.
     The NHI 1997 Stock Option Plan provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. Options to purchase 135,000 shares are currently outstanding to the Board of Directors under the 1997 Stock Option Plan. All of the currently outstanding options vested immediately upon grant and may be exercised at any time prior to expiration. The term of the options outstanding is five years. The following table summarizes option activity:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2002	235,000	18.440
Options granted	90,000	15.733
Options expired	32,500	37.923
Options exercised	35,000	12.910

Outstanding December 31, 2003	257,500	15.789
Options granted	60,000	23.900
Options expired	2,500	14.500
Options exercised	88,271	18.023

Outstanding December 31, 2004	226,729	17.080
Options granted	63,000	26.200
Options exercised	154,729	15.188

Outstanding December 31, 2005	135,000	23.502

Exercisable December 31, 2005	135,000	23.502

Options	Exercise	Remaining Contractual
Outstanding	Price	Life in Years
30,000	$16.35	2.333
45,000	23.90	3.333
60,000	26.78	4.417

135,000
     The weighted average remaining contractual life of options outstanding at December 31, 2005 is 3.59 years. NHI’s Board of Directors has authorized an additional 1,752,800 shares of common stock that may be issued under the share-based payments plans.
     The weighted average fair value per share of options granted was $2.51 per share, $2.20 per share and $1.88 per share for 2005, 2004 and 2003, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004 and 2003:

Grant Date	5/03/05	4/20/04	4/24/03
Dividend yield	8.80%	8.66%	9.79%
Expected volatility	21.69%	28.86%	34.1%
Expected lives	5 years	5 years	5 years
Risk-free interest rate	3.81%	3.58%	3.00%

Note 15. Supplemental Cash Flow Information
     Supplemental disclosure of cash flow information is as follows:

(in thousands, except share amounts)
Year Ended December 31,	2005	2004	2003
Cash payments for interest expense	$7,444	$7,784	$9,199
Cash payments for income taxes	—	—	—
During 2005, 2004 and 2003, $915, $235, and $365, respectively, of convertible subordinated debentures were converted into 130,692, 33,562, and 52,129 shares respectively, of NHI’s common stock
Convertible subordinated debentures	$(915)	$(235)	$(365)
Financing costs	2	—	1
Accrued interest	(10)	—	(3)
Common stock	1	—	1
Capital in excess of par value	922	235	366

During 2004, $18,700,000 or 747,994 shares of 8.5% Cumulative Convertible Preferred stock was called by NHI for redemption into 676,922 shares of NHI’s common stock
Cumulative convertible preferred stock	$—	$(18,700)	$—
Common stock	—	7	—
Capital in excess of par	—	18,693	—

During 2004 and 2003, NHI acquired property in exchange for its rights under mortgage notes receivable
Mortgage notes receivable	$—	$4,324	$13,069
Land	—	(339)	(1,096)
Buildings and improvements	—	(3,985)	(11,973)
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

     The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share:

Year Ended December 31,	2005	2004	2003
BASIC:
Weighted average common shares	27,699,887	27,257,826	26,727,814

Income from continuing operations	$53,708,000	$55,426,000	$41,693,000
Dividends paid to preferred stockholders	—	(514,000)	(1,589,000)

Income from continuing operations available to common shareholders	53,708,000	54,912,000	40,104,000
Discontinued operations	700,000	953,000	2,115,000

Net income available to common stockholders	$54,408,000	$55,865,000	$42,219,000

Income from continuing operations per common share	$1.94	$2.02	$1.50
Discontinued operations per common share	.02	.03	.08

Net income per common share	$1.96	$2.05	$1.58

DILUTED:
Weighted average common shares	27,699,887	27,257,826	26,727,814
Stock options	29,604	102,423	41,894
Convertible subordinated debentures	101,395	170,835	215,863

Average common shares outstanding	27,830,886	27,531,084	26,985,571

Income from continuing operations	$53,708,000	$55,426,000	$41,693,000
Dividends paid to preferred stockholders	—	(514,000)	(1,589,000)
Interest on convertible subordinated debentures	81,000	120,000	149,000

Income from continuing operations available to common stockholders	53,789,000	55,032,000	40,253,000
Discontinued operations	700,000	953,000	2,115,000

Net income available to common stockholders assuming conversion of convertible subordinated debentures to common stock, if dilutive	$54,489,000	$55,985,000	$42,368,000

Income from continuing operations per common share	$1.93	$2.00	$1.49
Discontinued operations per common share	.03	.03	.08

Net income per common share	$1.96	$2.03	$1.57

Incremental shares excluded since anti-dilutive:
Convertible subordinated debentures	—	—	238,812
8.5% Preferred Stock	—	169,230	676,918
Stock options	—	—	30,000
     In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 17. Common Stock Dividends (Unaudited)
     Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 2005:

Dividend	Taxable as	Taxable as	Unrecaptured	Non-Taxable
Payment	Ordinary	Capital	Section 1250	Return of
Date	Income	Gain	Gain (1)	Capital	Totals
May 10, 2005	$.338	$.075	$.032	$.037	$.450
August 10, 2005	.338	.075	.032	.037	.450
November 10, 2005	.338	.075	.032	.037	.450
January 10, 2006	.339	.074	.031	.037	.450

	$1.353	$.299	$.127	$.148	$1.800

(1) These amounts are included in the capital gain.
Note 18. Relationship with National HealthCare Corporation
Leases
     Lease extension — On December 27, 2005, under an amendment to the master lease, NHC exercised its option to extend the existing lease on 41 properties for the second renewal term. The 41 properties include four centers leased to other parties, the lease payments of which are guaranteed to us by NHC under the Master Lease. The 15-year lease extension begins January 1, 2007, and includes three additional five-year renewal options, each at fair market value. Under the terms of the lease, base rent for 2007 will total $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year. The lease was scheduled to expire on December 31, 2006 unless extended by NHC. The terms of the existing lease remain in place for 2006, as discussed below.
     Initial lease — On October 17, 1991, concurrent with NHC’s conveyance of real property to NHI, NHI leased to NHC 40 long-term care facilities and three retirement centers. Each lease was for an initial term expiring December 31, 2001, with two additional five-year renewal terms at the option of NHC, assuming no defaults. During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term. NHI accounts for its leases as operating leases.
     During the initial term and the first renewal term ending on December 31, 2006, NHC is obligated to pay annual base rent on all 43 facilities of $15,238,000. The leases also obligate NHC to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject. Payments for debt still being serviced are required for the shorter of the remaining life of the mortgage or lease term.
     In addition to base rent and debt service rent, NHC must pay percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility through December 31, 2006. Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHI recognized $4,525,000, $4,124,000, and $3,708,000 of percentage rent from NHC during 2005, 2004, and 2003, respectively.
     Each lease with NHC is a “triple net lease” under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities’ assets.
     One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients. The lease requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from its use of the property.
     A provision of the lease allows that if substantial damage occurs during the lease term, NHC may terminate the lease with respect to the damaged property. During October 2004, NHC exercised its right to terminate the lease on the Nashville facility. The lease termination entitled NHI to receive all property insurance proceeds paid as a result of the fire. NHI retained the right to the bed license following lease termination. Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility. NHI has received $2,654,000 in insurance proceeds. NHI sold the Nashville facility in May 2005. (See Note 3).
     Rental income was $45,971,000 ($33,328,000 from NHC) in 2005, $48,004,000 ($32,836,000 from NHC) in 2004, and $53,916,000 ($33,267,000 from NHC) in 2003.
     During 2000, four of the leases on Florida facilities were terminated and NHI re-leased the properties to unrelated third parties. Although NHC’s rent obligations pursuant to the master lease are unchanged, NHC receives a credit for rents paid to NHI on the four re-leased Florida centers by the current lessees.
     Future minimum lease payments — At December 31, 2005, the future minimum lease payments (excluding percentage rent) to be received by NHI under its operating leases (including debt service payments for 2006 which are based on interest rates in effect at December 31, 2005 and including obligations related to the four Florida leases) are as follows:

	NHC	Others	Total
2006	27,449,000	14,250,000	41,699,000
2007	33,700,000	9,807,000	43,507,000
2008	33,700,000	6,574,000	40,274,000
2009	33,700,000	5,860,000	39,560,000
2010	33,700,000	5,250,000	38,950,000
Thereafter	370,700,000	20,330,000	391,030,000
Advisory Agreements
     Management Advisory Source, LLC — Effective November 1, 2004, NHI assigned its Advisory Agreement, previously with National HealthCare Corporation, to a new company, Management Advisory Source, LLC, formed by NHI’s President and Board Chairman, W. Andrew Adams. NHI has no ownership in Management Advisory Source, LLC. In 2005, the annual compensation expensed under the Advisory Agreement was approximately $3,599,000. NHI believes it to be in the best interest of NHI to accentuate its independence from NHC, its largest tenant. Therefore, Mr. Adams has assumed the responsibilities of the Advisory Agreement. To assure independence from NHC, in 2004, Mr. Adams resigned as CEO of NHC and terminated his managerial responsibilities with NHC. He has out sourced non-managerial functions of the Advisory Agreement such as payroll processing, accounting, financing and the like to NHC. During the immediate future, Mr. Adams will remain on the NHC Board as Chairman, focusing only on strategic planning, but will have no management involvement with NHC.
     NHC — Prior to November 1, 2004 and since its inception, NHI had an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations were provided to NHI by NHC. As Advisor, NHC was subject to the supervision of and policies established by NHI’s Board of Directors.
     For its services under the Advisory Agreement, NHC was entitled to annual compensation of $2,383,000 in 2004 and $2,502,000 in 2003. The annual compensation was reduced by any compensation paid by NHI to its executive officers, if any, and could be deferred under certain circumstances.
     Facility Management Services — NHI has engaged subsidiaries of NHC to manage its foreclosure properties for management fees equal to a weighted average of 5.4% of net revenues of the foreclosure properties, which management fees total $5,045,000, $4,340,000, and $4,677,000 for the years ended December 31, 2005, 2004 and 2003, respectively. NHI’s accrued but unpaid management fees to NHC were $7,355,000, $12,242,000, and $12,742,000 at December 31, 2005, 2004 and 2003, respectively, and are included in the caption, “Accounts payable and other accrued expenses” on the balance sheet. $7,132,000 of this amount was paid in 2005, leaving a balance payable of $7,355,000.
     Ownership of Common Stock — At December 31, 2005, NHC owned 1,405,642 shares of our common stock.
Note 19. Discontinued Operations
     During the year ended December 31, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,482,000. We recognized a $773,000 gain on the sale of these facilities.
     During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as “held for sale”) with carrying amounts totaling $2,846,000 for proceeds of $4,389,000. We recognized a gain of $1,543,000 on the sale of these facilities.
     During the year ended December 31, 2003, we sold a medical office building with a carrying amount of $2,113,000 for proceeds of $4,045,000, resulting in a $1,932,000 net gain on the sale of this facility and sold two nursing facilities with a carrying amount of $5,597,000 for proceeds of $5,200,000 resulting in a net loss of $397,000 on these facilities. Additionally, we designated one additional nursing facility as “held for sale”, consistent with the provisions of SFAS 144.
     For 2005, 2004 and 2003, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.
     Income from discontinued operations related to these facilities are as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Revenues:
Rental income	$—	$229	$2,329
Facility operating revenue	45	803	10,417

	45	1,032	12,746

Expenses:
Depreciation	63	412	725
Facility operating expenses	55	1,210	11,441

	118	1,622	12,166

Operating (loss) income	(73)	(590)	580
Gain on sale of assets	773	1,543	1,535

Total discontinued operations	$700	$953	$2,115

Discontinued operations per common share:
Basic	$.02	$.03	$.08
Diluted	$.03	$.03	$.08

Note 20. Non-Operating Income
     Non-operating income is outlined in the table below:

	Year Ended December 31
	2005	2004	2003
	(in thousands)
Dividends	$4,521	$4,377	$4,097
Realized gains (loss) on securities	4,050	1,994	(191)
Interest income	4,049	1,686	1,154
Gain on note sold	—	3,308	—
Gain on disposal of assets	1,779	—	—
Insurance income	2,654	—	—
Other	256	329	871

	$17,309	$11,694	$5,931

Note 21. Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)
     The following table sets forth selected quarterly financial data for the two most recent fiscal years.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2005
Net Revenues	$38,074	$39,299	$41,498	$38,511

Non-operating income	5,954	6,568	2,287	2,500
Income From Continuing Operations	16,127	12,828	12,486	12,267
Discontinued Operations —
Operating Income (loss)— Discontinued	(81)	(13)	29	(8)
Net gain (loss)on sale of real estate	748	—	25	—

Net Income	16,794	12,815	12,540	12,259
Earnings per share:
Basic:
Income from Continuing Operations per common share	.58	.46	.45	.44
Discontinued operations per common share	.03	—	—	—

Net income per common share	.61	.46	.45	.44

Diluted:
Income from Continuing Operations per common share	.58	.46	.45	.44
Discontinued operations per common share	.03	—	—	—

Net income per common share	.61	.46	.45	.44

2004
Net Revenues	$37,371	$37,826	$38,248	$42,114

Non-operating income	2,133	2,794	1,594	5,173
Income From Continuing Operations	13,618	11,042	12,084	18,682
Discontinued Operations —
Operating Income (loss)— Discontinued	(183)	(333)	(52)	(22)
Net gain on sale of real estate	—	1,252	—	291

Net Income	13,435	11,961	12,032	18,951

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Earnings per share:
Basic:
Income from Continuing Operations per common share	.49	.40	.44	.68
Discontinued operations per common share	—	.03	—	.01

Net income per common share	.49	.43	.44	.69

Diluted:
Income from Continuing Operations per common share	.49	.40	.44	.67
Discontinued operations per common share:	(.01)	.03	(.01)	.01

Net income per common share:	.48	.43	.43	.68
     2005 — Non-operating income and income from continuing operations for the first quarter of 2005 included a $4,050,000 gain on security sales, discussed in Note 7. Non-operating income and income from continuing operations for the second quarter of 2005 included $4,525,000 attributable to realty insurance proceeds and gain, discussed in Note 3. Income from continuing operations for the second quarter of 2005 has been reduced by loan impairments of $4,000,000.
     2004 — Non-operating income and income from continuing operations for the fourth quarter of 2004 included $3,308,000 attributable to gain on security sales. Income from continuing operations for the fourth quarter of 2004 included: (1) $4,228,000 revenue attributable to facility Medicaid retroactive rate adjustment settlements, reduced by $1,811,000 expense related to bed tax fees, and (2) loan recoveries of $2,000,000.
     Certain quarterly financial information shown above for each quarter of 2004 differs from amounts previously reported in the Forms 10-Q for those periods due to reclassifications to reflect the dispositions of certain assets as discontinued operations.
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures — Based on their evaluation as of December 31, 2005, the CEO and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee
We have audited management’s assessment, included in the accompanying Management’s Control Over Financial Reporting, that National Health Investors, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” National Health Investors, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that National Health Investors, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway, Commission (COSO). Also in our opinion, National Health Investors, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Health Investors, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended and our report dated February 3, 2006 expressed an unqualified opinion.
/s/ BDO Seidman, LLP
Memphis, Tennessee
February 22, 2006

     Changes in Internal Controls — There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of Registrant.
     The information in our definitive 2006 proxy statement set forth under the caption Directors and Executive Officers of Registrant is hereby incorporated by reference.
     We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. Additionally, we have filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2005, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation.
     The information in our definitive 2006 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
     The information in our definitive 2006 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions.
     The information in our definitive 2006 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.
     The information in our definitive 2006 proxy statement set forth under the caption Committee Reports is hereby incorporated by reference.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Murfreesboro, State of Tennessee, on the 6th day of March, 2006.

NATIONAL HEALTH INVESTORS, INC.

BY:	/s/ W. Andrew Adams

W. Andrew Adams
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

Signature	Title	Date

/s/ W. Andrew Adams W. Andrew Adams	Chief Executive Officer	March 6, 2006

/s/ Donald K. Daniel Donald K. Daniel	Sr. Vice President and Controller Principal Accounting Officer (Principal Financial Officer)	March 6, 2006

/s/ Richard F. LaRoche, Jr. Richard F. LaRoche, Jr.	Director	March 6, 2006

/s/ Robert A. McCabe, Jr. Robert A. McCabe, Jr.	Director	March 6, 2006

/s/ Robert T. Webb Robert T. Webb	Director	March 6, 2006

/s/ Ted H. Welch Ted H. Welch	Director	March 6, 2006

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 2005
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference
to Exhibit 3.1 to Form S-11
Registration Statement
No. 33-41863

3.2	Bylaws	Incorporated by reference
to Exhibit 3.2 to Form S-11
Registration Statement
No. 33-41863

4.1	Form of Common Stock Certificate	Incorporated by reference
to Exhibit 39 to Form S-11
Registration Statement
No. 33-41863

4.2	Form of Preferred Convertible Stock Certificate	Incorporated by reference
to Exhibit 60 to Form S-3
Registration Statement
No. 33-72370

4.3	Form of Debenture due 2006 (10%)	Incorporated by reference
to Exhibit 38 to Form S-11
Registration Statement
No. 33-41863

4.4	Form of Indenture Governing the Debentures	Incorporated by reference
to Exhibit 4.3 to Form S-4
Registration Statement No.
33-41863

4.6	Form of Debenture due 2006 (7%)	Incorporated by reference
to Exhibit 1 to Form S-3
Registration Statement
No. 33-72370

4.7	First Supplemental Indenture Dated December 15, 1995	Incorporated by reference
to Exhibit 4.7 to Form 10-K
dated February 26, 1996

10.1	Materials Contracts	Incorporated by reference
from Exhibits 10.1 thru
10.9 to Form S-4 Registration
Statement No. 33-41863

10.2	Amendment No. 5 to Master Agreement to Lease dated	Filed herewith
December 27, 2005, effective January 1, 2007.

Exhibit No.	Description	Page No. or Location
10.3	Advisory, Administrative Services and Facilities Agreement	Filed herewith
between National Health Investors, Inc. and Management
Advisory Source, LLC dated November 1, 2004

10.4	1991 Stock Option Plan	Incorporated by reference
from Exhibit 10.12 to Form
S-4 Registration No. 33-41863

10.5	1997 Stock Option Plan	Incorporated by reference from
the 1997 Proxy Statement as filed

10.6	2005 Stock Option Plan	Incorporated by reference from
Exhibit 4.10 to the Company’s
registration statement on Form S-8
filed August 4, 2005.

13	Financial Statement Schedules	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith