Form 10-Q
period 2006-03-31
NATIONAL HEALTH INVESTORS INC
filed 2006-05-04
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ___ Accelerated filer X Non-accelerated filer_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

There were 27,880,439 shares of common stock outstanding as of May 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties:
Land	$ 31,174	$ 31,647
Buildings and improvements	356,181	362,907
Construction in progress	515	359
	387,870	394,913
Less accumulated depreciation	(133,725)	(131,784)
Real estate properties, net	254,145	263,129
Mortgage and other notes receivable, net	124,219	118,800
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	129,252	132,469
Marketable securities	21,450	19,553
Accounts receivable	5,292	5,581
Deferred costs and other assets	12,675	10,268
Total Assets	$585,165	$587,932

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	16,593	17,252
Convertible subordinated debentures	--	201
Accounts payable and other accrued expenses	24,443	26,471
Accrued interest	1,546	3,374
Dividends payable	13,383	12,524
Deferred income	3,085	3,142
Total Liabilities	159,050	162,964

Commitments, Guarantees and Contingencies

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized; 27,880,439
and 27,830,439 shares, respectively, issued and outstanding	279	278
Capital in excess of par value	464,401	464,389
Cumulative net income	625,828	613,208
Cumulative dividends	(678,112)	(664,729)
Unrealized gains on marketable securities, net	13,719	11,822
Total Stockholders' Equity	426,115	424,968
Total Liabilities and Stockholders' Equity	$585,165	$587,932

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements. The interim condensed balance sheet at December 31, 2005 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
REVENUES:	(in thousands, except share amounts)
Mortgage interest income	$ 3,647	$ 3,907
Rental income	12,037	11,538
Facility operating revenue	21,221	20,562
	36,905	36,007
EXPENSES:
Interest	2,028	2,470
Depreciation	3,023	3,092
Amortization of loan costs	34	72
Legal expense	45	147
Franchise, excise and other taxes	69	67
General and administrative	1,172	1,103
Loan, realty and security losses (recoveries), net	--	(472)
Facility operating expense	20,360	19,375
	26,731	25,854

INCOME BEFORE NON-OPERATING INCOME	10,174	10,153
Non-operating income (investments and other)	2,402	5,954
INCOME FROM CONTINUING OPERATIONS	12,576	16,107

Discontinued Operations
Operating loss from discontinued operations	(80)	(61)
Net gain on sale of real estate	124	748
	44	687

NET INCOME	$12,620	$16,794

Earnings per share:
Basic:
Income from continuing operations	$ .45	$ .58
Discontinued operations	--	.03
Net income	$ .45	$ .61

Diluted:
Income from continuing operations	$ .45	$ .58
Discontinued operations	--	.03
Net income	$ .45	$ .61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,843,217	27,580,665
Diluted	27,859,290	27,774,954

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 12,620	$ 16,794
Depreciation	3,084	3,212
Loan, realty and security losses (recoveries), net	--	(472)
Net gain on sale of real estate	(124)	(748)
Amortization of loan costs	34	72
Realized gain on sale of marketable securities	--	(4,050)
Deferred income	--	75
Amortization of deferred income	(57)	(47)
Decrease (increase) in accounts receivable	289	(952)
Increase in deferred costs and other assets	(2,441)	(2,398)
Increase (decrease) in accounts payable and other accrued expenses	(2,028)	8,425
Decrease in accrued interest payable	(1,828)	(1,828)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,549	18,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(10,710)	(21,791)
Collection of mortgage and other notes receivable	1,701	1,131
Prepayment of mortgage notes receivable	3,590	--
Acquisition of property and equipment	(620)	(5,757)
Proceeds from disposition of property and equipment	6,644	11,457
Proceeds from sale of marketable securities	--	10,308
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	605	(4,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(659)	(34,470)
Redemption of subordinated convertible debentures for cash	(201)	--
Common stock options exercised	--	1,715
Amortization of unearned compensation - restricted stock	9	--
Stock option compensation	4	--
Dividends paid to stockholders	(12,524)	(15,838)
NET CASH USED IN FINANCING ACTIVITIES	(13,371)	(48,593)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,217)	(35,162)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,469	161,215
CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,252	$126,053

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
	2006	2005
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 3,664	$ 3,702

During the three months ended March 31, 2006, $68,000 of
Senior Subordinated Convertible Debentures were
converted into 9,711 shares of NHI's common stock:
Senior subordinated convertible debentures	$ --	$ (68)
Capital in excess of par	--	68

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands, except share and per share amounts)

						Unrealized	Total
			Capital in			Gains	Stock-
	Common Stock		Excess of	Cumulative	Cumulative	(Losses) on	holders'
	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/05	27,830,439	$278	$464,389	$613,208	$(664,729)	$ 11,822	$424,968
Net income	--	--	--	12,620	--	--	12,620
Unrealized gains on securities	--	--	--	--	--	1,897	1,897
Total Comprehensive Income							14,517
Restricted stock issued	50,000	1	1,304	--	--	--	1,305
Unearned compensation relating to
issuance of restricted stock	--	--	(1,305)	--	--	--	(1,305)
Amortization of unearned compensation	--	--	9	--	--	--	9
Stock option compensation	--	--	4	--	--	--	4
Dividends to common stockholders	--	--	--	--	(13,383)	--	(13,383)
BALANCE AT 3/31/06	27,880,439	$279	$464,401	$625,828	$(678,112)	$ 13,719	$426,115

BALANCE AT 12/31/04	27,545,018	$275	$461,119	$558,800	$(614,785)	$ 20,130	$425,539
Net income	--	--	--	16,794	--	--	16,794
Unrealized losses on securities	--	--	--	--	--	(11,229)	(11,229)
Total Comprehensive Income							5,565
Stock options exercised	106,625	2	1,714	--	--	--	1,716
Shares issued in conversion of convertible
debentures to common stock	9,711	--	69	--	--	--	69
Dividends to common stockholders	--	--	--	--	(12,448)	--	(12,448)
BALANCE AT 3/31/05	27,661,354	$277	$462,902	$575,594	$(627,233)	$ 8,901	$420,441

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

Note 1. SIGNIFICANT ACCOUNTING POLICIES:

We, the management of National Health Investors, Inc., believe that the unaudited financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company"). We assume that users of these interim financial statements have read or have access to the audited December 31, 2005 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. Our audited December 31, 2005 financial statements are available at our web site: www.nhinvestors.com.

Note 2. NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123R"). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company adopted Statement 123R beginning January 1, 2006. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The adoption of Statement 123R has not had a significant impact on its financial statements other than the recording of compensation charges for option holders.

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement has not had an impact on the Company's financial statements.

Note 3. SHARE-BASED PAYMENTS

In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock are available to grant as share-based payments to employees, officers, directors or consultants. Options for 50,000 shares and Restricted Stock for 50,000 shares have been granted under the 2005 Plan during the three months ended March 31, 2006, leaving 1,400,000 shares available for future grants. The restricted stock granted vests over five years and the options granted vest over three years. The term of the options outstanding under the 2005 Plan is five years.

The NHI 1997 Stock Option Plan ("the 1997 Plan") provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. Options to purchase 135,000 shares are currently outstanding to the Board of Directors under the 1997 Stock Option Plan. All of the currently outstanding options under the 1997 stock option plan vested immediately upon grant and may be exercised at any time prior to expiration. The term of the options outstanding under the 1997 stock option plan is five years. The following table summarizes option activity:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding December 31, 2003	257,500	15.789
Options granted	60,000	23.900
Options expired	2,500	14.500
Options exercised	88,271	18.023
Outstanding December 31, 2004	226,729	17.080
Options granted	63,000	26.200
Options exercised	154,729	15.188
Outstanding December 31, 2005	135,000	23.502
Options granted	50,000	26.100
Outstanding March 31, 2006	185,000	24.200

Exercisable March 31, 2006	135,000	23.502

Options	Exercise	Remaining Contractual
Outstanding	Price	Life in Years
30,000	$16.35	2.083
45,000	23.90	3.083
60,000	26.78	4.167
50,000	26.10	4.917
185,000

The weighted average remaining contractual life of options outstanding at March 31, 2006 is 3.77 years. NHI's Board of Directors has authorized an additional 1,652,800 shares of common stock that may be issued under the share-based payments plans.

The weighted average fair value per share of options granted was $2.06 and $2.51 for 2006 and 2005, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2006 and 2005:

Grant Date	3/09/06	5/03/05
Dividend yield	8.19%	8.80%
Expected volatility	22.41%	21.69%
Expected lives	3 years	5 years
Risk-free interest rate	4.67%	3.81%

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supersedes APB Opinion No. 25. This statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, including employee stock purchase plans under certain conditions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. This statement requires all share-based payment to employees to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement became effective for the Company beginning January 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

* A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

* A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company adopted SFAS No. 123R using the modified prospective method. The compensation expense reported for stock-based payments related to the 2005 Plan and the 1997 Plan totaled $13,000 for the three months ended March 31, 2006, which is included in general and administrative expense in the consolidated statements of income.

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards for the three months ended March 31, 2005, consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

Three
Months
Ended
3/31/05
(dollars in thousands, except per share amounts)
Net income - as reported	$16,794
Less compensation cost that would be
recognized under fair value method	1
Net income - pro forma	16,793

Net earnings per share - as reported
Basic	$ .61
Diluted	$ .61

Net earnings per share - pro forma
Basic	$ .61
Diluted	$ .61

Note 4. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by facilities that we lease to others and facilities that are operated by others:

(Dollars in thousands)

	March 31, 2006			December 31, 2005
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 27,598	$ 3,576	$ 31,174	$ 27,598	$ 4,049	$ 31,647
Buildings and improvements	295,415	60,766	356,181	295,416	67,491	362,907
Construction in progress	---	515	515	--	359	359
	323,013	64,857	387,870	323,014	71,899	394,913
Less accumulated depreciation	(108,599)	(25,126)	(133,725)	(106,398)	(25,386)	(131,784)
Real estate properties, net	$214,414	$ 39,731	$254,145	$216,616	$ 46,513	$ 263,129

Foreclosure Properties

New England Properties - During 1999, we took over the operations of seven New England facilities. During 2001, we sold the properties to a not-for-profit entity and provided 100% financing consisting of 6.9% first mortgage proceeds totaling $40,526,000, maturing August, 2011. For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. For tax reporting purposes, the sale has been recorded. Any sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") are met, at which time we will report the sale under the full accrual method. Management believes that the carrying amount of these real estate properties at March 31, 2006 of $25,685,000 is realizable.

Amounts included in the consolidated financial statements applicable to the New England facilities are summarized as follows: (in thousands)

	Three Months Ended
	March 31
Income Statement:	2006	2005
Facility operating revenue	$13,704	$12,931

Facility operating expenses	12,715	11,949
Interest expense	2	115
Depreciation	657	621
Total Expenses	13,374	12,685
Net income	$ 330	$ 246

Balance Sheet:	March 31,	December 31,
	2006	2005
Real estate properties, net	$25,685	$25,969
Cash	2,478	3,045
Accounts receivable	3,629	3,241
Other assets	10,812	9,157
Accounts payable and other accrued expenses	7,552	6,689

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at March 31, 2006 is realizable. The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded. Our continuing involvement with these properties is as a creditor.

Kansas and Missouri Properties - In July 2001 we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our consolidated financial statements since that date. During 2004, we sold the properties to a not-for-profit entity for $33,585,000 and provided 100% financing. Proceeds consisted of an 8.5% note for $20,585,000 maturing December 31, 2014, and a note for $13,000,000 with interest at 3% through December 31, 2007 and at prime plus 1% thereafter, maturing December 31, 2014. For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. For tax purposes, the sale has been recorded. Any sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sale of Real Estate" ("SFAS 66") are met, at which time we will account for the sale under the full accrual method.

During the three months ended March 31, 2006, we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri. The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000. As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain.

Management believes that the carrying amount of the remaining real estate properties at March 31, 2006 of $14,046,000 is realizable.

Amounts included in the consolidated financial statements applicable to the Kansas and Missouri facilities are summarized as follows: (in thousands)

	Three Months Ended
	March 31
Income Statement:	2006	2005
Facility operating revenue	$7,517	$7,632

Facility operating expenses	7,649	7,426
Interest (income) expense	(4)	34
Depreciation	166	87
Total Expenses	7,811	7,547
Net income (loss)	$ (294)	$ 85

Balance Sheet:	March 31,	December 31,
	2006	2005
Real estate properties, net	$14,046	$20,544
Cash	3,019	3,422
Accounts receivable	2,095	2,946
Other assets	1,122	492
Accounts payable and other accrued expenses	7,596	9,579

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at March 31, 2006 is realizable. The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded. Our continuing involvement with these properties is as a creditor.

Midwest Nursing Home Investors, Inc. ("Midwest") - An approximate $8,735,000 first mortgage loan was secured by two nursing homes in Kansas and one in Wisconsin. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002 and an additional writedown of $2,000,000 during 2003. Payments to NHI were past due and the properties were foreclosed on in October 2004, resulting in our recording of real estate with a carrying value of $4,324,000. The remaining carrying value of $4,092,000 at March 31, 2006, is believed by management to be realizable. The average recorded investment in these properties was $4,208,000 and $4,324,000 for the three months ended March 31, 2006 and 2005, respectively. Rental income of $145,000 and $116,000 was recognized on the Kansas properties for the three months ended March 31, 2006 and 2005, respectively. Lease Terminations and Sales of Property

Manor House of Charlotte - In January 2005, this facility was sold generating net proceeds of $3,546,000, and a gain of $1,599,000, which is included in discontinued operations.

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

Lease income of $325,000 and $491,000 was recognized on these four facilities for the three months ended March 31, 2006 and 2005, respectively. In February 2005, the facility in Dallas, Texas was sold for proceeds of $7,911,000 and a loss of $851,000, which is included in discontinued operations. We believe that the carrying amount of these remaining three properties at March 31, 2006 of $24,844,000 is realizable.

Note 5. MORTGAGE AND OTHER NOTES RECEIVABLE:

American Medical Associates, Inc. ("AMA") - On May 1, 2004, NHI financed the purchase of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. and previously financed by NHI. The amount of the new mortgage loans total $14,500,000 and the notes mature May 14, 2009. We are also committed to funding up to $1,700,000 in working capital loans to the purchaser.

Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of these mortgage loans in the second quarter of 2005. The notes were recorded net of the $5,200,000 recorded loss on notes to AMA in 2002. Management believes that the remaining carrying amount of $5,858,000 at March 31, 2006 is supported by the value of the collateral. The average recorded investment in the loans was $5,895,000, and $8,176,000 for the three months ended March 31, 2006 and 2005, respectively. The related amount of interest income recognized on the loans was $288,000, and $271,000 for the three months ended March 31, 2006 and 2005, respectively.

Miracle Hill Nursing and Convalescent Center ("Miracle Hill") - In September 1996, NHI provided financing to Miracle Hill. Management's analysis of the future expected cash flows consistent with SFAS 114, past, current and anticipated operating income of the project and liquidity of the facility, resulted in the recording of a $2,000,000 writedown of this mortgage loan in the second quarter of 2005. Management believes that the remaining carrying amount of $2,669,000 at March 31, 2006 is supported by the value of the collateral. The average recorded investment in the Miracle Hill loan was $2,693,000, and $4,866,000 for the three months ended March 31, 2006 and 2005, respectively. The related amount of interest income recognized (representing cash received) on the loan was $123,000, and $128,000 for the three months ended March 31, 2006 and 2005, respectively.

Allgood HealthCare, Inc. ("Allgood") - We had two loans secured by five Georgia nursing home properties which are operated by Allgood. In January 2003, the borrowers filed for bankruptcy protection. We reported a $2,000,000 writedown of this mortgage loan in the first quarter of 2005 as a result of our adverse court ruling about our priority position as creditor.

In December 2005, two of these facilities were converted to a Chapter 7 reorganization and sold by the Bankruptcy Trustee. Prior to the sale, NHI assigned its right to credit bid its mortgages to a third party operator who was the successful purchaser of these facilities. NHI provided the purchaser with $4,000,000 of first mortgage financing and agreed to loan up to a total of $800,000 of working capital (working capital balance is $149,000 at March 31, 2006). NHI has a first lien on all assets of the borrowers, including accounts receivable. Management believes that the carrying amount of $3,046,000 at March 31, 2006 is supported by the value of the collateral.

Management believes that the carrying amount of the remaining three facilities of $10,819,000 at March 31, 2006 is supported by the value of the collateral.

National Health Realty, Inc. - On February 3, 2006, the $10,450,000 bank term loan of National Health Realty, Inc. was acquired by assignment from the bank to NHI. The assigned loan as amended requires monthly interest payments at the interest rate of 30 days LIBOR plus 1.00%. Principal of $425,000 was paid during the quarter. The unpaid principal ($10,025,000 at March 31, 2006) is due at maturity (January 2, 2008).

Note 6. INVESTMENTS IN MARKETABLE SECURITIES:

Our investments in marketable securities include available for sale securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
	3/31/06		12/31/05
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale	$7,731	$21,450	$7,731	$19,553

Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

(in thousands)	3/31/06	12/31/05
Gross unrealized gains	$13,825	$11,941
Gross unrealized losses	(106)	(119)
	$13,719	$11,822

Our available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates.

During the three months ended March 31, 2006 and 2005, we received and recognized $1,148,000 and $1,108,000, respectively, of dividend income from our marketable securities. Such income is included in non-operating income in the consolidated statements of income.

Proceeds from the sale of investments in available for sale securities during the three months ended March 31, 2005 were $10,308,000. Gross investment gains of $9,072,000 were realized on these sales during the three months ended March 31, 2005, $5,022,000 of which is included in security recoveries and $4,050,000 of which is included in non-operating income in the consolidated statements of income. When this security was called by ALC in 2005, we reported the recovery portion of the total gain in the same line in the income statement as the previously recorded impairment in 2001.

Note 7. DEBT

Early payoff of debt in January 2005 included a non-recourse mortgage bank note of $25,637,000 with a weighted average interest rate of 6.0% that matured in 2007, and first mortgage notes totaling $8,224,000 with a weighted average interest rate of 5.0% and maturing in 2006 and 2021.

Note 8. COMMITMENTS, GUARANTEES AND CONTINGENCIES:

At March 31, 2006, we were committed, subject to due diligence and financial performance goals, to fund approximately $1,181,000 in health care real estate projects, all of which are expected to be funded within the next 12 months. The commitments include additional mortgage investments for six long-term health care centers and one assisted living facility, at interest rates ranging from 6.0% to prime plus 2.0%.

As described in Note 5 for Allgood HealthCare, Inc., two of the previous Allgood properties were purchased by new operators using NHI financing. As a part of these transactions, NHI agreed to contingently guarantee up to $113,000 of Utility Deposit Bonds and Resident Trust Fund Bonds.

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

Note 9. EARNINGS PER COMMON SHARE:

Basic earnings per share is based on the weighted average number of common shares outstanding during the reporting period.

Diluted earnings per share assumes, if dilutive, the conversion of convertible subordinated debentures and the exercise of stock options using the treasury stock method. Net income is increased for interest expense on the convertible subordinated debentures, if dilutive.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2006	2005
BASIC:
Weighted average common shares	27,843,217	27,580,665

Income from continuing operations	$12,576,000	$16,107,000
Discontinued operations	44,000	687,000

Net income	$12,620,000	$16,794,000

Income from continuing operations per common share	$ .45	$ .58
Discontinued operations per common share	--	.03
Net income per common share	$ .45	$ .61

DILUTED:
Weighted average common shares	27,843,217	27,580,665
Stock options	16,073	37,717
Convertible subordinated debentures	--	156,572
Average common shares outstanding	27,859,290	27,774,954

Income from continuing operations	$12,576,000	$16,107,000
Interest on convertible subordinated debentures	--	28,000
Income from continuing operations	12,576,000	16,135,000
Discontinued operations	44,000	687,000
Net income assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$12,620,000	$16,822,000

Income from continuing operations per common share	$ .45	$ .58

Discontinued operations per common share	--	.03
Net income per common share	$ .45	$ .61

Incremental Shares Excluded Since Anti-dilutive:
Options	60,000	--

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 10 - NON-OPERATING INCOME

Non-operating income is outlined in the table below:

	Three Months Ended
	March 31
	2006	2005
(in thousands)
Dividends	$1,148	$1,108
Realized gains on securities	--	4,050
Interest income	1,223	749
Other	31	47
	$2,402	$5,954

Note 11. DISCONTINUED OPERATIONS

During the three months ended March 31, 2006 we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri. The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000. This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing. As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain.

During the three months ended March 31, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,457,000. We recognized a gain of $748,000 on the sale of these facilities.

For the three months ended March 31, 2006 and 2005, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

	Three Months Ended
	March 31
(in thousands, except per share amounts)	2006	2005
Revenues:
Facility operating revenue	$2,059	$2,077
	2,059	2,077
Expenses:
Depreciation	61	120
Facility operating expenses	2,078	2,018
	2,139	2,138
Operating loss	(80)	(61)
Gain on sale of assets	124	748
Total discontinued operations	$ 44	$ 687

Discontinued operations per common share:
Basic	$ --	$ .03
Diluted	$ --	$ .03

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation, is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of March 31, 2006, we had interests in real estate owned, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $437,946,000. Founded in 1991, our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

Portfolio

As of March 31, 2006, we had investments in 155 health care facilities located in 18 states consisting of 112 long-term care facilities, one acute care hospital, four medical office buildings, 15 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $114,194,000 aggregate carrying value amount of loans to 16 borrowers and $254,144,000 of real estate investments with 16 lessees. Of these 155 facilities, 16 were acquired through foreclosure and are operated by us. These 16 facilities have been sold, but we have not yet met the accounting criteria to record the sales.

Our largest customer is National HeatlhCare Corporation ("NHC"). Of our 155 facilities, 41 are leased to NHC. These 41 facilities include four centers leased to other parties, the lease payments of which are guaranteed to us by NHC. Also, the 16 properties operated by us are managed by subsidiaries of NHC. NHC was our investment advisor until November 1, 2004. Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio operated by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 11.4% of total portfolio on March 31, 2006, based on the net book value of these properties. In 1991, these assets were transferred by NHC to NHI at their then current net book value, in a non-taxable exchange. Many of these assets were substantially depreciated as a result of having been carried on NHC's books for as many as 20 years. As a result, we believe that the fair market value of these assets is significantly in excess of their net book value. To illustrate, rental income in 2005 from these facilities was $33,328,000 or approximately 66% of our net book value. Therefore, NHC properties represent a smaller percentage of the portfolio. Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on a quarterly basis. In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, state survey results and other relevant information.

At March 31, 2006, 25.46% of the total invested assets of the health care facilities were operated by publicly-traded operators, 62.15% by regional operators, and 12.39% by small operators.

The following tables summarize our portfolio as of March 31, 2006:

Portfolio Statistics			Investment
	Properties	Investment	Percentage
Real Estate Properties	93	$254,144,000	69%
Mortgages and Notes Receivable	62	114,194,000	31%
Total Real Estate Portfolio	155	$368,338,000	100%

Real Estate Properties	Properties	Beds	Investments
Nursing Homes	68	8,957	$167,129,000
Assisted Living	15	1,138	59,297,000
Medical Office Buildings	4	124,427 sq. ft.	10,466,000
Retirement Homes	5	517	10,091,000
Hospitals	1	55	7,161,000
Total Real Estate Properties	93		$254,144,000
Mortgages and Notes Receivable
Nursing Homes	44	4,887	$107,968,000
Retirement Homes	1	60	1,973,000
Developmentally Disabled	17	108	4,253,000
Total Mortgages and Notes Receivable	62		114,194,000
Total Real Estate Portfolio	155		$368,338,000

Summary of Facilities by Type		Percentage of	Total
	Properties	Total Dollars	Dollars
Nursing Homes	112	74.69%	$275,097,000
Assisted Living	15	16.10%	59,297,000
Medical Office Buildings	4	2.84%	10,466,000
Retirement Homes	6	3.28%	12,064,000
Hospitals	1	1.94%	7,161,000
Developmentally Disabled	17	1.15%	4,253,000
Total Real Estate Portfolio	155	100.00%	$368,338,000

Portfolio by Operator Type:
Public	62	25.46%	$ 93,778,000
Regional	77	62.15%	228,918,000
Small Operator	16	12.39%	45,642,000
Total Real Estate Portfolio	155	100.00%	$368,338,000

		Percentage of	Dollar
Public Operators		Total Portfolio	Amount
National HealthCare Corp.		13.56%	$49,933,000
Community Health Systems, Inc.		3.65%	13,460,000
Sunrise Senior Living Services		3.58%	13,196,000
Sun Healthcare		2.38%	8,769,000
Res-Care, Inc.		1.15%	4,253,000
HCA - The Healthcare Company		1.13%	4,167,000
Total Public Operators		25.46%	$93,778,000

Operators who collectively operate more than 3% of our total real estate investments are as follows: NHC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, Regal Holdings, LLC, American HealthCare, LLC, SeniorTrust of Florida, Inc., and Senior Living Management Corporation.

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

We have focused on lowering our debt. Our debt to capitalization ratio on March 31, 2006 was 21.5%, the lowest level in our 14 year history. Our liquidity is also strong with cash and marketable securities of $150,702,000 exceeding our total debt outstanding of $116,593,000 at March 31, 2006.

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

We consider an accounting estimate or assumption critical if:

* the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

* the impact of the estimates and assumptions on financial condition or operating performance is material.

Please refer to Note 1 of our audited consolidated financial statements for December 31, 2005 for further information on significant accounting policies that impact us. There have been no material changes to these policies in 2006.

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

Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). Recognition of an impairment is based upon estimated undiscounted future cash flows from a property compared to the carrying amount of the property and may be affected by management's plans, if any, to dispose of the property.

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

We evaluate our marketable securities for other-than-temporary impairments consistent with the provisions of Statement of Financial Accountant Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as amended by EITF 03-01 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". An impairment of a marketable security would be considered "other-than-temporary" unless we have the ability and intent to hold the investment for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment and evidence indicates the cost of the investment is recoverable within a reasonable period of time.

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

	Three Months Ended		Three Month Change
	March 31		$	%
	2006	2005
Cash and Cash equivalents at beginning of period	$132.469	$161,215	$(28,746)	-18%

Cash provided from operating activities	9,549	18,083	(8,534)	-47%

Cash provided from (used in) investing activities	605	(4,652)	5,257	113%

Cash provided from (used in) financing activities	(13,371)	(48,593)	35,222	72%

Cash and cash equivalents at end of period	$129,252	$126,053	$3,199	3%

Operating Activities - Net cash from operating activities generally includes net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment writedowns and recoveries, and gain on asset disposals. The $9,549,000 net cash provided from operating activities for the three months ended March 31, 2006 is composed of increases due to net income of $12,620,000 and depreciation of $3,084,000. These amounts were offset primarily by working capital increases of $6,031,000 and gains on sale of real estate of $124,000.

Net cash provided from operating activities decreased from $18,083,000 in the three months ended March 31, 2005 to $9,549,000 in the three months ended March 31, 2006 due primarily to a $9,330,000 increase in working capital change between periods, and a $796,000 increase in items affecting net income in the three months ended March 31, 2006 as compared to the prior period. The $18,083,000 net cash provided from operating activities for the three months ended March 31, 2005 is composed of increases due to net income of $16,794,000, depreciation of $3,212,000, and working capital decreases of $3,347,000. These amounts were offset by the following: (1) net loan, realty, and security recoveries of $472,000, (2) gain on sale of real estate of $748,000, and (3) gain on sale of marketable securities of $4,050,000.

Investing Activities - Cash flows provided from investing activities during the three months ended March 31, 2006 included collections on mortgage and other notes receivable of $5,291,000 compared to $1,131,000 for the prior period. The $5,291,000 collections on mortgage and other notes receivable include $3,590,000 as a result of the early payoff from two Florida-based nursing facilities, and $1,701,000 of routine collections. Disposition of property and equipment provided $6,644,000 of proceeds for the three months ended March 31, 2006. The $6,644,000 property proceeds is attributable to accounting for the sale of the Town & Country, Missouri nursing facility under the full accrual method as required by SFAS No. 66. During the three months ended March 31, 2006, we received proceeds from the sale of this facility by the current owner in March 2006. This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing. (See Note 4).

In the prior period of 2005, proceeds from the disposition of property and equipment were $11,457,000 and marketable securities were $10,308,000.

Cash flows used in investing activities during the three months ended March 31, 2006 included investments in real estate properties of $620,000 and in mortgage and other notes receivable of $10,710,000. The $620,000 investment in real estate properties is attributable to improvements of current operating facilities. The $10,710,000 investment in mortgage and other notes receivable includes $260,000 to current borrowers and $10,450,000 to NHR. On February 3, 2006, the $10,450,000 bank term loan of National Health Realty, Inc. was assigned to NHI. The assigned loan as amended requires monthly interest payments at the interest rate of 30 days LIBOR plus 1.00%. The unpaid principal ($10,025,000 at March 31, 2006) is due at maturity (January 2, 2008). Cash flows used in investing activities in the prior period included investments in real estate properties of $5,757,000 and in mortgage and other notes receivable of $21,791,000.

Financing Activities - Net cash used in financing activities during the three months ended March 31, 2006 totaled $13,371,000 compared to $48,593,000 in the prior period. Cash flows used in financing activities for the three months ended March 31, 2006 included routine principal payments on debt of $659,000, subordinated convertible debentures redeemed of $201,000, and dividends paid to stockholders of $12,524,000. This compares to the corresponding prior period activity of principal payments on debt of $34,470,000 and dividends paid to stockholders of $15,838,000.

Contractual Obligations and Contingent Liabilities

As of March 31, 2006, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt principal	$116,593	$ 3,759	$108,376	$4,190	$268
Debt interest	13,045	8,112	4,710	210	13
Loan commitments	1,181	1,181	--	--	--
Management fees to NHC	6,885	6,885	--	--	--
Advisory fees	1,199	1,199	--	--	--
Guarantee to insurance companies	113	113	--	--	--
	$139,016	$21,249	$113,086	$4,400	$281

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit except for those disclosed in Note 8. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. At March 31, 2006, we did not participate in any such financial instruments.

Liquidity and Capital Resources

At March 31, 2006, our liquidity is strong, with cash and marketable securities of $150,702,000 exceeding $116,593,000 of total debt outstanding. Further, our debt to book capitalization ratio declined to 21.5%, the lowest level in our 14 year history.

Our next significant debt maturity of our $100 million 7.3% unsecured public notes is on June 16, 2007.

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ended December 31, 2006 and thereafter. NHI declared a dividend of 48 cents per common share to shareholders of record on March 31, 2006 payable on May 10, 2006. The 2005 fourth quarter dividend of $.45 per share was paid on January 10, 2006.

Commitments

At March 31, 2006, we were committed, subject to due diligence and financial performance goals, to fund approximately $1,181,000 in health care real estate projects, all of which are expected to be funded within the next 12 months. The commitments include additional mortgage investments for six long-term health care centers and one assisted living facility at interest rates ranging from 6% to prime plus 2%.

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

The following table summarizes our writedowns and recoveries for the three months ended March 31, 2006 and 2005, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Writedowns
(in thousands)
	Three Months Ended
	March 31
	2006	2005
Real estate	$ ---	$2,550
Mortgages	---	2,000
	$ ---	$4,550

See Notes 4 and 5 to the financial statements for details of the properties identified as impaired real estate investments and non-performing loans.

We believe that the carrying amounts of our real estate properties and notes receivable, including those identified as impaired or non-performing, are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts. Security Recoveries

The following table summarizes our security recoveries for the three months ended March 31, 2006 and 2005, recorded in accordance with the provisions of SFAS 115:

Recoveries
(in thousands)	Three Months Ended
	March 31
	2006	2005
Securities	$ --	$5,022

Assisted Living Concepts, Inc. (ALC) common stock was called in January 2005 resulting in a gain of $9,072,000 ($5,022,000 of which is included in recoveries). These securities were previously identified as impaired in 2001. When this security was called by ALC in 2005, we reported the recovery portion of the total gain in the same line item in the income statement as the previously recorded impairment in 2001.

We believe that the carrying amounts of our investments in securities are realizable. However, future events could require us to make significant adjustments to our carrying amounts.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Certain financial information for the three months ended March 31, 2005 has been restated for the presentation of operations discontinued during 2006 and 2005.

Net income for the three months ended March 31, 2006 is $12,620,000 versus net income of $16,794,000 for the same period in 2005, a decrease of 24.9%. Diluted earnings per common share increased 16 cents or 26.2% to 45 cents in the 2006 period from 61 cents in the 2005 period.

Total revenues for the three months ended March 31, 2006 increased $898,000 or 2.5% to $36,905,000 from $36,007,000 for the three months ended March 31, 2005. Revenues from mortgage interest income decreased $260,000, or 6.7%, when compared to the same period in 2005. Revenues from rental income increased $499,000, or 4.3% in the 2006 period as compared to the 2005 period. Facility operating revenue increased $659,000 or 3.2% in the 2006 period compared to the 2005 period.

Of the $260,000 net decrease in mortgage interest income, increases totaling $274,000 are related to the increased income from new loans, and $108,000 is attributable to prepayment fees in 2006 from two Florida nursing facilities. Decreases in mortgage interest income relate primarily to mortgage loans paid off in 2005.

The $499,000 increase in rental income in 2006 resulted primarily from $675,000 increased rent from certain Alterra assisted living facilities offset by $176,000 reduced rent from two Marriott assisted living facilities.

The $659,000 increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts and New Hampshire for the three months ended March 31, 2006. The increase in facility operating revenues is attributable to a $773,000 increase in our Massachusetts and New Hampshire operating facilities and a $115,000 decrease in our Kansas and Missouri operating facilities.

Total expenses for the three months ended March 31, 2006 increased $877,000 or 3.4% to $26,731,000 from $25,854,000 for the 2005 period. Interest expense decreased $442,000 or 17.9% in the three months ended March 31, 2006 as compared to the 2005 period. Facility operating expense increased by $985,000 or 5.1% in the three months ended March 31, 2006 compared to the 2005 period.

Interest expense for the three months ended March 31, 2006 decreased primarily due to the payment of debt of $38,040,000 since December 2004. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result, was immediately accretive to earnings.

The $985,000 increase in facility operating expense relates primarily to the improved facility census in Massachusetts and New Hampshire facilities. The increase in facility operating expense is attributable to an increase of $766,000 in our Massachusetts and New Hampshire operating facilities and an increase of $223,000 in our Kansas and Missouri operating facilities. Expenses at these facilities increased also because of inflation and service improvements to enhance census.

Non-Operating Income -

Non-operating income for the three months ended March 31, 2006 decreased $3,552,000 or 59.7% compared to the same period in 2005. Non-operating income for the three months ended March 31, 2006 includes $1,148,000 of dividend income from marketable securities compared to $1,108,000 in the prior periods. Non-operating income for the three months ended March 31, 2006 included interest income of $1,223,000 compared to $749,000 in the prior period. The prior period of 2005 included a gain of $4,050,000 on the sale, as a result of merger, of ALC common stock for cash (after $5,022,000 of the ALC common sale proceeds is treated as a recovery.) When this security was called by ALC in 2005, we were required to report the "recovery" portion of the total gain in the same line item in the income statement as the previously recorded loss in 2001.

Discontinued Operations -

During the three months ended March 31, 2006 we received proceeds from the sale by the current owner in March 2006 of one nursing facility in Town & Country, Missouri. The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000. Proceeds were $5,482,000. This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing. As a result of having received final proceeds related to this facility, in March 2006, we have accounted for the December 2004 sale of this property under the full accrual method as required by SFAS No. 66. We recognized a $124,000 gain on the sale of this facility.

During the three months ended March 31, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,457,000. We recognized a gain of $748,000 on the sale of these facilities.

For the three months ended March 31, 2006 and 2005, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Funds From Operations

Our funds from operations ("FFO") for the three months ended March 31, 2006, on a diluted basis was $15,268,000, a decrease of $3,662,000 as compared to $18,930,000 for the same period in 2005. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

	Three Months Ended
	March 31
	2006	2005
(in thousands, except share and per share amounts)
Net income	$12,620	$16,794
Elimination of non-cash items in net income:
Real estate depreciation	2,710	2,795
Real estate depreciation in discontinued operations	62	61
Gain on sale of real estate	(124)	(748)
Basic funds from operations	15,268	18,902
Interest on convertible subordinated debentures	--	28

Diluted funds from operations	$15,268	$18,930

Basic funds from operations per share	$ .55	$ .69
Diluted funds from operations per share	$ .55	$ .68

Shares for basic funds from operations per share	27,843,217	27,580,665
Shares for diluted funds from operations per share	27,859,290	27,774,954

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

New Accounting Pronouncements

In December 2004, the FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123R"). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company adopted Statement 123R beginning January 1, 2006. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The adoption of Statements 123R has not had a significant impact on its financial statements other than the recording of compensation charges for option holders.

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement has not had an impact on the Company's financial statements.

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

See the notes to the Annual Financial Statements, and "Item 1. Business and Item 1A. Risk Factors" therein for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months when purchased. All of our mortgage and other notes receivable bear interest at fixed interest rates. Our investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and bears interest at a fixed rate of 8.5%. As a result of the short-term nature of our cash instruments and because the interest rates on our investments in notes receivable and preferred stock are fixed, a hypothetical 10% change in market interest rates would have no impact on our future earnings and cash flows related to these instruments.

As of March 31, 2006, $100,090,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $16,503,000 of our debt bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $19,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $19,000.

We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $2,145,000 change in the fair value of our investments in marketable securities. Item 4. Controls and Procedures.

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect or are reasonably likely to significantly affect internal controls during the quarter ended or subsequent to March 31, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None other than in the normal course of business.

Item 1A. Risk Factors.

During the quarter ended March 31,2006, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on ?Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders was held on May 2, 2006.

(b) Matters voted upon at the meeting were as follows:

PROPOSAL NO. 1: Re-election of Robert T. Webb to serve as a director for a term of three years or until his successor has been dully elected and qualified.

Nominee	Voting For	Withholding Authority
Robert T. Webb	25,179,129	677,274

PROPOSAL NO. 2. To ratify Amendment No. 1 to the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan.

Voting For	Voting Against	Abstaining
25,090,916	656,015	109,470

PROPOSAL NO. 3. To ratify the Audit Committee's selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2006.

Voting For	Voting Against	Abstaining
25,598,211	179,116	79,075

Item 5. Other Information. None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer
and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: May 4, 2006	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: May 4, 2006	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President/Controller
(Principal Financial Officer)