Form 10-Q
period 2006-06-30
NATIONAL HEALTH INVESTORS INC
filed 2006-08-08
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Yes No X

There were 27,749,239 shares of common stock outstanding as of August 8, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties:
Land	$ 30,078	$ 31,647
Buildings and improvements	345,008	362,907
Construction in progress	222	359
	375,308	394,913
Less accumulated depreciation	(135,497)	(131,784)
Real estate properties, net	239,811	263,129
Mortgage and other notes receivable, net	114,988	118,800
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	155,686	132,469
Marketable securities	20,680	19,553
Accounts receivable	5,366	5,581
Deferred costs and other assets	12,997	10,268
Total Assets	$587,660	$587,932

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	15,938	17,252
Convertible subordinated debentures	--	201
Accounts payable and other accrued expenses	23,205	26,471
Accrued interest	3,371	3,374
Dividends payable	13,320	12,524
Deferred income	3,038	3,142
Total Liabilities	158,872	162,964

Commitments, Guarantees and Contingencies

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized; 27,749,239
and 27,830,439 shares, respectively, issued and outstanding	278	278
Capital in excess of par value	461,384	464,389
Cumulative net income	645,608	613,208
Cumulative dividends	(691,431)	(664,729)
Unrealized gains on marketable securities, net	12,949	11,822
Total Stockholders' Equity	428,788	424,968
Total Liabilities and Stockholders' Equity	$587,660	$587,932

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements. The interim condensed balance sheet at December 31, 2005 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
REVENUES:	(in thousands, except share amounts)
Mortgage interest income	$ 4,219	$ 3,924	$ 7,866	$ 7,831
Rental income	11,597	11,075	23,187	22,166
Facility operating revenue	22,275	21,636	43,496	42,197
	38,091	36,635	74,549	72,194
EXPENSES:
Interest	2,042	1,929	4,070	4,399
Depreciation	2,931	3,031	5,864	6,033
Amortization of loan costs	33	34	67	106
Legal expense	181	175	226	322
Franchise, excise and other taxes	65	218	134	285
General and administrative	1,145	1,068	2,317	2,171
Loan and realty losses	--	4,000	--	8,550
Facility operating expense	20,613	20,219	40,973	39,594
	27,010	30,674	53,651	61,460

INCOME BEFORE NON-OPERATING INCOME	11,081	5,961	20,898	10,734
Non-operating income (investments and other)	2,822	6,568	5,224	17,544
INCOME FROM CONTINUING OPERATIONS	13,903	12,529	26,122	28,278

Discontinued Operations
Operating income from discontinued operations	187	286	464	583
Net gain on sale of real estate	5,690	--	5,814	748
	5,877	286	6,278	1,331

NET INCOME	$19,780	$12,815	$32,400	$29,609

Earnings per share:
Basic:
Income from continuing operations	$ .50	$ .45	$ .94	$ 1.02
Discontinued operations	.21	.01	.23	.05
Net income	.71	$ .46	1.17	$ 1.07

Diluted:
Income from continuing operations	$ .50	$ .45	$ .94	$ 1.02
Discontinued operations	.21	.01	.23	.05
Net income	.71	$ .46	$ 1.17	$ 1.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,752,502	27,705,245	27,791,255	27,643,300
Diluted	27,768,307	27,850,745	27,807,194	27,813,195

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 32,400	$ 29,609
Depreciation	6,045	6,388
Loan and realty losses	--	8,550
Net gain on sale of real estate	(5,814)	(2,619)
Amortization of loan costs	67	106
Realized gain and recovery on sale of marketable securities	--	(9,072)
Deferred income	--	85
Amortization of deferred income	(104)	(95)
Share based compensation	167	--
Decrease (increase) in accounts receivable	215	(240)
Increase in deferred costs and other assets	(2,796)	(2,591)
Increase (decrease) in accounts payable and other accrued expenses	(3,265)	5,232
Decrease in accrued interest payable	(3)	(6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	26,912	35,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(10,664)	(21,940)
Collection of mortgage and other notes receivable	2,928	2,146
Prepayment of mortgage notes receivable	11,548	--
Acquisition of property and equipment	(1,127)	(6,651)
Disposition of property and equipment	24,214	14,428
Sale of marketable securities	--	10,308
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	26,899	(1,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,314)	(35,089)
Redemption of subordinated convertible debentures	(201)	--
Stock options exercised	357	1,867
Repurchase of common stock	(3,529)	--
Dividends paid to stockholders	(25,907)	(28,286)
NET CASH USED IN FINANCING ACTIVITIES	(30,594)	(61,508)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,217	(27,870)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,469	161,215
CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,686	$133,345

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30
	2006	2005
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 3,682	$ 3,738

During the six months ended June 30, 2005, $476,000 of
Senior Subordinated Convertible Debentures were
converted into 67,995 shares of NHI's common stock:
Senior subordinated convertible debentures	--	$ (476)
Accrued interest	--	(3)
Common stock	--	1
Capital in excess of par value	--	478

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands, except share and unaudited amounts)

						Unrealized	Total
			Capital in			Gains	Stock-
	Common Stock		Excess of	Cumulative	Cumulative	(Losses) on	holders'
	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/05	27,830,439	$278	$464,389	$613,208	$(664,729)	$11,822	$424,968
Net income	--	--	--	32,400	--	--	32,400
Unrealized gains on securities	--	--	--	--	--	1,127	1,127
Total Comprehensive Income							33,527
Stock options exercised	15,000	--	357	--	--	--	357
Shares repurchased	(146,200)	(1)	(3,528)	--	--	--	(3,529)
Restricted stock issued	50,000	1	(1)	--	--	--	--
Share based compensation	--	--	167	--	--	--	167
Dividends to common stockholders	--	--	--	--	(26,702)	--	(26,702)
BALANCE AT 6/30/06	27,749,239	$278	$461,384	$645,608	$(691,431)	$12,949	$428,788

BALANCE AT 12/31/04	27,545,018	$275	$461,119	$558,800	$(614,785)	$20,130	$425,539
Net income	--	--	--	29,609	--	--	29,609
Unrealized losses on securities	--	--	--	--	--	(8,446)	(8,446)
Total Comprehensive Income							21,163
Stock options exercised	121,625	2	1,865	--	--	--	1,867
Shares issued in conversion of convertible
debentures to common stock	67,995	1	478	--	--	--	479
Dividends to common stockholders	--	--	--	--	(24,928)	--	(24,928)
BALANCE AT 6/30/05	27,734,638	$278	$463,462	$588,409	$(639,713)	$11,684	$424,120

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

Note 1. SIGNIFICANT ACCOUNTING POLICIES:

We, the management of National Health Investors, Inc., believe that the unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company") in all material respects. We assume that users of these interim financial statements have read or have access to the audited December 31, 2005 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. Our audited December 31, 2005 financial statements are available at our web site: www.nhinvestors.com.

Note 2. NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123R"). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company adopted Statement 123R beginning January 1, 2006. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The adoption of Statement 123R has not had a significant impact on our condensed consolidated financial statements other than the recording of compensation charges for option holders and restricted shares.

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections ("Statement 154"). This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement has not had an impact on the Company's financial statements.

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140" (FAS 155). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of FAS 155 beginning in fiscal 2007. The implementation of FAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of FAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements. Upon adoption, the cumulative effect of applying the provision of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.

Note 3. SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25") and related interpretations in accounting for our employee stock benefit plans. Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. Results for prior periods have not been restated.

Share Based Compensation Plans

The Compensation Committee of the Board of Directors ("the Committee") has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option ("ISO"), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding. The exercise price of any ISO's granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years. The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock are available to grant as share-based payments to employees, officers, directors or consultants. Options for 61,000 shares and Restricted Stock for 53,000 shares have been granted under the 2005 Plan during the six months ended June 30, 2006, leaving 1,386,000 shares available for future grants. The restricted stock granted vests over five years and the options granted vest over three years. The term of the options outstanding under the 2005 Plan is five years.

The NHI 1997 Stock Option Plan ("the 1997 Plan") provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. Options to purchase 180,000 shares are currently outstanding to the Board of Directors under the 1997 Stock Option Plan. All of the currently outstanding options under the 1997 stock option plan vested immediately upon grant and may be exercised at any time prior to expiration. The term of the options outstanding under the 1997 stock option plan is five years.

The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $167,000 for the six months ended June 30, 2006, consisting of $35,000 for restricted stock and $132,000 for stock options which is included in general and administrative expense in the condensed consolidated statements of income.

Determining Fair Value Under SFAS No. 123(R)

The fair value of each option award was estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table. Generally, awards are subject to clift vesting. Each grant is valued as a single award with an expected term based upon expected employee and termination behavior. Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that compensation expense is recognized at least equal to the portion of the grant-date fair value that is vested at that date. The expected volatility is derived using daily historical data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of year an option will be held before it is exercised.

The weighted average fair value per share of options granted was $1.96 and $2.51 for 2006 and 2005, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the requisite service period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2006 and 2005:

Grant Date	3/09/06	5/1/06	5/02/06	5/03/05
Dividend yield	8.19%	9.44%	8.90%	8.80%
Expected volatility	22.41%	23.73%	23.73%	21.69%
Expected lives	3 years	3.5 years	2.93 years	5 years
Risk-free interest rate	4.67%	4.90%	4.90%	3.81%
Expected forfeiture rate	0.00%	0.00%	0.00%	0.00%

Stock Option Activity

The following table summarizes option activity:

	Number	Weighted Average	Average Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
				(in thousands)
Outstanding December 31, 2005	135,000	$23.502
Options granted under 2005 Plan	61,000	25.650
Options granted under 1997 Plan	60,000	23.790
Options exercised under 1997 Plan	15,000	23.790
Outstanding June 30, 2006	241,000	24.100	3.824	$672

Exercisable June 30, 2006	180,000	23.574	3.528	564

Options	Exercise	Remaining Contractual
Outstanding	Price	Life in Years
30,000	$16.35	1.833
45,000	23.90	2.833
60,000	26.78	3.917
50,000	26.10	4.667
11,000	23.62	4.833
45,000	23.79	4.833
241,000

The weighted average remaining contractual life of all options outstanding at June 30, 2006 is 3.824 years. NHI's Board of Directors has authorized an additional 1,637,800 shares of common stock that may be issued under the share-based payments plans.

Options exercised during the six months ended June 30, 2006 included 15,000 shares at a weighted average exercise price of $23.79, a quoted market price of the stock of $26.32 on the exercise date and an intrinsic value of $2.53 per share. The closing market price of our common stock at June 30, 2006 was $26.89 per share. The intrinsic value of total options outstanding at June 30, 2006 was $2.79 per share. The intrinsic value of options exercisable at June 30, 2006 was $3.316 per share.

The weighted average fair values of stock options granted during the six months ended June 30, 2006 and 2005 were $1.96 and $2.51 per share, respectively. At June 30, 2006, we had unvested options to purchase 61,000 shares with a weighted average grant date fair value of $1.72 per share. As of June 30, 2006, we had $105,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods:

(in thousands)
2006	$ 34
2007	43
2008	23
2009	5
$105

At June 30, 2006, we had $1,270,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized over the following periods:

(in thousands)
2006	$ 52
2007	104
2008	104
2009	104
2010	757
2011	149
$1,270

Prior Period Pro Forma Presentations

Prior to 2006, our share-based compensation plan was accounted for using the intrinsic value method prescribed in APB No. 25 and related Interpretations. No share-based compensation was reflected in net income in the three month and six month periods ended June 30, 2006, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123R, our net income and basic and diluted net income per share would have been changed to the pro forma amounts indicated below.

	Three	Six
	Months	Months
	Ended	Ended
	6/30/05	6/30/05
(dollars in thousands, except per share amounts)
Net income - as reported	$12,815	$29,609
Less compensation cost that would be
recognized under fair value method	151	152
Net income - pro forma	$12,664	$29,457

Net earnings per share - as reported
Basic	$ .46	$ 1.07
Diluted	$ .46	$ 1.07

Net earnings per share - pro forma
Basic	$ .46	$ 1.06
Diluted	$ .46	$ 1.06

Note 4. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by facilities that we lease to others and facilities that are operated by others:

(Dollars in thousands)

	June 30, 2006			December 31, 2005
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 26,502	$ 3,576	$ 30,078	$ 27,598	$ 4,049	$ 31,647
Buildings and improvements	283,647	61,361	345,008	295,416	67,491	362,907
Construction in progress	---	222	222	--	359	359
	310,149	65,159	375,308	323,014	71,899	394,913
Less accumulated depreciation	(109,552)	(25,945)	(135,497)	(106,398)	(25,386)	(131,784)
Real estate properties, net	$200,597	$ 39,214	$239,811	$216,616	$ 46,513	$ 263,129

Foreclosure Properties

New England Properties - During 1999, we took over the operations of seven New England facilities. During 2001, we sold the properties to a not-for-profit entity and provided 100% financing consisting of 6.9% first mortgage proceeds totaling $40,526,000, maturing August, 2011. For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. For tax reporting purposes, the sale has been recorded. Any sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") are met, at which time we will report the sale under the full accrual method. Management believes that the carrying amount of these real estate properties at June 30, 2006 of $25,232,000 is recoverable.

Amounts included in the condensed consolidated financial statements applicable to the New England facilities are summarized as follows: (in thousands)

	Six Months Ended
	June 30
Income Statement:	2006	2005
Facility operating revenue	$27,769	$26,757

Facility operating expenses	25,449	24,361
Interest expense	4	4
Depreciation	1,310	1,242
Total Expenses	26,763	25,607
Net income	$ 1,006	$ 1,150

Balance Sheet:	June 30,	Dec. 31,
	2006	2005
Real estate properties, net	$25,232	$25,969
Cash	2,305	3,045
Accounts receivable	3,629	3,241
Other assets	11,356	9,157
Accounts payable and other accrued expenses	6,794	6,689

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at June 30, 2006 is recoverable. The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded. Our continuing involvement with these properties is as a creditor.

Kansas and Missouri Properties - In July 2001 we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our condensed consolidated financial statements since that date. During 2004, we sold the properties to a not-for-profit entity for $33,585,000 and provided 100% financing. Proceeds consisted of an 8.5% note for $20,585,000 maturing December 31, 2014, and a note for $13,000,000 with interest at 3% through December 31, 2007 and at prime plus 1% thereafter, maturing December 31, 2014. For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. For tax purposes, the sale has been recorded. Any sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

During the six months ended June 30, 2006, we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri. The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000. As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain.

Management believes that the carrying amount of the remaining Kansas and Missouri properties at June 30, 2006 of $13,982,000 is recoverable.

Amounts included in the condensed consolidated financial statements applicable to the Kansas and Missouri facilities are summarized as follows: (in thousands)

	Six Months Ended
	June 30
Income Statement:	2006	2005
Facility operating revenue	$15,728	$15,441

Facility operating expenses	15,527	15,232
Interest (income) expense	(1)	234
Depreciation	392	416
Total expenses	15,918	15,882
Net loss	$ (190)	$ (441)

Balance Sheet:	June 30,	Dec. 31,
	2006	2005
Real estate properties, net	$13,982	$20,544
Cash	3,205	3,422
Accounts receivable	1,985	2,946
Other assets	814	492
Accounts payable and other accrued expenses	7,836	9,579

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at June 30, 2006 is recoverable. The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded. Our continuing involvement with these properties is as a creditor.

Midwest Nursing Home Investors, Inc. ("Midwest") - An $8,735,000 first mortgage loan was secured by two nursing homes in Kansas and one in Wisconsin. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002 and an additional writedown of $2,000,000 during 2003. Payments to NHI were past due and the properties were foreclosed on in October 2004, resulting in our recording of real estate with a carrying value of $4,324,000. The remaining carrying value of $4,058,000 at June 30, 2006, is believed by management to be recoverable. The average recorded investment in these properties was $4,092,000 and $4,261,000 for the six months ended June 30, 2006 and 2005, respectively. Rental income of $265,000 and $250,000 was recognized on the Midwest Kansas properties for the six months ended June 30, 2006 and 2005, respectively.

Lease Terminations and Sales of Property

Regal and Royal Healthgate - In May 2006, two New Jersey nursing facilities were sold generating net proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

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

Lease income of $801,000 and $891,000 was recognized on these four facilities for the six months ended June 30, 2006 and 2005, respectively. In February 2005, the facility in Dallas, Texas was sold for proceeds of $7,911,000 and a loss of $851,000, which is included in discontinued operations. We believe that the carrying amount of these remaining three properties at June 30, 2006 of $24,672,000 is recoverable.

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

Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of these mortgage loans in the second quarter of 2005. The notes were recorded net of the $5,200,000 recorded loss on notes to AMA in 2002. Management believes that the remaining carrying amount of $5,808,000 at June 30, 2006 is realizable. The average recorded investment in the loans was $5,869,000, and $6,156,000 for the six months ended June 30, 2006 and 2005, respectively. The related amount of interest income recognized on the loans was $879,000, and $498,000 for the six months ended June 30, 2006 and 2005, respectively.

Miracle Hill Nursing and Convalescent Center ("Miracle Hill") - In September 1996, NHI provided financing to Miracle Hill. Management's analysis of the future expected cash flows consistent with SFAS 114, past, current and anticipated operating income of the project and liquidity of the facility, resulted in the recording of a $2,000,000 writedown of this mortgage loan in the second quarter of 2005. Management believes that the remaining carrying amount of $2,624,000 at June 30, 2006 is supported by the value of the underlying collateral. The average recorded investment in the Miracle Hill loan was $2,669,000, and $3,846,000 for the six months ended June 30, 2006 and 2005, respectively. The related amount of interest income recognized (representing cash received) on the loan was $247,000, and $256,000 for the six months ended June 30, 2006 and 2005, respectively.

Allgood HealthCare, Inc. ("Allgood") - We had two loans secured by five Georgia nursing home properties that were operated by Allgood. In January 2003, the borrowers filed for bankruptcy protection. We reported a $2,000,000 writedown of this mortgage loan in the first quarter of 2005 to reflect the loan's net realizable value.

In December 2005, two of these facilities were sold by the Bankruptcy Trustee pursuant to a plan of liquidation. Prior to the sale, NHI assigned its right to credit bid its mortgages to a third party operator who was the successful purchaser of these facilities. NHI provided the purchaser with $4,000,000 of first mortgage financing and agreed to loan up to a total of $800,000 of working capital (working capital balance is $122,000 at June 30, 2006). NHI has a first lien on all assets of the borrowers, including accounts receivable. Management believes that the carrying amount of $3,019,000 at June 30, 2006 is supported by the value of the collateral.

Management believes that the carrying amount of the remaining three facilities of $10,819,000 at June 30, 2006 is supported by the value of the collateral.

Subsequent to quarter end and effective July 1, 2006, two of the remaining three properties were sold to affiliates of the purchaser of the first two properties. NHI provided the purchaser with long-term first mortgage financing totaling $12,162,000 secured by all four facilities. The $800,000 commitment to loan working capital remains in place and can be used by any of the four facilities.

On July 1, 2006, the remaining property was sold to a third party operator by the Bankruptcy Trustee with NHI consenting to such sale. NHI provided the purchaser with short-term first mortgage financing totaling $5,692,000. The note bears interest at 9% and matures December 31, 2006.

National Health Realty, Inc. - On February 3, 2006, the $10,450,000 bank term loan of National Health Realty, Inc. was acquired by assignment from the bank to NHI. The assigned loan as amended requires monthly interest payments at the interest rate of 30 days LIBOR plus 1.00% (6.10% at June 30, 2006). Principal of $850,000 was paid during the six months. The unpaid principal ($9,600,000 at June 30, 2006) is due at maturity (January 2, 2008).

Note 6. INVESTMENTS IN MARKETABLE SECURITIES:

Our investments in marketable securities include available for sale securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
	6/30/06		12/31/05
		Fair		Fair
	Cost	Value	Cost	Value

Available for sale	$7,731	$20,680	$7,731	$19,553

Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

(in thousands)	6/30/06	12/31/05
Gross unrealized gains	$13,062	$11,941
Gross unrealized losses	(113)	(119)
	$12,949	$11,822

Our available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates.

During the six months ended June 30, 2006 and 2005, we received and recognized $2,303,000 and $2,239,000, respectively, of dividend income from our marketable securities. Such income is included in non-operating income in the condensed consolidated statements of income.

Proceeds from the sale of investments in available for sale securities during the six months ended June 30, 2005 were $10,308,000. Gross investment gains of $9,072,000 were realized on these sales during the six months ended June 30, 2005 which is included in non-operating income in the consolidated statements of income described as $5,022,000 of security recoveries and $4,050,000 of realized gains.

Note 7. DEBT

Early payoff of debt in January 2005 included a non-recourse mortgage bank note of $25,637,000 with a weighted average interest rate of 6.0% that was to mature in 2007, and first mortgage notes totaling $8,224,000 with a weighted average interest rate of 5.0% and that were to mature in 2006 and 2021.

Note 8. COMMITMENTS, GUARANTEES AND CONTINGENCIES:

At June 30, 2006, we were committed, subject to due diligence and financial performance goals, to fund approximately $1,280,000 in health care real estate projects, all of which are expected to be funded within the next 12 months. The commitments include additional mortgage investments for three long-term health care centers and one assisted living facility, all at an interest rate of prime plus 2.0%.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
BASIC:
Weighted average common shares	27,752,502	27,705,245	27,791,255	27,643,300

Income from continuing operations	$13,903,000	$12,529,000	$26,122,000	$28,278,000
Discontinued operations	187,000	286,000	464,000	583,000
Gain on sale of real estate	5,690,000	--	5,814,000	748,000

Net income	$19,780,000	$12,815,000	$32,400,000	$29,609,000

Income from continuing operations per common share	$ .50	$ .45	$ .94	$ 1.02
Discontinued operations per common share	.21	.01	.23	.05
Net income per common share	$ .71	$ .46	$ 1.17	$ 1.07

DILUTED:
Weighted average common shares	27,752,502	27,705,245	27,791,255	27,643,300
Stock options	15,805	31,436	15,939	34,577
Convertible subordinated debentures	--	114,064	--	135,318
Average common shares outstanding	27,768,307	27,850,745	27,807,194	27,813,195

Income from continuing operations	$13,903,000	$12,529,000	$26,122,000	$28,278,000
Interest on convertible subordinated debentures	--	21,000	--	49,000
Income from continuing operations	13,903,000	12,550,000	26,122,000	28,327,000
Discontinued operations	5,877,000	286,000	6,278,000	1,331,000
Net income assuming conversion of convertible sub-
ordinated debentures to common stock, if dilutive	$19,780,000	$12,836,000	$32,400,000	$29,658,000

Income from continuing operations per common share	$ .50	$ .45	$ .94	$ 1.02

Discontinued operations per common share	.21	.01	.23	.05
Net income per common share	$ .71	$ .46	$ 1.17	$ 1.07

Incremental Shares Excluded Since Anti-dilutive:
Options	110,000	--	110,000	60,000

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 10. NON-OPERATING INCOME

Non-operating income is outlined in the table below:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2006	2005	2006	2005
(in thousands)
Dividends	$1,155	$1,131	$2,303	$ 2,239
Equity in losses - investees	--	--	(26)	--
Recovery of securities	--	--	--	5,022
Realized gains on securities	--	--	--	4,050
Interest income	1,620	864	2,843	1,613
Gain on disposal of assets	--	1,871	--	1,871
Insurance proceeds	--	2,654	--	2,654
Other	47	48	104	95
	$2,822	$6,568	$5,224	$17,544

Note 11. DISCONTINUED OPERATIONS

In May 2006, two New Jersey nursing facilities were sold generating net proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

In March 2006, we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri. The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000. This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing. As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain.

During the six months ended June 30, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,457,000. We recognized a gain of $748,000 on the sale of these facilities.

For the six months ended June 30, 2006 and 2005, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share amounts)	2006	2005	2006	2005
Revenues:
Rental income	$ 215	$ 447	$ 662	$ 893
Facility operating revenue	8	2,221	2,067	4,299
	223	2,668	2,729	5,192
Expenses:
Depreciation	30	146	181	355
Facility operating expenses	6	2,236	2,084	4,254
	36	2,382	2,265	4,609
Operating income	187	286	464	583
Gain on sale of assets	5,690	--	5,814	748
Total discontinued operations	$5,877	$ 286	$6,278	$1,331

Discontinued operations per common share:
Basic	$ .21	$ .01	$ .23	$ .05
Diluted	$ .21	$ .01	$ .23	$ .05

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation, is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of June 30, 2006, we had interests in real estate owned, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $413,611,000. Founded in 1991, our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

Portfolio

As of June 30, 2006, we had investments in 143 health care facilities located in 18 states consisting of 101 long-term care facilities, one acute care hospital, four medical office buildings, 14 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $105,388,000 aggregate carrying value amount of loans to 14 borrowers and $239,811,000 of real estate investments with 15 lessees. Of these 143 facilities, 16 were acquired through foreclosure and are operated by us. These 16 facilities have been sold, but we have not yet met the accounting criteria to record the sales.

Our largest customer is National HeatlhCare Corporation ("NHC"). Of our 143 facilities, 41 are leased to NHC. These 41 facilities include four centers leased to other parties, the lease payments of which are guaranteed to us by NHC. Also, the 16 properties operated by us are managed by subsidiaries of NHC. NHC was our investment advisor until November 1, 2004. Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio operated by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 12.2% of total portfolio on June 30, 2006, based on the net book value of these properties. In 1991, these assets were transferred by NHC to NHI at their then current net book value, in a non-taxable exchange. Many of these assets were substantially depreciated as a result of having been carried on NHC's books for as many as 20 years. As a result, we believe that the fair market value of these assets is significantly in excess of their net book value. To illustrate, rental income in 2005 from these facilities was $33,328,000 or approximately 66% of our net book value. Therefore, NHC properties represent a smaller percentage of the portfolio. Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on a quarterly basis. In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, state survey results and other relevant information.

At June 30, 2006, 26.8% of the total invested assets of the health care facilities were operated by publicly-traded operators, 60.2% by regional operators, and 13.0% by small operators.

The following tables summarize our portfolio as of June 30, 2006:

Portfolio Statistics			Investment
	Properties	Investment	Percentage
Real Estate Properties	90	$239,811,000	69%
Mortgages and Notes Receivable	53	105,388,000	31%
Total Real Estate Portfolio	143	$345,199,000	100%

Real Estate Properties	Properties	Beds	Investments
Nursing Homes	66	8,657	$153,613,000
Assisted Living	14	1,138	58,918,000
Medical Office Buildings	4	124,427 sq. ft.	10,201,000
Retirement Homes	5	517	10,005,000
Hospitals	1	55	7,074,000
Total Real Estate Properties	90		$239,811,000
Mortgages and Notes Receivable
Nursing Homes	35	3,941	$ 99,214,000
Retirement Homes	1	60	1,961,000
Developmentally Disabled	17	108	4,213,000
Total Mortgages and Notes Receivable	53		105,388,000
Total Real Estate Portfolio	143		$345,199,000
Summary of Facilities by Type		Percentage of	Total
	Properties	Total Dollars	Dollars
Nursing Homes	101	73.24%	$252,827,000
Assisted Living	14	17.07%	58,918,000
Medical Office Buildings	4	2.96%	10,201,000
Retirement Homes	6	3.47%	11,966,000
Hospitals	1	2.05%	7,074,000
Developmentally Disabled	17	1.22%	4,213,000
Total Real Estate Portfolio	143	100.00%	$345,199,000

Portfolio by Operator Type:
Public	62	26.83%	$ 92,626,000
Regional	67	60.20%	207,813,000
Small Operator	14	12.97%	44,760,000
Total Real Estate Portfolio	143	100.00%	$345,199,000

		Percentage of	Dollar
Public Operators		Total Portfolio	Amount
National HealthCare Corp.		14.29%	$49,343,000
Community Health Systems, Inc.		3.81%	13,155,000
Sunrise Senior Living Services		3.80%	13,104,000
Sun Healthcare		2.52%	8,692,000
Res-Care, Inc.		1.22%	4,213,000
HCA - The Healthcare Company		1.19%	4,119,000
Total Public Operators		26.83%	$92,626,000

Operators who collectively operate more than 3% of our total real estate investments are as follows: NHC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, American HealthCare, LLC, SeniorTrust of Florida, Inc., and Senior Living Management Corporation.

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

We have focused on lowering our debt. Our debt to capitalization ratio on June 30, 2006 was 21.3%, the lowest level in our 14 year history. Our liquidity is also strong with cash and marketable securities of $176,366,000 exceeding our total debt outstanding of $115,938,000 at June 30, 2006.

On December 27, 2005, we reached an agreement with NHC to extend through December 31, 2021 our current lease on 41 of our real estate properties. These 41 facilities include four centers leased to other parties, and three retirement centers. This extension assures an ongoing relationship with our largest customer.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.

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

  For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15" ("SFAS 114"). On a quarterly basis, NHI reviews its notes receivable for realizability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

  While we believe that the carrying amounts of our properties are recoverable and our notes receivable, marketable securities and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

	Six Months Ended		Six Month Change
	June 30		$	%
	2006	2005
Cash and Cash equivalents at beginning of period	$132,469	$161,215	$(28,746)	-18%

Cash provided from operating activities	26,745	35,347	(8,602)	-23%

Cash provided from (used in) investing activities	26,899	(1,709)	28,608	1,674%

Cash used in financing activities	(30,427)	(61,508)	31,081	51%

Cash and cash equivalents at end of period	$155,686	$133,345	$22,341	17%

  Operating Activities - Net cash from operating activities generally includes net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment writedowns and recoveries, and gain on asset disposals. The $26,745,000 net cash provided from operating activities for the first six months of 2006 is primarily composed of increases due to net income of $32,400,000 and depreciation of $6,045,000. These amounts were offset primarily by working capital increases of $5,849,000 and gains on sale of real estate of $5,814,000.

  Net cash provided from operating activities decreased from $35,347,000 in the first six months of 2005 to $26,745,000 in the first six months of 2006 due primarily to an $8,244,000 increase in working capital change between periods, and a $358,000 decrease in items affecting net income in the first six months of 2006 as compared to the prior period. The $35,347,000 net cash provided from operating activities for the first six months of 2005 is composed of increases due to the following: (1) net income of $29,609,000, (2) depreciation of $6,388,000, (3) net loan and realty writedowns of $8,550,000 and (4) working capital decreases of $2,395,000. These amounts were offset by the following: (1) gain on sale of real estate of $2,619,000, and (2) recovery and gain on sale of marketable securities of $9,072,000.

  Investing Activities - Cash flows provided from investing activities during the first six months of 2006 included collections on mortgage and other notes receivable of $14,476,000 compared to $2,146,000 for the prior period. The $14,476,000 collections on mortgage and other notes receivable include $11,548,000 as a result of the early payoff from two Florida, one Kentucky, and nine Texas-based nursing facilities, and $2,928,000 of routine collections. Disposition of property and equipment provided $24,214,000 of proceeds for the first six months of 2006. The $24,214,000 property proceeds is attributable to the following: (1) the May 2006 sale of two New Jersey nursing facilities generating net proceeds of $17,570,000 and a gain of $5,690,000 and (2) the accounting for the sale of the Town & Country, Missouri nursing facility under the full accrual method as required by SFAS No. 66. During the first six months of 2006, we received $5,482,000 proceeds from the sale of this facility by the current owner in March 2006. The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000 reduced by net liabilities of $1,162,000. This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing. (See Note 4).

  In the prior period of 2005, proceeds from the disposition of property and equipment were $14,428,000 and marketable securities were $10,308,000.

  Cash flows used in investing activities during the first six months of 2006 included investments in real estate properties of $1,127,000 and in mortgage and other notes receivable of $10,664,000. The $1,127,000 investment in real estate properties is attributable to improvements of current operating facilities. The $10,664,000 investment in mortgage and other notes receivable includes $214,000 to current borrowers and $10,450,000 to NHR. On February 3, 2006, the $10,450,000 bank term loan of National Health Realty, Inc. was assigned to NHI. The assigned loan as amended requires monthly interest payments at the interest rate of 30 days LIBOR plus 1.00%. The unpaid principal ($9,600,000 at June 30, 2006) is due at maturity (January 2, 2008). Cash flows used in investing activities in the prior period included investments in real estate properties of $6,651,000 and in mortgage and other notes receivable of $21,940,000.

  Financing Activities - Net cash used in financing activities during the first six months of 2006 totaled $30,427,000 compared to $61,508,000 in the prior period. Cash flows used in financing activities for the first six months of 2006 included the following: (1) routine principal payments on debt of $1,314,000, (2) subordinated convertible debentures redeemed of $201,000, (3) dividends paid to stockholders of $25,907,000 and (4) repurchase of common stock of $3,529,000. This compares to the corresponding prior period activity of principal payments on debt of $35,089,000 and dividends paid to stockholders of $28,286,000.

  Contractual Obligations and Contingent Liabilities

  As of June 30, 2006, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt principal	$115,938	$ 3,813	$107,548	$3,712	$865
Debt interest	11,003	8,745	1,374	841	43
Loan commitments	1,280	1,280	--	--	--
Management fees to NHC	7,381	7,381	--	--	--
Advisory fees	2,019	2,019	--	--	--
Guarantee to insurance companies	113	113	--	--	--
	$137,734	$23,351	$108,922	$4,553	$908

  Off Balance Sheet Arrangements

  We currently have no outstanding guarantees or letters of credit except for those disclosed in Note 8. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. At June 30, 2006, we did not participate in any such financial instruments.

  Liquidity and Capital Resources

  At June 30, 2006, our liquidity is strong, with cash and marketable securities of $176,366,000 exceeding $115,938,000 of total debt outstanding. Further, our debt to book capitalization ratio declined to 21.3%, the lowest level in our 14 year history.

  Our next significant debt maturity of our $100 million 7.3% unsecured public notes is on July 16, 2007.

  We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ending December 31, 2006 and thereafter. NHI declared a dividend of 48 cents per common share to shareholders of record on June 30, 2006 payable on August 10, 2006 and a dividend of 48 cents per common share to shareholders of record March 31, 2006 payable on May 10, 2006. The 2005 fourth quarter dividend of $.45 per share was paid on January 10, 2006.

  Commitments

  At June 30, 2006, we were committed, subject to due diligence and financial performance goals, to fund approximately $1,280,000 in health care real estate projects, all of which are expected to be funded within the next 12 months. The commitments include additional mortgage investments for three long-term health care centers and one assisted living facility, all at an interest rate of prime plus 2%.

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

  The following table summarizes our writedowns for the six months ended June 30, 2006 and 2005, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Writedowns
(in thousands)
	Six Months Ended
	June 30
	2006	2005
Real estate	$ ---	$2,550
Mortgages	---	6,000
	$ ---	$8,550

  See Notes 4 and 5 to the financial statements for details of the properties identified as impaired real estate investments and non-performing loans.

  We believe that the carrying amounts of our real estate properties are recoverable and notes receivable are realizable, (including those identified as impaired or non-performing), and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

  Security Recoveries

  The following table summarizes our security recoveries for the six months ended June 30, 2006 and 2005, recorded in accordance with the provisions of SFAS 115:

Recoveries
(in thousands)	Six Months Ended
	June 30
	2006	2005
Securities	$ --	$5,022

  Assisted Living Concepts, Inc. (ALC) common stock was called in January 2005 resulting in a gain of $9,072,000 which is included in non-operating income in the consolidated statement of income, described as $5,022,000 of security recoveries and $4,050,000 of realized gains. These securities were previously identified as impaired in 2001.

  We believe that the carrying amounts of our investments in securities are realizable. However, future events could require us to make significant adjustments to our carrying amounts.

  Results of Operations

  Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

  Certain financial information for the three months ended June 30, 2005 has been retroactively reclassified pursuant to SFAS 144 for the presentation of operations discontinued during 2006 and 2005.

  Net income for the three months ended June 30, 2006 is $19,780,000 versus net income of $12,815,000 for the same period in 2005, an increase of 54.3%. Diluted earnings per common share increased 25 cents or 54.3% to 71 cents in the 2006 period from 46 cents in the 2005 period.

  Total revenues for the three months ended June 30, 2006 increased $1,456,000 or 4.0% to $38,091,000 from $36,635,000 for the three months ended June 30, 2005. Revenues from mortgage interest income increased $295,000, or 7.5%, when compared to the same period in 2005. Revenues from rental income increased $522,000, or 4.7% in the 2006 period as compared to the 2005 period. Facility operating revenue increased $639,000 or 3.0% in the 2006 period compared to the 2005 period.

  Of the $295,000 net increase in mortgage interest income, increases totaling $150,000 are related to the increased income from new loans; $187,000 is attributable to prepayment fees in the second quarter of 2006 from nine Texas nursing facilities; and $238,000 is a result of improved performance on existing loans. Decreases in mortgage interest income totaling $280,000 relate primarily to mortgage loans paid off in 2005 and 2006.

  The $522,000 increase in rental income in 2006 resulted primarily from $675,000 increased rent from certain Alterra assisted living facilities offset by $153,000 reduced rent from other tenants.

  The $639,000 increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties for the three months ended June 30, 2006. The increase in facility operating revenues is attributable to a $239,000 increase in our Massachusetts and New Hampshire operating facilities and a $400,000 increase in our Kansas and Missouri operating facilities.

  Total expenses for the three months ended June 30, 2006 decreased $3,664,000 or 11.9% to $27,010,000 from $30,674,000 for the 2005 period. Interest expense increased $113,000 or 5.9% in the three months ended June 30, 2006 as compared to the 2005 period. Loan and realty losses decreased $4,000,000 this period compared to the quarter for the prior year. Facility operating expense increased by $394,000 or 1.9% in the three months ended June 30, 2006 compared to the 2005 period.

  Interest expense for the three months ended June 30, 2006 increased primarily due to rate increases on variable rate debt.

  There were no loan and realty losses reported in the quarter ending June 30 this year. The prior year second quarter included the following: (1) $2,000,000 on mortgage loans with purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc., and (2) $2,000,000 on a Miracle Hill nursing home loan. Both of these impairments were as a result of declines in past, current and anticipated cash flow from the facilities collateralizing the loans discussed in Note 5.

  The $394,000 increase in facility operating expense relates primarily to the improved facility census. The increase in facility operating expense is attributable to an increase of $322,000 in our Massachusetts and New Hampshire operating facilities and an increase of $72,000 in our Kansas and Missouri operating facilities. Expenses at these facilities increased also because of inflation and service improvements to enhance census.

  Non-Operating Income -

  Non-operating income for the three months ended June 30, 2006 decreased $3,746,000 or 57.0% compared to the same period in 2005. Non-operating income for the three months ended June 30, 2006 includes $1,155,000 of dividend income from marketable securities compared to $1,131,000 in the prior period and interest income of $1,620,000 compared to $864,000 in the prior period. The prior period of 2005 included a gain of $1,871,000 on the sale of a Nashville, Tennessee facility and insurance proceeds of $2,654,000 on the Nashville facility.

  Discontinued Operations -

  In May 2006, two New Jersey nursing facilities were sold generating net proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

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

  For all previous periods, including the three months ended June 30, 2006 and 2005, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

  Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

  Certain financial information for the six months ended June 30, 2005 has been retroactively reclassified pursuant to SFAS 144 for the presentation of operations discontinued during 2006 and 2005.

  Net income for the six months ended June 30, 2006 is $32,400,000 versus net income of $29,609,000 for the same period in 2005, an increase of 9.4%. Diluted earnings per common share increased 10 cents or 9.3% to $1.17 in the 2006 period from $1.07 in the 2005 period.

  Total revenues for the six months ended June 30, 2006 increased $2,355,000 or 3.3% to $74,549,000 from $72,194,000 for the six months ended June 30, 2005. Revenues from mortgage interest income increased $35,000, or ..4%, when compared to the same period in 2005. Revenues from rental income increased $1,021,000, or 4.6% in the 2006 period as compared to the 2005 period. Facility operating revenue increased $1,299,000 or 3.1% in the 2006 period compared to the 2005 period.

  Of the $35,000 net increase in mortgage interest income, increases totaling $415,000 are related to the increased income from new loans, and $295,000 is attributable to prepayment fees in 2006 from two Florida and nine Texas nursing facilities. Decreases in mortgage interest income totaling $572,000 relate primarily to mortgage loans paid off in 2005 and 2006 and $103,000 is attributable to remaining loans.

  The $1,021,000 increase in rental income in 2006 resulted primarily from $1,350,000 increased rent from certain Alterra assisted living facilities offset by $329,000 reduced rent from other tenants.

  The $1,299,000 increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts and New Hampshire for the six months ended June 30, 2006. The increase in facility operating revenues is attributable to a $1,012,000 increase in our Massachusetts and New Hampshire operating facilities and a $287,000 increase in our Kansas and Missouri operating facilities.

  Total expenses for the six months ended June 30, 2006 decreased $7,809,000 or 12.7% to $53,651,000 from $61,460,000 for the 2005 period. Interest expense decreased $329,000 or 7.5% in the six months ended June 30, 2006 as compared to the 2005 period. Loan and realty losses decreased $8,550,000 this period compared to six months of the prior year. Facility operating expense increased by $1,379,000 or 3.5% in the six months ended June 30, 2006 compared to the 2005 period.

  There were no loan and realty losses reported in the six months ended June 30, this year. Realty impairments of $2,550,000 were recorded during the first six months of 2005 on two Florida assisted living facilities previously leased to Marriott Senior Living Services, as a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, as discussed in Note 4. Loan writedowns of $6,000,000 were recorded during the first six months of 2005 as follows: (1) $2,000,000 on two loans held by Algood HealthCare, Inc., (2) $2,000,000 on mortgage loans with purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc., and (3) $2,000,000 on a Miracle Hill nursing home loan. All these impairments were as a result of declines in past, current and anticipated cash flow from the facilities collateralizing the loans, as discussed in Note 5. Interest expense for the six months ended June 30, 2006 decreased primarily due to the payment of debt of $38,700,000 since December 2004. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result, was immediately accretive to earnings.

  The $1,379,000 increase in facility operating expense relates primarily to the improved facility census in Massachusetts and New Hampshire facilities. The increase in facility operating expense is attributable to an increase of $1,088,000 in our Massachusetts and New Hampshire operating facilities and an increase of $291,000 in our Kansas and Missouri operating facilities. Expenses at these facilities increased also because of inflation and service improvements to enhance census.

  Non-Operating Income -

  Non-operating income for the six months ended June 30, 2006 decreased $12,320,000 or 70.2% compared to the same period in 2005. Non-operating income for the six months ended June 30, 2006 includes $2,303,000 of dividend income from marketable securities compared to $2,239,000 in the prior period and interest income of $2,843,000 compared to $1,613,000 in the prior period. The prior period of 2005 included the following: (1) gross investment gains of $9,072,000 (described as $5,022,000 of security recoveries and $4,050,000 of realized gains) on the sale, as a result of merger, of ALC common stock for cash; (2) a gain of $1,871,000 on the sale of a Nashville, Tennessee facility, and (3) insurance proceeds of $2,654,000 on the Nashville facility.

  Discontinued Operations -

  In May 2006, two New Jersey nursing facilities were sold generating net proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

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

  For the six months ended June 30, 2006 and 2005, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

  Funds From Operations

  Our funds from operations ("FFO") for the six months ended June 30, 2006, on a diluted basis was $31,995,000, a decrease of $736,000 as compared to $32,731,000 for the same period in 2005. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures and the exercise of stock options using the treasury stock method.

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

  The following table reconciles net income to funds from operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(in thousands, except share and per share amounts)
Net income	$19,780	$12,815	$32,400	$29,609
Elimination of non-cash items in net income:
Real estate depreciation	2,649	2,770	5,270	5,448
Real estate depreciation in discontinued operations	--	111	139	244
Gain on sale of real estate	(5,690)	(1,871)	(5,814)	(2,619)
Basic funds from operations	16,739	13,825	31,995	32,682
Interest on convertible subordinated debentures	--	21	--	49

Diluted funds from operations	$16,739	$13,846	$31,995	$32,731

Basic funds from operations per share	$ .60	$ .50	$ 1.15	$ 1.18
Diluted funds from operations per share	$ .60	$ .50	$ 1.15	$ 1.18

Shares for basic funds from operations per share	27,752,502	27,705,245	27,791,255	27,643,300
Shares for diluted funds from operations per share	27,768,307	27,850,745	27,807,194	27,813,195

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

  New Accounting Pronouncements

  In December 2004, the FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123R"). The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company adopted Statement 123R beginning January 1, 2006. The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The adoption of Statement 123R has not had a significant impact on our condensed consolidated financial statements other than the recording of compensation charges for option holders and restricted shares.

  In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections ("Statement 154"). This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement has not had an impact on the Company's financial statements.

  In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140" (FAS 155). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of FAS 155 beginning in fiscal 2007. The implementation of FAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of FAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

  In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements. Upon adoption, the cumulative effect of applying the provision of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.

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

  As of June 30, 2006, $100,103,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $15,835,000 of our debt bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $39,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $39,000.

  We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

  Equity Price Risk

  We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $2,068,000 change in the fair value of our investments in marketable securities. Item 4. Controls and Procedures.

  As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings. None other than in the normal course of business.

  Item 1A. Risk Factors.

  During the quarter ended June 30, 2006, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: August 8, 2006	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: August 8, 2006	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President/Controller
(Principal Financial Officer)