Form 10-Q
period 2006-09-30
NATIONAL HEALTH INVESTORS INC
filed 2006-11-06
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Yes No X

There were 27,752,239 shares of common stock outstanding as of November 3, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	Sept. 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties:
Land	$ 30,078	$ 31,647
Buildings and improvements	345,270	362,907
Construction in progress	360	359
	375,708	394,913
Less accumulated depreciation	(138,424)	(131,784)
Real estate properties, net	237,284	263,129
Mortgage and other notes receivable, net	112,936	118,800
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	155,231	132,469
Marketable securities	22,487	19,553
Accounts receivable, net	5,282	5,581
Deferred costs and other assets	13,018	10,268
Total Assets	$584,370	$587,932

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	14,946	17,252
Convertible subordinated debentures	--	201
Accounts payable and other accrued expenses	20,889	26,471
Accrued interest	1,546	3,374
Dividends payable	13,320	12,524
Deferred income	2,968	3,142
Total Liabilities	153,669	162,964

Commitments, Guarantees and Contingencies

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized; 27,749,239
and 27,830,439 shares, respectively, issued and outstanding	278	278
Capital in excess of par value	461,431	464,389
Cumulative net income	658,987	613,208
Cumulative dividends	(704,751)	(664,729)
Unrealized gains on marketable securities, net	14,756	11,822
Total Stockholders' Equity	430,701	424,968
Total Liabilities and Stockholders' Equity	$584,370	$587,932

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements. The condensed balance sheet at December 31, 2005 is taken from the audited financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
REVENUES:	(in thousands, except share amounts)
Mortgage interest income	$ 3,380	$ 6,710	$ 11,246	$ 14,541
Rental income	11,377	10,852	34,564	33,018
Facility operating revenue	22,454	21,296	65,950	63,493
	37,211	38,858	111,760	111,052
EXPENSES:
Interest	2,034	2,101	6,104	6,500
Depreciation	2,928	3,039	8,792	9,072
Amortization of loan costs	34	34	101	140
Legal expense	166	45	392	367
Franchise, excise and other taxes	53	102	187	387
General and administrative	1,159	1,034	3,476	3,205
Loan and realty impairment losses	--	2,852	--	11,402
Facility operating expense	20,628	19,746	61,601	59,340
	27,002	28,953	80,653	90,413

INCOME BEFORE NON-OPERATING INCOME	10,209	9,905	31,107	20,639
Non-operating income (investments and other)	3,170	2,287	8,394	19,831
INCOME FROM CONTINUING OPERATIONS	13,379	12,192	39,501	40,470

Discontinued Operations
Operating income from discontinued operations	--	323	464	906
Net gain on sale of real estate	--	25	5,814	773
	--	348	6,278	1,679

NET INCOME	$13,379	$12,540	$45,779	$42,149

Earnings per share:
Basic:
Income from continuing operations	$ .48	$ .44	$ 1.42	$ 1.46
Discontinued operations	--	.01	.23	.06
Net income	$ .48	$ .45	$ 1.65	$ 1.52

Diluted:
Income from continuing operations	$ .48	$ .44	$ 1.42	$ 1.46
Discontinued operations	--	.01	.23	.06
Net income	$ .48	$ .45	$ 1.65	$ 1.52

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,699,239	27,741,424	27,760,247	27,676,367
Diluted	27,723,570	27,860,177	27,778,983	27,829,214

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 45,779	$ 42,149
Depreciation	8,972	9,573
Loan and realty impairment losses	--	8,550
Net gain on sale of real estate	(5,814)	(2,646)
Amortization of loan costs	101	140
Realized gain and recovery on sale of marketable securities	--	(9,072)
Deferred income	--	109
Amortization of deferred income	(174)	(197)
Share based compensation	214	--
Decrease (increase) in accounts receivable	299	(465)
Increase in deferred costs and other assets	(2,852)	(2,585)
Increase (decrease) in accounts payable and other accrued expenses	(5,581)	5,997
Decrease in accrued interest payable	(1,828)	(1,830)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,116	49,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(10,928)	(22,022)
Collection of mortgage and other notes receivable	5,244	8,635
Prepayment of mortgage notes receivable	11,548	--
Acquisition of property and equipment	(1,527)	(11,772)
Proceeds from disposition of property and equipment	24,214	14,452
Sale of marketable securities	--	10,308
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	28,551	(399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2,306)	(35,987)
Redemption of subordinated convertible debentures	(201)	--
Stock options exercised	357	2,130
Repurchase of common stock	(3,529)	--
Dividends paid to stockholders	(39,226)	(40,767)
NET CASH USED IN FINANCING ACTIVITIES	(44,905)	(74,624)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,762	(25,300)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,469	161,215
CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,231	$135,915

(continued)

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
	2006	2005
	(in thousands)

Supplemental Information:
Cash payments for interest expense	$ 7,351	$ 7,416

During the nine months ended September 30, 2005, $534,000 of
Senior Subordinated Convertible Debentures were
converted into 76,278 shares of NHI's common stock:
Senior subordinated convertible debentures	--	$ (534)
Accrued interest	--	(3)
Common stock	--	1
Capital in excess of par value	--	536

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands, except share amounts)

						Unrealized	Total
			Capital in			Gains	Stock-
	Common Stock		Excess of	Cumulative	Cumulative	(Losses) on	holders'
	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/05	27,830,439	$278	$464,389	$613,208	$(664,729)	$11,822	$424,968
Net income	--	--	--	45,779	--	--	45,779
Unrealized gains on securities	--	--	--	--	--	2,934	2,934
Total Comprehensive Income							48,713
Stock options exercised	15,000	--	357	--	--	--	357
Shares repurchased	(146,200)	(1)	(3,528)	--	--	--	(3,529)
Restricted stock issued	50,000	1	(1)	--	--	--	--
Share based compensation	--	--	214	--	--	--	214
Dividends to common stockholders	--	--	--	--	(40,022)	--	(40,022)
BALANCE AT 9/30/06	27,749,239	$278	$461,431	$658,987	$(704,751)	$14,756	$430,701

BALANCE AT 12/31/04	27,545,018	$275	$461,119	$558,800	$(614,785)	$20,130	$425,539
Net income	--	--	--	42,149	--	--	42,149
Unrealized losses on securities	--	--	--	--	--	(7,975)	(7,975)
Total Comprehensive Income							34,174
Stock options exercised	139,729	2	2,128	--	--	--	2,130
Shares issued in conversion of convertible
debentures to common stock	76,278	1	536	--	--	--	537
Dividends to common stockholders	--	--	--	--	(37,421)	--	(37,421)
BALANCE AT 9/30/05	27,761,025	$278	$463,783	$600,949	$(652,206)	$12,155	$424,959

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

Note 1. SIGNIFICANT ACCOUNTING POLICIES:

We, the management of National Health Investors, Inc., believe that the unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company") in all material respects. We assume that users of these interim financial statements have read or have access to the audited December 31, 2005 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders on Form 10-K for the year ended December 31, 2005 have been omitted. This interim consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. Our audited December 31, 2005 financial statements are available at our web site: www.nhinvestors.com.

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

In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock are available to grant as share-based payments to employees, officers, directors or consultants. Options for 86,000 shares and Restricted Stock for 53,000 shares have been granted under the 2005 Plan during the nine months ended September 30, 2006, leaving 1,361,000 shares available for future grants. The restricted stock granted vests over five years and the options granted vest over three to five years. The term of the options outstanding under the 2005 Plan is five years.

The NHI 1997 Stock Option Plan ("the 1997 Plan") provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. Options for 60,000 shares have been granted under the 1997 Plan during the nine months ended September 30, 2006, leaving 57,800 shares available for future grants. Options to purchase 180,000 shares are currently outstanding to the Board of Directors under the 1997 Stock Option Plan. All of the currently outstanding options under the 1997 stock option plan vested immediately upon grant and may be exercised at any time prior to expiration. The term of the options outstanding under the 1997 stock option plan is five years.

The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $214,000 for the nine months ended September 30, 2006, consisting of $61,000 for restricted stock and $153,000 for stock options which is included in general and administrative expense in the condensed consolidated statements of income.

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

The weighted average fair value per share of options granted was $1.95 and $2.51 for 2006 and 2005, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the requisite service period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
Dividend yield	8.71%	8.80%
Expected volatility	22.93%	21.69%
Expected lives	2.7 years	5 years
Risk-free interest rate	4.83%	3.81%
Expected forfeiture rate	0.00%	0.00%

Stock Option Activity

The following table summarizes option activity:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
				(in thousands)
Outstanding December 31, 2005	135,000	$23.502
Options granted under 2005 Plan	86,000	25.318
Options granted under 1997 Plan	60,000	23.790
Options exercised under 1997 Plan	(15,000)	23.790
Outstanding September 30, 2006	266,000	24.138	3.684	$1,115

Exercisable September 30, 2006	180,000	23.574	3.278	857

			Remaining
Grant	Options	Exercise	Contractual
Date	Outstanding	Price	Life in Years
4/24/03	30,000	$16.35	1.583
4/20/04	45,000	23.90	2.583
5/3/05	60,000	26.78	3.667
3/9/06	50,000	26.10	4.417
5/1/06	11,000	23.62	4.583
5/2/06	45,000	23.79	4.583
7/21/06	25,000	24.50	4.750
	266,000

The weighted average remaining contractual life of all options outstanding at September 30, 2006 is 3.684 years. NHI's Board of Directors has authorized an additional 1,684,800 shares of common stock that may be issued under the share-based payments plans.

Options exercised during the nine months ended September 30, 2006 included 15,000 shares at a weighted average exercise price of $23.79, a quoted market price of the stock of $26.32 on the exercise date and an intrinsic value of $2.53 per share. The closing market price of our common stock at September 30, 2006 was $28.33 per share. The intrinsic value of total options outstanding at September 30, 2006 was $4.19 per share. The intrinsic value of options exercisable at September 30, 2006 was $4.76 per share.

The weighted average fair values of stock options granted during the nine months ended September 30, 2006 and 2005 were $1.95 and $2.51 per share, respectively. At September 30, 2006, we had unvested options to purchase 86,000 shares with a weighted average grant date fair value of $1.53 per share. As of September 30, 2006, we had $132,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods:

(in thousands)
2006	$ 21
2007	60
2008	36
2009	11
2010	3
2011	1
$132

At September 30, 2006, we had $1,244,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized over the following periods:

(in thousands)
2006	$ 26
2007	104
2008	104
2009	104
2010	757
2011	149
$1,244

Prior Period Pro Forma Presentations

Prior to 2006, our share-based compensation plan was accounted for using the intrinsic value method prescribed in APB No. 25 and related Interpretations. No share-based compensation was reflected in net income in the three month and nine month periods ended September 30, 2005, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123R, our net income and basic and diluted net income per share would have been changed to the pro forma amounts indicated below.

	Three	Nine
	Months	Months
	Ended	Ended
	9/30/05	9/30/05
(dollars in thousands, except per share amounts)
Net income - as reported	$12,540	$42,149
Less compensation cost that would be
recognized under fair value method	1	153
Net income - pro forma	$12,539	$41,996

Net earnings per share - as reported
Basic	$ .45	$ 1.52
Diluted	$ .45	$ 1.52

Net earnings per share - pro forma
Basic	$ .45	$ 1.51
Diluted	$ .45	$ 1.51

Note 4. REAL ESTATE PROPERTIES:

The following table summarizes NHI's real estate properties by facilities that we lease to others and facilities that are operated by others:

(Dollars in thousands)

	September 30, 2006			December 31, 2005
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 26,502	$ 3,576	$ 30,078	$ 27,598	$ 4,049	$ 31,647
Buildings and improvements	283,638	61,632	345,270	295,416	67,491	362,907
Construction in progress	123	237	360	--	359	359
	310,263	65,445	375,708	323,014	71,899	394,913
Less accumulated depreciation	(111,664)	(26,760)	(138,424)	(106,398)	(25,386)	(131,784)
Real estate properties, net	$198,599	$ 38,685	$237,284	$216,616	$ 46,513	$ 263,129

Foreclosure Properties

New England Properties - During 1999, we took over the operations of seven New England facilities. During 2001, we sold the properties to a not-for-profit entity and provided 100% financing consisting of 6.9% first mortgage proceeds totaling $40,526,000, maturing August, 2011. For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. For tax reporting purposes, the sale has been recorded with gain on sale to be recorded under the installment method as cash payments are received. For financial reporting purposes, sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") are met, at which time we will report the sale under the full accrual method. Management believes that the carrying amount of these real estate properties at September 30, 2006 of $24,735,000 is recoverable.

Amounts included in the condensed consolidated financial statements applicable to the New England facilities are summarized as follows: (in thousands)

	Nine Months Ended
	September 30
Income Statement:	2006	2005
Facility operating revenue	$41,688	$40,001

Facility operating expenses	38,182	36,604
Interest expense	7	6
Depreciation	1,960	1,864
Total Expenses	40,149	38,474
Net income	$ 1,539	$ 1,527

Balance Sheet:	Sept. 30,	Dec. 31,
	2006	2005
Real estate properties, net	$24,735	$25,969
Cash	2,730	3,045
Accounts receivable	3,662	3,241
Other assets	11,074	9,157
Accounts payable and other accrued expenses	6,618	6,689

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at September 30, 2006 is recoverable. The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded. Our continuing involvement with these properties is as a creditor.

Kansas and Missouri Properties - In July 2001 we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our condensed consolidated financial statements since that date. During 2004, we sold the properties to a not-for-profit entity for $33,585,000 and provided 100% financing. Proceeds consisted of an 8.5% note for $20,585,000 maturing December 31, 2014, and a note for $13,000,000 with interest at 3% through December 31, 2007 and at prime plus 1% thereafter, maturing December 31, 2014. For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period. For tax purposes, the sale has been recorded as an installment sale. For financial reporting purposes, sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

During the nine months ended September 30, 2006, we received $5,482,000 in cash from the sale by the not-for-profit entity of the nursing facility in Town & Country, Missouri. The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000. This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing. As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain in the first quarter of 2006.

Management believes that the carrying amount of the remaining Kansas and Missouri properties at September 30, 2006 of $13,950,000 is recoverable.

Amounts included in the condensed consolidated financial statements applicable to the Kansas and Missouri facilities are summarized as follows: (in thousands)

	Nine Months Ended
	September 30
Income Statement:	2006	2005
Facility operating revenue	$24,263	$23,493

Facility operating expenses	23,421	22,735
Interest (income) expense	(5)	245
Depreciation	558	625
Total expenses	23,974	23,605
Net income (loss)	$ 289	$ (112)

Balance Sheet:	Sept. 30,	Dec. 31,
	2006	2005
Real estate properties, net	$13,950	$20,544
Cash	4,366	3,422
Accounts receivable	2,041	2,946
Other assets	576	492
Accounts payable and other accrued expenses	8,343	9,579

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at September 30, 2006 is recoverable. The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded. Our continuing involvement with these properties is as a creditor.

Midwest Nursing Home Investors, Inc. ("Midwest") - An $8,735,000 first mortgage loan was secured by two nursing homes in Kansas and one in Wisconsin. Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of this mortgage loan value during 2002 and an additional writedown of $2,000,000 during 2003. Payments to NHI were past due and the properties were foreclosed on in October 2004, resulting in our recording of real estate with a carrying value of $4,324,000. The remaining carrying value of $4,025,000 at September 30, 2006, is believed by management to be recoverable. The average recorded investment in these properties was $4,075,000 and $4,242,000 for the nine months ended September 30, 2006 and 2005, respectively. Rental income of $391,000 and $370,000 was recognized on the Midwest Kansas properties for the nine months ended September 30, 2006 and 2005, respectively. Lease Terminations and Sales of Property

Regal and Royal Healthgate - In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

Manor House of Charlotte - In January 2005, this facility was sold generating net proceeds of $3,571,000, and a gain of $1,624,000, which is included in discontinued operations as well as the operating results of this facility for all periods presented.

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

Lease income of $1,131,000 and $1,256,000 was recognized on these four facilities for the nine months ended September 30, 2006 and 2005, respectively. In February 2005, the facility in Dallas, Texas was sold for cash proceeds of $7,911,000 and a loss of $851,000, which is included in discontinued operations as well as the operating results of this facility for all periods presented. We believe that the carrying amount of these remaining three properties at September 30, 2006 of $24,624,000 is recoverable.

Note 5. MORTGAGE AND OTHER NOTES RECEIVABLE:

American Medical Associates, Inc. ("AMA") - On May 1, 2004, NHI financed the purchase of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. and previously financed by NHI. The amount of the new mortgage loans total $14,500,000 and the notes mature May 14, 2009.

Management's analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 writedown of these mortgage loans in the second quarter of 2005. The notes were recorded net of the $5,200,000 recorded loss on notes to AMA in 2002. Management believes that the remaining carrying amount of $5,723,000 at September 30, 2006 is realizable. The average recorded investment in the loans was $5,827,000, and $7,106,000 for the nine months ended September 30, 2006 and 2005, respectively. The related amount of interest income recognized on the loans was $1,201,000, and $806,000 for the nine months ended September 30, 2006 and 2005, respectively.

Subsequent to the balance sheet date, on October 2, 2006, the borrower who replaced American Medical Associates, Inc. in May 2004 prepaid the mortgage loans on two of the three facilities. As a result, we received $8,116,000, representing the full principal balances on the notes in cash resulting in a gain of $5,950,000 which will be recognized in the fourth quarter of 2006. The remaining property located in Ocoee, Florida has a principal balance of $5,736,000 and has a carrying amount of $3,557,000 at September 30, 2006.

Miracle Hill Nursing and Convalescent Center ("Miracle Hill") - In September 1996, NHI provided financing to Miracle Hill. Management's analysis of the future expected cash flows consistent with SFAS 114, past, current and anticipated operating income of the project and liquidity of the facility, resulted in the recording of a $2,000,000 writedown of this mortgage loan in the second quarter of 2005. Management believes that the remaining carrying amount of $2,577,000 at September 30, 2006 is supported by the value of the underlying collateral. The average recorded investment in the Miracle Hill loan was $2,646,000, and $3,824,000 for the nine months ended September 30, 2006 and 2005, respectively. The related amount of interest income recognized (representing cash received) on the loan was $371,000, and $381,000 for the nine months ended September 30, 2006 and 2005, respectively.

Allgood HealthCare, Inc. ("Allgood") - We had two loans secured by five Georgia nursing home properties that were operated by Allgood. In January 2003, the borrowers filed for bankruptcy protection. We reported a $2,000,000 writedown of this mortgage loan in the first quarter of 2005 to adjust the loan to its estimated net realizable value. Estate proceeds of $1,247,000 received in August 2006 were applied to the loan.

In December 2005, two of these facilities were sold by the Bankruptcy Trustee pursuant to a plan of liquidation. Prior to the sale, NHI assigned its right to credit bid its mortgages to a third party operator who was the successful purchaser of these facilities. NHI provided the purchaser with $4,000,000 of first mortgage financing and agreed to loan up to a total of $800,000 of working capital. NHI had a first lien on all assets of the borrowers, including accounts receivable.

Effective July 1, 2006, two of the remaining three properties were sold to affiliates of the purchaser of the first two properties. NHI provided the purchaser with long-term first mortgage financing totaling $12,162,000 secured by all four facilities. The Note bears interest at 9% and matures July 1, 2016. The $800,000 commitment to loan working capital remains in place (working capital balance is $122,000 at September 30, 2006) and can be used by any of the four facilities. The carrying amount of this note is $9,921,000 at September 30, 2006, which management believes is supported by the value of the collateral.

On July 1, 2006, the remaining property was sold to a third party operator by the Bankruptcy Trustee with NHI consenting to such sale. NHI provided the purchaser with short-term first mortgage financing totaling $5,692,000. The note bears interest at 9% and matures December 31, 2006. The carrying amount of this note is $3,618,000 at September 30, 2006, which management believes is supported by the value of the collateral.

National Health Realty, Inc. - We purchased by assignment on February 3, 2006, a $10,450,000 bank term loan, owed by National Health Realty, Inc. The assigned loan as amended requires monthly interest payments at the interest rate of 30 days LIBOR plus 1.00% (6.33% at September 30, 2006). Principal of $1,275,000 was paid during the nine months. The unpaid principal ($9,175,000 at September 30, 2006) is due at maturity (January 2, 2008).

Note 6. INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available for sale securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following:

(in thousands)
	9/30/06		12/31/05
		Fair		Fair
	Cost	Value	Cost	Value

Available for sale	$7,731	$22,487	$7,731	$19,553

Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

(in thousands)	9/30/06	12/31/05
Gross unrealized gains	$14,853	$11,941
Gross unrealized losses	(97)	(119)
	$14,756	$11,822

Our available for sale marketable securities consist of the common stock of other publicly traded REITs. None of these available for sale marketable securities have stated maturity dates.

During the nine months ended September 30, 2006 and 2005, we received and recognized $3,459,000 and $3,371,000, respectively, of dividend income from our marketable securities. Such income is included in non-operating income in the condensed consolidated statements of income.

Proceeds from the sale of investments in available for sale securities during the nine months ended September 30, 2005 were $10,308,000. Gross investment gains of $9,072,000 were realized on these sales during the nine months ended September 30, 2005 which is included in non-operating income in the consolidated statements of income described as $5,022,000 of security recoveries and $4,050,000 of realized gains.

Note 7. DEBT

Because of the maturity in one year of the $100,000 million 7.3% unsecured public notes on July 16, 2007, we received a waiver in the covenants related to this debt with the understanding that we will maintain at least $100 million of cash and marketable securities until the debt is paid.

Early payoff of debt in January 2005 included a non-recourse mortgage bank note of $25,637,000 with a weighted average interest rate of 6.0% that was to mature in 2007, and first mortgage notes totaling $8,224,000 with a weighted average interest rate of 5.0% and that were to mature in 2006 and 2021.

Note 8. COMMITMENTS, GUARANTEES AND CONTINGENCIES:

At September 30, 2006, we were committed, subject to due diligence and financial performance goals, to fund approximately $1,674,000 in health care real estate projects, all of which are expected to be funded within the next 12 months. The commitments include additional mortgage investments for three long-term health care centers and one assisted living facility, all at an interest rate of prime plus 2.0%.

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

Diluted earnings per share assumes, if dilutive, the conversion of convertible subordinated debentures (fully retired in 2006) and the exercise of stock options using the treasury stock method. Net income is increased for interest expense on the convertible subordinated debentures, if dilutive.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
BASIC:
Weighted average common shares	27,699,239	27,741,424	27,760,247	27,676,367

Income from continuing operations	$13,379,000	$12,192,000	$39,501,000	$40,470,000
Discontinued operations	--	348,000	6,278,000	1,679,000

Net income	$13,379,000	$12,540,000	$45,779,000	$42,149,000

Income from continuing operations per common share	$ .48	$ .44	$ 1.42	$ 1.46
Discontinued operations per common share	--	.01	.23	.06
Net income per common share	$ .48	$ .45	$ 1.65	$ 1.52

DILUTED:
Weighted average common shares	27,699,239	27,741,424	27,760,247	27,676,367
Stock options	21,360	32,327	17,746	33,827
Restricted shares	2,971	--	990	--
Convertible subordinated debentures	--	86,426	--	119,020
Average common shares outstanding	27,723,570	27,860,177	27,778,983	27,829,214

Income from continuing operations	$13,379,000	$12,192,000	$39,501,000	$40,470,000
Interest on convertible subordinated debentures	--	17,000	--	66,000
Income from continuing operations	13,379,000	12,209,000	39,501,000	40,536,000
Discontinued operations	--	348,000	6,278,000	1,679,000
Net income assuming conversion of convertible sub-
ordinated debentures to common stock, if dilutive	$13,379,000	$12,557,000	$45,779,000	$42,215,000

Income from continuing operations per common share	$ .48	$ .44	$ 1.42	$ 1.46
Discontinued operations per common share	--	.01	.23	.06
Net income per common share	$ .48	$ .45	$ 1.65	$ 1.52

Incremental Shares Excluded Since Anti-dilutive:
Options	110,000	--	135,000	--

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 10. NON-OPERATING INCOME

Non-operating income is outlined in the table below:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2006	2005	2006	2005
(in thousands)
Dividends	$1,156	$1,132	$3,459	$ 3,371
Equity in losses - investees	--	--	(26)	--
Recovery of securities	--	--	--	5,022
Realized gains on securities	--	--	--	4,050
Interest income	1,945	1,051	4,788	2,664
Gain on disposal of assets	--	--	--	1,871
Insurance proceeds	--	--	--	2,654
Other	69	104	173	199
	$3,170	$2,287	$8,394	$19,831

Note 11. DISCONTINUED OPERATIONS

In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

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

For the nine months ended September 30, 2006 and 2005, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share amounts)	2006	2005	2006	2005
Revenues:
Rental income	$ --	$ 446	$ 662	$1,339
Facility operating revenue	--	2,229	2,067	6,528
	--	2,675	2,729	7,867
Expenses:
Depreciation	--	146	181	501
Facility operating expenses	--	2,206	2,084	6,460
	--	2,352	2,265	6,961
Operating income	--	323	464	906
Gain on sale of assets	--	25	5,814	773
Total discontinued operations	$ --	$ 348	$6,278	$1,679

Discontinued operations per common share:
Basic	$ --	$.01	$ .23	$ .06
Diluted	$ --	$.01	$ .23	$ .06

Note 12. SUBSEQUENT EVENTS

Early Mortgage Payoff - On October 2, 2006, the borrower who replaced American Medical Associates, Inc. in May, 2004 prepaid the mortgages on two of the three Florida-based facilities. As a result, we received $8,116,000, representing the full principal balances of the notes, resulting in a gain of $5,950,000 which will be recognized in the fourth quarter. (See Note 5)

Acquisition Offer - On October 5, 2006, we received an offer from W. Andrew Adams, our Chairman and CEO, a significant shareholder and President of Management Advisory Source, LLC, NHI's management advisor, to acquire all of our outstanding shares of common stock for $30.00 per share. The offer is subject to certain conditions and contingencies. The Board of Directors formed a Special Committee of independent directors for the purpose of evaluating strategic alternatives to enhance shareholder value. Additionally, the Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.

The Special Committee has informed Mr. Adams that it considers his proposal to be inadequate and that the Special Committee desires more particular information about the proposal. The Special Committee will review and assess the details of the proposal when provided in order to determine the appropriate course of action that will serve the best interests of our shareholders.

On October 13, 2006, a lawsuit was filed in Chancery Court for the State of Tennessee, Rutherford County, against the individual directors serving on the Special Committee alleging breach of fiduciary duty and improper action in connection with the offer by Mr. Adams. The directors intend to vigorously defend the allegations in the complaint. NHI has previously indemnified all members of the Board of Directors for all actions related to NHI, including serving on the Special Committee. NHI expects that indemnification to cover the expenses incurred by the directors in the defense of this action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation, is a real estate investment trust ("REIT") that invests primarily in income producing health care properties with emphasis on the long-term care sector. As of September 30, 2006, we had interests in real estate owned, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $410,839,000. Founded in 1991, our mission is to invest in health care real estate which generates current income that will be distributed to stockholders. We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide primarily in the long-term health care industry.

Portfolio

As of September 30, 2006, we had investments in 143 health care facilities located in 18 states consisting of 101 long-term care facilities, one acute care hospital, four medical office buildings, 14 assisted living facilities, six retirement centers and 17 residential projects for the developmentally disabled. These investments consisted of approximately $103,761,000 aggregate carrying value amount of loans to 17 borrowers and $237,284,000 of real estate investments with 15 lessees. Of these 143 facilities,16 were acquired through foreclosure and are operated by us. These 16 facilities have been sold, but we have not yet met the accounting criteria to record the sales.

Our largest customer is National HealthCare Corporation ("NHC"). Of our 143 facilities, 41 are leased to NHC. These 41 facilities include four centers leased to other parties, the lease payments of which are guaranteed to us by NHC. Also, the 16 properties operated by us are managed by subsidiaries of NHC. NHC was our investment advisor until November 1, 2004. Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio operated by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 11.8% of total portfolio on September 30, 2006, based on the net book value of these properties. In 1991, these assets were transferred by NHC to NHI at their then current net book value, in a non-taxable exchange. Many of these assets were substantially depreciated as a result of having been carried on NHC's books for as many as 20 years. As a result, we believe that the fair market value of these assets is significantly in excess of their net book value. To illustrate, rental income in 2005 from these facilities was $33,328,000 or approximately 66% of our net book value. Therefore, NHC properties represent a smaller percentage of the portfolio. Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on a quarterly basis. In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, state survey results and other relevant information.

At September 30, 2006, 26.8% of the total invested assets of the health care facilities were operated by publicly-traded operators, 60.5% by regional operators, and 12.7% by small operators.

The following tables summarize our portfolio as of September 30, 2006:

Portfolio Statistics			Investment
	Properties	Investment	Percentage
Real Estate Properties	90	$237,284,000	70%
Mortgages and Notes Receivable	53	103,761,000	30%
Total Real Estate Portfolio	143	$341,045,000	100%

Real Estate Properties	Properties	Beds	Investments
Nursing Homes	66	8,557	$151,532,000
Assisted Living	14	1,161	58,650,000
Medical Office Buildings	4	124,427 sq. ft.	10,092,000
Retirement Homes	5	560	10,024,000
Hospitals	1	55	6,986,000
Total Real Estate Properties	90		$237,284,000
Mortgages and Notes Receivable
Nursing Homes	35	3,941	$ 97,639,000
Retirement Homes	1	60	1,949,000
Developmentally Disabled	17	108	4,173,000
Total Mortgages and Notes Receivable	53		103,761,000
Total Real Estate Portfolio	143		$341,045,000

Summary of Facilities by Type		Percentage of	Total
	Properties	Total Dollars	Dollars
Nursing Homes	101	73.06%	$249,171,000
Assisted Living	14	17.20%	58,650,000
Medical Office Buildings	4	2.96%	10,092,000
Retirement Homes	6	3.51%	11,973,000
Hospitals	1	2.05%	6,986,000
Developmentally Disabled	17	1.22%	4,173,000
Total Real Estate Portfolio	143	100.00%	$341,045,000

Portfolio by Operator Type:
Public	62	26.81%	$ 91,441,000
Regional	67	60.49%	206,306,000
Small Operator	14	12.70%	43,298,000
Total Real Estate Portfolio	143	100.00%	$341,045,000

		Percentage of
		Total Real Estate	Dollar
Public Operators		Portfolio	Amount
National HealthCare Corp.		14.24%	$48,563,000
Sunrise Senior Living Services		3.82%	13,011,000
Community Health Systems, Inc.		3.81%	13,008,000
Sun Healthcare		2.53%	8,616,000
Res-Care, Inc.		1.22%	4,173,000
HCA - The Healthcare Company		1.19%	4,070,000
Total Public Operators		26.81%	$91,441,000

Operators who collectively operate more than 3% of our total real estate investments are as follows: NHC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, American HealthCare, LLC, SeniorTrust of Florida, Inc., and Senior Living Management Corporation.

Areas of Focus

We have focused on lowering our debt for the past five years. Our debt to capitalization ratio on September 30, 2006 was 21.1%, the lowest level in our 14 year history. Our liquidity is also strong with cash and marketable securities of $177,718,000 exceeding our total debt outstanding of $114,946,000 at September 30, 2006.

On December 27, 2005, we reached an agreement with NHC to extend through December 31, 2021 our current lease on 41 of our real estate properties. These 41 facilities include four centers leased to other parties, and three retirement centers. This extension assures an ongoing relationship with our largest customer.

As a result of our strong liquidity, we anticipated making new investments during 2006. Although we evaluated a number of potential investments during the year, no new investments were closed. At this time, we are continuing to cautiously evaluate new investments but we are concerned that the current prices being offered for health care assets exceed our risk tolerance.

Recently we received an offer from our Chairman and CEO to acquire all of our outstanding shares of common stock for $30 per share in cash or in equity in a new company. The offer is subject to certain conditions and contingencies. Our Board of Directors formed a Special Committee of independent directors for the purpose of evaluating this proposal or other strategic alternatives to enhance stockholder value. Although the Special Committee rejected the offer as inadequate, the Special Committee has hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.

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

  2) Revenue recognition - mortgage interest and rental income - We collect interest and rent from our customers. Generally our policy is to recognize revenues on an accrual basis as earned. However, there are certain of our customers for which we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not realizable. For these nonperforming investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected. We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due. This policy could cause our revenues to vary significantly from period to period. Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under SFAS 13 "Accounting for Leases" to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.

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

	Nine Months Ended		Nine Month Change
	September 30		$	%
	2006	2005
Cash and cash equivalents at beginning of period	$132,469	$161,215	$(28,746)	(18%)

Cash provided from operating activities	39,116	49,723	(10,607)	(21%)

Cash provided from (used in) investing activities	28,551	(399)	28,950	7,256%

Cash used in financing activities	(44,905)	(74,624)	29,719	40%

Cash and cash equivalents at end of period	$155,231	$135,915	$19,316	14%

  Operating Activities - Net cash from operating activities generally includes net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment writedowns and recoveries, and gain on asset disposals. The $39,116,000 net cash provided from operating activities for the nine months ended September 30, 2006 is primarily composed of increases due to net income of $45,779,000 and depreciation of $8,972,000. These amounts were offset primarily by working capital increases of $9,962,000 and gains on sale of real estate of $5,814,000.

  Net cash provided from operating activities decreased from $49,723,000 in the nine months ended September 30, 2005 to $39,116,000 in the nine months ended September 30, 2006 due primarily to an $11,079,000 increase in working capital change between periods, and a $472,000 decrease in items affecting net income in the nine months ended September 30, 2006 as compared to the prior period. The $49,723,000 net cash provided from operating activities for the nine months ended September 30, 2005 is composed of increases due to the following: (1) net income of $42,149,000, (2) depreciation of $9,573,000, (3) net loan and realty writedowns of $8,550,000 and (4) working capital decreases of $1,117,000. These amounts were offset by the following: (1) gain on sale of real estate of $2,646,000, and (2) recovery and gain on sale of marketable securities of $9,072,000.

  Investing Activities - Cash flows provided from investing activities during the nine months ended September 30, 2006 included collections on mortgage and other notes receivable of $16,792,000 compared to $8,635,000 for the prior period. The $16,792,000 collections on mortgage and other notes receivable include the following: (1) $11,548,000 as a result of the early payoff from two Florida, one Kentucky, and nine Texas-based nursing facilities, (2) an estate settlement of $1,247,000, and (3) $3,997,000 of routine collections. Disposition of property and equipment provided $24,214,000 of proceeds for the nine months ended September 30, 2006. The $24,214,000 property proceeds is attributable to the following: (1) the May 2006 sale of two New Jersey nursing facilities generating net proceeds of $17,570,000 and a gain of $5,690,000 and (2) the accounting for the sale of the Town & Country, Missouri nursing facility under the full accrual method as required by SFAS No. 66. During the nine months ended September 30, 2006, we received $5,482,000 proceeds from the sale of this facility by the current owner in March 2006. The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000 reduced by net liabilities of $1,162,000. This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing. (See Note 4).

  In the prior period of 2005, proceeds from the disposition of property and equipment were $14,452,000 and marketable securities were $10,308,000.

  Cash flows used in investing activities during the nine months ended September 30, 2006 included investments in real estate properties of $1,527,000 and in mortgage and other notes receivable of $10,928,000. The $1,527,000 investment in real estate properties is attributable to improvements of current operating facilities. The $10,928,000 investment in mortgage and other notes receivable includes $478,000 to current borrowers and $10,450,000 to NHR. On February 3, 2006, the $10,450,000 bank term loan of National Health Realty, Inc. was assigned to NHI. The assigned loan as amended requires monthly interest payments at the interest rate of 30 days LIBOR plus 1.00%. The unpaid principal ($9,175,000 at September 30, 2006) is due at maturity (January 2, 2008). Cash flows used in investing activities in the prior period included investments in real estate properties of $11,772,000 and in mortgage and other notes receivable of $22,022,000.

  Financing Activities - Net cash used in financing activities during the nine months ended September 30, 2006 totaled $44,905,000 compared to $74,624,000 in the prior period. Cash flow used in financing activities for the nine months ended September 30, 2006 included the following: (1) routine principal payments on debt of $2,306,000, (2) subordinated convertible debentures redeemed of $201,000, (3) dividends paid to stockholders of $39,226,000 and (4) repurchase of common stock of $3,529,000. This compares to the corresponding prior period activity of principal payments on debt of $35,986,000 and dividends paid to stockholders of $40,767,000.

  Contractual Obligations and Contingent Liabilities

  As of September 30, 2006, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt principal	$114,946	$103,828	$7,150	$3,111	$857
Debt interest	8,656	6,853	1,222	509	72
Loan commitments	1,674	1,674	--	--	--
Management fees to NHC	7,895	7,895	--	--	--
Advisory fees	900	900	--	--	--
Guarantee to insurance companies	113	113	--	--	--
	$134,184	$121,263	$8,372	$3,620	$929

  Off Balance Sheet Arrangements

  We currently have no outstanding guarantees or letters of credit except for those disclosed in Note 8. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. At September 30, 2006, we did not participate in any such financial instruments.

  Liquidity and Capital Resources

  At September 30, 2006, our liquidity is strong, with cash and marketable securities of $177,718,000 exceeding $114,946,000 of total debt outstanding. Further, our debt to book capitalization ratio declined to 21.1%, the lowest level in our 14 year history.

  Our next significant debt maturity of our $100 million 7.3% unsecured public notes is on July 16, 2007. We have sufficient cash to repay this debt at maturity. Because of the maturity in one year of the $100 million 7.3% unsecured public notes on July 16, 2007, we received a waiver in the covenants related to this debt with the understanding that we will maintain at least $100 million of cash and marketable securities until the debt is paid.

  We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ending December 31, 2006 and thereafter. NHI declared a dividend of 48 cents per common share to shareholders of record on September 29, 2006 payable on November 10, 2006; a dividend of 48 cents per common share to shareholders of record on June 30, 2006 payable on August 10, 2006 and a dividend of 48 cents per common share to shareholders of record March 31, 2006 payable on May 10, 2006. The 2005 fourth quarter dividend of $.45 per share was paid on January 10, 2006.

  Commitments

  At September 30, 2006, we were committed, subject to due diligence and financial performance goals, to fund approximately $1,674,000 in health care real estate projects, all of which could be funded within the next 12 months. The commitments, which will be funded from cash, include additional investments at three long-term health care centers and one assisted living facility, all at an interest rate of prime plus 2%.

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

  The following table summarizes our writedowns for the nine months ended September 30, 2006 and 2005, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Writedowns
(in thousands)
	Nine Months Ended
	September 30
	2006	2005
Real estate	$ ---	$2,550
Mortgages	---	6,000
	$ ---	$8,550

  Further maintenance analysis resulted in the recording of an additional $2,852,000 of accrued maintenance expense in the third quarter of 2005 on two Florida facilities, discussed in Note 4.

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

  Security Recoveries

  The following table summarizes our security recoveries for the nine months ended September 30, 2006 and 2005, recorded in accordance with the provisions of SFAS 115:

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

  Results of Operations

  Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

  Certain financial information for the three months ended September 30, 2005 has been retroactively reclassified pursuant to SFAS 144 for the presentation of operations discontinued during 2006 and 2005.

  Net income for the three months ended September 30, 2006 is $13,379,000 versus net income of $12,540,000 for the same period in 2005, an increase of 6.7%. Diluted earnings per common share increased three cents or 6.7% to 48 cents in the 2006 period from 45 cents in the 2005 period.

  Total revenues for the three months ended September 30, 2006 decreased $1,647,000 or 4.2% to $37,211,000 from $38,858,000 for the three months ended September 30, 2005. Revenues from mortgage interest income decreased $3,330,000, or 49.6%, when compared to the same period in 2005. Revenues from rental income increased $525,000, or 4.8% in the 2006 period as compared to the 2005 period. Facility operating revenue increased $1,158,000 or 5.4% in the 2006 period compared to the 2005 period.

  The $3,330,000 decrease in mortgage interest income includes $2,905,000 related primarily to one time mortgage settlements taken into income in the third quarter of 2005 and $425,000 related primarily to mortgage loans paid off in 2005 and 2006.

  The $525,000 increase in rental income in 2006 resulted primarily from $885,000 increased rent from certain Alterra assisted living facilities offset by $360,000 reduced rent from other tenants.

  The $1,158,000 increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties for the three months ended September 30, 2006. The increase in facility operating revenues is attributable to a $675,000 increase in our Massachusetts and New Hampshire operating facilities and a $483,000 increase in our Kansas and Missouri operating facilities.

  Total expenses for the three months ended September 30, 2006 decreased $1,951,000 or 6.7% to $27,002,000 from $28,953,000 for the 2005 period. Loan and realty losses decreased $2,852,000 this period compared to the quarter for the prior year. Facility operating expense increased by $882,000 or 4.5% in the three months ended September 30, 2006 compared to the 2005 period.

  There were no loan and realty losses reported in the quarter ending September 30 this year. The prior year third quarter included an additional $2,852,000 of accrued maintenance expense on two Florida facilities attributable to mold remediation discussed in Note 4.

  The $882,000 increase in facility operating expense relates primarily to the improved facility census. The increase in facility operating expense is attributable to an increase of $490,000 in our Massachusetts and New Hampshire operating facilities and an increase of $392,000 in our Kansas and Missouri operating facilities. Expenses at these facilities increased also because of inflation and service improvements to enhance census.

  Non-Operating Income -

  Non-operating income for the three months ended September 30, 2006 increased $883,000 or 38.6% compared to the same period in 2005. Non-operating income for the three months ended September 30, 2006 includes $1,156,000 of dividend income from marketable securities compared to $1,132,000 in the prior period and interest income of $1,945,000 compared to $1,051,000 in the prior period.

  Discontinued Operations -

  In May 2006, two New Jersey nursing facilities were sold generating net proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

  We received proceeds from the sale by the current owner in March 2006 of a nursing facility in Town & Country, Missouri. The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000. This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing. As a result of having received final proceeds related to this facility, we recognized the December 2004 sale of this property and recognized a $124,000 gain.

  During the nine months ended September 30, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,482,000. We recognized a gain of $773,000 on the sale of these facilities.

  For all previous periods, including the three months ended September 30, 2006 and 2005, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

  Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

  Certain financial information for the nine months ended September 30, 2005 has been retroactively reclassified pursuant to SFAS 144 for the presentation of operations discontinued during 2006 and 2005.

  Net income for the nine months ended September 30, 2006 is $45,779,000 versus net income of $42,149,000 for the same period in 2005, an increase of 8.6%. Diluted earnings per common share increased 13 cents or 8.6% to $1.65 in the 2006 period from $1.52 in the 2005 period.

  Total revenues for the nine months ended September 30, 2006 increased $708,000 or .6% to $111,760,000 from $111,052,000 for the nine months ended September 30, 2005. Revenues from mortgage interest income decreased $3,295,000, or 22.7%, when compared to the same period in 2005. Revenues from rental income increased $1,546,000, or 4.7% in the 2006 period as compared to the 2005 period. Facility operating revenue increased $2,457,000 or 3.9% in the 2006 period compared to the 2005 period.

  The $3,295,000 net decrease in mortgage interest income includes $3,173,000 related primarily to one time mortgage settlements taken into income in the 2005 period and $1,041,000 related primarily to mortgage loans paid off in 2005 and 2006. Increases totaling $624,000 are related to the increased income from new loans, and $295,000 is attributable to prepayment fees in 2006 from two Florida and nine Texas nursing facilities.

  The $1,546,000 increase in rental income in 2006 resulted primarily from $2,025,000 increased rent from certain Alterra assisted living facilities offset by $479,000 reduced rent from other tenants.

  The $2,457,000 increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts and New Hampshire for the nine months ended September 30, 2006. The increase in facility operating revenues is attributable to a $1,687,000 increase in our Massachusetts and New Hampshire operating facilities and a $770,000 increase in our Kansas and Missouri operating facilities.

  Total expenses for the nine months ended September 30, 2006 decreased $9,760,000 or 10.8% to $80,653,000 from $90,413,000 for the 2005 period. Interest expense decreased $396,000 or 6.1% in the nine months ended September 30, 2006 as compared to the 2005 period. Loan and realty losses decreased $11,402,000 this period compared to nine months of the prior year. Facility operating expense increased by $2,261,000 or 3.8% in the nine months ended September 30, 2006 compared to the 2005 period.

  There were no loan and realty losses reported in the nine months ended September 30, this year. Realty impairments of $5,402,000 were recorded during the nine months ended September 30, 2005 on two Florida assisted living facilities previously leased to Marriott Senior Living Services, as a result of further defaults of covenants in the facility leases and continued accrued maintenance of the facilities due to mold remediation, as discussed in Note 4. Loan writedowns of $6,000,000 were recorded during the nine months ended September 30, 2005 as follows: (1) $2,000,000 on two loans held by Allgood HealthCare, Inc., (2) $2,000,000 on mortgage loans with purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc., and (3) $2,000,000 on a Miracle Hill nursing home loan. All these impairments were as a result of declines in past, current and anticipated cash flow from the facilities collateralizing the loans, as discussed in Note 5.

  Interest expense for the nine months ended September 30, 2006 decreased primarily due to the payment of debt since December 2004. This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result, was immediately accretive to earnings.

  The $2,261,000 increase in facility operating expense relates primarily to the improved facility census in Massachusetts and New Hampshire facilities. The increase in facility operating expense is attributable to an increase of $1,578,000 in our Massachusetts and New Hampshire operating facilities and an increase of $683,000 in our Kansas and Missouri operating facilities. Expenses at these facilities increased also because of inflation and service improvements to enhance census.

  Non-Operating Income -

  Non-operating income for the nine months ended September 30, 2006 decreased $11,437,000 or 57.7% compared to the same period in 2005. Non-operating income for the nine months ended September 30, 2006 includes $3,459,000 of dividend income from marketable securities compared to $3,371,000 in the prior period and interest income of $4,788,000 compared to $2,664,000 in the prior period. The prior period of 2005 included the following: (1) gross investment gains of $9,072,000 (described as $5,022,000 of security recoveries and $4,050,000 of realized gains) on the sale, as a result of merger, of ALC common stock for cash; (2) a gain of $1,871,000 on the sale of a Nashville, Tennessee facility, and (3) insurance proceeds of $2,654,000 on the Nashville facility.

  Discontinued Operations -

  In May 2006, two New Jersey nursing facilities were sold generating net proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

  We received proceeds from the sale by the current owner in March 2006 of a nursing facility in Town & Country, Missouri. The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000. This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing. As a result of having received final proceeds related to this facility, we recognized the December 2004 sale of this property and recognized a $124,000 gain.

  During the nine months ended September 30, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,482,000. We recognized a gain of $773,000 on the sale of these facilities.

  For the nine months ended September 30, 2006 and 2005, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

  Funds From Operations

  Our funds from operations ("FFO") for the nine months ended September 30, 2006, on a diluted basis was $48,028,000, a decrease of $103,000 as compared to $48,131,000 for the same period in 2005. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures and the exercise of stock options using the treasury stock method.

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

  The following table reconciles net income to funds from operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
(in thousands, except share and per share amounts)
Net income	$13,379	$12,540	$45,779	$42,149
Elimination of non-cash items in net income:
Real estate depreciation	2,655	2,758	7,924	8,167
Real estate depreciation in discontinued operations	--	110	139	393
Gain on sale of real estate	--	(25)	(5,814)	(2,644)
Basic funds from operations	16,034	15,383	48,028	48,065
Interest on convertible subordinated debentures	--	17	--	66

Diluted funds from operations	$16,034	$15,400	$48,028	$48,131

Basic funds from operations per share	$ .58	$ .55	$ 1.73	$ 1.74
Diluted funds from operations per share	$ .58	$ .55	$ 1.73	$ 1.73

Shares for basic funds from operations per share	27,699,239	27,741,424	27,760,247	27,676,367
Shares for diluted funds from operations per share	27,723,570	27,860,177	27,778,983	27,829,214

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

  As of September 30, 2006, $100,091,000 of our debt bears interest at fixed interest rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments. The remaining $14,856,000 of our debt bear interest at variable rates. A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $59,000. A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $59,000.

  We do not use derivative instruments to hedge interest rate risks. The future use of such instruments will be subject to strict approvals by our senior officers.

  Equity Price Risk

  We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with SFAS 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% change in quoted market prices would result in a related $2,249,000 change in the fair value of our investments in marketable securities. Item 4. Controls and Procedures.

  As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings. None other than in the normal course of business.

  Item 1A. Risk Factors.

  During the quarter ended September 30, 2006, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: November 6, 2006	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: November 6, 2006	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President/Controller
(Principal Financial Officer)