Form 10-K
period 2006-12-31
NATIONAL HEALTH INVESTORS INC
filed 2007-03-23
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission File Number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

MARYLAND	62-1470956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Vine Street, Suite 1202, Murfreesboro, Tennessee 37130	37130
(Address of principal executive offices)	(Zip Code)
Company’s telephone number, including area code: (615) 890-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Shares of Common Stock	New York Stock Exchange
7.30% Notes Due 2007	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Same

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: [ ] No: [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: [ ] No: [x]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:  [x]     No:[  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.   [  ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).   Large accelerated filer   [  ]   Accelerated filer    [x]       Non-accelerated filer  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: [ ] No : [x]

    The aggregate market value of voting stock held by nonaffiliates on June 30, 2006 (based on the closing price of such shares on the New York Stock Exchange) was approximately $561 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons knows to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.  The number of shares of Common Stock outstanding as of March 22, 2007 was 27,756,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

PART I

ITEM 1. BUSINESS.

General

   National Health Investors, Inc. (“NHI” or the “Company”) is a real estate investment trust ("REIT") which invests in income- producing health care properties primarily in the long-term care industry.  As of December 31, 2006, we had ownership interests in real estate, mortgage and notes receivable investments totaling approximately $334,731,000 and other investments in preferred stock and marketable securities of $63,645,000 resulting in total invested assets of $398,376,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.  These investments include long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity in the form of common and preferred stock, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of straight debt.  At December 31, 2006, we had no outstanding bank lines of credit or convertible debt instruments.

   As of December 31, 2006, we had approximately $334,731,000 in real estate, mortgage and notes receivable investments in 139 health care facilities located in 18 states consisting of 97 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 14 assisted living facilities, 6 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $99,532,000 aggregate carrying amount of loans to 15 borrowers and $235,199,000 of purchase-leaseback agreements with 17 lessees.  Of these 139 facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  These 41 facilities include 4 centers subleased to and operated by other companies, the lease payments to us being guaranteed by NHC.  Of the 139 facilities, 17 were previously acquired through foreclosure and have been sold to third-parties, though we have not met the accounting criteria under Statement of Financial Accounting Standards No. 66 to record the sales for financial statement purposes. Our investment in notes receivable at December 31, 2006 included $8,750,000 from National Health Realty (“NHR”), a publicly-held real estate investment trust.

   We will continue to review our investment opportunities as we generate cash from our operating, investing and financing activities.   At December 31, 2006, we were committed, subject to due diligence and financial performance goals, to fund approximately $815,000 in health care real estate projects.  The commitments include investments for 3 long-term health care facilities at rates of prime plus 2% (10.25% at December 31, 2006).

   Effective November 1, 2004, we assigned our Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC to Management Advisory Source, LLC, (“MAS”) formed by NHI’s President and Board Chairman W. Andrew Adams.  NHI has no ownership in MAS. Pursuant to this Advisory Agreement, services related to investment activities and day-to-day management and operations are provided to NHI by MAS.  Accordingly, MAS is subject to the supervision of and policies established by NHI's Board of Directors. Prior to November 1, 2004, NHC had provided advisory services to us since our inception.

   Unless the context indicates otherwise, references herein to “the Company”, “we” and “our” include all of our subsidiaries.

Types of Health Care Facilities

   Long-term care facilities.  As of December 31, 2006, we owned and leased 66 licensed long-term care facilities, 34 of which were operated by NHC.  All of the 32 remaining licensed long-term care facilities are leased to other long-term care companies.  We also had outstanding first mortgage loans on 31 additional licensed long-term care facilities.  All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy.  The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare.  Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level.  Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

   Acute and long term care hospitals.  As of December 31, 2006, we owned and leased 1 acute care hospital.  Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation.  Acute and long term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure.  Services provided by acute and long term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

   Medical office buildings.  As of December 31, 2006, we owned and leased 4 medical office buildings.  Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners.  Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients.  Each of our owned medical office buildings is leased to one lessee, and is either physically attached to or located on an acute care hospital campus.  The lessee then leases individual office space to the physicians or other medical practitioners.  The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

   Assisted Living Facilities.  We own 14 assisted living facilities which are leased to individual operators.  Assisted living facilities are either free-standing or are attached to long-term care or retirement facilities and provide basic room and board functions for the elderly.  Some assisted living projects include licensed long-term care (nursing home) beds.  On-site staff personnel are available to assist in minor medical needs on an as needed basis.

   Retirement Centers.  We own 5 retirement centers, three of which are leased to NHC, one to Sun Healthcare, and one to ElderTrust and have a first mortgage on one other center.  Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas.  Charges for services are paid from private sources without assistance from government programs.  Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is required for long-term care facilities.

   Residences for the developmentally disabled.  As of December 31, 2006, we had outstanding first mortgage notes on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate six to eight mentally and developmentally disabled persons.  These persons obtain custodial care which includes food, lodging, education and transportation services.  These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled.  Services to the developmentally disabled are primarily paid for by state Medicaid programs.

Nature of Investments

   Our investments are typically structured as either purchase-leaseback transactions or mortgage loans.  We also provide construction loans for facilities for which we have already committed to provide long-term financing or which the operator agrees to enter into a lease with us upon completion of the construction.  The lease rates of our leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9% and 12% per annum.  We typically charge a commitment fee of 1% based on the purchase price of the property of a purchase-leaseback or the total principal loan amount of a mortgage loan.  In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing.  We believe our lease terms, mortgage loan and construction loan terms are competitive in the market place.  Except for certain properties, as described under “Real Estate and Mortgage Write-downs (Recoveries)” in Item 7, all of the operating Health Care Facilities are currently performing under their mortgage loans or leases.  Typical characteristics of these transactions are as follows:

   Mortgage Loans.  In general, the term of our mortgage loans is 10 years with the principal amortized over 20 to 25 years and a balloon payment due at the end of the 10 year term.  Substantially all mortgage loans have an additional interest component which is based on the escalation of gross revenues at the project level or fixed rate increases.  In certain of our mortgage loans, we have received an equity participation which allows us to share in a portion of any appreciation of the equity value of the underlying property.  We do not expect the equity participations to constitute a significant or frequent source of income.  In most cases, the owner of the property has committed to make minimum annual capital improvements for the purpose of maintenance or upgrading their respective facilities.

   Leases.  Our leases generally have an initial leasehold term of 10 to 15 years with one or more five-year renewal options.  The leases are "triple net leases" under which the tenant is responsible to pay all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the Health Care Facilities.  The tenant is generally obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to at least the full replacement costs thereof and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant at such Health Care Facility.  The leases also require the tenant to indemnify and hold harmless NHI from all claims resulting from the use and occupancy of each Health Care Facility by the tenant and related activities, as well as to indemnify NHI against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility with respect to, each Health Care Facility.

   Some of our existing leases contain annual escalators in rent payments.  All of the acute care and medical office building properties which we own and lease give the lessee an option to purchase the underlying property at the greater of i) our acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by us.  In addition, the acute care and medical office building leases contain a right of first refusal for the lessee if we receive an offer to buy the underlying leased property.

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

   Operating Facilities.  We owned and operated 17 long-term health care facilities (the “Foreclosure Properties”) that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities to an unrelated not-for-profit entity, providing 100% financing.  The operating revenues and expenses of these facilities continue to be recorded in the consolidated statements of income until such time as the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS  66”) are met, at which time we will account for the sale under the full accrual method.

Competition and Market Conditions

   We compete with real estate partnerships, other REITs and other investors (including, but not limited to, banks, insurance companies, and investment bankers who market securities in mortgage funds) in the acquisition, leasing and financing of health care-related entities, primarily on the basis of price, available capital, knowledge of the industry and flexibility of financing structure.

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

   The long-term care facilities to which we provide mortgage loans and which we lease to others receive the majority of their revenues from Medicare, Medicaid and other government programs. From time to time, these facilities have experienced Medicare and Medicaid revenue reductions brought about by the enactment of legislation to reduce government costs.  Beginning January 1, 2006, CMS (Centers for Medicare and Medicaid Services) implemented major changes to the SNF PPS payment methodology (See Sources of Revenue) that reduced payments to facilities by about 5%.  State Medicaid funding is not expected to keep pace with inflation according to industry studies.  Additionally, the assisted living industry experienced slower fill up rates on new projects and more competition for their mature projects as overbuilding occurred in certain markets.  Any changes in reimbursement methodology that reduces reimbursement to levels that are insufficient to cover the operating costs of our borrowers, lessees and the facilities we operate could adversely impact us.

Operators

   The majority of the Health Care Facilities are operated by the owner or lessee.  As a percent of total investments, 26.7% of the Health Care Facilities are operated by publicly-owned companies, while 61.8% are operated by regional health care operators and 11.5% are operated by smaller operators.  We consider the operator to be an important factor in determining the creditworthiness of the investment, and we generally have the right to approve any changes in operators.   Operators who collectively operate more than 3% of our total real estate investments are as follows:  NHC, Health Services Management of

Texas, LLC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, RGL Development, LLC, Senior Living Management, American HealthCare, LLC and SeniorTrust of Florida, Inc.

NHC Master Agreement to Lease

   On December 27, 2005, under an amendment to the Master Lease, NHC exercised its option to extend the existing lease on 41 properties for the second renewal term.  These 41 properties include 38 skilled nursing homes, (four of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC under the Master Lease), and three retirement centers.  The 15-year lease extension begins January 1, 2007, and includes three additional five-year renewal options, each at fair market value.  Under the terms of the lease, total rent for 2007 will total $33,700,000 (compared to $31,309,000; $33,328,000; and $32,836,000 in 2006, 2005, and 2004, respectively) with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.  The master lease was scheduled to expire on December 31, 2006 unless extended by NHC.  The terms of the existing lease remained in place for 2006 as discussed below.

   Before amendment on December 27, 2005, and before termination of one lease each in 2004 and 2005, the Master Agreement To Lease (the "Master Lease") with NHC covered 40 nursing homes and three retirement centers and contained terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases").  The Leases were for an initial term expiring on December 31, 2001 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only.  During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term.  During 2000, individual facility leases for four centers, all in Florida, were terminated and NHI re-leased the properties to third parties.  Although NHC’s rent obligations pursuant to the Master Lease are unchanged, NHC receives a credit for rents paid to NHI by the new operators of the four Florida centers.

   During the initial term and the first renewal term ending on December 31, 2006 (which renewal term has been exercised by NHC), NHC is obligated to pay three types of rent for the respective Health Care Facilities: (1) base rent, (2) debt service rent, and (3) percentage rent.  Base rent (which includes rent on property additions since inception) totaled $19,027,000 in 2006.  Debt service rent varies from year to year and is the amount of interest and principal on the mortgages to which the Health Care Facilities were subject when they were transferred to us in 1991.  Debt service rent has been adjusted for refinancings from time to time and totaled $7,453,000 in 2006.

   In addition to base rent and debt service rent, NHC must pay percentage rent to us equal to 3% of the increase in the gross revenue of each facility.  Effective January 1, 2000, we amended our lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases.  NHC paid $4,829,000 as percentage rent for 2006.

   The Master Agreement is a "triple net lease", under which NHC is responsible for all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, constituting a part of the Health Care Facilities) and other charges relating to the ownership and operation of the Health Care Facilities.  NHC is obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to the full replacement costs thereof, insurance against boiler explosion and similar insurance, flood insurance if the land constituting the Health Care Facility is located within a designated flood plain area and to maintain specified property damage insurance, protecting us as well as NHC at such Health Care Facility.  NHC is also obligated to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility with respect to, each Health Care Facility leased by NHC.

Commitments

As of December 31, 2006, we have commitments to third parties to make loans to fund projects totaling $815,000 as follows:

		Commitments
		Less Than	After
Facility Type	Facilities	One Year	One Year	Total

Long-term Care	3	$ 815,000	$ —	$ 815,000
Assisted Living	—	—	—	—
Totals	3	$ 815,000	$ —	$ 815,000

Sources of Revenues

   General. Our revenues are derived primarily from mortgage interest income, rental income and the operation of the Foreclosure Properties.  During 2006, mortgage interest income equaled $14,981,000 of which $217,000 was from NHC.  Rental income totaled $46,281,000 of which $31,309,000 was from properties leased by NHC.  The interest and rental payments are primarily derived from the operations of the Health Care Facilities.  The source and amount of revenues from such operations are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.  Facility operating revenues are derived from the operations of the Foreclosure Properties and are determined by similar factors.

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

   Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Prospective Payment System (SNF PPS).  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective July 1, 1998.  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased each October when the federal fiscal year begins.  The acuity classification system is named Resource Utilization Groups III (“RUGs”).  SNF PPS as implemented had an adverse impact on the healthcare industry and our lessees’ and borrowers’ business by decreasing payments materially, which has adversely impacted our business. Refinements in the form of temporary add-ons provided some relief until October 1, 2002.  Annual market basket (inflationary) increases have continued to improve payments.

   On July 28, 2005, the Centers for Medicare and Medicaid Services (CMS) issued a final rule updating SNF PPS and consolidated billing provisions.  The rule updates the per diem payment rates under the SNF PPS for federal fiscal year (FY) 2006.

   Effective October 1, 2006, PPS rates were increased by a 3.1% annual inflation update factor.  Payments to facilities for the fourth quarter of 2006 reflect the continuation of the temporary add-on payments.

   Including inflation, total projected payments to providers in FY 2006 were the same as total payments made to providers in FY 2005.  However, the final rule caused a redistribution of payments among providers.  This was accomplished by expanding the RUGs from 44 RUG groups to 53 RUG groups, and eliminating temporary rate add-ons.  The elimination of temporary add-ons has always been tied to the long awaited RUG refinement.  RUG refinement modifies case mix weights and indexes.  This is a permanent change in the PPS methodology.  Excluding the 3.1% annual inflation update factor, RUG refinement reduced Medicare payment rates beginning January 1, 2006 by 5%, thereby reducing 2006 revenues for operators of long-term care facilities.

   Medicaid is a joint federal and state program designed to provide medical assistance to “medically indigent persons”.  These programs are operated by state agencies that adopt their own medical reimbursement methodology and standards.  Payment rates and covered services vary from state to state.  In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to those patients.  State Medicaid plans subject to budget constraints are of particular concern to us given the repeal of the Boren Amendment by the Balance Budget Act of 1997.  The Boren Amendment provided fair reimbursement protection to nursing facilities.  Changes in federal funding and pressure on certain provider taxes coupled with state budget problems have produced an uncertain environment.  Industry studies predict the Medicaid crisis will continue with states required contribution to Medicare Part D and anticipated budget deficits.  States will more than likely be unable to keep pace with nursing center inflation.  States are under pressure to pursue other alternatives to long term care such as community and home based services. Furthermore, several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for nursing home care.

   Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law.  Moreover, as health care facilities have experienced increasing pressure from private payors attempting to control health care costs, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

   Licensure and Certification.  The health care industry is highly regulated by federal, state and local law, and is directly affected by state and local licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules.  Sanctions for failure to comply with these regulations and laws include (but are not limited to) loss of licensure, fines and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties.  The failure of any lessee or borrower to comply with such laws, requirements and regulations could affect its ability to operate the facility or facilities and could adversely affect such lessee's or borrower's ability to make lease or debt payments to us.

   In the past several years, due to rising health care costs, there has been an increased emphasis on detecting and eliminating fraud and abuse in the Medicare and Medicaid programs.  Payment of any consideration in exchange for referral of Medicare and Medicaid patients is generally prohibited by federal statute, which subjects violators to severe penalties, including exclusion from the Medicare and Medicaid programs, fines and even prison sentences.  In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers.  In addition, legislation has been adopted at both state and federal levels which severely restricts the ability of physicians to refer patients to entities in which they have a financial interest.

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

   Certificates of Need.  Certain Health Care Facilities in which we invest are also generally subject to state statutes which may require regulatory approval in the form of a certificate of need ("CON") prior to the addition or construction of new beds, the addition of services or certain capital expenditures.  CON requirements are not uniform throughout the United States and are subject to change.  We cannot predict the impact of regulatory changes with respect to CON's on the operations of our lessees and mortgagees; however, in our primary market areas, a significant reduction in new construction of long term care beds has occurred.

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

   We anticipate making new investments in 2007.  In making new investments, we would consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property; and (vii) the mix of private and government sponsored patients.  There can be no assurances that investments containing these attributes will be found or closed.

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

   We may incur additional indebtedness in the future to make investments in health care related facilities or business when it is advisable in the opinion of the Board of Directors.  We may negotiate other lines of credit, or arrange for other short or long-term borrowings from banks, NHC or otherwise.  We have and may arrange for long term borrowings from institutional investors or through public offerings.  We have invested and may in the future invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or REMIC investments.

Advisory Agreement

   Management Advisory Source, LLC - Effective November 1, 2004, we assigned our Advisory Agreement with NHC to a new company, Management Advisory Source, LLC (“MAS”), formed by NHI’s President and Board Chairman, W. Andrew Adams.  NHI has no ownership in MAS. Pursuant to this agreement, services related to investment activities and day-to-day management and operations are provided to NHI by MAS. Accordingly, MAS is subject to the supervision of and policies established by NHI's Board of Directors. In 2006, the expense recorded under the Advisory Agreement was $3,499,000. We believe it to be in the best interest of NHI to accentuate its independence from NHC, its largest tenant.  Therefore, Mr. Adams, through his company MAS, assumed the responsibilities of the Advisory Agreement.  To assure independence from NHC, Mr. Adams resigned as CEO of NHC and terminated his managerial responsibilities with NHC in 2004.  From November 1, 2004 to October 1, 2006, Mr. Adams outsourced non-managerial functions of the Advisory Agreement such as payroll processing, accounting, financing and the like to NHC. Effective October 1, 2006, MAS began to provide these services. Mr. Adams has remained as NHC Board Chairman, focusing on strategic planning, but has no management involvement with NHC.

   NHC - We entered into the Advisory Agreement on October 17, 1991 with NHC as "Advisor" under which NHC provided management and advisory services to us through November 1, 2004.  Under the Advisory Agreement, we engaged NHC to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management.  In performing its obligations under the Advisory Agreement, NHC was subject to the supervision of and policies established by our Board of Directors.

   The Advisory Agreement was initially for a stated term which expired December 31, 1997.  Since then, the Agreement was on a year-to-year term, but terminable on 90 days notice, and terminable for cause at any time.  For 1993 and later years, the Advisor was entitled to annual compensation which was calculated on a formula related to the increase in funds from operations per common share (as defined in the Advisory Agreement).

   Pursuant to the Advisory Agreement, the advisor managed all of our day-to-day affairs and provided all such services through its personnel or contractual agreements.  The Advisory Agreement provided that without regard to the amount of compensation received by the Advisor under the Advisory Agreement, the Advisor pay all expenses in performing its obligations including the employment expenses of the personnel providing services to us.  The Advisory Agreement further provided that NHI pay the expenses incurred with respect to and allocable to the prudent operation and business of NHI including any fees, salaries, and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of the Advisor.

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

   We may be required to fund certain expenses (e.g., real estate taxes, maintenance and capital improvements) to preserve the value of a facility, avoid the imposition of liens on a facility and/or transition a facility to a new operator.  In some instances, we have terminated our lease with an operator and released the facility to another operator.  In some of those situations, we provided working capital loans to and limited indemnification of the new operator.  If we cannot transition a leased facility to a new operator, we may take possession of that facility, which may expose us to certain successor liabilities.  Should such events occur, our revenue and operating cash flow may be adversely affected.

   We are exposed to risks related to government regulations and the effect they have on our operators’ business.  Our operators’ businesses are affected by government reimbursement and private payor rates.  To the extent that any skilled nursing, hospital or project for the developmentally disabled facility receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facility.  In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures.  Changes in health care reimbursement will likely continue to be of paramount importance to federal and state authorities.  We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry.  There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors.  Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us.  In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.

   We are exposed to the risk that the cash flows of our tenants and mortgages will be affected by increased liability claims and increased general and professional liability insurance costs.  Long-term care facility operators (assisted living and skilled nursing facilities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida.  As a result, general and professional liability costs have increased and may continue to increase.  Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. In 2004 and 2005, both Texas and Florida adopted skilled nursing facility liability laws that modify or limit tort damages.  Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs.  Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies.  No assurance can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business.  Insurance companies may continue to reduce or stop writing general and professional liability policies for assisted living and skilled nursing facilities.  Thus, general and professional liability insurance coverage may be restricted, very costly or not available, which may adversely affect the facility operators’ future operations, cash flows and financial condition, and may have a material adverse effect on the facility operators’ ability to meet their obligations to us.

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

   We depend on the ability to continue to qualify as a REIT.  We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner.  Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed.  A reduction in our earnings would affect the amount we could distribute to our stockholders.  Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders amounting to at least 90% of its annual taxable income.

   We are dependent upon Management Advisory Source, LLC (“MAS”) for services related to investment activities and day-to-day management to include accounting, monitoring of investments, finance activities, etc. MAS, which was formed by our President and Board Chairman W. Andrew Adams, outsourced most functions of the Advisory Agreement such as accounting, monitoring of investments, finance activities, etc. to NHC from November 1, 2004 to October 1, 2006.  Our advisory agreement with MAS may be cancelled upon 90 days notice or upon demand in some circumstances. The cancellation of this agreement could, at least temporarily, have a material adverse impact on our business and upon our ability to comply with government regulations.

   See the notes to the annual financial statements, and “Business” under Item 1 herein for a discussion of various governmental regulations and other operating factors relating to the health care industry and the risk factors inherent in them.  You should carefully consider these risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones facing the Company.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

   None

ITEM 2.  PROPERITIES.

NHI PROPERTIES

LONG TERM CARE		Licensed
Center	City	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	151
NHC HealthCare, Moulton	Moulton	136

ARIZONA
Sunbridge Estrella Care and Rehabilitation	Avondale	161

FLORIDA
Ayers Health and Rehabilitation Center	Trenton	120
Bayonet Point Health & Rehabilitation Center	Hudson	180
Bear Creek Nursing Center	Hudson	120
Brooksville Healthcare Center	Brooksville	180
Cypress Cove Care Center	Crystal River	120
Heather Hill HealthCare Center	New Port Richey	120
Osceola Health Care Center	St. Cloud	120
Parkway Health and Rehabilitation Center	Stuart	177
Lake Bennett Health and Rehabilitation Center	Ocoee	120
Royal Oak Nursing Center	Dade City	120
The Health Center of Merritt Island	Merritt Island	180
The Health Center of Plant City	Plant City	180

LONG TERM CARE (continued)		Licensed
Center	City	Beds
FLORIDA (continued)
Savannah Cove of Maitland*	Maitland	39
Savannah Cove of the Palm Beaches*	West Palm Beach	30
GEORGIA
Ashton Woods Rehabilitation Center	Rossville	157
The Place at Martinez	Augusta	100
The Place at Deans Bridge	Augusta	100
The Place at Pooler	Pooler	122
NHC HealthCare, Rossville	Rossville	112
The Place at Augusta	Augusta	100

IDAHO
Grangeville Health and Rehabilitation Center	Grangeville	60
Sunbridge Retirement and Rehabilitation for Nampa*	Nampa	46

KANSAS
Chanute HealthCare Center	Chanute	77
Council Grove HealthCare Center	Council Grove	80
Emporia Rehabilitation Center	Emporia	79
Haysville HealthCare Center	Haysville	119
Cheyenne Meadows Living Center	Hoisington	56
Larned HealthCare Center	Larned	73
Sedgwick HealthCare Center	Sedgwick	62

KENTUCKY
NHC HealthCare, Glasgow*	Glasgow	194
NHC HealthCare, Madisonville	Madisonville	94

MASSACHUSETTS
John Adams HealthCare Center	Quincy	71
Buckley HealthCare Center	Greenfield	120
Holyoke HealthCare Center	Holyoke	102
Longmeadow of Taunton	Taunton	100

MISSOURI
Charleviox HealthCare Center	St. Charles	142
Columbia HealthCare Center	Columbia	97
Joplin HealthCare Center	Joplin	92
NHC HealthCare, Desloge	Desloge	120
NHC HealthCare, Joplin	Joplin	126
NHC HealthCare, Kennett	Kennett	170
NHC HealthCare, Maryland Heights	Maryland Heights	220
NHC HealthCare, St. Charles	St. Charles	120

NEW HAMPSHIRE
Epsom HealthCare Center	Epsom	108
Maple Leaf HealthCare Center	Manchester	114
Villa Crest HealthCare Center	Manchester	165
NEW JERSEY
Brighton Gardens of Edison*	Edison	30

LONG TERM CARE (continued)		Licensed
Center	City	Beds
SOUTH CAROLINA
NHC HealthCare, Anderson	Anderson	290
NHC HealthCare, Greenwood	Greenwood	152
NHC HealthCare, Laurens	Laurens	176

TENNESSEE
NHC HealthCare, Athens	Athens	98
NHC HealthCare, Chattanooga	Chattanooga	207
NHC HealthCare, Columbia	Columbia	106
NHC HealthCare, Dickson*	Dickson	191
NHC HealthCare, Franklin	Franklin	80
NHC HealthCare, Hendersonville	Hendersonville	122
NHC HealthCare, Hillview	Columbia	92
NHC HealthCare, Knoxville	Knoxville	139
NHC HealthCare, Lewisburg	Lewisburg	102
NHC HealthCare, McMinnville	McMinnville	150
NHC HealthCare, Milan	Milan	122
NHC HealthCare, Oakwood	Lewisburg	60
NHC HealthCare, Pulaski	Pulaski	102
NHC HealthCare, Scott	Lawrenceburg	62
NHC HealthCare, Sequatchie	Dunlap	120
NHC HealthCare, Smithville*	Smithville	114
NHC HealthCare, Somerville*	Somerville	72
NHC HealthCare, Sparta	Sparta	120
NHC HealthCare, Springfield	Springfield	107
TEXAS
Beaumont Health Care Center	Beaumont	82
Cleveland Health Care Center	Cleveland	148
College Street Health Care Center	Beaumont	50
Columbus Nursing and Rehabilitation	Columbus	129
Conroe Health Care Center	Conroe	108
Friendswood Health Care Center	Friendswood	102
Forest Lane Healthcare Center	Dallas	120
Heritage Manor - Canton	Canton	110
Heritage Place	Dallas	149
Heritage Oaks	Arlington	204
Hill Country Care Center	Dripping Springs	60
Huntsville Health Care Center	Huntsville	92
Lawrence Street Health Care Center	Tomball	150
Liberty Health Care Center	Liberty	118
Pecan Tree Manor	Gainesville	122
Richmond Health Care Center	Richmond	92
Sugar Land Health Care Center	Sugarland	150
The Village at Richardson	Dallas	280
West Janisch Health Care Center	Houston	116
Winterhaven Healthcare Center	Houston	160

VIRGINIA
NHC HealthCare, Bristol	Bristol	120
Heritage Hall- Charlottesville	Charlottesville	120
Heritage Hall- Brookneal	Brookneal	60

LONG TERM CARE (continued)		Licensed
	City	Beds
VIRGINIA (continued) Heritage Hall- Lexington	Lexington	60
Heritage Hall- Virginia Beach	Virginia Beach	90
Heritage Hall- Front Royal	Front Royal	60
Heritage Hall- Grundy	Grundy	120
Heritage Hall- Laurel Meadows	Laurel Fork	60

WISCONSIN
Milwaukee South HealthCare Center	Milwaukee	191
ACUTE CARE PROPERTIES
KENTUCKY
Kentucky River Hospital	Jackson	55

MEDICAL OFFICE BUILDINGS
		Sq. Ft.
FLORIDA
North Okaloosa	Crestview	27,017

ILLINOIS
Crossroads	Mt. Vernon	12,910

TEXAS
Hill Regional	Hillsboro	23,000
Pasadena	Pasadena	61,500

RETIREMENT CENTERS		Licensed
		Beds
IDAHO
Sunbridge Retirement and Rehab for Nampa*	Nampa	117

NEW HAMPSHIRE
Heartland Place	Epsom	78

TENNESSEE
Colonial Hill Retirement Center	Johnson City	63
Parkwood Retirement Apartments	Chattanooga	30

TEXAS
Tomball Retirement Center	Tomball	60

ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED		Licensed
		Beds
ARIZONA
The Place at Gilbert	Gilbert	59
The Place at Glendale	Glendale	40
The Place at Tanque Verde	Tucson	42
The Place at Tucson	Tucson	60

FLORIDA
19th Street Group Home	Gainesville	6
107th Place Group Home	Belleview	6

LONG TERM CARE (continued)		Licensed
	City	Beds
FLORIDA (continued) Bessent Road Group Home	Starke	6
Claudia Drive Group Home	Jacksonville	6
Coletta Drive Group Home	Orlando	6
Frederick Avenue Group Home	Daytona Beach	6
High Desert Court Group Home	Jacksonville	6
Plaza Oval Group Home	Casselberry	6
Rosewood Group Home	Ormond Beach	6
Second Street Group Home	Ocala	6
Spring Street Group Home	Lake City	6
Suffridge Drive Group Home	Bonita Springs	6
Savannah Court of Maitland*	Maitland	112
The Place at Daytona Beach	Daytona Beach	60
The Place at Maitland	Maitland	116
Savannah Court of Palm Beaches*	West Palm Beach	114
Tunis Street Group Home	Jacksonville	6
Walnut Street Group Home	Starke	6

IDAHO
Sunbridge Retirement and Rehab for Nampa*	Nampa	20

KENTUCKY
NHC HealthCare, Glasgow	Glasgow	12

NEW JERSEY
Brighton Gardens of Edison*	Edison	118

PENNSYLVANIA
Heritage Hill Senior Community	Weatherly	142

SOUTH CAROLINA
The Place at Conway	Conway	52

TENNESSEE
717 Cheatam Street	Springfield	8
305 West Hillcrest Drive	Springfield	8
307 West Hillcrest Drive	Springfield	8
NHC HealthCare, Dickson*	Dickson	20
NHC HealthCare, Somerville*	Somerville	9
NHC HealthCare, Smithville*	Smithville	6
The Place at Gallatin	Gallatin	49
The Place at Kingsport	Kingsport	49
The Place at Tullahoma	Tullahoma	49

*These facilities are listed in multiple categories (numbers of beds are not duplicated elsewhere in this table).

ITEM 3. LEGAL PROCEEDINGS.

   One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients.  The lease requires NHC to indemnify and hold harmless NHI from any and all demands and claims arising from its use of the property.  Although NHI had been named as a defendant in 32 lawsuits, all of these lawsuits have been settled at no cost to NHI.

   A provision of the lease allowed that if substantial damage occurs during the lease term, NHC may terminate the lease with respect to the damaged property.  During October 2004, NHC exercised its right to terminate the lease on the Nashville facility.  As a result, NHI was entitled to receive all property insurance proceeds paid as a result of the fire.  NHI retained the right to the bed license following lease termination.  Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility. NHI received $2,654,000 in insurance proceeds which was included in non-operating income for the year ended December 31, 2005.  NHI sold the Nashville facility in May 2005 (See Note 3 to the financial statements).

   On October 13, 2006, a lawsuit was filed in Chancery Court for the State of Tennessee, Rutherford County, against us and the individual directors serving on the Special Committee alleging breach of fiduciary duty and improper action in connection with the offer by Mr. Adams as described under “Acquisition Offer” in Item 7.  We filed a motion to dismiss the complaint and on January 26, 2007 an amended lawsuit was filed against NHI and the members of the Special Committee.  We intend to vigorously defend the allegations in the complaint. NHI has previously indemnified all members of the Board of Directors for all actions related to NHI, including serving on the Special Committee. NHI expects that indemnification to cover the expenses incurred by the directors in the defense of this action.

   The Health Care Facilities are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position, operations and cash flows.

   Through the operation of our 17 foreclosure properties, we are subject to general and professional liability litigation for the provision of patient care.  The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  We have maintained or caused the majority of our lessees or mortgagees to maintain insurance coverage for this type of litigation.  In Florida, however, coverage is limited.  We are subject to certain claims, none of which, in management’s opinion, would be material to our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of the Shareholders was held on May 2, 2006, the results of which were included in the March 31, 2006, Form 10-Q filed with the SEC on May 4, 2006.

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

   In order to qualify for the beneficial tax treatment accorded to a REIT, we must make quarterly distributions to holders of our Common Stock equal on an annual basis to at least 90% of our REIT taxable income (excluding net capital gains), as defined in the Internal Revenue Code.  Cash available for distribution to our stockholders is primarily derived from interest payments received on our mortgages and from rental payments received under our leases.  All distributions will be made by us at the discretion of the Board of Directors and will depend on our cash flow and earnings, our financial condition, bank covenants contained in our financing documents and such other factors as the Board of Directors deems relevant.  Our REIT taxable income is calculated without reference to our cash flow.  Therefore, under certain circumstances, we may not have received cash sufficient to pay our required distributions.

Common Stock Market Prices and Dividends

   Our common stock is traded on the New York Stock Exchange under the symbol NHI.  The closing price for NHI stock on February 28, 2007 was $30.40.  As of December 31, 2006, there were approximately 1,000 holders of record of shares and we estimate that as of such date there were in addition in excess of 11,900 beneficial owners of the shares.

   High and low stock prices and dividends for the last two years were:

	2006			2005
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$27.54	$25.25	$.480	$29.05	$25.20	$.450
June 30	27.64	23.03	.480	28.95	25.05	.450
September 30	28.97	24.31	.480	30.95	26.56	.450
December 31	33.75	28.00	.930	28.45	25.20	.450

     We purchased and retired shares of our common stock during 2006 as follows:

Period	Total number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May, 2006	146,200	$24.14	146,200	N/A

We currently maintain two equity compensation plans: the NHI 1997 Stock Option Plan and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plans.  Each of these plans has been approved by our stockholders.  The following table provides information as of December 31, 2006 about the Company’s common stock that may be issued upon grants of restricted stock and the exercise of options under the Company existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	266,000	$24.14	1,418,800(a)
Equity compensation plans not approved
by security holders	—	—	—

(a) There are 57,800 shares and 1,361,000 shares available for grant under the 1997 and 2005 Plans, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following table represents our financial information for the five years ended December 31, 2006.  This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements and accompanying footnotes.

NATIONAL HEALTH INVESTORS, INC. SELECTED FINANCIAL DATA (dollars in thousands, except share and per share amounts)
As of and for the Year Ended December 31	2006	2005(a)	2004(a)	2003(a)	2002(a)
Net revenues	$ 150,724	$ 146,924	$ 145,065	$ 144,205	$ 142,930
Non-operating income	12,721	22,331	12,381	5,931	1,110
Income from continuing operations	62,947	52,535	53,567	39,936	25,310
Discontinued operations:
Operating income - discontinued operations	467	1,100	1,269	2,337	394
Net gain on sales of real estate	5,814	773	1,543	1,535	5,083
Net income	69,228	54,408	56,379	43,808	30,787
Earnings per share:
Basic:
Income from continuing operations	$ 2.27	$ 1.89	$ 1.95	$ 1.44	$ .89
Discontinued operations	.23	.07	.10	.14	.21
Net income per common share	2.50	1.96	2.05	1.58	1.10
Diluted:
Income from continuing operations	$ 2.26	$ 1.89	$ 1.93	$ 1.43	$ .89
Discontinued operations	.23	.07	.10	.14	.21
Net income per common share	2.49	1.96	2.03	1.57	1.10
BALANCE SHEET DATA:
Mortgages and other notes receivable, net	$ 99,532	$ 118,800	$ 112,072	$ 149,892	$ 201,236
Real estate properties, net	235,199	263,129	278,170	289,465	304,394
Total assets	595,464	587,932	631,371	624,366	651,064
Debt	113,492	117,252	154,432	162,100	161,763
Convertible subordinated debentures	—	201	1,116	1,351	41,633
Total stockholders' equity	431,671	424,968	425,539	409,644	400,429
OTHER DATA:
Common shares outstanding	27,752,239	27,830,439	27,545,018	26,770,123	26,682,994
Weighted average common shares:
Basic	27,744,868	27,699,887	27,257,826	26,727,814	26,453,053
Diluted	27,778,764	27,830,886	27,531,084	26,985,571	26,853,420
Common dividends declared per share	$ 2.37	$ 1.80	$ 1.85	$ 1.70	$ 1.40
(a) Prior period financial information has been reclassified for presentation of operations discontinued during 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis is based primarily on the consolidated financial statements of National Health Investors, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K.  Other important factors are identified in “Item 1. Business” above.

Executive Overview

   National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in income producing health care properties with emphasis on the long-term health care sector.  As of December 31, 2006, we had interests in real estate owned, and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $398,376,000.  Founded in 1991, our mission  is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.

Portfolio

   As of December 31, 2006, we had investments in real estate and mortgage notes receivable in 139 health care facilities located in 18 states consisting of 97 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 14 assisted living facilities, 6 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $90,782,000 aggregate carrying value amount of loans to 14 borrowers and $235,199,000 of real estate investments with 17 lessees.

   Of these 139 facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  These 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.  Our investment advisor was NHC until November 1, 2004.  Of these 139 facilities, 17 were acquired through foreclosure.  The 17 facilities have been sold, but we have not yet met the accounting criteria described in Statement of Financial Accounting Standards No. 66 to record the sales for financial statement purposes.  The facilities are managed by subsidiaries of NHC.

  Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 27.7% of total real estate portfolio on December 31, 2006, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value, in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income in 2006 from NHC was $31,309,000 or approximately 48% of our net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

   As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, state survey results and other relevant information.

   At December 31, 2006, 26.7% of the total invested assets of the health care facilities were operated by publicly-traded operators, 61.8% by regional operators, and 11.5% by small operators.

The following tables summarize our portfolio as of December 31, 2006:

Portfolio Statistics		Investment
	Properties	Percentage	Investment
Real Estate Properties	90	72%	$235,199,000
Mortgages and Notes Receivable	49	28%	90,782,000
Total Real Estate Portfolio	139	100%	$325,981,000

Real Estate Properties	Properties	Beds	Investments
Long-term Care Centers	66	8,555	$149,537,000
Assisted Living	14	1,161	59,080,000
Medical Office Buildings	4	124,427 sq. ft.	9,983,000
Retirement Centers	5	534	9,700,000
Hospitals	1	55	6,899,000
Total Real Estate Properties	90		235,199,000
Mortgages and Notes Receivable
Long-term Care Centers	31	3,377	$84,716,000
Retirement Centers	1	60	1,936,000
Developmentally Disabled	17	108	4,130,000
Total Mortgages and Notes Receivable	49		90,782,000
Total Real Estate Portfolio	139		$325,981,000

		Percentage of
Summary of Facilities by Type	Properties	Total Dollars	Total Dollars
Long-term Care Centers	97	71.86%	$234,253,000
Assisted Living	14	18.12%	59,080,000
Medical Office Buildings	4	3.06%	9,983,000
Retirement Centers	6	3.57%	11,636,000
Hospitals	1	2.12%	6,899,000
Developmentally Disabled	17	1.27%	4,130,000
Total Real Estate Portfolio	139	100.00%	$325,981,000
Portfolio by Operator Type:
Public	62	26.68%	$ 86,981,000
Regional	65	61.82%	201,521,000
Small Operator	12	11.50%	37,479,000
Total Real Estate Portfolio	139	100.00%	$325,981,000

		Percentage of	Dollar
Public Operators		Total Portfolio	Amount
National HealthCare Corp.		13.65%	$44,510,000
Community Health Systems, Inc.		3.95%	12,861,000
Sunrise Senior Living Services		3.96%	12,918,000
Sun Healthcare		2.62%	8,540,000
Res-Care, Inc.		1.27%	4,130,000
HCA - The Healthcare Company		1.23%	4,022,000
Total Public Operators		26.68%	$86,981,000

   Operators who operate more than 3% of our total real estate investments are as follows: NHC, Health Services Management of Texas, LLC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC Senior Living Management Corporation, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc.

Areas of Focus

   We anticipate making new investments in 2007 while continuing to monitor and improve our existing properties.  Even as we make new investments, however, we expect to maintain a relatively low level of debt vs. equity compared to our historical levels.  New investments may be funded by our liquid investments and, if needed, by external financing.  We will make new investments where we believe the spreads over our cost of capital will generate returns to our investors.

   We have focused on increasing our liquidity and lowering our debt.  Our debt to capitalization ratio on December 31, 2006 was 20.8%, the lowest level in our 15 year history.  Our liquidity is also strong with cash and marketable securities of $203,278,000 at December 31, 2006 compared to $152,022,000 at December 31, 2005. Our total debt outstanding was $113,492,000 and $117,252,000 at December 31, 2006 and 2005 respectively.

   On December 27, 2005, we reached an agreement with NHC to extend through December 31, 2021, our current lease on 41 of our real estate properties.  These 41 facilities include four centers leased to other parties and three retirement centers.  This extension assures an ongoing relationship with our largest customer.

   As a result of our strong liquidity, we anticipated making new portfolio investments during 2006. Although we evaluated a number of potential new investments during the year, none were closed. At this time, we are continuing to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.

Acquisition Offer

   On October 5, 2006, we received an offer from W. Andrew Adams, our Chairman and CEO, a significant shareholder and President of Management Advisory Source, LLC, NHI's management advisor, to acquire all of our outstanding shares of common stock for $30.00 per share. The offer was subject to certain conditions and contingencies. The Board of Directors formed a Special Committee of independent directors for the purpose of evaluating strategic alternatives to enhance shareholder value. Additionally, the Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.  The Special Committee subsequently informed Mr. Adams that it considered his proposal inadequate.

   On January 2, 2007, we received a revised offer from Mr. Adams to acquire all of our outstanding shares of common stock for $33.00 per share payable through a $15 dividend and $18 common stock purchase price. On February 1, 2007 the Special Committee of National Health Investors, informed Mr. Adams that it considered the revised offer not to be in the best interests of NHI’s public stockholders and requested that management further develop and implement a wide-ranging strategic plan to enhance the business and shareholder value of NHI.  Since that date, Mr. Adams has continued to express to the Special Committee his interest in a transaction; however, no agreement has been reached with respect to an acquisition offer from Mr. Adams or his related entities, and management continues to work on the plan requested by the Special Committee.  NHI does not intend to update the status of any negotiations with respect to a potential transaction unless required by law to make such disclosure.

   On October 13, 2006, a lawsuit was filed in Chancery Court for the State of Tennessee, Rutherford County, against us and the individual directors serving on the Special Committee alleging breach of fiduciary duty and improper action in connection with the offer by Mr. Adams. We filed a motion to dismiss the complaint and on January 26, 2007, an amended lawsuit was filed against NHI and the members of the Special Committee.  The amended complaint rendered the motion to dismiss moot.  The plaintiff has indicated that he intends to amend the complaint a second time by the end of March.  We have responded to discovery and intend to vigorously defend the plaintiff’s allegations.  NHI has previously indemnified all members of the Board of Directors for all actions related to NHI, including serving on the Special Committee. NHI expects that indemnification to cover the expenses incurred by the directors in the defense of this action.

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

   Refer to Note 2 to our audited consolidated financial statements for further information on significant accounting policies that impact us.  There have been no material changes to these policies in 2006.

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

   The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims.  These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing for our lessees and mortgagees.  Prior to 2006, we had determined that impairment of certain of our investments had occurred as the result of these events.

   Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management.  For real estate properties, the need to recognize an impairment is evaluated on a property-by-property basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144").  The determination and recording of an impairment is based upon estimated future undiscounted cash flows from a property compared to the carrying amount of the property and may be affected by management’s plans, if any, to dispose of the property.

   For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15" (“SFAS 114").  On a quarterly basis, NHI reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

   While we believe that the carrying amounts of our properties, notes receivable, marketable securities and other investments are realizable and/or recoverable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

2)   Revenue recognition - mortgage interest and rental income - We collect interest and rent from our customers.  Generally our policy is to recognize revenues on an accrual basis as earned.  However, there are certain of our customers for which we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent may not be realizable.  For these “nonperforming” investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected.  We identify investments as “nonperforming” if a required payment is not received within 30 days of the date it is due.  This policy could cause our revenues to vary significantly from period to period.  Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under Statement of Financial Accounting Standard No. 13 “Accounting For Leases” (“SFAS 13”) to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	12/31/04	12/31/05	Dollars	Percentage	12/31/06	Dollars	Percentage	Dollars	Percentage
Cash and cash equivalents
at beginning of period	$ 93,687	$161,215	$ 67,528	72%	$132,469	($28,746)	(18%)	$38,782	41%

Cash provided from (used
in) operating activities	57,092	59,010	1,918	3%	57,805	(1,205)	(2%)	713	1%

Cash provided from (used
in) investing activities	65,742	333	(65,409)	-99%	47,170	46,837	14,065%	(18,572)	(28%)

Cash provided from (used
in) financing activities	(55,306)	(88,089)	(32,783)	59%	(59,679)	28,410	(32%)	(4,373)	8%

Cash and cash equivalents
at end of period	$161,215	$132,469	$(28,746)	-18%	$177,765	$45,296	34%	16,550	10%

   The notes to the consolidated financial statements describe the significant transactions that impact our cash flows from operating, investing and financing activities.

  Operating Activities - We have generated net cash from operating activities during 2006 totaling $57,805,000, a decrease of $1,205,000 compared to $59,010,000 in the prior year.  Net cash from operating activities generally includes net income adjusted for non-cash items, such as depreciation and amortization, working capital changes, investment write-downs and recoveries,  gains on asset disposals and share-based compensation.  The components of net cash provided from operating activities in 2006 includes net income of $69,228,000, depreciation of $12,026,000 and net loan and realty recoveries of $7,934,000.  The net loan and realty recoveries are related to mortgage loan payoffs.  There was a net gain on the sale of real estate of $5,814,000 comprised of $5,690,000 related to the sale of two New Jersey facilities and $124,000 related to the sale of one Missouri facility.  There was a gain on the payoff of a note receivable of $1,015,000.  Cash used in other operating activities is primarily due to the timing of payments of accounts payable and the increase in capital improvement reserves of the foreclosure properties.

   Net cash provided by operating activities during 2005 of $59,010,000 included net income of $54,408,000, depreciation of $12,855,000 and net loan and realty write-downs of $7,985,000.  The net loan and realty write-downs consisted of $2,550,000 related to real estate and $5,435,000 related to mortgage loans.  Gains and recoveries on the sale of marketable securities and real estate were $9,072,000 and $2,552,000, respectively.  Cash used in other operating activities was primarily due to the timing of payments of accounts payable and the increase in capital improvement reserves of the foreclosed facilities.

   The $57,092,000 net cash provided from operating activities for 2004 is composed primarily of increases due to net income of $56,379,000 and depreciation of $14,453,000.

   Investing Activities - Net cash provided by investing activities during 2006 totaled $47,170,000, an increase of $46,837,000 compared to the prior year of $333,000.  Cash flows provided from investing activities during 2006 included collections on mortgage and other notes receivable of $16,853,000 of which $11,516,000 were related to scheduled maturities and settlements of existing loans.  Prepayments of mortgage notes receivable were $19,664,000 in 2006 due to early payoffs of loans to four borrowers.  Dispositions of property and equipment provided $24,215,000 of cash flow in 2006 related to the sale of two New Jersey facilities for $17,570,000 and a Missouri facility for $6,645,000.  Investments in mortgage and other notes receivable increased by $11,063,000 due primarily to the funding of a note receivable from National Health Realty, a real estate investment trust, in the original amount of $10,450,000.

   Cash flows used in investing activities in 2005 and 2004 included investments in real estate properties of $12,264,000 and $1,678,000, respectively, while funding of mortgage and other notes receivable in 2005 and 2004 were $22,079,000 and $2,419,000, respectively.

   Financing Activities - Net cash used in financing activities during 2006 totaled $59,679,000, a decrease of $28,410,000 from the prior year of $88,089,000.  Cash flows used in financing activities for 2006 included principal payments on debt of $3,760,000 and dividends paid to stockholders of $52,545,000.  An amount of $3,530,000 was used to repurchase and retire 146,200 shares of common stock.

     Cash flows used in financing activities in 2005 and 2004 included principal payment on debt of $37,180,000 and $7,670,000, respectively, while dividends paid to stockholders in 2005 and 2004 were $53,259,000 and $48,650,000, respectively.

Liquidity

   At December 31, 2006, our liquidity is strong, with cash and marketable securities of $203,278,000 exceeding $113,492,000 of total debt outstanding.  Further, our debt to book capitalization ratio declined to 20.8%, the lowest level in our 15 year history.  Our next significant debt maturity is our $100 million 7.3% unsecured public notes due on July 16, 2007.  We currently have the liquidity to retire the debt; we currently are evaluating our option to either retire or extend the debt.

   We declared and paid total annual dividends of $1.85 to shareholders of record in 2004, $1.80 to shareholders of record in 2005, and $2.37 to shareholders of record in 2006.  The 2004 fourth quarter dividend of $.5750 per share was paid on January 10, 2005 and included a $.15 per share special dividend.  The 2005 fourth quarter dividend of $.45 per share was paid on January 10, 2006.  The 2006 fourth quarter dividend of $.93 per share was paid on January 10, 2007 and included a special dividend of $.45 per share.

Contractual Obligations and Contingent Liabilities

As of December 31, 2006, our contractual payment obligations and commitments were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt principal	$ 113,492	$ 103,980	$ 6,713	$ 2,049	$ 750
Debt interest (a)	5,389	4,393	757	200	39
Loan commitments	815	815	—	—	—
Facility management fees to NHC	8,425	8,425	—	—	—
Advisory fees to MAS	1,179	1,179	—	—	—
	$ 129,300	$ 118,792	$ 7,470	$ 2,249	$ 789

(a) For variable rate debt, future interest commitments were calculated using interest rates existing at December 31, 2006.

Off Balance Sheet Arrangements

   We currently have no outstanding guarantees or letters of credit except for those disclosed in Note 11 of the notes to our consolidated financial statements.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At December 31, 2006, we did not participate in any such financial instruments.

Commitments

   At December 31, 2006, we were committed, subject to due diligence and financial performance goals, to fund approximately $815,000 in health care real estate projects, all of which is expected to be funded within the next 12 months.  The commitments include additional mortgage investments for three long-term health care centers, at an interest rate of prime plus 2.0%.   We currently have sufficient liquidity to finance current investments for which we are committed to repay or refinance borrowings at or prior to their maturity, and to pay dividends required to maintain our REIT status.

Real Estate, Mortgage and Notes Receivable Write-downs (Recoveries)

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

   Prior to 2006, a number of our real estate property operators and mortgage loan borrowers experienced bankruptcy.  Others were forced to surrender properties to us in lieu of foreclosure. Still others failed to make timely payments on their obligations to us.

   The following table summarizes our write-downs and recoveries for the last three years, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Write-downs (Recoveries)
(in thousands)	2006	2005	2004
Real estate	$ —	$ 2,550	$ —
Mortgages & Notes Receivable (net)	(7,934)	5,435	(2,209)
	$ (7,934)	$ 7,985	$ (2,209)

   During 2006, three mortgage notes receivable were paid off, resulting in recoveries of amounts previously written down of $9,008,000. One working capital note with an outstanding balance of $1,074,000 was written down due to non-payment.

   Further maintenance analysis resulted in the recording of an additional $2,852,000 of accrued maintenance expense in the third quarter of 2005 on two Florida assisted living facilities as discussed in Note 3 to our consolidated financial statements.

   See Note 4 to our financial statements for details of the properties identified as impaired real estate investments and non-performing loans. We believe that the carrying amounts of our real estate properties and notes receivable, including those identified as impaired or non-performing, are recoverable and supported by the value of the underlying collateral.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Security Recoveries

   The following table summarizes our security recoveries for the last three years, recorded in accordance with the provisions of SFAS 115:

Recoveries
(in thousands)	2006	2005	2004
Securities	$ —	$ 5,022	$ 687

Assisted Living Concepts, Inc. (ALC) common stock was called in January 2005 resulting in a gain of $9,072,000 which is included in non-operating income in the consolidated statements of income for 2005 described as $5,022,000 of security recoveries and $4,050,000 of realized gains.  These securities were previously identified as impaired in 2001.

   ALC convertible debentures were called in January 2004 resulting in a gain of $687,000 which we included in non-operating income described as security recoveries.  These securities were previously identified as impaired in 2001.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

   Certain 2005 financial information has been reclassified for the presentation of operations discontinued during 2006.  Such changes had no impact on the Company’s net income.

   Net income for the year ended December 31, 2006 is $69,228,000 versus net income of $54,408,000 for the same period in 2005, an increase of 27.2%.  Diluted earnings per common share increased $.53 or 27.0% to $2.49 in 2006 from $1.96 in 2005.

   Total revenues for the year ended December 31, 2006 increased $3,800,000 or 2.6% to $150,724,000 from $146,924,000 for the year ended December 31, 2005.  Revenues from mortgage interest income decreased $3,245,000 or 17.8% when compared to the same period in 2005 due to scheduled maturities, settlements and prepayments of our mortgage loan portfolio.  Revenues from rental income increased $2,276,000 or 5.2% in 2006 as compared to 2005 due primarily to the significant improvement in the operations of our owned facilities with one lessee who is now making lease payments of $225,000 per month.  Facility operating revenue increased $4,769,000 or 5.6% in 2006 compared to 2005.  The increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts and New Hampshire for the year ended December 31, 2006.  The increase in facility operating revenues is related to a $3,087,000 increase in our Massachusetts and New Hampshire operating facilities and a $1,759,000 increase in our Kansas and Missouri operating facilities.

   Total expenses for the year ended December 31, 2006 decreased $16,222,000 or 13.9% to $100,498,000 from $116,720,000 for 2005.  Interest expense decreased $425,000 or 5.0% in 2006 as compared to 2005 primarily due to the payment of debt of $37,180,000 in 2005.  Net loan and realty recoveries are reported as a decrease in expenses and amounted to $7,934,000 in 2006 as compared to net loan and realty losses of $10,837,000 in 2005.  Loan recoveries in 2006 were $9,008,000, less loan write-downs of $1,074,000.

Non-Operating Income -

   Non-operating income of $12,721,000 in 2006 and $22,331,000 in 2005 includes dividends, interest income, and gains and losses on the sale of marketable securities.  In 2005, $4,525,000 of fire insurance proceeds and gains from the sale of real estate damaged in a fire is also included in non-operating income.  Furthermore, a gain of $9,072,000 on the sale (as a result of merger) of ALC common stock for cash (described as $5,022,000 of security recoveries and $4,050,000 of realized gains) is included in non-operating income in 2005.

Discontinued Operations -

    In March 2006, we received proceeds from the sale by the current owner of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility, we recognized the December 2004 sale of this property and recognized a $124,000 gain. In May 2006, two New Jersey nursing facilities were sold generating net proceeds in cash of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

   During the year ended December 31, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for proceeds of $11,482,000.  We recognized a $773,000 gain on the sale of these facilities.  The net gain on the sale of real estate of $773,000 is composed of a $1,624,000 gain from a Charlotte, North Carolina assisted living facility sale and an $851,000 loss from a Dallas, Texas assisted living facility sale.  Both of these assisted living facilities were sold as a result of never achieving their expected profitability, discussed in Note 4 of the notes to our consolidated financial statements.

    For 2006 and 2005, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

   Certain 2004 financial information has been reclassified for the presentation of operations discontinued during 2005.  Such changes had no impact on the Company’s reported net income.

   Net income for the year ended December 31, 2005 is $54,408,000 versus net income of $56,379,000 for the same period in 2004, a decrease of 3.5%. Diluted earnings per common share decreased $.07 or 3.4% to $1.96 in 2005 from $2.03 in 2004.

   Total revenues for the year ended December 31, 2005 increased $1,859,000 or 1.3% to $146,924,000 from $145,065,000 for the year ended December 31, 2004. Revenues from mortgage interest income increased $110,000, or 0.6%, when compared to the same period in 2004. Revenues from rental income decreased $1,707,000, or 3.7% in 2005 as compared to 2004. Facility operating revenue increased $3,456,000 or 4.3% in 2005 compared to 2004.

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

   The $1,707,000 decrease in rental income in 2005 resulted primarily from decreases of $840,000 because of terminated leases and $2,962,000 because of delinquent leases, offset in part by increases of $788,000 from new leases and $1,307,000 from improved paying leases and increased percentage rent from fully paying leases.

   The $3,456,000 increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri for the year ended December 31, 2005.  The increase in facility operating revenues is attributable to a $1,514,000 increase in our Massachusetts and New Hampshire operating facilities and a $1,942,000 increase in our Kansas and Missouri operating facilities.  The New Hampshire facilities experienced a one-time $4,228,000 state Medicaid retroactive rate adjustment in 2004 applicable to 2004 and 2003, which increased 2004 revenue as compared to 2005.

   Total expenses for the year ended December 31, 2005 increased $12,841,000 or 12.4% to $116,720,000 from $103,879,000 for 2004.  Interest expense decreased $3,883,000 or 31.2% in 2005 as compared to 2004.  Loan, REMIC and realty losses increased $13,046,000.  Facility operating expense increased by $4,443,000 or 5.9% in 2005 compared to 2004.

   Interest expense for the year ended December 31, 2005 decreased primarily due to the payment of debt of $37,180,000 since December 2004.  This debt was repaid with cash that was earning less than the cost of the repaid debt and as a result, was immediately accretive to earnings.

   Loan, REMIC, realty and security losses netted $5,815,000 in 2005.  Security recoveries of $5,022,000 were recorded in 2005 related to the sale of Assisted Living Concepts, Inc. common stock as a result of the acquisition of all the outstanding shares of ALC by Extendicare, Inc. by merger, discussed in Note 6 of the notes to our financial statements.   Realty impairments of $2,550,000 were recorded during the first quarter of 2005 on two Florida assisted living facilities previously leased to Marriott Senior Living Services as a result of further defaults of covenants in the facility leases and continued maintenance of the facilities, discussed in Note 3 of the notes to our financial statements.  Further maintenance analysis resulted in the recording of an additional $2,852,000 of accrued maintenance expense in the third quarter of 2005 on these two Florida assisted living facilities attributable to mold remediation.

   Loan write-downs of $6,000,000 were recorded during 2005 as follows: (1) $2,000,000 on two loans held by Algood HealthCare, Inc., (2) $2,000,000 on mortgage loans with purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc., and (3) $2,000,000 on a Miracle Hill nursing home loan.  All these impairments are as a result of declines in past, current and anticipated cash flow from the facilities collateralizing the loans, discussed in Note 5 of the notes to our financial statements.  Loan recoveries of $565,000 were recorded in 2005.

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

Non-Operating Income -

   Non-operating income of $22,331,000 in 2005 and $12,381,000 in 2004 includes dividends, interest income, and gains and losses on the sale of marketable securities.  In 2005, $4,525,000 of fire insurance proceeds and gains from the sale of real estate damaged in a fire is also included in non-operating income.  Furthermore, a gain of $4,050,000 on the sale, as a result of merger, of ALC common stock for cash (after $5,022,000 of the ALC common sale proceeds is treated as a recovery) is included in non-operating income in 2005.

Discontinued Operations -

   During the year ended December 31, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for cash proceeds of $11,482,000.  We recognized a $773,000 gain on the sale of these facilities.  The net gain on the sale of real estate of $773,000 is composed of a $1,624,000 gain from a Charlotte, North Carolina assisted living facility sale and an $851,000 loss from a Dallas, Texas assisted living facility sale.  Both of these assisted living facilities were sold as a result of never achieving their expected profitability as discussed in Note 4 of the notes to our financial statements.

   During the prior year ended December 31, 2004, we sold three nursing facilities (one previously designated as held for sale) with carrying amounts totaling $2,846,000 for cash proceeds of $4,389,000.  We recognized a gain of $1,543,000 on the sale of these facilities.

   For 2005 and 2004, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Funds From Operations

   Our funds from operations (“FFO”) for the year ended December 31, 2006, on a diluted basis was $74,221,000, an increase of $10,768,000 as compared to $63,453,000 for the same period in 2005.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

     We believe that FFO is an important supplemental measure of operating performance for a real estate investment trust.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentation of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO.  The term FFO was designed by the real estate investment trust industry to address this issue.  Our measure may not be comparable to similarly titled measures used by other REITs.  Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs.  Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company’s FFO to that of other REITs.  Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     We have complied with the SEC’s interpretation that recurring impairments taken on real property may not be added back to net income in the calculation of FFO.  The SEC’s position is that recurring impairments on real property are not an appropriate adjustment.

The following table reconciles net income to funds from operations:

Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2006	2005	2004

Net income	$ 69,228	$ 54,408	$ 56,379
Dividends to preferred stockholders	—	—	(514)
Net income available to common stockholders	69,228	54,408	55,865
Elimination of non-cash items in net income:
Real estate depreciation	10,668	11,049	11,540
Real estate depreciation in discontinued operations	139	469	753
Gain on sale of real estate	(5,814)	(2,554)	(1,543)
Basic funds from operations available to common stockholders	74,221	63,372	66,615

Interest on convertible subordinated debentures	—	81	120

Diluted funds from operations available to common stockholders	$ 74,221	$ 63,453	$ 66,735

Basic funds from operations per share	$ 2.68	$ 2.29	$ 2.44
Diluted funds from operations per share	2.67	2.28	2.42

Shares for basic funds from operations per share	27,744,868	27,699,887	27,257,826
Shares for diluted funds from operations per share	27,778,764	27,830,886	27,531,084

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

New Accounting Pronouncements

   In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”).  The new standard requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  The Company adopted SFAS 123R beginning January 1, 2006.  The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The adoption of SFAS 123R has resulted in the recording of compensation charges of $174,000 for options and restricted shares granted.

   In May 2005, the FASB issued Statement No. 154, Accounting for Changes and Error Corrections (“SFAS 154”).  This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”.  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of this pronouncement has not had a significant impact on the Company’s consolidated financial statements.

   In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140” (“SFAS 155”).  SFAS No. 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives and allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. In addition, it amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. The company will adopt the provisions of SFAS No. 155 beginning in fiscal 2007. The implementation of SFAS No. 155 is not expected to have material impact on the Company’s consolidated financial statements.

   In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”).  This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of SFAS 156 is not expected to have material impact on the Company’s consolidated financial statements.

   In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions assuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The new standard does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety. SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  This Statement enhances disclosure regarding the funded status of an employers’ defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income and (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur (c) at a measurement date of the employer’s fiscal year-end.  Statement No. 158 is not expected to apply to the Company.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  If elected, the implementation of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

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

*

the competitive environment in which we operate.

   See the notes to the Annual Financial Statements, and “ Business” and “Risk Factors” under Item 1 and Item 1A herein for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

   As of December 31, 2006, $100 million of our debt bears interest at a fixed interest rate of 7.3%.  Because the interest rate of this debt instrument is fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to this debt instrument.  The remaining $13,492,000 of our debt bears interest at variable rates.  A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these debt instruments by $74,000.  A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these debt instruments by $74,000.

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

Equity Price Risk

   We consider our investments in marketable securities of $25,513,000 at December 31, 2006 as available-for-sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% change in quoted market prices would result in a related $2,551,000 change in the fair value of our investments in marketable securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 23, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Memphis, Tennessee

March 23, 2007

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

December 31,	2006	2005
Assets
Real estate properties:
Land	$ 30,067	$ 31,647
Buildings and improvements	346,033	362,907
Construction in progress	307	359
	376,407	394,913
Less accumulated depreciation	(141,208)	(131,784)
Real estate properties, net	235,199	263,129
Mortgage and other notes receivable, net	99,532	118,800
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	177,765	132,469
Marketable securities	25,513	19,553
Accounts receivable, net	6,133	5,581
Deferred costs and other assets	13,190	10,268
Total Assets	$ 595,464	$ 587,932
Liabilities
Unsecured public notes	$ 100,000	$ 100,000
Debt	13,492	17,252
Convertible subordinated debentures	—	201
Accounts payable and other accrued expenses	20,951	26,471
Accrued interest	3,378	3,374
Dividends payable	25,809	12,524
Deferred income	163	3,142
Total Liabilities	163,793	162,964
Commitments and contingencies

Stockholders’ Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,752,239
and 27,830,439 shares, respectively, issued and outstanding	278	278
Capital in excess of par value	461,735	464,389
Cumulative net income	682,437	613,209
Cumulative dividends	(730,562)	(664,730)
Unrealized gains on marketable securities	17,783	11,822
Total Stockholders’ Equity	431,671	424,968
Total Liabilities and Stockholders’ Equity	$ 595,464	$ 587,932

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

Year Ended December 31	2006	2005	2004
Revenues:
Mortgage interest income	$ 14,981	$ 18,226	$ 18,116
Rental income	46,281	44,005	45,712
Facility operating revenue	89,462	84,693	81,237
	150,724	146,924	145,065
Expenses:
Interest expense	8,131	8,556	12,439
Depreciation	11,845	12,199	13,424
Amortization of loan costs	135	174	148
Legal expense	592	570	1,292
Franchise, excise, and other taxes	204	622	284
General and administrative	5,344	4,310	3,492
Loan, remic, and realty losses (recoveries)	(7,934)	10,837	(2,209)
Facility operating expenses	82,181	79,452	75,009
	100,498	116,720	103,879
Income before non-operating income	50,226	30,204	41,186
Non-operating income (investment interest and other)	12,721	22,331	12,381
Income from continuing operations	62,947	52,535	53,567
Discontinued operations
Operating income - discontinued	467	1,100	1,269
Net gain on sales of real estate	5,814	773	1,543
	6,281	1,873	2,812
Net income	69,228	54,408	56,379
Dividends to preferred stockholders	—	—	(514)
Net income available to common stockholders	$ 69,228	$ 54,408	$ 55,865
Weighted average common shares outstanding:
Basic	27,744,868	27,699,887	27,257,826
Diluted	27,778,764	27,830,886	27,531,084
Earnings per share:
Basic:
Income from continuing operations	$ 2.27	$ 1.89	$ 1.95
Discontinued operations	.23	.07	.10
Net income available to common stockholders	$ 2.50	$ 1.96	$ 2.05
Diluted:
Income from continuing operations	$ 2.26	$ 1.89	$ 1.93
Discontinued operations	.23	.07	.10
Net income available to common stockholders	$ 2.49	$ 1.96	$ 2.03

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)
Year Ended December 31	2006	2005	2004
Cash flows from operating activities:
Net income	$ 69,228	$ 54,408	$ 56,379
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	12,026	12,855	14,453
Provision for loan, remic and realty losses (recoveries)	(7,934)	7,985	(2,209)
Net gain on sales of real estate	(5,814)	(2,552)	(1,543)
Gain on notes receivable	(1,015)	—	(3,308)
Share-based compensation	519	—	—
Realized gain and recovery on sales of marketable securities	—	(9,072)	(2,682)
Amortization of loan costs	135	174	148
Interest on debenture conversions	—	10	—
Amortization of discount on held-to-maturity securities and real estate
mortgage investment conduit	—	—	(1,191)
Deferred income	—	109	10
Amortization of deferred income	(217)	(252)	(320)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(552)	803	(2,075)
Increase in deferred costs and other assets	(3,057)	(4,142)	(446)
(Decrease) increase in accounts payable and other accrued expenses	(5,518)	(1,298)	(107)
Decrease in accrued interest	4	(18)	(17)
Net cash provided by operating activities	57,805	59,010	57,092
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(11,063)	(22,079)	(2,419)
Collection of mortgage and other notes receivable	16,853	4,492	13,944
Prepayment of mortgage notes receivable	19,664	5,424	4,461
Sale of mortgage notes receivable	—	—	24,120
Collection of real estate mortgage investment conduits	—	—	13,126
Acquisition of and construction of real estate properties	(2,499)	(12,264)	(1,678)
Disposition of property and equipment	24,215	14,452	4,389
Acquisition of marketable securities	—	—	(1,024)
Sales of marketable securities	—	10,308	10,823
Net cash provided by investing activities:	47,170	333	65,742
Cash flows from financing activities:
Payments on debt	(3,760)	(37,180)	(7,670)
Redemption of convertible subordinated debentures	(201)	—	—
Dividends paid to stockholders	(52,545)	(53,259)	(48,650)
Repurchase of common stock	(3,530)	—	(578)
Sale of common stock	357	2,350	1,592
Net cash used in financing activities	(59,679)	(88,089)	(55,306)
Increase (decrease) in cash and cash equivalents	45,296	(28,746)	67,528
Cash and cash equivalents, beginning of period	132,469	161,215	93,687
Cash and cash equivalents, end of period	$ 177,765	$ 132,469	$ 161,215

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

	NATIONAL HEALTH INVESTORS, INC.
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	(In thousands, except share and per share amounts)

	Cumulative Convertible							Unrealized
	Preferred Stock				Capital in			(Losses) Gains	Total
	at $25 per share		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
Balances at December 31, 2003	747,994	$ 18,700	26,770,123	$ 267	$ 441,178	$ 502,422	$(563,682)	$10,759	$409,644
Comprehensive income:
Net income	—	—	—	—	—	56,379	—	—	56,379
Unrealized gains on marketable securities	—	—	—	—	—	—	—	9,371	9,371
Total comprehensive income	—	—	(23,860)	—	(578)	—	—	—	65,750
Shares repurchased and retired									(578)
Shares issued:
Stock options exercised	—	—	88,271	1	1,591	—	—	—	1,592
Shares issued in conversion of preferred stock	(747,994)	(18,700)	676,922	7	18,693	—	—	—	—
Shares issued in conversion of convertible debentures	—	—	33,562	—	235	—	—	—	235
to common stock
Cash dividends:
Dividends to common stockholders, $1.85 per share	—	—	—	—	—	—	(50,590)	—	(50,590)
Dividends to preferred stockholders, $.6876 per share	—	—	—	—	—	—	(514)	—	(514)
Balances at December 31, 2004	—	—	27,545,018	275	461,119	558,801	(614,786)	20,130	425,539
Comprehensive income:
Net income	—	—	—	—	—	54,408	—	—	54,408
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(8,308)	(8,308)
Total comprehensive income									46,100
Shares issued:
Stock options exercised	—	—	154,729	2	2,348	—	—	—	2,350
Shares issued in conversion of convertible debentures	—	—	130,692	1	922	—	—	—	923
to common stock
Cash dividends:
Dividends to common stockholders, $1.80 per share	—	—	—	—	—	—	(49,944)	—	(49,944)

Balances at December 31, 2005	—	—	27,830,439	278	464,389	613,209	(664,730)	11,822	424,968
Comprehensive income:
Net income	—	—	—	—	—	69,228	—	—	69,228
Unrealized gain on marketable securities	—	—	—	—	—	—	—	5,961	5,961
Total comprehensive income									75,189
Shares repurchased and retired	—	—	(146,200)	(1)	(3,529)	—	—	—	(3,530)
Shares issued:
Stock options exercised	—	—	15,000	—	357	—	—	—	357
Restricted stock	—	—	53,000	1	(1)	—	—	—	-
Compensation related items:
Share-based compensation	—	—	—	—	519	—	—	—	519
Cash Dividends:
Dividends to common stockholders, $2.37 per share	—	—	—	—	—	—	(65,832)	—	(65,832)
Balances at December 31, 2006	—	$ —	27,752,239	$ 278	$ 461,735	$ 682,437	$(730,562)	$ 17,783	$ 431,671

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005, and 2004

NOTE 1. ORGANIZATION

   National Health Investors, Inc. ("NHI" or the "Company") is a Maryland real estate investment trust (“REIT”) that was incorporated on July 24, 1991.  NHI's revenue is derived primarily from interest income on mortgage loans, rent generated on leased properties, income on other investments and the operations of long-term health care facilities on which NHI has foreclosed or has accepted deeds in lieu of foreclosure.  NHI invests in health care properties including long-term care centers, acute care hospitals, medical office buildings, assisted living facilities and retirement centers.  These properties are located throughout the United States and are operated by qualified health care providers.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), NHI evaluates the recoverability of the carrying values of its properties on a property-by-property basis.  On a quarterly basis, NHI reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

   Mortgage and Other Notes Receivable - In accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15” (“SFAS 114”), NHI evaluates the carrying values of its mortgage and other notes receivable on an instrument-by-instrument basis.  On a quarterly basis, NHI reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

   At December 31, 2006, the primary difference between NHI's tax basis and the reported amounts of NHI's assets and liabilities is a higher book basis than tax basis in its real estate properties by approximately $26,049,000. Of the amount, $38,149,000 is attributable to operating facilities sold in Massachusetts, New Hampshire, Kansas and Missouri not recorded for financial statement purposes (accounted for under the deposit method under Statement of Financial Accounting Standard No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”), while accounted for under the installment sale method for tax purposes).  This is offset by a $12,100,000 higher tax basis than book basis on other real estate properties.

   Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, recognition of commitment fees, estimated useful lives used to compute depreciation expense and in the treatment of accrued interest expense that existed at the time debentures were converted to common stock.

   Concentration of Credit Risks - NHI's credit risks primarily relate to cash and cash equivalents, investments in preferred stock, real estate mortgage investment conduits and mortgage and other notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments. The company maintains its bank deposit accounts with large financial institutions that exceed federally-insured limits. The Company has not experienced any losses in such accounts.  Mortgage and other notes receivable consists primarily of secured loans with health care facilities as discussed in Note 4.  The investment in preferred stock is in one entity as discussed in Note 6.

   NHI's financial instruments, principally its investments in preferred stock and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable.  NHI obtains various collateral and other protective rights and continually monitors these rights in order to reduce such possibilities of loss.  NHI evaluates the need to provide for reserves for potential losses on its financial instruments based on management's periodic review of its portfolio on an instrument-by-instrument basis.  See Notes 4 and 6 for additional information on the notes receivable and investment in preferred stock.

   Marketable Securities - NHI’s investments in marketable securities include available-for-sale securities.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). NHI evaluates its marketable securities for other-than-temporary impairments consistent with the provisions of SFAS 115.

   Deferred Costs - Costs incurred to acquire financings are amortized by the effective interest method over the term of the related debt.

   Deferred Income - Deferred income primarily includes non-refundable loan commitment fees received by NHI, which are amortized into income by the effective interest method over the expected period of the related loans.  In the event that a potential borrower chooses not to borrow funds from NHI, the related commitment fees are recognized into income when the commitment expires.

   In management's opinion, these loan commitment fees approximate the loan commitment fees that NHI would currently charge to enter into similar agreements based on the terms of the agreements and the creditworthiness of the parties, and the committed interest rates are approximately the same as current levels of interest rates.

   Rental Income - Rental income is recognized by NHI based on the terms of NHI's leases, which is generally on a straight-line basis over the term of the lease. Under certain of its leases, NHI receives additional contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter.  NHI recognizes contingent rent annually or quarterly, as applicable, when, based on the actual revenues of the lessee, receipt of such income is assured since the target threshold has been received. Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under FASB Statement No. 13 “Accounting For Leases” (“SFAS 13”) to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.

   NHI identifies leases as non-performing if a required payment is not received within 30 days of the date it is due.  The Company’s policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the income is received.

   Mortgage Interest Income - Mortgage interest income is recognized by NHI based on the interest rates and principal amounts outstanding of the mortgage notes receivable.  Under certain of its mortgages, NHI receives additional contingent interest, which is based on the increase in the current year revenues of a borrower over a base year. NHI recognizes contingent interest income annually when, based on the actual revenues of the borrower, receipt of such income is assured since the target threshold has been achieved.  Mortgage interest income includes prepayment penalties, which are recognized into income upon prepayment of notes receivable.  NHI identifies loans as non-performing if a required payment is not received within 30 days of the date it is due.  The Company’s policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the income is received.

   Investment Interest and Other Income - Investment interest and other income includes dividends and interest received from investments in preferred stock and marketable securities, realized gains and losses on sales of marketable securities, interest on cash and cash equivalents and amortization of deferred income.

   Facility Operating Revenue - Facility operating revenue is generated from the long-term health care facilities on which NHI became the licensed operator.  With certain elections, unqualified income generated by these properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.  Approximately 75% of NHI’s facility operating revenue in 2006, 2005 and 2004 is derived from participation in Medicare and Medicaid programs.  Amounts earned under Medicare, Medicaid and other governmental programs are subject to review by the third party payors.  In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews.  Any differences between estimated settlements and final determinations are reflected in facility operating revenue in the year finalized.

   Foreclosures - NHI records the assets received and liabilities assumed during foreclosures at their estimated fair value in accordance with the provisions of FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”).

   Stock-Based Compensation – NHI accounts for stock-based compensation arrangements under FASB Statement 123 (Revised 2004) “Share-Based payments” (“SFAS 123R”).  See Note 14 for additional disclosures about NHI's stock-based compensation.

   Comprehensive Income – FASB Statement No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the consolidated financial statements.  NHI reports its comprehensive income in the consolidated statements of stockholders' equity.

   Segment Disclosures – FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the manner in which public business enterprises report information about operating segments.  Management believes that substantially all of NHI’s operations comprise one operating segment.

   New Accounting Pronouncements - In December 2004, the issued FASB Statement No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”).  The new standard requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.  The Company adopted SFAS 123R beginning January 1, 2006.  The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The adoption of SFAS 123R has resulted in the recording of compensation charges of $174,000 for options and restricted shares granted.

   In May 2005, the FASB issued Statement No. 154, “Accounting for Changes and Error Corrections.” (“SFAS 154”)  This new standard replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”.  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of this pronouncement has not had a significant impact on the Company’s financial statements.

   In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – An amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. The new standard is effective to new or modified financial instruments in fiscal years beginning after September 15, 1006. The implementation of SFAS 155 is not expected to have material impact on the Company’s consolidated financial statements.

   In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”).  This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This standard clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

   In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” (“FIN 48”),   FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety. SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The Company is currently evaluating the impact on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  This standard enhances disclosure regarding the funded status of an employers’ defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income and (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur (c) at a measurement date of the employer’s fiscal year-end.  SFAS 158 is not expected to apply to the Company.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard amends FASB Statement No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of FAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Real Estate

The following table summarizes NHI's real estate properties by type of facility and by state as of December 31, 2006 and 2005:

(Dollar amounts in thousands)

2006
			Buildings,
	Number		Improvements &		Mortgage
	of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 3,197	$ —
Arizona	1	453	6,678	1,862	1,780
Florida	4	2,306	37,437	19,143	837
Georgia	1	52	865	754	—
Idaho	1	122	2,491	702	—
Kansas	7	658	12,931	2,446	—
Kentucky	2	231	2,182	1,387	—
Massachusetts	4	1,189	18,873	9,810	—
Missouri	8	1,515	29,224	13,860	2,225
New Hampshire	3	1,473	23,398	12,385	—
South Carolina	3	572	11,527	7,418	—
Tennessee	20	1,835	41,297	24,516	—
Texas	8	2,280	47,409	8,156	—
Virginia	1	176	2,510	1,407	2,100
Wisconsin	1	170	1,604	138	—
Total Long-Term Care	66	13,127	243,591	107,181	6,942

Acute Care:
Kentucky	1	540	10,163	3,804	—
Total Acute Care	1	540	10,163	3,804	—

Medical Office Buildings:
Florida	1	165	3,349	1,576	—
Illinois	1	—	1,925	451	—
Texas	2	631	9,677	3,737	—
Total Medical Office Buildings	4	796	14,951	5,764	—

Assisted Living:
Arizona	4	1,757	13,622	2,695	—
Florida	4	7,095	21,232	8,312	—
New Jersey	1	4,229	13,030	4,340	—
Pennsylvania	1	439	3,960	132	—
South Carolina	1	344	2,877	572	—
Tennessee	3	871	7,062	1,387	—
Total Assisted Living	14	14,735	61,783	17,438	—

Retirement Centers:
Idaho	1	243	4,182	1,154	—
Missouri	1	344	3,181	1,683	—
New Hampshire	1	218	2,846	1,618	—
Tennessee	2	64	5,643	2,566	—
Total Retirement Centers	5	869	15,852	7,021	—
Total	90	$ 30,067	$ 346,340	$ 141,208	$ 6,942

2005
			Buildings,
	Number		Improvements &		Mortgage
	Of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 3,086	$ 1
Arizona	1	453	6,678	1,668	1,950
Florida	4	2,306	37,511	17,929	1,097
Georgia	1	52	865	721	—
Idaho	1	122	2,491	637	—
Kansas	7	658	12,512	1,980	—
Kentucky	2	231	2,182	1,301	—
Massachusetts	4	1,189	18,665	8,832	—
Missouri	9	1,988	36,203	13,984	2,725
New Hampshire	3	1,473	22,870	10,997	—
New Jersey	2	1,096	11,973	1,070	—
South Carolina	3	572	11,544	7,092	—
Tennessee	20	1,835	41,312	23,199	13
Texas	8	2,280	47,409	6,741	—
Virginia	1	176	2,510	1,333	2,400
Wisconsin	1	170	1,604	83	—
Total Long-Term Care	69	14,696	261,494	100,653	8,186

Acute Care:
Kentucky	1	540	10,163	3,455	—
Total Acute Care	1	540	10,163	3,455	—

Medical Office Buildings:
Florida	1	165	3,349	1,483	—
Illinois	1	—	1,925	397	—
Texas	2	631	9,677	3,450	—
Total Medical Office Buildings	4	796	14,951	5,330	—

Assisted Living:
Arizona	4	1,757	13,622	2,354	—
Florida	5	7,096	20,194	7,724	—
New Jersey	1	4,229	13,030	3,970	—
Pennsylvania	1	440	3,960	33
South Carolina	1	344	2,877	500	—
Tennessee	3	871	7,061	1,210	—
Total Assisted Living	15	14,737	60,744	15,791	—

Retirement Centers:
Idaho	1	243	4,182	1,043	—
Missouri	1	353	3,171	1,590	—
New Hampshire	1	218	2,917	1,533
Tennessee	2	64	5,644	2,389	—
Total Retirement Centers	5	878	15,914	6,555	—
Total	94	$31,647	$363,266	$131,784	$ 8,186

Certain of NHI’s real estate properties are pledged as collateral on individual mortgage notes payable, as noted in the tables above.

The following table summarizes NHI’s real estate properties by leased facilities and operating facilities at December 31, 2006 and 2005, respectively (in thousands):

	2006			2005
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 26,491	$ 3,576	$ 30,067	$ 27,598	$ 4,049	$ 31,647
Buildings and improvements	284,382	61,651	346,033	295,416	67,491	362,907
Construction in progress	2	305	307	—	359	359
	310,875	65,532	376,407	323,014	71,899	394,913
Less accumulated depreciation	(113,825)	(27,383)	(141,208)	(106,398)	(25,386)	(131,784)
Real estate properties, net	$ 197,050	$ 38,149	$ 235,199	$216,616	$46,513	$263,129

Foreclosure Properties

   We have previously treated the Washington State, New England, Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes.  With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.  All of the properties have been recognized as sold or disposed of for tax purposes.  However, as described below, the operations of the New England, Kansas and Missouri properties continue to be included in our consolidated financial statements for financial reporting purposes.

   Washington State Properties - During 1998, we assumed the operations of four long-term care properties in Washington State.  The operating results of these facilities were included in our financial statements from 1998 until the operations were disposed of during 2003 and 2004.

   New England Properties - During 1999, we assumed the operations of seven New England facilities.  During 2001, we sold the properties to a not-for-profit entity and provided 100% financing consisting of 6.9% first mortgage proceeds totaling $40,526,000, maturing in August 2011.  For financial reporting purposes, we have not recorded the sale of the assets, and continue to record the results of operations of these properties each period.  For tax reporting purposes, the sale has been recognized with gain on sale to be recorded under the installment method as cash payments are received.  For financial reporting purposes, sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66") are met, at which time we will report the sale under the full accrual method.  Management believes that the carrying amount of these real estate properties at December 31, 2006 of $ 24,184,000 is recoverable.

   Amounts included in the consolidated financial statements applicable to the New England facilities are summarized as follows (in thousands):

	Year Ended December 31
Income Statement:	2006	2005	2004
Facility operating revenue	$ 56,391	$ 53,304	$ 51,790

Facility operating expenses	51,125	49,080	46,234
Interest expense	9	8	335
Depreciation	2,682	2,551	3,414
Total Expenses	53,816	51,639	49,983
Net income	$ 2,575	$ 1,665	$ 1,807

	December 31
Balance Sheet	2006	2005
Real estate properties, net	$ 24,184	$ 25,969
Cash and cash equivalents	2,752	3,045
Accounts receivable, net	4,491	3,241
Other assets	12,083	9,157
Accounts payable and other accrued expenses	6,212	6,689

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at December 31, 2006 is recoverable.  The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale qualifies for recognition under generally accepted accounting principles.  Our continuing involvement with these properties is as a creditor.

   Kansas and Missouri Properties - In July 2001, we assumed the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our consolidated financial statements since that date.  During 2004, we sold the properties to a not-for-profit entity for $33,585,000 and provided 100% financing.  Proceeds consisted of an 8.5% note for $20,585,000 maturing December 31, 2014 and a note for $13,000,000 with interest at 3% through December 31, 2007 and at prime plus 1% thereafter, maturing December 31, 2014.  For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period.  For tax purposes, the sale has been recognized with gain on sale to be recorded under the installment method as cash payments are received. For financial reporting purposes, sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

   During 2006, we received $5,482,000 in cash as full payment for sale of the nursing facility known as Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  We originally sold the property in December 2004 to a not-for-profit entity and provided 100% financing.  As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain in 2006.

   Management believes that the carrying amount of the remaining Kansas and Missouri properties at December 31, 2006 of

$13,965,000 is recoverable.

   Amounts included in the consolidated financial statements applicable to the Kansas and Missouri facilities are summarized as follows (in thousands):

	Year Ended December 31
Income Statement:	2006	2005	2004
Facility operating revenue	$ 35,331	$ 31,389	$ 29,448

Facility operating expenses	33,498	30,373	28,774
Interest (income) expense	(4)	172	1,806
Depreciation	727	622	755
Total expenses	34,221	31,167	31,335
Net income (loss)	$1,110	$ 222	$ (1,887)

	December 31
Balance sheet	2006	2005
Real estate properties, net	$ 13,965	$ 20,544
Cash and Cash equivalents	5,403	3,422
Accounts receivable, net	2,543	2,946
Other assets	371	492
Accounts payable and other accrued expenses	8,819	9,579

   The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at December 31, 2006 is recoverable.  The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale qualifies for recognition under generally accepted accounting principles.   Our continuing involvement with these properties is as a creditor.

   Midwest Nursing Home Investors, Inc. (“Midwest”) – In past years, a $8,735,000 first mortgage loan was secured by two nursing homes in Kansas and one in Wisconsin.  Management’s analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 write-down of this mortgage loan value during 2002 and an additional write-down of $2,000,000 during 2003.  Payments to NHI were past due and the properties were foreclosed on in October 2004, resulting in real estate with a carrying value of $4,324,000. After the recognition of the aforementioned impairment charges, the remaining real estate carrying value of $3,992,000 at December 31,

2006, is believed by management to be recoverable. Rental income of $492,000, $452,000 and $136,000 was recognized on the Kansas properties for the years ended December 31, 2006, 2005 and 2004, respectively. The average recorded investment in the Midwest loan, before foreclosure in October 2004, was $4,324,000 and $5,465,000 for the years ended December 31, 2004 and 2003 respectively. The related amount of interest income recognized on the loan was $304,000 for the year ended December 31, 2004.

Lease Terminations and Sales of Property

   Regal and Royal Healthgate - In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations. The operating results of these facilities were reclassified to discontinued operations for all periods presented.

   Manor House of Charlotte - In January 2005, this facility was sold generating net proceeds of $3,571,000 and a gain of $1,624,000, which is included in discontinued operations for all periods presented.

   Marriott Senior Living Services - In July 2003, we reached an agreement with Marriott Senior Living Services (“Marriott”) to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey.  The four facilities were leased to new operators.

   As a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, we recorded an impairment of $2,550,000 during 2005 on the two Florida facilities.  We had previously recorded an impairment of $5,400,000 during 2003 on one of the Florida facilities.  Further maintenance analysis resulted in the recording of an additional $2,852,000 of accrued maintenance expense in 2005 on the two Florida facilities attributable to mold remediation.

   Lease income of $1,603,000, $1,582,000, and $2,236,000 was recognized on these facilities for the years ended December 31, 2006, 2005 and 2004, respectively.  In February 2005, a facility in Dallas, Texas was sold for proceeds of $7,911,000 and a loss of $851,000.  The results of operations are included in discontinued operations for all periods presented.  We believe that the carrying amount of these remaining three properties at December 31, 2006 of $24,657,000 is recoverable.

   Nashville Facility - During October 2004, a subsidiary of NHC exercised its right to terminate the lease on one of our owned nursing home properties located in Nashville, Tennessee that was damaged by a fire on September 25, 2003.  The lease termination entitled NHI to receive all property insurance proceeds paid as a result of the fire.  NHI retains the right to the bed license following lease termination.  Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility.  NHI received $2,654,000 in insurance proceeds which was included in non-operating income for the year ended December 31, 2005.  NHI sold the Nashville facility in May 2005 for net proceeds of $2,971,000, resulting in a gain of $1,871,000 which was included in non-operating income for the year ended December 31, 2005.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

   The following is a summary of mortgage and other notes receivable by type:

	December 31,
	2006	2005
Mortgage loans	$ 90,782,000	$ 115,901,000
Term loans	—	2,899,000
Other loans	8,750,000	—
	$ 99,532,000	$ 118,800,000

The following is a summary of the terms and amounts of mortgage and other notes receivable (dollar amounts in thousands):

Final	Number		Original Face
Payment	of		Amount of	December 31,
Date	Loans	Payment Terms in 2006	Mortgage	2006	2005
2007	1	Monthly payment of $274, including interest at 11.5%	$ 25,900	$ 21,972	$ 22,673
		Balloon payment due at maturity.

2007	1	Monthly payment of interest only at Prime plus 2.0%	800	119	135

2008	1	Monthly payment of $50, including interest at 10%.	5,196	4,130	4,294
		Balloon payment due at maturity.

2009	1	Monthly payment of $70, including interest at 9.5%	7,900	6,991	7,150
		Balloon payment due at maturity.

2009	1	Monthly payment of $46, including interest at 8%.	6,000	3,526	3,650
		Note B accrues interest at 6% with balance due at
		Maturity.
2009, 2014	2	Monthly payment of $353, including interest at 10.5%	50,000	23,228	24,071
		on Note A and Prime Rate on Note B.
		Balloon payments due at maturity.

2013	1	Monthly payment of $22, including interest at 6.5%	5,158	933	994
		Balloon payment at maturity.

2016	1	Monthly payment of $109, including interest at 9.0%	12,162	8,784	7,201
		Balloon payment due at maturity.

2019	1	Monthly payment of interest only 9.0%	2,500	2,500	2,500

2027-2032	7	Monthly payments of $19 to $32, which include	20,774	18,599	18,777
		Interest ranging from 8.0 to 9.6%

2006	1	Monthly payments of $186, including interest at the	18,000	—	8,028
		Greater of 12.25% or 5-year U.S security yield plus
		4.5%. Original maturity. 2010, paid in full in 2006.

2006	2	Monthly payments from $19 to $47, which include	8,500	—	2,280
		Interest at 6%-8%. Original maturity 2009, paid in full
		in 2006

2006	1	Monthly payment of $57, including interest at 10.5%.	6,205	—	2,716
		Loan matured and paid in full in 2006.

2006	1	Monthly payment of interest only at 9.0%. Loan	5,692	—	3,618
		matured and paid in full in 2006

2006	3	Monthly payments from $4 to $23, including	4,500	—	4,071
		Interest at 6%-9.5%. Original maturity 2007-2008,
		paid in full in 2006.

2006	1	Monthly payment of interest only 11.0%. This loan	4,000	—	2,897
		was refinanced with NHI in 2006.

2006	1	Monthly payment of interest only at Prime plus 2.0%.	1,750	—	512
		This loan was written off in 2006

Term Loans
2008	1	Monthly payment of interest only at LIBOR plus	10,450	8,750	-
		1% in addition to quarterly principle payments of
		$425.

2006	3	Monthly payments of $29, including interest at 7.5%.	4,239	—	3,233
			$ 199,726	$ 99,532	$ 118,800

   The mortgage notes receivable are generally first mortgage notes secured by the real estate of long-term health care centers, medical office buildings, assisted living facilities and retirement centers in the states of Arizona, Colorado, Florida, Georgia, Kentucky, Pennsylvania, Tennessee, Texas, Virginia and Wisconsin.

   The mortgage notes receivable are secured by first mortgages on the real property and UCC liens on the personal property of the facilities.  Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.

National Health Realty, Inc. (“NHR”) – We purchased by assignment on February 3, 2006, a $10,450,000 bank term loan owed by National Health Realty, Inc., a publicly-held real estate investment trust.  The assigned loan as amended requires monthly interest payments at the interest rate of 30-days LIBOR plus 1.00% (6.32% at December 31, 2006) and quarterly principal payments of $425,000.  The unpaid balance at December 31, 2006 was $8,750,000. On December 21, 2006, NHC announced an offer to purchase the outstanding stock of NHR.

Loan Write-downs

American Medical Associates, Inc. (“AMA”) – On May 1, 2004, NHI provided financing to purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. (“AMA”) and previously financed by NHI. The amount of the new mortgage loans totaled $14,450,000 and the notes mature May 14, 2009.  Management’s analysis of the future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $2,000,000 write-down of these mortgage loans in the second quarter of 2005.  The notes were recorded net of the $5,200,000 recorded loss on notes to AMA in 2002. Loans secured by two of the properties were paid during 2006 and are discussed in the “Loan Recoveries” section below.

Management believes that the remaining carrying amount of $3,526,000 at December 31, 2006 is supported by the value of the underlying collateral. The average recorded investment in the AMA loan was $3,584,000, $7,114,000, and $8,297,000 for the years ended December 31, 2006, 2005, 2004, respectively. The related amount of interest income recognized (representing cash received) on the loan was $1,377,000, $1,118,000, and $306,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Allgood HealthCare, Inc. (“Allgood”) – We had two loans secured by five Georgia nursing home properties that were operated by Allgood.  In January 2003, the borrowers filed for bankruptcy protection.  We reported a $2,000,000 write-down of one of the loans in the first quarter of 2005 to adjust the loan to its estimated net realizable value. The loan was paid during 2006 and is discussed in the “Loan Recoveries” section below. Estate proceeds of $1,247,000 received in 2006 were applied to one of the loans.

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

Effective July 1, 2006, two of the remaining properties were sold by the Bankruptcy Trustee to affiliates of the purchaser of the first two properties.  NHI provided the purchaser with long-term first mortgage financing totaling $12,162,000 collateralized by all four facilities, and NHI received an option to purchase the facilities.  The note bears interest at 9% and matures July 1, 2016.  The $800,000 commitment to loan working capital remains in place (working capital balance of $119,000 at December 31, 2006) and can be used by any of the four facilities.  Prior to December 31, 2006, NHI gave notice to the purchasers of the four facilities to exercise its purchase option for the four facilities in the amount of $12,162,000.  Subsequent to December 31, 2006, the intent to purchase the four facilities was rescinded.

Management believes that the remaining carrying amount of $8,903,000 at December 31, 2006 is supported by the value of the underlying collateral. The average recorded investment in the Allgood loans was $13,013,000, $14,783,000, and $15,716,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The related amount of interest income recognized (representing cash received) on the loans was $788,000, $955,000, and $1,040,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Milwaukee South Healthcare, LLC – Management’s analysis of the future expected cash flows consistent with SFAS 114, payment history, historical occupancy and operating income of the facility resulted in a write-down in 2006 of $1,074,000 related to our working capital loan with the company.  The carrying amount of this loan at December 31, 2006 was zero.

Loan Recoveries

   American Medical Associates, Inc. (“AMA”) – In October 2006, the borrower who replaced American Medical Associates, Inc. in May 2004 prepaid the mortgage loans on two of the three facilities.  As a result, we received $8,116,000 in cash, representing the full principal balances on the notes which resulted in a recovery of the carrying amount of the loan in the amount of $4,935,000 and a gain of $1,015,000.

   In March 2007, the remaining AMA mortgage loans (as referenced above in “Loan Write-downs”) secured by the last of three AMA properties were paid. As a result, we received $5,721,000 in cash, representing the full principal balances on the notes and will record a loan recovery of $2,168,000 in the first quarter.

Miracle Hill Nursing and Convalescent Center (“Miracle Hill”) – In September 1996, NHI provided financing to Miracle Hill.  Management’s past analysis of the future expected cash flows consistent with SFAS 114, past, current and anticipated operating income of the project and liquidity of the facility resulted in the recording of a $2,000,000 write-down of this mortgage loan in the second quarter of 2005. In November 2006, the Miracle Hill note matured and was fully paid off, at which time NHI recorded a loan recovery of $2,000,000.

The average recorded investment in the Miracle Hill loan was $2,194,000, $3,802,000, and $4,963,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The related amount of interest income recognized (representing cash received) on the loan was $504,000, $508,000, and $536,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Allgood HealthCare, Inc. (“Allgood”) – On July 1, 2006, one of the five original properties was sold to a third party operator by the Bankruptcy Trustee with NHI consenting to such sale.  NHI provided the purchaser with short-term mortgage financing totaling $5,692,000.  The note matured and was paid in full on December 31, 2006, at which time NHI recorded a loan recovery of $2,073,000.

   Colonial Care - The $25,000,000 Colonial Care promissory note dated January 1996 with a carrying value of $17,062,000 was sold in December 2004 for cash proceeds of $22,370,000, resulting in a gain of $5,308,000. A total of $2,000,000 of this gain is included in loan loss recoveries and $3,308,000 is included in non-operating income for the year ended December 31, 2004.

   Somerset on Lake Saunders - Management’s analysis of the future cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in the recording of a $1,500,000 write-down of this mortgage loan value during the first quarter of 2003.  This loan was sold in January 2004 for cash proceeds of $1,750,000 resulting in a gain of $1,302,000, which is included in loan recoveries for 2004.

NOTE 5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We calculate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At December 31, 2006 and 2005, there were no material differences between the carrying amounts and fair values of NHI’s financial instruments.

NOTE 6. INVESTMENT IN PREFERRED STOCK

   In September 1998, NHI purchased two million shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into common stock at a 1:1 ratio.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  The preferred stock is not redeemable by NHI or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security accounted for under Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and is recorded at cost in the consolidated balance sheets.  Amounts to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared. The carrying value of the preferred stock was $38,132,000 at December 31, 2006 and 2005, respectively.

   In addition to its investment in the preferred stock of LTC, NHI holds 774,800 shares of common stock of LTC (with a fair value and carrying value of $21,160,000 at December 31, 2006), which is included in marketable securities. (See Note 7).

NOTE 7. INVESTMENT IN MARKETABLE SECURITIES

   Our investments in marketable securities include available-for-sale securities.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity in accordance with SFAS 115.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

Marketable securities consist of the following (in thousands):

December 31,	2006		2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale	$7,731	$25,513	$7,731	$19,553

Gross unrealized gains and gross unrealized losses related to available-for-sale securities are as follows (in thousands):

	12/31/06	12/31/05
Gross unrealized gains	$ 17,856	$ 11,941
Gross unrealized losses	(73)	(119)
Total	$ 17,783	$ 11,822

   Our available-for-sale marketable securities consist of the common stock of other publicly traded REITs.  None of these available-for-sale marketable securities have stated maturity dates.

   During 2006, 2005 and 2004, we received and recognized $4,626,000, $4,669,000, and $4,408,000, respectively, of dividend and interest income from our marketable securities.  Such income is included in non-operating income in the consolidated statements of income.

   Proceeds from the sale of investments in available-for-sale marketable securities during the year ended December 31, 2005 were $10,308,000.  Gross investment gains of $9,072,000 were realized on these sales during the year ended December 31, 2005 which is included in non-operating income in the consolidated statements of income described as $5,022,000 of security recoveries and $4,050,000 of realized gains.

   Proceeds from the sale of investments in available-for-sale marketable securities during the year ended December 31, 2004 were $10,823,000.  Gross investment gains of $2,682,000 were realized on these sales during the year ended December 31, 2004 which is included in non-operating income in the consolidated statements of income described as $687,000 of security recoveries and $1,995,000 of realized gains.

   Assisted Living Concepts, Inc. (“ALC”) Convertible Debentures - During 2002, in order to protect our status as a REIT, we sold a portion of our investments in Assisted Living Concepts, Inc. convertible debentures to an employee of our former investment advisor, NHC.  The note was collected in February 2004 for proceeds of $4,593,000, resulting in no gain or loss. ALC debentures owned by us with a face amount of $4,655,000 and a carrying value of $4,013,000 were called during January 2004 for proceeds of $4,700,000 resulting in a gain of $687,000 which is included in non-operating income described as security recoveries for 2004.

NOTE 8. INVESTMENT IN REAL ESTATE MORTGAGE INVESTMENT CONDUITS

We had no carrying balances on REMIC investments at December 31, 2006, 2005 and 2004, respectively.

During 2004, we collected $13,126,000 of our original investment in a REMIC purchased in 1993, of which $2,246,000 (the amount recognized as a write-down in 2000) was included in REMIC recoveries in the statement of income.  During 2004, we recorded a write-down of $3,339,000 of the remaining uncollected balance of our investment in a REMIC purchased in 1995.

NOTE 9. DEBT

Debt consists of the following:

	Weighted
	Average	Final	Principal Amount
December 31,	Interest Rate	Maturities	2006	2005
Unsecured public notes, interest payable	Fixed,	2007	$ 100,000,000	$ 100,000,000
semi-annually, principal due at maturity	7.3%

First mortgage revenue bonds, principal payable	Variable, 5.4%	2008 to 2014	6,942,000	8,143,000
in periodic installments, interest payable monthly

Senior notes, principal and interest	Variable, 5.6%	2009	6,550,000	9,109,000
payable quarterly
			$ 113,492,000	$ 117,252,000

   The 7.3% unsecured notes (the “Notes"), which mature on July 16, 2007, have no sinking fund provisions.  We currently have the liquidity to retire the debt; we currently are evaluating our options to either retire or extend the debt.  The Notes are senior unsecured obligations of NHI and rank equally with NHI’s other unsecured senior debt.  NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

We received a waiver in the covenants related to the first mortgage revenue bonds with the understanding that we will maintain at least $100 million of cash and marketable securities until the bonds are paid.

   Early payoff of debt in January 2005 included a non-recourse mortgage bank note of $25,637,000 with a weighted average interest rate of 6.0% that was to mature in 2007, and first mortgage notes totaling $8,224,000 with a weighted average interest rate of 5.0% and that were to mature in 2006 and 2021.

   Certain loan agreements require maintenance of specified financial ratios.  We have met all such covenants as of December 31, 2006.  Our failure to meet the required covenants could have a material adverse effect on our financial position and cash flows.

   Principal Maturities of All Debt - The aggregate principal maturities of all debt as of December 31, 2006 are as follows:

2007	$ 103,980,000
2008	5,097,000
2009	1,616,000
2010	1,819,000
2011	230,000
Thereafter	750,000
$ 113,492,000

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

   At December 31, 2006, we were committed, subject to due diligence and financial performance goals, to fund approximately

$815,000 in health care real estate projects, all of which is expected to be funded within the next 12 months.  The commitments include additional mortgage investments for three long-term health care centers, at interest rates of prime plus 2.0%.

   We believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders.  This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

   One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients.  The lease required NHC to indemnify and hold harmless NHI from any and all demands and claims arising from its use of the property.  Although NHI had been named as a defendant in 32 lawsuits, all of these lawsuits have been settled at no cost to NHI. A provision of the lease allowed that if substantial damage occurs during the lease term, NHC could terminate the lease with respect to the damaged property.  During October 2004, NHC exercised its right to terminate the lease on the Nashville facility.  As a result, NHI was entitled to receive all property insurance proceeds paid as a result of the fire.  NHI retained the right to the bed license following lease termination.  Prior to the fire, NHI received annualized rent of $250,000 per year on the Nashville facility.   NHI has received $2,654,000 in insurance proceeds which is included in non-operating income for the year ended December 31, 2005.  NHI sold the real estate of the Nashville facility in May 2005 (See Note 3).

On October 5, 2006, we received an offer from W. Andrew Adams, our Chairman and CEO, a significant shareholder and President of Management Advisory Source, LLC, NHI's management advisor, to acquire all of our outstanding shares of common stock for $30.00 per share. The offer was subject to certain conditions and contingencies. The Board of Directors formed a Special Committee of independent directors for the purpose of evaluating strategic alternatives to enhance shareholder value. Additionally, the Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.  The Special Committee subsequently informed Mr. Adams that it considered his proposal inadequate.

   On January 2, 2007, we received a revised offer from Mr. Adams to acquire all of our outstanding shares of common stock for $33.00 per share payable through a $15 dividend and $18 common stock purchase price. On February 1, 2007 the Special Committee of National Health Investors, informed Mr. Adams that it considered the revised offer not to be in the best interests of NHI’s public stockholders and requested that management further develop and implement a wide-ranging strategic plan to enhance the business and shareholder value of NHI.  Since that date, Mr. Adams has continued to express to the Special Committee his interest in a transaction; however, no agreement has been reached with respect to an acquisition offer from Mr. Adams or his related entities, and management continues to work on the plan requested by the Special Committee.  NHI does not intend to update the status of any negotiations with respect to a potential transaction unless required by law to make such disclosure.

   On October 13, 2006, a lawsuit was filed in Chancery Court for the State of Tennessee, Rutherford County, against us and the individual directors serving on the Special Committee alleging breach of fiduciary duty and improper action in connection with the offer by Mr. Adams.  We filed a motion to dismiss the complaint and on January 26, 2007, an amended lawsuit was filed against NHI and the members of the Special Committee.  The amended complaint rendered the motion to dismiss moot.  The plaintiff has indicated that he intends to amend the complaint a second time by the end of March.  We have responded to discovery and intend to vigorously defend the plaintiff’s allegations.  NHI has previously indemnified all members of the Board of Directors for all actions related to NHI, including serving on the Special Committee. NHI expects that indemnification to cover the expenses incurred by the directors in the defense of this action.

   The Health Care Facilities are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position, operations and cash flows.

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

NOTE 12. CUMULATIVE CONVERTIBLE PREFERRED STOCK

   We have no cumulative convertible preferred stock outstanding at either December 31, 2006 or 2005.  Previous transactions are described in the paragraphs that follow.

   8.5% Preferred Stock - In February and March 1994, NHI issued $109,558,000 of non-voting, 8.5% cumulative convertible preferred stock ("8.5% Preferred Stock") with a liquidation preference of $25.00 per share.  Dividends at an annual rate of $2.125 were cumulative from the date of issuance and were paid quarterly.

   On April 30, 2004, 100% of NHI’s 8.5% cumulative convertible preferred stock, with a balance of 747,994 shares or $18,700,000, was called by NHI for conversion into common stock of NHI at a conversion rate of .905 shares of common stock for each share of preferred stock.  This resulted in an additional 676,922 shares of common stock issued and outstanding.  Dividends on the preferred stock were accrued and paid through April 30, 2004.

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

NOTE 14. STOCK-BASED COMPENSATION

   Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all awards granted to employees prior to January 1, 2006 that remained unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”) and related interpretations in accounting for our employee stock benefit plans.  Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated.

Share-Based Compensation Plans

   The Compensation Committee of the Board of Directors (“the Committee”) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (“ISO”), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO’s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

   In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock are available to grant as share-based payments to employees, officers, directors or consultants.  Options for 86,000 shares and Restricted Stock for 53,000 shares have been granted under the 2005 Plan during the year ended December 31, 2006, leaving 1,361,000 shares available for future grants.  The restricted stock granted vests over five years and the options granted vest over three to five years.  The term of the options outstanding under the 2005 Plan is five years from the date of grant.

   The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  Options for 60,000 shares have been granted under the 1997 Plan during the year ended December 31, 2006, leaving 57,800 shares available for future grants.  Options to purchase 180,000 shares are currently outstanding to the Board of Directors under the 1997 Stock Option Plan.  All of the currently outstanding options under the 1997 stock option plan vested immediately upon grant and may be exercised at any time prior to expiration.  The term of the options outstanding under the 1997 stock option plan is five years from the date of the grant.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $519,000 for the year ended December 31, 2006, consisting of $345,000 for restricted stock and $174,000 for stock options which is included in general and administrative expense in the consolidated statements of income.

Determining Fair Value Under SFAS No. 123(R)

   The fair value of each option award was estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to cliff vesting.  Each grant is valued as a single award with an expected term based upon expected employee and termination behavior.  Compensation cost is recognized on the graded vesting method over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.  The expected volatility is derived using daily historical data for periods preceding the date of grant.  The risk-free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.

Stock Options

   The weighted average fair value per share of options granted was $1.95 and $2.51 for 2006 and 2005, respectively.  For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123(R), as amended, the estimated fair value of the options is amortized to expense over the requisite service period.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006 and 2005:

	2006	2005	2004
Dividend yield	8.71%	8.80%	8.66%
Expected volatility	22.93%	21.69%	28.86%
Expected lives	2.7 years	5 years	5 years
Risk-free interest rate	4.83%	3.81%	3.58%
Expected forfeiture rate	0.00%	0.00%	0.00%

Stock Option Activity

The following table summarizes option activity:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
December 31, 2003	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
				(in thousands)
Outstanding December 31, 2003	257,500	$ 15.79
Options granted under 1997 Plan	60,000	23.90
Options expired under 1997 Plan	(2,500)	14.50
Options exercised under 1997 Plan	(88,271)	18.02
Outstanding December 31, 2004	226,729	17.08
Options granted under 1997 Plan	63,000	26.20
Options exercised under 1997 Plan	(154,729)	15.19
Outstanding December 31, 2005	135,000	23.50
Options granted under 2005 Plan	86,000	25.32
Options granted under 1997 Plan	60,000	23.79
Options exercised under 1997 Plan	(15,000)	23.79
Outstanding December 31, 2006	266,000	$ 24.14	3.434	$ 2,357

Exercisable December 31, 2006	180,000	$ 23.57	3.028	$ 1,697

			Remaining
Grant	Options	Exercise	Contractual
Date	Outstanding	Price	Life in Years
4/24/03	30,000	$16.35	1.333
4/20/04	45,000	$23.90	2.333
5/3/05	60,000	$26.78	3.417
3/9/06	50,000	$26.10	4.167
5/1/06	11,000	$23.62	4.333
5/2/06	45,000	$23.79	4.333
7/21/06	25,000	$24.50	4.500
	266,000

   The weighted average remaining contractual life of all options outstanding at December 31, 2006 is 3.434 years.  NHI’s Board of Directors has authorized an additional 1,684,800 shares of common stock that may be issued under the share-based payments plans.

   Options exercised during the year ended December 31, 2006 included 15,000 shares at a weighted average exercise price of $23.79, a quoted market price of the stock of $26.32 on the exercise date and an intrinsic value of $2.53 per share.  The closing market price of our common stock at December 31, 2006 was $33.00 per share.  The intrinsic value of total options outstanding at December 31, 2006 was $8.86 per share.  The intrinsic value of options exercisable at December 31, 2006 was $9.43 per share.

   The weighted average fair values of stock options granted during the year ended December 31, 2006 and 2005 were $1.95 and $2.51 per share, respectively.  At December 31, 2006, we had unvested options to purchase 86,000 shares with a weighted average grant date fair value of $2.00 per share.  As of December 31, 2006, we had $116,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2007-$62,000; 2008-$37,000; 2009-$12,000; 2010-$4,000; and 2011-$1,000.

Restricted Stock Activity

The following table summarizes restricted stock activity:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Grant Price	Contractual Life (Years)	Intrinsic Value
				(in thousands)
Non-vested at December 31, 2005	—	$ —
Restricted Stock granted under 2005 Plan	53,000	25.96
Non-vested at December 31, 2006	53,000	$ 25.96	4.176	$ 1,749
Vested December 31, 2006	—	—	—	—

			Remaining
Grant	Shares	Grant	Contractual
Date	Outstanding	Price	Life in Years
3/9/06	50,000	$26.10	4.167
5/2/06	3,000	$23.62	4.333
	53,000

The weighted average remaining contractual life of all restricted shares outstanding at December 31, 2006 is 4.176 years. None of the restricted shares had vested as of December 31, 2006.  The closing market price of our common stock at December 31, 2006 was $33.00 per share, which is the implied intrinsic value of the restricted stock.

At December 31, 2006, we had $1,031,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized over the following periods: 2007-$327,000; 2008-$261,000; 2009-$220,000; 2010-$191,000; and 2011-$32,000.

Prior Period Presentations

   Prior to 2006, our share-based compensation plan was accounted for using the intrinsic value method prescribed in APB No. 25 and related Interpretations.  No share-based compensation was reflected in net income for the years ended December 31, 2005 and 2004. All stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no restricted stock grants issued prior to this year.  Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123(R), our net income and basic and diluted net income per share would have been changed to amounts indicated below:

	2005	2004
(dollars in thousands, except per share amounts)
Net income - as reported	$54,408	$55,865
Less compensation cost that would be
recognized under fair value method	(112)	(136)
Net income - pro forma	$54,296	$55,729

Net earnings per share - as reported
Basic	$ 1.96	$ 2.05
Diluted	$ 1.96	$ 2.03

Net earnings per share - pro forma
Basic	$ 1.96	$ 2.04
Diluted	$ 1.95	$ 2.03

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

(in thousands, except share amounts)
Years Ended December 31,	2006	2005	2004
Cash payments for interest expense	$ 7,368	$ 7,444	$ 7,784
Cash payments for income taxes	—	—	—
During 2005, and 2004, $915, and
$235, respectively, of convertible
subordinated debentures were converted
into 130,692, and 33,562 shares
respectively, of NHI’s common stock
Convertible subordinated debentures	$ —	$ (915)	$ (235)
Financing costs	—	2	—
Accrued interest	—	(10)	—
Common stock	—	1	—
Capital in excess of par value	—	922	235
During 2004, $18,700,000 or 747,994 shares of 8.5%
Cumulative Convertible Preferred stock was called
by NHI for redemption into 676,922 shares of
NHI’s common stock
Cumulative convertible preferred stock	$ —	$ —	$(18,700)
Common stock	—	—	7
Capital in excess of par	—	—	18,693
During 2004, NHI acquired property in exchange
for its rights under mortgage notes receivable
Mortgage notes receivable	$ —	$ —	$ 4,324
Land	—	—	(339)
Buildings and improvements	—	—	(3,985)

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

   The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share:

Year Ended December 31,	2006	2005	2004
BASIC:
Weighted average common shares	27,744,868	27,699,887	27,257,826

Income from continuing operations	$ 62,947,000	$ 52,535,000	$ 53,567,000
Dividends paid to preferred stockholders	—	—	(514,000)
Income from continuing operations available
to common shareholders	62,947,000	52,535,000	53,053,000
Discontinued operations	6,281,000	1,873,000	2,812,000

Net income available to common stockholders	$ 69,228,000	$ 54,408,000	$ 55,865,000

Income from continuing operations per
common share	$ 2.27	$ 1.89	$ 1.95
Discontinued operations per common share	.23	.07	.10
Net income per common share	$ 2.50	$ 1.96	$ 2.05
DILUTED:
Weighted average common shares	27,744,868	27,699,887	27,257,826
Stock options	28,415	29,604	102,423
Restricted stock shares	5,481	—	—
Convertible subordinated debentures	—	101,395	170,835
Average common shares outstanding	27,778,764	27,830,886	27,531,084

Income from continuing operations	$ 62,947,000	$ 52,535,000	$ 53,567,000
Dividends paid to preferred stockholders	—	—	(514,000)
Interest on convertible subordinated debentures	—	81,000	120,000
Income from continuing operations
available to common stockholders	62,947,000	52,616,000	53,173,000
Discontinued operations	6,281,000	1,873,000	2,812,000
Net income available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$ 69,228,000	$ 54,489,000	$ 55,985,000

Income from continuing operations per
common share	$ 2.26	$ 1.89	$ 1.93
Discontinued operations per common share	.23	.07	.10
Net income per common share	$ 2.49	$ 1.96	$ 2.03
Incremental shares excluded since anti-dilutive:
8.5% Preferred Stock	—	—	169,230
Stock options	50,000	—	—

   In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

NOTE 17. COMMON STOCK DIVIDENDS (Unaudited)

   Dividend payments per share to common stockholders are characterized in the following manner for tax purposes in 2006:

Dividend	Taxable as	Taxable as	Unrecaptured	Non-Taxable
Payment	Ordinary	Capital	Section 1250	Return of
Date	Income	Gain	Gain (1)	Capital	Totals

May 10, 2006	$ .365	$ .112	$ .009	$ .003	$ .480
August 10, 2006	.365	.112	.009	.003	.480
November 10, 2006	.365	.112	.009	.003	.480
January 31, 2007	.815	.112	.009	.003	.930
	$ 1.910	$ .448	$ .036	$ .012	$ 2.37

(1) These amounts are included in the capital gain.

NOTE 18. RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

Leases

   Lease extension - On December 27, 2005, under an amendment to the master lease, NHC exercised its option to extend the existing lease on 41 properties for the second renewal term.  The 41 properties include four centers leased to other parties, the lease payments of which are guaranteed to us by NHC under the Master Lease.  The 15-year lease extension begins January 1, 2007, and includes three additional five-year renewal options, each at fair market value.  Under the terms of the lease, base rent for 2007 will total $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.  The lease was scheduled to expire on December 31, 2006 unless extended by NHC.  The terms of the existing lease remain in place for 2006, as discussed below.

   Initial lease - On October 17, 1991, concurrent with NHC's conveyance of real property to NHI, NHI leased to NHC 40 long-term care facilities and three retirement centers.  Each lease was for an initial term expiring December 31, 2001, with two additional five-year renewal terms at the option of NHC, assuming no defaults.  During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term.  NHI accounts for its leases as operating leases.

   During the initial term and the first renewal term ended on December 31, 2006, NHC was obligated to pay annual base rent on all 43 facilities of $15,238,000.  The leases also obligated NHC to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject.  Payments for debt previously serviced were required for the shorter of the remaining life of the mortgage or lease term.

   In addition to base rent and debt service rent, NHC paid percentage rent to NHI equal to 3% of the increase in the gross revenue of each facility through December 31, 2006.  Effective January 1, 2000, NHI amended its lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases. NHI recognized $4,829,000, $4,525,000, and $4,124,000 of percentage rent from NHC during 2006, 2005, and 2004, respectively.

   Each lease with NHC is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities.  NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

   One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by a tragic fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients.  The lease required NHC to indemnify and hold harmless NHI from any and all demands and claims arising from its use of the property.

   A provision of the lease allowed that if substantial damage occurred during the lease term, NHC could terminate the lease with respect to the damaged property.  During October 2004, NHC exercised its right to terminate the lease on the Nashville facility.  The lease termination entitled NHI to receive all property insurance proceeds paid as a result of the fire.  NHI retained the right to the bed license following lease termination.  Prior to the fire, NHI received annualized rent of $250,000 per year on the

Nashville facility.  NHI has received $2,654,000 in insurance proceeds.  NHI sold the Nashville facility in May 2005.  (See Note 3).

   Rental income was $46,281,000 ($31,309,000 from NHC) in 2006; $45,971,000 ($33,328,000 from NHC) in 2005; and $48,004,000 ($32,836,000 from NHC) in 2004.

   During 2000, NHC subleased four Florida facilities to unrelated third parties.  Although NHC’s rent obligations pursuant to the master lease were unchanged, NHC received a credit for rents paid to NHI on the four subleased Florida centers by the current lessees.

   Future minimum lease payments - At December 31, 2006, the future minimum lease payments (excluding percentage rent) to be received by NHI under its operating leases (including debt service payments for 2007 which are based on interest rates in effect at December 31, 2006 and including obligations related to the four Florida leases) are as follows:

	NHC	Others	Total
2007	$33,700,000	$10,002,000	$43,702,000
2008	$33,700,000	$6,208,000	$39,908,000
2009	$33,700,000	$5,961,000	$39,661,000
2010	$33,700,000	$5,794,000	$39,494,000
2011	$33,700,000	$4,921,000	$38,621,000
Thereafter	$337,000,000	$14,226,000	$351,226,000

Advisory Agreements

   Management Advisory Source, LLC - Effective November 1, 2004, NHI assigned its Advisory Agreement with NHC to a new company, Management Advisory Source, LLC (“MAS”), formed by NHI’s President and Board Chairman W. Andrew Adams. Pursuant to this agreement, services related to investment activities and day-to-day management and operations are provided to NHI by MAS.  Accordingly, MAS is subject to the supervision of and policies established by NHI's Board of Directors. NHI has no ownership in MAS. The expense recorded under the Advisory Agreement was approximately $3,499,000 and $3,599,000 in 2006 and 2005, respectively. NHI believes it to be in the best interest of NHI to accentuate its independence from NHC, its largest tenant.  Therefore, Mr. Adams has assumed the responsibilities of the Advisory Agreement.  To assure independence from NHC, Mr. Adams resigned as CEO of NHC and terminated his managerial responsibilities with NHC in 2004.  From November 1, 2004 to October 1, 2006, Mr. Adams outsourced non-managerial functions of the Advisory Agreement such as payroll processing, accounting, financing and the like to NHC. Effective October 1, 2006, MAS began to provide these services. Mr. Adams has remained as NHC Board Chairman, focusing on strategic planning, but has no management involvement with NHC.

   NHC – Since its inception until November 1, 2004, NHI had an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations were provided to NHI by NHC.  As Advisor, NHC was subject to the supervision of and policies established by NHI's Board of Directors.  For its services under the Advisory Agreement, NHC was entitled to annual compensation of $2,383,000 in 2004.  The annual compensation was reduced by any compensation paid by NHI to its executive officers, if any, and could be deferred under certain circumstances.

   Facility Management Services - Subsidiaries of NHC manage foreclosure properties for management fees equal to a weighted average of 5.35% of net revenues of the foreclosure properties, which management fees totaled $4,903,000, $5,045,000, and $4,340,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  Accrued but unpaid management fees to NHC were $8,425,000 and $7,355,000 at December 31, 2006 and 2005, respectively, and are included in the caption “Accounts payable and other accrued expenses” on the consolidated balance sheets.

   Ownership of Common Stock - At December 31, 2006, NHC owned 1,405,642 shares of our common stock.

NOTE 19. DISCONTINUED OPERATIONS

   In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

   In March 2006, we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility during 2006, we have recognized the December 2004 sale of this property and recognized a $124,000 gain.

   During the year ended December 31, 2005, we sold two assisted living facilities with carrying amounts totaling $10,709,000 for cash proceeds of $11,482,000.  We recognized a $773,000 gain on the sale of these facilities.

   During the year ended December 31, 2004, we sold three nursing facilities (one previously designated as “held for sale”) with carrying amounts totaling $2,846,000 for cash proceeds of $4,389,000.  We recognized a gain of $1,543,000 on the sale of these facilities.

   For 2006, 2005 and 2004, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

   Income from discontinued operations related to these facilities are as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Revenues:
Rental income	$ 662	$ 1,786	$ 2,521
Facility operating revenue	2,067	8,717	9,005
	2,729	10,503	11,526
Expenses:
Depreciation	181	656	1,029
Facility operating expenses	2,081	8,747	9,228
	2,262	9,403	10,257
Operating income	467	1,100	1,269
Gain on sale of assets	5,814	773	1,543
Total discontinued operations	$ 6,281	$ 1,873	$ 2,812

Discontinued operations per common share:
Basic	$ .23	$ .07	$ .10
Diluted	$ .23	$ .07	$ .10

NOTE 20. NON-OPERATING INCOME

Non-operating income is outlined in the table below:

	Year Ended December 31
	2006	2005	2004
	(in thousands)
Dividends	$ 4,626	$ 4,521	$ 4,377
Equity income - investees	26	—	—
Realized gains on securities	—	4,050	1,995
Recovery of securities	—	5,022	687
Interest income	6,889	4,049	1,686
Gain on note sold	—	—	3,308
Gain on disposal of assets	1,015	1,779	—
Insurance proceeds	—	2,654	—
Other	165	256	328
	$12,721	$22,331	$12,381

NOTE 21. SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share amounts)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

	1st	2nd	3rd	4th
2006	Quarter	Quarter	Quarter	Quarter
Net Revenues	$ 36,458	$ 38,091	$ 37,211	$ 38,964

Non-operating income	2,402	2,822	3,170	4,327
Income from continuing operations	12,219	13,903	13,379	23,446
Discontinued operations -
Operating income- discontinued	277	187	—	3
Net gain on sale of real estate	124	5,690	—	—

Net income	12,620	19,780	13,379	23,449

Earnings per share:
Basic:
Income from continuing operations	.44	.50	.48	.84
Discontinued operations	.01	.21	—	.01
Net income	.45	.71	.48	.85

Diluted:
Income from continuing operations	.44	.50	.48	.83
Discontinued operations	.01	.21	—	.01
Net income	.45	.71	.48	.84

2005
Net Revenues	$ 35,559	$ 36,635	$ 38,858	$ 35,872

Non-operating income	10,976	6,568	2,287	2,500
Income from continuing operations	15,748	12,529	12,192	12,066
Discontinued operations -
Operating income- discontinued	298	286	323	193
Net gain on sale of real estate	748	—	25	—

Net income	16,794	12,815	12,540	12,259

Earnings per share:
Basic:
Income from continuing operations	.57	.45	.44	.43
Discontinued operations	.04	.01	.01	.01
Net income	.61	.46	.45	.44

Diluted:
Income from continuing operations	.57	.45	.44	.43
Discontinued operations	.04	.01	.01	.01
Net income	.61	.46	.45	.44

   2006 - Non-operating income and income from continuing operations for the fourth quarter of 2006 include loan recovery transactions of $4,935,000, $2,073,000 and $2,000,000 (totaling $9,008,000) and a gain of $1,015,000, as discussed in Note 4. Income in that same quarter was reduced by a loan impairment of $1,074,000.

   2005 - Non-operating income and income from continuing operations for the first quarter of 2005 included a $4,050,000 gain and $5,022,000 recovery on security sales as discussed in Note 7.  Non-operating income and income from continuing operations for the second quarter of 2005 included $4,525,000 attributable to realty insurance proceeds and gain as discussed in Note 3.  Income from continuing operations for the second quarter of 2005 has been reduced by loan impairments of $4,000,000.

   Certain quarterly financial information shown above for the first quarter of 2006 and each quarter of 2005 differs from amounts previously reported in the Forms 10-Q for those periods due to reclassifications to reflect the dispositions of certain facilities as discontinued operations, as well as the operating results of these facilities for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A. CONTROLS AND PROCEDURES.

   Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2006, the CEO and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

   The management of National Health Investors, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 (the “Assessment”) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. The Company’s independent auditors, BDO Seidman, LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting included herein.

     Management has excluded from its Assessment the internal control over financial reporting of the foreclosure properties described in Note 3 to the consolidated financial statements which have been sold for tax purposes to third parties under installment sales.  For financial reporting purposes, we have not recorded the sale of the assets, and continue to record the results of operations of these properties in our consolidated financial statements.  Sale proceeds received from the purchasers of these foreclosed properties will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” are met, at which time we will report the sale under the full accrual method.  Since the Company does not have the contractual right, authority or ability, in practice, to assess the internal controls over financial reporting of these properties that have been sold, nor does the Company have the ability to dictate or modify those controls, management has concluded it is unable to assess the effectiveness of the internal control over financial reporting of such properties. As of and for the year ended December 31, 2006, 11%, 59%, 85%, and 6% of the Company’s consolidated assets, operating revenues, operating expenses and net income, respectively, related to these properties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that National Health Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Health Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

      As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded from its assessment the internal control over financial reporting of the foreclosure properties described in Note 3 to the consolidated financial statements which have been sold for tax purposes to third parties under installment sales.  For financial reporting purposes, we have not recorded the sale of the assets, and continue to record the results of operations of these properties in our consolidated financial statements.  Sale proceeds received from the purchasers of these foreclosed properties will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” are met, at which time we ill report the sale under the full accrual method.  Since the Company does not have the contractual right, authority or ability, in practice, to assess the internal controls over financial reporting of these properties that have been sold, nor does the Company have the ability to dictate or modify those controls, management has concluded it is unable to assess the effectiveness of the internal control over financial reporting of such properties. As of and for the year ended December 31, 2006, 11%, 59%, 85%, and 6% of the Company’s consolidated assets, operating revenues, operating expenses and net income, respectively, related to these properties.  Our audit of internal control over financial reporting of National Health Investors, Inc. also did not include an evaluation of the internal control over financial reporting of the foreclosure properties described in Note 3 to the consolidated financial statements.

In our opinion, management’s assessment that National Health Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 23, 2007 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Memphis, Tennessee

March 23, 2007

Changes in Internal Controls - There were material changes in our internal controls over financial reporting during the fourth quarter ended December 31, 2006 as we transitioned from such controls being provided by NHC to being provided by Management Advisory Source, LLC.  While these changes have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting, the changes were not based on issues identified in the evaluation described above.  In addition, we believe that internal controls over financial reporting both prior to the change and after the change were effective based on our assessment.

   Our management, including our CEO and principal accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with NHI have been detected.

ITEM 9B. OTHER INFORMATION

   None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

   The information in our definitive 2007 proxy statement set forth under the caption Directors and Executive Officers of Registrant is hereby incorporated by reference.

   We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual.  Additionally, we have filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2006, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.   Executive Compensation.

   The information in our definitive 2007 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

   The information in our definitive 2007 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

   The information in our definitive 2007 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

Item 14.   Principal Accountant Fees and Services.

   The information in our definitive 2007 proxy statement set forth under the caption Committee Reports is hereby incorporated by reference.

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

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

BY: /s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer
Date: March 23, 2007

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Andrew Adams	Chief Executive Officer	March 23, 2007
W. Andrew Adams

/s/ Roger R. Hopkins	Chief Accounting Officer	March 23, 2007
Roger R. Hopkins

/s/ Richard F. LaRoche, Jr.	Director	March 23, 2007
Richard F. LaRoche, Jr.

/s/ Robert A. McCabe, Jr.	Director	March 23, 2007
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	March 23, 2007
Robert T. Webb

/s/ Ted H. Welch	Director	March 23, 2007
Ted H. Welch

NATIONAL HEALTH INVESTORS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference
to Exhibit 3.1 to Form S-11
Registration Statement
No. 33-41863

3.2	Bylaws	Incorporated by reference
to Exhibit 3.2 to Form S-11
Registration Statement
No. 33-41863

4.1	Form of Common Stock Certificate	Incorporated by reference
to Exhibit 39 to Form S-11
Registration Statement
No. 33-41863

4.2	Form of Preferred Convertible	Incorporated by reference
	Stock Certificate	to Exhibit 60 to Form S-3
Registration Statement
No. 33-72370

4.3	Form of Debenture due 2006	Incorporated by reference
	(10%)	to Exhibit 38 to Form S-11
Registration Statement
No. 33-41863

4.4	Form of Indenture Governing	Incorporated by reference
	the Debentures	to Exhibit 4.3 to Form S-4
Registration Statement No.
33-41863

4.6	Form of Debenture due 2006	Incorporated by reference
	(7%)	to Exhibit 1 to Form S-3
Registration Statement
No. 33-72370

4.7	First Supplemental Indenture	Incorporated by reference
	Dated December 15, 1995	to Exhibit 4.7 to Form 10-K
dated February 26, 1996

10.1	Materials Contracts	Incorporated by reference
from Exhibits 10.1 thru
10.9 to Form S-4 Registration
Statement No. 33-41863

10.2	Amendment No. 5 to Master Agreement to Lease dated	Incorporated by reference to
	December 27, 2005, effective January 1, 2007.	Exhibit 10.2 to Form 10-K
dated March 10, 2006

10.3	Advisory, Administrative Services and Facilities Agreement	Incorporated by reference to
	between National Health Investors, Inc. and Management Advisory Source, LLC dated November 1, 2004	Exhibit 10.3 to Form 10-K dated March 10, 2006

10.4	1991 Stock Option Plan	Incorporated by reference
from Exhibit 10.12 to Form
S-4 Registration No. 33-41863

10.5	1997 Stock Option Plan	Incorporated by reference from
the 1997 Proxy Statement as
filed

10.6	2005 Stock Option Plan	Incorporated by reference from
Exhibit 4.10 to the Company’s
registration statement on Form S-8
filed August 4, 2005.

13	Financial Statement Schedules	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section	Filed Herewith
1350 by Chief Executive Officer and
Principal Accounting Officer