Form 10-Q
period 2007-03-31
NATIONAL HEALTH INVESTORS INC
filed 2007-05-10
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

100 Vine Street
Murfreesboro, TN
37130
(Address of principal executive offices)
(Zip Code)

(615) 890-9100
Registrant’s telephone number, including area code

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
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ___ Accelerated filer X Non-accelerated filer_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

There were 27,752,239 shares of common stock outstanding as of May 4, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Real estate properties:
Land	$ 30,067	$ 30,067
Buildings and improvements	346,522	346,033
Construction in progress	364	307
	376,953	376,407
Less accumulated depreciation	(144,113)	(141,208)
Real estate properties, net	232,840	235,199
Mortgage and other notes receivable, net	95,039	99,532
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	171,942	177,765
Marketable securities	24,420	25,513
Accounts receivable, net	5,606	6,133
Deferred costs and other assets	14,992	13,190
Total Assets	$582,971	$595,464

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	12,783	13,492
Accounts payable and other accrued expenses	22,227	20,951
Accrued interest	1,596	3,378
Dividends payable	13,876	25,809
Deferred income	191	163
Total Liabilities	150,673	163,793

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized;
27,752,239 shares issued and outstanding	278	278
Capital in excess of par value	461,851	461,735
Cumulative net income	697,918	682,437
Cumulative dividends	(744,438)	(730,562)
Unrealized gains on marketable securities, net	16,689	17,783
Total Stockholders’ Equity	432,298	431,671
Total Liabilities and Stockholders’ Equity	$582,971	$595,464

        The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements. The interim condensed consolidated balance sheet at December 31, 2006 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share amounts)
	Three Months Ended
		March 31
	2007	2006
REVENUES:	(unaudited) )
Mortgage interest income	$ 3,171	$ 3,647
Rental income	12,316	11,590
Facility operating revenue	22,506	21,220
	37,993	36,457
EXPENSES:
Interest	2,010	2,028
Depreciation	2,905	2,933
Amortization of loan costs	34	34
Legal expense	204	45
Franchise, excise and other taxes	71	69
General and administrative	1,844	1,171
Loan and realty impairment losses (recoveries)	(1,700)	---
Facility operating expense	20,870	20,360
	26,238	26,640

INCOME BEFORE NON-OPERATING INCOME	11,755	9,817
Non-operating income (investments and other)	3,694	2,402
INCOME FROM CONTINUING OPERATIONS	15,449	12,219

Discontinued Operations
Income from discontinued operations	32	277
Net gain on sale of real estate	---	124
	32	401

NET INCOME	$15,481	$12,620
Earnings per common share:
Basic:
Income from continuing operations	$ .56	$ .44
Discontinued operations	---	.01
Net income	$ .56	$ .45
Diluted:
Income from continuing operations	$ .56	$ .44
Discontinued operations	---	.01
Net income	$ .56	$ .45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic Diluted	27,703,239 27,776,864	27,843,217 27,859,290

      The accompanying notes to interim condensed consolidated financial statements are an integral part of these condensed                        consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands))

	Three months ended
	March 31
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 15,481	$ 12,620
Depreciation	2,905	3,084
Loan and realty impairment losses (recoveries)	(1,700)	---
Net gain on sale of real estate	---	(124)
Gain on notes receivable	(468)	---
Amortization of loan costs	34	34
Deferred income	35	---
Amortization of deferred income	(7)	(57)
Share-based compensation	116	13
Decrease in accounts receivable	526	289
Increase in deferred costs and other assets	(1,836)	(2,441)
Increase (decrease) in accounts payable and other accrued expenses	1,276	(2,028)
Decrease in accrued interest payable	(1,782)	(1,828)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,580	9,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(3,549)	(10,710)
Collection of mortgage and other notes receivable	4,529	1,701
Prepayment of mortgage notes receivable	5,681	3,590
Acquisition of property and equipment	(545)	(620)
Proceeds from disposition of property and equipment	---	6,644
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,116	605

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(709)	(659)
Redemption of subordinated convertible debentures	---	(201)
Dividends paid to stockholders	(25,810)	(12,524)
NET CASH USED IN FINANCING ACTIVITIES	(26,519)	(13,384)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,823)	(3,217)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	177,765	132,469
CASH AND CASH EQUIVALENTS, END OF PERIOD	$171,942	$129,252
Supplemental Information:
Cash payments for interest expense	$ 3,781	$ 3,664

 The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands, except share and per share amounts)

						Unrealized	Total
			Capital in			Gains	Stock-
	Common Stock		Excess of	Cumulative	Cumulative	(Losses) on	holders’
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity

Balance at December 31, 2006	27,752,239	$278	$461,735	$682,437	$(730,562)	$17,783	$431,671
Net income	---	---	---	15,481	---	---	15,481
Unrealized loss on securities	---	---	---	---	---	(1,094)	(1,094)
Total comprehensive income							14,387
Share-based compensation	---	---	116	---	---	---	116
Dividends to common stockholders, $.50 per share	---	---	---	---	(13,876)	---	(13,876)
Balance at March 31, 2007 (unaudited)	27,752,239	$ 278	$461,851	$697,918	$(744,438)	$16,689	$432,298

Balance at December 31, 2005	27,830,439	$278	$464,389	$613,209	$(664,730)	$11,822	$424,968
Net income	---	---	---	12,620	---	---	12,620
Unrealized gains on securities	---	---	---	---	---	1,897	1,897
Total comprehensive income							14,517
Restricted stock issued	50,000	1	(1)	---	---	---	---
Share-based compensation	---	---	13	---	---	---	13
Dividends to common stockholders, $.48 per share	---	---	---	---	(13,383)	---	(13,383)
Balance at March 31, 2006 (unaudited)	27,880,439	$ 279	$464,401	$625,829	$(678,113)	$13,719	$426,115

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES:

We, the management of National Health Investors, Inc., believe that the unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company") in all material respects.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2006 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders on Form 10-K for the year ended December 31, 2006 have been omitted.  This interim consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings.  Our audited December 31, 2006 consolidated financial statements are available at our web site: www.nhinvestors.com.

Note 2.  NEW ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety. SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The Company does not expect this new standard to have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 has not had a material impact on the Company’s results of operations and financial condition.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", or FIN 48.  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Tax returns filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

Note 4.  SHARE-BASED COMPENSATION

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

   In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock are available to grant as share-based payments to employees, officers, directors or consultants.  As of March 31, 2007, 1,361,000 shares are available for future grants under this plan.  The restricted stock granted in 2006 vests over five years and the options granted in 2006 vest over three to five years.  The term of the options outstanding under the 2005 Plan is five years from the date of grant.

   The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of March 31, 2007, 57,800 shares are available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $116,000 for the three months ended March 31, 2007, consisting of $96,000 for restricted stock and $20,000 for stock options as compared to $13,000 for the three months ended March, 31, 2006, consisting of stock options.

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

Stock Options

   There were no stock options granted during the three months ended March 31, 2007.  The weighted average fair value per share of options granted was $2.06 for the three months ended March 31, 2006.  For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123(R), as amended, the estimated fair value of the options is amortized to expense over the requisite service period.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions used for grants for the three months ended March 31, 2007 and 2006, respectively:

	2007	2006
Dividend yield	n/a	8.19%
Expected volatility	n/a	22.41%
Expected lives	n/a	3 years
Risk-free interest rate	n/a	4.67%
Expected forfeiture rate	n/a	0.00%

Stock Option Activity

The following table summarizes option activity:

			Weighted Average
	Number	Weighted Average	Remaining Contractual Life	Aggregate Intrinsic
	of Shares	Exercise Price	(Years)	Value
				(in thousands)
Outstanding December 31, 2005	135,000	$ 23.50
Options granted under 2005 Plan	86,000	25.32
Options granted under 1997 Plan	60,000	23.79
Options exercised under 1997 Plan	(15,000)	23.79
Outstanding December 31, 2006	266,000	24.14
Outstanding March 31, 2007	266,000	$ 24.14	3.184	$ 1,915

Exercisable March 31, 2007	196,666	$ 23.78	2.874	$ 1,487

			Remaining
Grant	Options	Exercise	Contractual
Date	Outstanding	Price	Life in Years
4/24/03	30,000	$16.35	1.083
4/20/04	45,000	$23.90	2.083
5/3/05	60,000	$26.78	3.167
3/9/06	50,000	$26.10	3.917
5/1/06	11,000	$23.62	4.083
5/2/06	45,000	$23.79	4.083
7/21/06	25,000	$24.50	4.250
	266,000

   The weighted average remaining contractual life of all options outstanding at March 31, 2007 is 3.184 years.  NHI’s Board of Directors has authorized an additional 1,684,800 shares of common stock that may be issued under the share-based payments plans.

   The closing market price of our common stock at March 31, 2007 was $31.34 per share.  The intrinsic value of total options outstanding at March 31, 2007 was $7.20 per share.  The intrinsic value of options exercisable at March 31, 2007 was $7.56 per share.

   The weighted average fair values of stock options granted for the months ended March 31, 2007 and 2006 were $0.00 and $2.06 per share, respectively.  At March 31, 2007, we had unvested options to purchase 69,334 shares with a weighted average grant date fair value of $2.12 per share.  As of March 31, 2007, we had $96,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2007-$42,000; 2008-$37,000; 2009-$12,000; 2010-$4,000; and 2011-$1,000.

Restricted Stock Activity

The following table summarizes restricted stock activity:

			Weighted Average
	Number	Weighted Average Grant	Remaining Vesting Period	Aggregate Intrinsic
	of Shares	Price	(Years)	Value
				(in thousands)
Restricted stock at December 31, 2005	—
Granted under 2005 Plan and non-vested at December 31, 2006	53,000	$25.96
Non-vested at March 31, 2007	49,000		3.381	$ 1,536
Vested March 31, 2007	4,000		—	—

			Remaining
Grant	Non-vested	Grant	Vesting
Date	Shares	Price	Period (Years)
3/9/06	46,000	$26.10	3.395
5/2/06	3,000	$23.62	3.167
	49,000

The closing market price of our common stock at March 31, 2007 was $31.34 per share, which is the implied intrinsic value of the restricted stock.

At March 31, 2007, we had $935,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized over the following periods: 2007-$231,000; 2008-$261,000; 2009-$220,000; 2010-$191,000; and 2011-$32,000.

Note 5.  REAL ESTATE PROPERTIES

The following table summarizes NHI’s real estate properties by facilities that we lease to others and facilities that are operated by others:

(Dollars in thousands)

	March 31, 2007			December 31, 2006
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 26,491	$ 3,576	$ 30,067	$ 26,491	$ 3,576	$ 30,067
Buildings and improvements	284,385	62,137	346,522	284,382	61,651	346,033
Construction in progress	---	364	364	2	305	307
	310,876	66,077	376,953	310,875	65,532	376,407
Less accumulated depreciation	(115,896)	(28,217)	(144,113)	(113,825)	(27,383)	(141,208)
Real estate properties, net	$194,980	$ 37,860	$232,840	$ 197,050	$ 38,149	$235,199

Foreclosure Properties

New England Properties - During 1999, we took over the operations of seven New England facilities.  During 2001, we sold the properties to a not-for-profit entity and provided 100% financing consisting of 6.9% first mortgage proceeds totaling $40,526,000, maturing August 2011.  For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period.  For tax reporting purposes, the sale has been recorded with gain on sale to be recorded under the installment method as cash payments are received.  For financial reporting purposes, sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) are met, at which time we will report the sale under the full accrual method.  Management believes that the carrying amount of these real estate properties at March 31, 2007 of $23,761,000 is recoverable.

Amounts included in the condensed consolidated financial statements applicable to the New England facilities are summarized as follows: (in thousands)

	Three months ended
	March 31
Income Statement:	2007	2006
Facility operating revenue	$14,079	$13,704

Facility operating expenses	12,961	12,715
Interest expense	1	2
Depreciation	664	657
Total Expenses	13,626	13,374
Net income	$ 453	$ 330

Balance Sheet:	Mar. 31,	Dec. 31,
	2007	2006
Real estate properties, net	$23,761	$24,184
Cash	3,426	2,752
Accounts receivable	4,201	4,491
Other assets	13,501	12,083
Accounts payable and other accrued expenses	7,138	6,212

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at March 31, 2007 is recoverable.  The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded.  Our continuing involvement with these properties is as a creditor.

Kansas and Missouri Properties - In July 2001, we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our condensed consolidated financial statements since that date.  During 2004, we sold the properties to a not-for-profit entity for $33,585,000 and provided 100% financing.  Proceeds consisted of an 8.5% note for $20,585,000 maturing December 31, 2014, and a note for $13,000,000 with interest at 3% through December 31, 2007, and at prime plus 1% thereafter, maturing December 31, 2014.  For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period.  For tax purposes, the sale has been recognized with gain on sale to be recorded under the installment method as cash payments are received. For financial reporting purposes, sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

During the three months ended March 31, 2006, we received $5,482,000 in cash from the sale by the not-for-profit entity owner of the nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was originally sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain in the first quarter of 2006. Management believes that the carrying amount of the remaining Kansas and Missouri properties at March 31, 2007 of $14,099,000 is recoverable.

Amounts included in the condensed consolidated financial statements applicable to the Kansas and Missouri facilities are summarized as follows: (in thousands)

	Three months ended
	March 31
Income Statement:	2007	2006
Facility operating revenue	$8,427	$7,517
Facility operating expenses	7,909	7,649
Interest (income) expense	1	(4)
Depreciation	169	166
Total expenses	8,079	7,811
Net income (loss)	$ 348	$ (294)
Balance Sheet:	Mar. 31,	Dec. 31,
	2007	2006
Real estate properties, net	$14,099	$13,965
Cash	6,118	5,403
Accounts receivable	2,297	2,543
Other assets	1,061	371
Accounts payable and other accrued expenses	9,786	8,819

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at March 31, 2007 is recoverable.  The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded.  Our continuing involvement with these properties is as a creditor.

Lease Terminations and Sales of Property

Regal and Royal Healthgate - In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

Note 6.  MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of mortgage and other notes receivable by type (in thousands):

	March 31, 2007	December 31, 2006
Mortgage loans	$ 86,714	$ 90,782
Other loans	8,325	8,750
TOTAL	$ 95,039	$ 99,532

National Health Realty, Inc. - We purchased by assignment on February 3, 2006, a $10,450,000 bank term loan owed by National Health Realty, Inc., (“NHR”) a publicly-held real estate investment trust.  The assigned loan as amended requires monthly interest payments at the interest rate of 30-days LIBOR plus 1.00% (6.32% at March 31, 2007) and quarterly principal payments of $425,000.  The unpaid balance at March 31, 2007, was $8,325,000.  On December 21, 2006, National HealthCare Corporation (“NHC”) announced an offer to purchase the outstanding stock of NHR.

Loan Write-downs

Allgood HealthCare, Inc. (“Allgood”) – We had two loans secured by five Georgia nursing home properties that were operated by Allgood.  In January 2003, the borrowers filed for bankruptcy protection.  One of the loans was paid during 2006. Estate proceeds of $1,247,000 received in 2006 were applied to the other loan.

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

Effective July 1, 2006, two of the remaining properties were sold by the Bankruptcy Trustee to affiliates of the purchaser of the first two properties.  NHI provided the purchaser with long-term first mortgage financing totaling $12,162,000 collateralized by all four facilities, and we received an option to purchase the facilities.  The note was recorded net of the $4,926,000 writedown on the notes to Allgood in 2002.  Additionally, we reaffirmed our previous commitment of $800,000 towards a working capital loan for use by any of the four facilities.  Prior to December 31, 2006, NHI gave notice to the purchaser of the four facilities of our intent to exercise the purchase option for the four facilities in the amount of $12,162,000.

On March 1, 2007, the election to purchase the four facilities was rescinded after a new financing agreement was finalized.  Under the new agreement, the $12,162,000 first mortgage was increased to $14,300,000 and the working capital loan was reduced to $300,000.  The first mortgage loan bears interest at 9%. Principal is amortized over a 25-year period and matures on January 31, 2010. The working capital loan bears interest at 9%, with principal due at maturity on January 1, 2009.  Management believes that the remaining carrying amount of $8,896,000 at March 31, 2007 is supported by the value of the underlying collateral.

Loan Recoveries

American Medical Associates, Inc. (“AMA”) – On May 1, 2004, NHI provided financing to purchasers of three Florida-based nursing homes formerly owned by American Medical Associates, Inc. (“AMA”) and previously financed by NHI. The amount of the new mortgage loans totaled $14,450,000 and the notes matured May 14, 2009.  The notes were recorded net of the $5,200,000 recorded loss on notes to AMA in 2002.  Management’s analysis of future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in additional net impairments of $1,435,000 in 2005.  Loans secured by two of the properties were paid during 2006, inclusive of $4,935,000 in recoveries.

On March 2, 2007, the remaining AMA mortgage loans, secured by the last of three AMA properties, were paid.  We received $5,721,000 in cash, representing the full principal balances and accrued interest on the notes. As a result, we recorded loan recoveries of $1,700,000 and a gain on disposal of assets of $468,000 (Note 11).

Note 7.  INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available for sale securities.  Unrealized gains and losses on available for sale securities are recorded in stockholders’ equity in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	March 31, 2007		December 31, 2006
		Fair		Fair
	Cost	Value	Cost	Value

Available for sale	$7,731	$24,420	$7,731	$25,513

Gross unrealized gains and gross unrealized losses related to available for sale securities are as follows:

(in thousands)	March 31, 2007	December 31, 2006
Gross unrealized gains	$16,767	$17,856
Gross unrealized losses	(78)	(73)
	$16,689	$17,783

Our available-for-sale marketable securities consist of the common stock of other publicly traded REITs.  None of these available-for-sale marketable securities have stated maturity dates.

During the three months ended March 31, 2007 and 2006, we received and recognized $1,169,000 and $1,148,000, respectively, of dividend income from our marketable securities.  Such income is included in non-operating income in the interim condensed consolidated statements of income.

Note 8.  DEBT

The 7.3% unsecured notes (the “Notes"), totaling $100 million, which mature on July 16, 2007, have no sinking fund provisions.  We currently have the liquidity to retire the debt. The Notes are senior unsecured obligations of NHI and rank equally with NHI’s other unsecured senior debt.  NHI agrees in the note indenture that it will limit liens on assets to certain percentages of tangible assets and that it will limit the issuance of new debt to certain multiples of capital or net worth.

We received a waiver in the covenants related to the first mortgage revenue bonds ($6,895,000 outstanding at March 31, 2007) with the understanding that we will maintain at least $100 million of cash and marketable securities until the bonds are paid.

Certain loan agreements require maintenance of specified financial ratios.  We have met all such covenants as of March 31, 2007.  Our failure to meet the required covenants could have a material adverse effect on our financial position and cash flows.

Note 9.  COMMITMENTS AND CONTINGENCIES

At March 31, 2007, we were committed, subject to due diligence and financial performance goals, to fund approximately $133,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.   The commitments include additional mortgage investments for two long-term health care centers at interest rates of prime plus 2.0%.

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

     On October 5, 2006, we received an offer from W. Andrew Adams, our Chairman and CEO, a significant shareholder and President of Management Advisory Source, LLC, NHI's management advisor, to acquire all of our outstanding shares of common stock for $30 per share, the offer being subject to certain conditions and contingencies.  The Board of Directors formed a Special Committee consisting of its four independent directors. The Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.  The Special Committee rejected the initial offer.  A second offer was made by Mr. Adams to purchase the shares at $33 per share, and this offer was rejected.  On April 4 , 2007, Mr. Adams sent to the Special Committee a third offer of $34 per share. This offer was rejected by the Special Committee on April 6, 2007.  On April 17, 2007, we issued a press release in response to apparent market rumors and the large volume of trades in the Company’s common stock.  The press release announced that the Company is engaged in preliminary discussions and the exchange of information regarding a possible combination of interests with another company.

      On October 13, 2006, a lawsuit was filed in Chancery Court for the State of Tennessee, Rutherford County, against us and the individual directors serving on the Special Committee alleging breach of fiduciary duty and improper action in connection with the offer by Mr. Adams.  We filed a motion to dismiss the complaint and on January 26, 2007, an amended lawsuit was filed against NHI and the members of the Special Committee.  The amended complaint rendered the motion to dismiss moot.  The plaintiff has indicated that he intends to amend the complaint a second time.  We have responded to discovery and intend to vigorously defend the plaintiff’s allegations.  NHI has previously indemnified all members of the Board of Directors for all actions related to NHI, including serving on the Special Committee. NHI expects that indemnification to cover the expenses incurred by the directors in the defense of this action.

The health care facilities in which we have investments of loans or leases are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the health care facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the health care facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position, operations and cash flows.

Through the operation of our 16 foreclosure properties, we are subject to professional and general liability litigation for the provision of patient care.  The entire long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to residents.  We have maintained or caused the majority of our lessees or mortgagees to maintain insurance coverage for this type of litigation.  In Florida, however, coverage is limited.  We are subject to certain claims, none of which, in management’s opinion, would be material to our financial position or results of operations.

Note 10.  EARNINGS PER COMMON SHARE:

Basic earnings per share is based on the weighted average number of common shares outstanding during the reporting period.

Diluted earnings per share assumes, if dilutive, the conversion of convertible subordinated debentures (fully retired on January 1, 2006) and the exercise of stock options using the treasury stock method.  Net income is increased for interest expense on the convertible subordinated debentures, if dilutive.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2007	2006
BASIC:
Weighted average common shares outstanding	27,703,239	27,843,217

Income from continuing operations	$15,449,000	$12,219,000
Discontinued operations	32,000	401,000

Net income	$15,481,000	$12,620,000

Income from continuing operations per common share	$ .56	$ .44
Discontinued operations per common share	---	.01
Net income per common share	$ .56	$ .45

DILUTED:
Weighted average common shares	27,703,239	27,843,217
Stock options	56,232	16,073
Restricted shares	17,393	---
Average common shares outstanding	27,776,864	27,859,290

Income from continuing operations	$15,449,000	$12,219,000
Discontinued operations	32,000	401,000
	$15,481,000	$12,620,000

Income from continuing operations per common share	$ .56	$ .44
Discontinued operations per common share	---	.01
Net income per common share	$ .56	$ .45

Incremental shares excluded since anti-dilutive:
Stock options	---	60,000

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 11.  NON-OPERATING INCOME

Non-operating income is outlined in the table below:

Three Months Ended
March 31
	2007	2006
	(in thousands)
Dividends	$1,169	$1,148
Interest income	2,050	1,223
Gain on disposal of assets (Note 6)	468	---
Other	7	31
	$3,694	$2,402

Note 12.  DISCONTINUED OPERATIONS

In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

In March 2006, we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was originally sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain in the three months ended March 31, 2006.

For the three months ended March 31, 2007 and 2006, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Income from discontinued operations related to these facilities are as follows:

	Three Months Ended
	March 31
(in thousands, except per share amounts)	2007	2006
Revenues:
Rental income	$ ---	$ 447
Facility operating revenue	32	2,059
	32	2,506
Expenses:
Depreciation	---	151
Facility operating expenses	---	2,078
	---	2,229
Operating income	32	277
Gain on sale of assets	---	124
Income from discontinued operations, net	$ 32	$ 401

Discontinued operations income per common share:
Basic	$ ---	$ .01
Diluted	$ ---	$ .01

Note 13.  SUBSEQUENT EVENTS

Milwaukee South HealthCare, LLC - On May 1, 2007, we completed the sale of a leased facility in Milwaukee, Wisconsin to a third party resulting in a gain on sale of $644,000.  Net proceeds were $2,262,000 and the carrying value of the property and equipment sold was $1,618,000.

National HealthCare Corporation (“NHC”) – On May 4, 2007, we exercised our right to call NHC’s participation (approximately 22%) with NHI in a mortgage loan with a borrower in exchange for the payment in cash of $6,255,000 which represented NHC’s portion of the principal and interest outstanding on the loan.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in income-producing health care properties with emphasis on the long-term health care sector.  As of March 31, 2007, we had interests in real estate owned and investments in mortgages, notes receivable, preferred stock and marketable securities resulting in total invested assets of $390,431,000.  Founded in 1991, our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.

Portfolio

As of March 31, 2007, we had investments in real estate and mortgage notes receivable in 138 health care facilities located in 18 states consisting of 96 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 14 assisted living facilities, 6 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $86,714,000 aggregate carrying value amount of loans to 13 borrowers and $232,840,000 of real estate investments with 17 lessees.

Of these 138 facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  These 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.  Of these 138 facilities, 16 were acquired through foreclosure.  The 16 facilities have been sold, but we have not yet met the accounting criteria described in Statement of Financial Accounting Standards No. 66 to record the sales for financial statement purposes.  The facilities are managed by subsidiaries of NHC.

Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 28.6% of total real estate portfolio on March 31, 2007, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income in 2006 from NHC was $31,309,000 or approximately 48% of our net book value of the facilities leased to NHC as of December 31, 2006.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, state survey results and other relevant information.

At March 31, 2007, 26.9% of the total invested assets of the health care facilities were operated by publicly-traded operators, 61.4% by regional operators, and 11.7% by small operators.

The following tables summarize our portfolio as of March 31, 2007:

Portfolio Statistics		Investment	Net
	Properties	Percentage	Investment
Real Estate Properties	90	73%	$232,840,000
Mortgage Notes Receivable	48	27%	86,714,000
Total Real Estate Portfolio	138	100%	$319,554,000

Real Estate Properties	Properties	Beds	Investments
Long-term Care Centers	66	8,555	$147,889,000
Assisted Living	14	1,161	58,680,000
Medical Office Buildings	4	124,427 sq. ft.	9,877,000
Retirement Centers	5	534	9,573,000
Hospitals	1	55	6,821,000
Total Real Estate Properties	90		232,840,000
Mortgage Notes Receivable
Long-term Care Centers	30	3,257	$ 80,708,000
Retirement Centers	1	60	1,921,000
Developmentally Disabled	17	108	4,085,000
Total Mortgage Notes Receivable	48		86,714,000
Total Real Estate Portfolio	138		$319,554,000

		Percentage of
Summary of Facilities by Type	Properties	Total Dollars	Total Dollars
Long-term Care Centers	96	71.54%	$228,597,000
Assisted Living	14	18.36%	58,680,000
Retirement Centers	6	3.60%	11,494,000
Medical Office Buildings	4	3.09%	9,877,000
Hospitals	1	2.13%	6,821,000
Developmentally Disabled	17	1.28%	4,085,000
Total Real Estate Portfolio	138	100.00%	$319,554,000
Portfolio by Operator Type:
Public	62	26.88%	$ 85,891,000
Regional	64	61.45%	196,384,000
Small Operator	12	11.67%	37,279,000
Total Real Estate Portfolio	138	100.00%	$319,554,000

		Percentage of	Dollar
Public Operators		Total Portfolio	Amount
National HealthCare Corp.		13.71%	$43,805,000
Sunrise Senior Living Services		4.02%	12,839,000
Community Health Systems, Inc.		3.98%	12,723,000
Sun Healthcare		2.65%	8,464,000
Res-Care, Inc.		1.28%	4,085,000
HCA - The Healthcare Company		1.24%	3,975,000
Total Public Operators		26.88%	$85,891,000

Operators who operate more than 3% of our total real estate investments are as follows: NHC, Health Services Management of Texas, LLC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, Senior Living Management Corporation, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc.

Areas of Focus

We have focused on lowering our debt for the past five years.  Our debt to capitalization ratio on March 31, 2007 was 20.7%, the lowest level in our 15 year history.  Our liquidity is also strong with cash and marketable securities of $196,362,000 exceeding our total debt outstanding of $112,783,000 at March 31, 2007. We currently have the liquidity to retire the 7.3% unsecured notes totaling $100 million when they mature on July 17, 2007.

On December 27, 2005, we reached an agreement with NHC to extend through December 31, 2021 our current lease on 41 of our real estate properties.  These 41 facilities include four centers leased to other parties and three retirement centers.  This extension assures an ongoing relationship with our largest customer.

As a result of our strong liquidity, we are able to make prudent new investments. We are continuing to cautiously evaluate new investments, but we are concerned that the current prices being offered for health care assets exceed our risk tolerance.

Acquisition Offer

     On October 5, 2006, we received an offer from W. Andrew Adams, our Chairman and CEO, a significant shareholder and President of Management Advisory Source, LLC, NHI's management advisor, to acquire all of our outstanding shares of common stock for $30 per share, the offer being subject to certain conditions and contingencies.  The Board of Directors formed a Special Committee consisting of its four independent directors. Additionally, the Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.  The Special Committee rejected the initial offer.  A second offer was made by Mr. Adams to purchase the shares at $33 per share, and this offer was rejected.  On April 4, 2007, Mr. Adams sent to the Special Committee a third offer for $34 per share, and this offer was rejected by the Special Committee on April 6, 2007.  On April 17, 2007, we issued a press release in response to apparent market rumors and the large volume of trades in the Company’s stock.  The press release announced that the Company is engaged in preliminary discussions and the exchange of information regarding a possible combination of interests with another company.

      On October 13, 2006, a lawsuit was filed in Chancery Court for the State of Tennessee, Rutherford County, against us and the individual directors serving on the Special Committee alleging breach of fiduciary duty and improper action in connection with the offer by Mr. Adams.  We filed a motion to dismiss the complaint and on January 26, 2007, an amended lawsuit was filed against NHI and the members of the Special Committee.  The amended complaint rendered the motion to dismiss moot.  The plaintiff has indicated that he intends to amend the complaint a second time.  We have responded to discovery and intend to vigorously defend the plaintiff’s allegations.  NHI has previously indemnified all members of the Board of Directors for all actions related to NHI, including serving on the Special Committee. NHI expects that indemnification to cover the expenses incurred by the directors in the defense of this action.

Critical Accounting Policies

We prepare our interim condensed consolidated financial statements in conformity with accounting principles generally accepted  in the United States of America.  These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our interim condensed consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.

We consider an accounting estimate or assumption critical if:

1.

the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

2.

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

The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims.  These factors combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments affecting our lessees and borrowers.  Prior to 2006, we had determined that impairment of certain of our investments had occurred as the result of these events.

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

For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15” (“SFAS 114").  On a quarterly basis, NHI reviews its notes receivable for realizability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Certain financial information for the three months ended March 31, 2006 has been reclassified pursuant to SFAS 144 for the presentation of operations discontinued during 2007 and 2006 such changes had no impact on the Company’s reported net income.

Net income for the three months ended March 31, 2007 is $15,481,000 versus net income of $12,620,000 for the same period in 2006, an increase of 22.7%.  Diluted earnings per common share increased eleven cents or 24.4% to 56 cents in the 2007 period from 45 cents in the 2006 period.

Total revenues for the three months ended March 31, 2007 increased $1,536,000 or 4.2% to $37,993,000 from $36,457,000 for the three months ended March 31, 2006.  Revenues from mortgage interest income decreased $476,000, or 13.1%, when compared to the same period in 2006.  Revenues from rental income increased $726,000, or 6.3% in the 2007 period as compared to the 2006 period.  Facility operating revenue increased $1,286,000 or 6.1% in the 2007 period compared to the 2006 period.

The $476,000 decrease in mortgage interest income is related primarily to mortgage loans paid off in 2006.

The $726,000 increase in rental income in 2007 resulted primarily from increased base rents from NHC and other tenants.

The $1,286,000 increase in facility operating revenues is due primarily to the improved government payment rates and census at our foreclosure properties for the three months ended March 31, 2007.  The increase in facility operating revenues is attributable primarily to a $375,000 increase in our Massachusetts and New Hampshire operating facilities and a $910,000 increase in our Kansas and Missouri operating facilities.

Total expenses for the three months ended March 31, 2007 decreased $402,000 or 1.5% to $26,238,000 from $26,640,000 for the 2006 period.  This decrease was attributed to an increase in loan and realty recoveries of $1,700,000 this quarter compared to the quarter for the prior year (see Note 6).  The recoveries were offset by increases of $159,000 and $673,000 to legal expenses and general and administrative expenses, respectively.  Three factors were responsible for these increased expenses: 1) legal costs associated with W. Andrew Adams offer to acquire the Company (see Note 9), 2) increased audit and consulting fees related to a material change in internal control at December 31, 2006, as we transitioned from such controls being provided by NHC to being provided by Management Advisory Source, LLC and 3) recognition of expenses related to a voluntary mold remediation at one of our Florida facilities.

Facility operating expense increased by $508,000 or 2.5% in the three months ended March 31, 2007 compared to the 2006 period.  This increase in facility operating expense relates to the improved facility census, inflation and service improvements to enhance census.  As a result, an increase of $246,000 was attributable to our Massachusetts and New Hampshire operating facilities and an increase of $260,000 was attributable to our Kansas and Missouri operating facilities.

Non-Operating Income -

Non-operating income for the three months ended March 31, 2007 increased $1,292,000 or 53.8% compared to the same period in 2006.  Non-operating income for the three months ended March 31, 2007 includes $1,169,000 of dividend income from marketable securities compared to $1,148,000 in the prior period, interest income of $2,050,000 compared to $1,223,000 in the prior period, and a gain on disposal of assets of $468,000 compared to $0 in the prior period (see Note 6).  The increase in interest income from the prior period is due to increased interest rates and higher balances of invested cash and cash equivalents.

Discontinued Operations -

We received proceeds from the sale by the current owner in March 2006 of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was originally sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility, we recognized the December 2004 sale of this property and recognized a $124,000 gain during the three months period ended March 31, 2006.

In May 2006, two New Jersey nursing facilities were sold generating net proceeds in cash of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations.

For all previous periods, including the three months ended March 31, 2007 and 2006, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent and interest receipts, the revenues of facilities we operate, proceeds from the sales of real property and principal payments on loans receivable.  Our primary uses of cash include dividend distributions, the expenses of facilities we operate, debt service payments (including principal and interest), real property acquisitions and general and administrative expenses.  These sources and uses of cash are reflected in our interim condensed Consolidated Statements of Cash Flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three months ended
	March 31
	2007	2006
Cash and cash equivalents at beginning of period	$177,765	$132,469
Cash provided from operating activities	14,580	9,562
Cash provided from investing activities	6,116	605
Cash used in financing activities	(26,519)	(13,384)
Cash and cash equivalents at end of period	$171,942	$129,252

Operating Activities - Net cash from operating activities generally includes net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment writedowns and recoveries, and gain on asset disposals.  The $14,580,000 net cash provided from operating activities for the three months ended March 31, 2007 is primarily composed of increases due to net income of $15,481,000 depreciation of $2,905,000 and an increase in accounts payable of $1,276,000.  These amounts were offset primarily by loan recoveries of $1,700,000, an increase in deferred costs and other assets of $1,836,000, a gain of $468,000 on notes receivable paid and a reduction in interest payable of $1,782,000.

Net cash provided from operating activities increased from $9,562,000 in the three months ended March 31, 2006 to $14,580,000 in the three months ended March 31, 2007 due primarily to an $2,861,000 increase in net income, and an $3,304,000 increase in the difference of accounts payable and other accrued expenses as compared to the prior period.  The $9,562,000 net cash provided from operating activities for the three months ended March 31, 2006 is composed primarily of  net income of $12,620,000, depreciation of $3,084,000, an increase in deferred costs and other assets of $2,441,000 and decreases of $2,028,000 and $1,828,000 in accounts payable and other accrued expenses and accrued interest payable, respectively.

Investing Activities - Cash flows provided from investing activities during the three months ended March 31, 2007 included collections on mortgage and other notes receivable of $10,210,000 compared to $5,291,000 for the prior period.  The $10,210,000 collections on mortgage and other notes receivable include the following: (1) $5,681,000 as a result of the early payoff from one Florida-based nursing home, (2) $3,500,000 payback of a short-term mortgage notes receivable, and (3) $1,029,000 of routine collections.

Cash flows used in investing activities during the three months ended March 31, 2007 included investments in real estate properties of $545,000 and in mortgage and other notes receivable of $3,549,000.  The $545,000 investment in real estate properties is attributable to improvements of current operating facilities.  The $3,549,000 investment in mortgage and other notes receivable includes $3,500,000 to a short-term borrower and $49,000 to a current borrower.

Financing Activities - Net cash used in financing activities during the three months ended March 31, 2007 totaled $26,519,000 compared to $13,384,000 in the prior period.  Cash flow used in financing activities for the three months ended March 31, 2007 included routine principal payments on debt of $709,000 and dividends paid to stockholders of $25,810,000.  This compares to the corresponding prior period activity of principal payments on debt of $659,000 and dividends paid to stockholders of $12,524,000.

Liquidity and Capital Resources

At March 31, 2007, our liquidity is strong, with cash and marketable securities of $196,362,000 exceeding $112,783,000 of total debt outstanding.  Further, our debt to book capitalization ratio declined to 20.7%, the lowest level in our 15 year history.  Our next significant debt maturity of our $100 million 7.3% unsecured public notes is on July 16, 2007.  We currently have the liquidity to retire the debt.

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ending December 31, 2007 and thereafter.  NHI declared a dividend of $.50 per common share to shareholders of record March 30, 2007, payable on May 10, 2007.  The 2006 fourth quarter dividend of $.93 per common share was paid on January 31, 2007.

Contractual Obligations and Contingent Liabilities

As of March 31, 2007, our contractual payment obligations and contingent liabilities were as follows:

Contractual Obligations		Less than			After
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
Debt principal	$ 112,783	$ 104,051	$ 5,992	$ 1,990	$ 750
Debt interest (a)	5,291	4,350	707	195	39
Loan commitments	133	133	—	—	—
Management fees to NHC	8,759	8,759	—	—	—
Advisory fees	900	900	—	—	—
	$127,866	$118,193	$ 6,699	$ 2,185	$ 789

(a) For variable rate debt, future interest commitments were calculated using interest rates existing at March 31, 2007.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit except for those disclosed in Note 9.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At March 31, 2007, we did not participate in any such financial instruments.

Commitments

At March 31, 2007, we were committed, subject to due diligence and financial performance goals, to fund approximately $133,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.   The commitments include additional mortgage investments for two long-term health care centers at interest rates of prime plus 2.0%.

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

We believe that the carrying amounts of our real estate properties are recoverable and notes receivable are realizable, (including those identified as impaired or non-performing), and supported by the value of the underlying collateral.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.  See Note 6 to the financial statements for details of the non-performing loans.

Funds From Operations

Our funds from operations (“FFO”) for the three months ended March 31, 2007, on a diluted basis was $18,135,000, an increase of $2,867,000 as compared to $15,268,000 for the same period in 2006.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures and the exercise of stock options using the treasury stock method.

We believe that funds from operations is an important supplemental measure of operating performance for a real estate investment trust.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO.  The term FFO was designed by the real estate investment trust industry to address this issue.  Our measure may not be comparable to similarly titled measures used by other REITs.  Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs.  Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company’s FFO to that of other REITs.  Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, of to net cash flow from operating activities as determined by GAAP in the United States as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

We have complied with the SEC’s interpretation that recurring impairments taken on real property may not be added back to net income in the calculation of FFO.  The SEC’s position is that recurring impairments on real property are not an appropriate adjustment.

The following table reconciles net income to funds from operations:

	Three Months Ended
	March 31
	2007	2006
(in thousands, except share and per share amounts)
Net income	$15,481	$12,620
Elimination of non-cash items in net income:
Real estate depreciation	2,654	2,638
Real estate depreciation in discontinued operations	---	134
Gain on sale of real estate	---	(124)
Basic funds from operations	18,135	15,268

Diluted funds from operations	$18,135	$15,268

Basic funds from operations per share	$ .65	$ .55
Diluted funds from operations per share	$ .65	$ .55

Shares for basic funds from operations per share	27,703,239	27,843,217
Shares for diluted funds from operations per share	27,776,864	27,859,290

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety. SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The Company does not expect this new standard to have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 has not had a material impact on the Company’s results of operations and financial condition.

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

Forward Looking Statements

References throughout this document to the Company include National Health Investors, Inc. and its wholly-owned subsidiaries.  In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person.  In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its wholly-owned subsidiaries and not any other person.

This Quarterly Report on Form 10-Q and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitations, those containing words such as “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, and other similar expressions are forward-looking statements.

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

•

the availability and terms of capital to fund investments;

•

the competitive environment in which we operate.

See the notes to the Annual Financial Statements, and “Business” and “Risk Factors” under Item 1 and Item 1A herein for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

As of March 31, 2007, $100,000,000 of our debt bears interest at fixed interest rates.  Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  The remaining $12,783,000 of our debt bear interest at variable rates.  A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $70,000.  A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $70,000.

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

We do not currently use derivative instruments to hedge interest rate risks.  The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities of $24,420,000 at March 31, 2007 as available-for-sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% change in quoted market prices would result in a related $2,442,000 change in the fair value of our investments in marketable securities.

Item 4.  Controls and Procedures.

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

 Legal Proceedings.  As described in Part I, Item 2 of this form 10-Q under the caption “Acquisition offer”, on October 13, 2006, a lawsuit was filed in Chancery Court for the State of Tennessee, Rutherford County, against us and the individual directors serving on the Special Committee alleging breach of fiduciary duty and improper action in connection with the offer by Mr. Adams.  We filed a motion to dismiss the complaint and on January 26, 2007, an amended lawsuit was filed against NHI and the members of the Special Committee.  The amended complaint rendered the motion to dismiss moot.  The plaintiff has indicated that he intends to amend the complaint a second time.  We have responded to discovery and intend to vigorously defend the plaintiff’s allegations.  NHI has previously indemnified all members of the Board of Directors for all actions related to NHI, including serving on the Special Committee. NHI expects that indemnification to cover the expenses incurred by the directors in the defense of this action.

Item 1A.

 Risk Factors.

During the quarter ended March 31, 2007, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.

 Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.

 Defaults Upon Senior Securities.  None

Item 4.

 Submission of Matters to a Vote of Security Holders.  None

Item 5.

 Other Information.  None

Item 6.

 Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: May 10, 2007	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: May 10, 2007	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer)