Form 10-Q
period 2007-06-30
NATIONAL HEALTH INVESTORS INC
filed 2007-08-08
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Large accelerated filer __ X _ Accelerated filer Non-accelerated filer_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

There were 27,752,239 shares of common stock outstanding as of August 6, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31
	2007	2006
	(unaudited)
ASSETS
Real estate properties:
Land	$ 29,890	$ 30,067
Buildings and improvements	345,913	346,033
Construction in progress	256	307
	376,059	376,407
Less accumulated depreciation	(146,870)	(141,208)
Real estate properties, net	229,189	235,199
Mortgage and other notes receivable, net	100,272	99,532
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	170,815	177,765
Marketable securities	21,763	25,513
Accounts receivable, net	6,039	6,133
Deferred costs and other assets	15,510	13,190
Total Assets	$581,720	$595,464

LIABILITIES
Unsecured public notes	$100,000	$100,000
Debt	12,059	13,492
Accounts payable and other accrued expenses	21,226	20,951
Accrued interest	3,417	3,378
Dividends payable	13,876	25,809
Deferred income	149	163
Total Liabilities	150,727	163,793

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized;
27,752,239 shares, issued and outstanding	278	278
Capital in excess of par value	462,098	461,735
Cumulative net income	712,899	682,437
Cumulative dividends	(758,314)	(730,562)
Unrealized gains on marketable securities, net	14,032	17,783
Total Stockholders’ Equity	430,993	431,671
Total Liabilities and Stockholders’ Equity	$581,720	$595,464

      The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements. The interim condensed consolidated balance sheet at December 31, 2006 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:	(unaudited)		(unaudited)
Mortgage interest income	$ 3,322	$ 4,219	$ 6,493	$ 7,866
Rental income	12,901	11,597	25,217	23,187
Facility operating revenue	23,014	22,275	45,520	43,496
	39,237	38,091	77,230	74,549
EXPENSES:
Interest	2,004	2,042	4,014	4,070
Depreciation	3,123	2,917	6.430	5,836
Amortization of loan costs	34	33	68	67
Legal expense	188	181	392	226
Franchise, excise and other taxes	191	65	262	134
General and administrative	1,782	1,145	3,210	2,317
Loan and realty impairment losses (recoveries)	---	---	(1,700)	---
Facility operating expense	21,655	20,613	42,525	40,973
	28,977	26,996	55,201	53,623

INCOME BEFORE NON-OPERATING INCOME	10,260	11,095	22,029	20,926
Non-operating income (investments and other)	3,390	2,822	7,084	5,224
INCOME FROM CONTINUING OPERATIONS	13,650	13,917	29,113	26,150

Discontinued Operations
Income from discontinued operations	662	173	680	436
Net gain on sale of real estate	669	5,690	669	5,814
	1,331	5,863	1,349	6,250

NET INCOME	$ 14,981	$ 19,780	$ 30,462	$ 32,400

Earnings per common share:
Basic:
Income from continuing operations	$ .49	$ .50	$ 1.05	$ .94
Discontinued operations	.05	.21	.05	.23
Net income	$ .54	$ .71	$ 1.10	$ 1.17
Diluted:
Income from continuing operations	$ .49	$ .50	$ 1.05	$ .94
Discontinued operations	.05	.21	.05	.23
Net income	$ .54	$ .71	$ 1.10	$ 1.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,703,539	27,752,502	27,703,389	27,791,255
Diluted	27,799,749	27,768,307	27,788,307	27,807,194

The accompanying notes to interim condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 30,462	$ 32,400
Depreciation	5,813	6,045
Loan and realty impairment losses (recoveries)	(1,700)	--
Net gain on sale of real estate	(711)	(5,814)
Gain on notes receivable	(468)	--
Amortization of loan costs	67	67
Deferred income	35	--
Amortization of deferred income	(49)	(104)
Share-based compensation Change in operating assets and liabilities:	363	167
Decrease in accounts receivable	93	215
Increase in deferred costs and other assets	(2,387)	(2,796)
Increase (decrease) in accounts payable and other accrued expenses	275	(3,265)
Decrease in accrued interest payable	39	(3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,832	26,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(9,291)	(10,664)
Collection of mortgage and other notes receivable	5,038	2,928
Prepayment of mortgage notes receivable	5,681	11,548
Acquisition of property and equipment	(1,426)	(1,127)
Proceeds from disposition of property and equipment	2,337	24,214
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,339	26,899

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,433)	(1,314)
Redemption of subordinated convertible debentures	---	(201)
Stock options exercised	---	357
Repurchase of common stock	---	(3,529)
Dividends paid to stockholders	(39,688)	(25,907)
NET CASH USED IN FINANCING ACTIVITIES	(41,121)	(30,594)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,950)	23,217
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	177,765	132,469
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 170,815	$ 155,686
Supplemental Information:
Cash payments for interest expense	$ 3,975	$ 3,682

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands, except shares)

						Unrealized	Total
			Capital in			Gains	Stock-
	Common Stock		Excess of	Cumulative	Cumulative	(Losses) on	Holders’
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity

Balance at December 31, 2006	27,752,239	$278	$461,735	$682,437	$(730,562)	$17,783	$431,671
Net income	---	---	---	30,462	---	---	30,462
Unrealized loss on securities	---	---	---	---	---	(3,751)	(3,751)
Total comprehensive income							26,711
Share-based compensation	---	---	363	---	---	---	363
Dividends to common stockholders	---	---	---	---	(27,752)	---	(27,752)

Balance at June 30, 2007	27,752,239	$278	$462,098	$712,899	$(758,314)	$14,032	$430,993

Balance at December 31, 2005	27,830,439	$278	$464,389	$613,208	$(664,729)	$11,822	$424,968

Net income	---	---	---	32,400	---	---	32,400
Unrealized gains on securities	---	---	---	---	---	1,127	1,127
Total comprehensive income							33,527
Stock options exercised	15,000	---	357	---	---	---	357
Shares repurchased	(146,200)	(1)	(3,528)	---	---	---	(3,529)
Restricted stock issued	50,000	1	(1)	---	---	---	---
Share based compensation	---	---	167	---	---	---	167
Dividends to common
stockholders	---	---	---	---	(26,702)	---	(26,702)

Balance at June 30, 2006	27,749,239	$278	$461,384	$645,608	$(691,431)	$12,949	$428,788
(unaudited)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., believe that the unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company") in all material respects.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2006 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders on Form 10-K for the year ended December 31, 2006 have been omitted.  This interim condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings.  Our audited December 31, 2006 consolidated financial statements are available at our web site: www.nhinvestors.com.

Note 2.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety. SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The Company does not expect this new standard to have a material impact on its condensed consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other non-owner changes in equity. The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior service costs and transition asset or obligation.  SFAS No. 158 is not expected to apply to the Company.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes"  (“FIN 48”).  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

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

   In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock are available to grant as share-based payments to employees, officers, directors or consultants.  As of June 30, 2007, 1,358,800 shares are available for future grants under this plan.  The restricted stock granted in 2006 vests over five years and the options granted in 2006 have varied vesting periods up to five years.  The term of the options outstanding under the 2005 Plan is five years from the date of grant.

   The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of June 30, 2007, no shares are available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $363,000 for the six months ended June 30, 2007, consisting of $173,000 for restricted stock and $190,000 for stock options as compared to $167,000 for the six months ended June 30, 2006, consisting of $35,000 for restricted stock and $132,000 for stock options which is included in general and administrative expense in the condensed consolidated statements of income.

Determining Fair Value Under SFAS No. 123(R)

   The fair value of each option award was estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to cliff vesting.  Each grant is valued as a single award with an expected term based upon expected employee and termination behavior.  Compensation cost is recognized on the graded vesting method over the requisite service period for each separately vesting tranche of the award as though the award was, in substance, multiple awards.  The expected volatility is derived using daily historical data for periods preceding the date of grant.  The risk-free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.

Stock Options

   There were 60,000 stock options granted during the six months ended June 30, 2007.  The weighted average fair value per share of all options granted was $2.59 for the six months ended June 30, 2007.  For purposes of net income and earnings per share as required by SFAS 123(R), as amended, the estimated fair value of the options is amortized to expense over the requisite service period.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions used for grants for the six months ended June 30, 2007 and 2006, respectively:

	2007	2006
Dividend yield	8.18%	8.19%-9.44%
Expected volatility	20.42%	22.41%-23.73%
Expected lives	2.5 years	2.9-3.5 years
Risk-free interest rate	4.64%	4.67%-4.90%
Expected forfeiture rate	0.00%	0.00%

Stock Option Activity

The following table summarizes option activity:

			Weighted Average
	Number	Weighted Average	Remaining Contractual Life	Aggregate Intrinsic
	of Shares	Exercise Price	(Years)	Value
				(in thousands)
Outstanding December 31, 2005	135,000	$ 23.50
Options granted under 2005 Plan	86,000	25.32
Options granted under 1997 Plan	60,000	23.79
Options exercised under 1997 Plan	(15,000)	23.79
Outstanding December 31, 2006	266,000	24.14
Options granted under 2005 Plan	60,000	34.25
Outstanding June 30, 2007	326,000	$ 26.00	3.265	$ 1,865

Exercisable June 30, 2007	260,332	$ 26.20	3.126	$ 1,437

			Remaining
Grant	Options	Exercise	Contractual
Date	Outstanding	Price	Life in Years
4/24/03	30,000	$16.35	.8337
4/20/04	45,000	$23.90	1.583
5/3/05	60,000	$26.78	2.917
3/9/06	50,000	$26.10	3.667
5/1/06	11,000	$23.62	3.833
5/2/06	45,000	$23.79	3.833
7/21/06	25,000	$24.50	4.000
5/16/07	60,000	$34.25	4.917
	326,000

   The weighted average remaining contractual life of all options outstanding at June 30, 2007 is 3.265 years.  NHI’s Board of Directors has authorized an additional 1,684,800 shares of common stock that may be issued under the share-based payments plans.

   The closing market price of our common stock at June 30, 2007 was $31.72 per share.  The intrinsic value of total options outstanding at June 30, 2007 was $5.72 per share.  The intrinsic value of options exercisable at June 30, 2007 was $5.52 per share.

   The weighted average fair values of stock options granted for the six months ended June 30, 2007 and 2006 were $2.59 and $1.96 per share, respectively.  At June 30, 2007, there are unvested options to purchase 34,332 shares with a weighted average grant date fair value of $2.12 per share.  As of June 30, 2007, we had $82,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2007-$28,000; 2008-$37,000; 2009-$12,000; 2010-$4,000; and 2011-$1,000.

Restricted Stock Activity

The following table summarizes restricted stock activity:

			Weighted Average
	Number	Weighted Average Grant	Remaining Vesting Period	Aggregate Intrinsic
	of Shares	Price	(Years)	Value
				(in thousands)
Restricted stock at December 31, 2005	—
Granted under 2005 Plan and non-vested at December 31, 2006	53,000	$ 25.96
Non-vested at June 30, 2007	48,700	n/a	3.136	$ 1,545
Vested June 30, 2007	4,300	n/a	n/a	$ 136

			Remaining
Grant	Non-vested	Grant	Vesting
Date	Shares	Price	Period (Years)
3/9/06	46,000	$26.10	3.145
5/2/06	2,700	$23.62	3.000
	48,700

The weighted average remaining vesting period of all restricted shares outstanding at June 30, 2007 is 3.136 years.  The closing market price of our common stock at June 30, 2007 was $31.72 per share, which is the implied intrinsic value of the restricted stock.

At June 30, 2007, we had $858,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized over the following periods: 2007-$154,000; 2008-$261,000; 2009-$220,000; 2010-$191,000; and 2011-$32,000.

Note 5.  REAL ESTATE PROPERTIES

The following table summarizes NHI’s real estate properties by facilities that we lease to others and facilities that are operated by others (in thousands):

	June 30, 2007			December 31, 2006
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 26,314	$ 3,576	$ 29,890	$ 26,491	$ 3,576	$ 30,067
Buildings and improvements	283,093	62,820	345,913	284,382	61,651	346,033
Construction in progress	---	256	256	2	305	307
	309,407	66,652	376,059	310,875	65,532	376,407
Less accumulated depreciation	(117,804)	(29,066)	(146,870)	(113,825)	(27,383)	(141,208)
Real estate properties, net	$191,603	$ 37,586	$229,189	$ 197,050	$ 38,149	$235,199

Foreclosure Properties

New England Properties - During 1999, we took over the operations of seven New England facilities.  During 2001, we sold the properties to a not-for-profit entity and provided 100% financing consisting of 6.9% first mortgage proceeds totaling $40,526,000, maturing August 2011.  For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period.  For tax reporting purposes, the sale has been recorded with gain on sale to be recorded under the installment method as cash payments are received.  For financial reporting purposes, sale proceeds received from the buyer will be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) are met, at which time we will report the sale under the full accrual method.  Management believes that the carrying amount of these real estate properties at June 30, 2007 of $23,280,000 is recoverable.

Amounts included in the condensed consolidated financial statements applicable to the New England facilities are summarized as follows (in thousands):

	Six months ended
	June 30
Income Statement:	2007	2006
Facility operating revenue	$28,499	$27,769

Facility operating expenses	26,342	25,449
Interest expense	3	4
Depreciation	1,343	1,310
Total Expenses	27,688	26,763
Net income	$ 811	$ 1,006

Balance Sheet:	June 30,	Dec. 31,
	2007	2006
Real estate properties, net	$23,280	$24,184
Cash	2,656	2,752
Accounts receivable	4,660	4,491
Other assets	13,972	12,083
Accounts payable and other accrued expenses	6,458	6,212

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at June 30, 2007 is recoverable.  The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded.  Our continuing involvement with these properties is as a creditor.

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

During the three months ended March 31, 2006, we received $5,482,000 in cash from the sale by the not-for-profit entity owner of the nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was originally sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain in the first quarter of 2006. Management believes that the carrying amount of the remaining Kansas and Missouri properties at June 30, 2007 of $14,306,000 is recoverable.

Amounts included in the condensed consolidated financial statements applicable to the Kansas and Missouri facilities are summarized as follows (in thousands):

	Six months ended
	June 30
Income Statement:	2007	2006

Facility operating revenue	$17,021	$15,728

Facility operating expenses	16,183	15,527
Interest (income) expense	1	(1)
Depreciation	340	392
Total expenses	16,524	15,918
Net income (loss)	$ 497	$ (190)

Balance Sheet:	June 30,	Dec. 31,
	2007	2006
Real estate properties, net	$14,307	$13,965
Cash	6,300	5,403
Accounts receivable	2,322	2,543
Other assets	828	371
Accounts payable and other accrued expenses	9,818	8,819

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at June 30, 2007 is recoverable.  The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded.  Our continuing involvement with these properties is as a creditor.

Lease Terminations and Sales of Property

Regal and Royal Healthgate - In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations in the second quarter of 2006.

Milwaukee South Healthcare Center, LLC.- On May 1, 2007, we completed the sale of a leased facility in Milwaukee, Wisconsin to a third party resulting in a gain of $669,000.  Net cash proceeds were $2,288,000 and the carrying value of the property and equipment was $1,619,000.

Note 6.  MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of mortgage and other notes receivable by type (in thousands):

	June 30, 2007	December 31, 2006
Mortgage loans	$ 92,372	$ 90,782
Other loans	7,900	8,750
Total	$ 100,272	$ 99,532

National Health Realty, Inc. - On February 3, 2006, we purchased by assignment a $10,450,000 bank term loan owed by National Health Realty, Inc., (“NHR”) a publicly-held real estate investment trust.  The assigned loan as amended requires monthly interest payments at the interest rate of 30-days LIBOR plus 1.00% (6.32% at June 30, 2007) and quarterly principal payments of $425,000.  The unpaid balance at June 30, 2007, was $7,900,000.  On December 21, 2006, National HealthCare Corporation (“NHC”) announced an offer to purchase the outstanding stock of NHR.

National Healthcare Corporation (“NHC”) – On May 4, 2007, we exercised our right to call NHC’s participation (approximately 22%) with NHI in a mortgage loan with a borrower in exchange for the payment in cash of $6,255,000 which represents NHC’s portion of the principal and interest outstanding on the loan.

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

On March 1, 2007, the election to purchase the four facilities was rescinded after a new financing agreement was finalized.  Under the new agreement, the $12,162,000 first mortgage was increased to $14,300,000 and the working capital loan was reduced to $300,000.  The first mortgage loan bears interest at 9%. Principal is amortized over a 25-year period and matures on January 31, 2010. The working capital loan bears interest at 9%, with principal due at maturity on January 1, 2009.  Management believes that the remaining carrying amount of $8,886,000 at June 30, 2007 is supported by the value of the underlying collateral.

Loan Recoveries

American Medical Associates, Inc. (“AMA”) – On May 1, 2004, NHI provided financing to purchasers of three Florida-based nursing homes formerly owned by AMA and previously financed by NHI. The amount of the new mortgage loans totaled $14,450,000 and the notes were to mature May 14, 2009.  The notes were recorded net of the $5,200,000 recorded loss on notes to AMA in 2002.  Management’s analysis of future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in additional net impairments of $1,435,000 in 2005.  Loans secured by two of the properties were paid during 2006, inclusive of $4,935,000 in recoveries.

On March 2, 2007, the remaining AMA mortgage loan, secured by the last of three AMA properties, were paid.  We received $5,721,000 in cash, representing the full principal balances and accrued interest on the notes. As a result, we recorded loan recoveries of $1,700,000 and a gain on disposal of assets of $468,000.

Health Services Management - In July 2007, the Company received payoff at par of a mortgage loan investment in the amount of $44,500,000.  The recovery of amounts previously written down related to this loan amounted to $21,300,000, and will be recorded in the third quarter.

Note 7.  INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	June 30, 2007		December 31, 2006
		Fair		Fair
	Cost	Value	Cost	Value

Available-for-sale	$ 7,731	$ 21,763	$ 7,731	$ 25,513

Gross unrealized gains and gross unrealized losses related to available-for-sale securities are as follows (in thousands):

June 30, 2007	December 31, 2006
Gross unrealized gains	$14,122	$17,856
Gross unrealized losses	(90)	(73)
	$14,032	$17,783

Our available-for-sale marketable securities consist of the common stock of other publicly traded REITs.  None of these available-for-sale marketable securities have stated maturity dates.

During the six months ended June 30, 2007 and 2006, we recognized $2,337,000 and $2,303,000, respectively, of dividend income from our marketable securities.  Such income is included in non-operating income in the interim condensed consolidated statements of income.

Note 8.  DEBT

The 7.3% unsecured notes (the “Notes") totaling $100 million at June 30, 2007, matured on July 16, 2007, and were fully paid off in cash at no gain or loss. The Notes were senior unsecured obligations of NHI and ranked equally with NHI’s other unsecured senior debt.  NHI agreed in the note indenture that it would limit liens on assets to certain percentages of tangible assets and that it would limit the issuance of new debt to certain multiples of capital or net worth.

We received a waiver in the covenants related to the first mortgage revenue bonds with the understanding that we would maintain at least $100 million of cash and marketable securities until the bonds were paid.

Certain loan agreements required maintenance of specified financial ratios.  We had met all such covenants as of June 30, 2007.

Note 9.  COMMITMENTS AND CONTINGENCIES

At June 30, 2007, we were committed, subject to due diligence and financial performance goals, to fund approximately $110,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.

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

On October 5, 2006, we received an offer from W. Andrew Adams, our Chairman and CEO, a significant shareholder and President of Management Advisory Source, LLC, NHI's management advisor, to acquire all of our outstanding shares of common stock for $30 per share, the offer being subject to certain conditions and contingencies.  The Board of Directors formed a Special Committee consisting of its four independent directors. The Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.  The Special Committee rejected the initial offer.  A second offer was made by Mr. Adams to purchase the shares at $33 per share, and this offer was rejected.  On April 4 , 2007, Mr. Adams sent to the Special Committee a third offer of $34 per share. This offer was rejected by the Special Committee on April 6, 2007.  On April 17, 2007, we issued a press release in response to apparent market rumors and the large volume of trades in the Company’s common stock.  The press release announced that the Company is engaged in preliminary discussions and the exchange of information regarding a possible combination of interests with another company.  On June 8, 2007, Mr. Adams notified the Company of the withdrawal of his offer.

On October 13, 2006, a lawsuit was filed in Chancery Court for the State of Tennessee, Rutherford County, against us and the individual directors serving on the Special Committee alleging breach of fiduciary duty and improper action in connection with the offer by Mr. Adams.  On July 23, 2007, we were notified by our legal consel that the plaintiff in this matter has voluntarily dismissed this action without prejudice.  NHI has previously indemnified all members of the Board of Directors for all actions related to NHI, including serving on the Special Committee. NHI expects that indemnification to cover the expenses incurred by the directors in the defense of this action.

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

Note 10.  EARNINGS PER COMMON SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the reporting period.   Diluted earnings per share assumes the exercise of stock options using the treasury stock method.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
BASIC:
Weighted average common shares outstanding	27,703,539	27,752,502	27,703,389	27,791,255

Income from continuing operations	$13,650,000	$13,917,000	$29,113,000	$26,150,000
Discontinued operations	1,331,000	5,863,000	1,349,000	6,250,000

Net income	$14,981,000	$19,780,000	$30,462,000	$32,400,000

Income from continuing operations per common share	$ .49	$ .50	1.05	$ .94
Discontinued operations per common share	.05	.21	.05	.23
Net income per common share	$ .54	$ .71	$ 1.10	$ 1.17

DILUTED:
Weighted average common shares outstanding	27,703,539	27,752,502	27,703,389	27,791,255
Stock options	73,965	15,805	65,099	15,939
Restricted shares	22,245	---	19,819	---
Weighted average common shares outstanding	27,799,749	27,768,307	27,788,307	27,807,194

Income from continuing operations	$13,650,000	$13,917,000	29,113,000	$26,150,000
Discontinued operations	1,331,000	5,863,000	1,349,000	6,250,000
Net Income	$14,981,000	$19,780,000	$30,462,000	$32,400,000

Income from continuing operations per common share	$ .49	$ .50	$ 1.05	$ .94
Discontinued operations per common share	.05	.21	.05	.23
Net income per common share	$ .54	$ .71	$ 1.10	$ 1.17

Incremental shares excluded since anti-dilutive:
Stock options	628	110,000	2,698	110,000

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 11.  NON-OPERATING INCOME

Non-operating income is outlined in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Dividends	$ 1,169	$ 1,155	$ 2,337	$ 2,303
Equity in losses – investees	---	---	---	(26)
Interest income	2,117	1,620	4,168	2,843
Gain on disposal of assets	42	---	510	---
Insurance proceeds	---	47	---	104
Other revenue	62	---	69	---
Total non-operating income	$ 3,390	$ 2,822	$ 7,084	$ 5,224

Note 12.  DISCONTINUED OPERATIONS

In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations in the second quarter of 2006.

In March 2006, we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was originally sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain in the six months ended June 30, 2006.

On May 1, 2007, we completed the sale of a leased facility in Milwaukee, Wisconsin to a third party for a gain on sale of $669,000.  Net proceeds were $2,288,000 and the carrying value of the property and equipment sold was $1,619,000.

For all periods presented, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.  Income from discontinued operations related to these facilities is as follows:

Three Months Ended		Six Months Ended
June 30		June 30
(in thousands, except per share amounts)	2007	2006	2007	2006
Revenues:
Rental income	$ 667	$ 215	$ 667	$ 662
Facility operating revenue	---	8	32	2,067
	667	223	699	2,729
Expenses:
Depreciation	5	44	19	209
Facility operating expenses	---	6	---	2,084
	5	50	19	2,293
Income from discontinued operations	662	173	680	436
Gain on sale of real estate	669	5,690	669	5,814
Income from discontinued operations, net	$ 1,331	$ 5,863	$ 1,349	$ 6,250

Discontinued operations income per common share:
Basic	$ .05	$ .21	$ .05	$ .23
Diluted	$ .05	$ .21	$ .05	$ .23

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in income-producing health care properties with emphasis on the long-term health care sector.  As of June 30, 2007, we had interests in real estate owned and investments in mortgages, notes receivable, preferred stock and marketable securities resulting in total invested assets of $389,356,000.  Founded in 1991, our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.

Portfolio

As of June 30, 2007, we had investments in real estate and mortgage notes receivable in 137 health care facilities located in 17 states consisting of 95 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 14 assisted living facilities, 6 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $92,372,000 aggregate carrying value amount of loans to 12 borrowers and $229,189,000 of real estate investments with 16 lessees.

Of these 137 facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  These 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.  Of these 137 facilities, 16 were acquired through foreclosure.  The 16 facilities have been sold, but we have not yet met the accounting criteria described in Statement of Financial Accounting Standards No. 66 to record the sales for financial statement purposes.   We continue to record the results of operations of these properties in NHI’s operating results for each period presented.  The facilities are managed by subsidiaries of NHC.

Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 28.6% of total real estate portfolio on June 30, 2007, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income in 2006 from NHC was $31,309,000 or approximately 48% of our net book value of the facilities leased to NHC as of December 31, 2006.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on at least a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, state survey results and other relevant information.

At June 30, 2007, 26.4% of the total invested assets of the health care facilities were operated by publicly-traded operators, 62.1% by regional operators, and 11.5% by small operators.

The following tables summarize our portfolio as of June 30, 2007:

Portfolio Statistics		Investment
	Properties	Percentage	Investment
Real Estate Properties	89	70%	$ 229,189,000
Mortgage Notes Receivable	48	28%	92,372,000
Total Real Estate Portfolio	137	98%	321,561,000
Other Notes Receivable	0	2%	7,900,000
Total Portfolio	137	100%	$ 329,461,000

Real Estate Properties	Properties	Beds	Investments
Long-term Care Centers	65	8,364	$ 144,636,000
Assisted Living	14	1,161	58,591,000
Medical Office Buildings	4	124,427 sq. ft.	9,770,000
Retirement Centers	5	534	9,448,000
Hospitals	1	55	6,744,000
Total Real Estate Properties	89		229,189,000
Mortgage Notes Receivable
Long-term Care Centers	30	3,257	$ 86,423,000
Retirement Centers	1	60	1,908,000
Developmentally Disabled	17	108	4,041,000
Total Mortgage Notes Receivable	48	3,425	92,372,000
Total Real Estate Portfolio	137		$321,561,000

		Percentage of
Summary of Facilities by Type	Properties	Total Dollars	Total Dollars
Long-term Care Centers	95	71.9%	$231,059,000
Assisted Living	14	18.2%	58,591,000
Retirement Centers	6	3.5%	11,356,000
Medical Office Buildings	4	3.0%	9,770,000
Hospitals	1	2.1%	6,744,000
Developmentally Disabled	17	1.3%	4,041,000
Total Real Estate Portfolio	137	100.0%	$321,561,000
Portfolio by Operator Type:
Public	62	26.4%	$ 84,799,000
Regional	63	62.1%	199,683,000
Small Operator	12	11.5%	37,079,000
Total Real Estate Portfolio	137	100.0%	$321,561,000

		Percentage of	Dollar
Public Operators		Total Portfolio	Amount
National HealthCare Corp.		13.4%	$43,097,000
Sunrise Senior Living Services		4.0%	12,759,000
Community Health Systems, Inc.		3.9%	12,585,000
Sun Healthcare		2.6%	8,388,000
Res-Care, Inc.		1.3%	4,041,000
HCA - The Healthcare Company		1.2%	3,929,000
Total Public Operators		26.4%	$84,799,000

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

Areas of Focus

We have focused on lowering our debt for the past five years.  Our debt to capitalization ratio on June 30, 2007 was 20.6%, the lowest level in our history.  Our liquidity is also strong with cash and marketable securities of $192,578,000 exceeding our total debt outstanding of $112,059,000 at June 30, 2007.  On July 16, 2007, we retired the 7.3% unsecured notes totaling $100 million when they matured at no gain or loss.

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

Acquisition Offer

On October 5, 2006, we received an offer from W. Andrew Adams, our Chairman and CEO, a significant shareholder and President of Management Advisory Source, LLC, NHI's management advisor, to acquire all of our outstanding shares of common stock for $30 per share, the offer being subject to certain conditions and contingencies.  The Board of Directors formed a Special Committee consisting of its four independent directors. The Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.  The Special Committee rejected the initial offer.  A second offer was made by Mr. Adams to purchase the shares at $33 per share, and this offer was rejected.  On April 4 , 2007, Mr. Adams sent to the Special Committee a third offer of $34 per share. This offer was rejected by the Special Committee on April 6, 2007.  On April 17, 2007, we issued a press release in response to apparent market rumors and the large volume of trades in the Company’s common stock.  The press release announced that the Company is engaged in preliminary discussions and the exchange of information regarding a possible combination of interests with another company.  On June 8, 2007, Mr. Adams notified the Company of the withdrawal of his offer.

On October 13, 2006, a lawsuit was filed in Chancery Court for the State of Tennessee, Rutherford County, against us and the individual directors serving on the Special Committee alleging breach of fiduciary duty and improper action in connection with the offer by Mr. Adams.  On July 23, 2007, we were notified by our legal counsel that the plaintiff in this matter has voluntarily dismissed this action without prejudice.  NHI has previously indemnified all members of the Board of Directors for all actions related to NHI, including serving on the Special Committee. NHI expects that indemnification to cover the expenses incurred by the directors in the defense of this action.

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

	Six months ended
	June 30		Change	%
	2007	2006
Cash and cash equivalents at beginning of period	$177,765	$132,469	$ 45,296	34%
Cash provided from operating activities	31,832	26,912	4,920	18%
Cash provided from investing activities	2,339	26,899	(24,560)	91%
Cash used in financing activities	(41,121)	(30,594)	(10,527)	34%
Cash and cash equivalents at end of period	$170,815	$155,686	$15,129

Operating Activities - Net cash provided from operating activities generally includes our net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment write-downs and recoveries, and gains on asset disposals.  The $31,832,000 net cash provided from operating activities for the six months ended June 30, 2007 is primarily composed of net income of $30,462,000, depreciation and amortization of $5,880,000, and working capital changes of $1,980,000.  These amounts were offset primarily by loan recoveries of $1,700,000, an increase in deferred costs and other assets of $2,387,000, a gain on the sale of real estate of $711,000, and a gain of $468,000 on the collection of a note receivable.

Net cash provided from operating activities increased from $26,912,000 in the six months ended June 30, 2006 to $31,832,000 in the six months ended June 30, 2007 due primarily to the use of cash in 2006 to reduce the amount of the Company’s accounts payable and accrued expenses by $3,265,000 and the recognition of gains totaling $5,814,000 on the sales of two nursing facilities in New Jersey and the nursing facility in Town and Country, Missouri.  The net cash provided by operating activities for the six months ended June 30, 2006 was primarily composed of net income of $32,400,000, depreciation and amortization of $6,112,000.  The amounts were offset by the reduction in accounts payable and accrued expenses of $3,265,000, the gains of $5,814,000 described above, and the increase in cash invested in deferred costs and other assets of $2,796,000 (primarily capital improvement reserves related to the operating facilities).

Investing Activities – Net cash provided from investing activities during the six months ended June 30, 2007 totaled $2,339,000.  Collections and prepayments on mortgages and other notes receivable totaled $10,719,000 and were due primarily to (1) collections of $5,681,000 as a result of the early payoff from one Florida-based nursing facility, (2) a $3,500,000 payoff of a short-term real estate loan, and (3) $1,538,000 of routine collections.  Proceeds from the sale of property and equipment amounted to $2,337,000, primarily from the sale of the Milwaukee, Wisconsin facility of $2,288,000.  During 2007, we made new investments in mortgage and other notes receivable of $9,291,000, primarily our investment in acquiring NHC’s interest in a loan receivable from a third party.  Purchases of equipment for our operating facilities amounted to $1,428,000.

Net cash provided by investing activities decreased from $26,899,000 in the six months ended June 30, 2006 to $2,339,000 in the six months ended June 30, 2007 due primarily to the sales proceeds received in 2006 of $24,214,000 related to the following:  (1) sales proceeds of $6,644,000 in March 2006 for the Town and Country, Missouri nursing facility and the accounting for the sale under the full accrual method as required by SFAS No. 66, and (2) sales proceeds of $17,570,000 in May 2006 for the two nursing facilities in New Jersey.  The gain on the sale of these facilities amounted to $5,814,000.  The net cash provided by investing activities in 2006 also included the collection and prepayment of mortgages and other notes receivable of $14,476,000, offset by new investments in mortgage and other notes receivable of $10,664,000, primarily our investment in a note receivable of from NHR in an original amount of $10,450,000.  Purchases of equipment for our operating facilities amounted to $1,127,000.

Financing Activities - Net cash used in financing activities during the six months ended June 30, 2007 totaled $41,121,000 compared to $30,594,000 in the six months ended June 30, 2006.  Dividends paid during 2007 were $39,688,000 and included a special dividend in January of $.45 cents per common share.  Dividends paid in 2006 were $25,907,000.  Cash used in financing activities included routine principal payments on debt of $1,433,000 in 2007 and $1,314,000 in 2006.  Repurchases of the Company’s common stock in 2006 amounted to $3,529,000.

Liquidity and Capital Resources

At June 30, 2007, our liquidity is strong, with cash and marketable securities of $192,578,000 exceeding our total debt of $112,059,000.  Our debt to capitalization ratio declined to 20.6%, the lowest level in our history.  On July 5, we received full payment of a $44,500,000 mortgage loan investment.  On July 16, 2007, we retired the 7.3% unsecured notes totaling $100,000,000 when they matured.  On August 10, 2007, we are scheduled to pay our quarterly common stock dividend of $13,876,000.  As a result of our strong cash liquidity and low level of remaining debt, we are able to make prudent new investments in real estate and mortgage loans when the opportunities arise.

We intend to comply with REIT dividend requirements that we distribute 90% of our taxable income for the year ending December 31, 2007 and thereafter.  During the first six months of 2007, NHI declared (1) a dividend of $.50 per common share to shareholders of record March 30, 2007, payable on May 10, 2007; and (2) a dividend of $.50 per common share to shareholders of record June 29, 2007, payable on August 10, 2007.  The 2006 fourth quarter dividend of $.93 per common share (which included the special dividend of $.45 cents per share) was paid on January 31, 2007.

Contractual Obligations and Contingent Liabilities

As of June 30, 2007, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Debt principal	$ 112,059	$ 95,319	$ 5,992	$ 1,990	$ 750
Debt interest (a)	3,417	2,476	707	195	39
Loan commitments	110	110	—	—	—
Facility management fees to NHC	11,793	11,793	—	—	—
Advisory fees	600	600	—	—	—
	$127,979	$110,298	$ 6,699	$ 2,185	$ 789

(a) For variable rate debt, future interest commitments were calculated using interest rates existing at June 30, 2007.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At June 30, 2007, we did not participate in any such financial instruments.

Commitments

At June 30, 2007, we were committed, subject to due diligence and financial performance goals, to fund approximately $110,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.  We currently have sufficient liquidity to finance current investments for which we are committed as well as to repay or refinance borrowings at or prior to their maturity.

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

We believe that the carrying amounts of our real estate properties are recoverable and notes receivable are realizable (including those identified as impaired or non-performing) and supported by the value of the underlying collateral.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.  See Note 5 to the interim condensed consolidated financial statements for details of the non-performing loans.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Certain financial information for the three months ended June 30, 2006 has been reclassified pursuant to SFAS 144 for the presentation of operations discontinued during 2007 and 2006.  Such changes had no impact on the Company’s reported net income.

   Net income for the three months ended June 30, 2007 is $14,981,000 versus $19,780,000 for the same period in 2006, a decrease of 24.3%, due primarily to the gain on sale of certain real estate in 2006 as described in “Discontinued Operations” below.  Income from continuing operations in 2007 is $13,650,000 versus $13,903,000 in 2006, a 1.8% decrease, due mainly to lower mortgage interest income in 2007 as a result of significant prepayments and maturities of the Company’s mortgage note receivables in the twelve months of 2006, and in the first quarter of 2007, amounting to $36,862,000.  These cash proceeds created recoveries (income) of previous write-downs that have been distributed as dividends to stockholders, cash for investment in new mortgage notes, and cash for accumulation in bank deposits for the purpose of retiring the Company’s unsecured public notes on July 16, 2007 without the need to refinance such indebtedness.  Basic and diluted earnings per common share related to income from continuing operations in 2007 were $.49 per share versus $.50 per share in 2006.

   In July 2007, we received payoff at par of a mortgage loan investment in the amount of $44,500,000.  The recovery of amounts previously written down related to this loan amounted to $21,300,000 and this recovery will be reported in operating results in the third quarter of 2007.  On July 11, 2007, we issued a press release that announced the payoff and recovery, and that the Company expected that the funds received from this high-yielding investment would decrease interest income for the remainder of 2007 by an estimated $1,000,000, as the Company has invested the funds in short-term investments until it can identify longer-term investments.

Total revenues for the three months ended June 30, 2007 are $39,237,000 versus $38,091,000 for the same period in 2006, an increase of 3% due mainly to increases in rental income and facility operating revenue that, when combined, offset the decrease in mortgage interest income as described above.  Mortgage interest income in 2007 was $3,322,000 versus $4,219,000 in 2006, a decrease of 21.3%.  Rental income in 2007 was $12,901,000 versus $11,597,000 in 2006, an 11.2% increase due primarily to new or extended lease agreements with NHC (our largest customer), IHS of Texas, and RGL.  We began to receive monthly rent from Maitland Senior Living, Inc. in 2007 after our completion of a mold and remediation project at this Florida facility.  Revenues from our operating facilities (referred  to as the foreclosure properties in Note 5 to the interim condensed consolidated financial statements)

were $23,014,000 in 2007 versus $22,275,000 in 2006, an increase of 3.3% due primarily to improved government payment rates and facility census.

Total expenses for the three months ended June 30, 2007 are $28,977,000 versus $26,996,000 for the same period in 2006, an increase of 7.3% due mainly to increases in general and administrative expenses and facility operating costs.  General and administrative expense in 2007 were $1,782,000 versus $1,145,000 in 2006, a 74.3% increase due to (1) increased costs of internal audit, tax compliance, external audit, Sarbanes-Oxley compliance, etc., (2) increased expenses to directors and consultants related to the examination and consideration of a potential sale to Mr. Adams or other interested companies as previously disclosed to the public, (3) increased costs of officers and directors’ insurance, (4) increased costs of share-based compensation as described in Note 4 to the interim condensed consolidated financial statements, and (5) small increases in general corporate overhead.

Facility operating expenses were $21,655,000 in 2007 and $20,613,000 in 2006, a increase of 7.3% due to general inflation in recurring costs, and planned increases in service improvements to enhance patient census.

Non-Operating Income –

   Non-operating income for the three months ended June 30, 2007 was $3,390,000 versus $2,822,000 for the same period in 2006, an increase of 20.1% due primarily to increased interest income on bank deposits.  Interest income for 2007 was $2,117,000 versus $1,620,000 in 2006, a 30.7% increase due to higher cash balances as a result of the loan payoffs and maturities described.  Dividend income on the Company’s investment in marketable securities and preferred stock for 2007 was $1,169,000 versus $1,155,000 in 2006.

Discontinued Operations -

In May 2007, we completed the sale of a leased facility in Milwaukee, Wisconsin to a third party for a gain on sale of $669,000.  Net cash proceeds were $2,288,000 and the carrying value of the property and equipment sold was $1,619,000.  Rent income from the facility was $667,000 during 2007.

 In May 2006, we completed the sale of two New Jersey nursing facilities for a gain on sale of $5,690,000.  Net proceeds were $17,570,000 and the carrying value of the property and equipment sold was $11,880,000.

 For all periods presented, we have reclassified the operations, including the net gain on the sale of facilities, as discontinued operations in accordance with SFAS 144.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Certain financial information for the six months ended June 30, 2006 has been reclassified pursuant to SFAS 144 for the presentation of operations discontinued during 2007 and 2006.  Such changes had no impact on the Company’s reported net income.

 Net income for the six months ended June 30, 2007 is $30,462,000 versus $32,400,000 for the same period in 2006, a decrease of 6% due primarily to the gain on sale of certain real estate in 2006 as described in “Discontinued Operations” below.  Income from continuing operations in 2007 is $29,113,000 versus $26,122,000 in 2006, an 11.5% increase due mainly to higher rental income in 2007, a recovery in 2007 of a previous loan write-down, and higher interest income from the Company’s bank deposits.  The increased income in these categories was offset mainly by lower mortgage interest income in 2007 as a result of significant prepayments and maturities of the Company’s mortgage note receivables in the twelve months of 2006, and in the first quarter of 2007, amounting to $36,862,000.  These cash proceeds created recoveries (income) of previous write-downs that have been distributed as dividends to stockholders, cash for investment in new mortgage notes, and cash for accumulation in bank deposits for the purpose of retiring the Company’s unsecured public notes on July 16, 2007 without the need to refinance such indebtedness.  Basic and diluted earnings per common share related to income from continuing operations in 2007 was $1.05 per share versus $.94 per share in 2006.

 In July 2007, we received payoff at par of a mortgage loan investment in the amount of $44,500,000.  The recovery of amounts previously written down related to this loan amounted to $21,300,000 and this recovery will be reported in operating results in the third quarter of 2007.  On July 11, 2007, we issued a press release that announced the payoff and recovery, and that the Company expected that the funds received from this high-yielding investment would decrease interest income for the remainder of 2007 by an estimated $1,000,000, as the Company has invested the funds in short-term investments until it can identify longer-term investments.

Total revenues for the six months ended June 30, 2007 are $77,230,000 versus $75,549,000 for the same period in 2006, an increase of 3% due mainly to increases in rental income and facility operating revenue that offset the decrease in mortgage interest income as described above.  Mortgage interest income in 2007 was $6,493,000 versus $7,866,000 in 2006, a decrease of 17.5%.  Rental income in 2007 was $25,217,000 versus $23,187,000 in 2006, an 8.8% increase due primarily to new or extended lease agreements with NHC (our largest customer), IHS of Texas, and RGL.  In addition, we received $667,000 in past-due rent from a customer in 2007.  We began to receive monthly rent from Maitland Senior Living, Inc. in 2007 after our completion of a mold and remediation project at this Florida facility.  Revenues from our operating facilities (referred to as the foreclosure properties in Note 5 to the consolidated financial statements) were $45,520,000 in 2007 versus $43,496,000 in 2006, an increase of 4.7% due primarily to improved government payment rates and facility census.

Total expenses for the three months ended June 30, 2007 are $55,201,000 versus $53,623,000 for the same period in 2006, an increase of 2.9% due mainly to increases in general and administrative expenses and facility operating costs, offset by a recovery of $1,700,000 related to a previous loan write-down.  General and administrative expense in 2007 were $3,210,000 versus $2,317,000 in 2006, a 38.5% increase due to (1) increased costs of internal audit, tax compliance, external audit, Sarbanes-Oxley compliance, etc., (2) increased expenses to directors and consultants related to the examination and consideration of a potential sale to Mr. Adams or other interested companies as previously disclosed to the public, (3) increased costs of officers and directors’ insurance, (4) increased costs of share-based compensation as described in Note 4 to the interim condensed consolidated financial statements, and (5) small increases in general corporate overhead.

Facility operating expenses were $42,525,000 in 2007 and $40,973,000 in 2006, a increase of 3.8% due to general inflation in recurring costs, and planned increases in service improvements to enhance patient census.

In March 2007, the mortgage notes secured by certain American Medical Associates, Inc. facilities were paid off.  We received $5,721,000 in cash, representing the full principal balance and accrued interest on the notes.  As a result, we recognized loan recoveries of previous write-downs of $1,700,000 and a gain on the disposition of the notes of $468,000.

Non-Operating Income -

Non-operating income for the six months ended June 30, 2007 was $7,084,000 versus $5,224,000 for the same period in 2006, an increase of 35.6% due primarily to increased interest income on bank deposits and a gain on the payoff of a mortgage loan receivable in March 2007.  Interest income for 2007 was $4,168,000 versus $2,843,000 in 2006, a 46.6% increase due to higher cash balances as a result of the loan payoffs and maturities described.  Dividend income on the Company’s investment in marketable securities and preferred stock for 2007 was $2,336,000 versus $2,303,000 in 2006.

Discontinued Operations -

   On May 1, 2007, we completed the sale of a leased facility in Milwaukee, Wisconsin to a third party for a gain on sale of $669,000.  Net cash proceeds were $2,441,000 and the carrying value of the property and equipment sold was $1,772,000.  Rent income from this facility was $667,000 during 2007.

   In March 2006, we received proceeds from the sale by the current owner of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 comprised of net realty of $6,520,000 and net liabilities of $1,162,000.  This property was originally sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility, we recognized the December 2004 sale of this property and recognized a $124,000 gain.

  In May 2006, we completed the sale of two New Jersey nursing facilities for a gain on sale of $5,690,000.  Net proceeds were $17,570,000 and the carrying value of the property and equipment sold was $11,880,000.

For all periods presented, we have reclassified the operations, including the net gain on the sale of facilities, as discontinued operations in accordance with SFAS 144.

Funds From Operations

Our funds from operations (“FFO”) basic and diluted for the six months ended June 30, 2007, was $35,691,000 compared to $31,995,000 for the same period in 2006, an increase of 11.5%.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.

We believe that funds from operations is an important supplemental measure of operating performance for a real estate investment trust.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO.  The term FFO was designed by the real estate investment trust industry to address this issue.  Our measure may not be comparable to similarly titled measures used by other REITs.  Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs.  Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company’s FFO to that of other REITs.  Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

We have complied with the SEC’s interpretation that recurring impairments taken on real property may not be added back to net income in the calculation of FFO.  The SEC’s position is that recurring impairments on real property are not an appropriate adjustment.

The following table reconciles net income to funds from operations (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net income	$ 14,981	$ 19,780	$ 30,462	$ 32,400
Elimination of non-cash items in net income:
Real estate depreciation – continuing operations	3,282	2,649	5,92 3	5,270
Real estate depreciation – discontinued operations	4	---	17	139
Gain on sale of real estate – continuing operations	(42)	---	(42)	---
Gain on sale of real estate - discontinued operations	(669)	(5,690)	(669)	(5,814)
Basic and diluted funds from operations	$ 17,556	$ 16,739	$ 35,691	$ 31,995
Basic funds from operations per share	$ .63	$ .60	$ 1.28	$ 1.15
Diluted funds from operations per share	$ .63	$ .60	$ 1.28	$ 1.15

Shares for basic funds from operations per share	27,703,539	27,752,502	27,703,389	27,791,255
Shares for diluted funds from operations per share	27,799,749	27,768,307	27,788,307	27,807,194

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other non-owner changes in equity. The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior service costs and transition asset or obligation.  Statement No. 158 is not expected to apply to the Company.

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

As of June 30, 2007, $100,000,000 of our debt bears interest at fixed interest rates.  Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.  The remaining $12,059,000 of our debt bear interest at variable rates.  A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $64,000.  A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $ 64,000.

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

Equity Price Risk

We consider our investments in marketable securities of $21,763,000 at June 30, 2007 as available-for-sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% change in quoted market prices would result in a related $2,176,000 change in the fair value of our investments in marketable securities.

Item 4.  Controls and Procedures.

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

 Legal Proceedings.  As described in Part I, Item 2 of this form 10-Q under the caption “Acquisition Offer”, on October 13, 2006, a lawsuit was filed in Chancery Court for the State of Tennessee, Rutherford County, against us and the individual directors serving on the Special Committee alleging breach of fiduciary duty and improper action in connection with the offer by Mr. Adams.  On July 23, 2007, we were notified by our legal counsel that the plaintiff in this matter has voluntarily dismissed this action without prejudice.  NHI has previously indemnified all members of the Board of Directors for all actions related to NHI, including serving on the Special Committee. NHI expects that indemnification to cover the expenses incurred by the directors in the defense of this action.

Item 1A.

 Risk Factors.

During the quarter ended June 30, 2007, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: August 8, 2007	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: August 8, 2007	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Accounting Officer)