Form 10-Q
period 2007-09-30
NATIONAL HEALTH INVESTORS INC
filed 2007-11-09
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Large accelerated filer X Accelerated filer Non-accelerated filer_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

There were 27,752,239 shares of common stock outstanding of the registrant as of November 8, 2007.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Real estate properties:
Land	$ 29,890	$ 30,067
Buildings and improvements	346,328	346,033
Construction in progress	182	307
	376,400	376,407
Less accumulated depreciation	(149,862)	(141,208)
Real estate properties, net	226,538	235,199
Mortgage and other notes receivable, net	76,460	99,532
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	114,784	177,765
Marketable securities	22,587	25,513
Accounts receivable, net	6,029	6,133
Deferred costs and other assets	15,675	13,190
Total Assets	$500,205	$595,464

LIABILITIES
Unsecured public notes	$ -	$100,000
Debt	10,966	13,492
Accounts payable and other accrued expenses	20,610	20,951
Accrued interest	44	3,378
Dividends payable	13,876	25,809
Deferred income	143	163
Total Liabilities	45,639	163,793

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized;
27,752,239 shares, issued and outstanding	278	278
Capital in excess of par value	462,187	461,735
Cumulative net income	749,437	682,437
Cumulative dividends	(772,192)	(730,562)
Unrealized gains on marketable securities, net	14,856	17,783
Total Stockholders’ Equity	454,566	431,671
Total Liabilities and Stockholders’ Equity	$500,205	$595,464

      The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements. The interim condensed consolidated balance sheet at December 31, 2006 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2007	2006	2007	2006
	(unaudited)		(unaudited)
REVENUES

Mortgage interest income	$ 2,599	$ 3,380	$ 9,092	$ 11,246
Rental income	12,989	11,377	38,207	34,564
Facility operating revenue	23,493	22,454	69,012	65,950
	39,081	37,211	116,311	111,760
EXPENSES:
Interest	465	2,034	4,478	6,104
Depreciation	3,157	2,914	9,587	8,750
Amortization of loan costs	3	34	70	101
Legal expense	161	166	553	392
Franchise, excise and other taxes	68	53	330	187
General and administrative	1,227	1,159	4,437	3,476
Loan and realty impairment losses (recoveries)	(21,300)	---	(23,000)	---
Facility operating expense	21,482	20,628	64,008	61,601
	5,263	26,988	60,463	80,611

INCOME BEFORE NON-OPERATING INCOME	33,818	10,223	55,848	31,149
Non-operating income (investments and other)	2,720	3,170	9,803	8,394
INCOME FROM CONTINUING OPERATIONS	36,538	13,393	65,651	39,543

Discontinued Operations
Income (loss) from discontinued operations	---	(14)	680	422
Net gain on sale of real estate	---	---	669	5,814
	---	(14)	1,349	6,236

NET INCOME	$ 36,538	$ 13,379	$ 67,000	$ 45,779

Earnings per common share:
Basic:
Income from continuing operations	$ 1.32	$ .48	$ 2.37	$ 1.42
Discontinued operations	---	---	.05	.23
Net income	$ 1.32	$ .48	$ 2.42	$ 1.65
Diluted:
Income from continuing operations	$ 1.31	$ .48	$ 2.36	$ 1.42
Discontinued operations	---	---	.05	.23
Net income	$ 1.31	$ .48	$ 2.41	$ 1.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic Diluted	27,703,539 27,786,198	27,699,239 27,723,570	27,703,439 27,787,604	27,760,247 27,778,983

      The accompanying notes to interim condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 67,000	$ 45,779
Depreciation	8,808	8,972
Loan and realty impairment losses (recoveries)	(23,000)	---
Net gain on sale of real estate	(711)	(5,814)
Gain on notes receivable	(468)	---
Amortization of loan costs	70	101
Deferred income	35	---
Amortization of deferred income	(55)	(174)
Share-based compensation Change in operating assets and liabilities:	452	214
Decrease in accounts receivable	104	299
Increase in deferred costs and other assets	(2,555)	(2,852)
Increase (decrease) in accounts payable and other accrued expenses	(341)	(5,581)
Decrease in accrued interest payable	(3,334)	(1,828)
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,005	39,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage and other notes receivable	(8,441)	(10,928)
Collection of mortgage and other notes receivable	5,108	5,244
Prepayment of mortgage notes receivable	49,873	11,548
Acquisition of property and equipment	(1,774)	(1,527)
Proceeds from disposition of property and equipment	2,337	24,214
NET CASH PROVIDED BY INVESTING ACTIVITIES	47,103	28,551

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(102,526)	(2,306)
Redemption of subordinated convertible debentures	---	(201)
Stock options exercised	---	357
Repurchase of common stock	---	(3,529)
Dividends paid to stockholders	(53,563)	(39,226)
NET CASH USED IN FINANCING ACTIVITIES	(156,089)	(44,905)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,981)	22,762
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	177,765	132,469
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 114,784	$ 155,231
Supplemental Information:
Cash payments for interest expense	$ 7,738	$ 7,351

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands, except shares)
						Unrealized	Total
			Capital in			Gains	Stock-
	Common Stock		Excess of	Cumulative	Cumulative	(Losses) on	Holders’
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity

Balance at December 31,	27,752,239	$278	$461,735	$682,437	$ (730,562)	$17,783	$431,671
2006
Net income	---	---	---	67,000	---	---	67,000
Unrealized loss on
securities	---		---	---	---	(2,927)	(2,927)
Total comprehensive
income							64,073
Share-based compensation	---	---	452	---	---	---	452
Dividends to common
stockholders	---	---	---	---	(41,630)	---	(41,630)

Balance at September 30,
2007 (unaudited)	27,752,239	$278	$462,187	$749,437	$ (772,192)	$14,856	$454,566

Balance at December 31,	27,830,439	$278	$464,389	$613,208	$ (664,729)	$11,822	$424,968
2005
Net income	---	---	---	45,779	---	---	45,779
Unrealized gains on
securities	---	---	---	---	---	2,934	2,934
Total comprehensive
income							48,713
Stock options exercised	15,000	---	357	---	---	---	357
Shares repurchased	(146,200)	(1)	(3,528)	---	---	---	(3,529)
Restricted stock issued	50,000	1	(1)	---	---	---	---
Share based compensation	---	---	214	---	---	---	214
Dividends to common
stockholders	---	---	---	---	(40,022)	---	(40,022)

Balance at September 30,
2006 (unaudited)	27,749,239	$278	$461,431	$658,987	$ (704,751)	$14,756	$430,701

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of September 30, 2007, 1,358,800 shares are available for future grants under this plan.  The restricted stock granted in 2006 vests over five years and the options granted in 2006 have varied vesting periods up to five years.  The term of the options outstanding under the 2005 Plan is five years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of September 30, 2007, no shares are available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $452,000 for the nine months ended September 30, 2007, consisting of $250,000 for restricted stock and $202,000 for stock options as compared to $214,000 for the nine months ended September 30, 2006, consisting of $61,000 for restricted stock and $153,000 for stock options which is included in general and administrative expense in the interim condensed consolidated statements of income.

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

Stock Options

There were 60,000 stock options granted during the nine months ended September 30, 2007, for which the weighted average fair value per share was $2.59.  For purposes of net income and earnings per share as required by SFAS 123(R), as amended, the estimated fair value of the options is amortized to expense over the requisite service period.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions used for grants for the nine months ended September 30, 2007 and 2006, respectively:

	2007	2006
Dividend yield	8.18%	8.71%
Expected volatility	20.42%	22.93%
Expected lives	2.5 years	2.7 years
Risk-free interest rate	4.64%	4.83%
Expected forfeiture rate	0.00%	0.00%

Stock Option Activity

The following table summarizes option activity:

			Weighted Average
	Number	Weighted Average	Remaining Contractual Life	Aggregate Intrinsic
	of Shares	Exercise Price	(Years)	Value
				(in thousands)
Outstanding December 31, 2005	135,000	$ 23.50
Options granted under 2005 Plan	86,000	25.32
Options granted under 1997 Plan	60,000	23.79
Options exercised under 1997 Plan	(15,000)	23.79
Outstanding December 31, 2006	266,000	24.14
Options granted under 2005 Plan	60,000	34.25
Outstanding September 30, 2007	326,000	$ 26.00	3.015	$ 1,601

Exercisable September 30, 2007	260,332	$ 26.20	2.876	$ 1,226

			Remaining
Grant	Options	Exercise	Contractual
Date	Outstanding	Price	Life in Years
4/24/03	30,000	$16.35	.583
4/20/04	45,000	$23.90	1.333
5/3/05	60,000	$26.78	2.667
3/9/06	50,000	$26.10	3.417
5/1/06	11,000	$23.62	3.583
5/2/06	45,000	$23.79	3.583
7/21/06	25,000	$24.50	3.750
5/16/07	60,000	$34.25	4.667
	326,000

   The weighted average remaining contractual life of all options outstanding at September 30, 2007 is 3.015 years.  NHI’s Board of Directors has authorized an additional 1,684,800 shares of common stock that may be issued under the share-based payments plans.

   The closing market price of our common stock at September 30, 2007 was $30.91 per share.  The intrinsic value of total options outstanding at September 30, 2007 was $4.91 per share.  The intrinsic value of options exercisable at September 30, 2007 was $4.71 per share.

   The weighted average fair values of stock options granted for the nine months ended September 30, 2007 and 2006 were $2.59 and $1.95 per share, respectively.  At September 30, 2007, there are unvested options to purchase 65,668 shares with a weighted average grant date fair value of $2.05 per share.  As of September 30, 2007, we had $68,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2007-$14,000; 2008-$37,000; 2009-$12,000; 2010-$4,000; and 2011-$1,000.

Restricted Stock Activity

The following table summarizes restricted stock activity:

		Weighted Average	Weighted Average
	Number	Stock Price on Date of	Remaining Vesting Period	Aggregate Intrinsic
	of Shares	Grant	(Years)	Value
				(in thousands)
Restricted stock at December 31, 2005	—
Granted under 2005 Plan and non-vested at December 31, 2006	53,000	$ 25.96
Non-vested at September 30, 2007	48,700	n/a	2.896	$ 1,505
Vested September 30, 2007	4,300	n/a	n/a	$ 133

			Remaining
Grant	Non-vested	Grant	Vesting
Date	Shares	Price	Period (Years)
3/9/06	46,000	$26.10	2.895
5/2/06	2,700	$23.62	2.917
	48,700

   The weighted average remaining vesting period of all restricted shares outstanding at September 30, 2007 is 2.896 years.  The closing market price of our common stock at September 30, 2007 was $30.91 per share, which is the implied intrinsic value of the restricted stock.

   At September 30, 2007, we had $781,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized over the following periods: 2007-$77,000; 2008-$261,000; 2009-$220,000; 2010-$191,000; and 2011-$32,000.

Note 5.  REAL ESTATE PROPERTIES

   The following table summarizes NHI’s real estate properties by facilities that we lease to others and facilities that are operated by others (in thousands):

	September 30, 2007			December 31, 2006
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 26,314	$ 3,576	$ 29,890	$ 26,491	$ 3,576	$ 30,067
Buildings and improvements	283,093	63,235	346,328	284,382	61,651	346,033
Construction in progress	---	182	182	2	305	307
	309,407	66,993	376,400	310,875	65,532	376,407
Less accumulated depreciation	(119,905)	(29,957)	(149,862)	(113,825)	(27,383)	(141,208)
Real estate properties, net	$ 189,502	$ 37,036	$226,538	$197,050	$ 38,149	$235,199

   The Company classifies the cost of mold remediation expense related to its Florida owned assets as depreciation in the interim condensed consolidated statement of income.

Foreclosure Properties

New England Properties - During 1999, we took over the operations of seven New England facilities.  During 2001, we sold the properties to a not-for-profit entity and provided 100% financing consisting of 6.9% first mortgage proceeds totaling $40,526,000, maturing August 2011.  For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period.  For tax reporting purposes, the sale has been recognized with gain on sale to be recorded as taxable income under the installment method as cash payments are received.  For financial reporting purposes, sale proceeds received from the buyer are to be reported as a deposit until the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) are met, at which time we will report the sale under the full accrual method.  Management believes that the carrying amount of these real estate properties at September 30, 2007 of $22,783,000 is recoverable.

Amounts included in the condensed consolidated financial statements applicable to the New England facilities are summarized as follows (in thousands):

	Nine months ended
	September 30
Income Statement:	2007	2006
Facility operating revenue	$42,989	$41,687

Facility operating expenses	39,328	38,180
Interest expense	3	7
Depreciation	2,044	1,960
Total expenses	41,375	40,147
Net income	$ 1,614	$ 1,540

Balance Sheet:	Sep. 30,	Dec. 31,
	2007	2006
Real estate properties, net	$22,783	$24,184
Cash	2,900	2,752
Accounts receivable	4,526	4,491
Other assets	14,459	12,083
Accounts payable and other accrued expenses	5,756	6,212

   The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at September 30, 2007 is recoverable.  The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded.  Our continuing involvement with these properties is as a creditor.

   Kansas and Missouri Properties - In July 2001, we took over the operations of nine nursing homes in Kansas and Missouri and have included the operating results of these facilities in our condensed consolidated financial statements since that date.  During 2004, we sold the properties to a not-for-profit entity for $33,585,000 and provided 100% financing.  Proceeds consisted of an 8.5% note for $20,585,000 maturing December 31, 2014, and a note for $13,000,000 with interest at 3% through December 31, 2007, and at prime plus 1% thereafter, maturing December 31, 2014.  For financial reporting purposes, we have not recorded the sale of the assets and continue to record the results of operations of these properties each period.  For tax purposes, the sale has been recognized with gain on sale to be recorded as taxable income under the installment method as cash payments are received. For financial reporting purposes, sale proceeds received from the buyer are to be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

   During the three months ended March 31, 2006, we received $5,482,000 in cash from the sale by the not-for-profit entity owner of the nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was originally sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility, we have recognized the December 2004 sale of this property and recognized a $124,000 gain in the first quarter of 2006. Management believes that the carrying amount of the remaining Kansas and Missouri properties at September 30, 2007 of $14,253,000 is recoverable.

   Amounts included in the condensed consolidated financial statements applicable to the Kansas and Missouri facilities are summarized as follows (in thousands):

	Nine months ended
	September 30
Income Statement:	2007	2006

Facility operating revenue	$26,023	$24,263

Facility operating expenses	24,680	23,421
Interest (income) expense	2	(5)
Depreciation	529	558
Total expenses	25,211	23,974
Net income	$ 812	$ 289

Balance Sheet:	Sep. 30,	Dec. 31,
	2007	2006
Real estate properties, net	$14,253	$13,965
Cash	7,000	5,403
Accounts receivable	2,432	2,543
Other assets	568	371
Accounts payable and other accrued expenses	10,002	8,819

The operating results of these properties and the asset or liability generated from the cumulative net income (loss) have been considered in our assessment that the carrying amount of these properties at September 30, 2007 is recoverable.  The asset or liability generated from the cumulative net income (loss) associated with these properties will be recognized, along with the deferred gain, as a gain or a loss at the time the sale is recorded.  Our continuing involvement with these properties is as a creditor.

Lease Terminations and Sales of Property

Regal and Royal Healthgate - In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations in the third quarter of 2006.

Milwaukee South Healthcare Center, LLC - On May 1, 2007, we completed the sale of a leased facility in Milwaukee, Wisconsin to a third party resulting in a gain of $669,000.  Net cash proceeds were $2,288,000 and the carrying value of the property and equipment was $1,619,000.

Note 6.  MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of mortgage and other notes receivable by type (in thousands):

	September 30, 2007	December 31, 2006
Mortgage loans	$ 68,985	$ 90,782
Other loans	7,475	8,750
Total	$ 76,460	$ 99,532

National Health Realty, Inc. - On February 3, 2006, we purchased by assignment a $10,450,000 bank term loan owed by National Health Realty, Inc., (“NHR”) a publicly-held real estate investment trust.  The assigned loan as amended requires monthly interest payments at the interest rate of 30-day LIBOR plus 1.00% (6.12% at September 30, 2007) and quarterly principal payments of $425,000.  The unpaid balance at September 30, 2007, was $7,475,000.  On September 30, 2007, NHI owned shares of NHR common stock with a market value of $2,601,000.  On October 25, 2007, the shareholders of NHR approved a plan of merger with National HealthCare Corporation (“NHC”).  In exchange for each share of NHR stock owned, shareholders will receive $9 cash plus NHC convertible preferred stock valued at $15.75 per share.  The realized gain to be recognized by NHI in the fourth quarter of 2007 will be $1,500,000.

National HealthCare Corporation (“NHC”) – On May 4, 2007, we exercised our right to call NHC’s participation (approximately 22%) with NHI in a mortgage loan with a borrower in exchange for the payment in cash of $6,255,000 which represents NHC’s portion of the principal and interest outstanding on the loan.

Loan Write-downs

Allgood HealthCare, Inc. (“Allgood”) – We had two loans secured by five Georgia nursing home properties that were operated by Allgood.  In January 2003, the borrowers filed for bankruptcy protection.  One of the loans was fully paid during 2006. Estate proceeds of $1,247,000 received in 2006 were applied to the other loan.

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

On March 1, 2007, the election to purchase the four facilities was rescinded after a new financing agreement was finalized.  Under the new agreement, the $12,162,000 first mortgage was increased to $14,300,000 and the working capital loan was reduced to $300,000.  The first mortgage loan bears interest at 9%. Principal is amortized over a 25-year period and matures on January 31, 2010. The working capital loan bears interest at 9%, with principal due at maturity on January 1, 2009.  Management believes that the remaining carrying amount of $8,797,000 at September 30, 2007 is supported by the value of the underlying collateral.

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

On March 2, 2007, the remaining AMA mortgage loan, secured by the last of three AMA properties, were fully paid.  We received $5,721,000 in cash, representing the full principal balances and accrued interest on the notes. As a result, we recorded loan recoveries of $1,700,000 and a gain on disposal of assets of $468,000.

Health Services Management of Texas LLC - On July 11, 2007, the Company received payoff at par of a mortgage loan investment in the amount of $44,500,000.  The recovery of amounts previously written down related to this loan amounted to $21,300,000.

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

Marketable securities consist of the following (in thousands):

	September 30, 2007		December 31, 2006
		Fair		Fair
	Cost	Value	Cost	Value

Available-for-sale	$ 7,731	$ 22,587	$ 7,731	$ 25,513

Gross unrealized gains and gross unrealized losses related to available-for-sale securities are as follows (in thousands):

	September 30, 2007	December 31, 2006
Gross unrealized gains	$14,949	$17,856
Gross unrealized losses	(93)	(73)
	$14,856	$17,783

Our available-for-sale marketable securities consist of the common stock of other publicly traded REITs.  None of these available-for-sale marketable securities have stated maturity dates.

During the nine months ended September 30, 2007 and 2006, we recognized $3,506,000 and $3,459,000, respectively, of dividend income from our marketable securities.  Such income is included in non-operating income in the interim condensed consolidated statements of income.

Note 8.  DEBT

The 7.3% unsecured notes (the “Notes") totaling $100 million matured on July 16, 2007, and were fully paid off in cash at no gain or loss. The Notes were senior unsecured obligations of NHI and ranked equally with NHI’s other unsecured senior debt.

   NHI has long-term debt totaling $10,966,000 at September 30, 2007, related to certain real estate assets.  The company is in compliance with all requirements of the debt agreements.

Note 9.  COMMITMENTS AND CONTINGENCIES

   At September 30, 2007, we were committed, subject to due diligence and financial performance goals, to fund approximately $167,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.

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

On October 5, 2006, we received an offer from W. Andrew Adams, our Chairman and CEO, a significant shareholder and President of Management Advisory Source, LLC, NHI's management advisor, to acquire all of our outstanding shares of common stock for $30 per share, the offer being subject to certain conditions and contingencies.  The Board of Directors formed a Special Committee consisting of its four independent directors. The Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.  The Special Committee rejected the initial offer.  A second offer was made by Mr. Adams to purchase the shares at $33 per share, and this offer was rejected.  On April 4, 2007, Mr. Adams sent to the Special Committee a third offer of $34 per share. This offer was rejected by the Special Committee on April 6, 2007.  On April 17, 2007, we issued a press release in response to apparent market rumors and the large volume of trades in the Company’s common stock.  The press release announced that the Company is engaged in preliminary discussions and the exchange of information regarding a possible combination of interests with another company.  On June 8, 2007, Mr. Adams notified the Company of the withdrawal of his offer.  On October 22, 2007, the Company issued a press release announcing that the Special Committee had decided to cease negotiations with third parties involving the possible sale of the Company, terminate the engagement of The Blackstone Group L.P. as it financial advisor, and dissolve the Special Committee.

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

Note 10.  EARNINGS PER COMMON SHARE

Basic earnings per common share is based on the weighted average number of common shares outstanding during the reporting period.   Diluted earnings per common share assumes the exercise of stock options and vesting of restricted shares using the treasury stock method.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
BASIC:
Weighted average common shares outstanding	27,703,539	27,699,239	27,703,439	27,760,247

Income from continuing operations	$36,538,000	$13,393,000	$65,651,000	$39,543,000
Discontinued operations	---	(14,000)	1,349,000	6,236,000

Net income	$36,538,000	$13,379,000	$67,000,000	$45,779,000

Income from continuing operations per common share	$ 1.32	$ .48	2.37	$ 1 .42
Discontinued operations per common share	---	---	.05	.23
Net income per common share	$ 1.32	$ .48	$ 2.42	$ 1.65

DILUTED:
Weighted average common shares outstanding	27,703,539	27,699,239	27,703,439	27,760,247
Stock options	59,961	21,360	63,386	17,746
Restricted shares	22,698	2,971	20,779	990
Weighted average common shares outstanding	27,786,198	27,723,570	27,787,604	27,778,983

Income from continuing operations	$36,538,000	$13,393,000	$65,651,000	$39,543,000
Discontinued operations	---	(14,000)	1,349,000	6,236,000
Net Income	$36,538,000	$13,379,000	$67,000,000	$45,779,000

Income from continuing operations per common share	$ 1.31	$ .48	$ 2.36	$ 1.42
Discontinued operations per common share	---	---	.05	.23
Net income per common share	$ 1.31	$ .48	$ 2.41	$ 1.65

Incremental shares excluded since anti-dilutive:
Stock options	5,188	110,000	3,628	135,000

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per common share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

Note 11.  NON-OPERATING INCOME

Non-operating income is outlined in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Dividends	$ 1,169	$ 1,156	$ 3,506	$ 3,459
Equity in losses – investees	---	---	---	(26)
Interest income	1,544	1,945	5,712	4,788
Gain on disposal of assets	---	---	510	---
Insurance proceeds	---	---	---	173
Other revenue	7	69	75	---
Total non-operating income	$ 2,720	$ 3,170	$ 9,803	$ 8,394

Note 12.  DISCONTINUED OPERATIONS

In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain of $5,690,000 which is included in discontinued operations in 2006.

In March 2006, we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was originally sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility, we have recognized for financial reporting purposes the December 2004 sale of this property and recognized a $124,000 gain in 2006.

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

For all periods presented, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.  Income from discontinued operations related to these facilities is as follows:

Three Months Ended		Nine Months Ended
September 30		September 30
(in thousands, except per share amounts)	2007	2006	2007	2006
Revenues:
Rental income	$ ---	$ ---	$ 667	$ 662
Facility operating revenue	---	---	32	2,067
	---	---	699	2,729
Expenses:
Depreciation	---	14	19	223
Facility operating expenses	---	---	---	2,084
	---	14	19	2,307
Income from discontinued operations	---	(14)	680	422
Gain on sale of real estate	---	---	669	5,814
Income from discontinued operations, net	$ ---	$ (14)	$ 1,349	$ 6,236

Discontinued operations income per common share:
Basic	$ ---	$ ---	$ .05	$ .23
Diluted	$ ---	$ ---	$ .05	$ .23

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in income-producing health care properties with emphasis on the long-term health care sector.  As of September 30, 2007, we had interests in real estate owned and investments in mortgages, notes receivable, preferred stock and marketable securities resulting in total invested assets of approximately $363,717,000.  Founded in 1991, our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.

Portfolio

As of September 30, 2007, we had investments in real estate and mortgage notes receivable in 125 health care facilities located in 17 states consisting of 84 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 14 assisted living facilities, 5 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $68,985,000 aggregate carrying value amount of loans to 14 borrowers and $226,538,000 of real estate investments with 16 lessees.

Of these 125 facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  These 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.  Of these 125 facilities, 16 were acquired through foreclosure.  The 16 facilities have been sold, but we have not yet met the accounting criteria described in Statement of Financial Accounting Standards No. 66 to record the sales for financial statement purposes.   We continue to record the results of operations of these properties in NHI’s operating results for each period presented.  The facilities are managed by subsidiaries of NHC.

Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 14.3% of total real estate portfolio on September 30, 2007, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income in 2006 from NHC was $31,309,000 or approximately 48% of our net book value of the facilities leased to NHC as of December 31, 2006.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on at least a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, state survey results and other relevant information.

At September 30, 2007, 28.3% of the total invested assets of the health care facilities were operated by publicly-traded operators, 58.4% by regional operators, and 13.3% by small operators.

The following tables summarize our portfolio as of September 30, 2007:

Portfolio Statistics		Investment
	Properties	Percentage	Investment
Real Estate Properties	89	75%	$ 226,538,000
Mortgage Notes Receivable	36	23%	68,985,000
Total Real Estate Portfolio	125	98%	295,523,000
Other Notes Receivable	0	2%	7,475,000
Total Portfolio	125	100%	$ 302,998,000

Real Estate Properties	Properties	Beds	Investments
Long-term Care Centers	65	8,364	$ 142,723,000
Assisted Living	14	1,161	58,176,000
Medical Office Buildings	4	124,427 sq. ft.	9,664,000
Retirement Centers	5	534	9,315,000
Hospitals	1	55	6,660,000
Total Real Estate Properties	89		226,538,000
Mortgage Notes Receivable
Long-term Care Centers	19	2,049	$ 64,989,000
Developmentally Disabled	17	108	3,996,000
Total Mortgage Notes Receivable	36	2,157	68,985,000
Total Real Estate Portfolio	125		$295,523,000

		Percentage of
Summary of Facilities by Type	Properties	Total Dollars	Total Dollars
Long-term Care Centers	84	70.3%	$207,712,000
Assisted Living	14	19.7%	58,176,000
Retirement Centers	5	3.1%	9,315,000
Medical Office Buildings	4	3.3%	9,664,000
Hospitals	1	2.2%	6,660,000
Developmentally Disabled	17	1.4%	3,996,000
Total Real Estate Portfolio	125	100.0%	$295,523,000
Portfolio by Operator Type:
Public	62	28.3%	$ 83,684,000
Regional	50	58.4%	172,633,000
Small Operator	13	13.3%	39,206,000
Total Real Estate Portfolio	125	100.0%	$295,523,000

		Percentage of	Dollar
Public Operators		Total Portfolio	Amount
National HealthCare Corp.		14.3%	$42,370,000
Sunrise Senior Living Services		4.3%	12,682,000
Community Health Systems, Inc.		4.2%	12,442,000
Sun Healthcare		2.8%	8,312,000
Res-Care, Inc.		1.4%	3,996,000
HCA - The Healthcare Company		1.3%	3,882,000
Total Public Operators		28.3%	$83,684,000

Operators who operate more than 3% of our total real estate investments are as follows: NHC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, Senior Living Management Corporation, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc.

Areas of Focus

We have focused on lowering our debt for the past five years.  Our debt to capitalization ratio on September 30, 2007 was 2.4%, the lowest level in our history.  Our liquidity is also strong with cash and marketable securities of $137,371,000 exceeding our total debt outstanding of $10,966,000 at September 30, 2007.  On July 16, 2007, we retired the 7.3% unsecured notes totaling $100 million when they matured at no gain or loss.

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

Acquisition Offer

On October 5, 2006, we received an offer from W. Andrew Adams, our Chairman and CEO, a significant shareholder and President of Management Advisory Source, LLC, NHI's management advisor, to acquire all of our outstanding shares of common stock for $30 per share, the offer being subject to certain conditions and contingencies.  The Board of Directors formed a Special Committee consisting of its four independent directors. The Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.  The Special Committee rejected the initial offer.  A second offer was made by Mr. Adams to purchase the shares at $33 per share, and this offer was rejected.  On April 4 , 2007, Mr. Adams sent to the Special Committee a third offer of $34 per share. This offer was rejected by the Special Committee on April 6, 2007.  On April 17, 2007, we issued a press release in response to apparent market rumors and the large volume of trades in the Company’s common stock.  The press release announced that the Company is engaged in preliminary discussions and the exchange of information regarding a possible combination of interests with another company.  On June 8, 2007, Mr. Adams notified the Company of the withdrawal of his offer. On October 22, 2007, the Company issued a press release announcing that the Special Committee had decided to cease negotiations with third parties involving the possible sale of the Company, terminate the engagement of The Blackstone Group L.P. as it financial advisor, and dissolve the Special Committee.  NHI noted that it may, without further public announcement, continue the strategic alternative review process.

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

2)  Revenue recognition - mortgage interest and rental income - We collect interest and rent from our customers.  Generally our policy is to recognize revenues on an accrual basis as earned.  However, there are certain of our customers for which we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not probable of collection until received.  For these nonperforming investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected.  We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due.  This policy could cause our revenues to vary significantly from period to period.  Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under Statement of Financial Accounting Standard No. 13 “Accounting for Leases” (“SFAS 13”) to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.

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

	Nine months ended
	September 30		Change	%
	2007	2006
Cash and cash equivalents at beginning of period	$177,765	$132,469	$ 45,296	34%
Cash provided by operating activities	46,005	39,116	6,889	18%
Cash provided by investing activities	47,103	28,551	18,552	65%
Cash used in financing activities	(156,089)	(44,905)	(111,184)	248%
Cash and cash equivalents at end of period	$114,784	$155,231	$(40,447)

Operating Activities - Net cash provided by operating activities generally includes our net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment write-downs and recoveries, and gains on asset disposals.  The $46,005,000 net cash provided by operating activities for the nine months ended September 30, 2007 is primarily composed of net income of $67,000,000, and depreciation and amortization of $8,878,000, offset primarily by loan impairment recoveries of $23,000,000, working capital changes of $3,571,000, an increase in deferred costs and other assets of $2,555,000, a gain on the sale of real estate of $711,000, and a gain of $468,000 on the collection of a note receivable.

Net cash provided by operating activities increased from $39,116,000 in the nine months ended September 30, 2006 to $46,005,000 in the nine months ended September 30, 2007 due primarily to the use of cash in 2006 to reduce the amount of the Company’s accounts payable and accrued expenses by $5,581,000 and the recognition of gains totaling $5,814,000 on the sales of two nursing facilities in New Jersey and the nursing facility in Town and Country, Missouri.  The net cash provided by operating activities for the nine months ended September 30, 2006 was primarily composed of net income of $45,779,000, and depreciation and amortization of $9,073,000.  The amounts were offset by the reduction in accounts payable and accrued expenses of $5,581,000, the gains of $5,814,000 described above, and the increase in cash invested in deferred costs and other assets of $2,852,000 (primarily capital improvement reserves related to the operating facilities).

Investing Activities – Net cash provided by investing activities during the nine months ended September 30, 2007 totaled $47,103,000.  Collections and prepayments on mortgages and other notes receivable totaled $54,981,000 and were due primarily to (1) collections of $5,681,000 as a result of the early payoff from one Florida-based nursing facility, (2) a $3,500,000 payoff of a short-term real estate loan, (3) collections of $44,192,000 in mortgage note principal as a result of an early payoff from HSM of Texas LLC, and (4) $1,608,000 of routine collections.  Proceeds from the sale of property and equipment amounted to $2,337,000, primarily from the sale of the Milwaukee, Wisconsin facility of $2,288,000.  During 2007, we made new investments in mortgage and other notes receivable of $8,441,000, primarily our investment in acquiring NHC’s interest in a loan receivable from a third party.  Purchases of equipment for our operating facilities amounted to $1,774,000.

Net cash provided by investing activities of $28,551,000 for the nine months ended September 30, 2006 were due primarily to sales proceeds received in 2006 of $24,214,000 relating to the following:  (1) sales proceeds of $6,644,000 in March 2006 for the Town and Country, Missouri nursing facility and the accounting for the sale under the full accrual method as required by SFAS No. 66, and (2) sales proceeds of $17,570,000 in May 2006 for the two nursing facilities in New Jersey.  The gain on the sale of these facilities amounted to $5,814,000.  The net cash provided by investing activities in 2006 also included the collection and prepayment of mortgages and other notes receivable of $16,792,000, offset by new investments in mortgage and other notes receivable of $10,928,000, primarily our investment in a note receivable from NHR in an original amount of $10,450,000.  Purchases of equipment for our operating facilities amounted to $1,527,000.

Financing Activities - Net cash used in financing activities during the nine months ended September 30, 2007 totaled $156,089,000 compared to $44,905,000 in the nine months ended September 30, 2006, due primarily to the payoff of our $100 million unsecured public notes on July 16, 2007.  Dividends paid during 2007 were $53,563,000 and included a special dividend in January of $.45 cents per common share.  Dividends paid in 2006 were $39,226,000.  Repurchases of the Company’s common stock in 2006 amounted to $3,529,000.

Liquidity and Capital Resources

At September 30, 2007, our liquidity was strong, with cash and marketable securities of $137,371,000 exceeding our total debt of $10,966,000.  Our debt to capitalization ratio declined to 2.4%, the lowest level in our history.  On July 5, 2007, we received full payment of a $44,500,000 mortgage loan investment.  On July 16, 2007, we retired the 7.3% unsecured notes totaling $100,000,000 when they matured.  On November 9, 2007, we are scheduled to pay our quarterly common stock dividend of $13,876,000.  As a result of our strong cash liquidity and low level of remaining debt, we are able to make prudent new investments in real estate and mortgage loans when the opportunities arise.  We are continuing to cautiously evaluate new investments, but we are concerned that the current prices being offered for health care assets exceed our risk tolerance.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2007 and thereafter.  During the first nine months of 2007, NHI declared (1) a dividend of $.50 per common share to shareholders of record March 30, 2007, payable on May 10, 2007; (2) a dividend of $.50 per common share to shareholders of record June 29, 2007, payable on August 10, 2007; and (3) a dividend of $.50 per common share to shareholders of record September 28, 2007, payable on November 9, 2007.  The 2006 fourth quarter dividend of $.93 per common share (which included the special dividend of $.45 cents per share) was paid on January 31, 2007.

Contractual Obligations and Contingent Liabilities

As of September 30, 2007, our contractual payment obligations and contingent liabilities were as follows (in thousands):

					After
	Total	Year 1	Years 2 – 3	Years 4 – 5	5 Years
Debt principal	$ 10,966	$ 4,777	$ 4,504	$ 935	$ 750
Debt interest (a)	1,359	622	554	143	40
Loan commitments	167	167	—	—	—
Facility management fees to NHC	12,168	12,168	—	—	—
Advisory fees	1,500	1,500	—	—	—
	$ 26,160	$ 19,234	$ 5,058	$ 1,078	$ 790

(a) For variable rate debt, future interest commitments were calculated using interest rates existing at September 30, 2007.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At September 30, 2007, we did not participate in any such financial instruments.

Commitments

At September 30, 2007, we were committed, subject to due diligence and financial performance goals, to fund approximately $167,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.  We currently have sufficient liquidity to finance current investments for which we are committed as well as to repay or refinance borrowings at or prior to their maturity.

Real Estate and Mortgage Write-downs

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Certain financial information for the three months ended September 30, 2006 has been reclassified pursuant to SFAS 144 for the presentation of operations discontinued during 2007 and 2006.  Such changes had no impact on the Company’s reported net income.

Net income for the three months ended September 30, 2007 is $36,538,000 versus $13,379,000 for the same period in 2006, an increase of 173.1%, due primarily to the prepayment of mortgage notes receivable from HSM of Texas in July 2007, which resulted in recoveries of previous write-downs totaling $21,300,000.  Income from continuing operations in 2007 is $36,538,000 versus $13,393,000 in 2006, a 172.8% increase, due mainly to the recoveries described above.  Cash proceeds from recoveries (income) of previous write-downs have been distributed as dividends to stockholders, invested in new mortgage notes, and accumulated in bank deposits for the purpose of retiring the Company’s unsecured public notes on July 16, 2007 without the need to refinance such indebtedness.  Basic and diluted earnings per common share related to income from continuing operations in 2007 were $1.32 and $1.31 per share, respectively, versus $.48 per share in 2006.

Total revenues for the three months ended September 30, 2007 are $39,081,000 versus $37,211,000 for the same period in 2006, an increase of 5% due mainly to increases in rental income and facility operating revenue.  Mortgage interest income in 2007 was $2,599,000 versus $3,380,000 in 2006, a decrease of 23.1%, as a result of significant prepayments and maturities of the Company’s mortgage note receivables in the twelve months of 2006, and in the first and third quarters of 2007, amounting to $81,054,000.  Rental income in 2007 was $12,989,000 versus $11,377,000 in 2006, a 14.2% increase due primarily to new or extended lease agreements with NHC (our largest customer), IHS of Texas, and RGL.  We began to receive monthly rent from Maitland Senior Living, Inc. in 2007 after our completion of a mold and remediation project at this Florida facility.  Revenues from our operating facilities (referred to as the foreclosure properties in Note 5 to the interim condensed consolidated financial statements) were

$23,493,000 in 2007 versus $22,454,000 in 2006, an increase of 4.6% due primarily to improved government payment rates and facility census.

Total expenses for the three months ended September 30, 2007 are $5,263,000 versus $26,988,000 for the same period in 2006, due mainly to the requirement to classify recoveries of previous loan write-downs of $21,300,000 as an offset (decrease) in expenses. Interest expense was $435,000 in 2007 compared to $2,034,000 in 2006, a 77.1% decrease due to the payoff at maturity of the Company’s $100,000,000 unsecured notes, resulting in savings of $1,520,000 during the three months ended September 30, 2007.

Facility operating expenses were $21,482,000 in 2007 and $20,628,000 in 2006, an increase of 4.1% due to general inflation in recurring costs, and planned increases in service improvements to enhance patient census.

In July 2007, we received payoff at par of a mortgage loan investment in the amount of $44,500,000.  The recovery of amounts previously written down related to this loan amounted to $21,300,000.  At September 30, 2007, the Company expects that the funds received from this high-yielding investment will decrease interest income for the remainder of 2007 by an estimated $600,000, as the Company has invested the funds in short-term investments until we can identify longer-term investments.

Non-Operating Income –

Non-operating income for the three months ended September 30, 2007 was $2,720,000 versus $3,170,000 for the same period in 2006, a decrease of 14.2% due primarily to decreased interest income on bank deposits.  Interest income for 2007 was $1,544,000 versus $1,945,000 in 2006, a 20.6% decrease due to lower cash balances as a result of the retirement of the Company’s unsecured public notes described above.  Dividend income on the Company’s investment in marketable securities and preferred stock for 2007 was $1,169,000 versus $1,156,000 in 2006.

Discontinued Operations -

For all periods presented in these interim condensed consolidated financial statements, we have reclassified the operations of facilities sold as discontinued operations in accordance with SFAS 144.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Certain financial information for the nine months ended September 30, 2006 has been reclassified pursuant to SFAS 144 for the presentation of operations discontinued during 2007 and 2006.  Such changes had no impact on the Company’s reported net income.

 Net income for the nine months ended September 30, 2007 is $67,000,000 versus $45,779,000 for the same period in 2006, an increase of 46.4% due primarily to two prepayments of mortgage notes receivable in 2007 described below, which resulted in recoveries of previous write-downs totaling $23,000,000.  Income from continuing operations in 2007 is $65,651,000 versus $39,543,000 in 2006, a 66% increase due mainly to loan recoveries, higher rental income, and higher interest income from the Company’s bank deposits.  The increased income in these categories was offset mainly by lower mortgage interest income in 2007 as a result of significant prepayments and maturities of the Company’s mortgage note receivables in the twelve months of 2006, and in the first and third quarters of 2007, amounting to $81,054,000.  These cash proceeds created recoveries (income) of previous write-downs that have been distributed as dividends to stockholders, cash for investment in new mortgage notes, and cash for accumulation in bank deposits for the purpose of retiring the Company’s unsecured public notes on July 16, 2007 without the need to refinance such indebtedness.  Basic and diluted earnings per common share related to income from continuing operations in 2007 were $2.37 and $2.36 per share, respectively, versus $1.42 per share in 2006.

Total revenues for the nine months ended September 30, 2007 are $116,311,000 versus $111,760,000 for the same period in 2006, an increase of 4.1% due mainly to increases in rental income and facility operating revenue that offset the decrease in mortgage interest income described above.  Mortgage interest income in 2007 was $9,092,000 versus $11,246,000 in 2006, a decrease of 19.2%.  Rental income in 2007 was $38,207,000 versus $34,564,000 in 2006, a 10.5% increase due primarily to new or extended lease agreements with NHC (our largest customer), IHS of Texas, and RGL.  In addition, we received $667,000 in past-due rent from a customer in 2007.  We began to receive monthly rent from Maitland Senior Living, Inc. in 2007 after our completion of a mold and remediation project at this Florida facility.  Revenues from our operating facilities (referred to as the foreclosure properties in Note 5 to the consolidated financial statements) were $69,012,000 in 2007 versus $65,950,000 in 2006, an increase of 4.6% due primarily to improved government payment rates and facility census.

Total expenses for the nine months ended September 30, 2007 are $60,463,000 versus $80,611,000 for the same period in 2006, a decrease of 25.0% due mainly to the requirement to classify previous loan write-downs of $23,000,000 as an offset (decrease) in expenses, and a decrease in interest expense from $6,104,000 in 2006 to $4,478,000 in 2007.  Interest expense decreased due to the payoff at maturity in July 2007 of the company’s $100,000,000 unsecured notes, resulting in savings of $1,520,000 for the nine month period ended September 30, 2007.  General and administrative expenses in 2007 were $4,437,000 versus $3,476,000 in 2006, a 27.6% increase due to (1) increased costs of internal audit, tax compliance, external audit, Sarbanes-Oxley compliance, etc., (2) increased expenses to directors and consultants related to the examination and consideration of a potential sale to Mr. Adams or other interested companies as previously disclosed to the public, (3) increased costs of officers and directors’ insurance, (4) increased costs of share-based compensation as described in Note 4 to the interim condensed consolidated financial statements, and (5) small increases in general corporate overhead.

Facility operating expenses were $64,008,000 in 2007 and $61,601,000 in 2006, an increase of 3.9% due to general inflation in recurring costs, and planned increases in service improvements to enhance patient census.

In March 2007, the mortgage notes secured by certain American Medical Associates, Inc. facilities were paid off.  We received $5,721,000 in cash, representing the full principal balance and accrued interest on the notes.  As a result, we recognized loan recoveries of previous write-downs of $1,700,000 and a gain on the disposition of the notes of $468,000.

In July 2007, we received payoff at par of a mortgage loan investment in the amount of $44,500,000.  The recovery of amounts previously written down related to this loan amounted to $21,300,000.  At September 30, 2007 the Company expects that the funds received from this high-yielding investment will decrease interest income for the remainder of 2007 by an estimated $600,000, as the Company has invested the funds in short-term investments until we can identify longer-term investments.

Non-Operating Income -

Non-operating income for the nine months ended September 30, 2007 was $9,803,000 versus $8,394,000 for the same period in 2006, an increase of 16.8% due primarily to increased interest income on bank deposits and a gain on the payoff of a mortgage loan receivable in March 2007.  Interest income for 2007 was $5,712,000 versus $4,788,000 in 2006, a 19.3% increase due to higher cash balances as a result of the prepayments and maturities described above.  Dividend income on the Company’s investment in marketable securities and preferred stock for 2007 was $3,506,000 versus $3,459,000 in 2006.

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

Funds From Operations

Our basic and diluted funds from operations (“FFO”) for the nine months ended September 30, 2007, was $75,177,000 compared to $48,028,000 for the same period in 2006, an increase of 56.5%.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.

We believe that FFO is an important supplemental measure of operating performance for a REIT.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO.  The term FFO was designed by the REIT industry to address this issue.  Our measure may not be comparable to similarly titled measures used by other REITs.  Consequently, our FFO may not provide a meaningful measure of our performance as compared to that of other REITs.  Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company’s FFO to that of other REITs.  Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (FFO does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

We have complied with the SEC’s interpretation that recurring impairments taken on real property may not be added back to net income in the calculation of FFO.  The SEC’s position is that recurring impairments on real property are not an appropriate adjustment.

The following table reconciles net income to funds from operations (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net income	$ 36,538	$ 13,379	$ 67,000	$ 45,779
Elimination of non-cash items in net income:
Real estate depreciation – continuing operations	2,948	2,641	8,871	7,840
Real estate depreciation – discontinued operations	---	14	17	223
Gain on sale of real estate – continuing operations	---	---	(42)	---
Gain on sale of real estate - discontinued operations	---	---	(669)	(5,814)
Basic and diluted funds from operations	$ 39,486	$ 16,034	$ 75,177	$ 48,028
Basic funds from operations per common share	$ 1.43	$ .58	$ 2.71	$ 1.73
Diluted funds from operations per common share	$ 1.42	$ .58	$ 2.70	$ 1.73

Shares for basic funds from operations per common share	27,703,539	27,699,239	27,703,439	27,760,247
Shares for diluted funds from operations per common share	27,786,198	27,723,570	27,787,604	27,778,983

Impact of Inflation

Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing our operations.

Our revenues are generated primarily from long-term investments and the operation of long-term care facilities.  Inflation has remained relatively low during recent periods.  There can be no assurance that future Medicare, Medicaid or private pay rate increases will be sufficient to offset future inflation increases.  Certain of our leases require increases in rental income based upon increases in the revenues of the tenants.

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

•

the impact or implementation of the Board’s analysis of strategic alternatives;

•

the Company’s ability to identify acceptable investments to utilize the significant cash balance from early loan repayments;

•

the effect of potential or unknown environmental problems on any of the real property that NHI owns;

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

As of September 30, 2007, the entire $10,966,000 of our debt bears interest at variable rates.  A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these instruments by $136,000.  A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these instruments by $136,000.

As of December 31, 2006, $100 million of our debt bore interest at a fixed interest rate of 7.3%.  Because the interest rate of this debt instrument was fixed, a hypothetical 10% change in interest rates had no impact on our future earnings and cash flows related to this debt instrument.  The remaining $13,492,000 of our debt at December 31, 2006, bore interest at variable rates.  A hypothetical 10% increase in interest rates would have reduced our future earnings and cash flows related to these debt instruments by $74,000.  A hypothetical 10% decrease in interest rates would have increased our future earnings and cash flows related to these debt instruments by $74,000.

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

Equity Price Risk

We consider our investments in marketable securities of $22,587,000 at September 30, 2007 as available-for-sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% change in quoted market prices would result in a related $2,259,000 change in the fair value of our investments in marketable securities.

Item 4.  Controls and Procedures.

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.

 Risk Factors.

During the quarter ended September 30, 2007, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: November 9, 2007	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: November 9, 2007	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Accounting Officer)