Form 10-K
period 2007-12-31
NATIONAL HEALTH INVESTORS INC
filed 2008-02-29
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: [ ] No: [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: [ ] No: [ X ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:  [  ]       No  [ X ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.   [ X ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “Large accelerated filer”, “Accelerated filer”, and “Smaller reporting company” in Rule 12b-2 of the Exchange Act (check one)   Large accelerated filer  [ X ]    Accelerated filer  [   ]     Non-accelerated filer (do not check if a smaller reporting company)   [   ]   Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: [ ] No : [ X ]

    The aggregate market value of shares of common stock held by nonaffiliates on June 30, 2007 (based on the closing price of these shares on the New York Stock Exchange) was approximately $765,356,000.  The number of shares of Common Stock outstanding as of February 26, 2008, was 27,754,413.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2008 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

Table of Contents

Page

PART I

ITEM 1.

BUSINESS.

3

ITEM 1A. RISK FACTORS.

11

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

13

ITEM 2.

PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS.

14

ITEM 3.

LEGAL PROCEEDINGS.

18

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES.

18

ITEM 6.

SELECTED FINANCIAL DATA.

19

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

21

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

31

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

32

ITEM 9A.

CONTROLS AND PROCEDURES.

60

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

63

ITEM 11.

EXECUTIVE COMPENSATION.

63

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDERS MATTERS.

63

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

63

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

63

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

63

SIGNATURES

64

PART I

Forward-Looking Statements

   References throughout this document to the Company include National Health Investors, Inc. and its wholly-owned subsidiaries.  In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K has been written in the first person.  In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its wholly-owned subsidiaries and not any other person.  Unless the context indicates otherwise, references herein to “the Company” include all of our wholly-owned subsidiaries.

   This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitations, those containing words such as “may”, “will”, “believes”, anticipates”, “expects”, “intends”, “estimates”, “plans”, and other similar expressions are forward-looking statements.

   Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  Such risks and uncertainties include, among other things, the following risks described in more detail under the heading “Risk Factors” under Item 1A:

*

We depend on the operating success of our customers (facility operators) for collection of our revenues;

*

We are exposed to risk that our operators may become subject to bankruptcy or insolvency proceedings;

*

We are exposed to risks related to government regulations and the effect they have on our operators’ business;

*

We are exposed to risk that the cash flows of our tenants and mortgagees will be adversely affected by increased liability claims and general and professional liability insurance costs;

*

We depend on the success of future acquisitions;

*

We are exposed to risks related to environmental laws and the costs associated with the liability related to hazardous substances;

*

We depend on the ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

*

We depend on the ability to continue to qualify as a REIT;

*

We are dependent upon making a smooth transition to a self-managed REIT;

   See the notes to the Annual Financial Statements, and “Business” and “Risk Factors” under Item 1 and Item 1A herein for a discussion of various governmental regulations and other operating factors relating to the health care industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1. BUSINESS.

General

   National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income- producing health care properties primarily in the long-term care industry.  As of December 31, 2007, we had ownership interests in real estate and mortgage investments totaling approximately $329,110,000 and other investments in preferred stock and marketable securities of $93,948,000 resulting in total invested assets of $423,058,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.  These investments include long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity in the form of common and preferred stock, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of straight debt.  At December 31, 2007, we had no outstanding bank lines of credit or convertible debt instruments.

   As of December 31, 2007, we had approximately $329,110,000 in real estate, mortgage and notes receivable investments in 124 Health Care Facilities located in 17 states consisting of 83 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 15 assisted living facilities, 4 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $141,655,000 aggregate carrying amount of loans to 14 borrowers and $187,455,000 of real estate investments with 17 lessees.  Of these 124 facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  These 41 facilities include 4 centers subleased to and operated by other companies, the lease payments to us being guaranteed by NHC.  Our investment in notes receivable at December 31, 2007 included $7,050,000 from NHC, which was paid in full on January 3, 2008.  The original note agreements were with National Health Realty (“NHR”), a publicly-held REIT, who completed a merger with NHC in October 2007.

   Effective November 1, 2004, we assigned our Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC to Management Advisory Source, LLC, (“MAS”) formed by our President and Board Chairman W. Andrew Adams.  We have no ownership in MAS. Pursuant to this Advisory Agreement, services related to investment activities and day-to-day management and operations are provided to us by MAS.  Accordingly, MAS is subject to the supervision of and policies established by our Board of Directors. Prior to November 1, 2004, NHC had provided advisory services to us since our inception.  On December 3, 2007, we elected to become a self-managed REIT with our own management reporting directly to the Board of Directors.  We notified MAS of our intent to terminate the Advisory Agreement effective March 31, 2008.  On January 29, 2008, we received notice from Mr. Adams that he intends to resign as President of NHI effective March 31, 2008.  Mr. Adams will remain with us as both a director and as Chairman of the Board of Directors.

   All of our investments in real estate and notes receivable are within the United States.  We are managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision making.  Therefore, we have concluded that we operate as a single segment.  Information about revenues from our tenants and borrowers, a measure of our income, and total assets for this segment can be found in Item 8 of this annual report.

Types of Health Care Facilities

   Long-term care facilities.  As of December 31, 2007, we owned and leased 49 licensed long-term care facilities.  We also had outstanding first mortgage loans on 34 additional licensed long-term care facilities.  All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy.  The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare.  Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level.  Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities.

   Acute care hospitals.  As of December 31, 2007, we owned and leased 1 acute care hospital.  Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation.  Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure.  Services provided by acute care hospitals are generally paid for by a combination of private pay sources and governmental programs.

   Medical office buildings.  As of December 31, 2007, we owned and leased 4 medical office buildings.  Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners.  Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients.  Each of our owned medical office buildings is leased to one lessee and is either physically attached to or located on an acute care hospital campus.  The lessee then leases individual office space to the physicians or other medical practitioners.  The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

   Assisted living facilities.  As of December 31, 2007, we owned and leased 14 assisted living facilities and had an outstanding mortgage on 1 additional facility.  Assisted living facilities are either free-standing or attached to long-term care or retirement facilities and provide basic room and board functions for the elderly.  Some assisted living projects include licensed long-term care (nursing home) beds.  On-site staff personnel are available to assist in minor medical needs on an as-needed basis.

   Retirement centers.  As of December 31, 2007, we owned and leased 4 retirement centers, 3 of which are leased to NHC and one to Sun Healthcare.  Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas.  Charges for services are paid from private sources without assistance from government programs.  Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is required for long-term care facilities.

   Residences for the developmentally disabled.  As of December 31, 2007, we had outstanding first mortgage loans on 17 residences for the developmentally disabled. Residences for the developmentally disabled are generally small home-like environments which accommodate 6 to 8 mentally and developmentally disabled persons.  These persons obtain custodial care which includes food, lodging, education and transportation services.  These community-based services are replacing the large state institutions which have historically provided care to the developmentally disabled.  Services to the developmentally disabled are primarily paid for by state Medicaid programs.

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

   Mortgage Loans.  In general, the term of our mortgage loans is 10 years with the principal amortized over 20 to 25 years and a balloon payment due at the end of the 10 year term.  Most of the loans are at a fixed interest rate; however some have an additional interest component which is based on the escalation of gross revenues at the project level or fixed rate increases.  In most cases, the owner of the property has committed to make minimum annual capital improvements for the purpose of maintenance or upgrading their respective facilities.

   Leases.  Our leases generally have an initial leasehold term of 10 to 15 years with one or more 5-year renewal options.  The leases are "triple net leases" under which the tenant is responsible to pay all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the Health Care Facilities.  The tenant is generally obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to at least the full replacement costs thereof and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant at such Health Care Facilities.  The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by the tenant and related activities, as well as to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility, with respect to, each Health Care Facility.

   Most of our existing leases contain annual escalators in rent payments.  All of the acute care and medical office building properties which we own and lease give the lessee an option to purchase the underlying property at the greater of i) our acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by us.  In addition, the acute care and medical office building leases contain a right of first refusal for the lessee if we receive an offer to buy the underlying leased property.

   Some of the obligations under the leases are guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee.  In some leases, the third party operator will also guarantee some portion of the lease obligations.  Some obligations are backed further by other collateral such as machinery, equipment, furnishings and other personal property.

   Construction loans.  From time to time, although none are currently outstanding, we also provide construction loans that by their terms convert either into purchase-leaseback transactions or mortgage loans upon the completion of the construction of the facility.  The term of such construction loans are for a period which commences upon the closing of such loan and terminates upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date.  During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan.  In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower's parent, affiliates of the borrower or one or more of the individuals who control the borrower.  No such loans are currently outstanding.

Disposition and Deconsolidation of Assets

  We owned and operated 16 long-term health care facilities (the “Foreclosure Properties”) that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities to unrelated not-for-profit entities, providing 100% financing.  The operating revenues and expenses of these facilities continued to be recorded in our Consolidated Statements of Income until such time as the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) were met, at which time we would account for the sales under the full accrual method.  On December 31, 2007, the criteria for recording the sales were met.  Net assets having a book value of $54,350,000 were deconsolidated, mortgage notes receivable of $66,819,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $12,469,000.  On December 31, 2007, we received irrevocable bank letters-of-credit aggregating $10,200,000 from the borrowers to guarantee down payments on the notes, and commitments to make monthly principal and interest payments to us to amortize the remaining note balances.

Competition and Market Conditions

   We compete with real estate partnerships, other REITs and other investors (including, but not limited to, banks, insurance companies, and investment bankers who market securities in mortgage funds) in the acquisition, leasing and financing of health care-related entities primarily on the basis of price, available capital, knowledge of the industry and flexibility of financing structure.

   The operators of the Health Care Facilities compete on a local and regional basis with operators of facilities that provide comparable services.  Operators compete for patients and staff based on quality of care, reputation, physical appearance of facilities, services offered, family preference, physicians, staff and price.  They compete with independent operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of the Health Care Facilities.  Some of these facilities are operated for profit while others are owned by governmental agencies or tax exempt not-for-profit organizations.

   The long-term care facilities to which we provide mortgage loans and which we lease to others receive the majority of their revenues from Medicare, Medicaid and other government programs. From time to time, these facilities have experienced Medicare and Medicaid revenue reductions brought about by the enactment of legislation to reduce government costs.  Beginning January 1, 2006, CMS (Centers for Medicare and Medicaid Services) implemented major changes to the PPS payment methodology (See Sources of Revenue) that reduced payments to facilities by about 5%.  State Medicaid funding is not expected to keep pace with inflation according to industry studies.  Additionally, the assisted living industry experienced slower fill up rates on new projects and more competition for their mature projects as overbuilding occurred in certain markets.  Any changes in reimbursement methodology that reduces reimbursement to levels that are insufficient to cover the operating costs of our borrowers and lessees could adversely impact us.

Operators

   The majority of the Health Care Facilities are operated by the owner or lessee.  As a percent of total investments, 33.1% of the Health Care Facilities are operated by publicly-owned companies, while 55.1% are operated by regional health care operators and 11.8% are operated by smaller operators.  We consider the operator to be an important factor in determining the creditworthiness of the investment, and we generally have the right to approve any changes in operators.   Operators who operate more than 3% of our total real estate investments are as follows: NHC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, Senior Living Management Corporation, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc.

NHC Master Agreement to Lease

   On December 27, 2005, under an amendment to the Master Lease, NHC exercised its option to extend the existing lease on 41 properties for the second renewal term.  These 41 properties include 38 skilled nursing homes (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC under the Master Lease) and 3 retirement centers.  The 15 year lease extension began January 1, 2007, and includes 3 additional 5-year renewal options, each at fair market value.  Under the terms of the lease, total rent for 2007 was $33,700,000 (compared to $31,309,000; $33,328,000; and $32,836,000 in 2006,

2005, and 2004, respectively) with rent thereafter escalating by 4% of the increase in each facility’s revenue over a 2007 base year.

   The Master Agreement is a "triple net lease" under which NHC is responsible for all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, constituting a part of the Health Care Facilities) and other charges relating to the ownership and operation of the Health Care Facilities.  NHC is obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to the full replacement costs thereof, insurance against boiler explosion and similar insurance, flood insurance if the land constituting the Health Care Facility is located within a designated flood plain area and to maintain specified property damage insurance, protecting us as well as NHC at such Health Care Facility.  NHC is also obligated to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility, with respect to each Health Care Facility leased by NHC.

Commitments

   As of December 31, 2007, we were committed, subject to due diligence and financial performance of the borrowers, to fund approximately $167,000 in loans in the next year to 4 long-term care facilities at rates of prime plus 2% (9.5% at December 31, 2007).

Sources of Revenues

   General. Our revenues are derived primarily from mortgage interest income and rental income.  During 2007, mortgage interest income equaled $11,308,000.  Rental income totaled $51,005,000 of which $33,700,000 or 66% was from facilities leased by NHC.  The source and amount of revenues of our lessees and borrowers are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

   Governmental and other concerns regarding health care costs have and may continue to result in significant reductions in payments to health care facilities, and there can be no assurance that future payment rates for either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients.  Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care have and could continue to adversely affect revenues of our lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their lease or debt payments to us.  Failure of the lessees or borrowers to make their lease or debt payments would have a direct and material adverse impact on us.

   Medicare and Medicaid. A significant portion of the revenue of our lessees and borrowers is derived from governmental-funded reimbursement programs, such as Medicare and Medicaid.  Reimbursement under these programs is subject to periodic pre- and post-payment review and other audits by federal and state authorities.

   Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the Prospective Payment System (“PPS”).  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective July 1, 1998.  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased each October when the federal fiscal year begins.  The acuity classification system is named Resource Utilization Groups III (“RUGs”).  PPS as implemented had an adverse impact on the healthcare industry and our lessees’ and borrowers’ business by decreasing payments materially, which adversely impacted our business. Refinements in the form of temporary add-ons provided some relief until October 1, 2002.  Annual market basket (inflationary) increases have continued to improve payments.

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

   Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing law.  Moreover, as health care facilities have experienced increasing pressure from private payors attempting to control health care costs, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

Government Regulation

   Licensure and Certification.  The health care industry is highly regulated by federal, state and local law and is directly affected by state and local licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules.  Sanctions for failure to comply with these regulations and laws include (but are not limited to) loss of licensure, fines and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties.  The failure of any lessee or borrower to comply with such laws, requirements and regulations could affect its ability to operate the facility or facilities and could adversely affect such lessee's or borrower's ability to make lease or debt payments to us.

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

Investment Policies

   Our investment objectives are (i) to provide current income for distribution to our stockholders through investments primarily in health care related facilities, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties and (iii) to preserve and protect stockholders' capital.  There can be no assurance that these objectives will be realized.  Our investment policies include making investments in real estate, mortgage and other notes receivable, highly-liquid cash accounts, enhanced cash funds, and securities of other publicly-held REITs.

   We anticipate making new mortgage and/or real estate investments in 2008.  In making new investments, we would consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property; and (vii) the mix of private and government sponsored patients.  There can be no assurances that investments containing these attributes will be found or closed.

   We will not, without the approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer or employee of NHC or NHI, or any affiliate thereof, as the case may be, any of our assets or other property.

   The Board of Directors, without the approval of the stockholders, may alter our investment policies if they determine that such a change is in our best interests and our stockholders’ best interests.  The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons.

   We may incur additional indebtedness in the future to make investments in health care related facilities or business when it is advisable in the opinion of the Board of Directors.  We may negotiate other lines of credit or arrange for other short or long-term borrowings from banks.  We may arrange for long term borrowings from institutional investors or through public offerings.  We have previously invested and may in the future invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or in mortgage investment pools.

Advisory Agreement

   Management Advisory Source, LLC - Effective November 1, 2004, we assigned our Advisory Agreement with NHC to a new company, Management Advisory Source, LLC (“MAS”), formed by our President and Board Chairman, W. Andrew Adams.  We have no ownership in MAS. Pursuant to this agreement, services related to investment activities and day-to-day management and operations are provided to us by MAS. Accordingly, MAS is subject to the supervision of and policies established by our Board of Directors. In 2007, the expense recorded under the Advisory Agreement was $3,625,000. We believe it to be in our best interest to accentuate our independence from NHC, our largest tenant.  Therefore, Mr. Adams, through his company MAS, assumed the responsibilities of the Advisory Agreement.  To assure independence from NHC, Mr. Adams resigned as CEO of NHC and terminated his managerial responsibilities with NHC in 2004.  From November 1, 2004 to October 1, 2006, Mr. Adams outsourced non-managerial functions of the Advisory Agreement such as payroll processing, accounting, treasury and the like to NHC. Effective October 1, 2006, MAS began to provide these services. Mr. Adams has remained as NHC Board Chairman, focusing on strategic planning, but has no management involvement with NHC.  On December 3, 2007, we elected to become a self-managed REIT with our own management reporting directly to the Board of Directors.  We notified MAS of our intent to terminate the Advisory Agreement effective March 31, 2008.  On January 29, 2008, we received notice from Mr. Adams that he intends to resign as President of NHI effective March 31, 2008.  Mr. Adams will remain with us as both a director and as Chairman of the Board of Directors.

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

   The Advisory Agreement was initially for a stated term which expired December 31, 1997.  Since then, the Agreement was on a year-to-year term, but terminable on 90 days notice and terminable for cause at any time.  For 1993 and later years, the Advisor was entitled to annual compensation which was calculated on a formula related to the increase in funds from operations per common share (as defined in the Advisory Agreement).

   Pursuant to the Advisory Agreement, the advisor managed all of our day-to-day affairs and provided all such services through its personnel or contractual agreements.  The Advisory Agreement provided that without regard to the amount of compensation received by the Advisor under the Advisory Agreement, the Advisor pay all expenses in performing its obligations including the employment expenses of the personnel providing services to us.  The Advisory Agreement further provided that we pay the expenses incurred with respect to and allocable to the prudent operation and business of NHI including any fees, salaries and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of the Advisor.

Acquisition Offer

   On October 5, 2006, we received an offer from W. Andrew Adams, our Chairman and CEO, a significant shareholder and President of Management Advisory Source, LLC, our management advisor, to acquire all of our outstanding shares of common stock for $30 per share, the offer being subject to certain conditions and contingencies.  The Board of Directors formed a Special Committee consisting of its four independent directors. The Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.  The Special Committee rejected the initial offer.  A second offer was made by Mr. Adams to purchase the shares at $33 per share, and this offer was rejected.  On April 4, 2007, Mr. Adams sent to the Special Committee a third offer of $34 per share. This offer was rejected by the Special Committee on April 6, 2007.  On April 17, 2007, we issued a press release in response to apparent market rumors and the large volume of trades in our common stock.  The press release announced that we were engaged in preliminary discussions and the exchange of information regarding a possible combination of interests with another company.  On June 8, 2007, Mr. Adams notified us of the withdrawal of his offer.  On October 22, 2007, we issued a press release announcing that the Special Committee had decided to cease negotiations with third parties involving the possible sale of the Company, terminate the engagement of The Blackstone Group L.P. as its financial advisor, and dissolve the Special Committee.

Executive Officers of the Company

   The table below sets forth the name, position and age of each of our executive officers.  Each executive officer is appointed by the board of directors, serves at its pleasure and holds office for a term of one year.  There is no “family relationship” among any of the named executive officers or with any director.  All information is given as of February 28, 2008:

Name	Position	Age
W. Andrew Adams	Chairman of the Board and Chief Executive Officer	62
Kenneth D. DenBesten	Senior Vice President, Finance and Secretary	55
Roger R. Hopkins	Chief Accounting Officer	46

   W. Andrew Adams (Chairman of the Board and Chief Executive Officer) has been our Chairman of the Board and Chief Executive Officer since our inception in 1991.  Mr. Adams was President and CEO of National HealthCare Corporation (“NHC”) until he resigned those positions in 2004, remaining as Chairman of its Board.  He has served National Health Realty, Inc. (“NHR”) since 1997 as President and Chairman of the Board, resigning his position as President in November 2004.  Mr. Adams serves on the Board of Directors of SunTrust Bank in Nashville, Tennessee.  He received his B.S. and M.B.A. degrees from Middle Tennessee State University.

   Kenneth D. DenBesten (Senior Vice President, Finance and Secretary) joined us in 1992 and has served in that capacity since then.  He was named our Secretary on December 31, 2006.  From 1987 to 1992, he was employed by Physicians Health Care, ultimately as Chief Operating Officer.  From 1984 to 1986, he was employed by Health America Corporation as Treasurer, Vice President of Finance and Chief Financial Officer.  Mr. DenBesten received a B.S. in business administration and an M.S. in finance from the University of Arizona.

   Roger R. Hopkins (Chief Accounting Officer) joined us in 2006 and was named Chief Accounting Officer on December 31, 2006.  Until 2006, he was a partner in the Tennessee regional accounting firm of Rodefer Moss & Co, PLLC.  He was previously a senior manager in the Nashville, Tennessee office of Deloitte & Touche.  Mr. Hopkins received his B.S. degree in accounting from Tennessee Technological University in 1982 and is a Certified Public Accountant.

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

   Our transfer agent is Computershare.  Computershare will assist registered owners with the NHI Dividend Reinvestment plan, change of address, transfer of ownership, payment of dividends, replacement of lost checks or stock certificates.  Contact information is:  Computershare Trust Company, N.A., P.O. Box 43078, Providence, RI 02940-3078.  The toll free number is 800-942-5909 and the website is www.computershare.com.

   The Annual Stockholders’ meeting will be held at 4:00 p.m. on April 29th, 2008 at:  Center for the Arts, 110 College Street, Murfreesboro, TN.

ITEM 1A. RISK FACTORS.

   We depend on the operating success of our customers (facility operators), who operate in the skilled nursing and assisted living industry, for collection of our revenues.

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

  Although our operating lease agreements provide us the right to evict an operator, demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligations, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization.  An operator in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and/or interest in the case of a mortgage loan and to exercise other rights and remedies.

   We may be required to fund certain expenses (e.g. real estate taxes, maintenance and capital improvements) to preserve the value of a facility, avoid the imposition of liens on a facility and/or transition a facility to a new operator.  In some instances, we have terminated our lease with an operator and released the facility to another operator.  In some of those situations, we provided working capital loans to and limited indemnification of the new operator.  If we cannot transition a leased facility to a new operator, we may take possession of that facility, which may expose us to certain successor liabilities.  Should such events occur, our revenue and operating cash flow may be adversely affected.

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

   We are exposed to the risk that the cash flows of our tenants and mortgagees will be adversely affected by increased liability claims and general and professional liability insurance costs.

  Long-term care facility operators (assisted living and skilled nursing facilities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida.  As a result, general and professional liability costs have increased and may continue to increase.  Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. In 2004 and 2005, both Texas and Florida adopted skilled nursing facility liability laws that modify or limit tort damages.  Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs.  Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies.  No assurance can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business.  Insurance companies may continue to reduce or stop writing general and professional liability policies for assisted living and skilled nursing facilities.  Thus, general and professional liability insurance coverage may be restricted, very costly or not available, which may adversely affect the facility operators’ future operations, cash flows and financial condition and may have a material adverse effect on the facility operators’ ability to meet their obligations to us.

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

   We depend on the ability to reinvest cash in real estate investments in a timely manner and on acceptable terms.

  From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our loans receivable and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements.  We must reinvest these proceeds, on a timely basis, in health care investments or in qualified short-term investments.  We compete for real estate investments with a broad variety of potential investors.  This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us.  Delays in acquiring properties may negatively impact revenues and perhaps our ability to make distributions to stockholders.

   We depend on the ability to continue to qualify as a REIT.

  We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner.  Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed.  A reduction in our earnings would affect the amount we could distribute to our stockholders.  Also, if we do not qualify as a REIT, we would not be required to make distributions to stockholders, since a non-REIT is not required to pay dividends to stockholders amounting to at least 90% of its annual REIT taxable income.

   We are dependent upon making a smooth transition to a self-managed REIT from one that was administratively managed by Management Advisory Source, LLC (“MAS”)

   MAS, which was formed by our President and Board Chairman W. Andrew Adams, outsourced most functions of the Advisory Agreement such as accounting, monitoring of investments, treasury activities and the like, to NHC from November 1, 2004 to October 1, 2006.  Our advisory agreement with MAS was cancellable upon 90 days notice or upon demand in some circumstances. On December 3, 2007, we elected to become a self-managed REIT with our own management reporting directly to the Board of Directors.  We notified MAS of our intent to terminate the Advisory Agreement effective March 31, 2008.  We will attempt to retain most, if not all, of the existing personnel of MAS to carry on their responsibilities with us.  The cancellation of this agreement could, at least temporarily, have a material adverse impact on our business and upon our ability to timely comply with laws and regulations governing a publicly-held REIT.

   Other risks.

   See the notes to the annual financial statements, and “Business” under Item 1 herein for a discussion of various governmental regulations and other operating factors relating to the health care industry and the risk factors inherent in them.  You should carefully consider these risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS.

LONG TERM CARE		Licensed
Center	City	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	151
NHC HealthCare, Moulton	Moulton	136

ARIZONA
Sunbridge Estrella Care and Rehabilitation**	Avondale	161

FLORIDA
Ayers Health and Rehabilitation Center	Trenton	120
Bayonet Point Health & Rehabilitation Center	Hudson	180
Bear Creek Nursing Center	Hudson	120
Brooksville Healthcare Center	Brooksville	180
Cypress Cove Care Center	Crystal River	120
Heather Hill HealthCare Center	New Port Richey	120
Osceola Health Care Center	St. Cloud	120
Parkway Health and Rehabilitation Center	Stuart	177
Royal Oak Nursing Center	Dade City	120
The Health Center of Merritt Island	Merritt Island	180
The Health Center of Plant City**	Plant City	180
Savannah Cove of Maitland*	Maitland	39
Savannah Cove of the Palm Beaches*	West Palm Beach	30
GEORGIA
Ashton Woods Rehabilitation Center	Rossville	157
The Place at Martinez	Augusta	100
The Place at Deans Bridge	Augusta	100
The Place at Pooler	Pooler	122
NHC HealthCare, Rossville	Rossville	112
The Place at Augusta	Augusta	100

IDAHO
Grangeville Health and Rehabilitation Center	Grangeville	60
Sunbridge Retirement and Rehabilitation for Nampa*	Nampa	46

KANSAS
Chanute HealthCare Center	Chanute	77
Council Grove HealthCare Center	Council Grove	80
Emporia Rehabilitation Center	Emporia	79
Haysville HealthCare Center	Haysville	119
Larned HealthCare Center*	Larned	54
Sedgwick HealthCare Center	Sedgwick	62

KENTUCKY
NHC HealthCare, Glasgow*	Glasgow	194
NHC HealthCare, Madisonville	Madisonville	94

MASSACHUSETTS
John Adams HealthCare Center	Quincy	71
Buckley HealthCare Center	Greenfield	120
Holyoke HealthCare Center	Holyoke	102
Longmeadow of Taunton	Taunton	100

LONG TERM CARE (continued)		Licensed
Center	City	Beds
MISSOURI
Charleviox HealthCare Center	St. Charles	142
Columbia HealthCare Center	Columbia	97
Joplin HealthCare Center	Joplin	92
NHC HealthCare, Desloge**	Desloge	120
NHC HealthCare, Joplin	Joplin	126
NHC HealthCare, Kennett**	Kennett	170
NHC HealthCare, Maryland Heights	Maryland Heights	220
NHC HealthCare, St. Charles	St. Charles	120

NEW HAMPSHIRE
Epsom HealthCare Center	Epsom	108
Maple Leaf HealthCare Center	Manchester	114
Villa Crest HealthCare Center	Manchester	165
NEW JERSEY
Brighton Gardens of Edison*	Edison	30

SOUTH CAROLINA
NHC HealthCare, Anderson	Anderson	290
NHC HealthCare, Greenwood	Greenwood	152
NHC HealthCare, Laurens	Laurens	176

TENNESSEE
NHC HealthCare, Athens	Athens	98
NHC HealthCare, Chattanooga	Chattanooga	207
NHC HealthCare, Columbia	Columbia	106
NHC HealthCare, Dickson*	Dickson	191
NHC HealthCare, Franklin	Franklin	80
NHC HealthCare, Hendersonville	Hendersonville	122
NHC HealthCare, Hillview	Columbia	92
NHC HealthCare, Johnson City	Johnson City	160
NHC HealthCare, Knoxville	Knoxville	139
NHC HealthCare, Lewisburg	Lewisburg	102
NHC HealthCare, McMinnville	McMinnville	150
NHC HealthCare, Milan	Milan	122
NHC HealthCare, Oakwood	Lewisburg	60
NHC HealthCare, Pulaski	Pulaski	102
NHC HealthCare, Scott	Lawrenceburg	62
NHC HealthCare, Sequatchie	Dunlap	120
NHC HealthCare, Smithville*	Smithville	114
NHC HealthCare, Somerville*	Somerville	72
NHC HealthCare, Sparta	Sparta	120
NHC HealthCare, Springfield	Springfield	107
TEXAS
Forest Lane Healthcare Center	Dallas	120
Heritage Manor - Canton	Canton	110
Heritage Place	Dallas	149
Heritage Oaks	Arlington	204
Hill Country Care Center	Dripping Springs	60
Pecan Tree Manor	Gainesville	122
The Village at Richardson	Dallas	280
Winterhaven Healthcare Center	Houston	160

VIRGINIA
NHC HealthCare, Bristol**	Bristol	120

LONG TERM CARE (continued)		Licensed
Center	City	Beds
VIRGINIA (continued)
Heritage Hall- Charlottesville	Charlottesville	120
Heritage Hall- Brookneal	Brookneal	60
Heritage Hall- Lexington	Lexington	60
Heritage Hall- Virginia Beach	Virginia Beach	90
Heritage Hall- Front Royal	Front Royal	60
Heritage Hall- Grundy	Grundy	120
Heritage Hall- Laurel Meadows	Laurel Fork	60

ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital	Jackson	55

MEDICAL OFFICE BUILDINGS
		Sq. Ft.
FLORIDA
North Okaloosa	Crestview	27,017

ILLINOIS
Crossroads	Mt. Vernon	12,910

TEXAS
Hill Regional	Hillsboro	23,000
Pasadena Bayshore	Pasadena	61,500

RETIREMENT CENTERS

IDAHO
Sunbridge Retirement and Rehab for Nampa*	Nampa	117

KANSAS
Larned HealthCare Center*	Larned	10

MISSOURI
Lake St. Charles Retirement Center	St. Charles	155

TENNESSEE
Colonial Hill Retirement Center	Johnson City	63
Parkwood Retirement Apartments	Chattanooga	30

ASSISTED LIVING AND
DEVELOPMENTALLY DISABLED		Licensed
		Beds
ARIZONA
The Place at Gilbert	Gilbert	40
The Place at Glendale	Glendale	30
The Place at Tanque Verde	Tucson	42
The Place at Tucson	Tucson	60

FLORIDA
19th Street Group Home	Gainesville	6
107th Place Group Home	Belleview	6
Bessent Road Group Home	Starke	6
Claudia Drive Group Home	Jacksonville	6
ASSISTED LIVING AND

DEVELOPMENTALLY DISABLED (continued)		Licensed
Center	City	Beds
FLORIDA (continued)
Coletta Drive Group Home	Orlando	6
Frederick Avenue Group Home	Daytona Beach	6
High Desert Court Group Home	Jacksonville	6
Plaza Oval Group Home	Casselberry	6
Rosewood Group Home	Ormond Beach	6
Second Street Group Home	Ocala	6
Spring Street Group Home	Lake City	6
Suffridge Drive Group Home	Bonita Springs	6
Savannah Court of Maitland*	Maitland	112
Indigo Palms at Daytona	Daytona Beach	60
The Place at Maitland	Maitland	116
Savannah Court of Palm Beaches*	West Palm Beach	114
Tunis Street Group Home	Jacksonville	6
Walnut Street Group Home	Starke	6

IDAHO
Sunbridge Retirement and Rehab for Nampa*	Nampa	22

KANSAS
Larned HealthCare Center*	Larned	19

KENTUCKY
NHC HealthCare, Glasgow	Glasgow	12

MISSOURI
Lake St. Charles Retirement Center	St. Charles	25

NEW HAMPSHIRE
Heartland Place	Epsom	78

NEW JERSEY
Brighton Gardens of Edison*	Edison	118

PENNSYLVANIA
Heritage Hill Senior Community	Weatherly	143

SOUTH CAROLINA
The Place at Conway	Conway	52

TENNESSEE
717 Cheatam Street	Springfield	8
305 West Hillcrest Drive	Springfield	8
307 West Hillcrest Drive	Springfield	8
NHC HealthCare, Dickson*	Dickson	20
NHC HealthCare, Somerville*	Somerville	12
NHC HealthCare, Smithville*	Smithville	6
The Place at Gallatin	Gallatin	49
The Place at Kingsport	Kingsport	49
The Place at Tullahoma	Tullahoma	49

*These facilities are listed in multiple categories (numbers of beds are not duplicated elsewhere in this table).

**These facilities collateralize the first mortgage revenue bonds payable by us at December 31, 2007 of $5,711,000.

ITEM 3. LEGAL PROCEEDINGS.

   The Health Care Facilities are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position, operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of shareholders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

   On October 16, 1996, our Board of Directors, pursuant to powers granted by our charter, changed the limit on the percentage of ownership which any person may have in the outstanding common stock of NHI from a limit of 7.0% (as passed on October 17, 1995) to a limit of 9.9%.  The limit on ownership of any other class of stock (including issues convertible into common stock) remains at 9.9% of the outstanding stock.

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

Common Stock Market Prices and Dividends

   Our common stock is traded on the New York Stock Exchange under the symbol “NHI”.  As of January 18, 2008, there were approximately 1,000 holders of record of shares and approximately 11,400 beneficial owners of the shares.

   High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2007			2006
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$33.49	$27.72	$.50	$27.54	$25.25	$.48
June 30	35.54	30.99	.50	27.64	23.03	.48
September 30	34.98	28.21	.50	28.97	24.31	.48
December 31	33.17	27.00	1.35	33.75	28.00	.93

   On February 5, 2008, we announced a first quarter dividend of $.55 per common share to shareholders of record on March 31, 2008, such dividend being reflective of our continued success in managing our portfolio and confidence in our future cash flow.  The closing price of our stock on February 22, 2008 was $30.20.

We currently maintain two equity compensation plans: the NHI 1997 Stock Option Plan and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plans.  Each of these plans has been approved by our stockholders.  The following table provides information as of December 31, 2007 about our common stock that may be issued upon grants of restricted stock and the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	326,000	$26.00	1,358,800(a)

(a) These shares remain available for grant under the 2005 Plan.

   The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the previous five years in comparison to the cumulative total return on the National Association of Real Estate Investment Trusts (NAREIT) Equity Index and the Standard & Poor’s 500 Stock Index.  The NAREIT Equity Index is comprised of all tax-qualified, equity oriented, real estate investment trusts listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market.

NATIONAL HEALTH INVESTORS, INC.
Comparison of Cumulative Total Return

300.0
200.0
100.0
0.0

	2002	2003	2004	2005	2006	2007
NHI	100.0	168.7	211.6	201.9	275.1	251.1
S&P 500	100.0	128.7	142.7	149.7	173.3	182.9
NAREIT- All REIT	100.0	138.5	180.6	195.6	262.7	215.9

NHI
S&P 500
NAREIT- All REIT

Assumes $100 inv. 12/31/02 in NHI, S & P 500 and NAREIT- All REIT

ITEM 6.  SELECTED FINANCIAL DATA.

   The following table represents our financial information for the five years ended December 31, 2007.  This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements and accompanying footnotes.

NATIONAL HEALTH INVESTORS, INC.

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share amounts)

As of and for the Year Ended December 31	2007	2006(a)	2005(a)	2004(a)	2003(a)
Net revenues	$ 62,313	$ 61,262	$ 62,231	$ 63,804	$ 72,531
Non-operating income	13,341	12,721	22,331	12,381	5,931
Income from continuing operations	79,041	59,100	50,791	53,653	43,393
Discontinued operations:
Operating income (loss) - discontinued operations	4,256	4,314	2,844	1,183	(1,120)
Net gain on dispositions and deconsolidation	13,138	5,814	773	1,543	1,535
Net income	96,435	69,228	54,408	56,379	43,808
Dividends to preferred stockholders	-	-	-	(514)	(1,589)
Net income available to common stockholders	96,435	69,228	54,408	55,865	42,219
Earnings per share:
Basic:
Income from continuing operations	$ 2.85	$ 2.13	$ 1.83	$ 1.95	$ 1.56
Discontinued operations	.63	.37	.13	.10	.02
Net income per common share	3.48	2.50	1.96	2.05	1.58
Diluted:
Income from continuing operations	$ 2.84	$ 2.13	$ 1.83	$ 1.93	$ 1.55
Discontinued operations	.63	.36	.13	.10	.02
Net income per common share	3.47	2.49	1.96	2.03	1.57

BALANCE SHEET DATA:
Mortgages and other notes receivable, net	$ 141,655	$ 99,532	$ 118,800	$ 112,072	$ 149,892
Real estate properties, net	187,455	235,199	263,129	278,170	289,465
Total assets	500,732	598,198	590,589	633,701	626,532
Debt	9,512	113,492	117,252	154,432	162,100
Convertible subordinated debentures	-	-	201	1,116	1,351
Total stockholders' equity	446,138	431,671	424,968	425,539	409,644

OTHER DATA:
Common shares outstanding	27,752,239	27,752,239	27,830,439	27,545,018	26,770,123
Weighted average common shares:
Basic	27,703,464	27,744,868	27,699,887	27,257,826	26,727,814
Diluted	27,783,862	27,778,764	27,830,886	27,531,084	26,985,571
Common dividends declared per share	$ 2.85	$ 2.37	$ 1.80	$ 1.85	$ 1.70

(a) Prior period financial information has been reclassified for presentation of operations discontinued during 2007, along with reclassification of certain balance sheet line items to conform to the 2007 presentation.

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

Executive Overview

   National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in income producing health care properties with emphasis on the long-term health care sector.  As of December 31, 2007, we had interests in real estate owned and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of $423,058,000.  Founded in 1991, our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.

Portfolio

   As of December 31, 2007, we had investments in real estate and mortgage notes receivable in 124 health care facilities located in 17 states consisting of 83 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 15 assisted living facilities, 4 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $134,605,000 aggregate carrying value amount of loans to 14 borrowers and $187,455,000 of real estate investments with 17 lessees.

   Of these 124 facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  During 2007, our rental income totaled $51,005,000 of which $33,700,000 or 66% was from facilities leased by NHC.  These 41 facilities include 4 centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.  NHC was our investment advisor until November 1, 2004.

  Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our real estate portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 19.0% of our total real estate portfolio on December 31, 2007, based on the net book value (carrying amount) of these properties.  In 1991, these assets were transferred by NHC to us at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income in 2007 from NHC was $33,700,000 or approximately 55.2% of our net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

   As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, state survey results and other relevant information.

   At December 31, 2007, 31.7% of the total invested assets of the health care facilities were operated by publicly-held company operators, 56.2% by regional operators, and 12.1% by small operators.

The following tables summarize our portfolio at December 31, 2007:

Portfolio Statistics		Investment
	Properties	Percentage	Investment
Real Estate Properties	72	57.0%	$187,455,000
Mortgages and Notes Receivable	52	40.9%	134,605,000
Total Real Estate Portfolio	124	97.9%	322,060,000
Other Notes Receivable	0	2.1%	7,050,000
Total Portfolio	124	100.0%	$329,110,000

Real Estate Properties	Properties	Beds	Investments
Long Term Care Centers	49	6,835	$105,660,000
Assisted Living Facilities	14	1,133	57,761,000
Medical Office Buildings	4	124,427 sq. ft.	9,557,000
Independent Living Facilities	4	458	7,890,000
Hospitals	1	55	6,587,000
Total Real Estate Properties	72		$187,455,000
Mortgage Notes Receivable
Long Term Care Centers	34	3,581	$129,530,000
Developmentally Disabled	17	108	3,949,000
Assisted Living Facilities	1	78	1,126,000
Total Mortgage Notes Receivable	52		134,605,000
Total Real Estate Portfolio	124		$322,060,000

		Percentage of
Summary of Facilities by Type	Properties	Total Dollars	Total Dollars
Long-term Care Centers	83	73.0%	$235,190,000
Assisted Living Facilities	15	18.3%	58,887,000
Medical Office Buildings	4	3.0%	9,557,000
Independent Living Facilities	4	2.5%	7,890,000
Hospitals	1	2.0%	6,587,000
Developmentally Disabled	17	1.2%	3,949,000
Total Real Estate Portfolio	124	100.0%	$322,060,000
Portfolio by Operator Type:
Public	66	31.7%	$101,983,000
Regional	46	56.2%	181,117,000
Small Operator	12	12.1%	38,960,000
Total Real Estate Portfolio	124	100.0%	$322,060,000

		Percentage of	Dollar
Public Operators		Total Portfolio	Amount
National HealthCare Corp.		19.0%	$61,055,000
Community Health Systems, Inc.		3.9%	12,600,000
Sunrise Senior Living, Inc.		3.8%	12,308,000
Sun Healthcare Group, Inc.		2.6%	8,235,000
Res-Care, Inc.		1.2%	3,949,000
HCA - The Healthcare Company		1.2%	3,836,000
Total Public Operators		31.7%	$101,983,000

   Operators who operate more than 3% of our total real estate investments are as follows: NHC, THI of Baltimore, Inc., Sunrise Senior Living, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, Senior Living Management Corporation, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc.

Areas of Focus

   We anticipate making new investments in 2008 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt vs. equity compared to our historical levels.  New investments may be funded by our liquid investments and, if needed, by external financing.  We will make new investments where we believe the spreads over our cost of capital will generate returns to our investors.

   We have focused over the last 5 years on increasing our liquidity and lowering our debt.  Our debt to capitalization ratio on December 31, 2007 was 2.1%, the lowest level in our 16 year history.  Our liquidity is also strong with cash and marketable securities of $131,172,000 at December 31, 2007. Our total debt outstanding was $9,512,000 at December 31, 2007.  On July 16, 2007, we paid in full our $100 million unsecured public notes from available cash investments.

   On December 27, 2005, we reached an agreement with NHC to extend through December 31, 2021, their current lease on 41 of our real estate properties.  These 41 facilities include 4 centers leased to other parties and 3 retirement centers.  This extension assures an ongoing relationship with our largest customer.

Disposition of Assets

  We owned and operated 16 long-term health care facilities (the “Foreclosure Properties”) that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities (in 2001 and 2004) to unrelated not-for-profit entities, providing 100% financing.  While the original sales were recognized for tax purposes under the installment sale method, the operating revenues and expenses of these facilities continued to be recorded in the consolidated statements of income until such time as the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) were met, at which time we would account for the sales under the full accrual method.  No installment payments had been made by the borrowers.  On December 31, 2007, the criteria for recording the sales were met.  Net assets having a book value of $54,350,000 were deconsolidated, mortgage notes receivable of $66,819,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $12,469,000.  On December 31, 2007, we received irrevocable bank letters-of-credit aggregating $10,200,000 from the borrowers to guarantee down payments on the original notes and commitments to make monthly principal and interest payments to us to amortize the remaining note balances.

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

   The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims.  These factors combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments affecting our lessees and borrowers.  In 2005 and prior, we had determined that impairment of certain of our investments had occurred as the result of these events.

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

   For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15” (“SFAS 114").  On a quarterly basis, we review our notes receivable for realizability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

   On December 10, 2007, we were notified by Bank of America that its largest, privately placed, enhanced cash fund called Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated.  In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007, and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 and cash redemptions of principal totaling $4,665,000.  Realized losses on the distribution and redemption of securities and cash amounted to $236,000.  At December 31, 2007, the fair market value of our investment in the Fund was estimated to be $18,835,000 and the fair market value of our investment in the separate IMA was estimated to be $14,294,000 for a total of $33,129,000.  Unrealized losses measured as the difference between fair market value and our original investment, at cost, amounted to $329,000.

   We are in regular communication with the manager of the Fund and the IMA in order to monitor the net asset value and the expected cash redemption dates based upon the manager’s liquidation strategy.  We have been advised by the fund manager that the goal is to make an orderly liquidation of the Fund and IMA with the goal of preserving our original investment.  Cash redemptions are estimated by the Fund manager to occur periodically over the next two years.  Interest continues to accrue and is paid to us each month into our regular bank account.  There may be further declines in the value of our investments in the Fund and the IMA.  To the extent that we determine there is a further decline in the fair market value based on up-to-date information provided to us by the Fund manager, we may recognize additional losses in future periods.

   While we believe that the carrying amounts of our properties are recoverable and our notes receivable, marketable securities and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

   2)  Revenue recognition - mortgage interest and rental income - We collect interest and rent from our customers.  Generally our policy is to recognize revenues on an accrual basis as earned.  However, there are certain of our customers, for whom we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not probable of collection until received.  For these nonperforming investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected.  We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due.  This policy could cause our revenues to vary significantly from period to period.  Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under Statement of Financial Accounting Standard No. 13 “Accounting for Leases” (“SFAS 13”) to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.

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

Liquidity and Capital Resources

Sources and Uses of Funds

   Our primary sources of cash include rent and interest receipts, proceeds from the sales of real property and principal payments on notes receivable.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property acquisitions and general and administrative expenses.  These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	12/31/07	12/31/06	Dollars	Percentage	12/31/05	Dollars	Percentage	Dollars	Percentage
Cash and cash equivalents
at beginning of period	$158,815	$109,519	$49,296	45%	$109,065	$454	-	$49,750	46%

Cash provided from (used
in) operating activities	66,529	57,805	8,724	15%	59,010	(1,205)	(2%)	7,519	13%

Cash provided from (used
in) investing activities	21,431	51,170	(29,739)	(58% )	29,533	21,637	73%	(8,102)	(27%)

Cash provided from (used
in) financing activities	(171,419)	(59,679)	(111,740)	187%	(88,089)	28,410	(32%)	(83,330)	95%

Cash and cash equivalents
at end of period	$75,356	$158,815	($83,459)	(53%)	$109,519	$49,296	45%	$(34,163)	(32% )

   Separate reporting of cash flows from discontinued operations in the consolidated statement of cash flows is not required under Statement of Financial Accounting Standard No. 95 “Statement of Cash Flows”.  Cash flows related to the operation of the Foreclosure Properties and other discontinued operations during 2007 were $8,415,000 provided by operating activities and $2,419,000 used in investing activities.  We have provided purchase financing to the buyers of the Foreclosure Properties and expect net cash flows from payments to us to be approximately $5,000,000 in 2008.

   The notes to the consolidated financial statements describe the significant transactions that impact our cash flows from operating, investing and financing activities.

  Operating Activities – Net cash provided by operating activities generally includes our net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment write-downs and recoveries, gains/losses on the disposition of assets and share-based compensation.  Net cash provided by operating activities was $66,529,000 in 2007 versus $57,805,000 in 2006, an increase of 15.1%.  Net cash provided by operating activities in 2007 consists net income of $96,435,000, and depreciation of $11,751,000, reduced primarily by loan and realty recoveries of $24,238,000, net gains on the disposition and deconsolidation of assets of $13,138,000, net gain on the sale of marketable securities of $1,029,000, working capital changes of $3,334,000, plus smaller items totaling $82,000.  Recoveries of amounts previously written down of $23,000,000 related to the prepayment in full of two mortgage loans and a recovery of $1,238,000 related to a final residual payment from a mortgage investment pool (see discussion below in Real Estate, Mortgage and Notes Receivable Write-downs/Recoveries).  Net gains on the disposition and deconsolidation of assets and cash deconsolidated from discontinued operations relate to the recording of the original sales of 16 former Foreclosure Properties, as the down payment and continuing investment criteria in SFAS 66 was met on December 31, 2007.  Working capital changes affecting cash were primarily due to the timing of collections of receivables, the payments of accounts payable and the decrease in accrued interest payable due to the payoff at par of the principal and interest on our $100 million unsecured public notes on July 16, 2007.

   Net cash provided by operating activities during 2006 of $57,805,000 consisted primarily of net income of $69,228,000, and depreciation and amortization of $12,026,000, reduced primarily by net loan and realty recoveries of $7,934,000.  Recoveries of amounts previously written down of $9,008,000 related to the mortgage loan payoffs of three borrowers and were offset by one loan write down of $1,074,000.  There was a net gain on the sale of real estate of $5,814,000 comprised of $5,690,000 related to the sale of two New Jersey facilities and $124,000 related to the sale of one Missouri facility.  There was a gain on the payoff of a note receivable of $1,015,000.  Cash used in other operating activities was primarily due to the timing of payments of accounts payable and the increase in capital improvement reserves.

   Net cash provided by operating activities during 2005 of $59,010,000 consisted primarily of net income of $54,408,000, depreciation of $12,855,000, loan and realty write-downs of $7,985,000, reduced primarily by gains on the sale of real estate of $2,552,000, and recoveries on the sale of marketable securities of $9,072,000.  The loan and realty write-downs consisted of $2,550,000 related to real estate and $5,435,000 related to mortgage loans.  Cash used in other operating activities was primarily due to the timing of payments of accounts payable and the increase in capital improvement reserves.

   Investing Activities - Net cash provided by investing activities was $21,431,000 in 2007 versus $51,170,000 in 2006, a decrease of 58.1%.  Collections and prepayments on mortgages and other notes receivable in 2007 was $59,118,000 and consisted of (1) collections of $5,681,000 as a result of the early payoff from one Florida-based nursing facility, (2) a $3,500,000 payoff of a short-term real estate loan, (3) collections of $44,192,000 in principal as a result of an early payoff from HSM of Texas, LLC (see discussion below in Real Estate, Mortgage and Notes Receivable Write-downs/Recoveries), and (4) $5,745,000 of routine collections.  Cash proceeds from the disposition of real estate amounted to $2,337,000 due primarily from the sale of the Milwaukee, Wisconsin facility of $2,288,000 and a partial land sale of $49,000.  The cash balance of the Foreclosure Properties deconsolidated at December 31, 2007 was $14,079,000.  During 2007, we made new investments in mortgage and other notes receivable of $9,716,000 due primarily to our investment in acquiring NHC’s interest in a loan receivable from a third party.  Sales of marketable securities included the cash proceeds of $1,007,000 from the sale of common shares of NHR in October 2007.  Purchases and other sales of marketable securities relate to transactions in an enhanced cash fund that is managed by a division of our largest depository bank.

   Cash flows provided from investing activities during 2006 of $51,170,000 included collections and prepayments on mortgage and other notes receivable totaling $36,517,000 which consisted of early payoffs of $19,664,000 from four borrowers and $16,853,000 of routine collections related to scheduled maturities and settlements of existing loans.  Dispositions of property and equipment provided $24,215,000 of cash flow related to the sale of two New Jersey facilities for $17,570,000 and a Missouri facility for $6,645,000.  Investments in mortgages and other notes receivable increased by $11,063,000 due primarily to the funding of a note receivable from NHR in the original amount of $10,450,000.  Purchases and sales of marketable securities pertained to our transactions in an enhanced cash fund investment.

   Cash flows provided by in investing activities in 2005 were $29,533,000 and included collections and prepayments of mortgage notes receivable of $9,916,000 and dispositions of property and equipment of $14,452,000.  Investments in real estate properties were $12,264,000, and funding of mortgage and other notes receivable were $22,079,000.  Our net investments in marketable securities increased by $39,508,000.

   Financing Activities - Net cash used in financing activities was $171,419,000 in 2007 versus $59,679,000 in 2006. Principal payments on debt included payoff at par of our $100 million unsecured public notes on July 16, 2007.  Cash paid in dividends were $67,439,000 and included a special dividend of $.45 per common share disbursed in January, 2007.

     Net cash used in financing activities in 2006 and 2005 consisted primarily of scheduled principal payments on debt of $3,760,000 and $37,180,000, respectively, and dividends paid to stockholders of $52,545,000 and $53,259,000, respectively.  In 2006, cash of $3,530,000 was used to repurchase and retire 146,200 shares of our common stock.

Liquidity

   At December 31, 2007, our liquidity is strong, with cash and highly-liquid marketable securities of $98,043,000 which is exclusive of $33,129,000 invested in an enhanced cash fund and in a separate investment management account (“IMA”) containing positions in most of the same underlying securities (discussed below).  We have a low level of debt at $9,512,000 and it is serviced through our normal operations.  Due to the payoff of our $100 million in unsecured public notes in 2007, our debt to book capitalization ratio has declined to 2.1%, the lowest level in our 16 year history.

   Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) continues to increase from our normal operating cash flows from core business investments in leases and mortgage notes as shown in our consolidated financial statements.  Our investment in the enhanced cash fund and separate IMA is not expected to have an affect on our ability to timely meet our obligations, to pay dividends to shareholders, or make prudent real estate investments when available (see discussion under Critical Accounting Policies above).

   We declared total annual dividends of $2.85 to shareholders of record in 2007, $2.37 to shareholders of record in 2006, and $1.80 to shareholders of record in 2005.  Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2007 and 2006 dividends declared included special dividends of $.85 and $.45 per common share, respectively.

Contractual Obligations and Contingent Liabilities

As of December 31, 2007, our contractual payment obligations and commitments were as follows:

Contractual Obligations					After
(in thousands)	Total	Year 1	Years 2-3	Years 4-5	5 Years
Debt principal	$ 9,512	$ 5,100	$ 3,432	$ 470	$ 510
Debt interest (a)	1,057	539	398	93	27
Loan commitments	167	167	-	-	-
Advisory fees to MAS	256	256	-	-	-
	$ 10,992	$ 6,062	$ 3,830	$ 563	$ 537

(a)

For variable rate debt, future interest commitments were calculated using interest rates existing at December 31, 2007.

Off Balance Sheet Arrangements

   We currently have no outstanding guarantees or letters of credit.  We will consider using financial derivative instruments to hedge interest rate exposure.  At December 31, 2007, we did not participate in any such financial instruments.

Commitments

   At December 31, 2007, we were committed, subject to due diligence and financial performance goals, to fund approximately $167,000 in health care real estate projects, all of which is expected to be funded within the next 12 months.  We currently have sufficient liquidity to finance current investments for which we are committed as well as to repay borrowings at or prior to their maturity.

Real Estate, Mortgage and Notes Receivable Write-downs (Recoveries)

   Our borrowers and tenants have experienced financial pressures and difficulties similar to those experienced by the health care industry in general since 1997.  Governments at both the federal and state levels have enacted legislation to lower or at least slow the growth in payments to health care providers.  Furthermore, the costs of professional liability insurance have increased significantly during this same period.

   A number of our facility operators and mortgage loan borrowers have experienced bankruptcy.  Others have been forced to surrender properties to us in lieu of foreclosure or for certain periods failed to make timely payments on their obligations to us.

   The following table summarizes our write-downs and recoveries for the last three years, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Write-downs (Recoveries)
(in thousands)	2007	2006	2005
Real estate	$ -	$ -	$ 2,550
Mortgages & Notes Receivable (net)	(24,238)	(7,934)	5,435
	$(24,238)	$(7,934)	$ 7,985

   During 2007, two mortgage notes receivable were paid off, resulting in recoveries of amounts previously written down of $23,000,000.  In addition, a recovery from a previous write down of our investment in a mortgage investment pool amounted to $1,238,000.  The early payoff of the HSM of Texas loan resulted in $21,300,000 of recoveries of amounts previously written down in 2000, 2001, and 2002 due to significant non-payment issues with the original borrower.  The original borrower and personal guarantor filed bankruptcy, then the facilities were sold to HSM of Texas.  The new owner significantly improved the operations of the facilities due in large part to increased reimbursement rates to long-term care centers by the State of Texas.  In 2007, HSM of Texas was able to obtain refinancing at a lower interest rate to pay off our notes.

   During 2006, three mortgage notes receivable were paid off, resulting in recoveries of amounts previously written down of $9,008,000. One working capital note with an outstanding balance of $1,074,000 was written down due to non-payment.

   During 2005, we recorded impairment losses of $2,550,000 and accrued maintenance expenses of $2,852,000 related to two Florida facilities.  We also recorded write downs of $5,435,000 to mortgage notes receivable from three borrowers.

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

Security Recoveries

   The following table summarizes our security recoveries for the last three years, recorded in accordance with the provisions of SFAS 115:

Recoveries
(in thousands)	2007	2006	2005
Securities	$ -	$ -	$5,022

Assisted Living Concepts, Inc. (ALC) common stock was called in January 2005 resulting in a gain of $9,072,000 which is included in non-operating income in the consolidated statements of income for 2005 described as $5,022,000 of security recoveries and $4,050,000 of realized gains.  These securities were previously identified as impaired in 2001.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

   In accordance with SFAS 144, the results of operations for facilities sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

   Net income for the year ended December 31, 2007 is $96,435,000 versus $69,228,000 in 2006, an increase of 39.3% due primarily to the recoveries in 2007 of amounts previously written down of $24,238,000 compared to $7,934,000 in 2006, and net gains on the disposition and deconsolidation of assets of $13,138,000 in 2007 compared to $5,814,000 in 2006 (described more fully below).  Fully diluted earnings per common share are $3.47 in 2007 versus $2.49 in 2006, an increase of $.98 or 39.3%.

   Total revenues for the year ended December 31, 2007 are $62,313,000 versus $61,262,000 in 2006, an increase of 1.7%.  Our revenues consist of mortgage interest income from our borrowers and rental income from leases of our owned facilities.  Mortgage interest income decreased $3,673,000 or 24.5% due to the increased collections and prepayments of our mortgage notes portfolio.  Collections and prepayments during 2007 were $59,118,000 versus $36,517,000 in 2006.  Mortgage interest income is expected to increase in 2008 as we anticipate collection of interest income on notes recorded on December 31, 2007 related to the sale of the Foreclosure Properties.  Rental income increased $4,724,000 or 10.2% due mainly to negotiating better lease terms with new and existing tenants of our facilities which accounted for $5,386,000, but was offset by the loss of $662,000 in rental income from the two New Jersey facilities sold in 2006.  The new master lease with NHC increased rental income by $2,391,000 during 2007.  Our lease with NHC includes an annual increase of 4% of the increase in each facility’s revenues over the 2007 base year.    We did not purchase or develop any new facilities during 2007 for which we could expect new rental income in 2008.

   Total expenses (excluding loan and realty recoveries which are required to be shown as reduction of expenses for financial statement purposes) are $20,851,000 for the year ended December 31, 2007 versus $22,817,000 for 2006, a decrease of 8.6% due primarily to lower interest expense.  For 2007, interest expense is $4,625,000 versus $8,126,000 in 2006, a decrease of 43.1%.  In July 2007, we paid in full our $100 million unsecured public notes having an interest rate of 7.3%.  Unless we increase our borrowings, we expect interest expense to decline further in 2008.  For 2007, legal expense is $1,079,000 versus $582,000 in 2006, an increase of 85.4% due to the consideration of various strategic alternatives to enhance stockholder value in our common shares.  Net loan and realty recoveries are reported as a decrease in expenses and amounted to $24,238,000 in 2007 as two mortgage notes receivable were paid off, the largest recovery of $21,300,000 being the payoff of the HSM-Texas note of $44,500,000.  Another recovery of $1,700,000 related to the payoff of a mortgage note of $5,721,000 from a former American Medical Associates facility in Florida.  A recovery from a previous write down of our investment in a mortgage investment pool amounted to $1,238,000.  Loan and realty recoveries of $9,008,000 in 2006 related to the payoff of three mortgage notes receivable, and were offset by a write down of $1,074,000 on a note receivable due to non-payment.  On December 3, 2007, we elected to become a self-managed REIT and notified our investment and administrative manager, MAS, of our intent to terminate our agreement effective March 31, 2008.  We incurred management fees to MAS of $3,625,000 in 2007 for their services.  While we currently expect to be able to operate with a similar cost structure for general and administrative services in 2008, our plans are not yet finalized and we are unable to predict such costs fully.

Non-Operating Income -

   Non-operating income primarily includes dividends and interest on our investments in cash and marketable securities and realized gains and losses on the sales of our marketable securities.  Non-operating income is $13,341,000 in 2007 versus $12,721,000, a 4.9% increase.  In October 2007, we realized a gain on the sale of our 111,800 shares of NHR common stock when NHR was acquired by NHC.  In exchange for each NHR share owned, shareholders received $9 cash plus NHC convertible preferred stock having a value of $13.66 per share.  In October 2006, the payoff of mortgage loans on two former American Medical Associates facilities resulted in a gain of $1,015,000.

Discontinued Operations -

   On December 31, 2007, we recognized the sale of the 16 foreclosure properties in New England, Missouri and Kansas and recorded mortgage notes receivable secured by the properties with a carrying value of $66,819,000.  The sale resulted in a net gain on sale and deconsolidation of $12,469,000.  The net carrying value of the assets and liabilities deconsolidated was $54,350,000.

   In May 2007, we completed the sale of a facility in Milwaukee, Wisconsin to a third party and recognized a gain on sale of $669,000.  Net proceeds were $2,288,000 and the carrying value of the property and equipment sold was $1,619,000.

   In May 2006, we sold the Regal and Royal nursing facilities in New Jersey for net cash proceeds of $17,570,000 and recognized a gain of $5,690,000.

   In March 2006, we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000.  This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility during 2006, we recognized the December 2004 sale of this property and recognized a $124,000 gain.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

   In accordance with SFAS 144, the results of operations for facilities sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

   Net income for the year ended December 31, 2006 was $69,228,000 versus $54,408,000 for the same period in 2005, an increase of 27.2% due primarily to net loan and realty recoveries of $7,934,000 versus net loan and realty losses of $10,837,000 in 2006.  Diluted earnings per common share increased $2.49 in 2007 versus $1.96 in 2006, an increase of 27%.

   Total revenues for the year ended December 31, 2006 were $61,262,000 versus $62,231,000 in 2005, a decrease of 1.5%.  Mortgage interest income decreased $3,245,000 or 17.8% due to the increased collections and prepayments of our mortgage notes portfolio. Collections and prepayments during 2006 were $36,517,000 versus $9,916,000 in 2006 due to scheduled maturities, settlements and early payoffs in our mortgage loan portfolio.  Revenues from rental income increased $2,276,000 or 5.2% in 2006 as compared to 2005 due primarily to the significant improvements in the operations of our owned facilities with one lessee who began to make monthly rent payments of $225,000 per month.

   Total expenses (excluding the effects of loan and realty recoveries and losses) for the year ended December 31, 2006 were $22,817,000 versus $22,934,000 in 2005, a slight decrease from the prior year.  Interest expense decreased $193,000 or 2.3% in 2006 as compared to 2005 primarily due to the payment of debt of $37,180,000 in 2005.  Net loan and realty recoveries are reported as a decrease in expenses and amounted to $7,934,000 in 2006 as a result of loan recoveries of amounts previously written down of $9,008,000 compared to net loan and realty losses of $10,837,000 in 2005.  Loan recoveries in 2006 were $9,008,000, less loan write-downs of $1,074,000 related to non-payment by one borrower.

Non-Operating Income -

   Non-operating income was $12,721,000 in 2006 versus $22,331,000 in 2005, a 43% decrease due primarily to two transactions.  In 2005, $4,525,000 of fire insurance proceeds and gains from the sale of real estate damaged in a fire was included in non-operating income.  In addition, a gain of $9,072,000 on the sale (as a result of merger) of ALC common stock for cash (described as $5,022,000 of security recoveries and $4,050,000 of realized gains) is included in non-operating income in 2005.

Discontinued Operations -

   In February 2005, a facility in Dallas, Texas, was sold for cash proceeds of $7,911,000 and a loss of $851,000 was recognized.  In January 2005, a facility in Charlotte was sold for cash proceeds of $3,571,000 and a gain was recognized of $1,624,000.

Funds From Operations

   Our funds from operations (“FFO”) on a diluted basis is $94,912,000 for the year ended December 31, 2007, versus $74,221,000 in 2006, an increase of 27.9%.  The increase in FFO was primarily due to an increase of $16,304,000 in loan and realty recoveries of amounts previously written down.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

   We believe that FFO is an important supplemental measure of operating performance for a real estate investment trust.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentation of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO.  The term FFO was designed by the real estate investment trust industry to address this issue.  Our measure may not be comparable to similarly titled measures used by other REITs.  Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs.  Since other REITs may not use our definition of FFO, caution should be exercised when comparing our FFO to that of other REITs.  Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

   We have complied with the SEC’s interpretation that recurring impairments taken on real property may not be added back to net income in the calculation of FFO.  The SEC’s position is that recurring impairments on real property are not an appropriate adjustment.

   The net gain on sale of real estate and the deconsolidation of the Foreclosure Property previously consolidated due to the requirements of SFAS 66 is not an element of FFO in 2007.

The following table reconciles net income to funds from operations:

Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2007	2006	2005

Net income	$96,435	$69,228	$54,408
Dividends to preferred stockholders	—	—	—
Net income available to common stockholders	96,435	69,228	54,408
Elimination of non-cash items in net income:
Real estate depreciation	8,788	7,623	8,346
Real estate depreciation in discontinued operations	2,869	3,184	3,172
Gain on partial land sale – continuing operations	(42)	—	—
Gain on dispositions and deconsolidation – discontinued operations	(13,138)	(5,814)	(2,554)
Basic funds from operations available to common stockholders	94,912	74,221	63,372

Interest on convertible subordinated debentures	—	—	81

Diluted funds from operations available to common stockholders	$94,912	$74,221	$63,453

Basic funds from operations per share	$ 3.43	$ 2.68	$ 2.29
Diluted funds from operations per share	3.42	2.67	2.28

Shares for basic funds from operations per share	27,703,464	27,744,868	27,699,887
Shares for diluted funds from operations per share	27,783,862	27,778,764	27,830,886

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

Impact of New Accounting Standards

   See Note 2 to the consolidated financial statements for the impact of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

   Our cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less.  Most of our mortgage and other notes receivable bear interest at fixed interest rates.  Our investment in preferred stock represents an investment in the preferred stock of another real estate investment trust and yields dividends at a fixed rate of 8.5%.  As a result of the short-term nature of our cash instruments and because the interest rates on our investments in notes receivable and preferred stock are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

   As of December 31, 2007, $9,512,000 of our debt bears interest at variable rates.  A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these debt instruments by $106,000.  A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these debt instruments by $106,000.

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

Equity Price Risk

   We consider our investments in marketable securities of $55,816,000 at December 31, 2007 as available-for-sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% change in quoted market prices would result in a related $5,582,000 change in the fair value of our investments in marketable securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

February 28, 2008

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

December 31,	2007	2006
Assets
Real estate properties:
Land	$ 26,314	$ 30,067
Buildings and improvements	283,093	346,033
Construction in progress	-	307
	309,407	376,407
Less accumulated depreciation	(121,952)	(141,208)
Real estate properties, net	187,455	235,199
Mortgage and other notes receivable, net	141,655	99,532
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	75,356	158,815
Marketable securities	55,816	44,463
Accounts receivable, net	1,899	8,871
Deferred costs and other assets	419	13,186
Total Assets	$ 500,732	$ 598,198
Liabilities
Unsecured public notes	$ -	$ 100,000
Notes and bonds payable	9,512	13,492
Accounts payable and other accrued expenses	7,434	23,685
Accrued interest	45	3,378
Dividends payable	37,466	25,809
Deferred income	137	163
Total Liabilities	54,594	166,527

Commitments and contingencies

Stockholders’ Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,752,239
shares, issued and outstanding	278	278
Capital in excess of par value	462,278	461,735
Cumulative net income	778,872	682,437
Cumulative dividends	(809,658)	(730,562)
Unrealized gains on marketable securities	14,368	17,783
Total Stockholders’ Equity	446,138	431,671
Total Liabilities and Stockholders’ Equity	$ 500,732	$ 598,198

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

Year Ended December 31	2007	2006	2005
Revenues:
Mortgage interest income	$ 11,308	$ 14,981	$ 18,226
Rental income	51,005	46,281	44,005
	62,313	61,262	62,231
Expenses:
Interest expense	4,625	8,126	8,319
Depreciation	9,143	8,442	8,966
Amortization of loan costs	75	135	174
Legal expense	1,079	582	570
Franchise, excise, and other taxes	273	204	595
General and administrative	5,656	5,328	4,310
Loan and realty losses (recoveries)	(24,238)	(7,934)	10,837
	(3,387)	14,883	33,771
Income before non-operating income	65,700	46,379	28,460
Non-operating income (investment interest and other)	13,341	12,721	22,331
Income from continuing operations	79,041	59,100	50,791
Discontinued operations
Income from operations - discontinued	4,256	4,314	2,844
Net gain on dispositions and deconsolidation	13,138	5,814	773
Income from discontinued operations	17,394	10,128	3,617
Net income	$ 96,435	$ 69,228	$ 54,408
Weighted average common shares outstanding:
Basic	27,703,464	27,744,868	27,699,887
Diluted	27,783,862	27,778,764	27,830,886
Earnings per share:
Basic:
Income from continuing operations	$ 2.85	$ 2.13	$ 1.83
Discontinued operations	.63	.37	.13
Net income per common share	$ 3.48	$ 2.50	$ 1.96
Diluted:
Income from continuing operations	$ 2.84	$ 2.13	$ 1.83
Discontinued operations	.63	.36	.13
Net income per common share	$ 3.47	$ 2.49	$ 1.96

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)
Year Ended December 31	2007	2006	2005
Cash flows from operating activities:
Net income	$ 96,435	$ 69,228	$ 54,408
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	11,751	12,026	12,855
Provision for loan and realty losses (recoveries)	(24,238)	(7,934)	7,985
Net gain on dispositions and deconsolidations of discontinued operations	(13,138)	(5,814)	(773)
Gain on asset disposals in non-operating income	(42)	—	(1,779)
Gain on notes receivable	(468)	(1,015)	—
Share-based compensation	543	519	—
Net realized gain and recovery on sales of marketable securities	(1,029)	—	(9,072)
Amortization of loan costs	75	135	174
Interest on debenture conversions	—	—	10
Deferred income	—	—	109
Amortization of deferred income	(26)	(217)	(252)
Changes in operating assets and liabilities:
Accounts receivable	(204)	(629)	476
Deferred costs and other assets	(618)	(3,057)	(4,142)
Accounts payable and other accrued expenses	821	(5,441)	(971)
Accrued interest	(3,333)	4	(18)
Net cash provided by operating activities	66,529	57,805	59,010
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(9,716)	(11,063)	(22,079)
Collection of mortgage and other notes receivable	9,245	16,853	4,492
Prepayment of mortgage notes receivable	49,873	19,664	5,424
Acquisition of and construction of real estate properties	(2,491)	(2,499)	(12,264)
Disposition of property and equipment	2,337	24,215	14,452
Cash balances deconsolidated from discontinued operations	(14,079)	—	—
Purchases of marketable securities	(351,747)	(478,176)	(474,750)
Sales of marketable securities	338,009	482,176	514,258
Net cash provided by investing activities	21,431	51,170	29,533
Cash flows from financing activities:
Payments on notes and bonds	(103,980)	(3,760)	(37,180)
Redemption of convertible subordinated debentures	—	(201)	—
Dividends paid to stockholders	(67,439)	(52,545)	(53,259)
Repurchase of common stock	—	(3,530)	—
Sale of common stock	—	357	2,350
Net cash used in financing activities	(171,419)	(59,679)	(88,089)
Increase (decrease) in cash and cash equivalents	(83,459)	49,296	454
Cash and cash equivalents, beginning of year	158,815	109,519	109,065
Cash and cash equivalents, end of year	$ 75,356	$158,815	$109,519

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

	NATIONAL HEALTH INVESTORS, INC.
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	(In thousands, except share and per share amounts)

						Unrealized
			Capital in			(Losses) Gains	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders’
	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
Balances at December 31, 2004	27,545,018	$275	$461,119	$558,801	$(614,786)	$20,130	$425,539
Comprehensive income:
Net income	-	-	-	54,408	-	-	54,408
Unrealized losses on marketable securities	-	-	-	-	-	(8,308)	(8,308)
Total comprehensive income	-	-	-	-	-	-	46,100
Shares repurchased and retired							-
Shares issued:
Stock options exercised	154,729	2	2,348	-	-	-	2,350
Shares issued in conversion of convertible debentures	130,692	1	922	-	-	-	923
to common stock
Cash dividends:
Dividends to common stockholders, $1.80 per share	-	-	-	-	(49,944)	-	(49,944)
Balances at December 31, 2005	27,830,439	278	464,389	613,209	(664,730)	11,822	424,968
Comprehensive income:
Net income	-	-	-	69,228	-	-	69,228
Unrealized gains on marketable securities	-	-	-	-	-	5,961	5,961
Total comprehensive income							75,189
Shares repurchased and retired	(146,200)	(1)	(3,529)	-	-	-	(3,530)
Shares issued:
Stock options exercised	15,000	-	357	-	-	-	357
Restricted stock	53,000	1	(1)	-	-	-	-
Share-based compensation	-	-	519	-	-	-	519
Cash Dividends:
Dividends to common stockholders, $2.37 per share	-	-	-	-	(65,832)	-	(65,832)

Balances at December 31, 2006	27,752,239	278	461,735	682,437	(730,562)	17,783	431,671
Comprehensive income:
Net income	-	-	-	96,435	-	-	96,435
Other comprehensive income:
Unrealized holding loss arising during period						(2,386)	(2,386)
Less: reclassification adjustment for gains included in net
income	-	-	-	-	-	(1,029)	(1,029)
Net loss recognized in other comprehensive income						(3,415)	(3,415)
Total comprehensive income							93,020
Compensation related items:
Share-based compensation	-	-	543	-	-	-	543
Cash Dividends:
Dividends to common stockholders, $2.85 per share	-	-	-	-	(79,096)	-	(79,096)
Balances at December 31, 2007	27,752,239	$ 278	$ 462,278	$778,872	$(809,658)	$ 14,368	$ 446,138

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

   National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation incorporated on July 24, 1991, is a real estate investment trust (“REIT”).  Our revenue is derived primarily from interest income on mortgage loans, rent generated on leased properties and income on other investments.  We invest in health care properties including long-term care centers, acute care hospitals, medical office buildings, assisted living facilities and retirement centers.  These properties are located in 17 states throughout the U.S. and are operated by qualified health care providers.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation - The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  Significant intercompany accounts and transactions have been eliminated.

   Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

   Real Estate Properties - We record properties at cost, including capitalized interest during construction periods.  We use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives as follows:

Buildings	40 years
Improvements	5 to 25 years

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), we evaluate the recoverability of the carrying values of its properties on a property-by-property basis.  On a quarterly basis, we review its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.  In accordance with SFAS 144, the results of operation of facilities sold have been reported in discontinued operations for the current and prior periods shown.  There is no change to reported net income for the prior periods as a result of this standard.

   Mortgage and Other Notes Receivable - In accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15” (“SFAS 114”), We evaluate the carrying values of its mortgage and other notes receivable on an instrument-by-instrument basis.  On a quarterly basis, we review our notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

Cash Equivalents - Cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

   Federal Income Taxes - We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our REIT taxable income to our stockholders and meet other requirements to continue to qualify as a REIT.  Accordingly, no provision for federal income taxes has been made in the consolidated financial statements.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

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

   Concentration of Credit Risks - Our credit risks primarily relate to cash and cash equivalents, investments in high yielding cash funds, and investments in preferred stock, mortgages and other notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that exceed federally-insured limits. We have not experienced any losses in such accounts.  Our mortgage and other notes receivable consists primarily of secured loans with health care facilities as discussed in Note 4.  The investment in preferred stock is in one entity as discussed in Note 6.  High yielding cash funds, also known as enhanced cash funds, are invested primarily in high-quality corporate debt, mortgage-backed securities, and asset-backed securities, as described in Note 7.

   Our financial instruments, principally our investments in preferred stock, marketable securities, and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable.  We obtain various collateral and other protective rights and continually monitor these rights in order to reduce such possibilities of loss.  We evaluate the need to provide for reserves for potential losses on our financial instruments based on management's periodic review of our portfolio on an instrument-by-instrument basis.  See Notes 4, 6, and 7 for additional information on notes receivable, investment in preferred stock, and investment in enhanced cash funds.

   Marketable Securities - Our investments in marketable securities are classified as available-for-sale securities.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders' equity in accordance with FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). We evaluate our marketable securities for other-than-temporary impairments consistent with the provisions of SFAS 115.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

   A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investment.

   Deferred Costs - Costs incurred to acquire financings are amortized by the effective interest method over the term of the related debt.

   Deferred Income - Deferred income primarily includes non-refundable loan commitment fees received by us, which are amortized into income by the effective interest method over the expected period of the related loans.  In the event that a potential borrower chooses not to borrow funds from us, the related commitment fees are recognized into income when the commitment expires.

   In management's opinion, these loan commitment fees approximate the loan commitment fees that we would currently charge to enter into similar agreements based on the terms of the agreements and the creditworthiness of the parties, and the committed interest rates are approximately the same as current levels of interest rates.

   Reclassifications – We have previously carried certain negative receivable balances in our consolidated balance sheet.  At December 31, 2007, we reclassified these amounts for all periods presented from accounts receivable to accounts payable and other accrued expenses, resulting in a net increase in total assets and total liabilities of $2,734,000 as of December 31, 2006.  The accompanying Consolidated Statements of Cash Flows have been reclassified to reflect these activities.

   At December 31, 2007, we determined that our investment in a privately-placed enhanced cash fund (which was historically classified as a cash equivalent in our consolidated balance sheet), should be classified as available-for-sale marketable securities.  Based on our re-evaluation of this investment, we have reclassified cash and marketable securities in our Consolidated Balance Sheet as of December 31, 2006 in the amount of $18,950,000.  The accompanying Consolidated Statements of Cash Flows has been adjusted to reflect the reclassification of purchases and sales of securities in this enhanced cash fund.

   Rental Income – Base rental income is recognized by us on a straight-line basis over the term of the lease. Under certain of our leases, we receive additional contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter.  We recognize contingent rent annually or quarterly, when, based on the actual revenues of the lessee, receipt of such income is assured since the target threshold has been achieved. Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under FASB Statement No. 13 “Accounting For Leases” (“SFAS 13”) to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.

   We identify leases as non-performing if a required payment is not received within 30 days of the date it is due.  Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the related cash is received.

   Mortgage Interest Income - Mortgage interest income is recognized by us based on the interest rates and principal amounts outstanding of the mortgage notes receivable.  Under certain of its mortgages, we receive additional contingent interest, which is based on the increase in the current year revenues of a borrower over a base year. We recognize contingent interest income annually when, based on the actual revenues of the borrower, receipt of such income is assured since the target threshold has been achieved.  We identify loans as non-performing if a required payment is not received within 30 days of the date it is due.  Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received.

   Investment Interest and Other Income - Investment interest and other income includes dividends when declared and interest when earned from investments in preferred stock and marketable securities, realized gains and losses on sales of marketable securities using the specific-identification method, interest on cash and cash equivalents and amortization of deferred income.

   Stock-Based Compensation – We account for stock-based compensation arrangements under FASB Statement 123 “Share-Based Payments” (“SFAS 123R”).  See Note 12 for additional disclosures about our stock-based compensation.

   Comprehensive Income – FASB Statement No. 130, "Reporting Comprehensive Income", requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the consolidated financial statements.  We report our comprehensive income in the consolidated statements of stockholders' equity.

   Segment Disclosures – FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information”, establishes standards for the manner in which public business enterprises report information about operating segments.  We are in the business of owning and financing health care properties.  We are managed as one reporting unit, rather than multiple reporting units, for internal purposes and for internal decision making.  Therefore, we have concluded that we operate as a single segment.

   New Accounting Pronouncements - In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 was adopted by us and became effective beginning January 1, 2007. The implementation of FIN 48 has not had a material impact on our consolidated financial statements.

   In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety. SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  We do not expect this new standard to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard amends FASB Statement No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; noncontrolling interests (formerly known as "minority interests" -- see SFAS 160 discussion above) will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  This statement also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, we are required to record and disclose business combinations, if any, following existing GAAP until January 1, 2009.  We have not concluded on the impact of this new standard on our consolidated financial statements.

NOTE 3. REAL ESTATE

The following table summarizes our real estate properties by type of facility and by state as of December 31, 2007 and 2006:

(Dollar amounts in thousands)

2007
			Buildings,
	Number		Improvements &		Mortgage
	of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 3,298	$ —
Arizona	1	453	6,678	2,055	1,590
Florida	4	2,306	37,437	20,374	641
Georgia	1	52	865	787	—
Idaho	1	122	2,491	768	—
Kansas	1	305	2,247	267	—
Kentucky	2	231	2,182	1,472	—
Missouri	5	1,165	23,070	13,255	1,725
South Carolina	3	572	11,527	7,727	—
Tennessee	20	1,835	41,297	25,769	—
Texas	8	2,280	47,409	9,560	—
Virginia	1	176	2,510	1,478	1,755
Total Long-Term Care	49	9,592	182,878	86,810	5,711

Acute Care:
Kentucky	1	540	10,163	4,116	—
Total Acute Care	1	540	10,163	4,116	—

Medical Office Buildings:
Florida	1	165	3,349	1,669	—
Illinois	1	—	1,925	505	—
Texas	2	631	9,677	4,016	—
Total Medical Office Buildings	4	796	14,951	6,190	—

Assisted Living:
Arizona	4	1,757	13,622	3,035	—
Florida	4	7,095	21,544	8,937	—
New Jersey	1	4,229	13,030	4,659	—
Pennsylvania	1	439	3,960	231	—
South Carolina	1	344	2,877	644	—
Tennessee	3	871	7,062	1,562	—
Total Assisted Living	14	14,735	62,095	19,068	—

Retirement Centers:
Idaho	1	243	4,182	1,265	—
Missouri	1	344	3,181	1,775	—
Tennessee	2	64	5,643	2,728	—
Total Retirement Centers	4	651	13,006	5,768	—
Total	72	$ 26,314	$ 283,093	$ 121,952	$ 5,711

2006
			Buildings,
	Number		Improvements &		Mortgage
	of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 3,197	$ —
Arizona	1	453	6,678	1,862	1,780
Florida	4	2,306	37,437	19,143	837
Georgia	1	52	865	754	—
Idaho	1	122	2,491	702	—
Kansas	7	658	12,931	2,446	—
Kentucky	2	231	2,182	1,387	—
Massachusetts	4	1,189	18,873	9,810	—
Missouri	8	1,515	29,224	13,860	2,225
New Hampshire	3	1,473	23,398	12,385	—
South Carolina	3	572	11,527	7,418	—
Tennessee	20	1,835	41,297	24,516	—
Texas	8	2,280	47,409	8,156	—
Virginia	1	176	2,510	1,407	2,100
Wisconsin	1	170	1,604	138	—
Total Long-Term Care	66	13,127	243,591	107,181	6,942

Acute Care:
Kentucky	1	540	10,163	3,804	—
Total Acute Care	1	540	10,163	3,804	—

Medical Office Buildings:
Florida	1	165	3,349	1,576	—
Illinois	1	—	1,925	451	—
Texas	2	631	9,677	3,737	—
Total Medical Office Buildings	4	796	14,951	5,764	—

Assisted Living:
Arizona	4	1,757	13,622	2,695	—
Florida	4	7,095	21,232	8,312	—
New Jersey	1	4,229	13,030	4,340	—
Pennsylvania	1	439	3,960	132	—
South Carolina	1	344	2,877	572	—
Tennessee	3	871	7,062	1,387	—
Total Assisted Living	14	14,735	61,783	17,438	—

Retirement Centers:
Idaho	1	243	4,182	1,154	—
Missouri	1	344	3,181	1,683	—
New Hampshire	1	218	2,846	1,618	—
Tennessee	2	64	5,643	2,566	—
Total Retirement Centers	5	869	15,852	7,021	—
Total	90	$ 30,067	$ 346,340	$ 141,208	$ 6,942

Certain of our real estate properties are pledged as collateral on individual mortgage notes payable, as noted in the tables above.

   The following table summarizes our real estate properties by leased facilities and operating foreclosure facilities at December 31, 2007 and 2006, respectively (in thousands):

	2007			2006
	Leased	Operating	Total	Leased	Operating	Total
Land	$ 26,314	$ -	$ 26,314	$ 26,491	$ 3,576	$ 30,067
Buildings and improvements	283,093	-	283,093	284,382	61,651	346,033
Construction in progress	-	-	-	2	305	307
	309,407	-	309,407	310,875	65,532	376,407
Less accumulated depreciation	(121,952)	-	(121,952)	(113,825)	(27,383)	(141,208)
Real estate properties, net	$187,455	$ -	$187,455	$197,050	$ 38,149	$235,199

Foreclosure Properties

   We have previously treated the New England, Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes.  With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.  All of the properties have been recognized as sold or disposed of for tax purposes.  However, as described below, the operations of the New England, Kansas and Missouri properties continued to be included in our consolidated financial statements until their sale for financial reporting purposes effective December 31, 2007.

   New England Properties - During 1999, we assumed the operations of seven New England facilities.  During 2001, we sold these properties to a not-for-profit entity and provided 100% financing consisting of 6.9% first mortgage proceeds totaling $40,526,000, maturing in August 2011.  For financial reporting purposes, we did not record the sale of the assets, and continued to record the results of operations of these properties each period up until December 31, 2007 as described below.  For tax reporting purposes, the sale had been recognized in 2001 with gain on sale to be recorded under the installment method as cash payments are received.  For financial reporting purposes, sale proceeds received from the buyer would be reported as a deposit until the down payment and continuing investment criteria of FASB No. 66, “Accounting for Sales of Real Estate” (“SFAS 66") were met, at which time we would report the sale under the full accrual method.  No installment payments had been made by the borrower.  On December 31, 2007, the criteria for recording the sale was met.  Net assets having a book value of $39,411,000 were deconsolidated, mortgage notes receivable of $40,526,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $1,115,000 and recorded in discontinued operations.  We received an irrevocable bank letter of credit from the borrower of $6,100,000 on December 31, 2007 to guarantee the down payment on the notes (which we received on January 18, 2008, along with an additional down payment of $8,900,000, all of which came from the borrower’s bank accounts) and a commitment from the borrower to make monthly principal and interest payments to us beginning in January 2008 in an annual amount aggregating $3,700,000 to amortize the loan.  Our continuing involvement with these facilities is solely as a creditor.  The facilities are currently managed by subsidiaries of NHC.

   The results of operations for the New England facilities have been reclassified to retroactively reflect the disposition of these facilities as discontinued operations for all periods presented.  Amounts included in operating income of discontinued operations and amounts included in the consolidated balance sheets applicable to the New England facilities are summarized as follows (in thousands):

	Year Ended December 31
Income Statement:	2007	2006	2005
Facility operating revenue	$57,869	$56,391	$53,304

Facility operating expenses	52,998	51,125	49,080
Interest expense	4	9	8
Depreciation	2,753	2,682	2,551
Total Expenses	55,755	53,816	51,639
Net income	$ 2,114	$ 2,575	$ 1,665

	December 31
Balance Sheet	2007	2006	2005
Real estate properties, net	$ -	$24,184	$25,969
Cash and cash equivalents	-	2,752	3,045
Accounts receivable, net	-	4,491	3,241
Other assets	-	12,083	9,157
Accounts payable and other accrued expenses	-	6,212	6,689

   Kansas and Missouri Properties - In July 2001, we assumed the operations of eight nursing homes in Kansas and Missouri and have included the operating results of these facilities in our consolidated financial statements since that date.  During 2004, we sold the properties to a not-for-profit entity for $26,293,000 and provided 100% financing.  Proceeds consisted of an 8.5% note for $16,513,000 maturing December 31, 2014 and a note for $9,780,000 with interest at 3% through December 31, 2007 and at prime plus 1% thereafter, maturing December 31, 2014.  For financial reporting purposes, we did not record the sale of the assets and continued to record the results of operations of these properties each period up until December 31, 2007 as described below.  For tax reporting purposes, the sale had been recognized in 2004 with gain on sale to be recorded under the installment method as cash payments are received. For financial reporting purposes, sale proceeds received from the buyer would be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 were met, at which time we would account for the sale under the full accrual method.  No installment payments had been made by the borrower.  On December 31, 2007, the criteria for recording the sale was met.  Net assets having a book value of $14,939,000 were deconsolidated, mortgage notes receivable of $26,293,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $11,354,000 and recorded in discontinued operations.  We received an irrevocable bank letter of credit of $4,100,000 on December 31, 2007 from the borrower to guarantee the down payment on the notes (which we received on January 18, 2008 from the borrower’s bank accounts) and a commitment from the borrower to make monthly principal and interest payments to us beginning in January 2008 in an annual amount aggregating $1,300,000 to amortize the loan.  Our continuing involvement with these facilities is solely as a creditor.  The facilities are currently managed by subsidiaries of NHC.

   In July 2001, we assumed the operations of a nursing facility known as Town & Country, Missouri.  During 2006, we received $5,482,000 in cash as full payment for sale of this facility.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  We originally sold the property in December 2004 to a not-for-profit entity and provided 100% financing.  As a result of having received final proceeds related to this facility, we recorded the December 2004 sale of this property and recognized a $124,000 gain in 2006.

   The results of operations for the Kansas and Missouri facilities have been reclassified to retroactively reflect the disposition of these facilities as discontinued operations for all periods presented.  Amounts included in operating income of discontinued operations and amounts included in the consolidated balance sheets applicable to the Kansas and Missouri facilities are summarized as follows (in thousands):

	Year Ended December 31
Income Statement:	2007	2006	2005
Facility operating revenue	$35,474	$35,331	$31,389

Facility operating expenses	33,295	33,498	30,373
Interest (income) expense	3	(4)	172
Depreciation	715	727	622
Total expenses	34,013	34,221	31,167
Net income	$ 1,460	$ 1,110	$ 222

	December 31
Balance sheet	2007	2006	2005
Real estate properties, net	$ -	$13,965	$20,544
Cash and cash equivalents	-	5,403	3,422
Accounts receivable, net	-	2,543	2,946
Other assets	-	371	492
Accounts payable and other accrued expenses	-	8,819	9,579

Impairment of Real Estate

   Marriott Senior Living Services - In July 2003, we reached an agreement with Marriott Senior Living Services (“Marriott”) to terminate their leases with us on four assisted living facilities, two of which are located in Florida, one in Texas and one in New Jersey.  The four facilities were leased to new operators.  The Dallas facility was sold in February, 2005.

   As a result of further defaults of covenants in the facility leases and continued deferred maintenance of the facilities, we recorded an impairment of $2,550,000 during 2005 on the two Florida facilities.  We had previously recorded an impairment of $5,400,000 during 2003 on one of the Florida facilities.  Further maintenance analysis resulted in the recording of an additional $2,852,000 of accrued maintenance expense in 2005 related to the two facilities.  Lease income of $2,477,000, $1,603,000, and

$1,582,000 was recognized on these facilities for the years ended December 31, 2007, 2006, and 2005, respectively.  We believe that the carrying amount of the remaining three properties at December 31, 2007 of $24,308,000 is recoverable.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

   The following is a summary of mortgage and other notes receivable by type (dollar amounts in thousands):

	December 31,
	2007	2006
Mortgage loans	$134,605	$90,782
Other loans - NHC	7,050	8,750
	$141,655	$99,532

   The following is a summary of the terms and amounts of mortgage and other notes receivable (dollar amounts in thousands):

Final	Number		Original Face
Payment	of		Amount of	December 31,
Date	Loans	Payment Terms in 2007	Mortgage	2007	2006
2008	1	Monthly payment of $398, including interest at 11.5%	$ 25,900	$ 26,518	$ 21,972
		Balloon payment due at maturity.

2009	1	Monthly payment of interest only at Prime plus 2.0%	300	132	119

2008	1	Monthly payment of $50, including interest at 10%.	5,196	3,949	4,130
		Balloon payment due at maturity.

2009	1	Monthly payment of $70, including interest at 9.5%	7,900	6,817	6,991
		Balloon payment due at maturity.

2009	1	Monthly payment of $46, including interest at 8%.	6,000	—	3,526
		Note B accrues interest at 6% with balance due at
		maturity.
2009, 2014	2	Monthly payment of $353, including interest at 10.5%	50,000	—	23,228
		on Note A and Prime Rate on Note B.
		Balloon payments due at maturity.

2013	1	Monthly payment of $22, including interest at 6.5%	5,158	869	933
		Balloon payment at maturity.

2010	1	Monthly payment of $120, including interest at 9.0%	12,162	8,628	8,784
		Balloon payment due at maturity.

2019	1	Monthly payment of interest only 9.0%	2,500	2,500	2,500

2027-2032	7	Monthly payments of $19 to $32, which include	20,774	18,373	18,599
		Interest ranging from 8.0 to 9.6%

2011	8	Monthly payments of $9 to $69, which include interest at 6.9%	40,526	40,526	—
		(An irrevocable letter-of-credit guaranteed $6.1 million of principal At December 31, 2007)

2014	8	Monthly payments of $8 to $25, which includes interest at 8.5%	26,293	26,293	—
		(An irrevocable letter-of-credit guaranteed $4.1 million of principal At December 31, 2007), and includes $9.7 million with interest at 3.0% due at maturity

Term Loans
2008	1	Monthly payment of interest only at LIBOR plus	10,450	7,050	8,750
		1% in addition to quarterly principal payments of
		$425.

			$ 213,159	$ 141,655	$ 99,532

   The mortgage notes receivable are generally first mortgage notes secured by the real estate of long-term health care centers, homes for the developmentally disabled, and assisted living facilities in the states of Florida, Georgia, Kansas, Massachusetts, Missouri, New Hampshire, Texas, and Virginia.

   The mortgage notes receivable are secured by first mortgages on the real property and UCC liens on the personal property of the facilities.  Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.

National HealthCare Corporation (“NHC”) – On May 4, 2007, we exercised our right to call NHC’s participation (approximately 22%) with us in a mortgage loan with a borrower in exchange for the payment in cash of $6,255,000 which represented NHC’s portion of the principal and interest outstanding on the loan.  At December 31, 2007, the remaining principal balance of the loan was $26,518,000.

On February 3, 2006, we purchased by assignment a $10,450,000 bank term loan owed by National Health Realty, Inc. (“NHR”), a publicly-held real estate investment trust that merged with NHC in October 2007 (see Note 7).  The assigned loan as amended requires monthly interest payments at the interest rate of 30-day LIBOR plus 1.00% (6.25% at December 31, 2007) and quarterly principal payments of $425,000.  The unpaid principal balance at December 31, 2007, of $7,050,000 was paid in full on January 3, 2008.

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

In December 2005, two of these facilities were sold by the Bankruptcy Trustee pursuant to a plan of liquidation.  Prior to the sale, we assigned our right to credit bid our mortgages to a third party operator who was the successful purchaser of these facilities.  We provided the purchaser with $4,000,000 of first mortgage financing and agreed to loan up to a total of $800,000 of working capital.  We had a first lien on all assets of the borrowers, including accounts receivable.

Effective July 1, 2006, two of the remaining properties were sold by the Bankruptcy Trustee to affiliates of the purchaser of the first two properties.  We provided the purchaser with long-term first mortgage financing totaling $12,162,000 collateralized by all four facilities and we received an option to purchase the facilities.  The note bears interest at 9% and matures July 1, 2016.  The commitment to loan working capital was reduced from $800,000 to $300,000 (working capital balance of $133,000 at December 31, 2007) and can be used by any of the four facilities.

  Prior to December 31, 2006, we gave notice to the purchasers of the four facilities of our intent to exercise its purchase option for the four facilities in the amount of $12,162,000.  On March 1, 2007, the election to purchase the four facilities was rescinded after a new financing agreement was finalized.  Under the new agreement, the $12,162,000 first mortgage was increased to $14,300,000 and the working capital loan was reduced to $300,000.  The first mortgage loan bears interest at 9%. Principal is amortized over a 25-year period and matures on January 31, 2010. The working capital loan bears interest at prime plus 2%, with principal due at maturity on January 1, 2009.  Management believes that the remaining carrying amount of the loans of $8,760,000 at December 31, 2007 is supported by the value of the underlying collateral.

Milwaukee South Healthcare, LLC – Management’s analysis of the future expected cash flows consistent with SFAS 114, payment history, historical occupancy and operating income of the facility resulted in a write-down in 2006 of $1,074,000 related to our working capital loan to the operator of this leased facility.  The carrying amount of the loan at December 31, 2006 was zero.  As described in Note 17, we sold this facility on May 1, 2007 to a third party and recognized a gain of $669,000.

Loan Recoveries

   American Medical Associates, Inc. (“AMA”) – On May 1, 2004, we provided financing to purchasers of three Florida-based nursing homes formerly owned by AMA and previously financed by us. The amount of the new mortgage loans totaled $14,450,000 and the notes were to mature May 14, 2009.  The notes were recorded net of the $5,200,000 recorded loss on notes to AMA in 2002.  Management’s analysis of future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in additional net impairments of $2,000,000 in 2005.  Loans secured by two of the properties were paid during 2006, inclusive of $4,935,000 in recoveries, and a gain of $1,015,000.

In March 2007, the remaining AMA mortgage loans secured by the last of three AMA properties were fully paid.  We received $5,721,000 in cash, representing the full principal balances and accrued interest on the loans. As a result, we recorded recoveries of $1,700,000 and a gain on settlement of the note of $468,000.

The average recorded investment in the AMA loans was $4,603,000 and $5,781,000 for the years ended December 31, 2007 and 2006, respectively.  The related amount of interest income recognized (representing cash received) on the loans was $72,000, $1,377,000 and $1,118,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Health Services Management of Texas LLC (“HSM”) - On July 11, 2007, we received payoff at par of a mortgage loan investment in the amount of $44,500,000.  The recovery of amounts previously written down related to this loan amounted to $21,300,000.

The average recorded investment in the HSM loan was $23,060,000 and $23,650,000 for the years ended December 31, 2007 and 2006, respectively.  The related amount of interest income recognized (representing cash received) on the loan was $2,575,000, $3,774,000, and $3,819,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

SouthTrust- On December 6, 2007, we received a final residual payment related to a mortgage pool investment.  The recovery of amounts previously written down related to this investment amounted to $1,238,000.  Recovery of any amounts previously written down had been highly doubtful.  There was no carrying value of this investment at any time during 2006 or 2007.

Miracle Hill Nursing and Convalescent Center (“Miracle Hill”) – In September 1996, we provided financing to Miracle Hill.  Management’s past analysis of the future expected cash flows consistent with SFAS 114, past, current and anticipated operating income of the project, and liquidity of the facility resulted in the recording of a $2,000,000 write-down of this mortgage loan in the second quarter of 2005. In November 2006, the Miracle Hill note matured and was fully paid off, at which time we recorded a loan recovery of $2,000,000.

The average recorded investment in the Miracle Hill loan was $2,194,000 for the year ended December 31, 2006. The related amount of interest income recognized (representing cash received) on the loan was $504,000 and $508,000 for the years ended December 31, 2006 and 2005, respectively.

Allgood HealthCare, Inc. (“Allgood”) – On July 1, 2006, one of the five original properties was sold to a third party operator by the Bankruptcy Trustee with us consenting to such sale.  We provided the purchaser with short-term mortgage financing totaling $5,692,000.  The note matured and was paid in full on December 31, 2006, at which time we recorded a loan recovery of $2,073,000.

Alachua and Oakview – In 2005, we recorded recoveries of amounts previously written down of $565,000 related to loans to two Florida facilities.

NOTE 5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We calculate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At December 31, 2007 and 2006, there were no material differences between the carrying amounts and fair values of our financial instruments.

NOTE 6. INVESTMENT IN PREFERRED STOCK

   In September 1998, we purchased two million shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into common stock at a 1:1 ratio.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  Dividend revenue amounted to $3,241,000 in 2007, 2006, and 2005, respectively.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security accounted for under Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and is recorded at cost in the consolidated balance sheets.  Amounts to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared. The carrying value of the preferred stock consists of its cost and was $38,132,000 at December 31, 2007 and 2006, respectively.

   In addition to its investment in the preferred stock of LTC, we hold 774,800 shares of common stock of LTC (with a fair value and carrying value of $19,409,000 and $21,160,000 at December 31, 2007 and 2006, respectively), which is included in marketable securities (See Note 7).

NOTE 7. INVESTMENT IN MARKETABLE SECURITIES

   Our investments in marketable securities include available-for-sale securities.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity in accordance with SFAS 115.  Realized gains and losses from securities sales are determined on the specific identification of the securities.

   Marketable securities consist of the following (in thousands):

December 31,	2007		2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale	$41,448	$55,816	$26,680	$44,463

   Gross unrealized gains and gross unrealized losses related to available-for-sale securities are as follows (in thousands):

	2007	2006
Gross unrealized gains	$ 14,785	$ 17,856
Gross unrealized losses	(417)	(73)
Total	$ 14,368	$ 17,783

   At December 31, 2007, available-for-sale marketable securities consist of the common stock of other publicly traded REITs having a fair value of $21,122,000, convertible preferred stock of NHC having a fair market value of $1,565,000, and investments in enhanced cash funds of $33,129,000.  None of these available-for-sale marketable securities have stated maturity dates.

   During 2007, 2006 and 2005, we received and recognized $5,103,000, $6,476,000, and $4,838,000, respectively, of dividend and interest income from our marketable securities.  Such income is included in non-operating income in the consolidated statements of income.

In October 2007, National Health Realty, Inc. (“NHR”) was merged into National HealthCare Corporation (“NHC”).  In exchange for each share of NHR stock owned, shareholders received $9 cash plus NHC convertible preferred stock valued at $13.66 per share.  At this date, we owned 111,800 shares of NHR common stock.  The realized gain of $1,266,000 was recorded in non-operating income.

   On December 10, 2007, we were notified by Bank of America that its largest, privately-placed, enhanced cash fund called Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007 and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 to a separate investment management account (“IMA”) and cash redemptions of principal totaling $4,665,000.  Prior to December 31, 2007, realized losses on the distribution and redemption of securities and cash amounted to $236,000.  At December 31, 2007, the fair market value of our investment in the Fund was estimated to be $18,835,000 and the fair market value of our investment in the separate IMA was estimated to be $14,294,000 for a total of $33,129,000.  Unrealized losses measured as the difference between fair market value and our original investment, at cost, amounted to $329,000.

   Management had previously classified investments in the enhanced cash fund as cash equivalents due to the characteristics of the Fund as being highly liquid, and transactions between the Fund and our bank operating account being settled the same day.  Due to the event described above, management re-evaluated the nature of the investment, and determined that the investment should be reclassified as available-for-sale marketable securities for all periods presented in the consolidated financial statements.

NOTE 8. NOTES AND BONDS PAYABLE

Debt consists of the following:

	Weighted
	Average	Final	Principal Amount
December 31,	Interest Rate	Maturities	2007	2006
Unsecured public notes, interest payable	Fixed,	2007	$ -	$100,000,000
semi-annually, principal due at maturity	7.3%

First mortgage revenue bonds, principal payable	Variable, 5.6%	2008 to 2014	5,711,000	6,942,000
in periodic installments, interest payable monthly

Senior notes, principal and interest	Variable, 5.8%	2009	3,801,000	6,550,000
payable quarterly
			$ 9,512,000	$113,492,000

   The 7.3% unsecured notes (the “Notes") totaling $100 million matured on July 16, 2007 and were fully paid off in cash at no gain or loss. The Notes were senior unsecured obligations of ours and ranked equally with our other unsecured senior debt.

   Certain debt agreements require maintenance of specified financial ratios.  We have met all such covenants as of December 31, 2007.

   The aggregate principal maturities of all debt as of December 31, 2007 are as follows:

2008	$ 5,100,000
2009	1,616,000
2010	1,816,000
2011	230,000
2012	240,000
Thereafter	510,000
$ 9,512,000

NOTE 9. CONVERTIBLE SUBORDINATED DEBENTURES

   2000 Senior Debentures - Through a rights offering to its common stockholders on December 29, 2000, we issued $20,000,000 of senior subordinated convertible debentures (the “2000 senior debentures”) due on January 1, 2006.  The 2000 senior debentures paid interest at the greater of the prime rate plus 1% or 9%.  All outstanding debentures were redeemed on January 1, 2006.

NOTE 10. COMMITMENTS AND CONTINGENCIES

   At December 31, 2007, we were committed, subject to due diligence and financial performance goals, to fund approximately

$167,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.  The commitments include additional mortgage investments for four long-term health care centers at interest rates of prime plus 2.0%.

   We believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders.  This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

   The Health Care Facilities are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of any pending proceedings would have no material adverse effect on our financial position, operations and cash flows.

NOTE 11. LIMITS ON COMMON STOCK OWNERSHIP

   Our charter limits the percentage of ownership that any person may have in the outstanding securities of the Company to 9.9% of the total outstanding securities.  This limit is a provision of our charter and is necessary in order to reduce the possibility of our failing to meet the stock ownership requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended.

NOTE 12. STOCK-BASED COMPENSATION

   Effective January 1, 2006, we adopted FASB No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all awards granted to employees prior to January 1, 2006 that remained unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”) and related interpretations in accounting for our employee stock benefit plans.  Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated.

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

   In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of December 31, 2007, 1,358,800 shares are available for future grants under this plan.  The restricted stock granted in 2006 vests over five years and the options granted in 2007 and 2006 have varied vesting periods up to five years.  The term of the options outstanding under the 2005 Plan is five years from the date of grant.

   The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of December 31, 2007, no shares are available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

   The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $543,000 and $519,000 for the years ended December 31, 2007 and 2006, respectively, consisting of $327,000 and $345,000 for restricted stock and $216,000 and $174,000 for stock options which is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

   The weighted average fair value per share of options granted was $2.59 and $1.95 for 2007 and 2006, respectively.  For purposes of pro forma disclosures of 2005 net income and earnings per share as required by SFAS 123(R), as amended, the estimated fair value of the options is amortized to expense over the requisite service period.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2007 and 2006:

	2007	2006	2005
Dividend yield	8.32%	8.71%	8.80%
Expected volatility	20.42%	22.93%	21.69%
Expected lives	2.5 years	2.7 years	5 years
Risk-free interest rate	4.64%	4.83%	3.81%
Expected forfeiture rate	0.00%	0.00%	0.00%

Stock Option Activity

The following table summarizes option activity:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
December 31, 2004	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
				(in thousands)
Outstanding December 31, 2004	226,729	17.08
Options granted under 1997 Plan	63,000	26.20
Options exercised under 1997 Plan	(154,729)	15.19
Outstanding December 31, 2005	135,000	23.50
Options granted under 2005 Plan	86,000	25.32
Options granted under 1997 Plan	60,000	23.79
Options exercised under 1997 Plan	(15,000)	23.79
Outstanding December 31, 2006	266,000	24.14
Options granted under 1997 Plan	57,800	34.25
Options granted under 2005 Plan	2,200	34.25
Outstanding December 31, 2007	326,000	$26.00	2.787	$ 619

Exercisable December 31, 2007	260,332	$26.20	2.649	$ 443

			Remaining
Grant	Options	Exercise	Contractual
Date	Outstanding	Price	Life in Years
4/24/03	30,000	$16.35	0.333
4/20/04	45,000	$23.90	1.083
5/3/05	60,000	$26.78	2.417
3/9/06	50,000	$26.10	3.167
5/1/06	11,000	$23.62	3.333
5/2/06	45,000	$23.79	3.333
7/21/06	25,000	$24.50	3.500
5/16/07	60,000	$34.25	4.417
	326,000		2.787

   The weighted average remaining contractual life of all options outstanding at December 31, 2007 is 2.787 years.  Our stockholders have authorized an additional 1,684,800 shares of common stock that may be issued under the share-based payments plans.

   At December 31, 2007, there were outstanding unvested options to purchase 65,668 shares with a weighted average grant date fair value of $2.05 per share.  As of December 31, 2007, we had $54,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2008-$37,000; 2009-$12,000; 2010-$4,000; and 2011-$1,000.

   The closing market price of our common stock at December 31, 2007 was $27.90 per share.  The intrinsic value of total options outstanding at December 31, 2007 was $1.90 per share or $619,000.  The intrinsic value of options exercisable at December 31, 2007 was $1.70 per share or $443,000.

Restricted Stock Activity

The following table summarizes restricted stock activity:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Grant Price	Contractual Life (Years)	Intrinsic Value
				(in thousands)
Restricted Stock granted in 2006 under 2005 Plan and Non-vested at December 31, 2006	53,000	$ 25.96
Non-vested at December 31, 2007	48,700	n/a	2.646	$ 1,359
Vested December 31, 2007	4,300	n/a	—	120

			Remaining
Grant	Shares	Grant	Contractual
Date	Outstanding	Price	Life in Years
3/9/06	50,000	$26.10	2.645
5/2/06	3,000	$23.62	2.667
	53,000

   The weighted average remaining contractual life of all restricted shares outstanding at December 31, 2007 is 2.646 years.  The closing market price of our common stock at December 31, 2007 was $27.90 per share, which is the implied intrinsic value of the restricted stock.

   At December 31, 2007, we had $704,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized over the following periods: 2008-$261,000; 2009-$220,000; 2010-$191,000; and 2011-$32,000.

Prior Period Presentations

   Prior to 2006, our share-based compensation plan was accounted for using the intrinsic value method prescribed in APB No. 25 and related Interpretations.  No share-based compensation was reflected in net income for the year ended December 31, 2005. All stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no restricted stock grants issued prior to this year.  Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123(R), our 2005 net income and basic and diluted net income per share would have been changed to amounts indicated below:

2005
(dollars in thousands, except per share amounts)
Net income - as reported	$54,408
Less compensation cost that would be
recognized under fair value method	(112)
Net income - pro forma	$54,296

Net earnings per share - as reported
Basic	$ 1.96
Diluted	$ 1.96

Net earnings per share - pro forma
Basic	$ 1.96
Diluted	$ 1.95

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

(in thousands)
Years Ended December 31,	2007	2006	2005
Cash payments for interest expense	$ 7,860	$ 7,368	$ 7,444
During 2005, $915 of convertible
subordinated debentures were converted
into 130,692 shares of NHI’s common stock
Convertible subordinated debentures	$ —	$ —	$ (915)
Financing costs	—	—	2
Accrued interest	—	—	(10)
Common stock	—	—	1
Capital in excess of par value	—	—	922

   As described in Note 3, on December 31, 2007, we recorded the previous sale of 16 facilities that were, prior to that time, required to be consolidated into our financial statements under the requirements of SFAS 66 since they previously did not qualify as a sale for financial reporting purposes.  Accounts increased (decreased) as follows:

(in thousands)
As of Ended December 31,	2007
Mortgage notes receivable, net	$66,819
Real estate properties, net	(36,857)
Accounts receivable, net	(7,176)
Deferred costs and other assets	(13,310)
Accounts payable and other accrued expenses	(17,072)

NOTE 14. EARNINGS PER SHARE

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

   The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

Year Ended December 31,	2007	2006	2005
BASIC:
Weighted average common shares outstanding	27,703,464	27,744,868	27,699,887

Income from continuing operations available
to common stockholders	$79,041	$59,100	$50,791
Discontinued operations	17,394	10,128	3,617

Net income available to common stockholders	$96,435	$69,228	$54,408

Income from continuing operations per
common share	$ 2.85	$ 2.13	$ 1.83
Discontinued operations per common share	.63	.37	.13
Net income per common share	$ 3.48	$ 2.50	$ 1.96
DILUTED:
Weighted average common shares	27,703,464	27,744,868	27,699,887
Stock options	58,954	28,415	29,604
Restricted stock shares	21,444	5,481	—
Convertible subordinated debentures	—	—	101,395
Average dilutive common shares outstanding	27,783,862	27,778,764	27,830,886

Income from continuing operations	$79,041	$59,100	$50,791
Interest on convertible subordinated debentures	—	—	81
Income from continuing operations
available to common stockholders	79,041	59,100	50,872
Discontinued operations	17,394	10,128	3,617
Net income available to common stockholders
assuming conversion of convertible subordinated
debentures to common stock, if dilutive	$96,435	$69,228	$54,489

Income from continuing operations per
common share	$ 2.84	$ 2.13	$ 1.83
Discontinued operations per common share	.63	.36	.13
Net income per common share	$ 3.47	$ 2.49	$ 1.96
Incremental shares excluded since anti-dilutive:
Stock options	4,936	50,000	—

   In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per share since inclusion of these incremental shares in the calculation would have been anti-dilutive.

NOTE 15. COMMON STOCK DIVIDENDS (Unaudited)

   Dividend payments per share to common stockholders are characterized in the following manner for tax purposes in 2007:

Dividend	Taxable as	Taxable as	Unrecaptured
Payment	Ordinary	Capital	Section 1250
Date	Income	Gain	Gain (1)	Totals

May 10, 2007	$ .477604	$.022396	$.000922	$ .500
August 10, 2007	.477604	.022396	.000922	.500
November 9, 2007	.477604	.022396	.000922	.500
January 31, 2008	1.327603	.022397	.000923	1.350
	$2.760415	$.089585	$.003689	$2.850

(1) These amounts are included in the capital gain.

NOTE 16. RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

Leases

   Lease extension - On December 27, 2005, under an amendment to the master lease, NHC exercised its option to extend the existing lease on 41 properties for the second renewal term.  The 41 properties include 4 centers leased to other parties, the lease payments of which are guaranteed to us by NHC under the Master Lease.  The 15-year lease extension began January 1, 2007, and includes 3 additional 5-year renewal options, each at fair market value.  Under the terms of the lease, base rent for 2007 totaled $33,700,000 with rent thereafter escalating by 4% of the increase in facility revenue over a 2007 base year.  The lease was scheduled to expire on December 31, 2006 unless extended by NHC.  The terms of the existing lease remained in place for 2006, as discussed below.

   Initial lease - On October 17, 1991, concurrent with NHC's conveyance of real property to us, we leased to NHC 40 long-term care facilities and 3 retirement centers.  Each lease was for an initial term expiring December 31, 2001, with two additional five-year renewal terms at the option of NHC, assuming no defaults.  During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term.  We account for this lease as an operating lease.

   During the initial term and the first renewal term ended on December 31, 2006, NHC was obligated to pay annual base rent on all 41 facilities of $15,238,000.  The leases also obligated NHC to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject.  Payments for debt previously serviced were required for the shorter of the remaining life of the mortgage or lease term.

   In addition to base rent and debt service rent, NHC paid percentage rent to us equal to 3% of the increase in the gross revenue of each facility through December 31, 2006.  Effective January 1, 2000, we amended our lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases.  We recognized $4,829,000 and $4,525,000 of percentage rent from NHC during 2006 and 2005, respectively.  There was no percentage rent recognized in 2007.

   Each lease with NHC is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities.  NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

   One of our owned nursing home properties, leased to a subsidiary of NHC and located in Nashville, Tennessee, was damaged by fire on September 25, 2003 which resulted in the loss of life or critical injury to a number of patients.  The lease required NHC to indemnify and hold us harmless from any and all demands and claims arising from its use of the property.

   A provision of the lease allowed that if substantial damage occurred during the lease term, NHC could terminate the lease with respect to the damaged property.  During October 2004, NHC exercised its right to terminate the lease on the Nashville facility.  The lease termination entitled us to receive all property insurance proceeds paid as a result of the fire.  We retained the right to the bed license following lease termination.  Prior to the fire, we received annualized rent of $250,000 per year on the Nashville facility.  We received $2,654,000 in insurance proceeds in 2005.  We sold the Nashville facility in May 2005 (See Note 17).

   Our rental income was $51,005,000 ($33,700,000 from NHC) in 2007; $46,281,000 ($31,309,000 from NHC) in 2006; and $44,005,000 ($33,328,000 from NHC) in 2005.

   During 2000, NHC subleased four Florida facilities to unrelated third parties.  Although NHC’s rent obligations pursuant to the master lease were unchanged, NHC received a credit for rents paid to us on the 4 subleased Florida centers by the current lessees.

   Future minimum lease payments - At December 31, 2007, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases are as follows:

	NHC	Others	Total
2008	$33,700,000	$14,926,000	$48,626,000
2009	$33,700,000	$13,031,000	$46,731,000
2010	$33,700,000	$8,762,000	$42,462,000
2011	$33,700,000	$6,838,000	$40,538,000
2012	$33,700,000	$5,135,000	$38,835,000
Thereafter	$303,300,000	$16,709,000	$320,009,000

Advisory Agreements

   Management Advisory Source, LLC - Effective November 1, 2004, we assigned our Advisory Agreement with NHC to a new company, Management Advisory Source, LLC (“MAS”), formed by our President and Board Chairman W. Andrew Adams. Pursuant to this agreement, services related to investment activities and day-to-day management and operations are provided to us by MAS.  Accordingly, MAS is subject to the supervision of and policies established by our Board of Directors. We have no ownership in MAS. The expense recorded under the Advisory Agreement was approximately $3,625,000, $3,499,000 and $3,599,000 in 2007, 2006 and 2005, respectively. We believe it to be in our best interest to accentuate our independence from NHC, its largest tenant.  Therefore, Mr. Adams assumed the responsibilities of the Advisory Agreement.  To assure independence from NHC, Mr. Adams resigned as CEO of NHC and terminated his managerial responsibilities with NHC in 2004.  From November 1, 2004 to October 1, 2006, Mr. Adams outsourced non-managerial functions of the Advisory Agreement such as payroll processing, accounting, financing and the like to NHC. Effective October 1, 2006, MAS began to provide these services. Mr. Adams has remained as NHC Board Chairman, focusing on strategic planning, but has no management involvement with NHC.  On December 3, 2007, we elected to become a self-managed REIT with our own management reporting directly to the Board of Directors.  We notified MAS of our intent to terminate the Advisory Agreement effective March 31, 2008.  On January 29, 2008, we received notice from Mr. Adams that he intends to resign as President effective March 31, 2008.  Mr. Adams will remain with us as both a director and as Chairman of the Board of Directors.

   NHC – Since its inception until November 1, 2004, we had an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations were provided to us by NHC.  As Advisor, NHC was subject to the supervision of and policies established by our Board of Directors.  For its services under the Advisory Agreement, NHC was entitled to annual compensation of $2,383,000 in 2004.  The annual compensation was reduced by any compensation paid by us to our executive officers, if any, and could be deferred under certain circumstances.

   Facility Management Services - Subsidiaries of NHC manage foreclosure properties for management fees equal to a weighted average of 5.35% of net revenues of the foreclosure properties.  Management fees totaled $5,022,000, $4,903,000, and $5,045,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

   Ownership of Common Stock - At December 31, 2007, NHC owned 1,630,462 shares of our common stock.  At December 31, 2007, we owned 111,800 shares of NHC convertible preferred stock.

NOTE 17. DISCONTINUED OPERATIONS

   Foreclosure Properties - As described in Note 3, on December 31, 2007, we recognized the sale of the 16 foreclosure properties and recorded mortgage notes receivable secured by the properties with a carrying value of $66,819,000.  The transition resulted in a net gain on sale and deconsolidation of $12,469,000.  The net carrying value of the assets and liabilities deconsolidated was $54,350,000.

   Milwaukee South Healthcare Center - In May 2007, we completed the sale of a facility in Milwaukee, Wisconsin to a third party and recognized a gain on sale of $669,000.  Net proceeds were $2,288,000 and the carrying value of the property and equipment sold was $1,619,000.

   Regal and Royal Healthcare - In May 2006, two New Jersey nursing facilities were sold generating net cash proceeds of $17,570,000 and a gain recognized of $5,690,000.

   Town and Country - In March 2006, we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility during 2006, we recognized the December 2004 sale of this property and recognized a $124,000 gain.

   Marriott Senior Living – In February 2005, a facility in Dallas, Texas, was sold for cash proceeds of $7,911,000 and a loss of $851,000 was recognized.

   Manor House of Charlotte – In January 2005, a facility in Charlotte was sold for cash proceeds of $3,571,000 and a gain was recognized of $1,624,000.

   For 2007, 2006 and 2005, we have reclassified the operations, including the net gain on the sale of these facilities, as discontinued operations in accordance with SFAS 144.  Income from discontinued operations related to these facilities is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Revenues:
Rental income	$ 667	$ 662	$ 1,786
Facility operating revenue	93,383	91,529	93,410
	94,050	92,191	95,196
Expenses:
Interest	7	5	237
Depreciation	3,485	3,584	3,889
Franchise, excise, and other taxes	-	26	27
Facility operating expenses	86,302	84,262	88,199
	89,794	87,877	92,352
Operating income	4,256	4,314	2,844
Gain on sale of assets	13,138	5,814	773
Total discontinued operations	$ 17,394	$ 10,128	$ 3,617

Discontinued operations per common share:
Basic	$ .63	$ .37	$ .13
Diluted	$ .63	$ .36	$ .13

NOTE 18. NON-OPERATING INCOME

Non-operating income is outlined in the table below:

	Year Ended December 31
	2007	2006	2005
	(in thousands)
Dividends	$ 4,654	$ 4,626	$ 4,521
Equity in income - investees	—	26	—
Realized gains on sales of securities	1,029	—	4,050
Recovery of securities written down	—	—	5,022
Interest income	7,066	6,889	4,049
Gain on settlement of notes receivable	468	1,015	—
Insurance proceeds and gain on sale of Nashville facility	—	—	4,433
Other	124	165	256
	$13,341	$12,721	$22,331

   Nashville Facility - During October 2004, a subsidiary of NHC exercised its right to terminate the lease on one of our owned nursing home properties located in Nashville, Tennessee that was damaged by a fire on September 25, 2003.  The lease termination entitled us to receive all property insurance proceeds paid as a result of the fire.  We retained the right to the bed license following lease termination.  Prior to the fire, we received annualized rent of $250,000 per year on the Nashville facility.  In 2005, we received $2,654,000 in insurance proceeds and sold the Nashville facility in May 2005 for net cash proceeds of $2,971,000, resulting in a gain of $1,779,000.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except per share amounts).

	1st	2nd	3rd	4th
2007	Quarter	Quarter	Quarter	Quarter
Net Revenues	$15,487	$16,224	$15,589	$15,013

Non-operating income	3,694	3,390	2,720	3,537
Income from continuing operations	14,661	13,143	35,419	15,818
Discontinued operations -
Income from operations - discontinued	820	1,169	1,119	1,148
Net gain on dispositions and deconsolidation	—	669	—	12,469

Net income	15,481	14,981	36,538	29,435

Earnings per share:
Basic:
Income from continuing operations	.53	.47	1.28	.57
Discontinued operations	.03	.07	.04	.49
Net income per common share	.56	.54	1.32	1.06

Diluted:
Income from continuing operations	.53	.47	1.27	.57
Discontinued operations	.03	.07	.04	.49
Net income	.56	.54	1.31	1.06

2006
Net Revenues	$15,237	$15,817	$14,755	$15,453

Non-operating income	2,402	2,822	3,170	4,327
Income from continuing operations	12,192	13,078	12,380	21,450
Discontinued operations -
Income from operations - discontinued	304	1,012	999	1,999
Net gain on sale of real estate	124	5,690	—	—

Net income	12,620	19,780	13,379	23,449

Earnings per share:
Basic:
Income from continuing operations	.43	.47	.44	.78
Discontinued operations	.02	.24	.04	.07
Net income per common share	.45	.71	.48	.85

Diluted:
Income from continuing operations	.43	.47	.44	.78
Discontinued operations	.02	.24	.04	.06
Net income	.45	.71	.48	.84

   Certain quarterly financial information shown above differs from amounts previously reported in the Forms 10-Q and Form 10-K for those periods due to reclassifications to retroactively reflect the dispositions of certain facilities as discontinued operations for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A. CONTROLS AND PROCEDURES.

   Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2007, the CEO and principal accounting officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.  No change in our internal control over financial reporting occurred during our last fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. The Company’s independent auditors, BDO Seidman, LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

   We have audited National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Health Investors, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

   In our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

   We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Investors, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

February 28, 2008

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

   Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting, which we will file within 120 days of the end of the fiscal year to which this report relates.

   We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual.  Additionally, we have filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2007, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

   Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

   Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

   Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting, which we will file within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements

	The Consolidated Financial Statements are included in Item 8 and are filed as part of this report.

	(2)	Financial Statement Schedules

	The Financial Statement Schedules and Report of Independent Registered Public Accounting Firm on Financial Statement Schedules listed in Exhibit 13.

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
Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Andrew Adams	Chairman of the Board and	February 28, 2008
W. Andrew Adams	Chief Executive Officer
(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 28, 2008
Roger R. Hopkins	(Principal Accounting Officer)

/s/ Richard F. LaRoche, Jr.	Director	February 28, 2008
Richard F. LaRoche, Jr.

/s/ Robert A. McCabe, Jr.	Director	February 28, 2008
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 28, 2008
Robert T. Webb

/s/ Ted H. Welch	Director	February 28, 2008
Ted H. Welch

NATIONAL HEALTH INVESTORS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference
to Exhibit 3.1 to Form S-11
Registration Statement
No. 33-41863

3.2	Bylaws	Incorporated by reference
to Exhibit 3.2 to Form S-11
Registration Statement
No. 33-41863

4.1	Form of Common Stock Certificate	Incorporated by reference
to Exhibit 39 to Form S-11
Registration Statement
No. 33-41863

4.2	Form of Preferred Convertible	Incorporated by reference
	Stock Certificate	to Exhibit 60 to Form S-3
Registration Statement
No. 33-72370

4.3	Form of Debenture due 2006	Incorporated by reference
	(10%)	to Exhibit 38 to Form S-11
Registration Statement
No. 33-41863

4.4	Form of Indenture Governing	Incorporated by reference
	the Debentures	to Exhibit 4.3 to Form S-4
Registration Statement No.
33-41863

4.6	Form of Debenture due 2006	Incorporated by reference
	(7%)	to Exhibit 1 to Form S-3
Registration Statement
No. 33-72370

4.7	First Supplemental Indenture	Incorporated by reference
	Dated December 15, 1995	to Exhibit 4.7 to Form 10-K
dated February 26, 1996

10.1	Material Contracts	Incorporated by reference
from Exhibits 10.1 thru
10.9 to Form S-4 Registration
Statement No. 33-41863

10.2	Amendment No. 5 to Master Agreement to Lease dated	Incorporated by reference to
	December 27, 2005, effective January 1, 2007.	Exhibit 10.2 to Form 10-K
dated March 10, 2006

10.3	Advisory, Administrative Services and Facilities Agreement	Incorporated by reference to
	between National Health Investors, Inc. and Management Advisory	Exhibit 10.3 to Form 10-K
	Source, LLC dated November 1, 2004	dated March 10, 2006

10.4	1991 Stock Option Plan	Incorporated by reference
from Exhibit 10.12 to Form
S-4 Registration No. 33-41863

10.5	1997 Stock Option Plan	Incorporated by reference from
the 1997 Proxy Statement as
filed

10.6	2005 Stock Option Plan	Incorporated by reference from
Exhibit 4.10 to the Company’s
registration statement on Form S-8
filed August 4, 2005.

13	Financial Statement Schedules	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section	Filed Herewith
1350 by Chief Executive Officer and
Principal Accounting Officer