Form 10-Q
period 2008-03-31
NATIONAL HEALTH INVESTORS INC
filed 2008-05-07
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer X	Accelerated filer
Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

There were 27,812,657 shares of common stock outstanding of the registrant as of April 30, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	March 31,	December 31,
	2008	2007
Assets	(unaudited)
Real estate properties:
Land	$ 26,314	$ 26,314
Buildings and improvements	283,093	283,093
	309,407	309,407
Less accumulated depreciation	(123,977)	(121,952)
Real estate properties, net	185,430	187,455
Mortgage and other notes receivable, net	113,551	141,655
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	90,945	75,356
Marketable securities	46,554	55,816
Accounts receivable, net	1,765	1,899
Deferred costs and other assets	654	419
Total Assets	$ 477,031	$ 500,732

Liabilities
Notes and bonds payable	$ 8,831	$ 9,512
Accounts payable and other accrued expenses	7,697	7,434
Accrued interest	28	45
Dividends payable	17,509	37,466
Deferred income	131	137
Total Liabilities	34,196	54,594

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,792,886
and 27,752,239 shares, issued and outstanding, respectively	278	278
Capital in excess of par value	462,664	462,278
Cumulative net income	792,271	778,872
Cumulative dividends	(827,167)	(809,658)
Unrealized gains on marketable securities	14,789	14,368
Total Stockholders’ Equity	442,835	446,138
Total Liabilities and Stockholders’ Equity	$ 477,031	$ 500,732

The accompanying notes to interim condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2007 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Revenues:
Mortgage interest income	$ 2,397	$ 3,171
Rental income	12,962	12,316
	15,359	15,487
Expenses:
Interest	105	2,008
Depreciation	2,025	2,282
Amortization of loan costs	4	34
Legal expense	134	204
Franchise, excise, and other taxes	223	71
General and administrative	1,447	1,621
Loan and realty losses (recoveries)	---	(1,700)
	3,938	4,520
Income before non-operating income	11,421	10,967
Non-operating income (investment interest and other)	1,978	3,694
Income from continuing operations	13,399	14,661
Discontinued operations
Income from operations - discontinued	---	820

Net income	$ 13,399	$ 15,481

Weighted average common shares outstanding:
Basic	27,730,686	27,703,239
Diluted	27,786,425	27,776,864
Earnings per common share:
Basic:
Income from continuing operations	$ .48	$ .53
Discontinued operations	---	.03
Net income per share	$ .48	$ .56
Diluted:
Income from continuing operations	$ .48	$ .53
Discontinued operations	---	.03
Net income	$ .48	$ .56

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$ 13,399	$ 15,481
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,025	2,905
Provision for loan and realty losses (recoveries)	---	(1,700)
Realized loss on sale of marketable securities	169	----
Gain on notes receivable	---	(468)
Amortization of loan costs	4	34
Deferred income	---	35
Amortization of deferred income	(6)	(7)
Share-based compensation	386	116
Change in operating assets and liabilities:
Accounts receivable	134	526
Deferred costs and other assets	(241)	(1,836)
Accounts payable and other accrued expenses	263	1,276
Accrued interest	(17)	(1,782)
Net cash provided by operating activities	16,116	14,580

Cash flows from investing activities:
Investment in mortgage and other notes receivable	---	(3,549)
Collection of mortgage and other notes receivable	28,104	4,529
Prepayment of mortgage notes receivable	---	5,681
Acquisition of property and equipment	---	(545)
Acquisition of marketable securities	(54)	(76,120)
Sales of marketable securities	9,570	90,061
Net cash provided by investing activities	37,620	20,057

Cash flows from financing activities:
Principal payments on debt	(681)	(709)
Dividends paid to stockholders	(37,466)	(25,810)
Net cash used in financing activities	(38,147)	(26,519)

Increase in cash and cash equivalents	15,589	8,118
Cash and cash equivalents, beginning of period	75,356	158,815
Cash and cash equivalents, end of period	$ 90,945	$ 166,933

Supplemental Information:
Interest payment on bonds and notes payable	$ 122	$ 3,781

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

						Unrealized
			Capital in			Gains	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders’
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity
Balances at December 31, 2007	27,752,239	$ 278	$ 462,278	$778,872	$(809,658)	$ 14,368	$ 446,138
Comprehensive income:
Net income	---	---	---	13,399	---	---	13,399
Comprehensive income:
Unrealized holding gains arising during period	---	---	---	---	---	252	252
Less: reclassification adjustment for loss included
in net income	---	---	---	---	---	169	169
Net gain recognized in other comprehensive income	---	---	---	---	---	421	421
Total comprehensive income	---	---	---	---	---	---	13,820
Shares issued:
Stock options exercised	15,647	---	---	---	---	---	---
Restricted stock grants	25,000	---	---	---	---	---	---
Share-based compensation		--	386	---	---	---	386
Cash Dividends:
Dividends to common stockholders, $.63 per share	---	---	---	---	(17,509)	---	(17,509)

Balances at March 31, 2008 (unaudited)	27,792,886	$ 278	$ 462,664	$ 792,271	$ (827,167)	$ 14,789	$ 442,835

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

  We, the management of National Health Investors, Inc., believe that the unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company") in all material respects.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2007 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report on Form 10-K for the year ended December 31, 2007 have been omitted.  This interim condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings.  Our audited December 31, 2007 consolidated financial statements are available at our web site: www.nhinvestors.com.

  Reclassifications – During 2007, we reclassified certain credit balances in accounts receivable in our consolidated balance sheet to accounts payable and other accrued expenses.  The accompanying Condensed Consolidated Statement of Cash Flows for 2007 has been reclassified to reflect these activities.

  At December 31, 2007, we determined that our investment in a privately-placed enhanced cash fund (which was historically classified as a cash equivalent in our consolidated balance sheet), should be classified as available-for-sale marketable securities.  Based on our re-evaluation of this investment, we reclassified cash and marketable securities in our Consolidated Balance Sheet beginning with the year end December 31, 2006.  The accompanying Consolidated Statement of Cash Flows for 2007 has been adjusted to reflect the reclassification of purchases and sales of securities in this enhanced cash fund.

  In accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, "Fair Value Measurements" (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — “Effective Date of FASB Statement No. 157”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our financial position or results of operations. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.  See Note 8 for the disclosure of our fair value measurements.

  In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard amends FASB Statement

No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 was effective for our company for fiscal years beginning after January 1, 2008. The implementation of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.

  In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”).  This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 is not expected to have a material impact on our consolidated financial statements.

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

  Our tax returns filed for years beginning in 2004 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

  In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of March 31, 2008, 1,308,800 shares are available for future grants under this plan.  The individual restricted stock and option grant awards vest over periods up to five years.  The term of the options outstanding under the 2005 Plan is five years from the date of grant.

  The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of March 31, 2008, no shares are available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $386,000 for the three months ended March 31, 2008, consisting of $356,000 for restricted stock and $30,000 for stock options as compared to $116,000 for the three months ended March 31, 2007, consisting of $96,000 for restricted stock and $20,000 for stock options which is included in general and administrative expense in the interim condensed consolidated statements of income.

The following table summarizes our stock option activity:
Number
of Shares
Outstanding December 31, 2006	266,000
Options granted under 1997 Plan	57,800
Options granted under 2005 Plan	2,200
Outstanding December 31, 2007	326,000
Options granted under 2005 Plan	50,000
Options exercised under 1997 Plan	(75,000)
Options forfeited under 1997 Plan	(15,000)
Outstanding March 31, 2008	286,000

Exercisable March 31, 2008	187,000

The following table summarizes our restricted stock activity:
Number of Shares
Granted and non-vested restricted shares at December 31, 2006	53,000
Vested during the period	(4,300)
Restricted shares at December 31, 2007	48,700
Restricted shares granted under the 2005 plan	25,000
Vested during the period	(11,500)
Restricted shares at March 31, 2008	62,200

NOTE 5.  REAL ESTATE

  The following table summarizes NHI’s real estate properties which it leases to operators (in thousands):

	March 31,2008	December 31, 2007
Land	$ 26,314	$ 26,314
Buildings and improvements	283,093	283,093
	309,407	309,407
Less accumulated depreciation	(123,977)	(121,952)

Real estate properties, net	$ 185,430	$ 187,455

  Of our leased facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  For the three month periods ended March 31, 2008 and 2007, our rental income from NHC was $8,425,000 and $8,369,000, respectively. These 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.

NOTE 6.  MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of mortgage and other notes receivable by type (in thousands):

	March 31, 2008	December 31, 2007
Mortgage loans	$ 113,551	$ 134,605
Other loans - NHC	---	7,050

Total	$ 113,551	$ 141,655

  The mortgage notes receivable are generally first mortgage notes secured by the real estate of long-term health care centers, homes for the developmentally disabled and assisted living facilities in the states of Florida, Georgia, Kansas, Massachusetts, Missouri, New Hampshire, Texas and Virginia.

  The mortgage notes receivable are secured by first mortgages on the real property and UCC liens on the personal property of the facilities.  Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.

  NHC  – On February 3, 2006, we purchased by assignment a $10,450,000 bank term loan owed by National Health Realty, Inc. (“NHR”), a publicly-held real estate investment trust that merged with NHC in October 2007 (see Note 7).  The assigned loan as amended required monthly interest payments at the interest rate of 30-day LIBOR plus 1.00% (6.25% at December 31, 2007) and quarterly principal payments of $425,000.  The unpaid principal balance at December 31, 2007, of $7,050,000 was paid in full in January 2008.

Loan Recoveries

  American Medical Associates, Inc. (“AMA”) – On May 1, 2004, we provided financing to purchasers of three Florida-based nursing homes formerly owned by AMA and previously financed by us. The amount of the new mortgage loans totaled $14,450,000 and the notes were to mature May 14, 2009.  The notes were recorded net of a $5,200,000 loss on notes to AMA in 2002.  Management’s analysis of future expected cash flows consistent with SFAS 114, historical occupancy and operating income of the project resulted in additional net impairments of $2,000,000, which were recorded in 2005.  Loans secured by two of the properties were paid during 2006, inclusive of $4,935,000 in recoveries, and a gain of $1,015,000.

  In March 2007, the remaining AMA mortgage loans secured by the last of three AMA properties were fully paid.  We received $5,721,000 in cash, representing the full principal balances and accrued interest on the loans. As a result, we recorded recoveries of $1,700,000 and a gain on settlement of the note of $468,000.

  The average recorded investment in the AMA loans was $3,520,000 for the three-month period ended March 31, 2007.  The related amount of interest income recognized (representing cash received) on the loans was $67,616 for the three-month period ended March 31, 2007.

NOTE 7.  INVESTMENTS IN MARKETABLE SECURITIES

  Our investments in marketable securities include available-for-sale securities.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity in accordance with FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):
	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available-for-sale	$ 31,756	$ 46,554	$ 41,448	$ 55,816

Gross unrealized gains and gross unrealized losses related to available-for-sale securities are as follows (in thousands):
	March 31, 2008		December 31, 2007
Gross unrealized gains	$ 15,389		$ 14,785
Gross unrealized losses	(600)		(417)
	$ 14,789		$ 14,368

  At March 31, 2008, available-for-sale marketable securities consist of the common stock of other publicly traded REITs having a fair value of $21,764,000, convertible preferred stock of NHC having a fair market value of $1,540,000, and investments in enhanced cash funds of $23,250,000.  None of these available-for-sale marketable securities have stated maturity dates.

  During the three months ended March 31, 2008 and 2007, we recognized $1,192,000 and $1,169,000, respectively, of dividend income from our marketable securities.  Such income is included in non-operating income in the interim Condensed Consolidated Statements of Income.

  On December 10, 2007, we were notified by Bank of America that its largest, privately-placed, enhanced cash fund called Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007 and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 to a separate investment management account (“IMA”) and cash redemptions of principal totaling $4,665,000.  Prior to December 31, 2007, realized losses on the distribution and redemption of securities and cash amounted to $236,000, which were charged to operations.  At December 31, 2007, the fair market value of our investment in the Fund was estimated to be $18,835,000 and the fair market value of our investment in the separate IMA was estimated to be $14,294,000 for a total of $33,129,000.  Unrealized losses measured as the difference between fair market value and our original investment, at cost, amounted to $329,000 and were reflected as a component of stockholders’ equity at December 31, 2007.

  For the three-month period ended March 31, 2008, we received cash redemptions of principal totaling $9,570,000.  Realized losses amounted to $169,000, which were charged to operations.  At March 31, 2008, the fair market value of our investment in the Fund was estimated to be $12,267,000 and the fair market value of our investment in the separate IMA was estimated to be $10,983,000 for a total of $23,250,000.  Cumulative unrealized losses measured as the difference between fair market value and the cost of our remaining investments in the Fund and IMA amounted to $524,000 and were reflected as a component of stockholders’ equity at March 31, 2007.

  A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to operations and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to a reporting date and forecasted performance of the investment.

  We had previously classified investments in the enhanced cash funds as cash equivalents due to the characteristics of the Fund as being highly liquid and transactions between the Fund and our bank operating account being settled the same day.  Due to the event described above, management re-evaluated the nature of the investment and determined that the investment should be reclassified as available-for-sale marketable securities for all periods presented in the consolidated financial statements as described in Note 1.

NOTE 8.  FAIR VALUE MEASUREMENTS

  Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•

Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

  The Company's adoption of SFAS No. 157 did not have an impact on our financial position or results of operations.  The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

  Effective January 1, 2008, the Company adopted SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

  Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

March 31, 2008
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities	$ 23,304	$ 23,250	$ —	$ 46,554

Total Assets	$ 23,304	$ 23,250	$ —	$ 46,554

NOTE 9.  DEBT

  The 7.3% unsecured notes (the “Notes") totaling $100 million matured on July 16, 2007, and were fully paid off in cash at no gain or loss. The Notes were senior unsecured obligations of NHI and ranked equally with NHI’s other unsecured senior debt.

  NHI has first mortgage revenue bonds and senior notes payable totaling $8,831,000 at March 31, 2008.  The debt bears interest at variable rates (5.6% to 5.8% at March 31, 2008) with maturities from 2008 to 2014.  We are in compliance with all requirements of the debt agreements.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

  At March 31, 2008, we were committed, subject to due diligence and financial performance goals, to fund approximately $107,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.

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

NOTE 11.  EARNINGS PER COMMON SHARE

  Basic earnings per common share is based on the weighted average number of common shares outstanding during the reporting period.   Diluted earnings per common share assume the exercise of stock options and vesting of restricted shares using the treasury stock method.

  The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share.

	Three Months Ended
	March 31,
	2008	2007
BASIC:
Weighted average common shares outstanding	27,730,686	27,703,239

Income from continuing operations available to common stockholders	$13,399,000	$14,661,000
Discontinued operations	---	820,000

Net income available to common stockholders	$13,399,000	$15,481,000

Income from continuing operations per common share	$ .48	$ .53
Discontinued operations per common share	---	.03
Net income per common share	$ .48	$ .56

DILUTED:
Weighted average common shares outstanding	27,730,686	27,703,239
Stock options	34,788	56,232
Restricted shares	20,951	17,393
Weighted average common shares outstanding	27,786,425	27,776,864

Income from continuing operations available to common stockholders	$13,399,000	$14,661,000
Discontinued operations available to common stockholders	---	820,000
Net Income available to common stockholders	$13,399,000	$15,481,000

Income from continuing operations per common share	$ .48	$ .53
Discontinued operations per common share	--	.03
Net income per common share	$ .48	$ .56

Incremental shares excluded since anti-dilutive:
Stock options	6,555	---

In accordance with SFAS No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per common share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

NOTE 12.  NON-OPERATING INCOME

  Non-operating income is outlined in the table below (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Dividends	$ 1,192	$ 1,169
Interest income	1,000	2,050
Realized loss on sale of marketable securities	(169)	---
Gain on settlement of notes receivable	---	468
Other revenue (expense)	(45)	7
Total non-operating income	$ 1,978	$ 3,694

NOTE 13.  DISCONTINUED OPERATIONS

  For 2007, we have reclassified the operations of these facilities as discontinued operations in accordance with SFAS 144.  Income from discontinued operations related to these facilities is as follows (in thousands):

Three Months Ended March 31, 2007
Facility operating revenues:	$22,506

Expenses:
Interest	2
Depreciation	623
General and administrative	191
Facility operating expenses	20,870
21,686
Total discontinued operations – Income from operations	$ 820

Discontinued operations per common share:
Basic	$ .03
Diluted	$ .03

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

  National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in income-producing health care properties with emphasis on the long-term health care sector.  As of March 31, 2008, we had interests in real estate owned and investments in mortgages, preferred stock and marketable securities resulting in total invested assets of approximately $383,667,000.  Founded in 1991, our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.

Portfolio

  As of March 31, 2008, we had investments in real estate and mortgage notes receivable in 124 health care facilities located in 17 states consisting of 83 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 15 assisted living facilities, 4 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $113,551,000 aggregate carrying value amount of loans to 14 borrowers and $185,429,000 of net real estate investments with 16 lessees.

  Of these 124 facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  For the three month periods ended March 31, 2008 and 2007, our rental income from NHC was $8,425,000 and $8,369,000, respectively. These 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.

  Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 20.1% of total real estate portfolio on March 31, 2008, based on the net book value (carrying amount) of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income for the year ended December 31, 2007 from NHC was $33,700,000 or approximately 55.2% of our net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

  As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, state survey results and other relevant information.

  At March 31, 2008, 33.7% of the total invested assets of the health care facilities were operated by publicly-traded operators, 53.4% by regional operators, and 12.9% by small operators.

The following tables summarize our portfolio as of March 31, 2008:

Portfolio Statistics		Investment
	Properties	Percentage	Investment
Real Estate Properties	72	62%	$ 185,430,000
Mortgage Notes Receivable	52	38%	113,551,000
Total Real Estate Portfolio	124	100%	298,981,000

Real Estate Properties	Properties	Beds	Investments
Long-term Care Centers	49	6,835	$ 104,318,000
Assisted Living	14	1,133	57,347,000
Medical Office Buildings	4	124,427 sq. ft.	9,451,000
Retirement Centers	4	458	7,800,000
Hospitals	1	55	6,514,000
Total Real Estate Properties	72		185,430,000
Mortgage Notes Receivable
Long-term Care Centers	34	3,581	$ 108,957,000
Developmentally Disabled	17	108	3,901,000
Assisted Living Facilities	1	78	693,000
Total Mortgage Notes Receivable	52	3,689	113,551,000
Total Real Estate Portfolio	124		$298,981,000

		Percentage of
Summary of Facilities by Type	Properties	Total Dollars	Total Dollars
Long-term Care Centers	83	71.3%	$213,275,000
Assisted Living	15	19.4%	58,040,000
Medical Office Buildings	4	3.2%	9,451,000
Retirement Centers	4	2.6%	7,800,000
Hospitals	1	2.2%	6,514,000
Developmentally Disabled	17	1.3%	3,901,000
Total Real Estate Portfolio	124	100.0%	$298,981,000
Portfolio by Operator Type:
Public	66	33.7%	$ 100,630,000
Regional	46	53.4%	159,653,000
Small Operator	12	12.9%	38,698,000
Total Real Estate Portfolio	124	100.0%	$298,981,000

		Percentage of	Dollar
Public Operators		Total Portfolio	Amount
National HealthCare Corp.		20.1%	$60,087,000
Sunrise Senior Living Services		4.2%	12,520,000
Community Health Systems, Inc.		4.1%	12,174,000
Sun Healthcare		2.7%	8,159,000
Res-Care, Inc.		1.3%	3,900,000
HCA - The Healthcare Company		1.3%	3,790,000
Total Public Operators		33.7%	$100,630,000

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

  We have focused on lowering our debt for the past five years.  Our debt to capitalization ratio on March 31, 2008, was 1.9%, the lowest level in our history.  Our liquidity is also strong with cash and marketable securities of $137,499,000 exceeding our total debt outstanding of $8,831,000 at March 31, 2008.  On July 16, 2007, we retired our 7.3% unsecured notes totaling $100 million when they matured at no gain or loss.

  On December 27, 2005, we reached an agreement with NHC to extend through December 31, 2021 our current lease on 41 of our real estate properties.  These 41 facilities include four centers leased to other parties and three retirement centers. This extension assures an ongoing relationship with our largest customer.

Disposition of Assets

  We previously owned and operated 16 long-term health care facilities (the “Foreclosure Properties”) that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities (in 2001 and 2004) to unrelated not-for-profit entities, providing 100% financing.  While the original sales were recognized for tax purposes under the installment sale method, the operating revenues and expenses of these facilities continued to be recorded in the consolidated statements of income until such time as the down payment and continuing investment criteria of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) were met, at which time we would account for the sales under the full accrual method.  No installment payments had been made by the borrowers.  On December 31, 2007, the criteria for recording the sales were met.  Net assets having a book value of $54,350,000 were deconsolidated, mortgage notes receivable of $66,819,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $12,469,000.  On December 31, 2007, we received irrevocable bank letters-of-credit aggregating $10,200,000 from the borrowers to guarantee down payments on the original notes and commitments to make monthly principal and interest payments to us to amortize the remaining note balances.  In January 2008, we received down payments on the notes receivable of $19,100,000, thereby reducing the principal balance of the notes to $47,719,000.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

  In accordance with SFAS 144, the results of operations for facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

  Net income for the three months ended March 31, 2008, was $13,399,000 versus $15,481,000 for the same period in 2007, a decrease of $2,082,000 or 13.4%, due primarily to the early payoff and recovery in 2007 of a previous loan writedown of $1,700,000 related to one  Florida-based nursing home.  Basic and diluted earnings per common share related to income from continuing operations in 2008 were $.48 per share versus $.56 per share in 2007.

  Total revenues for the three months ended March 31, 2008, were $15,359,000 versus $15,487,000 in 2007, a decrease of less than 1%.  Mortgage interest income decreased $774,000 or 24.4% from the three month period ended March 31, 2007 due to the prepayment of certain loans during the 2007 fiscal year, most notably the payoff of the HSM-Texas loan of

$44,500,000.  Excluding the effects of this payoff and smaller ones during 2007, mortgage interest income is expected to increase during 2008 as we anticipate collection of interest income on notes receivable from the sale of the Foreclosure Properties (after the initial down payments in January 2008 of $19,100,000, the remaining note principal being financed by us was $47,719,000).  Rental income increased $647,000 or 5.2% from the three month period ended March 31, 2007 due primarily to new or extended lease agreements with IHS, Kentucky River Medical Center and the lessees of our Maitland and West Palm Beach, Florida facilities.  We have completed certain mold remediation projects at these Florida facilities and are now receiving monthly lease payments.

  Total expenses for the three months ended March 31, 2008, were $3,986,000 versus $4,520,000 for the same period in 2007, a decrease of 11.8%.  Recoveries of previous loan writedowns are reported as a decrease in expenses and amounted to $1,700,000 in 2007.  Interest expense declined to $105,000 in 2008 compared to $2,008,000 for the same period in 2007 due to the payment in full in July 2007 of our $100 million unsecured public notes having an interest rate of 7.3%.

Non-Operating Income –

  Non-operating income for the three months ended March 31, 2008, was $1,978,000 versus $3,694,000 for the same period in 2007, a decrease of 46.5% due primarily to decreased interest income on bank deposits.  Interest income for 2008 was $1,000,000 versus $2,050,000 in 2007, a 51.2% decrease due to lower cash balances as a result of the retirement of the Company’s unsecured public notes described above and lower interest rates earned on bank deposits.  The decline in interest rates paid on bank deposits is anticipated to have a negative impact on our interest income for 2008 on such deposits.  At March 31, 2008, we had cash and cash equivalents of $90,945,000 in highly-liquid investments at interest rates of up to 3%. We invest funds on a short-term basis until we can identify longer-term investments in our core business.

  Dividend income on our investments in marketable securities and preferred stock was $1,192,000 for 2008 versus $1,175,000 for the same period in 2007.

Discontinued Operations –

  On December 31, 2007, we recognized the sale of the 16 Foreclosure Properties in New England, Missouri and Kansas.  For the three month period ended March 31, 2007, we reclassified the operations of these facilities as discontinued operations in accordance with FAS 144.  The income from discontinued operations of these facilities was $788,000 for the three-month period ended March 31, 2007.  We receive small payments and incur small expenses associated with certain facilities previously closed or sold in earlier years.  The income associated with these small residual amounts during the three-month period ended March 31, 2007 was $32,000.

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

  The following is a summary of our sources and uses of cash flows (in thousands):

	Three months ended
	March 31		Change	%
	2008	2007
Cash and cash equivalents at beginning of period	$ 75,356	$ 158,815	$ (83,459)	(52%)
Cash provided by operating activities	16,116	14,580	1,536	10%
Cash provided by investing activities	37,620	20,057	17,563	87%
Cash used in financing activities	(38,147)	(26,519)	(11,628)	31%
Cash and cash equivalents at end of period	$ 90,945	$ 166,933	$ (75,988)

  Separate reporting of cash flows from discontinued operations in the consolidated statement of cash flows is not required under Statement of Financial Accounting Standard No. 95 “Statement of Cash Flows”.  Cash flows related to discontinued operations in 2007 were $4,041,000 provided by operating activities and $2,652,000 used in investing activities.  We have provided purchase financing to the buyers of the Foreclosure Properties and expect net cash flows from payments to us to be approximately $5,000,000 in 2008.

Operating Activities - Net cash provided by operating activities generally includes our net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment write-downs and recoveries, and gains/losses on the disposition of assets and share-based compensation.  Net cash provided by operating activities was $16,118,000 in 2008 versus $14,580,000 in 2007, a 10.5% increase, due to the classification of the recovery of a previous loan writedown in 2007 of $1,700,000 as an investing activity in the Consolidated Statement of Cash Flows.  Net cash provided by operating activities in 2008 consists of net income of $13,399,000, depreciation of $2,025,000, share-based compensation of $386,000, realized losses on sales of marketable securities of $169,000, and working capital changes of $139,000.  Working capital changes affecting cash were primarily due to the timing of collections of receivables, the payments of accounts payable and a decrease in deferred costs and other assets.

  Net cash provided by operating activities during 2007 of $14,580,000 consisted primarily of net income of $15,481,000, depreciation of $2,905,000 and stock-based compensation of $116,000, reduced primarily by the a recovery of a previous loan writedown of $1,700,000, the gain on a note receivable payoff of $468,000 and working capital changes and smaller items totaling $1,754,000.  Working capital changes affecting cash was were primarily due to the timing of collections of receivable, the payments of accounts payable and the timing of the payment of interest on our unsecured public notes that matured and were paid on July 16, 2007.

  Investing Activities – Net cash provided by investing activities was $37,618,000 in 2008 versus $20,057,000 in 2007, an increase of 86.7%.  Collections and prepayments on mortgages and other notes receivable in 2008 was $28,104,000 and consisted of (1) collection of $7,050,000 related to the payoff of a note receivable from NHC, (2) down payments received of $19,100,000 from the sale and financing of the Foreclosure Properties, and (3) routine collections of $1,954,000.  Purchases and sales of marketable securities pertain to our transactions in an enhanced cash fund.

  Net cash provided from investing activities during 2007 of $20,057,000 included collections and prepayments of mortgage notes receivable of $10,210,000, offset by investments (funding) in new mortgage notes receivable of $3,549,000 and acquisition of property and equipment of $545,000.  The $10,210,000 in collections and prepayments include the following: (1) $5,681,000 as a result of the early payoff from one Florida-based nursing home, which resulted in the recovery on previous loan writedowns of $1,700,000, and (2) $4,529,000 of routine collections.  Purchases and sales of marketable securities pertain to our transactions in an enhanced cash fund.

  Financing Activities - Net cash used in financing activities was $38,147,000 in 2008 versus $26,519,000 in 2007.  Principal payments on debt were $681,000 and $709,000, respectively.  Dividends paid to stockholders were $37,466,000 and $25,810,000, respectively.  In 2008, dividends paid to stockholders included a special dividend of $.85 per common share compared to a special dividend of $.45 per common share paid in the same period in 2007.

Liquidity

  At March 31, 2008, our liquidity is strong, with cash and highly-liquid marketable securities of $114,249,000 which is exclusive of $23,250,000 invested in an enhanced cash fund and in a separate investment management account (“IMA”) containing positions in most of the same underlying securities (discussed below).  Cash proceeds from loan payoffs and the recovery of previous writedowns have been distributed as dividends to stockholders, invested in new mortgage notes and accumulated in bank deposits for the purpose of retiring the Company’s unsecured public notes on July 16, 2007 without the need to refinance such indebtedness.  At March 31, 2008, we have a low level of remaining debt of $8,831,000 and it is serviced through our normal operations.  Due to the payoff of our unsecured public notes in 2007, our debt to book capitalization ratio has declined to 1.9%, the lowest level in our 17 year history.

  Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) continues to increase from our normal operating cash flows from core business investments in leases and mortgage notes as shown in our consolidated financial statements.  Our investment in the enhanced cash fund and separate IMA is not expected to have an affect on our ability to timely meet our obligations, to pay dividends to shareholders, or make prudent real estate investments when available (see Note 7 to the interim Condensed Consolidated Financial Statements).

  We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2008 and thereafter.  We declared a quarterly dividend of $.55 per common share for stockholders of record March 31, 2008, payable on May 9, 2008.  We also declared a special “spillover” dividend of $.08 per common share for the same record date and payment date.  This special dividend related to our decision to distribute 100% of our 2007 taxable income as dividends to stockholders.

  Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2007 fourth quarter dividend was $.50 per common share, plus a special dividend of $.85 per common share, and both were paid on January 31, 2008.

Contractual Obligations and Contingent Liabilities

As of March 31, 2008, our contractual payment obligations and contingent liabilities were as follows (in thousands):

					After
	Total	Year 1	Years 2–3	Years 4-5	5 Years
Debt principal	$ 8,730	$ 4,318	$ 3,432	$ 470	$ 510
Debt interest (a)	1,014	496	398	93	27
Accrued management fees	889	889	—	—	—
Loan commitments	107	107	—	—	—
	$ 10,740	$ 5,810	$ 3,830	$ 563	$ 537

(a) For variable rate debt, future interest commitments were calculated using interest rates existing at March 31, 2008.

Off Balance Sheet Arrangements

  We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At March 31, 2008, we did not participate in any such financial instruments.

Commitments

  As of March 31, 2008, we were committed, subject to due diligence and financial performance goals, to fund approximately $107,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.  We currently have sufficient liquidity to finance current investments for which we are committed as well as to repay or refinance borrowings at or prior to their maturity.

Real Estate and Mortgage Write-downs

  Our borrowers and tenants experience periods of significant financial pressures and difficulties similar to other health care providers.  Governments at both the federal and state levels have enacted legislation to lower or at least slow the growth in payments to health care providers.  Furthermore, the costs of professional liability insurance have continued to increase significantly.

  Since the inception of our Company, a number of our real estate property operators and mortgage loan borrowers have filed bankruptcy petitions.  Others have been forced to surrender properties to us in lieu of foreclosure and have otherwise failed to make timely payments on their obligations to us.

  We believe that the carrying amounts of our real estate properties are recoverable and notes receivable are realizable (including those identified as impaired or non-performing) and supported by the value of the underlying collateral.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Funds From Operations

  Our basic and diluted funds from operations (“FFO”) for the three months ended March 31, 2008, was $15,373,000 compared to $18,135,000 for the same period in 2007, a decrease of 15.2%.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations (in thousands, except share and per share amounts):

	Three Months Ended
	March 31
	2008	2007

Net income	$ 13,399	$ 15,481
Elimination of non-cash items in net income:
Real estate depreciation – continuing operations	1,926	2,031
Real estate depreciation – discontinued operations	---	623
Basic and diluted funds from operations	$ 15,325	$ 18,135
Basic funds from operations per common share	$ .55	$ .65
Diluted funds from operations per common share	$ .55	$ .65

Shares for basic funds from operations per common share	27,730,686	27,703,239
Shares for diluted funds from operations per common share	27,786,425	27,776,864

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

New Accounting Pronouncements

  See Note 2 to the Condensed Consolidated Financial Statements for the impact of new accounting standards.

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

  This Quarterly Report on Form 10-Q and other information we provide from time to time, contains certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitations, those containing words such as “may”, “will”, “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, and other similar expressions are forward-looking statements.

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

   See the notes to the Annual Financial Statements, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

  As of March 31, 2008, $8,831,000 of our debt bears interest at variable rates.  A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these debt instruments by $26,000.  A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these debt instruments by $26,000.

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

Equity Price Risk

  We consider our investments in marketable securities of $46,554,000 at March 31, 2008, as available-for-sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  Hypothetically, a 10% change in quoted market prices would result in a related $4,655,000 change in the fair value of our investments in marketable securities.

Item 4.  Controls and Procedures.

  As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.  None.

Item 1A.

Risk Factors.

During the quarter ended March 31, 2008, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held on April 29, 2008, and its shareholders voted on the following matters:

(a)

W. Andrew Adams and Robert A. McCabe, Jr. were re-elected to serve as Directors for another 3-year term to expire 2011 by the following vote:

	Votes in Favor	Votes Against or Withheld	Non-Votes
W. Andrew Adams	23,977,719	970,033	2,806,661
Robert A. McCabe, Jr.	22,163,555	2,784,198	2,806,660

(b)

The shareholders ratified the appointment of BDO Seidman, LLP as the Company’s registered public accountants for the fiscal year ended December 31, 2008 by the following vote:

	Votes in Favor	Votes Against or Withheld	Non-Votes
To ratify BDO Seidman, LLP	24,805,104	142,646	2,806,663

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: May 7, 2008	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: May 7, 2008	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Accounting Officer)