Form 10-Q
period 2008-06-30
NATIONAL HEALTH INVESTORS INC
filed 2008-08-08
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer X	Accelerated filer
Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

There were 27,760,076 shares of common stock outstanding of the registrant as of July 31, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTH INVESTORS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2008	2007
Assets	(unaudited)
Real estate properties:
Land	$ 26,314	$ 26,314
Buildings and improvements	283,096	283,093
	309,410	309,407
Less accumulated depreciation	(125,999)	(121,952)
Real estate properties, net	183,411	187,455
Mortgage and other notes receivable, net	111,727	141,655
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	94,810	75,356
Marketable securities	41,732	55,816
Accounts receivable, net	1,623	1,899
Prepaid expenses and other assets	632	419
Total Assets	$ 472,067	$ 500,732

Liabilities
Notes and bonds payable	$ 7,857	$ 9,512
Accounts payable and other accrued expenses	6,857	7,479
Dividends payable	15,268	37,466
Deferred income	125	137
Total Liabilities	30,107	54,594

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,760,076
and 27,752,239 shares, issued and outstanding, respectively	278	278
Capital in excess of par value	462,462	462,278
Cumulative net income	807,064	778,872
Cumulative dividends	(842,436)	(809,658)
Unrealized gains on marketable securities	14,592	14,368
Total Stockholders’ Equity	441,960	446,138
Total Liabilities and Stockholders’ Equity	$ 472,067	$ 500,732

The accompanying notes to interim condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2007 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
Mortgage interest income	$ 2,417	$ 3,322	$ 4,814	$ 6,493
Rental income	13,835	12,901	26,797	25,217
	16,252	16,223	31,611	31,710
Expenses:
Interest	80	2,002	185	4,010
Depreciation	2,022	2,465	4,047	4,748
Amortization of loan costs	4	34	8	68
Legal expense	597	188	731	392
Franchise, excise, and other taxes	194	191	417	262
General and administrative	343	1,589	1,790	3,210
Loan and realty losses (recoveries)	---	---	---	(1,700)
	3,240	6,469	7,178	10,990
Income before non-operating income	13,012	9,754	24,433	20,720
Non-operating income (investment interest and other)	1,785	3,390	3,763	7,084
Income from continuing operations	14,797	13,144	28,196	27,804
Discontinued operations
Income (loss) from operations - discontinued	(4) (4)	1,168	(4)	1,989
Net gain on sale of real estate	---	669	---	669
	(4)	1,837	(4)	2,658
Net income	$ 14,793	$ 14,981	$ 28,192	$ 30,462

Weighted average common shares outstanding:
Basic	27,753,051	27,703,539	27,741,868	27,703,389
Diluted	27,777,291	27,799,749	27,781,858	27,788,307
Earnings per common share:
Basic:
Income from continuing operations	$ .53	$ .47	$ 1.02	$ 1.00
Discontinued operations	---	.07	---	.10
Net income per share	$ .53	$ .54	$ 1.02	$ 1.10
Diluted:
Income from continuing operations	$ .53	$ .47	$ 1.01	$ 1.00
Discontinued operations	---	.07	---	.10
Net income per share	$ .53	$ .54	$ 1.01	$ 1.10

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended
	June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$ 28,192	$ 30,462
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	4,047	5,813
Provision for loan and realty losses (recoveries)	---	(1,700)
Realized loss on sale of marketable securities	264	---
Net gain on sale of real estate	---	(711)
Gain on notes receivable	---	(468)
Amortization of loan costs	10	67
Deferred income	---	35
Amortization of deferred income	(12)	(49)
Share-based compensation	(61)	363
Change in operating assets and liabilities:
Accounts receivable	376	93
Prepaid expenses and other assets	(223)	(2,387)
Accounts payable and other accrued expenses	(622)	314
Net cash provided by operating activities	31,871	31,832

Cash flows from investing activities:
Investment in mortgage and other notes receivable	---	(9,291)
Collection of mortgage and other notes receivable	29,928	5,038
Prepayment of mortgage notes receivable	---	5,681
Acquisition of property and equipment	(3)	(1,426)
Disposition of property and equipment	---	2,337
Acquisition of marketable securities	---	(168,219)
Sales of marketable securities	14,044	172,925
Net cash provided by investing activities	43,969	7,045

Cash flows from financing activities:
Principal payments on debt	(1,655)	(1,433)
Stock options exercised	245	---
Dividends paid to stockholders	(54,976)	(39,688)
Net cash used in financing activities	(56,386)	(41,121)

Increase (decrease) in cash and cash equivalents	19,454	(2,244)
Cash and cash equivalents, beginning of period	75,356	158,815
Cash and cash equivalents, end of period	$ 94,810	$ 156,571

Supplemental Information:
Interest payment on bonds and notes payable	$ 213	$ 3,975

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In thousands, except share and per share amounts)
						Unrealized
			Capital in			Gains on	Total
	Common Stock		Excess of	Cumulative	Cumulative	Marketable	Stockholders’
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity
Balances at December 31, 2007	27,752,239	$ 278	$ 462,278	$778,872	$(809,658)	$ 14,368	$ 446,138
Comprehensive income:
Net income	---	---	---	28,192	---	---	28,192
Comprehensive income:
Unrealized holding losses arising during period	---	---	---	---	---	(40)	(40)
Add: reclassification adjustment for loss included
in net income	---	---	---	---	---	264	264
Net gain recognized in other comprehensive income	---	---	---	---	---	224	224
Total comprehensive income	---	---	---	---	---	---	28,316
Stock options exercised	37,337	---	245	---	---	---	245
Restricted stock grants	25,000	---	---	---	---	---	---
Restricted stock forfeitures	(54,500)	---	---	---	---	---	---
Share-based compensation	---	---	(61)	---	---	---	(61)
Cash Dividends:
Dividends to common stockholders, $1.18 per share	---	---	---	---	(32,778)	---	(32,778)

Balances at June 30, 2008 (unaudited)	27,760,076	$ 278	$ 462,462	$807,064	$(842,436)	$ 14,592	$ 441,960

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

  We, the management of National Health Investors, Inc., believe that the unaudited interim condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the consolidated financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company") in all material respects.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2007 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report on Form 10-K for the year ended December 31, 2007 have been omitted.  This interim condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings.  Our audited December 31, 2007 consolidated financial statements are available at our web site: www.nhinvestors.com.

  Reclassifications –   At December 31, 2007, we determined that our investment in a privately-placed enhanced cash fund (which was historically classified as a cash equivalent in our consolidated balance sheet) should be classified as available-for-sale marketable securities.  Based on our re-evaluation of this investment, we reclassified cash and marketable securities in our Consolidated Balance Sheet beginning with the year ended December 31, 2006.  The accompanying Condensed Consolidated Statement of Cash Flows for 2007 has also been adjusted to reflect the reclassification of purchases and sales of securities in this enhanced cash fund.

  In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for facilities meeting the accounting criteria as being sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

  In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — “Effective Date of FASB Statement No. 157”), which delayed the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our financial position or results of operations. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial position or results of operations.

  In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard amends FASB Statement No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 was effective for fiscal years beginning after January 1, 2008. The implementation of SFAS 159 did not have a material impact on our financial position or results of operations.

  In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”).  This standard amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” and FASB Statement no. 128, “Earnings Per Share.”  A noncontrolling interest is defined in SFAS No. 160 as a portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The standard states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently assessing the financial impact the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

  In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which changes the accounting for business combinations including the following: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring cost accruals, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, we are required to record and disclose business combinations, if any, following existing generally accepted accounting principles (“GAAP”) until January 1, 2009.  We are currently assessing the financial impact the adoption of SFAS 141R will have on our consolidated financial position, results of operations and cash flows.

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

  In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 was adopted by us and became effective beginning January 1, 2007. The initial adoption and continuing implementation of FIN 48 has not had a material impact on our consolidated financial statements.

  Our tax returns filed for years beginning in 2004 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

NOTE 4.  SHARE-BASED COMPENSATION

  Effective January 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all awards granted to employees prior to January 1, 2006 that remained unvested on the effective date.

Share-Based Compensation Plans

  The Compensation Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (“ISO”), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO’s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

  In May 2005, our stockholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of June 30, 2008, 1,378,967 shares are available for future grants under this plan.  The individual restricted stock and option grant awards vest over periods up to five years.  The term of the options outstanding under the 2005 Plan is five years from the date of grant.

  The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of June 30, 2008, no shares are available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

  Under FAS 123(R), compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected have resulted in the reversal of previously recorded compensation expense.  The compensation expense (income) reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled ($61,000) for the six months ended June 30, 2008, consisting of ($183,000) for restricted stock and $122,000 for stock options, as compared to $363,000 for the six months ended June 30, 2007, consisting of $173,000 for restricted stock and $190,000 for stock options.  Stock-based compensation is included in general and administrative expense in the interim Condensed Consolidated Statements of Income.  Compensation income related to restricted stock is the net amount of grants and forfeitures that have occurred in 2008.

The following table summarizes our stock option activity:
Number
of Shares
Outstanding December 31, 2006	266,000
Options granted under 1997 Plan	57,800
Options granted under 2005 Plan	2,200
Outstanding December 31, 2007	326,000

Options granted under 1997 Plan	14,450
Options granted under 2005 Plan	80,550
Options exercised under 1997 Plan	(90,000)
Options exercised under 2005 Plan	(40,665)
Options forfeited under 1997 Plan	(14,450)
Options forfeited under 2005 Plan	(46,217)
Outstanding June 30, 2008	229,668

Exercisable June 30, 2008	190,000

The following table summarizes our restricted stock activity:
Number of Shares
Granted and non-vested restricted shares at December 31, 2006	53,000
Vested during the period	(4,300)
Restricted shares at December 31, 2007	48,700
Restricted shares granted under the 2005 Plan	25,000
Vested during the period	(12,175)
Restricted shares forfeited under the 2005 Plan	(54,500)
Restricted shares at June 30, 2008	7,025

NOTE 5.  REAL ESTATE

  The following table summarizes NHI’s real estate properties which it leases to operators (in thousands):

	June 30, 2008	December 31, 2007
Land	$ 26,314	$ 26,314
Buildings and improvements	283,096	283,093
	309,410	309,407
Less accumulated depreciation	(125,999)	(121,952)

Real estate properties, net	$ 183,411	$ 187,455

  Of our leased facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  For the six months ended June 30, 2008 and 2007, our rental income from NHC was $16,850,000 in each period (base rent is $33,700,000 annually). These 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.

NOTE 6.  MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of mortgage and other notes receivable by type (in thousands):

	June 30, 2008	December 31, 2007
Mortgage loans	$ 111,727	$ 134,605
Other loans – NHC	---	7,050

Total	$ 111,727	$ 141,655

  The mortgage notes receivable are generally first mortgage notes from owners of long-term health care centers, homes for the developmentally disabled and assisted living facilities in the states of Florida, Georgia, Kansas, Massachusetts, Missouri, New Hampshire, Texas and Virginia.

  The mortgage notes receivable are secured by first mortgages on the real property and UCC liens on the personal property of the facilities.  Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.

  NHC  –  On February 3, 2006, we purchased by assignment a $10,450,000 bank term loan owed by National Health Realty, Inc. (“NHR”), a publicly-held real estate investment trust that merged with NHC in October 2007.  The assigned loan as amended required monthly interest payments at the interest rate of 30-day LIBOR plus 1.00% (6.25% at December 31, 2007) and quarterly principal payments of $425,000.  The unpaid principal balance at December 31, 2007 of $7,050,000 was paid in full in January 2008.

Loan Recoveries

  American Medical Associates, Inc. (“AMA”) – On May 1, 2004, we provided financing to purchasers of three Florida-based nursing homes formerly owned by AMA and previously financed by us. The amount of the new mortgage loans totaled $14,450,000 and the notes were to mature May 14, 2009.  The notes were recorded net of a $5,200,000 loss on notes to AMA in 2002.  Management’s analysis of future expected cash flows consistent with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15” (“SFAS 114”), historical occupancy and operating income of the project resulted in additional net impairments of $2,000,000, which were recorded in 2005.  Loans secured by two of the properties were paid during 2006, inclusive of $4,935,000 in recoveries, and a gain of $1,015,000.

  In March 2007, the remaining AMA mortgage loans secured by the last of three AMA properties were fully paid.  We received $5,721,000 in cash, representing the full principal balances and accrued interest on the loans. As a result, we recorded recoveries of $1,700,000 and a gain on settlement of the note of $468,000.

  The average recorded investment in the AMA loans was $3,520,000 for the six-month period ended June 30, 2007.  The related amount of interest income recognized (representing cash received) on the loans was $72,000 for the six-month period ended June 30, 2007.

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

Marketable securities consist of the following (in thousands):
	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale	$ 27,140	$ 41,732	$ 41,448	$ 55,816

Gross unrealized gains and gross unrealized losses related to available-for-sale securities are as follows (in thousands):

	June 30, 2008	December 31, 2007
Gross unrealized gains	$ 15,148	$ 14,785
Gross unrealized losses	(556)	(417)
	$ 14,592	$ 14,368

  At June 30, 2008, available-for-sale marketable securities consist of the common stock of other publicly traded REITs having a fair value of $21,528,000, convertible preferred stock of NHC having a fair market value of $1,476,000, and investments in enhanced cash funds having a fair value of $18,728,000.  None of these available-for-sale marketable securities have stated maturity dates.

  During the six months ended June 30, 2008 and 2007, we recognized $2,354,000 and $2,337,000, respectively, of dividend income from our marketable securities.  Such income is included in non-operating income in the interim Condensed Consolidated Statements of Income.

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

  For the six-month period ended June 30, 2008, we received cash redemptions of principal totaling $14,044,000.  Realized losses amounted to $264,000, which were charged to operations.  At June 30, 2008, the fair market value of our investment in the Fund was estimated to be $9,677,000 and the fair market value of our investment in the separate IMA was estimated to be $9,051,000 for a total of $18,728,000.  Cumulative unrealized losses measured as the difference between fair market value and the cost of our remaining investments in the Fund and IMA amounted to $422,000 and were reflected as a component of stockholders’ equity at June 30, 2008.

  A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to operations and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to a reporting date and forecasted performance of the investment.  Management has concluded that the aforementioned $422,000 continues to be considered temporary.  As such, we did not record an impairment during the three and six-month periods ended June 30, 2008.

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

  The Company's adoption of SFAS No. 157 did not have an impact on our financial position or results of operations.  The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FASB Staff Position FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

  Effective January 1, 2008, the Company adopted SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP in the United States.

  Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

June 30, 2008
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities	$ 23,004	$ 18,728	$ —	$ 41,732

Total Assets	$ 23,004	$ 18,728	$ —	$ 41,732

NOTE 9.  DEBT

  The 7.3% unsecured notes (the “Notes") totaling $100 million matured on July 16, 2007, and were fully paid off in cash at no gain or loss. The Notes were senior unsecured obligations of NHI and ranked equally with NHI’s other unsecured senior debt.

  NHI has first mortgage revenue bonds and senior notes payable totaling $7,857,000 at June 30, 2008 and are collateralized by deeds-of-trust on five nursing facilities.  The debt bears interest at variable rates (1.6% to 4.5% at June 30, 2008) with maturities from 2008 to 2014.  We are in compliance with all requirements of the debt agreements at June 30, 2008.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

  At June 30, 2008 we were committed, subject to due diligence and financial performance goals, to fund approximately $217,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.

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

  The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
BASIC:
Weighted average common shares outstanding	27,753,051	27,703,539	27,741,868	27,703,389

Income from continuing operations available to common stockholders	$ 14,797	$ 13,144	$ 28,196	$ 27,804
Discontinued operations	(4)	1,837	(4)	2,658

Net income available to common stockholders	$ 14,793	$ 14,981	$ 28,192	$ 30,462

Income from continuing operations per common share	$ .53	$ .47	$ 1.02	$ 1.00
Discontinued operations per common share	---	.07	---	.10
Net income per common share	$ .53	$ .54	$ 1.02	$ 1.10

DILUTED:
Weighted average common shares outstanding	27,753,051	27,703,539	27,741,868	27,703,389
Stock options	22,013	73,965	28,401	65,099
Restricted shares	2,227	22,245	11,589	19,819
Weighted average common shares outstanding	27,777,291	27,799,749	27,781,858	27,788,307

Income from continuing operations available to common stockholders	$ 14,797	$ 13,144	$ 28,196	$ 27,804
Discontinued operations	(4)	1,837	(4)	2,658
Net Income available to common stockholders	$ 14,793	$ 14,981	$ 28,192	$ 30,462

Income from continuing operations per common share	$ .53	$ .47	$ 1.01	$ 1.00
Discontinued operations per common share	---	.07	---	.10
Net income per common share	$ .53	$ .54	$ 1.01	$ 1.10

Incremental shares excluded since anti-dilutive:
Stock options	6,008	628	5,994	2,698

In accordance with FASB Statement No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per common share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

NOTE 12.  NON-OPERATING INCOME

  Non-operating income is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Dividends	$ 1,167	$ 1,169	$ 2,354	$ 2,337
Interest income	707	2,117	1,707	4,168
Realized loss on sale of marketable securities	(95)	---	(264)	---
Gain on disposal of assets	---	42	---	468
Other revenue (expense)	6	62	(34)	111
Total non-operating income	$ 1,785	$ 3,390	$ 3,763	$ 7,084

NOTE 13.  DISCONTINUED OPERATIONS

  We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as being sold as discontinued operations in accordance with SFAS 144.  Income from discontinued operations related to these facilities is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ ---	$ 667	$ ---	$ 667
Facility operating revenues:	---	23,014	---	45,520
	---	23,681	---	46,187
Expenses:
Interest	---	2	---	4
Depreciation	---	856	---	1,669
Facility operating expenses	(4)	21,655	(4)	42,525
	(4)	22,513	(4)	44,198
Operating income (loss)	(4)	1,168	(4)	1,989
Gain on sale of assets	---	669	---	669
Total discontinued operations	$ (4)	$ 1,837	$ (4)	$ 2,658

Discontinued operations per common share:
Basic	$ ---	$ .07	$ ---	$ .10
Diluted	$ ---	$ .07	$ ---	$ .10

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

     References throughout this document to NHI or the Company include National Health Investors, Inc. and its wholly-owned subsidiaries.  In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person.  In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its wholly-owned subsidiaries and not any other person.  Unless the context indicates otherwise, references herein to “the Company” include all of our wholly-owned subsidiaries.

     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitations, those containing words such as “may”, “will”, “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, and other similar expressions are forward-looking statements.

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

   See the notes to the Annual Financial Statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2007, and “Business” and “Risk Factors” under Item 1 and Item 1A therein, for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

  NHI, a Maryland corporation incorporated in 1991, is a real estate investment trust (“REIT”) that invests primarily in income-producing health care properties with emphasis on the long-term health care sector.  As of June 30, 2008, we had ownership interests in real estate and mortgage investments totaling approximately $295,138,000 and other investments in preferred stock and marketable securities of $79,864,000 resulting in total invested assets of approximately $375,002,000.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.

Portfolio

  As of June 30, 2008, we had investments in real estate and mortgage notes receivable in 124 health care facilities located in 17 states consisting of 83 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 15 assisted living facilities, 4 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $111,727,000 aggregate carrying value amount of loans to 14 borrowers and $183,411,000 of net real estate investments with 16 lessees.

  Of these 124 facilities, 41 are leased to NHC, a publicly-held company and our largest customer.  For the six month periods ended June 30, 2008 and 2007, our rental income from NHC was $16,850,000 in each period. These 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.

  Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 20.0% of total real estate portfolio on June 30, 2008, based on the net book value (carrying amount) of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years. As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income for the year ended December 31, 2007 from NHC was $33,700,000 or approximately 55.2% of our net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

  As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, state survey results and other relevant information.

  At June 30, 2008, 32.4% of the total invested assets of the health care facilities were operated by publicly-traded operators, 54.6% by regional operators, and 13% by small operators.

The following tables summarize our portfolio as of June 30, 2008:

Portfolio Statistics		Investment
	Properties	Percentage	Investments
Real Estate Properties	72	62%	$ 183,411,000
Mortgage Notes Receivable	52	38%	111,727,000
Total Real Estate Portfolio	124	100%	$ 295,138,000

Real Estate Properties	Properties	Beds	Investments
Long-term Care Centers	49	6,835	$ 102,984,000
Assisted Living	14	1,133	56,934,000
Medical Office Buildings	4	124,427 sq. ft.	9,344,000
Retirement Centers	4	458	7,710,000
Hospitals	1	55	6,439,000
Total Real Estate Properties	72		$ 183,411,000
Mortgage Notes Receivable
Long-term Care Centers	34	3,581	$ 107,196,000
Developmentally Disabled	17	108	3,852,000
Assisted Living Facilities	1	78	679,000
Total Mortgage Notes Receivable	52	3,767	111,727,000
Total Real Estate Portfolio	124		$ 295,138,000

		Percentage of
Summary of Facilities by Type	Properties	Total Dollars	Total Dollars
Long-term Care Centers	83	71.2%	$ 210,180,000
Assisted Living	15	19.5%	57,613,000
Medical Office Buildings	4	3.2%	9,344,000
Retirement Centers	4	2.6%	7,710,000
Hospitals	1	2.2%	6,439,000
Developmentally Disabled	17	1.3%	3,852,000
Total Real Estate Portfolio	124	100.0%	$ 295,138,000
Portfolio by Operator Type:
Public	66	32.4%	$ 95,540,000
Regional	46	54.6%	161,174,000
Small Operator	12	13.0%	38,424,000
Total Real Estate Portfolio	124	100.0%	$ 295,138,000

		Percentage of	Dollar
Public Operators		Total Portfolio	Amount
National HealthCare Corp.		20.0%	$ 59,124,000
Sunrise Senior Living Services		4.2%	12,441,000
Community Health Systems, Inc.		4.1%	12,040,000
Sun Healthcare		2.7%	8,083,000
Res-Care, Inc.		1.3%	3,852,000
Total Public Operators		32.4%	$ 95,540,000

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

  We have focused on lowering our debt for the past five years.  Our debt to capitalization ratio on June 30, 2008, was 1.75%, the lowest level in our history.  Our liquidity is also strong with cash and marketable securities of $136,542,000 exceeding our total debt outstanding of $7,857,000 at June 30, 2008.  On July 16, 2007, we retired our 7.3% unsecured notes totaling $100 million when they matured at no gain or loss.

  On December 27, 2005, we reached an agreement with NHC to extend through December 31, 2021 our current lease on 41 of our real estate properties.  These 41 facilities include four centers leased to other parties and three retirement centers. This extension assures an ongoing relationship with our largest customer.

Disposition of Assets

  We previously owned and operated 16 long-term health care facilities (the “Foreclosure Properties”) that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities (in 2001 and 2004) to unrelated not-for-profit entities, providing 100% financing.  While the original sales were recognized for tax purposes under the installment sale method, the operating revenues and expenses of these facilities continued to be recorded in the consolidated statements of income until such time as the down payment and continuing investment criteria of FASB Statement No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) were met, at which time we would account for the sales under the full accrual method.  No installment payments had been made by the borrowers.  On December 31, 2007, the criteria for recording the sales were met.  Net assets having a book value of $54,350,000 were deconsolidated, mortgage notes receivable of $66,819,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $12,469,000.  On December 31, 2007, we received irrevocable bank letters-of-credit aggregating $10,200,000 from the borrowers to guarantee down payments on the original notes and commitments to make monthly principal and interest payments to us to amortize the remaining note balances.  In January 2008, we received down payments on the notes receivable of $19,100,000, thereby reducing the principal balance of the notes to $47,719,000.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

  In accordance with SFAS 144, the results of operations for facilities meeting the accounting criteria as being sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

  Net income for the three months ended June 30, 2008, was $14,793,000 versus $14,981,000 for the same period in 2007, a decrease of $188,000 or 1.3%.  Basic and diluted earnings per common share related to income from continuing operations in 2008 were $.53 per share versus $.47 per share in 2007.

  Total revenues for the three months ended June 30, 2008, were $16,252,000 versus $16,223,000 in 2007.  Mortgage interest income decreased $905,000 or 27.2% from the three month period ended June 30, 2007, due to the prepayment of certain loans during the 2007 fiscal year, most notably the payoff of the HSM-Texas loan of $44,500,000.  Unless we make new investments in mortgage notes receivable, our mortgage interest income would be expected to decline over time by either the normal amortization of note principal, note payoffs at maturity or prepayments.  Rental income increased $934,000 or 7.2% from the three month period ended June 30, 2007 due primarily to new or extended lease agreements with IHS, Kentucky River Medical Center and the lessees of our Maitland and West Palm Beach, Florida facilities.  We have completed certain mold remediation projects at these Florida facilities and are now receiving monthly lease payments.

  Total expenses for the three months ended June 30, 2008, were $3,240,000 versus $6,469,000 for the same period in 2007, a decrease of 49.9% due primarily to the factors described below.  Interest expense declined to $80,000 in 2008 compared to $2,002,000 for the same period in 2007 due to the payment in full in July 2007 of our $100 million unsecured public notes having an interest rate of 7.3%.  General and administrative expense declined to $343,000 in 2008 compared to $1,589,000 for the same period in 2007, due primarily to the termination of the advisory agreement with Management Advisory Source, LLC (“MAS”) on March 31, 2008 (such agreement being described in our Annual Report on Form 10-K for the year ended December 31, 2007 in Note 16 to the consolidated financial statements).  The decrease in general and administrative expense is also related to a decrease in restricted stock compensation expense, due primarily to an unexpected forfeiture of  restricted stock in April 2008 by a retiring officer of the Company.

Non-Operating Income –

  Non-operating income for the three months ended June 30, 2008 was $1,785,000 versus $3,390,000 for the same period in 2007, a decrease of 47.3% due primarily to decreased interest income on bank deposits.  Interest income for 2008 was $707,000 versus $2,117,000 in 2007, a 66.6% decrease due to lower cash balances as a result of the retirement of the Company’s unsecured public notes described above and lower interest rates earned on bank deposits.  The decline in interest rates paid on bank deposits is anticipated to have a negative impact on our interest income for the 2008 fiscal year as compared to 2007.  At June 30, 2008, we had cash and cash equivalents of $94,810,000 in highly-liquid investments at interest rates of up to 2.5%. We invest funds on a short-term basis until we can identify longer-term investments in our core business.

  Dividend income on our investments in marketable securities and preferred stock was $1,167,000 and $1,169,000 for the three-month periods ended June 30, 2008 and 2007, respectively.

Discontinued Operations –

  On December 31, 2007, we recognized the sale of the 16 Foreclosure Properties in New England, Missouri and Kansas.  For the three month period ended June 30, 2007, we reclassified the operations of these facilities as discontinued operations in accordance with SFAS 144.  The income from discontinued operations of these facilities was $507,000 for the three-month period ended June 30, 2007.

  In May 2007, we completed the sale of a facility in Milwaukee, Wisconsin to a third party and recognized a gain on sale of $669,000.  Net proceeds were $2,288,000 and the carrying value of the property and equipment sold was $1,619,000.  The income from discontinued operations of this facility was $667,000 for the three-month period ended June 30, 2007.

  We receive small payments and incur small expenses associated with certain facilities previously closed or sold in earlier years.  The net loss associated with these small residual amounts during the three-month period ended June 30, 2008 was $4,000 compared to a net loss of $6,000 for the same period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

  In accordance with SFAS 144, the results of operations for facilities meeting the accounting criteria as being sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

  Net income for the six months ended June 30, 2008, was $28,192,000 versus $30,462,000 for the same period in 2007, a decrease of $2,270,000 or 7.5%. Basic and diluted earnings per common share related to income from continuing operations in 2008 were $1.02 and $1.01 per share, respectively, versus $1.00 per basic and diluted common share in 2007.

  Total revenues for the six months ended June 30, 2008, were $31,611,000 versus $31,710,000 in 2007.  Mortgage interest income decreased $1,679,000 or 25.9% from the six month period ended June 30, 2007, due to the prepayment of certain loans during the 2007 fiscal year, most notably the payoff of the HSM-Texas loan of $44,500,000.  Unless we make new investments in mortgage notes receivable, our mortgage interest income would be expected to decline over time by either the normal amortization of note principal, note payoffs at maturity or prepayments. Rental income increased $1,580,000 or 6.3% from the six month period ended June 30, 2007 due primarily to new or extended lease agreements with IHS, Kentucky River Medical Center and the lessees of our Maitland and West Palm Beach, Florida facilities.  We have completed certain mold remediation projects at these Florida facilities and are now receiving monthly lease payments.

  Total expenses for the six months ended June 30, 2008, were $7,178,000 versus $10,990,000 for the same period in 2007, a decrease of 34.7%.  Recoveries of previous loan write downs are reported as a decrease in expenses and amounted to $1,700,000 in 2007 related to one Florida-based nursing home.  Interest expense declined to $185,000 in 2008 compared to $4,010,000 for the same period in 2007, due to the payment in full in July 2007 of our $100 million unsecured public notes having an interest rate of 7.3%.

  General and administrative expense declined to $1,790,000 in 2008 compared to $3,210,000 for the same period in 2007, a decrease of 44.2% due primarily to the termination of the advisory agreement with MAS.  The decrease in general and administrative expense is also related to a decrease in restricted stock compensation expense, due primarily to an unexpected forfeiture of restricted stock in April 2008 by a retiring officer of the Company.

Non-Operating Income –

  Non-operating income for the six months ended June 30, 2008 was $3,763,000 versus $7,084,000 for the same period in 2007, a decrease of 46.7% due primarily to decreased interest income on bank deposits.  Interest income for 2008 was $1,707,000 versus $4,168,000 in 2007, a 59.1% decrease due to lower cash balances as a result of the retirement of the Company’s unsecured public notes described above and lower interest rates earned on bank deposits.  The decline in interest rates paid on bank deposits is anticipated to have a negative impact on our interest income for the 2008 fiscal year as compared to 2007.

  Dividend income on our investments in marketable securities and preferred stock was $2,354,000 for 2008 versus $2,337,000 for the same period in 2007.

Discontinued Operations –

  On December 31, 2007, we recognized the sale of the 16 Foreclosure Properties in New England, Missouri and Kansas.  For the six month period ended June 30, 2007, we reclassified the operations of these facilities as discontinued operations in accordance with SFAS 144.  The income from discontinued operations of these facilities was $1,308,000 for the six month period ended June 30, 2007.

  In May 2007, we completed the sale of a facility in Milwaukee, Wisconsin to a third party and recognized a gain on sale of $669,000.  Net proceeds were $2,288,000 and the carrying value of the property and equipment sold was $1,619,000.  The income from discontinued operations of this facility was $649,000 for the six month period ended June 30, 2007.

  We receive small payments and incur small expenses associated with certain facilities previously closed or sold in earlier years.  The net loss associated with these small residual amounts during the six month period ended June 30, 2008, was $4,000 compared to net income of $32,000 for the same period in 2007.

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

  The following is a summary of our sources and uses of cash flows (in thousands):

	Six months ended
	June 30,	June 30,
	2008	2007	Change	%
Cash and cash equivalents at beginning of period	$ 75,356	$ 158,815	$ (83,459)	(52%)
Cash provided by operating activities	31,871	31,832	39	---%
Cash provided by investing activities	43,969	7,045	36,924	524%
Cash used in financing activities	(56,386)	(41,121)	(15,265)	37%
Cash and cash equivalents at end of period	$ 94,810	$ 156,571	$ (61,761)	(39%)

  Separate reporting of cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows is not required under FASB Statement No. 95 “Statement of Cash Flows”.  Cash flows related to discontinued operations for the six-month period ended June 30, 2007 were $4,288,000 provided by operating activities and $3,467,000 used in investing activities.  We have provided purchase financing to the buyers of the Foreclosure Properties and expect net cash flows from payments to us to be approximately $5,000,000 for the 2008 fiscal year.

  Operating Activities - Net cash provided by operating activities generally includes our net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment write-downs and recoveries, and gains/losses on the disposition of assets and share-based compensation.  Net cash provided by operating activities was $31,871,000 for the six months ended June 30, 2008 versus $31,832,000 for the same period in 2007.  Net cash provided by operating activities in 2008 consists of net income of $28,192,000, depreciation of $4,047,000 and realized losses on sales of marketable securities of $264,000, reduced by share-based compensation of $61,000, and working capital changes and smaller items totaling $471,000.  Working capital changes affecting cash were primarily due to the timing of collections of receivables, the payments of accounts payable and a decrease in deferred costs and other assets.

  Net cash provided by operating activities for the six months ended June 30, 2007 of $31,832,000 consisted primarily of net income of $30,462,000, depreciation of $5,813,000 and stock-based compensation of $363,000, reduced primarily by the recovery of a previous loan writedown of $1,700,000, the gain on a note receivable payoff of $468,000, the net gain on the sale of real estate of $711,000 and working capital changes and smaller items totaling $1,927,000.

  Investing Activities – Net cash provided by investing activities during the six months ended June 30, 2008 totaled $43,969,000 versus $7,045,000 for the same period in 2007, an increase of 524%.  Collections and prepayments on mortgages and other notes receivable in 2008 was $29,928,000 and consisted of (1) collection of $7,050,000 related to the payoff of a note receivable from NHC, (2) down payments received of $19,100,000 from the sale and financing of the Foreclosure Properties, and (3) routine collections of $3,778,000.  Sales of marketable securities pertain to our transactions in an enhanced cash fund.

  Net cash provided from investing activities for the six months ended June 30, 2007 of $7,045,000 included collections and prepayments of mortgage notes receivable of $10,719,000 and proceeds from the sale of property and equipment of $2,337,000.  The $10,719,000 in collections and prepayments include the following: (1) $5,681,000 as a result of the early payoff from one Florida-based nursing home, (2) a $3,500,000 payoff of a short-term real estate loan, and (3) $1,538,000 of routine collections.  Investments (funding) in new mortgage notes receivable were $9,291,000 and acquisitions of property and equipment were $1,426,000.  Purchases and sales of marketable securities pertain to our transactions in an enhanced cash fund.

  Financing Activities - Net cash used in financing activities for the six months ended June 30, 2008 totaled $56,386,000 versus $41,121,000 for the same period in 2007, an increase of 37%.  Principal payments on debt were $1,655,000 and $1,433,000, respectively.  Dividends paid to stockholders were $54,976,000 and $39,688,000, respectively.  In 2008, dividends paid to stockholders included a special dividend of $.85 per common share compared to a special dividend of $.45 per common share paid in the same period in 2007.  In addition, in 2008 there was a special “spillover” dividend of $.08 per common share related to our decision to distribute 100% of our 2007 taxable income as dividends to our stockholders.

Liquidity

  At June 30, 2008, our liquidity is strong, with cash and highly-liquid marketable securities of $117,814,000 which is exclusive of $18,728,000 invested in an enhanced cash fund and in a separate investment management account (“IMA”) containing positions in most of the same underlying securities.  Cash proceeds from loan payoffs and the recovery of previous writedowns have been distributed as dividends to stockholders, used to retire our indebtedness and accumulated in bank deposits for the purpose of making new mortgage loan and real estate investments.  At June 30, 2008 we have a low level of remaining debt of $7,857,000 and it is serviced through our normal operations.  Due to the payoff of our unsecured public notes in 2007, our debt to book capitalization ratio has declined to 1.75%, the lowest level in our history.

  Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) continues to increase from our normal operating cash flows from core business investments in leases and mortgage notes as shown in our consolidated financial statements.  Our investment in the enhanced cash fund and separate IMA is not expected to have an affect on our ability to timely meet our obligations, to pay dividends to stockholders, or make prudent real estate investments when available (see Note 7 to the interim Condensed Consolidated Financial Statements).

  We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2008 and thereafter.  During the first six months of 2008, we declared (1) a quarterly dividend of $.55 per common share for stockholders of record March 31, 2008, payable on May 9, 2008; (2) a special “spillover” dividend of $.08 per common share for stockholders of record March 31, 2008, payable on May 9, 2008; and (3) a quarterly dividend of $.55 per common share for stockholders of record June 30, 2008, payable on August 8, 2008.

  Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2007 fourth quarter dividend was $.50 per common share, plus a special dividend of $.85 per common share, and both were paid on January 31, 2008.

Contractual Obligations and Contingent Liabilities

As of June 30, 2008, our contractual payment obligations and contingent liabilities were as follows (in thousands):

					After
	Total	Year 1	Years 2–3	Years 4-5	5 Years
Debt principal	$ 7,857	$ 3,445	$ 3,432	$ 470	$ 510
Debt interest (a)	217	32	149	28	8
Loan commitments	217	217	—	—	—
	$ 8,291	$ 3,694	$ 3,581	$ 498	$ 518

(a) For variable rate debt, future interest commitments were calculated using interest rates existing at June 30, 2008.

Off Balance Sheet Arrangements

  We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At June 30, 2008, we did not participate in any such financial instruments.

Commitments

  As of June 30, 2008, we were committed, subject to due diligence and financial performance goals, to fund approximately $217,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.  We currently have sufficient liquidity to finance current investments for which we are committed as well as to repay or refinance borrowings at or prior to their maturity.

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

Funds From Operations

  Our basic and diluted funds from operations (“FFO”) for the six months ended June 30, 2008 was $32,041,000 compared to $35,691,000 for the same period in 2007, a decrease of 10.5% due primarily to depreciation on the real estate assets sold during 2007 and classified as discontinued operations.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$ 14,793	$ 14,981	$ 28,192	$ 30,462
Elimination of non-cash items in net income:
Real estate depreciation – continuing operations	1,923	2,058	3,849	3,627
Real estate depreciation – discontinued operations	---	1,228	---	2,313
Gain on partial land sale – continuing operations	---	(42)	---	(42)
Gain on sale of real estate – discontinued operations	---	(669)	---	(669)
Basic and diluted funds from operations	$ 16,716	$ 17,556	$ 32,041	$ 35,691
Basic funds from operations per common share	$ .60	$ .63	$ 1.15	$ 1.29
Diluted funds from operations per common share	$ .60	$ .63	$ 1.15	$ 1.28

Shares for basic funds from operations per common share	27,753,051	27,703,539	27,741,868	27,703,389
Shares for diluted funds from operations per common share	27,777,291	27,799,749	27,781,858	27,788,307

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

New Accounting Pronouncements

  See Note 2 to the interim Condensed Consolidated Financial Statements for the impact of new accounting standards.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

  Our cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less.   Most of our mortgage and other notes receivable bear interest at fixed interest rates.  Our investment in preferred stock represents an investment in the preferred stock of another REIT and yields dividends at a fixed rate of 8.5%.  As a result of the short-term nature of our cash instruments and because the interest rates on our investments in notes receivable and preferred stock are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

  As of June 30, 2008, $7,857,000 of our debt bears interest at variable rates.  A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these debt instruments by $28,000.  A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these debt instruments by $28,000.

  We are subject to risks associated with debt financing, including the risk that our existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of existing indebtedness.  Certain of our loan agreements require the maintenance of specified financial ratios.  Accordingly, in the event that we are unable to raise additional equity or borrow money because of those limitations, our ability to make additional investments may be limited.  We currently do not use derivative instruments to hedge interest rate risks.

Equity Price Risk

  We consider our investments in marketable securities of $41,732,000 at June 30, 2008 as available-for-sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $4,173,000 change in the fair value of our investments in marketable securities.

Item 4.  Controls and Procedures.

  As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.

Risk Factors.

During the quarter ended June 30, 2008, there were no material changes to the risk factors that were disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders was held on April 29, 2008, and its stockholders voted on the following matters:

(a)

W. Andrew Adams and Robert A. McCabe, Jr. were re-elected to serve as Directors for another 3-year term to expire 2011 by the following vote:

	Votes in Favor	Votes Against or Withheld	Non-Votes
W. Andrew Adams	23,977,719	970,033	2,806,661
Robert A. McCabe, Jr.	22,163,555	2,784,198	2,806,660

(b)

The stockholders ratified the appointment of BDO Seidman, LLP as the Company’s registered independent public accountants for the fiscal year ending December 31, 2008 by the following vote:

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: August 8, 2008	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date: August 8, 2008	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Accounting Officer)