Form 10-Q
period 2008-09-30
NATIONAL HEALTH INVESTORS INC
filed 2008-11-10
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

750-B South Church Street
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
Yes No X

There were 27,774,419 shares of common stock outstanding of the registrant as of October 31, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL HEALTH INVESTORS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2008	2007
Assets	(unaudited)
Real estate properties:
Land	$ 26,310	$ 26,314
Buildings and improvements	284,595	283,093
	310,905	309,407
Less accumulated depreciation	(127,622)	(121,952)
Real estate properties, net	183,283	187,455
Mortgage and other notes receivable, net	109,935	141,655
Investment in preferred stock	38,132	38,132
Cash and cash equivalents	97,437	75,356
Marketable securities	38,623	55,816
Accounts receivable, net	2,657	1,899
Assets held for sale, net	629	---
Prepaid expenses and other assets	604	419
Total Assets	$ 471,300	$ 500,732

Liabilities
Notes and bonds payable	$ 5,705	$ 9,512
Accounts payable and other accrued expenses	3,943	7,479
Dividends payable	15,276	37,466
Deferred income	120	137
Total Liabilities	25,044	54,594

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,774,419
and 27,752,239 shares, issued and outstanding, respectively	278	278
Capital in excess of par value	462,496	462,278
Cumulative net income	823,015	778,872
Cumulative dividends	(857,711)	(809,658)
Unrealized gains on marketable securities	18,178	14,368
Total Stockholders’ Equity	446,256	446,138
Total Liabilities and Stockholders’ Equity	$ 471,300	$ 500,732

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2007 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
Mortgage interest income	$ 2,400	$ 2,599	$ 7,214	$ 9,092
Rental income	13,220	12,989	40,017	38,052
	15,620	15,588	47,231	47,144
Expenses:
Interest	62	465	247	4,475
Depreciation	1,925	2,083	5,936	6,956
Amortization of loan costs	3	3	11	71
Legal expense	310	161	1,041	554
Franchise, excise, and other taxes	108	68	525	330
General and administrative	453	1,227	2,241	4,438
Loan and realty losses (recoveries)	---	(21,300)	---	(23,000)
	2,861	(17,293)	10,001	(6,176)
Income before non-operating income	12,759	32,881	37,230	53,320
Non-operating income (investment interest and other)	701	2,556	4,464	9,803
Income from continuing operations	13,460	35,437	41,694	63,123
Discontinued operations
Income (loss) from operations – discontinued	2,491	1,101	2,449	3,208
Net gain on sale of real estate	---	---	---	669
	2,491	1,101	2,449	3,877
Net income	$ 15,951	$ 36,538	$ 44,143	$ 67,000

Weighted average common shares outstanding:
Basic	27,767,394	27,703,539	27,750,377	27,703,439
Diluted	27,785,708	27,786,198	27,783,141	27,787,604
Earnings per common share:
Basic:
Income from continuing operations	$ .48	$ 1.28	$ 1.50	$ 2.28
Discontinued operations	.09	.04	.09	.14
Net income per share	$ .57	$ 1.32	$ 1.59	$ 2.42
Diluted:
Income from continuing operations	$ .48	$ 1.27	$ 1.50	$ 2.27
Discontinued operations	.09	.04	.09	.14
Net income per share	$ .57	$ 1.31	$ 1.59	$ 2.41

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$ 44,143	$ 67,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	5,991	8,808
Impairment loss on marketable securities	1,000	---
Provision for loan and realty losses (recoveries)	1,600	(23,000)
Realized loss on sale of marketable securities	377	---
Net gain on sale of real estate	---	(711)
Gain on notes receivable	---	(468)
Amortization of loan costs	14	70
Deferred income	---	35
Amortization of deferred income	(17)	(55)
Share-based compensation expense (reversal)	(27)	452
Change in operating assets and liabilities:
Accounts receivable	(758)	104
Prepaid expenses and other assets	(199)	(2,555)
Accounts payable and other accrued expenses	(3,536)	(3,675)
Net cash provided by operating activities	48,588	46,005

Cash flows from investing activities:
Investment in mortgage and other notes receivable	---	(8,441)
Collection of mortgage and other notes receivable	31,720	5,108
Prepayment of mortgage notes receivable	---	49,873
Acquisition of property and equipment	(4,048)	(1,774)
Disposition of property and equipment	---	2,337
Acquisition of marketable securities	---	(252,897)
Sales of marketable securities	19,627	262,894
Net cash provided by investing activities	47,299	57,100

Cash flows from financing activities:
Principal payments on debt	(3,807)	(102,526)
Stock options exercised	245	---
Dividends paid to stockholders	(70,244)	(53,563)
Net cash used in financing activities	(73,806)	(156,089)

Increase (decrease) in cash and cash equivalents	22,081	(52,984)
Cash and cash equivalents, beginning of period	75,356	158,815
Cash and cash equivalents, end of period	$ 97,437	$ 105,831

Supplemental Information:
Interest payments on notes and bonds payable	$ 200	$ 7,738

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In thousands, except share and per share amounts)
						Unrealized
			Capital in			Gains	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders’
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity
Balances at December 31, 2007	27,752,239	$ 278	$462,278	$778,872	$(809,658)	$ 14,368	$ 446,138
Comprehensive income:
Net income	---	---	---	44,143	---	---	44,143
Comprehensive income:
Unrealized holding gains arising during period	---	---	---	---	---	2,433	2,433
Add: reclassification adjustment for realized loss
and impairment loss in net income	---	---	---	---	---	1,377	1,377
Net gain recognized in other comprehensive income	---	---	---	---	---	3,810	3,810
Total comprehensive income	---	---	---	---	---	---	47,953
Stock options exercised	51,680	---	245	---	---	---	245
Restricted stock grants	25,000	---	---	---	---	---	---
Restricted stock forfeitures	(54,500)	---	---	---	---	---	---
Share-based compensation expense (reversal)	---	---	(27)	---	---	---	(27)
Dividends to common stockholders, $1.73 per share	---	---	---	---	(48,053)	---	(48,053)

Balances at September 30, 2008 (unaudited)	27,774,419	$ 278	$462,496	$823,015	$(857,711)	$ 18,178	$ 446,256

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

  We, the management of National Health Investors, Inc., believe that the unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the consolidated financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company") in all material respects.  We assume that users of these financial statements have read or have access to the audited December 31, 2007 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report on Form 10-K for the year ended December 31, 2007 have been omitted.  This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings.  Our audited December 31, 2007 consolidated financial statements are available at our web site: www.nhinvestors.com.

  Discontinued Operations and Assets Held for Sale - In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for facilities meeting the accounting criteria as being sold or held for sale have been reported in the current and prior periods as discontinued operations in the Condensed Consolidated Statements of Income.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.  Long-lived assets classified as held for sale are reported separately in the Consolidated Balance Sheet for the current period.

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

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

  In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position 157-2 — “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial position or results of operations. We do not believe the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial position or results of operations.

  In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard amends FASB Statement No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 was effective for fiscal years beginning after January 1, 2008. The implementation of SFAS 159 did not have a material impact on our consolidated financial position or results of operations.

  In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”).  This standard amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” and FASB Statement no. 128, “Earnings Per Share.”  A noncontrolling interest is defined in SFAS No. 160 as a portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The standard states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently assessing the impact the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

  In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), which changes the accounting for business combinations including the following: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring cost accruals, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, we are required to record and disclose business combinations, if any, following existing generally accepted accounting principles (“GAAP”) until January 1, 2009.  We are currently assessing the impact the adoption of SFAS 141(R) will have on our consolidated financial position, results of operations and cash flows.

  In May 2008, the FASB issued Statement No. 162, “the Hierarchy of Generally Accepted Accounting Principles”(“SFAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”).  The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present

Fairly in Conformity with Generally Accepted Accounting Principles” (SAS No. 69”).  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS 162 to achieve that result.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendments to SAS No. 69.  We do not expect the adoption of SFAS 162 to have an impact on our consolidated financial position, results of operations, or cash flows.

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

  In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 was adopted by us and became effective beginning January 1, 2007. The initial adoption and continuing implementation of FIN 48 has not had a material impact on our consolidated financial position or results of operations.

  Our tax returns filed for years beginning in 2004 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

NOTE 4.  SHARE-BASED COMPENSATION

  Effective January 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and for all awards granted to employees prior to January 1, 2006 that remained unvested on the effective date.

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

  In May 2005, our stockholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of September 30, 2008, 1,378,967 shares are available for future grants under this plan.  The individual restricted stock and option grant awards vest over periods up to five years.  The term of the options outstanding under the 2005 Plan is five years from the date of grant.

  The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of September 30, 2008, no shares are available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

  Under FAS 123(R), compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected have resulted in the reversal of previously recorded compensation expense.  The compensation expense (income) reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled ($27,000) for the nine months ended September 30, 2008, consisting of ($160,000) for restricted stock and $133,000 for stock options, as compared to $452,000 for the nine months ended September 30, 2007, consisting of $250,000 for restricted stock and $202,000 for stock options.  At September 30, 2008, we had $264,000 of unrecognized compensation cost related to unvested restricted shares issued and unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2008-$58,000; 2009-$135,000; 2010-$55,000; and 2011-$16,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.  Compensation income related to restricted stock is the net amount of grants and forfeitures that have occurred in 2008.

The following table summarizes our stock option activity:
Number
of Shares

Outstanding December 31, 2007	326,000

Options granted under 1997 Plan	14,450
Options granted under 2005 Plan	80,550
Options exercised under 1997 Plan	(139,817)
Options exercised under 2005 Plan	(60,848)
Options forfeited under 1997 Plan	(14,450)
Options forfeited under 2005 Plan	(46,217)

Outstanding September 30, 2008	159,668

Exercisable September 30, 2008	120,000

The following table summarizes our restricted stock activity:
Number of Shares

Restricted shares at December 31, 2007	48,700

Restricted shares granted under the 2005 Plan	25,000
Vested during the period	(12,175)
Restricted shares forfeited under the 2005 Plan	(54,500)

Restricted shares at September 30, 2008	7,025

NOTE 5.  REAL ESTATE

  The following table summarizes NHI’s real estate properties which it leases to operators (in thousands):

	September 30, 2008	December 31, 2007
Land	$ 26,310	$ 26,314
Buildings and improvements	284,595	283,093
	310,905	309,407
Less accumulated depreciation	(127,622)	(121,952)

Real estate properties, net	$183,283	$ 187,455

  Of our leased facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  For the nine months ended September 30, 2008 and 2007, our rental income from NHC was $25,275,000 in each period (base rent is $33,700,000 annually). These 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.

Acquisition of Orangeburg, SC facility

  In September 2008, we acquired for $4,015,000 in cash a nursing home facility in Orangeburg, SC consisting of land of $300,000, buildings and improvements of $3,715,000, and current assets and liabilities of $1,022,000 each.  The facility was simultaneously leased to a third party operator.

Assets Held for Sale

  In September 2008, we began a process to sell two nursing home facilities located in Hoisington and Emporia, Kansas.  Based on a current evaluation of the physical condition of the properties and the estimate of undiscounted future cash flows from the properties, we concluded that an impairment charge of $1,600,000 was necessary to reduce the carrying value of the assets to fair value of $629,000.  We estimate these properties will be sold within the next twelve months.  In accordance with SFAS 144, the facilities meet the accounting criteria as being held for sale and the results of their operations have been reported in the current and prior periods as discontinued operations in the Condensed Consolidated Statements of Income.

NOTE 6.  MORTGAGE AND OTHER NOTES RECEIVABLE

  The following is a summary of mortgage and other notes receivable by type (in thousands):

	September 30, 2008	December 31, 2007
Mortgage loans	$ 109,935	$ 134,605
Other loans – NHC	---	7,050

Total	$ 109,935	$ 141,655

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

Loan Recoveries

Health Services Management of Texas LLC - On July 11, 2007, we received payoff at par of a mortgage loan investment in the amount of $44,500,000.  The recovery of amounts previously written down related to this loan amounted to $21,300,000.

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

Marketable securities consist of the following (in thousands):
	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale	$ 20,443	$ 38,623	$ 41,448	$ 55,816

Gross unrealized gains and gross unrealized losses related to available-for-sale securities are as follows (in thousands):

	September 30, 2008	December 31, 2007
Gross unrealized gains	$ 18,286	$ 14,785
Gross unrealized losses	(108)	(417)
	$ 18,178	$ 14,368

  At September 30, 2008, available-for-sale marketable securities consist of the common stock of other publicly traded

REITs having a fair value of $24,693,000, convertible preferred stock of NHC having a fair market value of $1,339,000, and investments in enhanced cash funds having a fair value of $12,591,000.  None of these available-for-sale marketable securities have stated maturity dates.

  During the nine months ended September 30, 2008 and 2007, we recognized $3,519,000 and $3,506,000, respectively, of dividend income from our marketable securities.  Such income is included in non-operating income in the interim Condensed Consolidated Statements of Income.

  On December 10, 2007, we were notified by Bank of America that its largest, privately-placed, enhanced cash fund called Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007 and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 to a separate investment management account (“IMA”) and cash redemptions of principal totaling $4,665,000.  Prior to December 31, 2007, realized losses on the distribution and redemption of securities and cash amounted to $236,000, which were charged to operations.  At December 31, 2007, the fair market value of our investment in the Fund was estimated to be $18,835,000 and the fair market value of our investment in the separate IMA was estimated to be $14,294,000 for a total of $33,129,000.  Unrealized losses measured as the difference between fair market value and our original investment, at cost, amounted to $329,000 and was reflected as a component of stockholders’ equity at December 31, 2007.

  A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to operations and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to a reporting date and forecasted performance of the investment.  At September 30, 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $1,000,000 which we charged to operations.

  For the nine-month period ended September 30, 2008, we received cash redemptions of principal totaling $19,627,000.  Exclusive of the other-than-temporary impairment charge of $1,000,000, realized losses amounted to $377,000, which were charged to operations.  At September 30, 2008, the fair market value of our investment in the Fund was estimated to be $6,519,000 and the fair market value of our investment in the separate IMA was estimated to be $6,072,000.

  For periods prior to December 31, 2007, we classified investments in the enhanced cash funds as cash equivalents due to the characteristics of the Fund as being highly liquid and transactions between the Fund and our bank operating account being settled the same day.  Due to the event described above, management re-evaluated the nature of the investment and determined that the investment should be reclassified as available-for-sale marketable securities for all periods presented in the condensed consolidated financial statements as described in Note 1.

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

  Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

September 30, 2008
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities	$ 26,032	$ 12,591	$ —	$ 38,623

Total Assets	$ 26,032	$ 12,591	$ —	$ 38,623

NOTE 9.  DEBT

  On August 1, 2008, we paid off in cash one of our first mortgage revenue bonds of $538,000.  The bonds were to have matured on November 1, 2010.  There were no penalties or other fees related to paying off the bonds early.

  The 7.3% unsecured notes (the “Notes") totaling $100 million matured on July 16, 2007, and were fully paid off in cash at no gain or loss. The Notes were senior unsecured obligations of NHI and ranked equally with NHI’s other unsecured senior debt.

  At September 30, 2008, NHI has first mortgage revenue bonds payable of $4,675,000 collateralized by deeds-of-trust on four nursing facilities and unsecured senior notes payable of $1,030,000.  The debt bears interest at variable rates (2.1% to 7.5% at September 30, 2008) with maturities from 2008 to 2014.  We are in compliance with all requirements of the debt agreements at September 30, 2008.

  The unsecured senior notes payable matured on October 1, 2008, at which time they were fully paid.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

  At September 30, 2008, we were committed, subject to due diligence and financial performance goals, to fund approximately $217,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.

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

  The health care facilities in which we have investments of loans or leases are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the health care facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the health care facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our consolidated financial position, results of operations and cash flows.

  On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a newly-formed Tennessee not for profit corporation (“CFA”).  CFA paid for these assets with a promissory note or notes in the total amount of $32.7 million having an original maturity date of July 31, 2001.  The maturity date of the debt was subsequently extended several times and is currently due in full on December 31, 2008.  CFA now alleges that NHI exercised total dominion and control over CFA until sometime in 2008, that NHI caused CFA to enter into the purchase and refinancing transactions, that NHI breached its fiduciary duty to CFA in connection with these transactions, and that these transactions were not fair to CFA and constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  CFA has threatened to file a lawsuit.  CFA claims that it has sustained compensatory and punitive damages in excess of $25 million.  As of September 30, 2008, the Company has not recorded a provision for this matter as NHI disputes CFA’s allegations and intends to defend vigorously any lawsuit that may be initiated by CFA.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

  Under the Tennessee Nonprofit Corporation Act, the Attorney General has certain authority to investigate the affairs of not for profit corporations and commence certain civil proceedings if it is deemed appropriate.  The Office of the Tennessee Attorney General has informed NHI that it is investigating transactions between NHI and three separate Tennessee not for profit corporations, including CFA.  NHI has been told that a Civil Investigative Demand (“CID”) will likely be issued to NHI in connection with this investigation, although no CID has been received to date.  At this time, NHI does not know whether legal proceedings will be commenced by the Tennessee Attorney General’s office or, if commenced, what relief will be sought.

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

  The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
BASIC:
Weighted average common shares outstanding	27,767,394	27,703,539	27,750,377	27,703,439

Income from continuing operations available to common stockholders	$ 13,460	$ 35,437	$ 41,694	$ 63,123
Discontinued operations	2,491	1,101	2,449	3,877

Net income available to common stockholders	$ 15,951	$ 36,538	$ 44,143	$ 67,000

Income from continuing operations per common share	$ .48	$ 1.28	$ 1.50	$ 2.28
Discontinued operations per common share	.09	.04	.09	.14
Net income per common share	$ .57	$ 1.32	$ 1.59	$ 2.42

DILUTED:
Weighted average common shares outstanding	27,767,394	27,703,539	27,750,377	27,703,439
Stock options	15,157	59,961	23,986	63,386
Restricted shares	3,157	22,698	8,778	20,779
Weighted average common shares outstanding	27,785,708	27,786,198	27,783,141	27,787,604

Income from continuing operations available to common stockholders	$ 13,460	$ 35,437	$ 41,694	$ 63,123
Discontinued operations	2,491	1,101	2,449	3,877
Net Income available to common stockholders	$ 15,951	$ 36,538	$ 44,143	$ 67,000

Income from continuing operations per common share	$ .48	$ 1.27	$ 1.50	$ 2.27
Discontinued operations per common share	.09	.04	.09	.14
Net income per common share	$ .57	$ 1.31	$ 1.59	$ 2.41

Incremental shares excluded since anti-dilutive:
Stock options	3,748	5,188	5,146	3,628

In accordance with FASB Statement No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per common share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

NOTE 12.  NON-OPERATING INCOME

  Non-operating income is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Dividends	$ 1,166	$ 1,169	$ 3,519	$ 3,506
Interest income	707	1,544	2,415	5,712
Realized loss on sale of marketable securities	(112)	---	(377)	---
Other-than temporary impairment of marketable securities	(1,000)	---	(1,000)	---
Gain on disposal of assets	---	---	---	510
Other revenue (expense)	(60)	(157)	(93)	(718)
Total non-operating income	$ 701	$ 2,556	$ 4,464	$ 9,010

NOTE 13.  DISCONTINUED OPERATIONS

  We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in accordance with SFAS 144.  Assets held for sale and income from discontinued operations related to these facilities is as follows (in thousands, except per share amounts):

Balance Sheet:	September 30,2008	December 31, 2007

Land	$ 90	$ ---
Buildings and improvements	860	---
	950	---
Less accumulated depreciation	(321)	---
Assets held for sale, net	$ 629	$ ---

Statements of Income:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ ---	$ ---	$ ---	$ 822
Facility operating revenues:	---	23,494	---	69,050
	---	23,494	---	69,872
Expenses:
Interest	---	1	---	5
Depreciation	18	909	55	2,645
Facility operating expenses	12	21,483	17	64,014
Impairment of assets	1,600	---	1,600	---
	1,630	22,393	1,672	66,664
Operating income (loss)	(1,630)	1,101	(1,672)	3,208
Non-operating income	4,121	---	4,121	---
Gain on sale of assets	---	---	---	669
Total discontinued operations	$ 2,491	$ 1,101	$ 2,449	$ 3,877

Discontinued operations per common share:
Basic	$ .09	$ .04	$ .09	$ .14
Diluted	$ .09	$ .04	$ .09	$ .14

  In September 2008, we recognized into income for financial and tax purposes $4,121,000 of deferred credits which existed at the date of sale in 2003 of two nursing home facilities in Washington.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we were legally released from any potential liability settlements.

NOTE 14.  SUBSEQUENT EVENTS

  In October 2008, we sold our Certificate of Need for 124 licensed nursing home beds in Davidson County, Tennessee to a third party for $1,488,000 in cash.  We recognized a gain, net of certain previous capitalized costs, of $1,305,000.

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

Executive Overview

  NHI, a Maryland corporation incorporated in 1991, is a real estate investment trust (“REIT”) that invests primarily in income-producing health care properties with emphasis on the long-term health care sector.  As of September 30, 2008, we had ownership interests in real estate and mortgage investments totaling approximately $293,847,000 and other investments in preferred stock and marketable securities of $76,755,000 resulting in total invested assets of approximately $370,602,000.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.

Portfolio

  As of September 30, 2008, we had investments in real estate and mortgage notes receivable in 124 health care facilities located in 17 states consisting of 84 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 14 assisted living facilities, 4 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $109,935,000 aggregate carrying value amount of loans to 14 borrowers and $183,912,000 of net real estate investments with 17 lessees.

  Of these 124 facilities, 41 are leased to NHC, a publicly-held company and our largest customer.  For the nine month periods ended September 30, 2008 and 2007, our rental income from NHC was $25,275,000 in each period. These 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.

  Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 19.8% of total real estate portfolio on September 30, 2008, based on the net book value (carrying amount) of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years. As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income for the year ended December 31, 2007 from NHC was $33,700,000 or approximately 55.2% of our net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

  As with all assets in our portfolio, we monitor the financial and operating results of each of these properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, state survey results and other relevant information.

  At September 30, 2008, 32.1% of the total invested assets of the health care facilities were operated by publicly-traded operators, 57.8% by regional operators, and 10.1% by small operators.

The following tables summarize our portfolio as of September 30, 2008:

Portfolio Statistics		Investment
	Properties	Percentage	Investments
Real Estate Properties	73	63%	$ 183,912,000
Mortgage Notes Receivable	51	37%	109,935,000
Total Real Estate Portfolio	124	100%	293,847,000

Real Estate Properties	Properties	Beds	Investments
Long-term Care Centers	50	6,923	$ 104,164,000
Assisted Living	14	1,133	56,520,000
Medical Office Buildings	4	124,427 sq. ft.	9,242,000
Retirement Centers	4	458	7,621,000
Hospitals	1	55	6,365,000
Total Real Estate Properties	73		183,912,000
Mortgage Notes Receivable
Long-term Care Centers	34	3,581	$ 106,133,000
Developmentally Disabled	17	108	3,802,000
Total Mortgage Notes Receivable	51	3,689	109,935,000
Total Real Estate Portfolio	124		$ 293,847,000

		Percentage of
Summary of Facilities by Type	Properties	Total Dollars	Total Dollars
Long-term Care Centers	84	71.6%	$ 210,297,000
Assisted Living	14	19.2%	56,520,000
Medical Office Buildings	4	3.1%	9,242,000
Retirement Centers	4	2.6%	7,621,000
Hospitals	1	2.2%	6,365,000
Developmentally Disabled	17	1.3%	3,802,000
Total Real Estate Portfolio	124	100.0%	$ 293,847,000
Portfolio by Operator Type:
Public	65	32.1%	$ 94,273,000
Regional	48	57.8%	169,979,000
Small Operator	11	10.1%	29,595,000
Total Real Estate Portfolio	124	100.0%	$ 293,847,000

		Percentage of	Dollar
Public Operators		Total Portfolio	Amount
National HealthCare Corp.		19.8%	$ 58,187,000
Sunrise Senior Living Services		4.2%	12,361,000
Community Health Systems, Inc.		4.1%	11,910,000
Sun Healthcare		2.7%	8,013,000
Res-Care, Inc.		1.3%	3,802,000
Total Public Operators		32.1%	$ 94,273,000

  Operators who operate more than 3% of our total real estate investments are as follows: NHC, THI of Baltimore, Inc., Sunrise Senior Living Services, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, Senior Living Management Corporation, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc.

Areas of Focus

  We anticipate making new investments in 2008 and 2009 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  New investments may be funded by our liquid investments and, if needed, by external financing.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our equity.  We will make new investments where we believe the spreads over our cost of capital will generate returns to our investors.

  We have focused on lowering our debt for the past five years.  On July 16, 2007, we paid off our 7.3% unsecured notes totaling $100 million when they matured.  Our debt to capitalization ratio on September 30, 2008, was 1.26%, the lowest level in our history.  Our liquidity is also strong with cash and marketable securities of $136,060,000 exceeding our total debt outstanding of $5,705,000 at September 30, 2008.

  On December 27, 2005, we reached an agreement with NHC to extend through December 31, 2021 our current lease on 41 of our real estate properties.  These 41 facilities include four centers leased to other parties and three retirement centers. This extension assures an ongoing relationship with our largest customer.

Acquisition of Real Estate

  On September 26, 2008, we acquired for $4,015,000 in cash a nursing home facility in Orangeburg, SC consisting of land of $300,000, buildings and improvements of $3,715,000, and current assets and liabilities of $1,022,000 each.  The facility was simultaneously leased to a third party operator.

Disposition of Assets

  We previously owned and operated 16 long-term health care facilities (the “Foreclosure Properties”) that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities (in 2001 and 2004) to unrelated not-for-profit entities, providing 100% financing.  While the original sales were recognized for tax purposes under the installment sale method, the operating revenues and expenses of these facilities continued to be recorded in the consolidated statements of income until such time as the down payment and continuing investment criteria of FASB Statement No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) were met, at which time we would account for the sales under the full accrual method.  No installment payments had been made by the borrowers.  On December 31, 2007, the criteria for recording the sales were met.  Net assets having a book value of $54,350,000 were deconsolidated, mortgage notes receivable of $66,819,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $12,469,000.  On December 31, 2007, we received irrevocable bank letters-of-credit from the borrowers totaling $10,200,000 to guarantee down payments on the original notes and commitments to make monthly principal and interest payments to us to amortize the remaining note balances.  In January 2008, we received down payments on the notes receivable of $19,100,000 and began receiving payments of principal and interest totaling $417,000 each month.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

  In accordance with SFAS 144, the results of operations for facilities meeting the accounting criteria as being sold or held for sale have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

  Net income for the three months ended September 30, 2008 was $15,951,000 or $.57 per basic and diluted common share.  Net income previously reported for the same period in 2007 was $36,538,000 or $1.32 per basic and $1.31 per diluted common share and included a recovery (income) of an earlier writedown of a mortgage loan receivable of $21,300,000 or $.77 per basic and $.76 per diluted common share.  Adjusting for the above-mentioned item, net income for the same period in 2007 would have been $15,238,000 or $.55 per basic and diluted common share.

  Total revenues for the three months ended September 30, 2008, were $15,620,000 versus $15,588,000 in 2007.  Mortgage interest income decreased $199,000 or 7.7% from the three month period ended September 30, 2007 due to the continued amortization of mortgage loan principal.  Unless we make new investments in mortgage notes receivable, our mortgage interest income would be expected to decline over time by either the normal amortization of note principal, note payoffs at maturity or prepayments.  Rental income increased $231,000 or 1.8% from the three month period ended September 30, 2007 due primarily to improved lease rates from IHS, Kentucky River Medical Center and the lessees of our Maitland and West Palm Beach, Florida facilities.  We previously completed certain mold remediation projects at these Florida facilities and are now receiving monthly lease payments.

  Total expenses for the three months ended September 30, 2008, were $2,861,000 versus $4,007,000 for the same period in 2007, a decrease of $1,146,000 or 28.6%, exclusive of the recovery of previous writedowns of $21,300,000 discussed above which is required to be reported for financial statement purposes as a reduction of expenses. Interest expense declined to $62,000 in 2008 compared to $465,000 in 2007 due primarily to the payment in full in July 2007 of our $100 million unsecured public notes which had an interest rate of 7.3%  General and administrative expense declined to $453,000 in 2008 compared to $1,227,000 for the same period in 2007, due primarily to the termination of the advisory agreement with Management Advisory Source, LLC (“MAS”) on March 31, 2008 (such agreement being described in our Annual Report on Form 10-K for the year ended December 31, 2007).  The decrease in general and administrative expense is also related to a decrease in restricted stock compensation expense, due primarily to an unexpected forfeiture of  restricted stock in April 2008 by a retiring officer of the Company.

Non-Operating Income –

  Non-operating income for the three months ended September 30, 2008 was $701,000 versus $2,556,000 for the same period in 2007, a decrease of 72.6% due primarily to lower interest income on bank deposits, realized losses of $112,000 on sales of marketable securities and the recognition of an other-than-temporary impairment loss of $1,000,000 on our investment in an enhanced cash fund and separate investment management account (“IMA”).  Interest income for 2008 was $707,000 versus $1,545,000 in 2007, a 54.2% decrease due to lower cash balances and interest rates earned on bank deposits.  The decline in interest rates paid on bank deposits is anticipated to have a negative impact on our interest income for the 2008 fiscal year as compared to 2007.   At September 30, 2008, we had cash and cash equivalents of $97,437,000 in highly-liquid investments at interest rates of up to 2.65%. We invest funds on a short-term basis until we can identify longer-term investments in our core business.

  Dividend income on our investments in marketable securities and preferred stock was $1,166,000 and $1,169,000 for the three-month periods ended September 30, 2008 and 2007, respectively.

Discontinued Operations –

  In September 2008, we began a process to sell two nursing home facilities located in Hoisington and Emporia, Kansas.  Based on a current evaluation of the physical condition of the properties and the estimate of undiscounted future cash flows from the properties, we concluded that an impairment charge of $1,600,000 was necessary to reduce the carrying value of the assets to fair value of $629,000.  We estimate these properties will be sold within the next twelve months.  In accordance with SFAS 144, the facilities meet the accounting criteria as being held for sale and the results of their operations have been reported in the current and prior periods as discontinued operations in the Condensed Consolidated Statements of Income.  The loss from discontinued operations of these facilities for the three-month periods ended September 30, 2008 and 2007 was $1,619,000 and $18,000, respectively.

  In September 2008, we recognized into income for financial and tax purposes $4,121,000 of deferred credits which existed at the date of sale in 2003 of two nursing home facilities in Washington.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we were legally released from any potential liability settlements.  The income from discontinued operations of these facilities for the three months ended September 30, 2008 and 2007 was $4,110,000 and $0, respectively.

  On December 31, 2007, we recognized the sale of the 16 Foreclosure Properties in New England, Missouri and Kansas.  For the three month period ended September 30, 2007, we reclassified the operations of these facilities as discontinued operations in accordance with SFAS 144.  The income from discontinued operations of these facilities for the three months ended September 30, 2008 and 2007 was $0 and $1,119,000, respectively.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

    In accordance with SFAS 144, the results of operations for facilities meeting the accounting criteria as being sold or held for sale have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

  Net income for the nine months ended September 30, 2008 was $44,143,000 or $1.59 per basic and diluted common share.  Net income previously reported for the same period in 2007 was $67,000,000 or $2.42 per basic and $2.41 per diluted common share and included items (income) favorably impacting net income of $24,179,000 or $.88 per basic and $.87 per diluted common share attributable to recoveries of earlier writedowns of mortgage loan receivables, gains from realty sales and a gain from a note collection.  Adjusting for these items, net income for the same period in 2007 would have been $42,821,000 or $1.54 per basic and diluted common share.

  Total revenues for the nine months ended September 30, 2008, were $47,231,000 versus $47,144,000 in 2007.  Mortgage interest income decreased $1,878,000 or 21.0% compared to the nine month period ended September 30, 2007 due primarily to the prepayment of certain loans during 2007, most notably the payoff of the HSM-Texas loan of $44,500,000.  Unless we make new investments in mortgage notes receivable, our mortgage interest income would be expected to decline over time by either the normal amortization of note principal, note payoffs at maturity or prepayments.  Rental income increased $1,965,000 or 5.2% from the nine month period ended September 30, 2007 due primarily to new or extended lease agreements IHS, Kentucky River Medical Center and the lessees of our Maitland and West Palm Beach, Florida facilities.  We previously completed certain mold remediation projects at these Florida facilities and are now receiving monthly lease payments.

  Total expenses for the nine months ended September 30, 2008, were $10,001,000 versus $16,824,000 for the same period in 2007, a decrease of $6,823,000 or 40.6%, exclusive of recoveries of previous writedowns of $23,000,000 which is required to be reported for financial statement purposes as a reduction of expenses.  Interest expense declined to $247,000 in 2008 compared to $4,475,000 in 2007 due primarily to the payment in full in July 2007 of our $100 million unsecured public notes which had an interest rate of 7.3%  General and administrative expense declined to $2,241,000 in 2008 compared to $4,438,000 for the same period in 2007, due primarily to the termination of the advisory agreement with Management Advisory Source, LLC (“MAS”) on March 31, 2008 (such agreement being described in our Annual Report on Form 10-K for the year ended December 31, 2007).  The decrease in general and administrative expense is also related to a decrease in restricted stock compensation expense, due primarily to an unexpected forfeiture of  restricted stock in April 2008 by a retiring officer of the Company.

Non-Operating Income –

  Non-operating income for the nine months ended September 30, 2008 was $4,464,000 versus $9,803,000 for the same period in 2007, a decrease of 54.4% due primarily to lower interest income on bank deposits, realized losses of $376,000 on sales of marketable securities and the recognition of an impairment loss of $1,000,000 on our investment in an enhanced cash fund and separate investment management account (“IMA”).  Interest income for 2008 was $2,415,000 versus $5,713,000 in 2007, a 57.7% decrease due to lower cash balances and interest rates earned on bank deposits.

  Dividend income on our investments in marketable securities and preferred stock was $3,519,000 and $3,506,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

Discontinued Operations –

  In September 2008, we began a process to sell two nursing home facilities located in Hoisington and Emporia, Kansas.  Based on a current evaluation of the physical condition of the properties and the estimate of undiscounted future cash flows from the properties, we concluded that an impairment charge of $1,600,000 was necessary to reduce the carrying value of the assets to fair value of $629,000.  We estimate these properties will be sold within the next twelve months.  In accordance with SFAS 144, the facilities meet the accounting criteria as being held for sale and the results of their operations have been reported in the current and prior periods as discontinued operations in the Condensed Consolidated Statements of Income.  The loss from discontinued operations of these facilities for the nine-month period ended September 30, 2008 was $1,657,000 versus income of $93,000 for the same period in 2007.

  In September 2008, we recognized into income for financial and tax purposes $4,121,000 of deferred credits which existed at the date of sale in 2003 of two nursing home facilities in Washington.  At the expiration of the five-year statute of limitations, management concluded based on the advice of counsel that we were legally released from any potential liability settlements.  The income from discontinued operations of these facilities for the nine months ended September 30, 2008 and 2007 was $4,106,000 and $38,000, respectively.

  On December 31, 2007, we recognized the sale of the 16 Foreclosure Properties in New England, Missouri and Kansas.  For the three month period ended September 30, 2007, we reclassified the operations of these facilities as discontinued operations in accordance with SFAS 144.  The income from discontinued operations of these facilities for the three months ended September 30, 2008 and 2007 was $0 and $2,428,000, respectively.

  In May 2007, we completed the sale of a facility in Milwaukee, Wisconsin to a third party and recognized a gain on sale of $669,000.  The income from discontinued operations of this facility was $649,000 for the six month period ended June 30, 2007.

Liquidity and Capital Resources

Sources and Uses of Funds

  Our primary sources of cash include rent and interest receipts, proceeds from the sales of real property and principal payments on notes receivable.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property acquisitions and general and administrative expenses.  These sources and uses of cash are reflected in our condensed Consolidated Statements of Cash Flows and are discussed in further detail below.

  The following is a summary of our sources and uses of cash flows (in thousands):

	Nine months ended
	September 30,	September 30,
	2008	2007	Change	%
Cash and cash equivalents, beginning of period	$ 75,356	$ 158,815	$ (83,459)	(52%)
Cash provided by operating activities	48,588	46,005	2,583	5%
Cash provided by investing activities	47,299	57,100	(9,801)	(17%)
Cash used in financing activities	(73,806)	(156,089)	82,283	(53%)
Cash and cash equivalents, end of period	$ 97,437	$ 105,831	$ (8,394)	(8%)

  Separate reporting of cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows is not required under FASB Statement No. 95 “Statement of Cash Flows”.  Cash flows related to discontinued operations for the nine-month period ended September 30, 2007 were $6,829,000 provided by operating activities and $3,366,000 used in investing activities.  We have provided purchase financing to the buyers of the Foreclosure Properties and expect net cash flows from payments to us to be approximately $5,000,000 for the 2008 fiscal year.

  Operating Activities - Net cash provided by operating activities generally includes our net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment write-downs and recoveries, and gains/losses on the disposition of assets and share-based compensation.  Net cash provided by operating activities was $48,588,000 for the nine months ended September 30, 2008 versus $46,005,000 for the same period in 2007, a decrease of 5.6%.  Net cash provided by operating activities in 2008 consists of net income of $44,143,000, depreciation of $5,991,000, an impairment loss of $1,600,000 related to two Kansas facilities, realized losses on sales of marketable securities of $377,000, an impairment loss of $1,000,000 related to our investment in enhanced cash funds at Bank of America, reduced by share-based compensation of $27,000, and working capital changes and smaller items totaling $4,496,000.  Working capital changes affecting cash were primarily due to the timing of collections of receivables and the payments of accounts payable.

  Net cash provided by operating activities for the nine months ended September 30, 2007 of $46,005,000 consisted primarily of net income of $67,000,000, depreciation of $8,808,000 and stock-based compensation of $452,000, reduced primarily by the recoveries of previous loan write-downs of $23,000,000, the gain on a note receivable payoff of $468,000, the net gain on the sale of real estate of $711,000 and working capital changes and smaller items totaling $6,076,000.

  Investing Activities – Net cash provided by investing activities during the nine months ended September 30, 2008 totaled $47,299,000 versus $57,100,000 for the same period in 2007, a decrease of 17.2%.  Collections and prepayments on mortgages and other notes receivable in 2008 was $31,720,000 and consisted of (1) a collection of $7,050,000 related to the payoff of a note receivable from NHC, (2) down payments received of $19,100,000 from the sale and financing of the Foreclosure Properties, and (3) routine collections of $5,570,000.  Acquisitions of property and equipment of $4,048,000 relates primarily to our purchase of all the assets of a nursing home facility in Orangeburg, SC.  Sales of marketable securities of $19,627,000 pertain to ongoing redemptions of our original investment in an enhanced cash fund.

  Net cash provided from investing activities for the nine months ended September 30, 2007 of $57,100,000 included collections and prepayments of mortgage notes receivable of $54,981,000 and proceeds from the sale of property and equipment of $2,337,000.  The $54,981,000 in collections and prepayments include the following: (1) $5,681,000 as a result of the early payoff from one Florida-based nursing home, (2) $44,192,000 as a result of an early payoff from HSM of Texas LLC, (3) a $3,500,000 payoff of a short-term real estate loan, and (4) $1,608,000 of routine collections.  Investments (funding) in new mortgage notes receivable were $8,441,000 and acquisitions of property and equipment were $1,774,000.  Purchases and sales of marketable securities pertain to our transactions in an enhanced cash fund.

  Financing Activities - Net cash used in financing activities for the nine months ended September 30, 2008 totaled $73,806,000 versus $156,089,000 for the same period in 2007, a decrease of 53%.  Principal payments on debt for each of the nine-month periods in 2008 and 2007 were $3,807,000 and $102,526,000, respectively, the payoff of our $100 million unsecured notes having been made in July 2007.  Dividends paid to stockholders in each of the nine-month periods in 2008 and 2007 were $70,244,000 and $53,563,000, respectively.  In 2008, dividends paid to stockholders included a special dividend of $.85 per common share compared to a special dividend of $.45 per common share paid in the same period in 2007.  In addition, in 2008 there was a special “spillover” dividend of $.08 per common share related to our decision to distribute 100% of our 2007 taxable income as dividends to our stockholders.

Liquidity

  At September 30, 2008, our liquidity is strong, with cash and highly-liquid marketable securities of $123,469,000 which is exclusive of $12,591,000 invested in an enhanced cash fund and in a separate investment management account (“IMA”) containing positions in most of the same underlying securities.  Cash proceeds from loan payoffs and the recovery of previous writedowns have been distributed as dividends to stockholders, used to retire our indebtedness and accumulated in bank deposits for the purpose of making new mortgage loan and real estate investments.  At September 30, 2008, we have a low level of remaining debt of $5,705,000 and it is serviced through our normal operations.  Due to the payoff of our unsecured public notes in 2007, our debt to book capitalization ratio has declined to 1.26%, the lowest level in our history.

  Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) continues to increase from our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.  Our investment in the enhanced cash fund and separate IMA is not expected to have an affect on our ability to timely meet our obligations, to pay dividends to stockholders, or make prudent real estate investments when available (see Note 7 to the Condensed Consolidated Financial Statements).

  We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2008 and thereafter.  During the first nine months of 2008, we declared (1) a quarterly dividend of $.55 per common share for stockholders of record March 31, 2008, payable on May 9, 2008; (2) a special “spillover” dividend of $.08 per common share for stockholders of record March 31, 2008, payable on May 9, 2008; (3) a quarterly dividend of $.55 per common share for stockholders of record June 30, 2008, payable on August 8, 2008; and (4) a quarterly dividend of $.55 per common share for stockholders of record September 30, 2008, payable on November 10, 2008.

  Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2007 fourth quarter dividend was $.50 per common share, plus a special dividend of $.85 per common share, and both were paid on January 31, 2008.

Contractual Obligations and Contingent Liabilities

As of September 30, 2008, our contractual payment obligations and contingent liabilities were as follows (in thousands):

					After
	Total	Year 1	Years 2–3	Years 4-5	5 Years
Debt principal	$ 5,705	$ 1,720	$ 3,005	$ 470	$ 510
Debt interest (a)	531	46	279	130	76
Loan commitments	217	217	—	—	—
	$ 6,453	$ 1,983	$ 3,284	$ 600	$ 586

(a) For variable rate debt, future interest commitments were calculated using interest rates existing at September 30, 2008.

Off Balance Sheet Arrangements

  We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At September 30, 2008, we did not participate in any such financial instruments.

Commitments

  As of September 30, 2008, we were committed, subject to due diligence and financial performance goals, to fund approximately $217,000 in health care real estate projects, all of which are expected to be funded within the next 12 months.  We currently have sufficient liquidity to finance current investments for which we are committed as well as to repay or refinance borrowings at or prior to their maturity.

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

  As described above, in September 2008, we recorded an impairment charge of $1,600,000 related to two Kansas facilities to reduce the carrying value of these facilities to fair value of $629,000.  We have classified these facilities as held for sale in the condensed consolidated balance sheet and estimate the properties will be sold with in the next twelve months.

  We believe that the carrying amounts of our real estate properties are recoverable and notes receivable are realizable (including those identified as impaired or non-performing) and supported by the value of the underlying assets.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Funds From Operations

  Our basic and diluted funds from operations (“FFO”) for the nine months ended September 30, 2008 was $49,910,000 compared to $75,177,000 for the same period in 2007, a decrease of 33.6% due primarily to recoveries in 2007 of previous writedowns of $23,000,000 and the depreciation on the real estate assets sold during 2007 and classified as discontinued operations.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$ 15,951	$ 36,538	$ 44,143	$ 67,000
Elimination of non-cash items in net income:
Real estate depreciation – continuing operations	1,905	2,201	5,728	6,719
Real estate depreciation – discontinued operations	13	747	39	2,169
Gain on partial land sale – continuing operations	---	---	---	(42)
Gain on sale of real estate – discontinued operations	---	---	---	(669)
Basic and diluted funds from operations	$ 17,869	$ 39,486	$ 49,910	$ 75,177
Basic funds from operations per common share	$ .64	$ 1.43	$ 1.80	$ 2.71
Diluted funds from operations per common share	$ .64	$ 1.42	$ 1.80	$ 2.70

Shares for basic funds from operations per common share	27,767,394	27,703,539	27,750,377	27,703,439
Shares for diluted funds from operations per common share	27,785,708	27,786,198	27,783,141	27,787,604

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

  As of September 30, 2008, $5,705,000 of our debt bears interest at variable rates.  A hypothetical 10% increase in interest rates would reduce our future earnings and cash flows related to these debt instruments by $53,000.  A hypothetical 10% decrease in interest rates would increase our future earnings and cash flows related to these debt instruments by $53,000.

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

Equity Price Risk

  We consider our investments in marketable securities of $38,623,000 at September 30, 2008 as available-for-sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $3,862,000 change in the fair value of our investments in marketable securities.

Item 4.  Controls and Procedures.

  As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a newly-formed Tennessee not for profit corporation (“CFA”) for $32.7 million, with NHI financing 100% of the purchase price and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times, and the current maturity date is December 31, 2008.  As disclosed in Note 10 of the notes to the consolidated financial statements, CFA now alleges that NHI exercised total dominion and control over CFA until sometime in 2008, that NHI caused CFA to enter into the purchase and refinancing transactions, that NHI breached its fiduciary duty to CFA in connection with these transactions, and that these transactions were not fair to CFA and constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  NHI disputes CFA’s allegations and intends to defend vigorously any lawsuit that may be initiated by CFA.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

The Office of the Tennessee Attorney General has informed NHI that it is investigating transactions between NHI and three separate Tennessee not for profit corporations, including CFA.  NHI has been told that a Civil Investigative Demand (“CID”) will likely be issued to NHI in connection with this investigation, although no CID has been received to date.  At this time, NHI does not know whether legal proceedings will be commenced by the Tennessee Attorney General’s office or, if commenced, what relief will be sought.

Item 1A

Risk Factors.

During the quarter ended September 30, 2008, there were no material changes to the risk factors that were disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: November 10, 2008	/s/ W. Andrew Adams
W. Andrew Adams
Chairman, Board of Directors and
Chief Executive Officer

Date: November 10, 2008	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Accounting Officer)