Form 10-K
period 2008-12-31
NATIONAL HEALTH INVESTORS INC
filed 2009-02-24
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission File Number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

MARYLAND	62-1470956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

750-B South Church Street, Murfreesboro, Tennessee	37130
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 890-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Shares of Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: [ ] No: [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: [ ] No: [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: [x]      No: [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer [x]     Accelerated filer [  ]      Non-accelerated filer (Do not check if a smaller reporting company) [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: [ ] No: [x]

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2008 (based on the closing price of these shares on the New York Stock Exchange) was approximately $706,284,000.  The number of shares of Common Stock outstanding as of February 20, 2009, was 27,580,319.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2009 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

Table of Contents

PART I

ITEM 1. BUSINESS.

4

ITEM 1A. RISK FACTORS.

11

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

14

ITEM 2.  PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS.

15

ITEM 3. LEGAL PROCEEDINGS.

19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

20

ITEM 6.  SELECTED FINANCIAL DATA.

21

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

23

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

34

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

64

ITEM 9A. CONTROLS AND PROCEDURES.

64

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

67

ITEM 11.  EXECUTIVE COMPENSATION.

67

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

67

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

67

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

67

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

67

SIGNATURES

68

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

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  Such risks and uncertainties include, among other things, the following risks described in more detail under the heading “Risk Factors” under Item 1A:

*

We depend on the operating success of our customers (facility operators) for collection of our revenues during this time of uncertain and potentially worsening economic conditions in the U.S.;

*

We are exposed to risk that our tenants and mortgagees may become subject to bankruptcy or insolvency proceedings;

*

We are exposed to risks related to government regulations and the effect they have on our tenants’ and mortgagees’ business;

*

We are exposed to risk that the cash flows of our tenants and mortgagees will be adversely affected by increased liability claims and general and professional liability insurance costs;

*

We depend on the success of future acquisitions and investments;

*

We are exposed to risks related to environmental laws and the costs associated with the liability related to hazardous substances;

*

We depend on the ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

*

We are exposed to potential future losses in our investment in enhanced cash funds managed by a division of Bank of America;

*

We are involved in recent litigation brought against us by one of our mortgagees, the ultimate outcome of which is uncertain;

*

We depend on the ability to continue to qualify as a REIT;

     See the notes to the Annual Financial Statements, and “Business” and “Risk Factors” under Item 1 and Item 1A herein for a discussion of various governmental regulations and other operating factors relating to the health care industry and the risk factors inherent in them.  You should carefully consider these risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones we face.  There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1. BUSINESS.

General

     National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care industry.  As of December 31, 2008, we had ownership interests in real estate and mortgage investments (excluding assets held for sale) totaling approximately $289,972,000 and other investments in preferred stock and marketable securities of $64,726,000 resulting in total invested assets of $354,698,000. Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.  These investments include long-term care facilities, acute care hospitals, medical office buildings, retirement centers and assisted living facilities, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.  At December 31, 2008, we had no outstanding bank lines of credit or convertible debt instruments.

     As of December 31, 2008, we had approximately $289,972,000 in real estate assets and mortgage notes receivable investments in 123 health care facilities located in 17 states consisting of 83 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 14 assisted living facilities, 4 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $108,640,000 aggregate carrying amount of loans to 14 borrowers and $181,332,000 of sale-leaseback agreements with 16 lessees.  Of these 123 facilities, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  These 41 facilities include 4 centers subleased to and operated by other companies, the lease payments to us being guaranteed by NHC.

     Beginning with our inception in 1991, NHC had provided advisory services to us under an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement").  Effective November 1, 2004, we assigned the Advisory Agreement with NHC to Management Advisory Source, LLC (“MAS”), formed by our President, Chief Executive Officer and Board Chairman W. Andrew Adams.  We have no ownership in MAS.  Pursuant to this Advisory Agreement, services related to investment activities and day-to-day management and operations were provided to us by MAS.  Accordingly, MAS was subject to the supervision of and policies established by our Board of Directors.  On December 3, 2007, we elected to become a self-managed REIT, with our own management reporting directly to the Board of Directors, and we notified MAS of our intent to terminate the Advisory Agreement effective March 31, 2008.  On January 29, 2008, we received notice from Mr. Adams that he intended to resign as President of NHI effective March 31, 2008.  Under an agreement with our Board of Directors, Mr. Adams will continue to serve as President until March 18, 2009 at which time Justin Hutchens will assume the positions of President and Chief Operating Officer.  It is anticipated that Mr. Adams will remain with us as Chief Executive Officer and as Chairman of the Board of Directors.

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

Types of Health Care Facilities

     Long-term care facilities.  As of December 31, 2008, we owned and leased 49 licensed long-term care facilities, 34 of which were operated by NHC.  All of the 15 remaining licensed long-term care facilities are leased to other long-term care companies.  We also had outstanding first mortgage loans on 34 additional licensed long-term care facilities.  All of these facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy.  The operators of the long-term care facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare.  Long-term care facilities are required to obtain state licenses and are highly regulated at the federal, state and local level.  Most long-term care facilities must obtain certificates of need from the state before opening or expanding such facilities. Some long term-care facilities include assisted living beds.

     Acute and long term care hospitals.  As of December 31, 2008, we owned and leased 1 acute care hospital.  Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation.  Acute and long-term care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure.  Services provided by acute and long-term care hospitals are generally paid for by a combination of private pay sources and governmental programs.

     Medical office buildings.  As of December 31, 2008, we owned and leased 4 medical office buildings.  Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners.  Medical office buildings differ from conventional office buildings due to the special requirements of the tenants and their patients.  Each of our owned medical office buildings is leased to one lessee, and is either physically attached to or located on an acute care hospital campus.  The lessee then leases individual office space to the physicians or other medical practitioners.  The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to lease the individual office space.

     Assisted Living Facilities.  As of December 31, 2008, we owned and leased 14 assisted living facilities.  Assisted living facilities are either free-standing or are attached to long-term care or retirement facilities and provide basic room and board functions for the elderly.  Some assisted living projects include licensed long-term care (nursing home) beds.  On-site staff personnel are available to assist in minor medical needs on an as-needed basis.

     Retirement Centers.  As of December 31, 2008, we owned and leased 4 retirement centers, 3 of which are leased to NHC and one to Sun Healthcare.  Retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas.  Charges for services are paid from private sources without assistance from government programs.  Retirement centers may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is required for long-term care facilities.

     Residences for the developmentally disabled.  As of December 31, 2008, we had outstanding first mortgage notes on 17 residences for the developmentally disabled.  Residences for the developmentally disabled are generally small home-like environments which accommodate six to eight mentally or developmentally disabled persons.  These persons obtain custodial care which includes food, lodging, education and transportation services.  These community based services are replacing the large state institutions which have historically provided care to the developmentally disabled.  Services to the developmentally disabled are primarily paid for by state Medicaid programs.

Nature of Investments

     Our investments are typically structured as either purchase-leaseback transactions or mortgage loans.  We also provide construction loans for facilities for which we have already committed to provide long-term financing or for which the operator agrees to enter into a lease with us upon completion of the construction.  The lease rates of our leases and the interest rates on the mortgage loans and construction loans have historically ranged between 9% and 12% per annum.  We typically charge a commitment fee of 1% based on the purchase price of the property of a purchase-leaseback or the total principal loan amount of a mortgage loan.  In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee for the construction financing.  We believe our lease terms, mortgage loan and construction loan terms are competitive in the market place.  Except for certain properties, as described under “Real Estate and Mortgage Write-downs (Recoveries)” in Item 7, all of the operating Health Care Facilities are currently performing under their mortgage loans or leases.  Typical characteristics of these transactions are as follows:

     Mortgage Loans.  In general, the term of our mortgage loans is 10 years with the principal amortized over 20 to 25 years and a balloon payment due at the end of the 10 year term.  Most of the loans are at a fixed interest rate; however some have an additional interest component which is based on the escalation of gross revenues at the project level or fixed rate increases.  In most cases, the owner of the property has committed to make minimum annual capital improvements for the purpose of maintenance or upgrading their respective facilities.  Additionally, most of our loans are collateralized by first mortgage liens and corporate or personal guarantees.

     Leases.  Our leases generally have an initial leasehold term of 10 to 15 years with one or more 5-year renewal options.  The leases are "triple net leases" under which the tenant is responsible for the payment of all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the Health Care Facilities.  The tenant is generally obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to at least the full replacement costs thereof and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenants at such Health Care Facilities.  The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by the tenant and related activities, as well as to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility, with respect to, each Health Care Facility.

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

     Construction loans.  From time to time, although none are currently outstanding, we also provide construction loans that by their terms convert either into purchase-leaseback transactions or mortgage loans upon the completion of the construction of the facility.  The terms of such construction loans are for a period which commences upon the closing of such loans and terminate upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date.  During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan.  In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower's parent, affiliates of the borrower or one or more of the individuals who control the borrower.  No such loans are currently outstanding.

     Investment in Preferred Stock and Marketable Securities.  We invest a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At December 31, 2008, our investments in preferred and common shares of publicly-held REITs were $55,425,000 and our investments in other available for sale marketable securities were $9,301,000.  Refer to Notes 5 and 6 of our consolidated financial statements for further information.

Disposition and Deconsolidation of Assets

     We previously owned and operated 16 long-term health care facilities that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities to unrelated not-for-profit entities, providing 100% financing (the “Foreclosure Properties”).  The operating revenues and expenses of these facilities continued to be recorded in our Consolidated Statements of Income until such time as the down payment and continuing investment criteria of Financial Accounting Standards Board (“FASB”) Statement No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) were met, at which time we would account for the sales under the full accrual method.  On December 31, 2007, the criteria for recording the sales were met.  Net assets having a book value of $54,350,000 were deconsolidated, mortgage notes receivable of $66,819,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $12,469,000.  On December 31, 2007, we received irrevocable bank letters-of-credit aggregating $10,200,000 from the borrowers to guarantee down payments on the notes, and commitments to make monthly principal and interest payments to us to amortize the remaining note balances.  In January 2008, we received down payments of $19,100,000 on the notes receivable and began receiving principal and interest totaling $417,000 each month.

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

     The long-term care facilities to which we provide mortgage loans and which we lease to others receive the majority of their revenues from Medicare, Medicaid and other government programs.  From time to time, these facilities have experienced Medicare and Medicaid revenue reductions brought about by the enactment of legislation to reduce government costs.  Beginning January 1, 2006, CMS (Centers for Medicare and Medicaid Services) implemented major changes to the Prospective Payment System (“PPS”) payment methodology (see Sources of Revenues under this Item 1) that reduced payments to facilities by about 5%.  State Medicaid funding is not expected to keep pace with inflation according to industry studies.  Additionally, the assisted living industry experienced slower fill up rates on new projects and more competition for their mature projects as overbuilding occurred in certain markets.  Any changes in reimbursement methodology that reduces reimbursement to levels that are insufficient to cover the operating costs of our borrowers and lessees could adversely impact us.

Operators

     The majority of the Health Care Facilities are operated by the owner or lessee.  As a percent of total investments, 32% of the Health Care Facilities are operated by publicly-owned companies, while 58% are operated by regional health care operators and 10% are operated by smaller operators.  We consider the operator to be an important factor in determining the creditworthiness of the investment, and we generally have the right to approve any changes in operators.   Operators who operate more than 3% of our total real estate investments are as follows: NHC, THI of Baltimore, Inc., Sunrise Senior Living, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, Senior Living Management Corporation, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc.

NHC Master Agreement to Lease

     On December 27, 2005, under an amendment to the Master Lease, NHC exercised its option to extend the existing lease on 41 properties for the second renewal term.  These 41 properties include 38 skilled nursing homes (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC under the Master Lease) and 3 retirement centers.  The 15 year lease extension began January 1, 2007, and includes 3 additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property, voluntarily made by the tenant at its expense.  Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year.  Our rental income in 2008 was $53,339,000 ($33,700,000 from NHC); in 2007 was $50,850,000 ($33,700,000 from NHC); and in 2006 was $45,789,000 ($31,309,000 from NHC).

     The Master Agreement is a "triple net lease" under which NHC is responsible for all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings) and other charges relating to the ownership and operation of the Health Care Facilities.  NHC is obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to the full replacement costs thereof, insurance against boiler explosion and similar insurance, flood insurance if the land constituting the Health Care Facility is located within a designated flood plain area and to maintain specified property damage insurance, protecting us as well as NHC at such Health Care Facility.  NHC is also obligated to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility, with respect to each Health Care Facility leased by NHC.

Commitments

     At December 31, 2008, we had no pending commitments to fund health care real estate projects.  We currently have sufficient liquidity to finance new investments and to repay borrowings at or prior to maturity.

Sources of Revenues

     General.  Our revenues are derived primarily from mortgage interest income and rental income.  During 2008, mortgage interest income equaled $9,666,000.  Rental income totaled $53,339,000 of which $33,700,000 or 63% was from facilities leased by NHC.  The source and amount of revenues of our lessees and borrowers are determined by (i) the licensed bed or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

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

     Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the PPS.  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective July 1, 1998.  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased each October when the federal fiscal year begins.  The acuity classification system is named Resource Utilization Groups III (“RUGs”).  PPS as implemented had an adverse impact on the healthcare industry and our lessees’ and borrowers’ business by decreasing payments materially, which adversely impacted our business. Refinements in the form of temporary add-ons provided some relief until October 1, 2002.  Annual market basket (inflationary) increases have continued to improve payments.

     Medicaid is a joint federal and state program designed to provide medical assistance to “eligible needy persons”.  These programs are operated by state agencies that adopt their own medical reimbursement methodology and standards.  Payment rates and covered services vary from state to state.  In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to those patients.  State Medicaid plans subject to budget constraints are of particular concern to us given the repeal of the Boren Amendment by the Balanced Budget Act of 1997.  The Boren Amendment provided fair reimbursement protection to nursing facilities.  Changes in federal funding and pressure on certain provider taxes coupled with state budget problems have produced an uncertain environment.  Industry studies predict the Medicaid crisis will continue with states required contribution to Medicare Part D and anticipated budget deficits.  States will more than likely be unable to keep pace with nursing center inflation.  States are under pressure to pursue other alternatives to long term care such as community and home based services. Furthermore, several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for nursing home care.

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

     In the past several years, due to rising health care costs, there has been an increased emphasis on detecting and eliminating fraud and abuse in the Medicare and Medicaid programs.  Payment of any consideration in exchange for referral of Medicare and Medicaid patients is generally prohibited by federal statute, which subjects violators to severe penalties, including exclusion from the Medicare and Medicaid programs, fines and even prison sentences.  In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers.  In addition, legislation has been adopted at both state and federal levels which severely restrict the ability of physicians to refer patients to entities in which they have a financial interest.

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

     Certificates of Need.  Certain Health Care Facilities in which we invest are also generally subject to state statutes which may require regulatory approval in the form of a certificate of need ("CON") prior to the addition or construction of new beds, the addition of services or certain capital expenditures.  CON requirements are not uniform throughout the United States and are subject to change.  We cannot predict the impact of regulatory changes with respect to CONs on the operations of our lessees and mortgagees; however, in our primary market areas, a significant reduction in new construction of long-term care beds has occurred.

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

     We did not make significant new investments in real estate assets during 2008 due to our conservative approach to evaluating the risks and uncertainties in the overall economy and its potential negative impact on the operations of long-term care and assisted living facilities.  We anticipate making new mortgage and/or real estate investments in 2009 that meet our risk profile.  In making new investments, we would consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored patients.  There can be no assurances that investments containing these attributes will be found or closed.

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

     We may incur additional indebtedness in the future to make investments in health care related facilities or businesses when it is advisable in the opinion of the Board of Directors.  We may negotiate other lines of credit or arrange for other short or long-term borrowings from banks.  We may arrange for long-term borrowings from institutional investors or through public offerings.  We have previously invested and may in the future invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or in mortgage investment pools.

Advisory Agreement

     Management Advisory Source, LLC - We determined that it was in our best interest to accentuate our independence from NHC, our largest tenant.  Therefore, effective November 1, 2004, we assigned our Advisory Agreement with NHC (described below and since terminated) to a new company, MAS, formed by our President, Chief Executive Officer and Board Chairman, W. Andrew Adams.  We have no ownership in MAS.

     Under the Advisory Agreement, we engaged MAS to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management.  Accordingly, MAS was subject to the supervision of and policies established by our Board of Directors.  From November 1, 2004 to October 1, 2006, MAS outsourced non-managerial functions of the Advisory Agreement such as payroll processing, accounting, treasury and the like to NHC. Effective October 1, 2006, MAS began to provide these services.

     The Advisory Agreement provided that without regard to the amount of compensation received by the Advisor under the Advisory Agreement, the Advisor was to pay all expenses in performing its obligations including the employment expenses of the personnel providing services to us.  The Advisory Agreement further provided that we pay the expenses incurred with respect to and allocable to the prudent operation and business of NHI including any fees, salaries and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of the Advisor. The Advisory Agreement provided that MAS was entitled to annual compensation which was calculated on a formula related to the increase in funds from operations per common share (as defined in the Advisory Agreement).

     On December 3, 2007, we elected to become a self-managed REIT with our own management reporting directly to the Board of Directors.  We notified MAS of our intent to terminate the Advisory Agreement effective March 31, 2008.  On January 29, 2008, we received notice from Mr. Adams that he intends to resign as President of NHI.  Under an agreement with our Board of Directors, he will continue to serve as President until March 18, 2009 at which time Justin Hutchens will assume the positions of

President and Chief Operating Officer.  It is anticipated that Mr. Adams will remain with us as Chief Executive Officer and Chairman of the Board of Directors.

     NHC - We entered into the Advisory Agreement on October 17, 1991 with NHC as "Advisor" under which NHC provided management and advisory services to us through November 1, 2004. The Advisory Agreement was initially for a stated term which expired December 31, 1997.  Thereafter, the Advisory Agreement was on a year-to-year term, but terminable on 90 days notice and terminable for cause at any time.  For 1993 and later years, the Advisor was entitled to annual compensation which was calculated on a formula related to the increase in funds from operations per common share (as defined in the Advisory Agreement).

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

Acquisition Offer

     On October 5, 2006, we received an offer from W. Andrew Adams, our President, Chief Executive Officer and Chairman, a significant stockholder and President of MAS, our Advisor, to acquire all of our outstanding shares of common stock for $30 per share, the offer being subject to certain conditions and contingencies.  The Board of Directors formed a Special Committee consisting of its four independent directors. The Special Committee hired The Blackstone Group L.P. as its financial advisor to assist in evaluating this or any other proposed transactions.  The Special Committee rejected the initial offer.  A second offer was made by Mr. Adams to purchase the shares at $33 per share, and this offer was rejected.  On April 4, 2007, Mr. Adams sent to the Special Committee a third offer of $34 per share. This offer was rejected by the Special Committee on April 6, 2007.  On April 17, 2007, we issued a press release in response to apparent market rumors and the large volume of trades in our common stock.  The press release announced that we were engaged in preliminary discussions and the exchange of information regarding a possible combination of interests with another company.  On June 8, 2007, Mr. Adams notified us of the withdrawal of his offer.  On October 22, 2007, we issued a press release announcing that the Special Committee had decided to cease negotiations with third parties involving the possible sale of the Company, terminate the engagement of The Blackstone Group L.P. as its financial advisor, and dissolve the Special Committee.

Executive Officers of the Company

     The table below sets forth the name, position and age of each of our executive officers.  Each executive officer is appointed by the board of directors, serves at its pleasure and holds office for a term of one year.  There is no “family relationship” among any of the named executive officers or with any director.  All information is given as of February 16, 2009:

Name	Position	Age
W. Andrew Adams	President, Chairman of the Board and Chief Executive Officer	63

Roger R. Hopkins	Chief Accounting Officer	47

     W. Andrew Adams (Chairman of the Board and Chief Executive Officer) has been our Chairman of the Board, President and Chief Executive Officer since our inception in 1991.  Mr. Adams was president and chief executive officer of National HealthCare Corporation (“NHC”) until he resigned those positions in 2004.  He remains on its board of directors, and served as chairman of the board until 2008.  Mr. Adams served as president of National Health Realty, Inc. (“NHR”) from 1997 until November 2004 and served as chairman of the board until NHR was acquired by NHC in 2007.  Mr. Adams serves on the board of directors of SunTrust Bank in Nashville, Tennessee.  He received his B.S. and M.B.A. degrees from Middle Tennessee State University.

     On February 18, 2009, the Board of Directors named Justin Hutchens, 34, as the new President and Chief Operating Officer effective March 18, 2009.  He has held a variety of management positions with long-term care and assisted living facility companies, most recently as Chief Operating Officer and Executive Vice President of Emeritus Senior Living, Inc. since 2007.  Mr. Hutchens received a B.S. degree in human services from the University of Northern Colorado in 1995 and a M.S. degree in management from Regis University in 1998.

     Roger R. Hopkins joined us in 2006 and was named Chief Accounting Officer on December 31, 2006.  Until 2006, he was a partner in the Tennessee regional accounting firm of Rodefer Moss & Co, PLLC.  He was previously a senior manager in the Nashville, Tennessee office of Deloitte & Touche.  Mr. Hopkins received his B.S. degree in accounting from Tennessee Technological University in 1982 and is a Certified Public Accountant.

Since terminating the Advisory Agreement effective March 31, 2008, we assumed the employment of some of the MAS employees and we now have a staff of 7, all serving in our corporate offices.

Investor Information

     We maintain a worldwide web site at www.nhinvestors.com.  We publish to this web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases.  We have a policy of placing these on the web site within two (2) business days after public release or filing with the SEC.

     We also maintain the following documents on the web site:

*

The NHI Code of Ethics and Standards of Conduct.  This has been adopted for all employees, officers and directors of the Company.  The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of Conduct.  To date there have been none.

*

Information on our “NHI Valuesline” which allows our employees and stockholders unrestricted access to our Internal Auditor, executive officers and directors.  The toll free number is 800-526-4064 and the communications may be made anonymously, if desired.

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

     The Annual Stockholders’ meeting will be held at 11:00 a.m. on May 1, 2009 at the Center for the Arts, 110 College Street, Murfreesboro, TN.

ITEM 1A. RISK FACTORS.

     We depend on the operating success of our customers (facility operators), whose business is focused in the skilled nursing and assisted living industry, for collection of our revenues during this time of uncertain and potentially worsening economic conditions in the U.S.

     Revenues to operators of the Health Care Facilities are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates.  Revenues from government reimbursement have, and may continue, to come under pressure due to reimbursement cuts and from widely-publicized federal and state budget shortfalls and constraints.  Overall weak economic conditions in the U.S. which affect housing sales, investment returns and personal incomes may adversely affect occupancy rates of assisted living facilities that generally rely on private pay residents.  Expenses for the Health Care Facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service.    Liability insurance and staffing costs continue to increase for our operators.  To the extent any decrease in revenues and/or any increase in operating expenses results in a facility not generating enough cash to make scheduled payments to us, our revenues, net income and funds from operations would be adversely affected.  Consequently, we might be unable to maintain or increase our current dividend and the market price of our stock may decline.

     We are exposed to the risk that our tenants and mortgagees may not be able to meet the rent, principal and interest or other payments due us, which may result in an operator bankruptcy or insolvency, or that an operator might become subject to bankruptcy or insolvency proceedings for other reasons.

     Although our operating lease agreements provide us the right to evict an operator, demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligations, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization.  An operator in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and/or interest in the case of a mortgage loan and to exercise other rights and remedies.  We may be required to fund certain expenses (e.g. real estate taxes, maintenance and capital improvements) to preserve the value of a facility, avoid the imposition of liens on a facility and/or transition a facility to a new operator.  In some instances, we have terminated our lease with an operator and leased the facility to another operator.  In some of those situations, we provided working capital loans to, and limited indemnification of, the new operator.  If we cannot transition a leased facility to a new operator, we may take possession of that facility, which may expose us to certain successor liabilities.  Should such events occur, our revenue and operating cash flow may be adversely affected.

     We are exposed to risks related to government regulations and the effect they have on our tenants’ and mortgagees’ business.

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

     We depend on the success of future acquisitions and investments.

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

We are exposed to potential future losses in our investment in enhanced cash funds managed by a division of Bank of America.

     We have investments in enhanced cash funds at December 31, 2008 with Columbia Management, a division of Bank of America, with an estimated fair market value of $7,953,000 which is net of other than temporary impairment losses recognized of $2,065,000 in 2008.  The funds were abruptly closed in December 2007 by Columbia and are being liquidated in an orderly fashion for investors.  The funds contain a wide variety of high-quality corporate debt securities, but also a significant amount of asset-backed and mortgage-backed securities that have become impaired as a result of a decline in our nation’s economy and adverse impacts to the financial markets and various financial instruments.  We had not experienced any losses on our investment in these funds prior to December 2007.  A worsening of the nation’s economy could adversely affect the value of the underlying securities of the funds as Columbia continues it liquidation strategy during 2009 and 2010, and we would be required to recognize further losses on our investment.

We are involved in recent litigation brought against us by one of our mortgagees, the ultimate outcome of which is uncertain.

     As described further in Item 3, one of our mortgagees has threatened to file a lawsuit against us.  We have also disclosed in Form 8-K on January 12, 2009 that the mortgagee had filed for Chapter 11 bankruptcy on December 30, 2008 and had filed an adversary proceeding complaint against us in the bankruptcy case.  The current balance of the mortgage loan owed to us is approximately $22.9 million.  We had consistently worked with the mortgagee to extend the maturity date of its mortgage note several times since the inception of the note on January 1, 2002, the most recent extension making the balance due December 31, 2008.  We adamantly deny the mortgagees claims made in their adversary proceeding, and intend to vigorously defend against their complaint and enforce payment of the amounts owed to us.  Due to the recent filing of this action against us, we cannot estimate either the timing or outcome of this litigation; however, an unfavorable outcome could have a material adverse effect on us.

     We depend on the ability to continue to qualify as a REIT.

     We intend to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and believe we have and will continue to operate in such a manner.  Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed.  A reduction in our earnings would affect the amount we could distribute to our stockholders.  Also, if we do not qualify as a REIT, we would not be required to make distributions to stockholders, since a non-REIT is not required to pay dividends to stockholders amounting to at least 90% of its annual REIT taxable income.

     Other risks.

     See the notes to the annual financial statements, “Business” under Item 1 and “Legal Proceedings” under Item 3 herein for a discussion of various governmental regulations and operating factors relating to the health care industry and other factors and the risks inherent in them.  You should carefully consider these risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     None

ITEM 2.  PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS.

LONG TERM CARE		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	L	151
NHC HealthCare, Moulton	Moulton	L	136

ARIZONA
Sunbridge Estrella Care and Rehabilitation**	Avondale	L	161

FLORIDA
Ayers Health and Rehabilitation Center	Trenton	M	120
Bayonet Point Health & Rehabilitation Center	Hudson	L	180
Bear Creek Nursing Center	Hudson	M	120
Brooksville Healthcare Center	Brooksville	M	180
Cypress Cove Care Center	Crystal River	M	120
Heather Hill HealthCare Center	New Port Richey	M	120
Osceola Health Care Center	St. Cloud	M	120
Parkway Health and Rehabilitation Center	Stuart	L	177
Royal Oak Nursing Center	Dade City	M	120
The Health Center of Merritt Island	Merritt Island	L	180
The Health Center of Plant City	Plant City	L	180
Savannah Cove of Maitland*	Maitland	L	39
Savannah Cove of the Palm Beaches*	West Palm Beach	L	30

GEORGIA
Ashton Woods Rehabilitation Center	Rossville	M	157
The Place at Martinez	Augusta	M	100
The Place at Deans Bridge	Augusta	M	100
The Place at Pooler	Pooler	M	122
NHC HealthCare, Rossville	Rossville	L	112
The Place at Augusta	Augusta	M	100

IDAHO
Grangeville Health and Rehabilitation Center	Grangeville	L	60
Sunbridge Retirement and Rehabilitation for Nampa*	Nampa	L	46

KANSAS
Chanute HealthCare Center	Chanute	M	77
Council Grove HealthCare Center	Council Grove	M	80
Emporia Rehabilitation Center (vacant)***	Emporia	L	79
Haysville HealthCare Center	Haysville	M	119
Larned HealthCare Center*	Larned	M	54
Sedgwick HealthCare Center	Sedgwick	M	62

KENTUCKY
NHC HealthCare, Glasgow*	Glasgow	L	194
NHC HealthCare, Madisonville	Madisonville	L	94

MASSACHUSETTS
John Adams HealthCare Center	Quincy	M	71
Buckley HealthCare Center	Greenfield	M	120
Holyoke HealthCare Center	Holyoke	M	102
Longmeadow of Taunton	Taunton	M	100

MISSOURI
Charleviox HealthCare Center	St. Charles	M	142
Columbia HealthCare Center	Columbia	M	97

LONG TERM CARE (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
MISSOURI (continued)
Joplin HealthCare Center	Joplin	M	92
NHC HealthCare, Desloge**	Desloge	L	120
NHC HealthCare, Joplin	Joplin	L	126
NHC HealthCare, Kennett**	Kennett	L	170
NHC HealthCare, Maryland Heights	Maryland Heights	L	220
NHC HealthCare, St. Charles	St. Charles	L	120

NEW HAMPSHIRE
Epsom HealthCare Center	Epsom	M	108
Maple Leaf HealthCare Center	Manchester	M	114
Villa Crest HealthCare Center	Manchester	M	165

NEW JERSEY
Brighton Gardens of Edison*	Edison	L	30

SOUTH CAROLINA
NHC HealthCare, Anderson	Anderson	L	290
NHC HealthCare, Greenwood	Greenwood	L	152
NHC HealthCare, Laurens	Laurens	L	176
UniHealth Post-Acute Care - Orangeburg	Orangeburg	L	88

TENNESSEE
NHC HealthCare, Athens	Athens	L	98
NHC HealthCare, Chattanooga	Chattanooga	L	207
NHC HealthCare, Columbia	Columbia	L	106
NHC HealthCare, Dickson*	Dickson	L	191
NHC HealthCare, Franklin	Franklin	L	80
NHC HealthCare, Hendersonville	Hendersonville	L	122
NHC HealthCare, Hillview	Columbia	L	92
NHC HealthCare, Johnson City	Johnson City	L	160
NHC HealthCare, Knoxville	Knoxville	L	139
NHC HealthCare, Lewisburg	Lewisburg	L	102
NHC HealthCare, McMinnville	McMinnville	L	150
NHC HealthCare, Milan	Milan	L	122
NHC HealthCare, Oakwood	Lewisburg	L	60
NHC HealthCare, Pulaski	Pulaski	L	102
NHC HealthCare, Scott	Lawrenceburg	L	62
NHC HealthCare, Sequatchie	Dunlap	L	120
NHC HealthCare, Smithville*	Smithville	L	114
NHC HealthCare, Somerville*	Somerville	L	72
NHC HealthCare, Sparta	Sparta	L	120
NHC HealthCare, Springfield	Springfield	L	107

TEXAS
Forest Lane Healthcare Center	Dallas	L	120
Heritage Manor - Canton	Canton	L	110
Heritage Place	Dallas	L	149
Heritage Oaks	Arlington	L	204
Hill Country Care Center	Dripping Springs	L	60
Pecan Tree Manor	Gainesville	L	122
The Village at Richardson	Dallas	L	280
Winterhaven Healthcare Center	Houston	L	160

VIRGINIA
NHC HealthCare, Bristol**	Bristol	L	120
Heritage Hall- Charlottesville	Charlottesville	M	120

LONG TERM CARE (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
VIRGINIA (continued)
Heritage Hall- Brookneal	Brookneal	M	60
Heritage Hall- Lexington	Lexington	M	60
Heritage Hall- Virginia Beach	Virginia Beach	M	90
Heritage Hall- Front Royal	Front Royal	M	60
Heritage Hall- Grundy	Grundy	M	120
Heritage Hall- Laurel Meadows	Laurel Fork	M	60

ACUTE CARE PROPERTIES

KENTUCKY
Kentucky River Hospital	Jackson	L	55

MEDICAL OFFICE BUILDINGS
			Sq. Ft.
FLORIDA
North Okaloosa	Crestview	L	27,017

ILLINOIS
Crossroads	Mt. Vernon	L	12,910

TEXAS
Hill Regional	Hillsboro	L	23,000
Pasadena Bayshore	Pasadena	L	61,500

RETIREMENT CENTERS			Licensed
			Beds
IDAHO
Sunbridge Retirement and Rehab for Nampa*	Nampa	L	115

KANSAS
Larned HealthCare Center*	Larned	M	10

MISSOURI
Lake St. Charles Retirement Center	St. Charles	L	155

TENNESSEE
Colonial Hill Retirement Center	Johnson City	L	63
Parkwood Retirement Apartments	Chattanooga	L	30

ASSISTED LIVING AND DEVELOPMENTALLY DISABLED

ARIZONA
The Place at Gilbert	Gilbert	L	40
The Place at Glendale	Glendale	L	38
The Place at Tanque Verde	Tucson	L	42
The Place at Tucson	Tucson	L	60

FLORIDA
19th Street Group Home	Gainesville	M	6
107th Place Group Home	Belleview	M	6
Bessent Road Group Home	Starke	M	6
Claudia Drive Group Home	Jacksonville	M	6
Coletta Drive Group Home	Orlando	M	6
Frederick Avenue Group Home	Daytona Beach	M	6
High Desert Court Group Home	Jacksonville	M	6
Plaza Oval Group Home	Casselberry	M	6
Rosewood Group Home	Ormond Beach	M	6
Second Street Group Home	Ocala	M	6
Spring Street Group Home	Lake City	M	6

ASSISTED LIVING AND DEVELOPMENTALLY DISABLED (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
FLORIDA (continued)
Suffridge Drive Group Home	Bonita Springs	M	6
Savannah Court of Maitland*	Maitland	L	112
Indigo Palms at Daytona	Daytona Beach	L	60
Indigo Palms at Maitland	Maitland	L	116
Savannah Court of Palm Beaches*	West Palm Beach	L	114
Tunis Street Group Home	Jacksonville	M	6
Walnut Street Group Home	Starke	M	6

IDAHO
Sunbridge Retirement and Rehab for Nampa*	Nampa	L	22

KANSAS
Larned HealthCare Center*	Larned	M	19

KENTUCKY
NHC HealthCare, Glasgow*	Glasgow	L	12

MISSOURI
Lake St. Charles Retirement Center	St. Charles	L	25

NEW JERSEY
Brighton Gardens of Edison*	Edison	L	118

PENNSYLVANIA
Heritage Hill Senior Community	Weatherly	L	143

SOUTH CAROLINA
The Place at Conway	Conway	L	52

TENNESSEE
717 Cheatam Street	Springfield	M	8
305 West Hillcrest Drive	Springfield	M	8
307 West Hillcrest Drive	Springfield	M	8
NHC HealthCare, Dickson*	Dickson	L	20
NHC HealthCare, Somerville*	Somerville	L	12
NHC HealthCare, Smithville*	Smithville	L	6
The Place at Gallatin	Gallatin	L	49
The Place at Kingsport	Kingsport	L	49
The Place at Tullahoma	Tullahoma	L	49

*These facilities are listed in multiple categories (numbers of beds are not duplicated elsewhere in this table).

**These facilities collateralize the first mortgage revenue bonds payable by us at December 31, 2008 of $3,987,000.

***The facility was classified as held for sale at December 31, 2008.

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension.  We expect that prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

10-YEAR LEASE EXPIRATIONS
				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent **	Annualized
Year	Expiring	Square Feet*	of Beds	(in thousands)	Gross Rent
2009	1	—	379	$ 3,150	5.9%
2010	2	—	1,083	5,282	9.9%
2011	4	35,910	406	2,542	4.8%
2012	1	—	55	3,032	5.7%
2013	2	27,017	148	1,730	3.2%
2014	—	—	—	—	—
2015	—	—	—	—	—
2016	1	—	151	935	1.7%
2017	2	—	260	1,158	2.2%
2018	2	61,500	88	1,077	2.0%
Thereafter	3	—	5,872	34,534	64.6%

*Rentable Square Feet represents total square footage in four medical office building investments.

**Annualized Gross Rent reflects 2008 actual rent income (exclusive of straight-line rent adjustments).

ITEM 3. LEGAL PROCEEDINGS.

     The Health Care Facilities are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial position, operations and cash flows.

     On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a newly-formed Tennessee nonprofit corporation (“CFA”) for $32.7 million, with NHI financing 100% of the purchase price and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the balance of $22,936,000 due December 31, 2008.  NHI received notice that on December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case.  NHI had previously disclosed in its most recent Form 10-Q that CFA had threatened to file such a lawsuit.  As disclosed in Note 9 of the notes to the consolidated financial statements, CFA’s complaint alleges that NHI exercised total dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleges that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  As part of its complaint, CFA seeks a declaratory judgment and asserts claims for breach of fiduciary duty, fraud, conversion, and unjust enrichment.  CFA claims that it has sustained compensatory and punitive damages in excess of $25 million.  NHI adamantly denies CFA’s claims and intends to vigorously defend against CFA’s complaint.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

     NHI has also been served with a Civil Investigative Demand by the Office of the Tennessee Attorney General, which has indicated it is investigating transactions between NHI and three separate Tennessee nonprofit corporations, including CFA.  At this time, NHI does not know whether the Tennessee Attorney General’s office will commence any legal proceedings or, if so, what relief will be sought.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company’s Charter contains certain provisions which are designed to ensure that the Company’s status as a real estate investment trust is protected for federal income tax purposes. One of such provisions prohibits any stockholder from owning, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s stock.  In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants. Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family. These written agreements are intended to restate and replace the parties’ prior verbal agreement. These agreements were entered into in connection with the Company’s recent stock purchase program pursuant to which the Company announced that it would purchase up to 1,000,000 shares of its common stock in the public market from its stockholders.

     A separate agreement was entered into with each of the spouse and children of Dr. Carl E. Adams and others within Mr. W. Andrew Adams’ family. We needed to enter into such an agreement with each family member because of the complicated ownership attribution rules under the Code. The Agreement permits the Excepted Holders to own stock in excess of 9.9% up to the limit specifically provided in the individual agreement and not lose rights with respect to such shares. However, if the stockholder’s stock ownership exceeds the limit then such shares in excess of the limit become “Excess Stock” and lose voting rights and entitlement to receive dividends.  The Excess Stock classification remains in place until the stockholder no longer exceeds the threshold limit specified in the Agreement. The purpose of these agreements is to ensure that the Company does not violate the prohibition against a real estate investment trust being closely held.

     W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant. Again, this prohibition is designed to protect the Company’s status as a real estate investment trust for tax purposes.

     In addition, the parties to the Excepted Holder Agreements agree to vote their shares of common stock of the Company in favor of a proposed Charter amendment that the Company intends to recommend to its shareholders at its 2009 annual meeting.

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

Common Stock Market Prices and Dividends

     Our common stock is traded on the New York Stock Exchange under the symbol “NHI”.  As of February 20, 2009, there were approximately 1,000 holders of record of shares and approximately 12,800 beneficial owners of the shares.

     High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2008			2007
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$33.45	$27.18	$.63	$33.49	$27.72	$.50
June 30	32.83	27.96	.55	35.54	30.99	.50
September 30	35.00	27.52	.55	34.98	28.21	.50
December 31	33.84	17.10	.69	33.17	27.00	1.35

     The closing price of our stock on February 20, 2009 was $25.68.  On February 20, 2009, we announced a first quarter dividend of $.55 per common share to stockholders of record on March 31, 2009.

     We currently maintain two equity compensation plans: the NHI 1997 Stock Option Plan (“the 1997 Plan”) and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”).  Each of these plans has been approved by our stockholders.  The following table provides information as of December 31, 2008 about our common stock that may be issued upon grants of restricted stock and the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	159,668	$29.03	1,353,967(a)

(a) These shares remain available for grant under the 2005 Plan.

     The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the previous five years in comparison to the cumulative total return on the FTSE NAREIT All REITs Index and the Standard & Poor’s 500 Stock Index.  The FTSE NAREIT All REITs Index is comprised of all tax-qualified real estate investment trusts that are listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market List.  The FTSE NAREIT All REITs Index is not free float adjusted, and constituents are not required to meet minimum size and liquidity criteria.

NATIONAL HEALTH INVESTORS, INC.
Comparison of Cumulative Total Return

$200.00
$150.00
$100.00
$50.00
$-

	2003	2004	2005	2006	2007	2008
NHI	**$100.00**	**$125.48**	**$119.69**	**$163.11**	**$148.86**	**$162.05**
S&P 500	**$100.00**	**$110.88**	**$116.33**	**$134.70**	**$142.09**	**$89.52**
NAREIT All REIT	**$100.00**	**$130.41**	**$141.22**	**$189.73**	**$155.90**	**$97.69**

Assumes $100 inv. 12/31/03 in NHI, S&P 500 and NAREIT All REIT

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table represents our financial information for the five years ended December 31, 2008.  This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

NATIONAL HEALTH INVESTORS, INC.

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share amounts)

As of and for the Year Ended December 31	2008	2007(a)	2006(a)	2005(a)	2004(a)
Net revenues	$ 63,005	$ 62,158	$ 60,770	$ 61,779	$ 63,692
Non-operating income	6,487	12,464	12,721	22,331	12,381

Income from continuing operations	55,451	78,959	58,685	50,424	53,572
Discontinued operations:
Operating income (loss) - discontinued operations	2,059	4,338	4,729	3,211	1,264
Net gain on dispositions and deconsolidation	—	13,138	5,814	773	1,543
Net income	57,510	96,435	69,228	54,408	56,379
Dividends to preferred stockholders	—	—	—	—	(514)
Net income available to common stockholders	$ 57,510	$ 96,435	$ 69,228	$ 54,408	$ 55,865
Earnings per share:
Basic:
Income from continuing operations	$ 2.00	$ 2.85	$ 2.12	$ 1.82	$ 1.95
Discontinued operations	.08	.63	.38	.14	.10
Net income per common share	2.08	3.48	2.50	1.96	2.05
Diluted:
Income from continuing operations	$ 2.00	$ 2.84	$ 2.11	$ 1.81	$ 1.93
Discontinued operations	.07	.63	.38	.14	.10
Net income per common share	2.07	3.47	2.49	1.95	2.03

BALANCE SHEET DATA:
Mortgages and other notes receivable, net	$ 108,640	$ 141,655	$ 99,532	$ 118,800	$ 112,072
Real estate properties, net	181,532	187,455	235,199	263,129	278,170
Total assets	457,106	500,732	598,198	590,589	633,701
Debt	3,987	9,512	113,492	117,252	154,432
Convertible subordinated debentures	—	—	—	201	1,116
Total stockholders' equity	429,615	446,138	431,671	424,968	425,539

OTHER DATA:
Common shares outstanding	27,580,319	27,752,239	27,752,239	27,830,439	27,545,018
Weighted average common shares:
Basic	27,706,106	27,703,464	27,744,868	27,699,887	27,257,826
Diluted	27,731,951	27,783,862	27,778,764	27,830,886	27,531,084
Common dividends declared per share	$ 2.42	$ 2.85	$ 2.37	$ 1.80	$ 1.85

(a) Prior period financial information has been reclassified for presentation of operations discontinued during 2008, along with reclassification of certain balance sheet line items to conform to the 2008 presentation.

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

Executive Overview

     National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in income-producing health care properties with emphasis on the long-term health care sector.  As of December 31, 2008, we had ownership interests in real estate and mortgage investments (excluding assets held for sale) totaling approximately $289,972,000 and other investments in preferred stock and marketable securities of $64,726,000 resulting in total invested assets of approximately $354,698,000.  Founded in 1991, our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.

Portfolio

     As of December 31, 2008, we had investments in real estate and mortgage notes receivable in 123 health care facilities located in 17 states consisting of 83 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 14 assisted living facilities, 4 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $108,640,000 aggregate carrying value amount of loans to 14 borrowers and $181,332,000 of real estate investments with 16 lessees.

     Of these 123 facilities, 41 are leased to NHC, a publicly-held company and our largest customer.  During 2008, our rental income totaled $53,339,000 of which $33,700,000 or 63% was from facilities leased by NHC.  These 41 facilities include 4 centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.  NHC was our investment advisor until November 1, 2004.

     Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our real estate portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 19.7% of our total real estate portfolio on December 31, 2008, based on the net book value (carrying amount) of these properties.  In 1991, these assets were transferred by NHC to us at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the current fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income in 2008 from NHC was $33,700,000 or approximately 58.9% of our net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

     As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, state survey results and other relevant information.

     At December 31, 2008, 32% of the total invested assets of the Health Care Facilities were operated by publicly-held company operators, 58% by regional operators, and 10% by small operators.

The following tables summarize our portfolio at December 31, 2008 (excluding assets held for sale):

Portfolio Statistics		Investment
	Properties	Percentage	Investment
Real Estate Properties	72	62.5%	$181,332,000
Mortgages and Notes Receivable	51	37.5%	108,640,000
Total Portfolio	123	100.0%	$289,972,000

Real Estate Properties	Properties	Beds	Investment
Long Term Care Centers	49	6,788	$102,264,000
Assisted Living Facilities	14	1,133	56,106,000
Medical Office Buildings	4	124,427 sq. ft.	9,140,000
Independent Living Facilities	4	458	7,531,000
Hospitals	1	55	6,291,000
Total Real Estate Properties	72		181,332,000
Mortgage Notes Receivable
Long Term Care Centers	34	3,581	104,890,000
Developmentally Disabled	17	108	3,750,000
Total Mortgage Notes Receivable	51		108,640,000
Total Portfolio	123		$290,172,000

		Investment
Summary of Facilities by Type	Properties	Percentage	Investment
Long-term Care Centers	83	71.4%	$207,154,000
Assisted Living Facilities	14	19.3%	56,106,000
Medical Office Buildings	4	3.2%	9,140,000
Independent Living Facilities	4	2.6%	7,531,000
Hospitals	1	2.2%	6,291,000
Developmentally Disabled	17	1.3%	3,750,000
Total Real Estate Portfolio	123	100.0%	$289,972,000

		Investment
Portfolio by Operator Type:	Properties	Percentage	Investment
Public	65	32.1%	$92,973,000
Regional	47	58.0%	168,263,000
Small	11	9.9%	28,736,000
Total Real Estate Portfolio	123	100.0%	$289,972,000

		Investment
Public Operators		Percentage	Investment
National HealthCare Corp.		19.7%	$57,217,000
Community Health Systems, Inc.		4.2%	12,282,000
Sunrise Senior Living, Inc.		4.1%	11,780,000
Sun Healthcare Group, Inc.		2.7%	7,944,000
Res-Care, Inc.		1.3%	3,750,000
Total Public Operators		32.0%	$92,973,000

     Operators who operate more than 3% of our total real estate investments are as follows: NHC, THI of Baltimore, Inc., Sunrise Senior Living, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, Senior Living Management Corporation, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc.

     As of December 31, 2008, the average effective annual rental income was $5,723 per bed for long term care centers, $6,373 per bed for assisted living facilities, $3,945 per bed for independent living facilities, $55,127 per bed for hospitals and $13 per square foot for medical office buildings.

     We invest a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At December 31, 2008, our investments in preferred and common shares of publicly-held REITs were $55,425,000 and our investments in other available for sale marketable securities were $9,301,000.  Refer to Notes 5 and 6 of our consolidated financial statements for further information.

Areas of Focus

     We anticipate making new investments in 2009 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our equity.  New investments may be funded by our liquid investments and, if needed, by external financing.  We will make new investments where we believe the spreads over our cost of capital will generate returns to our investors.

     We have focused on lowering our debt for the past five years.  On July 16, 2007, we paid off our 7.3% unsecured notes totaling $100 million when they matured.  Our debt to equity ratio on December 31, 2008 was 0.93%, the lowest level in our history.  Our liquidity is also strong with cash and marketable securities of $126,836,000 exceeding our total debt outstanding of $3,987,000 at December 31, 2008.

     On December 27, 2005, we reached an agreement with NHC to extend through December 31, 2021 our current lease on 41 of our real estate properties.  These 41 facilities include four centers which are subleased to other parties. This extension assures an ongoing relationship with our largest customer.

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

     The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims.  These factors combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments affecting our lessees and borrowers.  In prior years, we had determined that impairment of certain of our investments had occurred as a result of these events.

     Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management.  For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with FASB Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”).  Recognition of an impairment is based upon estimated undiscounted future cash flows from a property compared to the carrying amount of the property and may be affected by management’s plans, if any, to dispose of the property.

     For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15” (“SFAS 114").  On a quarterly basis, we review our notes receivable for realizability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

     We evaluate our marketable securities for other-than-temporary impairments consistent with the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) as amended by EITF 03-01 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.  An impairment of a marketable security would be considered “other-than-temporary” unless we have the ability and intent to hold the investment for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment and evidence indicates the cost of the investment is recoverable within a reasonable period of time.

     While we believe that the carrying amounts of our properties are recoverable and our notes receivable, marketable securities and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

     2)  Revenue recognition - mortgage interest and rental income - We collect interest and rent from our customers.  Generally our policy is to recognize revenues on an accrual basis as earned.  However, there are certain of our customers for whom we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not probable of collection until received.  For these nonperforming investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected.  We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due.  This policy could cause our revenues to vary significantly from period to period.  Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under FASB Statement No. 13 “Accounting for Leases” (“SFAS 13”) to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.

     3)  REIT status and taxes - We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Code and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders.  This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

Real Estate, Mortgage and Notes Receivable Write-downs (Recoveries)

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

     Since the inception of our Company, a number of our facility operators and mortgage loan borrowers have experienced bankruptcy.  Others have been forced to surrender properties to us in lieu of foreclosure or for certain periods failed to make timely payments on their obligations to us.

     The following table summarizes our write-downs and recoveries for the last three years for both continuing and discontinued operations, recorded in accordance with the provisions of SFAS 114 and SFAS 144:

Write-downs (Recoveries)	Years ended December 31,
(in thousands)	2008	2007	2006
Real estate	$1,986	$—	$—
Mortgages & Notes Receivable (net)	—	(24,238)	(7,934)
	$1,986	$(24,238)	$(7,934)

     During 2008, we recorded an impairment charge of $1,986,000 related to two Kansas facilities to reduce the carrying value of these facilities to fair value, less the cost of selling the facilities.  One of the facilities, located in Hoisington, Kansas, was sold in November of 2008.  We have classified the remaining facility as held for sale in the consolidated balance sheet and estimate the property will be sold within the next twelve months.

     Subsequent to year-end, we received payment in full of one of our mortgage notes receivable which resulted in a recovery of amounts previously written down and other gains totaling $1,234,000.

     During 2007, two mortgage notes receivable were paid off, resulting in recoveries of amounts previously written down of $23,000,000.  In addition, a recovery from a previous write down of our investment in a mortgage investment pool amounted to $1,238,000.  The early payoff of the Health Services Management of Texas, LLC (“HSM”) loan resulted in $21,300,000 of recoveries of amounts previously written down in 2000, 2001, and 2002 due to significant non-payment issues with the original borrower.  The original borrower and personal guarantor filed bankruptcy, then the facilities were sold to HSM.  The new owner significantly improved the operations of the facilities due in large part to increased reimbursement rates to long-term care centers by the State of Texas.  In 2007, HSM was able to obtain refinancing at a lower interest rate to pay off our notes.

     During 2006, three mortgage notes receivable were paid off, resulting in recoveries of amounts previously written down of $9,008,000. One working capital note with an outstanding balance of $1,074,000 was written down due to non-payment.

     See Note 4 to our consolidated financial statements for details of the properties identified as impaired real estate investments and non-performing loans.  We believe that the carrying amounts of our real estate properties are recoverable and notes receivable are realizable (including those identified as impaired or non-performing) and supported by the value of the underlying collateral.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Security Writedowns and Recoveries

     On December 10, 2007, we were notified by Bank of America that it’s largest, privately placed, enhanced cash fund called Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated.  In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007, and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 and cash redemptions of principal totaling $4,665,000.  Realized losses on the distribution and redemption of securities and cash amounted to $236,000.  At December 31, 2007, the fair market value of our investment in the Fund was estimated to be $18,835,000 and the fair market value of our investment in a separate Investment Management Account (“IMA”) was estimated to be $14,294,000 for a total of $33,129,000.  Unrealized losses measured as the difference between fair market value and our original investment, at cost, amounted to $329,000 and was reflected as a component of stockholder’s equity at December 31, 2007.

     A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to operations and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to a reporting date and forecasted performance of the investment.  In 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $2,065,000 which we charged to operations during the third and fourth quarters.

     For the year ended December 31, 2008, we received cash redemptions of principal from the Fund and IMA totaling $23,031,000.  Exclusive of the other-than-temporary impairment charges of $2,065,000, realized losses amounting to $410,000 were charged to operations.  In 2008, the fair market value of our investment in the Fund was estimated to be $4,000,000 and the fair market value of our investment in the separate IMA was estimated to be $3,953,000.  Subsequent to year-end, we received cash redemptions of principal of $707,000 from the Fund and $865,000 from the IMA.  There were no writedowns or recoveries relating to our investment in marketable securities in 2007 or 2006.

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

Acquisition of Real Estate

     On September 26, 2008, we acquired for $4,015,000 in cash the assets and liabilities of a nursing home facility in Orangeburg, SC consisting of land of $300,000, buildings and improvements of $3,715,000, and current assets and liabilities of $1,022,000 each.  The facility was simultaneously leased to a third party operator.

Disposition of Assets

     We previously owned and operated 16 long-term health care facilities that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities (in 2001 and 2004) to unrelated not-for-profit entities, providing 100% financing (the “Foreclosure Properties”).  While the original sales were recognized for tax purposes under the installment sale method, the operating revenues and expenses of these facilities continued to be recorded in the consolidated statements of income until such time as the down payment and continuing investment criteria of FASB Statement No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) were met, at which time we would account for the sales under the full accrual method.  No installment payments had been made by the borrowers.  On December 31, 2007, the criteria for recording the sales were met.  Net assets having a book value of $54,350,000 were deconsolidated, mortgage notes receivable of $66,819,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $12,469,000.  On December 31, 2007, we received irrevocable bank letters-of-credit from the borrowers totaling $10,200,000 to guarantee down payments on the original notes and commitments to make monthly principal and interest payments to us to amortize the remaining note balances.  In January 2008, we received down payments on the notes receivable of $19,100,000 and began receiving payments of principal and interest totaling $417,000 each month.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

     In accordance with SFAS 144, the results of operations for facilities included in assets held for sale or facilities sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

     Net income for the year ended December 31, 2008 was $57,510,000 versus $96,435,000 in 2007, a decrease of 40.4% due primarily to the non-recurrence of the recoveries in 2007 of amounts previously written down of $24,238,000 and net gains on the disposition and deconsolidation of assets of $13,138,000.  Fully diluted earnings per common share were $2.07 in 2008 versus $3.47 in 2007, a decrease of $1.40 or 40.3%.

     Total revenues from continuing operations for the year ended December 31, 2008 were $63,005,000 versus $62,158,000 in 2007, an increase of 1.4%.  Our revenues consist of mortgage interest income from our borrowers and rental income from leases of our owned facilities.  Mortgage interest income decreased $1,642,000 or 14.5% due to the accelerated payment of principal by a large borrower and the payoff of a note having a principal balance of $7,050,000 at maturity.  Collections and prepayments during 2008 were $33,015,000 versus $59,118,000 in 2007.  Rental income increased $2,489,000 or 4.9% due mainly to better negotiated lease terms on renewal for our existing tenants which accounted for $2,389,000 and rent income of $100,000 from a tenant in our new Orangeburg, SC facility acquired on September 26, 2008.  Rental income from our largest customer, NHC, was $33,700,000 for 2008 and 2007, respectively.  Our master lease with NHC includes a provision whereby NHC will pay 4% of the amount, if any, by which the gross revenue of each NHC facility exceeds the facility’s revenue for the 2007 base year.  We purchased the Orangeburg facility in 2008 and expect rental income of $380,000 for 2009.

     Total expenses (excluding loan and realty recoveries which are required to be shown as a reduction of expenses for financial statement purposes) were $14,041,000 for the year ended December 31, 2008 versus $20,851,000 for 2007, a decrease of 32.7% due primarily to lower interest expense.  For 2008, interest expense was $307,000 versus $4,625,000 in 2007, a decrease of 93.4%.  In July 2007, we paid in full our $100 million unsecured public notes having an interest rate of 7.3%.  Unless we increase our borrowings, we expect interest expense to decline further in 2009.  For 2008, legal expense was $1,598,000 versus $1,079,000 in 2007, an increase of 48.1% due to the consideration of various strategic alternatives to enhance stockholder value in our common shares and expenses associated with a threatened lawsuit by one of our major customers, Care Foundation of America, Inc.  For 2008, general and administrative expense was $3,585,000 versus $5,657,000 in 2007, a decrease of $2,072,000 or 36.6% consisting primarily of $1,863,000 related to the termination of our advisory agreement with MAS on March 31, 2008.  We expect these expenses to increase during 2009 and thereafter as we replace officers who have resigned in 2008 and we complete our management team.  Net loan and realty recoveries were reported as a decrease in expenses and amounted to $24,238,000 in 2007 as two mortgage notes receivable were paid off, the largest recovery of $21,300,000 being the payoff of the HSM-Texas note of $44,500,000.  Another recovery of $1,700,000 related to the payoff of a mortgage note of

$5,721,000 from a former American Medical Associates facility in Florida.  A recovery from a previous write down of our investment in a mortgage investment pool amounted to $1,238,000.

Non-Operating Income - 2008 vs. 2007

     Non-operating income primarily includes dividends and interest on our investments in cash and marketable securities and realized gains and losses on sales of our marketable securities.  Non-operating income was $6,487,000 in 2008 versus $12,464,000 in 2007, a 47.9% decrease due primarily to other than temporary impairments and realized losses of $2,475,000 on marketable securities and a $4,016,000 decrease in interest earnings on our bank deposits.  The decline in interest earnings is due mainly to our payment in full in July 2007 of our $100 million unsecured public notes and lower interest rates on bank deposits.

Discontinued Operations -

     During 2008, management decided to sell two Kansas facilities for which the current lessee had defaulted on payment to us and had taken steps to close the facilities.  There were no nursing home operators interested to lease the facilities.  Therefore, we recorded an impairment charge of $1,986,000 related to the two facilities to reduce the carrying value of these facilities to fair value, less the estimated cost to sell the facility.  One of the facilities, located in Hoisington, Kansas, was sold in November 2008.  We have classified the remaining facility as held for sale in the consolidated balance sheet and estimate the property will be sold within the next twelve months.  In accordance with SFAS 144, the facility meets the accounting criteria as being held for sale and the results of its operations have been reported in the current and prior periods as discontinued operations in the Consolidated Statements of Income.  The income (loss) from discontinued operations of these facilities for the year ended December 31, 2008 and 2007 was ($2,044,000) and $73,000, respectively.

     In September 2008, we recognized into income for financial and tax purposes $4,122,000 of deferred credits which existed at the date of sale in 2003 of two nursing home facilities in Washington.  At the expiration of the five-year statute of limitations, management concluded, based on advice from counsel, that we were legally released from any potential liability settlements.  The income from the discontinued operations of these facilities for the year ended December 31, 2008 and 2007 was $4,104,000 and $31,000, respectively.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

     In accordance with SFAS 144, the results of operations for facilities included in assets held for sale or facilities sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

     Net income for the year ended December 31, 2007 was $96,435,000 versus $69,228,000 in 2006, an increase of 39.3% due primarily to the recoveries in 2007 of amounts previously written down of $24,238,000 compared to $7,934,000 in 2006, and net gains on the disposition and deconsolidation of assets of $13,138,000 in 2007 compared to $5,814,000 in 2006 (described more fully below).  Fully diluted earnings per common share were $3.47 in 2007 versus $2.49 in 2006, an increase of $.98 or 39.3%.

     Total revenues for the year ended December 31, 2007 were $62,158,000 versus $60,770,000 in 2006, an increase of 2.3%.  Our revenues consisted of mortgage interest income from our borrowers and rental income from leases of our owned facilities.  Mortgage interest income decreased $3,673,000 or 24.5% due to the increased collections and prepayments of our mortgage notes portfolio.  Collections and prepayments during 2007 were $59,118,000 versus $36,517,000 in 2006.  Rental income increased $5,061,000 or 11.1% due mainly to negotiating better lease terms with new and existing tenants of our facilities which accounted for $5,723,000, but was offset by the loss of $662,000 in rental income from the two New Jersey facilities sold in 2006.  Rental income from our largest customer, NHC, was $33,700,000 and $31,309,000 for 2007 and 2006, respectively.

     Total expenses (excluding loan and realty recoveries which are required to be shown as reduction of expenses for financial statement purposes) were $20,851,000 for the year ended December 31, 2007 versus $22,817,000 for 2006, a decrease of 8.6% due primarily to lower interest expense.  For 2007, interest expense was $4,625,000 versus $8,126,000 in 2006, a decrease of 43.1%.  In July 2007, we paid in full our $100 million unsecured public notes having an interest rate of 7.3%.  Unless we increase our borrowings, we expect interest expense to decline further in 2008.  For 2007, legal expense was $1,079,000 versus $582,000 in 2006, an increase of 85.4% due to the consideration of various strategic alternatives to enhance stockholder value in our common shares.  Net loan and realty recoveries were reported as a decrease in expenses and amounted to $24,238,000 in 2007 as two mortgage notes receivable were paid off, the largest recovery of $21,300,000 being the payoff of the HSM-Texas note of $44,500,000.  Another recovery of $1,700,000 related to the payoff of a mortgage note of $5,721,000 from a former American Medical Associates facility in Florida.  A recovery from a previous write down of our investment in a mortgage investment pool amounted to $1,238,000.  Loan and realty recoveries of $9,008,000 in 2006 related to the payoff of three mortgage notes receivable, and were offset by a write down of $1,074,000 on a note receivable due to non-payment.  On December 3, 2007, we elected to become a self-managed REIT and notified our investment and administrative manager, MAS, of our intent to terminate our agreement effective March 31, 2008.  We incurred management fees to MAS of $3,625,000 in

2007 for their services.  While we currently expect to be able to operate with a similar cost structure for general and administrative services in 2008, our plans are not yet finalized and we are unable to predict such costs fully.

Non-Operating Income – 2007 vs. 2006

     Non-operating income primarily includes dividends and interest on our investments in cash and marketable securities and realized gains and losses on the sales of our marketable securities.  Non-operating income is $12,464,000 in 2007 versus $12,721,000 in 2006, a 2.0% increase.  In October 2007, we realized a gain on the sale of our 111,800 shares of NHR common stock when NHR was acquired by NHC.  In exchange for each NHR share owned, shareholders received $9 cash plus NHC convertible preferred stock having a value of $13.66 per share.  In October 2006, the payoff of mortgage loans on two former American Medical Associates facilities resulted in a gain of $1,015,000.

Discontinued Operations -

     On December 31, 2007, we recognized the sale of the Foreclosure Properties in New England, Missouri and Kansas and recorded mortgage notes receivable secured by the properties with a carrying value of $66,819,000.  The sale resulted in a net gain on sale and deconsolidation of $12,469,000.  The net carrying value of the assets and liabilities deconsolidated was $54,350,000.  The income from the discontinued operations of these facilities for the year ended December 31, 2007 and 2006 was $3,575,000 and $3,732, respectively.

     In May 2007, we completed the sale of a facility in Milwaukee, Wisconsin to a third party and recognized a gain on sale of $669,000.  Net proceeds were $2,288,000 and the carrying value of the property and equipment sold was $1,619,000.  The income (loss) from the discontinued operations of this facility for the year ended December 31, 2007 and 2006 was $650,000 and ($81,000), respectively.

     In May 2006, we sold the Regal and Royal nursing facilities in New Jersey for net cash proceeds of $17,570,000 and recognized a gain of $5,690,000.  The income from the discontinued operations of these facilities for the year ended December 31, 2006 was $543,000.

     In March 2006, we received $5,482,000 from the sale by the current owner of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000.  This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final proceeds related to this facility during 2006, we recognized the December 2004 sale of this property and recognized a $124,000 gain.  The loss from the discontinued operations of this facility for the year ended December 31, 2006 was ($172,000).

Liquidity and Capital Resources

Sources and Uses of Funds

     Our primary sources of cash include rent and interest receipts, proceeds from the sales of real property and principal payments on notes receivable.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property acquisitions and general and administrative expenses.  These sources and uses of cash are reflected in our consolidated statements of cash flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	12/31/08	12/31/07	Dollars	Percentage	12/31/06	Dollars	Percentage	Dollars	Percentage
Cash and cash equivalents
at beginning of period	$ 75,356	$158,815	($83,459)	(53%)	$109,519	$49,296	45%	($34,163)	(31%)

Cash provided from (used
in) operating activities	67,134	66,529	605	1%	57,805	8,724	15%	9,329	16%

Cash provided from (used
in) investing activities	52,173	21,431	30,742	143%	51,170	(29,739)	(58%)	1,003	2%

Cash provided from (used
in) financing activities	(94,421)	(171,419)	76,998	(45%)	(59,679)	(111,740)	187%	(34,742)	58%

Cash and cash equivalents
at end of period	$100,242	$75,356	$24,886	33%	$158,815	($83,459)	(53%)	($58,573)	(37%)

Separate reporting of cash flows from discontinued operations in the consolidated statement of cash flows is not required under FASB Statement No. 95 “Statement of Cash Flows”.  Cash flows used in the discontinued operations of the Emporia and Hoisington, Kansas facilities during 2008 were $3,000.

     The notes to the consolidated financial statements describe the significant transactions that impact our cash flows from operating, investing and financing activities of the facilities during 2008.

     Operating Activities – Net cash provided by operating activities generally includes our net income adjusted for non-cash items such as depreciation and amortization, working capital changes, investment write-downs and recoveries, gains/losses on the disposition of assets and share-based compensation.  Net cash provided by operating activities was $67,135,000 in 2008 versus $66,529,000 in 2007, an increase of 1%.  Net cash provided by operating activities in 2008 consists of net income of $57,510,000, adjusted by depreciation of $7,943,000, recognized real estate asset impairments of $1,986,000, and net realized losses and writedowns of marketable securities of $2,477,000, reduced primarily by working capital changes and smaller items totaling $2,781,000.  Working capital changes affecting cash were primarily due to the timing of payments of accounts payable and accrued expenses.

     Net cash provided by operating activities during 2007 consisted of net income of $96,435,000, and depreciation of $11,751,000, reduced by loan and realty recoveries of $24,238,000, net gains on the disposition and deconsolidation of assets of $13,138,000, net gain on the sale of marketable securities of $1,029,000, working capital changes of $3,334,000, plus smaller items totaling $82,000.  Recoveries of amounts previously written down of $23,000,000 related to the prepayment in full of two mortgage loans and a recovery of $1,238,000 related to a final residual payment from a mortgage investment pool (see discussion above in Real Estate, Mortgage and Notes Receivable Write-downs/Recoveries).  Net gains on the disposition and deconsolidation of assets and cash deconsolidated from discontinued operations relate to the recording of the original sales of the Foreclosure Properties, as the down payment and continuing investment criteria in SFAS 66 were met on December 31, 2007.  Working capital changes affecting cash were primarily due to the timing of collections of receivables, the payments of accounts payable and the decrease in accrued interest payable due to the payoff at par of the principal and interest on our $100 million unsecured public notes on July 16, 2007.

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

     Investing Activities - Net cash provided by investing activities was $52,173,000 in 2008 versus $21,431,000 in 2007, an increase of 143.4%.  Collections and prepayments on mortgages and other notes receivable in 2008 was $33,015,000 and consisted of (1) a $15,000,000 payment from ElderTrust of Florida, Inc., (2) a $4,100,000 down-payment from SeniorTrust of Florida, Inc., (3) collection of $7,050,000 as payment in full on a note from NHR, and (4) $6,865,000 of routine collections.  Cash used in the acquisition of the Orangeburg, SC facility amounted to $4,015,000.  Cash used for equipment purchases was $33,000.  Cash proceeds from the disposition of the Hoisington, KS facility amounted to $42,000.  During 2008, we made no new investments in mortgage or other notes receivable.  Sales of marketable securities relate to transactions in an enhanced cash fund.  We intend to make new investments in 2009 if such investments meet our risk profile and targeted investment returns.

     Cash flows provided by investing activities during 2007 of $21,431,000 included collections and prepayments on mortgages and other notes receivable totaling $59,118,000 and consisted of (1) collections of $5,681,000 as a result of the early payoff from one Florida-based nursing facility, (2) a $3,500,000 payoff of a short-term real estate loan, (3) collections of $44,192,000 in principal as a result of an early payoff from HSM (see discussion above in Real Estate, Mortgage and Notes Receivable Write-downs/Recoveries), and (4) $5,745,000 of routine collections.  Cash proceeds from the disposition of real estate amounted to $2,337,000 due primarily from the sale of the Milwaukee, Wisconsin facility of $2,288,000 and a partial land sale of $49,000.  The cash balance of the Foreclosure Properties deconsolidated at December 31, 2007 was $14,079,000.  During 2007, we made new investments in mortgage and other notes receivable of $9,716,000 due primarily to our investment in acquiring NHC’s interest in a loan receivable from a third party.  Sales of marketable securities included the cash proceeds of $1,007,000 from the sale of common shares of NHR in October 2007.  Purchases and other sales of marketable securities relate to transactions in our enhanced cash fund.

     Cash flows provided from investing activities during 2006 of $51,170,000 included collections and prepayments on mortgage and other notes receivable totaling $36,517,000 which consisted of early payoffs of $19,664,000 from four borrowers and $16,853,000 of routine collections related to scheduled maturities and settlements of existing loans.  Dispositions of property and equipment provided $24,215,000 of cash flow related to the sale of two New Jersey facilities for $17,570,000 and a Missouri facility for $6,645,000.  Investments in mortgages and other notes receivable increased by $11,063,000 due, primarily, to the funding of a note receivable from NHR in the original amount of $10,450,000.  Purchases and sales of marketable securities relate to transactions in an enhanced cash fund.

     Financing Activities - Net cash used in financing activities was $94,422,000 in 2008 versus $171,419,000 in 2007.  Cash of $3,621,000 was used during 2008 to repurchase and retire 194,100 shares of our common stock.  On April 29, 2008, our Board of Directors authorized the repurchase of up to 1,000,000 shares over the following twelve months.  Cash paid in dividends were $85,521,000 and included a special dividend of $.85 per common share disbursed in January 2008.  On January 30, 2009, we paid $19,030,000 in dividends to stockholders.  In 2009, we will consider the use of debt and equity securities to finance new real estate investments, though we may decide to use our available cash deposits for such investments.

     Net cash used in financing activities in 2007 and 2006 consisted primarily of scheduled principal payments on debt of $103,980,000 and $3,760,000, respectively, and dividends paid to stockholders of $67,439,000 and $52,545,000, respectively.  In 2006, cash of $3,530,000 was used to repurchase and retire 146,200 shares of our common stock.

Liquidity

     At December 31, 2008, our liquidity was strong, with cash and highly-liquid marketable securities of $118,883,000 which is exclusive of $7,953,000 invested in an enhanced cash fund and in a separate IMA containing positions in most of the same underlying securities (discussed above).  Cash proceeds from loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness and accumulated in bank deposits for the purpose of making new mortgage loan and real estate investments.  At December 31, 2008, we have a low level of remaining debt of $3,987,000 and it is serviced through our normal operations.  Our debt to book capitalization ratio has declined to 0.93%, the lowest level in our 17 year history.

     Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) continues to increase from our normal operating cash flows from core business investments in leases and mortgage notes as shown in our consolidated financial statements.  Our investment in the enhanced cash fund and separate IMA is not expected to have an affect on our ability to timely meet our obligations, to pay dividends to stockholders, or make prudent real estate investments when available (see discussion under Critical Accounting Policies above).

     We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2008 and thereafter.  We declared total annual dividends of $2.42 per share to stockholders of record in 2008, $2.85 to stockholders of record in 2007, and $2.37 to stockholders of record in 2006.  Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2008, 2007 and 2006 dividends declared included special dividends of $.22, $.85 and $.45 per common share, respectively.

Contractual Obligations and Contingent Liabilities

As of December 31, 2008, our contractual payment obligations and commitments were as follows:

Contractual Obligations
(in thousands)	Total	Year 1	Years 2-3	Years 4-5	After 5 Years
Debt principal	$3,987	$1,392	$1,845	$490	$260
Debt interest (a)	158	77	61	17	3
	$4,145	$1,469	$1,906	$507	$263

(a)

 For variable rate debt, future interest commitments were calculated using interest rates existing at December 31, 2008.

Off Balance Sheet Arrangements

     We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At December 31, 2008, we did not participate in any such financial instruments.

Commitments

     At December 31, 2008 we had no pending commitments to fund health care real estate projects.  We currently have sufficient liquidity to finance new investments and to repay borrowings at or prior to maturity.

Funds From Operations

     Our basic and diluted funds from operations (“FFO”) are $65,207,000 for the year ended December 31, 2008, versus $94,912,000 in 2007, a decrease of 31.3%.  The decrease in FFO was primarily due to loan recoveries in 2007 of amounts previously written down of $24,238,000, a decrease in depreciation of $3,808,000 from 2007 related primarily to real estate sold, and an increase in 2008 of securities writedowns and realized losses of $2,239,000.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

     We believe that FFO is an important supplemental measure of operating performance for a REIT.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentation of operating results for a REIT that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO.  The term FFO was designed by the REIT industry to address this issue.  Our measure may not be comparable to similarly titled measures used by other REITs.  Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs.  Since other REITs may not use our definition of FFO, caution should be exercised when comparing our FFO to that of other REITs.  FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP (FFO does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     We have complied with the SEC’s interpretation that impairments taken on real property may not be added back to net income in the calculation of FFO.  The SEC’s position is that impairments on real property are non-recurring and are not an appropriate adjustment.

     The results of operations for facilities included in assets held for sale or facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported FFO.  The net gain on sale of real estate and the deconsolidation of the Foreclosure Properties previously consolidated due to the requirements of SFAS 66 is not an element of FFO in 2007.

The following table reconciles net income to FFO (dollar amounts in thousands, except per share amounts):

Year Ended December 31,	2008	2007	2006

Net income	$ 57,510	$ 96,435	$ 69,228
Elimination of non-cash items in net income:
Real estate depreciation	7,658	7,868	7,546
Real estate depreciation in discontinued operations	39	3,789	3,261
Gain on partial land sale – continuing operations	—	(42)	—
Gain on dispositions and deconsolidation – discontinued operations	—	(13,138)	(5,814)
Basic funds from operations available to common stockholders	$ 65,207	$ 94,912	$ 74,221

Diluted funds from operations available to common stockholders	$ 65,207	$ 94,912	$ 74,221

Basic funds from operations per share	$ 2.35	$ 3.43	$ 2.68
Diluted funds from operations per share	2.35	3.42	2.67

Shares for basic funds from operations per share	27,706,106	27,703,464	27,744,868
Shares for diluted funds from operations per share	27,731,951	27,783,862	27,778,764

Impact of Inflation

     Inflation may affect us in the future by changing the underlying value of our real estate or by impacting the cost of financing our operations.  Our revenues are generated primarily from long-term investments and the operation of long-term care facilities.  Inflation has remained relatively low during recent periods.  There can be no assurance that future Medicare, Medicaid or private pay rate increases will be sufficient to offset future inflation increases.  Certain of our leases require increases in rental income based upon increases in the revenues of the tenants.

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

     As of December 31, 2008, $3,987,000 of our debt bears interest at variable rates.  A hypothetical 10% increase or decrease in interest rates would decrease or increase, respectively, our future earnings and cash flows related to these debt instruments by $15,800.

     We do not use derivative instruments to hedge interest rate risks.  The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

     We consider our investments in marketable securities of $26,594,000 at December 31, 2008 as available-for-sale securities.  We concluded that the decline in the market value of our investment in the Fund and separate IMA is an other-than-temporary impairment which was charged to operations.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $2,659,400 change in the fair value of our investments in marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

February 23, 2009

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Real estate properties:
Land	$26,310	$26,314
Buildings and improvements	284,596	283,093
	310,906	309,407
Less accumulated depreciation	(129,574)	(121,952)
Real estate properties, net	181,332	187,455
Mortgage and other notes receivable, net	108,640	141,655
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	100,242	75,356
Marketable securities	26,594	55,816
Accounts receivable, net	1,734	1,899
Assets held for sale, net	200	—
Deferred costs and other assets	232	419
Total Assets	$457,106	$500,732

Liabilities
Notes and bonds payable	$3,987	$9,512
Accounts payable and other accrued expenses	4,359	7,479
Dividends payable	19,030	37,466
Deferred income	115	137
Total Liabilities	27,491	54,594

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,580,319 and
27,752,239 shares issued and outstanding, respectively	276	278
Capital in excess of par value	458,911	462,278
Cumulative net income	836,382	778,872
Cumulative dividends	(876,742)	(809,658)
Unrealized gains on marketable securities	10,788	14,368
Total Stockholders’ Equity	429,615	446,138
Total Liabilities and Stockholders’ Equity	$457,106	$500,732

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Rental income	$53,339	$50,850	$45,789
Mortgage interest income	9,666	11,308	14,981
	63,005	62,158	60,770
Expenses:
Interest expense	308	4,625	8,126
Depreciation	7,888	8,192	8,365
Amortization of loan costs	15	75	135
Legal expense	1,598	1,079	582
Franchise, excise, and other taxes	647	273	204
General and administrative	3,585	5,657	5,328
Loan and realty losses (recoveries)	—	(24,238)	(7,934)
	14,041	(4,337)	14,806
Income before non-operating income	48,964	66,495	45,964
Non-operating income (investment interest and other)	6,487	12,464	12,721
Income from continuing operations	55,451	78,959	58,685
Discontinued operations
Income from operations - discontinued	2,059	4,338	4,729
Net gain on dispositions and deconsolidation	—	13,138	5,814
Income from discontinued operations	2,059	17,476	10,543
Net income	$57,510	$96,435	$69,228
Weighted average common shares outstanding:
Basic	27,706,106	27,703,464	27,744,868
Diluted	27,731,951	27,783,862	27,778,764
Earnings per share:
Basic:
Income from continuing operations	$2.00	$2.85	$2.12
Discontinued operations	.08	.63	.38
Net income per common share	$2.08	$3.48	$2.50
Diluted:
Income from continuing operations	$2.00	$2.84	$2.11
Discontinued operations	.07	.63	.38
Net income per common share	$2.07	$3.47	$2.49

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$57,510	$96,435	$69,228
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	7,943	11,751	12,026
Provision for loan and realty losses (recoveries)	—	(24,238)	(7,934)
Impairment of real estate assets in discontinued operations	1,986	—	—
Net gain on dispositions and deconsolidations of discontinued operations	—	(13,138)	(5,814)
Gain on asset disposals in non-operating income	—	(42)	—
Gain on notes receivable	—	(468)	(1,015)
Share-based compensation	7	543	519
Other-than-temporary impairment of marketable securities	2,065
Net realized loss (gain) on sales of marketable securities	410	(1,029)	—
Amortization of loan costs	15	75	135
Amortization of deferred income	(22)	(26)	(217)
Changes in operating assets and liabilities:
Accounts receivable	167	(204)	(629)
Deferred costs and other assets	173	(618)	(3,057)
Accounts payable and other accrued expenses	(3,120)	(2,512)	(5,437)
Net cash provided by operating activities	67,134	66,529	57,805

Cash flows from investing activities:
Investment in mortgage and other notes receivable	—	(9,716)	(11,063)
Collection of mortgage and other notes receivable	33,015	9,245	16,853
Prepayment of mortgage notes receivable	—	49,873	19,664
Acquisition of real estate properties	(4,048)	(2,491)	(2,499)
Disposition of real estate properties	42	2,337	24,215
Cash balances deconsolidated from discontinued operations	—	(14,079)	—
Purchases of marketable securities	—	(351,747)	(478,176)
Sales of marketable securities	23,164	338,009	482,176
Net cash provided by investing activities	52,173	21,431	51,170

Cash flows from financing activities:
Payments on notes and bonds	(5,525)	(103,980)	(3,760)
Redemption of convertible subordinated debentures	—	—	(201)
Dividends paid to stockholders	(85,520)	(67,439)	(52,545)
Stock options exercised	245	—	—
Repurchase of common stock	(3,621)	—	(3,530)
Sale of common stock	—	—	357
Net cash used in financing activities	(94,421)	(171,419)	(59,679)

Increase (decrease) in cash and cash equivalents	24,886	(83,459)	49,296
Cash and cash equivalents, beginning of year	75,356	158,815	109,519
Cash and cash equivalents, end of year	$100,242	$75,356	$158,815

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

	NATIONAL HEALTH INVESTORS, INC.
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	(In thousands, except share and per share amounts)

						Unrealized
			Capital in			(Losses) Gains	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders’
	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
Balances at December 31, 2005	27,830,439	$ 278	$ 464,389	$ 613,209	($664,730)	$ 11,822	$ 424,968
Comprehensive income:
Net income	—	—	—	69,228	—	-	69,228
Unrealized gains on marketable securities	—	—	—	—	—	5,961	5,961
Total comprehensive income							75,189
Shares repurchased and retired	(146,200)	(1)	(3,529)	—	—	—	(3,530)
Shares issued:
Stock options exercised	15,000	—	357	—	—	—	357
Restricted stock	53,000	1	(1)	—	—	—	—
Share-based compensation	—	—	519	—	—	—	519
Cash dividends:
Dividends to common stockholders, $2.37 per share	—	—	—	—	(65,832)	—	(65,832)
Balances at December 31, 2006	27,752,239	278	461,735	682,437	(730,562)	17,783	431,671
Comprehensive income:
Net income	—	—	—	96,435	—	—	96,435
Other comprehensive income:
Unrealized holding loss arising during period						(2,386)	(2,386)
Less: reclassification adjustment for gains included in net
income	—	—	—	—	—	(1,029)	(1,029)
Net loss recognized in other comprehensive income						(3,415)	(3,415)
Total comprehensive income							93,020
Share-based compensation	—	—	543	—	—	—	543
Cash dividends:
Dividends to common stockholders, $2.85 per share	—	—	—	—	(79,096)	—	(79,096)
Balances at December 31, 2007	27,752,239	278	462,278	778,872	(809,658)	14,368	446,138
Comprehensive income:
Net income	—	—	—	57,510	—	—	57,510
Other comprehensive income:
Unrealized holding loss arising during period						(6,055)	(6,055)
Less: reclassification adjustment for losses included in net
income	—	—	—	—	—	2,475	2,475
Net loss recognized in other comprehensive income						(3,580)	(3,580)
Total comprehensive income							53,930
Shares repurchased and retired	(194,100)	(2)	(3,619)	—	—	—	(3,621)
Shares issued:
Stock options exercised	51,680	—	245	—	—	—	245
Restricted stock grants	25,000	—	—	—	—	—	—
Restricted stock forfeitures	(54,500)	—	—	—	—	—	—
Share-based compensation	—	—	7	—	—	—	7
Cash dividends:
Dividends to common stockholders, $2.42 per share	—	—	—	—	(67,084)	—	(67,084)
Balances at December 31, 2008	27,580,319	$ 276	$ 458,911	$ 836,382	($876,742)	$ 10,788	$ 429,615

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements include our accounts and our subsidiaries, all of which are wholly-owned.  Significant intercompany balances and transactions have been eliminated.

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

     Real Estate Properties - We record properties at cost, including capitalized interest during construction periods.  We use the straight-line method of depreciation for buildings and improvements over their estimated useful lives as follows:

Buildings	40 years
Improvements	3 to 25 years

     In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), we evaluate the recoverability of the carrying values of our properties on a property-by-property basis.  On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.  In accordance with SFAS 144, the results of operation of facilities sold have been retrospectively reported in discontinued operations for the current and prior periods shown since their operations and cash flows can be clearly distinguished operationally.  There is no change to reported net income for the prior periods as a result of this standard.

     Mortgage and Other Notes Receivable - In accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15” (“SFAS 114”), we evaluate the carrying values of our mortgage and other notes receivable on an instrument-by-instrument basis.  On a quarterly basis, we review our notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

     Our tax returns filed for years beginning in 2005 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of general and administrative expense.

     Concentration of Credit Risks - Our credit risks primarily relate to cash and cash equivalents, investments in high yielding cash funds, and investments in preferred stock, mortgages and other notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that exceed federally-insured limits. We have not experienced any losses in such accounts.  Our mortgage and other notes receivable consists primarily of secured loans with health care facilities as discussed in Note 4.  The investment in preferred stock is in one entity as discussed in Note 5.  High yielding cash funds, also known as enhanced cash funds, are invested primarily in corporate debt, mortgage-backed securities, and asset-backed securities, as described in Note 6.

     Our financial instruments, principally our investments in preferred stock, marketable securities, and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable.  We obtain collateral in the form of first mortgage liens and other protective rights and continually monitor these rights in order to reduce such possibilities of loss.  We evaluate the need to provide for reserves for potential losses on our financial instruments based on management's periodic review of our portfolio on an instrument-by-instrument basis.  See Notes 4, 5, and 6 for additional information on notes receivable, investment in preferred stock, and investment in enhanced cash funds.

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

     Rental Income – Base rental income is recognized on a straight-line basis over the term of the lease. Under certain of our leases, we receive additional contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter.  We recognize contingent rent annually or quarterly, when, based on the actual revenues of the lessee, receipt of such income is assured since the target threshold has been achieved. Revenue from minimum lease payments under our leases is recognized on a straight-line basis as required under FASB Statement No. 13 “Accounting For Leases” (“SFAS 13”) to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments in accordance with SFAS 13.

     We identify leases as non-performing if a required payment is not received within 30 days of the date it is due.  Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the related cash is received.

     Mortgage Interest Income - Mortgage interest income is recognized by us based on the interest rates and principal amounts outstanding of the mortgage notes receivable.  Under certain of our mortgages, we receive additional contingent interest, which is based on the increase in the current year revenues of a borrower over a base year. We recognize contingent interest income annually when, based on the actual revenues of the borrower, receipt of such income is assured since the target threshold has been achieved.  We identify loans as non-performing if a required payment is not received within 30 days of the date it is due.  Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received.  At December 31, 2008, we had one non-performing loan with a principal balance of $22,936,000.

     Investment Interest and Other Income - Investment interest and other income includes dividends when declared and interest when earned from investments in preferred stock and marketable securities, realized gains and losses on sales of marketable securities using the specific-identification method, interest on cash and cash equivalents and amortization of deferred income.

     Stock-Based Compensation – We account for stock-based compensation arrangements under FASB Statement 123 (Revised 2004) “Share-Based Payments” (“SFAS 123(R)”).  See Note 11 for additional disclosures about our stock-based compensation.

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

     New Accounting Pronouncements -   In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (“SFAS 157”).  This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008.  However, in February 2008, the FASB released FASB Staff Position 157-2 — “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial position or results of operations.  We do not expect the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial position or results of operations.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”).  This standard amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” and FASB Statement No. 128, “Earnings Per Share.”  A noncontrolling interest is defined in SFAS No. 160 as a portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The standard states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We currently have no investments with minority interests.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), which changes the accounting for business combinations including the following: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring cost accruals, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Accordingly, we are required to record and disclose business combinations, if any; following existing generally accepted accounting principles until January 1, 2009.  We do not expect the adoption of SFAS 141(R) to have an impact on our consolidated financial position, results of operations, or cash flows.

In May 2008, the FASB issued Statement No. 162, “the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“the GAAP hierarchy”).  The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”).  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS 162 to achieve that result.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendments to SAS No. 69.  We do not expect the adoption of SFAS 162 to have an impact on our consolidated financial position, results of operations, or cash flows.

NOTE 3. REAL ESTATE

The following table summarizes our real estate properties by type of facility and by state as of December 31, 2008 and 2007 (excluding assets held for sale):

(Dollar amounts in thousands)

2008
			Buildings,
	Number		Improvements &		Mortgage
	of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 3,399	$ —
Arizona	1	453	6,678	2,236	1,400
Florida	4	2,306	37,436	21,551	—
Georgia	1	52	865	820	—
Idaho	1	122	2,491	834	—
Kentucky	2	231	2,182	1,556	—
Missouri	5	1,165	23,070	13,962	1,225
South Carolina	4	872	15,241	8,050	—
Tennessee	20	1,835	41,335	26,921	—
Texas	8	2,280	47,408	10,827	—
Virginia	1	176	2,510	1,550	1,362
Total Long-Term Care	49	9,587	184,381	91,706	3,987

Acute Care:
Kentucky	1	540	10,163	4,412	—
Total Acute Care	1	540	10,163	4,412	—

Medical Office Buildings:
Florida	1	165	3,349	1,754	—
Illinois	1	—	1,925	559	—
Texas	2	631	9,677	4,294	—
Total Medical Office Buildings	4	796	14,951	6,607	—

Assisted Living:
Arizona	4	1,757	13,622	3,376	—
Florida	4	7,096	21,543	9,584	—
New Jersey	1	4,229	13,030	4,977	—
Pennsylvania	1	439	3,960	330	—
South Carolina	1	344	2,877	716	—
Tennessee	3	871	7,061	1,739	—
Total Assisted Living	14	14,736	62,093	20,722	—

Retirement Centers:
Idaho	1	243	4,182	1,376	—
Missouri	1	344	3,181	1,868	—
Tennessee	2	64	5,645	2,883	—
Total Retirement Centers	4	651	13,008	6,127	—
Total	72	$ 26,310	$ 284,596	$ 129,574	$ 3,987

2007
			Buildings,
	Number		Improvements &		Mortgage
	of		Construction in	Accumulated	Notes
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Long-Term Care:
Alabama	2	$ 95	$ 5,165	$ 3,298	$ —
Arizona	1	453	6,678	2,055	1,590
Florida	4	2,306	37,437	20,374	641
Georgia	1	52	865	787	—
Idaho	1	122	2,491	768	—
Kansas	1	305	2,247	267	—
Kentucky	2	231	2,182	1,472	—
Missouri	5	1,165	23,070	13,255	1,725
South Carolina	3	572	11,527	7,727	—
Tennessee	20	1,835	41,297	25,769	—
Texas	8	2,280	47,409	9,560	—
Virginia	1	176	2,510	1,478	1,755
Total Long-Term Care	49	9,592	182,878	86,810	5,711

Acute Care:
Kentucky	1	540	10,163	4,116	—
Total Acute Care	1	540	10,163	4,116	—

Medical Office Buildings:
Florida	1	165	3,349	1,669	—
Illinois	1	—	1,925	505	—
Texas	2	631	9,677	4,016	—
Total Medical Office Buildings	4	796	14,951	6,190	—

Assisted Living:
Arizona	4	1,757	13,622	3,035	—
Florida	4	7,095	21,544	8,937	—
New Jersey	1	4,229	13,030	4,659	—
Pennsylvania	1	439	3,960	231	—
South Carolina	1	344	2,877	644	—
Tennessee	3	871	7,062	1,562	—
Total Assisted Living	14	14,735	62,095	19,068	—

Retirement Centers:
Idaho	1	243	4,182	1,265	—
Missouri	1	344	3,181	1,775	—
Tennessee	2	64	5,643	2,728	—
Total Retirement Centers	4	651	13,006	5,768	—
Total	72	$ 26,314	$ 283,093	$ 121,952	$ 5,711

Certain of our real estate properties are pledged as collateral on individual mortgage notes payable, as noted in the tables above.

Foreclosure Properties

     We have previously treated the New England, Kansas and Missouri properties described below as foreclosure properties for federal income tax purposes.  With certain elections, unqualified income generated by the properties is expected to be treated as qualified income for up to six years from the purchase date for purpose of the income-source tests that must be satisfied by REITs to maintain their tax status.  All of the properties have been recognized as sold or disposed of for tax purposes.  However, as described below, the operations of the New England, Kansas and Missouri properties continued to be included in our consolidated financial statements until their sale for financial reporting purposes effective December 31, 2007, at which time they became classified as discontinued operations.

     New England Properties - During 1999, we assumed the operations of seven New England facilities.  During 2001, we sold these properties to a not-for-profit entity and provided 100% financing consisting of 6.9% first mortgage proceeds totaling $40,526,000, maturing in August 2011.  For financial reporting purposes, we did not record the sale of the assets, and continued to record the results of operations of these properties each period up until December 31, 2007 as described below.  For tax reporting purposes, the sale had been recognized in 2001 with gain on sale to be recorded under the installment method as cash payments are received.  For financial reporting purposes, sale proceeds received from the buyer would be reported as a deposit until the down payment and continuing investment criteria of FASB No. 66, “Accounting for Sales of Real Estate” (“SFAS 66") were met, at which time we would report the sale under the full accrual method.  Prior to December 31, 2007, no installment payments had been made by the borrower.  On December 31, 2007, the criteria for recording the sale were met.  Net assets having a book value of $39,411,000 were deconsolidated, mortgage notes receivable of $40,526,000 were recorded, and a net gain of $1,115,000 on the sale and deconsolidation of these assets was recognized and retrospectively recorded as discontinued operations.  We received an irrevocable bank letter of credit from the borrower of $6,100,000 on December 31, 2007 to guarantee the down payment on the notes (which we received on January 18, 2008, along with an additional down payment of $8,900,000, all of which came from the borrower’s bank accounts) and a commitment from the borrower to make monthly principal and interest payments to us beginning in January 2008 in an annual amount aggregating $3,700,000 to amortize the loan.  Our continuing involvement with these facilities is solely as a creditor.  The facilities are currently managed by subsidiaries of NHC.

     The results of operations for the New England facilities have been reclassified to retrospectively reflect the disposition of these facilities as discontinued operations for all periods presented.  Amounts included in operating income of discontinued operations applicable to the New England facilities are summarized as follows (in thousands):

	Year Ended December 31,
Income Statement:	2007	2006
Facility operating revenue	$57,869	$56,391

Facility operating expenses	52,998	51,125
Interest expense	4	9
Depreciation	2,753	2,682
Total Expenses	55,755	53,816
Net income	$2,114	$2,575

     Kansas and Missouri Properties - In July 2001, we assumed the operations of eight nursing homes in Kansas and Missouri and have included the operating results of these facilities in our consolidated financial statements since that date.  During 2004, we sold the properties to a not-for-profit entity for $26,293,000 and provided 100% financing.  Proceeds consisted of an 8.5% note for $16,513,000 maturing December 31, 2014 and a note for $9,780,000 with interest at 3% through December 31, 2007 and at prime plus 1% thereafter, maturing December 31, 2014.  For financial reporting purposes, we did not record the sale of the assets and continued to record the results of operations of these properties each period up until December 31, 2007 as described below.  For tax reporting purposes, the sale had been recognized in 2004 with gain on sale to be recorded under the installment method as cash payments are received. For financial reporting purposes, sale proceeds received from the buyer would be reported as a deposit until the down payment and continuing investment criteria of SFAS 66 were met, at which time we would account for the sale under the full accrual method.  Prior to December 31, 2007, no installment payments had been made by the borrower.  On December 31, 2007, the criteria for recording the sale were met.  Net assets having a book value of $14,939,000 were deconsolidated, mortgage notes receivable of $26,293,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $11,354,000 and retrospectively recorded as discontinued operations.  We received an irrevocable bank letter of credit of $4,100,000 on December 31, 2007 from the borrower to guarantee the down payment on the notes (which we received on January 18, 2008 from the borrower’s bank accounts) and a commitment from the borrower to make monthly principal and interest payments to us beginning in January 2008 in an annual amount aggregating $1,300,000 to amortize the loan.  Our continuing involvement with these facilities is solely as a creditor.  The facilities are currently managed by subsidiaries of NHC.

     In July 2001, we assumed the operations of a nursing facility known as Town & Country, Missouri.  In December 2004, we sold the property to a not-for-profit entity and provided 100% financing.  During 2006, the facility was sold by the owner and we received $5,482,000 in cash as full payment.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  As a result of having received final proceeds related to this facility, we recorded the December 2004 sale of this property and recognized a $124,000 gain in 2006, at which time we retrospectively classified the operations of the facility as discontinued operations.

     The results of operations for the Kansas and Missouri facilities have been reclassified to retrospectively reflect the disposition of these facilities as discontinued operations for all periods presented.  Amounts included in operating income of discontinued operations applicable to the Kansas and Missouri facilities are summarized as follows (in thousands):

	Year Ended December 31,
Income Statement:	2007	2006
Facility operating revenue	$35,474	$35,331

Facility operating expenses	33,295	33,498
Interest (income) expense	3	(4)
Depreciation	715	727
Total expenses	34,013	34,221
Net income	$1,461	$1,110

Acquisition of Orangeburg, SC facility

     In September 2008, we acquired for $4,015,000 in cash the assets of a nursing home facility in Orangeburg, SC consisting of land of $300,000, buildings and improvements of $3,715,000, and current assets and liabilities of $1,022,000 each.  The facility was simultaneously leased to a third party operator.

Assets Held for Sale

     During 2008, management decided to sell two Kansas facilities for which the current lessee had defaulted on payment to us and had taken steps to close the facilities.  There were no nursing home operators interested to lease the facilities.  Therefore, we recorded an impairment charge of $1,986,000 related to the two facilities to reduce the carrying value of these facilities to fair value, less the estimated cost to sell the facility.  One of the facilities, located in Hoisington, Kansas, was sold in November 2008.  We have classified the remaining facility as held for sale in the consolidated balance sheet and in February 2009 we received a purchase contract for the facility in an amount that will not result in a material loss from our current carrying value.  In accordance with SFAS 144, the facility meets the accounting criteria as being held for sale and the results of its operations have been reported in the current and prior periods as discontinued operations in the Consolidated Statements of Income.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

     The following is a summary of mortgage and other notes receivable by type (dollar amounts in thousands):

	December 31,
	2008	2007
Mortgage loans	$108,640	$134,605
Other loans - NHC	—	7,050
	$108,640	$141,655

The following is a summary of the terms and amounts of mortgage and other notes receivable (dollar amounts in thousands):

Final	Number		Original Face
Payment	of		Amount of	December 31,
Date	Loans	Payment Terms in 2008	Mortgage(s)	2008		2007
2008	1	Monthly payment of $352, including interest at 9.5%	$ 32,708	$ 22,936		$ 26,518
		Balloon payment due at maturity.

2009	1	Monthly payment of interest only at Prime plus 2.0%	300	83	(1)	132
		(5.25% at December 31, 2008)

2009	1	Monthly payment of $50, including interest at 10%.	5,196	3,750		3,949
		Balloon payment due at maturity.

2009	1	Monthly payment of $70, including interest at 9.5%	7,900	6,628		6,817
		Balloon payment due at maturity.

2013	1	Monthly payment of $22, including interest at 6.5%	5,158	801	(1)	869
		Balloon payment at maturity.

2010	1	Monthly payment of $120, including interest at 9.0%	12,162	8,463	(1)	8,628
		Balloon payment due at maturity.

2019	1	Monthly payment of interest only 9.0%	2,500	2,500		2,500

2027-2032	7	Monthly payments of $19 to $32, which include	20,774	18,137		18,373
		interest ranging from 8.0 to 9.6%

2011	8	Monthly payments of $9 to $69, which include interest at 6.9%	40,526	23,458		40,526
		(An irrevocable letter-of-credit guaranteed $6.1 million of principal at December 31, 2007)

2014	8	Monthly payments of $8 to $25, which includes interest at 8.5%	26,293	21,884		26,293
		(An irrevocable letter-of-credit guaranteed $4.1 million of principal at December 31, 2007), and includes $9.7 million with interest at 3.0% due at maturity
Term Loans
2008	1	Monthly payment of interest only at LIBOR plus	10,450	—		7,050
		1% in addition to quarterly principal payments of
		$425.
			$ 163,967	$ 108,640		$ 141,655
(1) Loan is currently on non-accrual status. We recognize interest income in the period in which cash is received.

     The mortgage notes receivable are secured by first mortgages on the real property and UCC liens on the personal property of the facilities.  Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.

National HealthCare Corporation (“NHC”) – On May 4, 2007, we exercised our right to call NHC’s participation (approximately 22%) with us in a mortgage loan with Care Foundation of America, Inc. (“CFA”) in exchange for the payment in cash of $6,255,000 which represented NHC’s portion of the principal and interest outstanding on the loan.  At December 31, 2008, the remaining principal balance of the loan was $22,936,000.  As disclosed in Note 9, CFA has filed a Chapter 11 bankruptcy petition and has initiated an adversary proceeding complaint against us.

On February 3, 2006, we purchased by assignment a $10,450,000 bank term loan owed by National Health Realty, Inc. (“NHR”), formerly a publicly-held real estate investment trust that merged with NHC in October 2007 (see Note 6).  The assigned loan as amended required monthly interest payments at the interest rate of 30-day LIBOR plus 1.00% and quarterly principal payments of $425,000.  The unpaid principal balance at December 31, 2007, of $7,050,000 was paid in full on January 3, 2008.

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

Effective July 1, 2006, two of the remaining properties were sold by the bankruptcy trustee to affiliates of the purchaser of the first two properties.  We provided the purchaser with long-term first mortgage financing totaling $12,162,000 collateralized by all four facilities and we received an option to purchase the facilities.  The note bears interest at 9% and matures July 1, 2016.  The commitment to loan working capital was reduced from $800,000 to $300,000 (working capital balance of $83,000 at December 31, 2008) and can be used by any of the four facilities.

Prior to December 31, 2006, we gave notice to the purchasers of the four facilities of our intent to exercise its purchase option for the four facilities in the amount of $12,162,000.  On March 1, 2007, the election to purchase the four facilities was rescinded after a new financing agreement was finalized.  Under the new agreement, the $12,162,000 first mortgage was increased to $14,300,000 and the working capital loan was reduced to $300,000.  The first mortgage loan bears interest at 9%.  Principal is amortized over a 25-year period and matures on January 31, 2010.  The working capital loan bears interest at prime plus 2%, with principal due at maturity on January 1, 2009 and was collected in full subsequent to year-end.  Management believes that the remaining carrying amount of the loans of $8,546,000 at December 31, 2008 is supported by the value of the underlying collateral.

     Milwaukee South Healthcare, LLC – Management’s analysis of the future expected cash flows consistent with SFAS 114, payment history, historical occupancy and operating income of the facility resulted in a write-down in 2006 of $1,074,000 related to our working capital loan to the operator of this leased facility.  The carrying amount of the loan at December 31, 2006 was zero.  As described in Note 16, we sold this facility on May 1, 2007 to a third party and recognized a gain of $669,000.

Loan Recoveries

     During 2008 there were no recoveries related to previous loan or realty writedowns.  Recoveries in 2007 and 2006 are described as follows:

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

The amount of interest income recognized (representing cash received) on the AMA loans was $72,000 and $1,377,000 for the years ended December 31, 2007 and 2006, respectively.

Health Services Management of Texas LLC (“HSM”) - On July 11, 2007, we received payoff at par of a mortgage loan investment in the amount of $44,500,000.  The recovery of amounts previously written down related to this loan amounted to $21,300,000.  The average recorded investment in the HSM loan was $23,060,000 for the year ended December 31, 2007.  The amount of interest income recognized (representing cash received) on the loan was $2,575,000 and $3,774,000 for the years ended December 31, 2007 and 2006, respectively.

SouthTrust- On December 6, 2007, we received a final residual payment related to a mortgage pool investment.  The recovery of amounts previously written down related to this investment amounted to $1,238,000.  Recovery of any amounts previously written down had been considered highly doubtful.  There was no carrying value of this investment at any time during 2006 or 2007.

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

Allgood HealthCare, Inc. (“Allgood”) – On July 1, 2006, one of the five original properties was sold to a third party operator by the bankruptcy trustee with us consenting to such sale.  We provided the purchaser with short-term mortgage financing totaling $5,692,000.  The note matured and was paid in full on December 31, 2006, at which time we recorded a loan recovery of $2,073,000.  In February 2009, we received payment in full of our mortgage note receivable with one of the Allgood facilities which resulted in a recovery of amounts previously written down and other gains totaling $1,234,000.

NOTE 5. INVESTMENT IN PREFERRED STOCK

     In September 1998, we purchased two million shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into common stock at a 1:1 ratio.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  Dividend revenue amounted to $3,241,000 in each of 2008, 2007, and 2006.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security accounted for under Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and is recorded at cost in the consolidated balance sheets.  Amounts to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared. The carrying value of the preferred stock consists of its cost and was $38,132,000 at each December 31, 2008 and 2007.

     In addition to our investment in the preferred stock of LTC, we hold 774,800 shares of common stock of LTC (with a fair value and carrying value of $15,713,000 and $19,409,000 at December 31, 2008 and 2007, respectively), which is included in marketable securities (See Note 6).

NOTE 6. INVESTMENT IN MARKETABLE SECURITIES

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

     Marketable securities consist of the following at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common stock of other REITs	$ 6,463	$ 17,293	$ 6,463	$ 21,122
NHC convertible preferred stock	1,390	1,348	1,527	1,565
Enhanced cash funds	7,953	7,953	33,458	33,129
	$ 15,806	$ 26,594	$ 41,448	$ 55,816

     Gross unrealized gains and gross unrealized losses related to available-for-sale securities are as follows (in thousands):

	2008	2007
Gross unrealized gains	$ 10,919	$ 14,785
Gross unrealized losses	(131)	(417)
Total	$ 10,788	$ 14,368

     None of these available-for-sale marketable securities have stated maturity dates.

     During 2008, 2007 and 2006, we received and recognized $2,091,000, $5,103,000, and $6,476,000, respectively, of dividend and interest income from our marketable securities.  Such income is included in non-operating income in the consolidated statements of income.

In October 2007, National Health Realty, Inc. (“NHR”) was merged into National HealthCare Corporation (“NHC”).  In exchange for each share of NHR stock owned, shareholders received $9 cash plus NHC convertible preferred stock valued at

$13.66 per share.  At that date, we owned 111,800 shares of NHR common stock.  The realized gain of $1,266,000 was recorded in non-operating income.

     On December 10, 2007, we were notified by Bank of America that its largest, privately-placed, enhanced cash fund called Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007 and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 to a separate investment management account (“IMA”) and cash redemptions of principal totaling $4,665,000.  Prior to December 31, 2007, realized losses on the distribution and redemption of securities and cash amounted to $236,000.  At December 31, 2007, the fair market value of our investment in the Fund was estimated to be $18,835,000 and the fair market value of our investment in the separate IMA was estimated to be $14,294,000 for a total of $33,129,000.  Unrealized losses measured as the difference between fair market value and our original investment, at cost, amounted to $329,000 and was reflected as a component of stockholder’s equity at December 31, 2007.

     A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to operations and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to a reporting date and forecasted performance of the investment.  In 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $2,065,000 which we charged to operations.

     For the year ended December 31, 2008, we received cash redemptions of principal from the Fund and IMA totaling $23,031,000.  Exclusive of the other-than-temporary impairment charges of $2,065,000, realized losses amounted to $410,000, which were charged to operations.  At December 31, 2008, the fair market value of our investment in the Fund was estimated to be $4,000,000 and the fair market value of our investment in the separate IMA was estimated to be $3,953,000 for an aggregate fair value of $7,953,000 and a revised cost basis of the same amount.  Subsequent to year-end, we received cash redemptions of principal of $707,000 from the Fund and $865,000 from the IMA.

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

NOTE 7. FAIR VALUE MEASUREMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At December 31, 2008 and 2007, there were no material differences between the carrying amounts and fair values of our financial instruments.

     Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

     The Company's adoption of SFAS 157 did not have an impact on our financial position or results of operations.  The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  FASB Staff Position FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

     Effective January 1, 2008, the Company adopted SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value.  Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date.  The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value.

     Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common stock of other REITs	$ 17,293	$ 17,293	$ —	$ —
NHC convertible preferred stock	1,348	1,348	—	—
Enhanced cash funds	7,953	—	—	7,953

Total Marketable Securities	$ 26,594	$ 18,641	$ —	$ 7,953

     Common and Convertible Preferred Stock – The fair value of our common and convertible preferred stock investments are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

     Enhanced Cash Funds – The fair values of our enhanced cash funds, which are comprised of our investments in the Columbia Strategic Cash Fund and a separate Investment Management Account, were determined by third-party pricing vendors using certain significant inputs (e.g. yield curves, spreads, prepayments and volatilities) that are unobservable.  These securities are valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity.

     The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis at December 31, 2008.  Our investment in enhanced cash funds was transferred from Level 2 to Level 3 due to a lack of current observable market activity, during the fourth quarter of 2008.

(in thousands)	Fair Value Beginning of Year	Transfers Into Level 3	Realized Losses and Impairments	Purchases, Issuances and Settlements	Fair Value at End of Year	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
Description
Columbia Strategic Cash Fund	$ —	$ 18,835	($1,239)	($13,596)	$ 4,000	$ (241)
Investment Management Account	—	14,294	(906)	(9,435)	3,953	(89)

Total Enhanced Cash Funds	$ —	$ 33,129	($2,145)	($23,031)	$ 7,953	$ (330)

     Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2008 are reported as non-operating revenues as follows:

Non-Operating Revenues

Total losses included in earnings	($2,145)

Change in Unrealized Losses Relating to Assets Held at End of Year	($330)

NOTE 8. NOTES AND BONDS PAYABLE

Debt consists of the following at December 31, 2008 and 2007 (in thousands):

	Weighted
	Average	Final	Principal Amount
	Interest Rate	Maturities	2008	2007
First mortgage revenue bonds, principal payable	Variable, 1.9%	2009 to 2014	$3,987	$5,711
in periodic installments, interest payable monthly

Senior notes, principal and interest	Variable	2008	—	3,801
payable quarterly
			$3,987	$9,512

     On August 1, 2008, we paid off in cash one of our first mortgage revenue bonds of $538,000.  The bonds were to have matured on November 1, 2010.  There were no penalties or other fees related to paying off the bonds early.

     At December 31, 2008, NHI had first mortgage revenue bonds payable of $3,987,000 collateralized by deeds-of-trust on four nursing facilities.  The debt bears interest at variable rates (1.3% to 2.5% at December 31, 2008) with maturities from 2009 to 2014.  Subsequent to year-end, first mortgage bonds having a balance of $1,225,000 were paid in full.

     The aggregate principal maturities of all debt as of December 31, 2008 are as follows:

2009	$1,392,000
2010	1,615,000
2011	230,000
2012	240,000
2013	250,000
Thereafter	260,000
$3,987,000

NOTE 9. COMMITMENTS AND CONTINGENCIES

At December 31, 2008 we had no pending commitments to fund health care real estate projects.  We currently have sufficient liquidity to finance new investments and to repay borrowings at or prior to maturity.

     At December 31, 2008, we believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders.  This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

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

     On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a newly-formed Tennessee nonprofit corporation (“CFA”) for $32.7 million, with NHI financing 100% of the purchase price and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the balance of $22,936,000 due December 31, 2008.  NHI received notice that on December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case.  NHI had previously disclosed in our most recent Form 10-Q that CFA had threatened to file such a lawsuit.  CFA’s complaint alleges that NHI exercised total dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleges that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  As part of its complaint, CFA seeks a declaratory judgment and asserts claims for breach of fiduciary duty, fraud, conversion, and unjust enrichment.  CFA claims that it has sustained compensatory and punitive damages in excess of $25 million.  NHI adamantly denies CFA’s claims and intends to vigorously defend against CFA’s complaint.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

     NHI has also been served with a Civil Investigative Demand by the Office of the Tennessee Attorney General, which has indicated it is investigating transactions between NHI and three separate Tennessee nonprofit corporations, including CFA.  At this time, NHI does not know whether the Tennessee Attorney General’s office will commence any legal proceedings or, if so, what relief will be sought.

NOTE 10. LIMITS ON COMMON STOCK OWNERSHIP

     The Company’s Charter contains certain provisions which are designed to ensure that the Company’s status as a real estate investment trust is protected for federal income tax purposes. One of such provisions prohibits any stockholder from owning, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s stock.  In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants. Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family. These written agreements are intended to restate and replace the parties’ prior verbal agreement. These agreements were entered into in connection with the Company’s recent stock purchase program pursuant to which the Company announced that it would purchase up to 1,000,000 shares of its common stock in the public market from its stockholders.

     A separate agreement was entered into with each of the spouse and children of Dr. Carl E. Adams and others within Mr. W. Andrew Adams’ family. We needed to enter into such an agreement with each family member because of the complicated ownership attribution rules under the Code. The Agreement permits the Excepted Holders to own stock in excess of 9.9% up to the limit specifically provided in the individual agreement and not lose rights with respect to such shares. However, if the stockholder’s stock ownership exceeds the limit then such shares in excess of the limit become “Excess Stock” and lose voting rights and entitlement to receive dividends.  The Excess Stock classification remains in place until the stockholder no longer exceeds the threshold limit specified in the Agreement. The purpose of these agreements is to ensure that the Company does not violate the prohibition against a real estate investment trust being closely held.

     W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant. Again, this prohibition is designed to protect the Company’s status as a real estate investment trust for tax purposes.

NOTE 11. STOCK-BASED COMPENSATION

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

The 1997 and 2005 Share-Based Compensation Plans

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

     In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of December 31, 2008, 1,353,967 shares are available for future grants under the 2005 plan.  The individual restricted stock and option grant awards vest over periods up to five years.  The term of the options outstanding under the 2005 Plan is five years from the date of grant.

     The 1997 Plan provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of December 31, 2008, no shares are available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

     Under FAS 123(R), compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected have resulted in the reversal of previously recorded compensation expense.  The compensation expense (income) reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $7,000, $543,000 and $519,000 for the years ended December 31, 2008, 2007 and 2006, respectively, consisting of ($138,000), $327,000 and $345,000 for restricted stock and $145,000, $216,000 and $174,000 for stock options which is included in general and administrative expense in the Consolidated Statements of Income.

Determining Fair Value Under SFAS No. 123(R)

     The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to cliff vesting.  Each grant is valued as a single award with an expected term based upon expected employee and termination behavior.  Compensation cost is recognized on the graded vesting method over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.  The expected volatility is derived using daily historical data for periods preceding the date of grant.  The risk-free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.

Stock Options

     The weighted average fair value per share of options granted was $2.53, $2.59 and $1.95 for 2008, 2007 and 2006, respectively.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2008, 2007, and 2006:

	2008	2007	2006
Dividend yield	8.08%	8.32%	8.71%
Expected volatility	24.91%	20.42%	22.93%
Expected lives	2.5 years	2.5 years	2.7 years
Risk-free interest rate	2.39%	4.64%	4.83%
Expected forfeiture rate	0.00%	0.00%	0.00%

Stock Option Activity

The following table summarizes option activity:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Life (Years)	(in thousands)

Outstanding December 31, 2005	135,000	$23.50
Options granted under 2005 Plan	86,000	25.32
Options granted under 1997 Plan	60,000	23.79
Options exercised under 1997 Plan	(15,000)	23.79
Outstanding December 31, 2006	266,000	24.14
Options granted under 1997 Plan	57,800	34.25
Options granted under 2005 Plan	2,200	34.25
Outstanding December 31, 2007	326,000	26.00
Options granted under 1997 Plan	14,450	30.30
Options granted under 2005 Plan	80,550	29.64
Options exercised under 1997 Plan	(139,817)	23.40
Options exercised under 2005 Plan	(60,848)	26.24
Options forfeited under 1997 Plan	(14,450)	34.25
Options forfeited under 2005 Plan	(46,217)	28.09
Outstanding December 31, 2008	159,668	$29.03	3.000	$ 256

Exercisable December 31, 2008	120,000	$29.73	2.885

			Remaining
Grant	Options	Exercise	Contractual
Date	Outstanding	Price	Life in Years
4/20/04	15,000	$23.90	0.333
5/3/05	15,000	26.78	1.333
5/1/06	3,668	23.62	2.250
5/2/06	15,000	23.79	2.333
7/21/06	15,000	24.50	2.583
5/16/07	45,000	34.25	3.417
2/4/08	21,000	29.24	4.083
4/29/08	30,000	30.30	4.417
	159,668		3.000

     The weighted average remaining contractual life of all options outstanding at December 31, 2008 is 3 years.  Including outstanding stock options, our stockholders have authorized an additional 1,513,635 shares of common stock that may be issued under the share-based payments plans.

     At December 31, 2008, there were outstanding unvested options to purchase 39,668 shares with a weighted average grant date fair value of $2.18 per share.  As of December 31, 2008, we had $35,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2009-$21,000; 2010-$10,000; and 2011-$4,000.

     The closing market price of our common stock at December 31, 2008 was $27.43 per share.  The intrinsic value of total options outstanding at December 31, 2008 was $1.60 per share or $256,000.  The intrinsic value of options exercisable at December 31, 2008 was $2.30 per share or $276,000.

Restricted Stock Activity

The following table summarizes restricted stock activity:

			Weighted Average
			Remaining	Aggregate
	Number	Weighted Average	Vesting Period	Intrinsic Value
	of Shares	Grant Price	(Years)	(in thousands)
Restricted Stock granted in 2006 under 2005 Plan and Non-vested at December 31, 2006	53,000	$ 25.96	—	—
Vested during the period	(4,300)	n/a	—	$ 120
Non-vested at December 31, 2007	48,700	n/a	2.646	$ 1,359
Vested during the period	(12,175)	n/a	—	—
Restricted Stock granted in 2008 under 2005 Plan	25,000	29.24	—	—
Restricted Stock forfeited in 2008 under 2005 Plan	(54,500)	n/a	—	—
Non-vested at December 31, 2008	7,025	n/a	1.511	$ 193

			Remaining
Grant	Shares	Grant	Vesting
Date	Non-vested	Price	Period
5/2/06	2,025	$23.62	1.333
2/4/08	5,000	$29.24	1.583
	7,025

The weighted average remaining vesting period of all restricted shares outstanding at December 31, 2008 is 1.511 years.  The closing market price of our common stock at December 31, 2008 was $27.43 per share, which is the implied intrinsic value of the restricted stock.

     At December 31, 2008, we had $88,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized over the following periods: 2009-$52,000; 2010-$25,000; 2011-$10,000; and 2012-$1,000.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest on our debt obligations were $351,000, $7,860,000 and $7,368,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

As described in Note 3, on December 31, 2007, we recorded the previous sale of 16 facilities that were, prior to that time, required to be consolidated into our consolidated financial statements under the requirements of SFAS 66 since they did not meet the accounting criteria for recognition of a sale for financial reporting purposes.  Amounts increased (decreased) as follows:

(in thousands)
As of December 31,	2007
Mortgage notes receivable, net	$ 66,819
Real estate properties, net	(36,857)
Accounts receivable, net	(7,176)
Deferred costs and other assets	(13,310)
Accounts payable and other accrued expenses	(17,072)

NOTE 13. EARNINGS PER SHARE

     Basic earnings per common share are based on the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per common share assume the exercise of stock options and vesting of restricted shares using the treasury stock method.  The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

Year Ended December 31,	2008	2007	2006
BASIC:
Weighted average common shares outstanding	27,706,106	27,703,464	27,744,868

Income from continuing operations available
to common stockholders	$55,451	$78,959	$58,685
Discontinued operations	2,059	17,476	10,543

Net income available to common stockholders	$57,510	$96,435	$69,228

Income from continuing operations per
common share	$2.00	$2.85	$2.12
Discontinued operations per common share	.08	.63	.38
Net income per common share	$2.08	$3.48	$2.50

DILUTED:
Weighted average common shares	27,706,106	27,703,464	27,744,868
Stock options	18,485	58,954	28,415
Restricted stock shares	7,360	21,444	5,481
Average dilutive common shares outstanding	27,731,951	27,783,862	27,778,764

Income from continuing operations
available to common stockholders	$55,451	$78,959	$$58,685
Discontinued operations	2,059	17,476	10,543

Net income available to common stockholders	$57,510	$96,435	$$69,228

Income from continuing operations per
common share	$2.00	$2.84	$2.11
Discontinued operations per common share	.07	.63	.38
Net income per common share	$2.07	$3.47	$2.49

Incremental shares excluded since anti-dilutive:
Stock options	11,469	4,936	50,000

     In accordance with FASB Statement No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per share since inclusion of these incremental shares in the calculation would have been anti-dilutive.

NOTE 14. COMMON STOCK DIVIDENDS (Unaudited)

     Dividend payments per share to common stockholders are characterized for 2008 individual tax purposes as follows:

	Taxable as	Taxable as	Return
	Ordinary	Capital	of
Dividend Payment Date	Income	Gain	Capital	Totals

May 9, 2008	$ .583283	$ .036423	$ .010294	$ .63
August 8, 2008	.503283	.036423	.010294	.55
November 10, 2008	.503282	.036423	.010295	.55
January 30, 2009 (1)	.643282	.036422	.010296	.69
	$ 2.23313	$ .145691	$ .041179	$ 2.42
(1) Declared for stockholders of record December 31, 2008

NOTE 15. RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

Leases

     Major lease customer - Of the 123 health care facilities in which we have investments, 41 facilities are currently leased under operating leases to NHC, a publicly-held company and our largest customer.  Our rental income in 2008 was $53,339,000 ($33,700,000 from NHC); in 2007 was $50,850,000 ($33,700,000 from NHC); and in 2006 was $45,789,000 ($31,309,000 from NHC).

     Initial lease - On October 17, 1991, concurrent with NHC's conveyance of 43 properties to us, we leased to NHC 40 long-term care facilities and 3 retirement centers.  Each lease was for an initial term expiring December 31, 2001, with two additional five-year renewal terms at the option of NHC, assuming no defaults.  During 2000, NHC exercised its option to extend the lease term for the first five-year renewal term under the same terms and conditions as the initial term.  Each lease with NHC is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities.  NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

     During the initial term and the first renewal term which ended on December 31, 2006, NHC was obligated to pay annual base rent on all 41 facilities of $15,238,000.  The leases also obligated NHC to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject.  Payments for debt previously serviced were required for the shorter of the remaining life of the mortgage or lease term.

     In addition to base rent and debt service rent, NHC paid percentage rent to us equal to 3% of the increase in the gross revenue of each facility through December 31, 2006.  Effective January 1, 2000, we amended our lease agreements with NHC to provide for the calculation of percentage rent based on quarterly revenue increases rather than annual revenue increases.  We recognized $4,829,000 of percentage rent from NHC during 2006.

     Lease amendment and extension - On December 27, 2005, under an amendment to the master lease, NHC exercised its option to extend the existing lease on 41 properties for the second renewal term.  The lease was scheduled to expire on December 31, 2006 unless extended by NHC.  The terms of the existing lease remained in place for 2006.

The 41 properties include 4 centers leased to other parties, the lease payments of which are guaranteed to us by NHC under the Master Lease.  The 15 year lease extension began January 1, 2007, and includes 3 additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property, voluntarily made by the tenant at its expense.  Under the terms of the lease, base rent for 2007 was $33,700,000 with additional percentage rent being equal to 4% of the increase in the gross revenue of each facility over a 2007 base year.  We did not recognize any percentage rent from NHC during 2007 and 2008.

     Future minimum lease payments - At December 31, 2008, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with NHC and other lessees are as follows:

	NHC	Others	Total
2009	$ 33,700,000	$ 17,264,000	$ 50,964,000
2010	33,700,000	$12,533,000	46,233,000
2011	33,700,000	$10,627,000	44,327,000
2012	33,700,000	$ 7,339,000	41,039,000
2013	33,700,000	$ 5,464,000	39,164,000

Thereafter	$ 269,600,000	$ 17,462,000	$ 287,062,000

Advisory Agreements

     Management Advisory Source, LLC - We determined that it was in our best interest to accentuate our independence from NHC, our largest tenant.  Therefore, effective November 1, 2004, we assigned our Advisory Agreement with NHC (described below) to a new company, MAS, formed by our President, Chief Executive Officer and Board Chairman, W. Andrew Adams. We have no ownership in MAS.

     Under the Advisory Agreement, we engaged MAS to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management.

Accordingly, MAS was subject to the supervision of and policies established by our Board of Directors.  From November 1, 2004 to October 1, 2006, MAS outsourced non-managerial functions of the Advisory Agreement such as payroll processing, accounting, treasury and the like to NHC. Effective October 1, 2006, MAS began to provide these services.

     The Advisory Agreement provided that without regard to the amount of compensation received by the Advisor under the Advisory Agreement, the Advisor was to pay all expenses in performing its obligations including the employment expenses of the personnel providing services to us.  The Advisory Agreement further provided that we pay the expenses incurred with respect to and allocable to the prudent operation and business of NHI including any fees, salaries and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of the Advisor. The Advisory Agreement provided that MAS was entitled to annual compensation which was calculated on a formula related to the increase in funds from operations per common share (as defined in the Advisory Agreement).

     On December 3, 2007, we elected to become a self-managed REIT with our own management reporting directly to the Board of Directors.  We notified MAS of our intent to terminate the Advisory Agreement effective March 31, 2008.  On January 29, 2008, we received notice from Mr. Adams that he intended to resign as President of NHI.  Under an agreement with our Board of Directors, he will continue to serve as President until March 18, 2009 at which time Justin Hutchens will assume the positions of President and Chief Operating Officer.  It is anticipated that Mr. Adams will remain with us as Chief Executive Officer and Chairman of the Board of Directors. During the first three months of 2008, the expense recorded under the Advisory Agreement was $862,000.  Our expense under a consulting agreement for Mr. Adams to continue to serve as President and Chief Executive Officer after March 31, 2008 was $900,000 through December 31, 2008.  The expense recorded under the Advisory Agreement was $3,625,000 and $3,499,000 for 2007 and 2006, respectively.

     NHC - We entered into the Advisory Agreement on October 17, 1991 with NHC as "Advisor" under which NHC provided management and advisory services to us through November 1, 2004. The Advisory Agreement was initially for a stated term which expired December 31, 1997.  Thereafter, the Advisory Agreement was on a year-to-year term, but terminable on 90 days notice and terminable for cause at any time.  For 1993 and later years, the Advisor was entitled to annual compensation which was calculated on a formula related to the increase in funds from operations per common share (as defined in the Advisory Agreement).

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

     Facility Management Services – Prior to 2008, subsidiaries of NHC managed the former foreclosure properties for management fees equal to a weighted average of 5.35% of net revenues of the foreclosure properties.  Management fees totaled $5,022,000, and $4,903,000, for the years ended December 31, 2007 and 2006, respectively.

     Ownership of Common Stock - At December 31, 2008, NHC owned 1,630,462 shares of our common stock.  At December 31, 2008, we owned 101,800 shares of NHC’s convertible preferred stock.

NOTE 16. DISCONTINUED OPERATIONS

     Kansas Facilities - During 2008, we recorded an impairment charge of $1,986,000 related to two Kansas facilities to reduce the carrying value of these facilities to fair value, less the estimated cost of selling the facility.  One of the facilities, located in Hoisington, Kansas, was sold in November of 2008.  We have classified the remaining facility as held for sale in the consolidated balance sheet and estimate the property will be sold with in the next twelve months.  In accordance with SFAS 144, the facility meets the accounting criteria as being held for sale and the results of its operations have been reported in the current and prior periods as discontinued operations in the Consolidated Statements of Income.  The fair value of the land, buildings and improvements less the cost to sell is estimated to be $200,000 at December 31, 2008.  The loss from discontinued operations of these facilities for year ended December 31, 2008 was $2,044,000 versus income of $82,000 for the same period in 2007.

     Washington Facilities - In September 2008, we recognized into income for financial and tax purposes $4,121,000 of deferred credits which existed at the date of sale in 2003 of two nursing home facilities in Washington.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we were legally released from any potential liability settlements.  We expect to recognize into income during mid-2009 an additional amount of $1,500,000 of deferred credits which will meet the aforementioned criteria.

     Foreclosure Properties - As described in Note 3, on December 31, 2007, we recognized the sale of 16 foreclosure properties and recorded mortgage notes receivable secured by the properties with a carrying value of $66,819,000.  The transition resulted in a net gain on sale and deconsolidation of $12,469,000.  The net carrying value of the assets and liabilities deconsolidated was $54,350,000.

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

     Town and Country - In March 2006, we received $5,482,000 in cash from the sale by the current owner of a nursing facility in Town & Country, Missouri.  The carrying amount of this facility was $5,358,000 composed of net realty of $6,520,000, reduced by net liabilities of $1,162,000.  This property was sold in December 2004 to a not-for-profit entity and we provided 100% financing.  As a result of having received final cash proceeds related to this facility during 2006, we recognized the December 2004 sale of this property and recognized a $124,000 gain.

     For 2008, 2007 and 2006, we have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in accordance with SFAS 144.

Income from discontinued operations is as follows (in thousands, except per share amounts):

Year Ended December 31,	2008	2007	2006
Revenues:
Rental income	$ —	$ 822	$ 1,154
Facility operating revenue	—	93,383	91,529
	—	94,205	92,683
Expenses:
Interest	—	7	5
Depreciation	55	3,558	3,662
Franchise, excise, and other taxes	—	—	26
Facility operating expenses	22	86,302	84,262
Impairment of real estate assets	1,986	—	—
	2,063	89,867	87,955
Operating income (loss)	2,063	4,338	4,728
Non-operating income	4,122	—	—
Gain on sale of assets	—	13,138	5,814
Total discontinued operations	$ 2,059	$ 17,476	$ 10,542

Discontinued operations income per common share:
Basic	$ .08	$ .63	$ .38
Diluted	$ .07	$ .63	$ .38

NOTE 17. NON-OPERATING INCOME

Non-operating income is outlined in the table below (in thousands):

Year Ended December 31,	2008	2007	2006
Dividends	$ 4,687	$ 4,654	$ 4,626
Equity in income – investees	—	—	26
Realized gains (losses) on sales of securities	(410)	1,029	—
Other-than-temporary impairment of marketable securities	(2,065)	—	—
Interest income	3,050	7,066	6,889
Gain on settlement of notes receivable	—	468	1,015
Gain on sale of certificate of need	1,298	—	—
Other	(73)	(753)	165
	$ 6,487	$12,464	$12,721

     In October 2008, we sold our Certificate of Need for 124 licensed nursing home beds in Davidson County, Tennessee to a third party for $1,488,000 in cash.  We recognized a gain of $1,298,000.

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except per share amounts).

	1st	2nd	3rd	4th
2008	Quarter	Quarter	Quarter	Quarter
Net Revenues	$ 15,359	$ 16,252	$ 15,620	$ 15,774

Non-operating income	1,978	1,785	701	2,023

Income from continuing operations	13,418	14,816	13,460	13,758
Discontinued operations -
Income (loss) from operations - discontinued	(19)	(23)	2,491	(391)

Net income	$ 13,399	$ 14,793	$ 15,951	$ 13,367

Earnings (loss) per share:
Basic:
Income from continuing operations	$ .48	$ .53	$ .48	$ .51
Discontinued operations	—	—	.09	(.01)
Net income per common share	$ .48	$ .53	$ .57	$ .50

Diluted:
Income from continuing operations	$ .48	$ .53	$ .48	$ .51
Discontinued operations	—	—	.09	(.02)
Net income	$ .48	$ .53	$ .57	$ .49

	1st	2nd	3rd	4th
2007	Quarter	Quarter	Quarter	Quarter
Net Revenues	$ 15,399	$ 16,156	$ 15,589	$ 15,014

Non-operating income	3,470	2,984	2,556	3,454

Income from continuing operations	14,592	13,094	35,437	15,836
Discontinued operations -
Income from operations - discontinued	889	1,218	1,101	1,130
Net gain on dispositions and deconsolidation	—	669	—	12,469

Net income	$ 15,481	$ 14,981	$ 36,538	$ 29,435

Earnings per share:
Basic:
Income from continuing operations	$ .53	$ .47	$ 1.28	$ .57
Discontinued operations	.03	.07	.04	.49
Net income per common share	$ .56	$ .54	$ 1.32	$ 1.06

Diluted:
Income from continuing operations	$ .53	$ .47	$ 1.27	$ .57
Discontinued operations	.03	.07	.04	.49
Net income	$ .56	$ .54	$ 1.31	$ 1.06

     Certain quarterly financial information shown above differs from amounts previously reported in the Forms 10-Q and Form 10-K for those periods due to reclassifications to retrospectively reflect the dispositions of certain facilities as discontinued operations for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2008, the CEO and principal accounting officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.  No change in our internal control over financial reporting occurred during our last fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

     We have audited National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Health Investors, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Investors, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

February 23, 2009

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.  Additionally, we have filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2008, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

     Incorporated by reference from the information in our proxy statement for the 2009 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference from the information in our proxy statement for the 2009 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

     Incorporated by reference from the information in our proxy statement for the 2009 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from the information in our proxy statement for the 2009 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Incorporated by reference from the information in our definitive proxy statement for the NHI 2009 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

(1)

Financial Statements

The Consolidated Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedules

The Financial Statement Schedules and Report of Independent Registered Public Accounting Firm on Financial Statement Schedules are listed in Exhibit 13.

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
Date: February 24, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Andrew Adams	Chairman of the Board and	February 24, 2009
W. Andrew Adams	Chief Executive Officer
(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 24, 2009
Roger R. Hopkins	(Principal Accounting Officer)

/s/ Robert A. McCabe, Jr.	Director	February 24, 2009
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 24, 2009
Robert T. Webb

/s/ Ted H. Welch	Director	February 24, 2009
Ted H. Welch

NATIONAL HEALTH INVESTORS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference
to Exhibit 3.1 to Form S-11
Registration Statement
No. 33-41863

3.2	Bylaws	Incorporated by reference
to Exhibit 3.2 to Form S-11
Registration Statement
No. 33-41863

4.1	Form of Common Stock Certificate	Incorporated by reference
to Exhibit 39 to Form S-11
Registration Statement
No. 33-41863

10.1	Material Contracts	Incorporated by reference
to Exhibits 10.1 thru
10.9 to Form S-4 Registration
Statement No. 33-41863

10.2	Amendment No. 5 to Master Agreement to Lease dated	Incorporated by reference
	December 27, 2005, effective January 1, 2007.	to Exhibit 10.2 to Form 10-K
dated March 10, 2006

10.3	Advisory, Administrative Services and Facilities Agreement	Incorporated by reference
	between National Health Investors, Inc. and Management Advisory	to Exhibit 10.3 to Form 10-K
	Source, LLC dated November 1, 2004	dated March 10, 2006

10.4	1997 Stock Option Plan	Incorporated by reference
to the 1997 Proxy Statement as
filed

10.5	2005 Stock Option Plan	Incorporated by reference
to Exhibit 4.10 to the Company’s
registration statement on Form S-8
filed August 4, 2005.

10.6	Excepted Holder Agreement – W. Andrew Adams	Incorporated by reference
to Exhibit 10.6 to Form 10-K
dated February 24, 2009

10.7	Form of Excepted Holder Agreements –	Incorporated by reference
	Parties other than W. Andrew Adams	to Exhibit 10.7 to Form 10-K
dated February 24, 2009

10.8	Consulting Agreement with W. Andrew Adams	Incorporated by reference
to Exhibit 10.8 to Form 10-K
dated February 24, 2009

13	Financial Statement Schedules	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section	Filed Herewith
1350 by Chief Executive Officer and
Principal Accounting Officer