Form 10-Q
period 2009-03-31
NATIONAL HEALTH INVESTORS INC
filed 2009-05-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009	Commission file number 001-10822

NATIONAL HEALTH INVESTORS, INC.
(Exact name of registrant as specified in its Charter)

Maryland	62-1470956
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Yes No X

There were 27,583,100 shares of common stock outstanding of the registrant as of April 30, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008

	(unaudited)
Assets
Real estate properties:
Land	$26,310	$26,310
Buildings and improvements	284,596	284,596
	310,906	310,906
Less accumulated depreciation	(131,525)	(129,574)
Real estate properties, net	179,381	181,332
Mortgage notes receivable, net	102,694	108,640
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	104,935	100,242
Marketable securities	21,689	26,594
Accounts receivable, net	2,670	1,734
Assets held for sale, net	-	200
Deferred costs and other assets	193	232
Total Assets	$449,694	$457,106

Liabilities and Stockholders’ Equity
Bonds payable	$2,762	$3,987
Accounts payable and accrued expenses	4,193	4,359
Dividends payable	15,169	19,030
Deferred income	110	115
Total Liabilities	22,234	27,491

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,580,319
shares, issued and outstanding	276	276
Capital in excess of par value	459,536	458,911
Cumulative net income	851,431	836,382
Cumulative dividends	(891,911)	(876,742)
Unrealized gains on marketable securities	8,128	10,788
Total Stockholders’ Equity	427,460	429,615
Total Liabilities and Stockholders’ Equity	$449,694	$457,106

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2008 is taken from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008

	(unaudited)
Revenues:
Rental income	$14,029	$12,962
Mortgage interest income	1,913	2,397
	15,942	15,359
Expenses:
Interest	37	105
Depreciation	1,951	2,007
Amortization of loan costs	4	4
Legal expense	450	134
Franchise, excise, and other taxes	275	223
General and administrative	1,589	1,446
Loan and realty losses (recoveries)	(640)	-
	3,666	3,919
Income before non-operating income	12,276	11,440
Non-operating income (investment interest and other)	2,814	1,978
Income from continuing operations	15,090	13,418
Discontinued operations
Loss from operations - discontinued	(41)	(19)
Net income	$15,049	$13,399

Weighted average common shares outstanding:
Basic	27,574,544	27,730,686
Diluted	27,582,228	27,786,425
Earnings per common share:
Basic:
Income from continuing operations	$.55	$.48
Discontinued operations	-	-
Net income per common share	$.55	.48
Diluted:
Income from continuing operations	$.55	$.48
Discontinued operations	-	-
Net income per common share	$.55	$.48

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008

	(unaudited)
Cash flows from operating activities:
Net income	$15,049	$13,399
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,951	2,025
Provision for loan and realty losses (recoveries)	(640)	-
Impairment of real estate assets in discontinued operations	25	-
Realized loss on sale of marketable securities	24	169
Gain on payoff of notes receivable	(437)	-
Amortization of loan costs	4	4
Amortization of deferred income	(7)	(6)
Share-based compensation	625	386
Change in operating assets and liabilities:
Accounts receivable	(936)	134
Deferred costs and other assets	37	(241)
Accounts payable and accrued expenses	(166)	246
Net cash provided by operating activities	15,529	16,116

Cash flows from investing activities:
Collection of mortgage and other notes receivable	7,023	28,104
Disposition of property and equipment	175	-
Acquisitions of marketable securities	(184)	(54)
Sales of marketable securities	2,405	9,570
Net cash provided by investing activities	9,419	37,620

Cash flows from financing activities:
Principal payments on debt	(1,225)	(681)
Dividends paid to stockholders	(19,030)	(37,466)
Net cash used in financing activities	(20,255)	(38,147)

Increase in cash and cash equivalents	4,693	15,589
Cash and cash equivalents, beginning of period	100,242	75,356
Cash and cash equivalents, end of period	$104,935	$90,945

Supplemental Information:
Interest payments on bonds and notes payable	$40	$122

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

						Unrealized
			Capital in			Gains	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders’
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity
Balances at December 31, 2008	27,580,319	$ 276	$ 458,911	$ 836,382	$ (876,742)	$ 10,788	$ 429,615
Comprehensive income:
Net income	-	-	-	15,049	-	-	15,049
Comprehensive income:
Unrealized holding loss arising during period	-	-	-	-	-	(2,660)	(2,660)
Less: reclassification adjustment for loss included
in net income	-	-	-	-	-	-	-
Net loss recognized in other comprehensive income	-	-	-	-	-	(2,660)	(2,660)
Total comprehensive income	-	-	-	-	-	-	12,389
Share-based compensation	-	-	625	-	-	-	625
Cash Dividends:
Dividends to common stockholders, $.55 per share	-	-	-	-	(15,169)	-	(15,169)

Balances at March 31, 2009 (unaudited)	27,580,319	$ 276	$ 459,536	$ 851,431	$ (891,911)	$ 8,128	$ 427,460

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., believe that the unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the consolidated financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company") in all material respects.  The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date.  We assume that users of these financial statements have read or have access to the audited December 31, 2008 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures contained in our most recent annual report on Form 10-K for the year ended December 31, 2008 have been omitted.  This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings.  For a better understanding of National Health Investors, Inc. and its condensed consolidated financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission which is available at our web site: www.nhinvestors.com.

Discontinued Operations and Assets Held for Sale - In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for facilities meeting the accounting criteria as being sold or held for sale have been reported in the current and prior periods as discontinued operations in the Condensed Consolidated Statements of Income.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.  Long-lived assets classified as held for sale are reported separately in the Consolidated Balance Sheet.

Federal Income Taxes - We intend at all times to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our REIT taxable income to our stockholders and meet other requirements to continue to qualify as a REIT.  Accordingly, no provision for federal income taxes has been made in the consolidated financial statements.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

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

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — “Effective Date of FASB Statement No. 157”), which delayed the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157  for non-financial assets and liabilities did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”).  This standard amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” and FASB Statement No. 128, “Earnings Per Share.”  A noncontrolling interest is defined in SFAS 160 as a portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The standard states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We currently have no investments with non-controlling interests.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), which changes the accounting for business combinations including the following: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring cost accruals, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

NOTE 3.  REAL ESTATE

At March 31, 2009, we had investments in 72 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the three months ended March 31, 2009, our rental income recognized was $14,029,000, of which $9,101,000 (65%) was recognized from NHC consisting of base rent of $8,425,000, percentage rent for 2008 of $541,000 and percentage rent for  2009 of $135,000 (the base year for the percentage rent calculation having been 2007).  For the three months ended March 31, 2008, our rental income was $12,962,000, of which $8,425,000 (65%) was recognized from NHC consisting of base rent only.  The 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.

In January 2009, we received final payment and recognized non-operating income of $642,000 related to the settlement of a terminated lease for one of our former Texas facilities that was sold to a third-party operator.

NOTE 4.  MORTGAGE NOTES RECEIVABLE

At March 31, 2009, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 49 health care properties.  Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner.

On May 4, 2007, we exercised our right to call NHC’s participation (approximately 22%) with us in a mortgage loan with Care Foundation of America, Inc. (“CFA”) in exchange for the payment in cash of $6,255,000 which represented NHC’s portion of the principal and interest outstanding on the loan.  At December 31, 2008, the remaining principal balance and carrying value of the loan was $22,936,000.  As disclosed in Note 8, CFA has filed a Chapter 11 bankruptcy petition and has initiated an adversary proceeding complaint against us.  The principal balance and carrying value of the loan at March 31, 2009 is unchanged.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  Under an Agreed

Order by the bankruptcy court, NHI will be entitled to receive interest payments during the period of the Chapter 11 proceedings at an annual interest rate of 9.5% on the unpaid principal balance beginning January 1, 2009.  On April 13, 2009, we received payment and will recognize interest income of $548,000 in that period.

Allgood Healthcare, Inc. (“Allgood”) – We previously provided mortgage financing to the purchasers of five Georgia nursing homes originally owned by Allgood, a former customer, which filed for bankruptcy in January 2003.  We received payment in full on one note from a borrower in December 2006, at which time we recorded a recovery of amounts previously written down of $2,073,000.  In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a second nursing home and recorded a recovery of amounts previously written down of $640,000 and a gain on payoff of the note of $437,000 which is reported in non-operating income in the Condensed Consolidated Statements of Income.

NOTE 5.  INVESTMENTS IN MARKETABLE SECURITIES

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

Marketable securities consist of the following (in thousands):

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common and preferred stock of other REITs	$6,647	$15,015	$6,463	$17,293
NHC convertible preferred stock	1,389	1,149	1,390	1,348
Enhanced cash funds	5,525	5,525	7,953	7,953
	$13,561	$21,689	$15,806	$26,594

Gross unrealized gains and losses related to available-for-sale securities are as follows (in thousands):

	March 31, 2009	December 31, 2008
Gross unrealized gains	$8,474	$10,919
Gross unrealized losses	(346)	(131)
	$8,128	$10,788

During the three months ended March 31, 2009 and 2008, we recognized $380,000 and $611,000, respectively, of dividend and interest income from our marketable securities and is included in non-operating income in the Condensed Consolidated Statements of Income.

On December 10, 2007, we were notified by Bank of America that its largest, privately-placed, enhanced cash fund called the Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007 and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 to a separate investment management account (“IMA”) and cash redemptions of principal totaling $4,665,000.  As of December 31, 2007, realized losses on the distribution and redemption of securities and cash amounted to $236,000 and were charged to operations.

A decline in the market value of an available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to operations and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to a reporting date and forecasted performance of the investment.

For the year ended December 31, 2008, we received cash distributions of principal from the Fund and IMA totaling $23,031,000.  In 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $2,065,000 and additional realized losses were $410,000, both of which were charged to operations.  From December 31, 2008 through March 31, 2009, we received cash distributions of principal from the Fund and IMA totaling $2,404,000.  Net realized losses were $24,000 and were charged to operations.  At March 31, 2009, the fair market value of our investment in the Fund was estimated to be $2,849,000 and the fair market value of our investment in the separate IMA was estimated to be $2,676,000 for an aggregate  total of $5,525,000 and a revised cost basis of the same amount.

NOTE 6.  FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At March 31, 2009 and December 31, 2008, there were no material differences between the carrying amounts and fair values of our financial instruments.

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

The Company's adoption of SFAS 157 did not have an impact on our financial position or results of operations.  The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Effective January 1, 2008, the Company adopted SFAS 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stock of other REITs	$15,015	$15,015	$—	$—
NHC convertible preferred stock	1,149	1,149	—	—
Enhanced cash funds	5,525	—	—	5,525

Total Marketable Securities	$21,689	$16,164	$—	$5,525

Common and Preferred Stock – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

Enhanced Cash Funds – The fair values of our enhanced cash funds, which are comprised of our investments in the Columbia Fund and a separate IMA, were determined by third-party pricing vendors using certain significant inputs (e.g. yield curves, spreads, prepayments and volatilities) that are unobservable.  These securities are valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity.

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the three month period ended March 31, 2009 (in thousands):

	Fair Value Beginning of Period	Realized Gains and (Losses)	Purchases, Issuances And Settlements	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Period
Description
Columbia Strategic Cash Fund	$ 4,000	$ 36	$ (1,187)	$ 2,849	$ —
Investment Management Account	3,953	(60)	(1,217)	2,676	—

Total Enhanced Cash Funds	$ 7,953	$ (24)	$ (2,404)	$ 5,525	$ —

Gains and losses (realized and unrealized) are included in earnings for the three months ended March 31, 2009 and are reported as non-operating revenues in the Condensed Consolidated Statements of Income.

NOTE 7.  BONDS PAYABLE

On February 10, 2009, we paid off in full first mortgage revenue bonds having a balance of $1,225,000.  At March 31, 2009, we had first mortgage revenue bonds payable totaling $2,762,000 collateralized by deeds-of-trust on two nursing facilities.  The bonds bear interest at variable rates (1.5% to 3.0% at March 31, 2009) with maturities from 2009 to 2014.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

At March 31, 2009, we had no pending commitments to fund health care real estate projects.  We currently have sufficient liquidity to finance new investments and to repay borrowings at or prior to maturity.

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

The health care facilities in which we have investments of loans or leases are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the health care facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the health care facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position, results of operations and cash flows.

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

NOTE 9.  STOCK-BASED COMPENSATION

We adopted FASB Statement No. 123R, “Share Based Payment” (“SFAS 123R”), as of January 1, 2006, using the modified prospective method for all stock options granted on or prior to December 31, 2005 that were outstanding as of that date.  Under this transition method, compensation cost is recognized for the unvested portion of stock option grants outstanding at December 31, 2005 over the remaining requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS 123 for pro-forma disclosure purposes.  We recognize stock-based compensation for all stock options granted after the adoption of SFAS 123R over the requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model.

The 2005 and 1997 Share-Based Compensation Plans

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

In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of March 31, 2009, 1,078,967 shares are available for future grants under this plan.  The individual restricted stock and option grant awards vest over periods up to five years.  The term of the options outstanding under the 2005 Plan varies up to five years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of March

31, 2009, no shares are available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Under SFAS 123(R), compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $625,000 for the three months ended March 31, 2009, consisting of $17,000 for restricted stock and $608,000 for stock options, as compared to $386,000 for the three months ended March 31, 2008, consisting of $356,000 for restricted stock and $30,000 for stock options.  At March 31, 2009, we had $379,000 of unrecognized compensation cost related to unvested restricted shares issued and unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2009 - $219,000; 2010 - $133,000; 2011 - $26,000; and 2012 - $1,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the three months ended March 31, 2009 and 2008:

	2009	2008
Options outstanding, January 1	159,668	326,000
Options granted under 2005 Plan	275,000	50,000
Options exercised under 1997 Plan	—	(75,000)
Options forfeited under 1997 Plan	—	(15,000)
Outstanding March 31,	434,668	286,000

Exercisable March 31,	313,581	187,000

The following table summarizes our restricted stock activity for the three months ended March 31, 2009 and 2008:

	2009	2008
Non-vested at December 31,	7,025	48,700
Restricted shares granted under 2005 plan	—	25,000
Vested during the period	(1,250)	(11,500)
Non-vested at March 31,	5,775	62,200

NOTE 10.  EARNINGS PER SHARE

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2009	2008

Income from continuing operations	$15,090	$13,418
Discontinued operations	(41)	(19)

Net income available to common stockholders	$15,049	$13,399

BASIC:
Weighted average common shares outstanding	27,574,544	27,730,686

Income from continuing operations per common share	$.55	$.48
Discontinued operations per common share	-	-
Net income per common share	$.55	$.48

DILUTED:
Weighted average common shares outstanding	27,574,544	27,730,686
Stock options	5,012	34,788
Restricted shares	2,672	20,951
Average dilutive common shares outstanding	27,582,228	27,786,425

Income from continuing operations per common share	$.55	$.48
Discontinued operations per common share	-	-
Net income per common share	$.55	$.48

Incremental shares excluded since anti-dilutive:
Stock options	28,118	6,555

In accordance with SFAS No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per common share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

NOTE 11.  NON-OPERATING INCOME

Non-operating income is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2009	2008

Dividends	$1,166	$1,186
Interest income	412	1,000
Realized loss on sale of marketable securities	(24)	(169)
Gain on payoff of mortgage note receivable	437	—
Income on settlement of terminated lease	642	—
Other revenue (expense)	181	(39)
Total non-operating income	$2,814	$1,978

NOTE 12.  DISCONTINUED OPERATIONS

We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in accordance with SFAS 144.  In March 2009, we completed the sale of a closed facility in Emporia, Kansas for net cash proceeds of $175,000.  The facility was classified as held for sale at December 31, 2008.  In February 2009, we recorded an impairment charge of $25,000 to reduce its carrying value, less the cost to sell the facility.

Loss from discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Revenues:	$—	$—
Expenses:
Depreciation	—	(18)
General and administrative	(16)	(1)
Impairment of real estate assets	(25)	—
	$(41)	$(19)

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

<

•

the impact or implementation of the Board’s analysis of strategic alternatives;

•

the Company’s ability to identify acceptable investments to utilize the significant cash balance from early loan repayments;

•

the effect of potential or unknown environmental problems on any of the real property that NHI owns;

•

the competitive environment in which we operate.

See the notes to the annual financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2008, and “Business” and “Risk Factors” under Item 1 and Item 1A therein, for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

NHI, a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care industry.  As of March 31, 2009, we had ownership interests in real estate, mortgage investments, preferred stock and marketable securities resulting in total invested assets of $341,896,000.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.  These investments include long-term care facilities, acute care hospitals, medical office buildings, retirement centers, assisted living facilities and residential projects for the developmentally disabled.  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.  At March 31, 2009, we had no outstanding bank lines of credit or convertible debt instruments.

Appointment of President and Chief Operating Officer

Justin Hutchens was appointed as the President and Chief Operating Officer of NHI on February 25, 2009.  Prior to joining NHI, he held both regional and national management positions with long-term care and assisted living operating companies.  Mr. Hutchens has national operating experience as the Senior Vice-President & COO of Summerville Senior Living in 2003 until the Summerville merger with Emeritus Senior Living (NYSE:ESC) in 2007 at which time he was appointed the Executive Vice-President & COO role of Emeritus.  He received a B.S. degree in Human Services from the University of Northern Colorado.  Mr. Hutchens undertook his graduate studies in Management at Regis University.  He completed an Executive Management Program studying Measurement and Control of Organizational Performance at the University of Michigan.  Mr. Hutchens has formerly served as the chair of both the Operational Excellence Advisory Committee and COO Roundtable for the Assisted Living Federation of America (ALFA).

Portfolio

At March 31, 2009, we had investments in real estate and mortgage notes receivable in 121 health care properties located in 17 states consisting of 81 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 14 assisted living facilities, 4 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $102,694,000 aggregate carrying value amount of loans to 14 borrowers and $179,352,000 of net real estate investments with 16 lessees.

Of the 72 health care properties leased to operators, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the three months ended March 31, 2009, our rental income recognized was $14,029,000 of which $9,101,000 (65%) was recognized from NHC consisting of base rent of $8,425,000, percentage rent for 2008 of $541,000 and percentage rent for  2009 of $135,000 (the base year for the percentage rent calculation having been 2007).  For the three months ended March 31, 2008, our rental income was $12,962,000 of which $8,425,000 (65%) was recognized from NHC consisting of base rent only.  The 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.

Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 20% of our total real estate portfolio on March 31, 2009, based on the net book value (carrying amount) of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income for the year ended December 31, 2008 from NHC was $33,700,000 or approximately 58.9% of our net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, state survey results and other relevant information.

At March 31, 2009, 32.5% of the total invested assets of the health care facilities were operated by publicly-traded operators, 58.1% by regional operators, and 9.4% by small operators.

The following tables summarize our real estate (excluding corporate office) and mortgage portfolio as of March 31, 2009:

Portfolio Statistics		Investment
	Properties	Percentage	Investment
Real Estate Properties	72	63.6%	$179,352,000
Mortgages and Notes Receivable	49	36.4%	102,694,000
Total Portfolio	121	100.0%	$282,046,000

Real Estate Properties	Properties	Beds	Investment
Long Term Care Centers	49	6,788	$100,962,000
Assisted Living Facilities	14	1,141	55,693,000
Medical Office Buildings	4	124,427 sq. ft.	9,038,000
Independent Living Facilities	4	456	7,442,000
Hospitals	1	55	6,217,000
Total Real Estate Properties	72		179,352,000
Mortgage Notes Receivable
Long Term Care Centers	32	3,581	98,999,000
Developmentally Disabled	17	108	3,695,000
Total Mortgage Notes Receivable	49		102,694,000
Total Portfolio	121		$282,046,000

		Investment
Summary of Facilities by Type	Properties	Percentage	Investment
Long Term Care Centers	81	71.0%	$199,961,000
Assisted Living Facilities	14	19.7%	55,693,000
Medical Office Buildings	4	3.2%	9,038,000
Independent Living Facilities	4	2.6%	7,442,000
Hospitals	1	2.2%	6,217,000
Developmentally Disabled	17	1.3%	3,695,000
Total Real Estate Portfolio	121	100.0%	$282,046,000

		Investment
Portfolio by Operator Type:	Properties	Percentage	Investment
Public	65	32.5%	$91,644,000
Regional	48	58.1%	163,856,000
Small	8	9.4%	26,546,000
Total Real Estate Portfolio	121	100.0%	$282,046,000

		Investment
Public Operators		Percentage	Investment
National HealthCare Corp.		20.0%	$56,223,000
Community Health Systems, Inc.		4.3%	12,202,000
Sunrise Senior Living, Inc.		4.1%	11,650,000
Sun Healthcare Group, Inc.		2.8%	7,874,000
Res-Care, Inc.		1.3%	3,695,000
Total Public Operators		32.5%	$91,644,000

Operators who operate more than 3% of our total real estate investments are as follows: NHC, THI of Baltimore, Inc., Sunrise Senior Living, Inc., Health Services Management, Inc., Community Health Systems, Inc., ElderTrust of Florida, Inc., RGL Development, LLC, Senior Living Management Corporation, LLC, American HealthCare, LLC, and SeniorTrust of Florida, Inc.

As of March 31, 2009, the average effective quarterly rental income was $1,507 per bed for long-term care centers, $1,766 per bed for assisted living facilities, $858 per bed for independent living facilities, $12,770 per bed for hospitals and $4 per square foot for medical office buildings.

We invest a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At March 31, 2009, our investments in common and preferred shares of publicly-held REITs were $53,147,000 and our investments in other available-for-sale marketable securities were $6,674,000.  Refer to Notes 7 and 8 of our condensed consolidated financial statements for further information.

Areas of Focus

We anticipate making new investments in 2009 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our equity.  New investments in real estate and mortgage notes may be funded by our liquid investments and, if needed, by external financing.  We intend to make new investments that meet our risk criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

We have focused on lowering our debt for the past five years.  Our debt to equity ratio on March 31, 2009, was 0.65%, the lowest level in our history.  Our liquidity is also strong with cash and marketable securities of $126,624,000.

Real Estate and Mortgage Write-downs (Recoveries)

Our borrowers and tenants experience periods of significant financial pressures and difficulties similar to other health care providers.  Governments at both the federal and state levels have enacted legislation to lower or at least slow the growth in payments to health care providers.  Furthermore, the costs of professional liability insurance have continued to increase significantly.

Since the inception of the Company, a number of our real estate property operators and mortgage loan borrowers have experienced bankruptcy.  Others have surrendered properties to us in lieu of foreclosure or have failed to make timely payments on their obligations to us.

In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a Georgia nursing home and recorded a recovery of amounts previously written down of $640,000 and a gain on payoff of the note of $437,000.

We believe that the carrying amounts of our real estate properties are recoverable and notes receivable are realizable (including those identified as impaired or non-performing) and are supported by the value of the underlying collateral.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Security Writedowns and Recoveries

On December 10, 2007, we were notified by Bank of America that its largest, privately-placed, enhanced cash fund called Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007 and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 to a separate investment management account (“IMA”) and cash redemptions of principal totaling $4,665,000.  As of December 31, 2007, realized losses on the distribution and redemption of securities and cash amounted to $236,000 and were charged to operations.

A decline in the market value of an available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to operations and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to a reporting date and forecasted performance of the investment.

For the year ended December 31, 2008, we received cash distributions of principal from the Fund and IMA totaling $23,031,000.  In 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $2,065,000 and additional realized losses were $410,000, both of which were charged to operations.  From December 31, 2008 through March 31, 2009, we received cash distributions of principal from the Fund and IMA totaling $2,405,000.  Net realized losses from sales of securities were $24,000 and were charged to operations.  At March 31, 2009, the fair market value of our investment in the Fund was estimated to be

$2,849,000 and the fair market value of our investment in the separate IMA was estimated to be $2,676,000 for an aggregate  total of $5,525,000 and a revised cost basis of the same amount.

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

Litigation Involving Significant Borrower

At March 31, 2009, we had a non-performing mortgage note receivable from Care Foundation of America (“CFA”) with a principal balance of $22,936,000.  As disclosed in Note 8 to the condensed consolidated financial statements, CFA has filed a Chapter 11 bankruptcy petition and has initiated an adversary proceeding complaint against us.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  Under an Agreed Order by the bankruptcy court, NHI will be entitled to receive interest payments during the period of the Chapter 11 proceedings at an annual interest rate of 9.5% on the unpaid principal balance beginning January 1, 2009.  On April 13, 2009, we received payment and will recognize interest income of $548,000 in that period.  NHI adamantly denies CFA’s claims and intends to vigorously defend against CFA’s complaint.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

In accordance with SFAS 144, the results of operations for facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

Net income for the three months ended March 31, 2009, was $15,049,000 versus $13,399,000 for the same period in 2008, an increase of $1,650,000 or 12.3%.  Basic and diluted earnings per common share related to income from continuing operations in 2009 were $.55 per share versus $.48 per share in 2008.  The components that comprise net income are described below.

Total revenues for the three months ended March 31, 2009, were $15,942,000 versus $15,359,000 in 2008, an increase of  $583,000  or 3.8%.  Rental income increased $1,067,000 or 8.2% from the same period in 2008 due to (1) the recognition of percentage rent income from NHC for 2008 of $541,000; (2) the recognition of $135,000 in percentage rent for the first quarter of 2009 (the base year for the percentage rent calculation having been 2007), and (3) new or extended lease agreements for our properties.

Mortgage interest income decreased $484,000 to $1,913,000 or 20.2% from the same period in 2008.  In accordance with our revenue recognition policy concerning non-performing loans, we did not recognize $548,000 in interest income on the CFA mortgage note receivable until the interest was paid in April 2009.

Total expenses for the three months ended March 31, 2009, were $3,666,000 versus $3,919,000 for the same period in 2008, a decrease of $253,000 or 6.5%.  Recoveries of previous loan writedowns of $640,000, related to a loan payoff on one of the former Allgood nursing facilities in Georgia, are reported as a decrease in expenses.  Interest expense decreased to $37,000 in 2009 compared to $105,000 for the same period in 2008 due to lower debt principal balances, including the payment in full in February 2009 of $1,225,000 of mortgage revenue bonds.

Non-Operating Income –

Non-operating income for the three months ended March 31, 2009, was $2,814,000 versus $1,978,000 for the same period in 2008, an increase of $836,000 or 42.3%.  In 2009, we (1) received in cash and recognized income of $642,000 on the settlement of a terminated lease of one of our former Texas facilities which was sold to a third-party operator, and (2) received in cash and recognized a gain of $437,000 on the payoff of a mortgage note receivable from the former Allgood nursing facility in Georgia.  Interest income on our cash and cash equivalents for 2009 was $412,000 versus $1,000,000 for the same period in 2008, a 58.8% decrease due to lower interest rates earned on bank deposits.  At March 31, 2009, we had cash and cash equivalents of $104,935,000 in highly-liquid investments at interest rates of up to 2%.  We invest funds on a short-term basis with banks until we can identify longer-term investments in our core business.

Discontinued Operations –

We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in accordance with SFAS 144.  In March 2009, we completed the sale of a closed facility in Emporia, Kansas for net proceeds of $175,000.  The facility was classified as held for sale at December 31, 2008.  In February 2009, we recorded an impairment charge of $25,000 to reduce its carrying value, less the cost to sell the facility.

The loss from discontinued operations for the three months ended March 31, 2009 and 2008 was ($41,000) and ($19,000), respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent and interest receipts, principal payments on notes receivable and proceeds from the sales of real property.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property acquisitions and general and administrative expenses.  These sources and uses of cash are reflected in our condensed Consolidated Statements of Cash Flows and are discussed in further detail below.

The following is a summary of our sources and uses of cash flows (in thousands):

Three months ended March 31,	2009	2008	Change	%
Cash and cash equivalents at beginning of period	$100,242	$75,356	$24,886	33.0%
Cash provided by operating activities	15,529	16,116	(587)	-3.6%
Cash provided by investing activities	9,419	37,620	(28,201)	-75.0%
Cash used in financing activities	(20,255)	(38,147)	17,892	-46.9%
Cash and cash equivalents at end of period	$104,935	$90,945	$13,990	15.4%

Separate reporting of cash flows from discontinued operations in the consolidated statement of cash flows is not required under Statement of Financial Accounting Standard No. 95 “Statement of Cash Flows”.  Cash flows used in discontinued operations in 2009 were $41,000.

Operating Activities – Cash provided by operating activities in 2009 consisted of net income of $15,049,000, depreciation of $1,951,000, share-based compensation of $625,000, impairment charges on real estate of $25,000 and realized losses on sales of marketable securities of $24,000.  Cash used in operating activities was working capital changes of $1,068,000 due primarily to the timing of collections of receivables, the payments of accounts payable and a decrease in deferred costs and other assets.  Adjustments to cash flows provided by operating activities include gains on settlement of notes receivable and recoveries of previous writedowns of $1,077,000.

Net cash provided by operating activities in 2008 consists of net income of $13,399,000, depreciation of $2,025,000, share-based compensation of $386,000, realized losses on sales of marketable securities of $169,000, and working capital changes of $139,000.

Investing Activities – Net cash provided by investing activities was $9,419,000 in 2009 versus $37,620,000 in 2008, a decrease of 75.0% due to significantly higher collections in 2008 from note payoffs and note down payments.  Collections and prepayments on mortgages and other notes receivable in 2009 were $7,023,000.  Collections and prepayments on mortgages and other notes receivable in 2008 were $28,104,000 and consisted of (1) collection of $7,050,000 related to the payoff of a note receivable from NHC, (2) down payments received of $19,100,000 from the sale and financing of foreclosure properties in Massachusetts, New Hampshire, Kansas and Missouri, and (3) routine collections of $1,954,000.  Purchases and sales of marketable securities pertain to our transactions in an enhanced cash fund.

Financing Activities - Net cash used in financing activities was $20,255,000 in 2009 versus $38,147,000 in 2008.  Principal payments on debt were $1,225,000 and $681,000, respectively.  Dividends paid to stockholders were $19,030,000 and $37,466,000, respectively.  In 2009, dividends paid to stockholders included a special dividend of $.14 per common share compared to a special dividend of $.85 per common share paid in the same period in 2008.

Liquidity

At March 31, 2009, our liquidity was strong, with cash and highly-liquid marketable securities of $121,099,000 which is exclusive of $5,525,000 in an enhanced cash fund and in a separate IMA containing positions in most of the same underlying securities (discussed below).  Cash proceeds from loan payoffs and the recovery of previous writedowns have been distributed as dividends to stockholders, used to retire our indebtedness and accumulated in bank deposits for the purpose of making new mortgage loan and real estate investments.  At March 31, 2009, we had a low level of remaining debt of  $2,762,000 and it is serviced through our normal operations.  Our debt to equity ratio has declined to 0.65%, the lowest level in our history.

Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) continues to increase from our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.  Our investment at March 31, 2009 in the enhanced cash fund and separate IMA totaling $5,525,000 is not expected to have an affect on our ability to timely meet our obligations, to pay dividends to stockholders, or make prudent real estate investments when available (see Note 5 to the condensed consolidated financial statements).

We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2009 and thereafter.  We previously declared a quarterly dividend of $.55 per common share for stockholders of record March 31, 2009, payable on May 8, 2009.

Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2008 fourth quarter dividend was $.55 per common share, plus a special dividend of $.14 per common share, and both were paid on January 31, 2009.

Contractual Obligations and Contingent Liabilities

As of March 31, 2009, our contractual payment obligations and contingent liabilities were as follows (in thousands):

					After
	Total	Year 1	Years 2-3	Years 4-5	5 Years
Debt principal	$2,762	$642	$1,370	$490	$260
Debt interest (a)	145	62	60	19	4
Employment and consulting agreements	300	300	-	-	-
	$3,207	$1,004	$1,430	$509	$264

(a) For variable rate debt, future interest commitments were calculated using interest rates existing at March 31, 2009.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At March 31, 2009, we did not participate in any such financial instruments.

Commitments

At March 31, 2009 we had no pending commitments to fund health care real estate projects.  We currently have sufficient liquidity to finance new investments and to repay borrowings at or prior to maturity.

Funds From Operations

Our basic and diluted funds from operations (“FFO”) for the three months ended March 31, 2009, was $16,978,000 compared to $15,325,000 for the same period in 2008, an increase of 10.8%.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations (in thousands, except share and per share amounts):

	Three months ended March 31,
	2009	2008
Net income	$15,049	$13,399
Elimination of non-cash items in net income:
Real estate depreciation – continuing operations	1,929	1,908
Real estate depreciation – discontinued operations	-	18
Basic and diluted funds from operations	$16,978	$15,325

Basic funds from operations per common share	$.62	$.55
Diluted funds from operations per common share	$.62	$.55

Shares for basic funds from operations per common share	27,574,544	27,730,686
Shares for diluted funds from operations per common share	27,582,228	27,786,425

Impact of Inflation

Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing our operations.  Our revenues are generated primarily from long-term investments.  Inflation has remained relatively low during recent periods.  There can be no assurance that future Medicare, Medicaid or private pay rate increases will be sufficient to offset future inflation increases.  Certain of our leases require increases in rental income based upon increases in the revenues of the tenants.

New Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for the impact of new accounting standards.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less.  Most of our mortgage and other notes receivable bear interest at fixed interest rates.  Our investment in preferred stock, at cost, represents an investment in the preferred stock of another REIT and yields dividends at a fixed rate of 8.5%.  As a result of the short-term nature of our cash instruments and because the interest rates on our investments in notes receivable and preferred stock, respectively, are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

As of March 31, 2009, $2,762,000 of our debt bears interest at variable rates.  A hypothetical 10% increase or decrease in interest rates would decrease or increase, respectively, our future earnings and cash flows related to these debt instruments by $14,500.

We do not use derivative instruments to hedge interest rate risks.  The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities of $21,689,000 at March 31, 2009 as available-for-sale securities.  We concluded in 2008 that the decline in the market value of our investment in the Fund and separate IMA is an other-than-temporary impairment which was charged to operations.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $2,169,000 change in the fair value of our investments in marketable securities.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2009.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

We mistakenly reported in a previously filed Form 10-K and proxy statement that Mr. Hutchens had received an M.S. degree in 1998. Mr. Hutchens undertook his graduate studies in Management at Regis University from 1996 to 1998 and finished the MSM program coursework, but his thesis was deferred and incomplete and therefore a degree was not granted. We have corrected this information and updated our disclosure. See Item II. under “Appointment of President and Chief Operating Officer”.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to CFA, a newly-formed Tennessee nonprofit corporation for $32.7 million, with NHI financing 100% of the purchase price and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the balance of $22,936,000 due December 31, 2008.  As disclosed in Note 8 of the notes to the condensed consolidated financial statements, NHI received notice that on December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case.  CFA’s complaint alleges that NHI exercised total dominion and control over CFA until sometime in 2008, that NHI caused CFA to enter into the purchase and refinancing transactions, that NHI breached its fiduciary duty to CFA in connection with these transactions, and that these transactions were not fair to CFA and constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  As part of its complaint, CFA seeks a declaratory judgment and asserts claims for breach of fiduciary duty, fraud, conversion, and unjust enrichment.  CFA claims it has sustained compensatory and punitive damages in excess of $25 million.  NHI adamantly denies CFA’s claims and intends to vigorously defend against CFA’s complaint.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

NHI has also been served with a Civil Investigative Demand by the Office of the Tennessee Attorney General, which has indicated it is investigating transactions between NHI and three separate Tennessee nonprofit corporations, including CFA.  At this time, NHI does not know whether the Tennessee Attorney General’s office will commence proceedings or, if so, what relief will be sought.

Item 1A.

Risk Factors.

During the quarter ended March 31, 2009, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held on May 1, 2009, and its shareholders voted on the following matters:

(a)

Robert T. Webb was re-elected to serve as a Director for another 3-year term to expire 2012 by the following vote:

	Votes in Favor	Votes Against or Withheld	Non-Votes
Robert T. Webb	22,928,382	2,528,555	2,123,382

(b)

The shareholders ratified an amendment to the Articles of Incorporation of the Company to modify the limitations on ownership to ensure the preservation of the Company’s status as a real estate investment trust and as otherwise described in the proxy statement by the following vote:

	Votes in Favor	Votes Against or Withheld	Non-Votes
To modify limitations on ownership	19,004,924	6,452,012	2,123,383

(c)

The shareholders ratified an amendment to the Company's 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan to adjust the grant date for the automatic grant of options to non-employee directors to the third business day after the Company releases earnings for the prior year by the following vote:

	Votes in Favor	Votes Against or Withheld	Non-Votes
To adjust automatic stock option grant date	18,440,637	686,956	8,452,726

(d)

The shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009 by the following vote:

	Votes in Favor	Votes Against or Withheld	Non-Votes
To ratify BDO Seidman, LLP	25,332,299	124,635	2,123,385

The following are the names of each other Director whose term of office as a Director continued after the meeting: W. Andrew Adams, Robert A. McCabe, Jr. and Ted H. Welch.

Item 5.

Other Information.  None

Item 6.

 Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Amended and Restated Consulting Agreement entered into on the 25th day of February, 2009 between National Health Investors, Inc. and W. Andrew Adams

10.2	Employment Agreement effective February 25, 2009 by and between National Health Investors, Inc. and Justin Hutchens

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: May 1, 2009	/s/ W. Andrew Adams
W. Andrew Adams
Chairman, Board of Directors and
Chief Executive Officer

Date: May 1, 2009	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Accounting Officer)