Form 10-Q
period 2009-06-30
NATIONAL HEALTH INVESTORS INC
filed 2009-08-07
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 001-10822

National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland	62-1470956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Robert Rose Drive, Murfreesboro, Tennessee	37129
(Address of principal executive offices)	(Zip Code)

(615) 890-9100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                          Yes [ x ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes [    ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

There were 27,589,382 shares of common stock outstanding of the registrant as of July 31, 2009.

Page

Part I. Financial Information

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

25

Item 4. Controls and Procedures.

25

Part II. Other Information

Item 1. Legal Proceedings.

27

Item 1A. Risk Factors.

27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

27

Item 3. Defaults Upon Senior Securities.

27

Item 4. Submission of Matters to a Vote of Security Holders.

27

Item 5. Other Information.

27

Item 6. Exhibits.

28

Signatures

29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008

	(unaudited)
Assets
Real estate properties:
Land	$27,477	$26,310
Buildings and improvements	323,945	284,596
	351,422	310,906
Less accumulated depreciation	(133,466)	(129,574)
Real estate properties, net	217,956	181,332
Mortgage notes receivable, net	105,745	108,640
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	65,254	100,242
Marketable securities	23,726	26,594
Accounts receivable, net	2,062	1,734
Assets held for sale, net	-	200
Deferred costs and other assets	348	232
Total Assets	$453,223	$457,106

Liabilities and Stockholders’ Equity
Bonds payable	$2,762	$3,987
Accounts payable and accrued expenses	4,152	4,359
Dividends payable	15,171	19,030
Deferred income	661	115
Total Liabilities	22,746	27,491

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,583,100 and
27,580,319 shares, issued and outstanding, respectively	276	276
Capital in excess of par value	459,612	458,911
Cumulative net income	866,846	836,382
Cumulative dividends	(907,082)	(876,742)
Unrealized gains on marketable securities	10,825	10,788
Total Stockholders’ Equity	430,477	429,615
Total Liabilities and Stockholders’ Equity	$453,223	$457,106

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2008 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues:
Rental income	$13,487	$13,835	$27,516	$26,797
Mortgage interest income	2,590	2,417	4,503	4,814
	16,077	16,252	32,019	31,611
Expenses:
Interest	24	80	62	185
Depreciation	1,942	2,004	3,892	4,011
Amortization of loan costs	4	4	8	8
Legal expense	485	597	936	731
Franchise, excise, and other taxes	139	194	414	417
General and administrative	1,257	341	2,845	1,788
Loan and realty losses (recoveries)	-	-	(640)	-
	3,851	3,220	7,517	7,140
Income before non-operating income	12,226	13,032	24,502	24,471
Non-operating income (investment interest and other)	1,700	1,785	3,872	3,763
Income from continuing operations	13,926	14,817	28,374	28,234
Discontinued operations
Income (loss) from operations - discontinued	1,489	(24)	2,090	(42)
Net income	$15,415	$14,793	$30,464	$28,192

Weighted average common shares outstanding:
Basic	27,578,000	27,753,051	27,576,272	27,741,868
Diluted	27,592,050	27,777,291	27,587,139	27,781,858
Earnings per common share:
Basic:
Income from continuing operations	$.50	$.53	$1.03	$1.02
Discontinued operations	.05	-	.07	-
Net income per common share	$.55	$.53	$1.10	$1.02
Diluted:
Income from continuing operations	$.50	$.53	$1.03	$1.01
Discontinued operations	.05	-	.07	-
Net income per common share	$.55	$.53	$1.10	$1.01

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2009	2008

	(unaudited)
Cash flows from operating activities:
Net income	$30,464	$28,192
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,892	4,047
Impairment of real estate assets in discontinued operations	25	-
Provision for loan and realty losses (recoveries)	(640)	-
Gain on payoff of note receivable	(437)	-
Realized (gain) loss on sale of marketable securities	(117)	264
Deferred income	555	-
Amortization of deferred income	(7)	(12)
Share-based compensation	701	(61)
Change in operating assets and liabilities:
Accounts receivable	(328)	276
Deferred costs and other assets	(116)	(213)
Accounts payable and other accrued expenses	(1,207)	(622)
Net cash provided by operating activities	32,785	31,871

Cash flows from investing activities:
Investment in mortgage note receivable	(3,901)	-
Collection of mortgage notes receivable	4,895	29,928
Prepayment of mortgage notes receivable	2,978	-
Acquisition of property and equipment	(39,516)	(3)
Proceeds from disposition of property and equipment	175	-
Acquisitions of marketable securities	(274)	(56)
Sales of marketable securities	3,294	14,100
Net cash (used in) provided by investing activities	(32,349)	43,969

Cash flows from financing activities:
Principal payments on debt	(1,225)	(1,655)
Stock options exercised	-	245
Dividends paid to stockholders	(34,199)	(54,976)
Net cash (used in) financing activities	(35,424)	(56,386)

(Decrease) Increase in cash and cash equivalents	(34,988)	19,454
Cash and cash equivalents, beginning of period	100,242	75,356
Cash and cash equivalents, end of period	$65,254	$94,810

Supplemental Information:
Interest payments on bonds and notes payable	$63	$213

Non-cash investing transactions:
Real estate purchase guarantee	$1,000	$-
Discount on mortgage note receivable purchased	$1,132	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

						Unrealized
			Capital in			Gains (Losses)	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders’
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity
Balances at December 31, 2008	27,580,319	$276	$458,911	$836,382	$(876,742)	$10,788	$429,615
Comprehensive income:
Net income	-	-	-	30,464	-	-	30,464
Comprehensive income:
Unrealized holding gain arising during period	-	-	-	-	-	37	37
Net gain recognized in other comprehensive income	-	-	-	-	-	37	37
Total comprehensive income	-	-	-	-	-	-	30,501
Stock options exercised	2,781	-	-	-	-	-	-
Share-based compensation	-	-	701	-	-	-	701
Cash dividends to common stockholders, $1.10 per share	-	-	-	-	(30,340)	-	(30,340)

Balances at June 30, 2009 (unaudited)	27,583,100	$276	$459,612	$866,846	$(907,082)	$10,825	$430,477

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., believe that the unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of National Health Investors, Inc. ("NHI" or the "Company") in all material respects.  We have evaluated all subsequent events through August 7, 2009, the date the financial statements were issued.  The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date.  We assume that users of these financial statements have read or have access to the audited December 31, 2008 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures contained in our most recent annual report on Form 10-K for the year ended December 31, 2008 have been omitted.  This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings.  For a better understanding of National Health Investors, Inc. and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission which is available at our web site: www.nhinvestors.com.

Discontinued Operations and Assets Held for Sale - In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for facilities meeting the accounting criteria as being sold or held for sale are reported in the current and prior periods as discontinued operations in the Condensed Consolidated Statements of Income.  Long-lived assets classified as held for sale are reported separately in the Condensed Consolidated Balance Sheet.

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

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, recognition of commitment fees, estimated useful lives used to compute depreciation expense, recognition of straight-line lease income and stock-based compensation.

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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“the GAAP hierarchy”).  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS 162 to achieve that result.  SFAS 162 was effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of SFAS 162 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In April 2009, FASB issued FSP FAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes to summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  Effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, the disclosure requirements of this FSP were adopted in the Form 10-Q and had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 had no impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”) which requires disclosure of the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“FASB Accounting Standards CodificationTM”).  FASB Accounting Standards CodificationTM will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  FASB Accounting Standards CodificationTM organized all existing GAAP pronouncements into various accounting topics using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  FASB Accounting Standards CodificationTM will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on our financial statements since all future references to authoritative accounting literature will be references in accordance with FASB Accounting Standards CodificationTM.

NOTE 3.  REAL ESTATE

At June 30, 2009, we had investments in 75 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the six months ended June 30, 2009, rental income was $27,516,000, of which $17,661,000 (64%) was recognized from NHC consisting of base rent of $16,850,000 and percentage rent for 2008 of $541,000 and percentage rent for 2009 of $270,000 (the base year for the percentage rent calculation having been 2007).  For the six months ended June 30, 2008, our rental income was $26,797,000, of which $16,850,000 (63%) was recognized from NHC consisting of base rent only.  The 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed by NHC.

In June 2009, we purchased and leased back three skilled nursing facilities in Texas from affiliates of Legend Healthcare, LLC, (“Legend”) a privately owned company and one of our current lease customers.  We also agreed to purchase and lease back a fourth facility in August 2009.  The total purchase price of the four facilities was $55,550,000 of which $39,750,000 was funded in June 2009, including $1,000,000 retained as a purchase guarantee until the fourth facility is purchased.  The four facilities are being leased to Legend for a term of 15 years at an initial lease rate of 10% plus an annual rent escalator.  Legend has the option to purchase the facilities after 7 years at appraised value, with NHI sharing equally with Legend in the appraised value of the facilities in excess of $60,000,000.

NOTE 4.  MORTGAGE NOTES RECEIVABLE

At June 30, 2009, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 50 health care properties.  Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner.

Care Foundation of America, Inc. (“CFA”) – On May 4, 2007, we exercised our right to call NHC’s participation (approximately 22%) with us in a mortgage loan with CFA in exchange for the payment in cash of $6,255,000 which represented NHC’s portion of the principal and interest outstanding on the loan.  At December 31, 2008, the remaining principal balance and carrying value of the loan was $22,936,000.  As disclosed in Note 8, CFA has filed a Chapter 11 bankruptcy petition and has initiated an adversary proceeding complaint against us.  The principal balance and carrying value of the loan at June 30, 2009 is unchanged.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  Under an Agreed Order by the bankruptcy court, NHI is entitled to receive interest payments during the period of the Chapter 11 proceedings at an annual interest rate of 9.5% on the unpaid principal balance at January 1, 2009.  For the six months ended June 30, 2009, we have received payment and recognized interest income of $922,000 from CFA.

Allgood Healthcare, Inc. (“Allgood”) – We previously provided mortgage financing to the purchasers of five Georgia nursing homes originally owned by Allgood, a former customer, which filed for bankruptcy in January 2003.  We received payment in full on one note from a borrower in December 2006, at which time we recorded a recovery of amounts previously written down of $2,073,000.  In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a second nursing home and recorded a recovery of amounts previously written down of $640,000 and a gain on payoff of the note of $437,000 which is reported in non-operating income in the Condensed Consolidated Statements of Income.  We continue to hold mortgages on the three remaining facilities at a carrying value of $6,436,000.

In June 2009, we purchased a discounted first mortgage note for $3,901,000 secured by a 70-bed assisted living facility in Minnesota.  The note has an interest rate of 7.47% and matures February 2018.  The note discount is amortized and recognized as an adjustment to interest income over the remaining term of the note using a method that approximates the effective interest method.  The average annual yield on the note if held to maturity is approximately 12%.

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

Marketable securities consist of the following (in thousands):

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common and preferred stock of other REITs	$6,735	$17,592	$6,463	$17,293
NHC convertible preferred stock	1,389	1,194	1,390	1,348
Enhanced cash funds	4,777	4,940	7,953	7,953
	$12,901	$23,726	$15,806	$26,594

Gross unrealized gains and losses related to available-for-sale securities are as follows (in thousands):

	June 30, 2009	December 31, 2008
Gross unrealized gains	$11,113	$10,919
Gross unrealized losses	(288)	(131)
	$10,825	$10,788

During the six months ended June 30, 2009 and 2008, we recognized $746,000 and $1,139,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in non-operating income in the Condensed Consolidated Statements of Income.

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

For the year ended December 31, 2008, we received cash distributions of principal from the Fund and IMA totaling $23,031,000.  In 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $2,065,000 and additional realized losses were $410,000, both of which were charged to operations.  From December 31, 2008 through June 30, 2009, we received cash distributions of principal from the Fund and IMA totaling $3,293,000.  Net realized gains for the same period were $117,000 and were recognized as non-operating income.  At June 30, 2009, the fair market value of our investment in the Fund was estimated to be $2,624,000 and the fair market value of our investment in the separate IMA was estimated to be $2,316,000 for an aggregate total of $4,940,000 and a revised cost basis of $4,777,000.

NOTE 6.  FAIR VALUE MEASUREMENTS

Our financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments.  The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At June 30, 2009 and December 31, 2008, there were no material differences between the carrying amounts and fair values of our financial instruments.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stock of other REITs	$17,592	$17,592	$-	$-
NHC convertible preferred stock	1,194	1,194	-	-
Enhanced cash funds	4,940	-	-	4,940

Total Marketable Securities	$23,726	$18,786	$-	$4,940

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

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the six month period ended June 30, 2009 (in thousands):

	Fair Value Beginning of Period	Realized Gains and (Losses)	Purchases, Issuances And Settlements	Unrealized Gains and (Losses)	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Period
Description
Columbia Fund	$4,000	$66	$(1,587)	$145	$2,624	$-
IMA	3,953	51	(1,706)	18	2,316	-

Total Enhanced Cash Funds	$7,953	$117	$(3,293)	$163	$4,940	$-

Realized gains and losses are included in earnings for the six months ended June 30, 2009 and are reported as non-operating revenues in the Condensed Consolidated Statements of Income.

NOTE 7.  BONDS PAYABLE

On February 10, 2009, we paid off first mortgage revenue bonds having a balance of $1,225,000.  At June 30, 2009, we had two first mortgage revenue bonds payable totaling $2,762,000 collateralized by deeds-of-trust on our nursing facilities in Virginia and Arizona.  The bonds bear interest at variable rates (2.8% at June 30, 2009) with maturities from 2009 to 2014.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

As described in Note 3, at June 30, 2009 we were committed to fund the purchase of a $15.8 million long-term care facility from an affiliate of Legend Healthcare, LLC in Texas.  We completed the purchase in August 2009.  We currently have sufficient liquidity to finance new investments and to repay borrowings at or prior to maturity.

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

On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) for $32.7 million, with NHI financing 100% of the purchase price, and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the balance of $22,936,000 due December 31, 2008.  NHI received notice that on December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case.  CFA’s complaint alleges that NHI exercised total dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleges that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  As part of its complaint, CFA seeks a declaratory judgment and asserts claims for breach of fiduciary duty, fraud, conversion, and unjust enrichment.  CFA claims that it has sustained compensatory and punitive damages in excess of $25 million.  NHI adamantly denies CFA’s claims and is vigorously defending against CFA’s complaint.  NHI has filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office and also granted NHI’s motion to strike CFA’s jury demand.  The case is set for a bench trial in December 2009.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

NHI has also been served with a Civil Investigative Demand by the Office of the Tennessee Attorney General, which has indicated it is investigating transactions between NHI and three separate Tennessee nonprofit corporations, including CFA. At this time, NHI does not know whether the Tennessee Attorney General’s office will commence any legal proceedings apart from intervening in CFA’s pending adversary proceeding or, if so, what relief will be sought.

NOTE 9.  SHARE-BASED COMPENSATION

We recognize share-based compensation for all stock options granted over the requisite service period using the fair value for these grants as estimated at the date of grant using the Black-Scholes pricing model.

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

In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of June 30, 2009, 1,078,967 shares were available for future grants under this plan.  The individual restricted stock and option grant awards vest over periods up to five years.  The term of the options outstanding under the 2005 Plan varies up to five years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of June 30, 2009, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $701,000 for the six months ended June 30, 2009, consisting of $29,000 for restricted stock and $672,000 for stock options, as compared to ($61,000) for the six months ended June 30, 2008, consisting of ($183,000) for restricted stock and $122,000 for stock options.  At June 30, 2009, we had $308,000 of unrecognized compensation cost related to unvested restricted shares issued and unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2009 - $147,000; 2010 - $134,000; 2011 - $26,000; and 2012 - $1,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the six months ended June 30, 2009 and 2008:

	2009	2008
Options outstanding, January 1,	159,668	326,000
Options granted under 1997 Plan	-	14,450
Options granted under 2005 Plan	275,000	80,550
Options exercised under 1997 Plan	(15,000)	(90,000)
Options exercised under 2005 Plan	-	(40,665)
Options forfeited under 1997 Plan	-	(14,450)
Options forfeited under 2005 Plan	-	(46,217)
Options outstanding, June 30,	419,668	229,668

Exercisable June 30,	302,249	190,000

The following table summarizes our restricted stock activity for the six months ended June 30, 2009 and 2008:

	2009	2008
Non-vested at December 31,	7,025	48,700
Restricted shares granted under 2005 plan	-	25,000
Vested during the period	(1,925)	(12,175)
Restricted shares forfeited under the 2005 plan	-	(54,500)
Non-vested at June 30,	5,100	7,025

NOTE 10.  NON-OPERATING INCOME

Non-operating income is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Dividends	$1,173	$1,167	$2,339	$2,354
Interest income	380	707	792	1,707
Realized gain (loss) on sale of marketable securities	141	(95)	117	(264)
Gain on payoff of mortgage note receivable	-	-	437	-
Other revenue (expense)	6	6	187	(34)
Total non-operating income	$1,700	$1,785	$3,872	$3,763

NOTE 11.  DISCONTINUED OPERATIONS

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

Gain (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:	$1,494	$-	$2,136	$-
Expenses:
Depreciation	-	(18)	-	(36)
General and administrative	(5)	(6)	(21)	(6)
Impairment of real estate assets	-	-	(25)	-
	$1,489	$(24)	$2,090	$(42)

In January 2009, we received final payment of $642,000 related to the settlement of a terminated lease for one of our former Texas facilities that was sold in 2005 to a third-party operator.

In June 2009, we recognized for financial and tax purposes $1,494,000 of deferred credits which existed at the date of sale of a nursing home in Washington in 2004.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we were legally released from any potential liability settlements.

NOTE 12.  EARNINGS PER SHARE

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Income from continuing operations	$13,926	$14,817	$28,374	$28,234
Discontinued operations	1,489	(24)	2,090	(42)

Net income available to common stockholders	$15,415	$14,793	$30,464	$28,192

BASIC:
Weighted average common shares outstanding	27,578,000	27,753,051	27,576,272	27,741,868

Income from continuing operations per common share	$.50	$.53	$1.03	$1.02
Discontinued operations per common share	.05	-	.07	-
Net income per common share	$.55	$.53	$1.10	$1.02

DILUTED:
Weighted average common shares outstanding	27,578,000	27,753,051	27,576,272	27,741,868
Stock options	11,384	22,013	8,198	28,401
Restricted shares	2,666	2,227	2,669	11,589
Average dilutive common shares outstanding	27,592,050	27,777,291	27,587,139	27,781,858

Income from continuing operations per common share	$.50	$.53	$1.03	$1.01
Discontinued operations per common share	.05	-	.07	-
Net income per common share	$.55	$.53	$1.10	$1.01

Incremental shares excluded since anti-dilutive:
Stock options	21,088	6,008	21,786	5,994

In accordance with SFAS No. 128, “Earnings per Share”, the above incremental shares were excluded from the computation of diluted earnings per common share, since inclusion of these incremental shares in the calculation would have been anti-dilutive.

NOTE 13.  SUBSEQUENT EVENTS

In July 2009, we received payment in full of a mortgage note receivable of $6,519,000 due from Osceola Health Care, Ltd. (“Osceola”), a Florida Limited Partnership and intend to recognize income of $654,000 on the payment of past-due interest.  At June 30, 2009, the balance of the mortgage due from Osceola was $6,519,000.  For the six months ended June 30, 2009, we recognized $344,000 in mortgage interest revenue which represents 7.6% of total mortgage interest revenue for the period.

As described in Note 3, at June 30, 2009 we were committed to fund the purchase of a $15.8 million long-term care facility from an affiliate of Legend Healthcare, LLC in Texas.  We completed the purchase in August 2009.

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

Executive Overview

NHI, a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care industry.  As of June 30, 2009, we had ownership interests in real estate, mortgage investments, preferred stock and marketable securities resulting in total invested assets of approximately $384,769,000.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.  These investments include long-term care facilities, acute care hospitals, medical office buildings, retirement centers, assisted living facilities and residential projects for the developmentally disabled.  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.  At June 30, 2009, we had no outstanding bank lines of credit or convertible debt instruments.

Portfolio

At June 30, 2009, we had investments in real estate and mortgage notes receivable in 125 health care properties located in 18 states consisting of 84 long-term care facilities, 1 acute care hospital, 4 medical office buildings, 15 assisted living facilities, 4 retirement centers and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $217,166,000 of net real estate investments with 16 lessees and $105,745,000 aggregate carrying value of loans to 15 borrowers.

Of the 75 health care properties leased to operators, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the six months ended June 30, 2009, rental income was $27,516,000 of which $17,661,000 (64%) was recognized from NHC consisting of base rent of $16,850,000, percentage rent for 2008 of $541,000 and percentage rent for 2009 of $270,000 (the base year for the percentage rent calculation having been 2007).  For the six months ended June 30, 2008, rental income was $26,797,000 of which $16,850,000 (63%) was recognized from NHC consisting of base rent only.  The 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.

Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 17% of our total portfolio on June 30, 2009, based on the net book value (carrying amount) of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income for the year ended December 31, 2008 from NHC was $33,700,000 or approximately 58.9% of our net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, and other relevant information.

At June 30, 2009, 27.9% of the total invested assets of the health care facilities were operated by publicly-traded operators, 62.7% by regional operators, and 9.4% by small operators.

The following tables summarize our investments in real estate (excluding corporate office) and mortgage notes receivable as of :

Portfolio Statistics		Investment
	Properties	Percentage	Investment
Real Estate Properties	75	67.3%	$217,166,000
Mortgages and Notes Receivable	50	32.7%	105,745,000
Total Portfolio	125	100.0%	$322,911,000

Real Estate Properties	Properties	Beds	Investment
Long Term Care Centers	52	7,158	$139,450,000
Assisted Living Facilities	14	1,141	55,280,000
Medical Office Buildings	4	124,427 sq. ft.	8,938,000
Independent Living Facilities	4	456	7,354,000
Hospitals	1	55	6,144,000
Total Real Estate Properties	75		217,166,000
Mortgage Notes Receivable
Long Term Care Centers	32	3,481	98,193,000
Assisted Living	1	70	3,911,000
Developmentally Disabled	17	108	3,641,000
Total Mortgage Notes Receivable	50		105,745,000
Total Portfolio	125		$322,911,000

		Investment
Summary of Facilities by Type	Properties	Percentage	Investment
Long Term Care Centers	84	73.6%	$237,643,000
Assisted Living Facilities	15	18.3%	59,191,000
Medical Office Buildings	4	2.8%	8,938,000
Independent Living Facilities	4	2.3%	7,354,000
Hospitals	1	1.9%	6,144,000
Developmentally Disabled	17	1.1%	3,641,000
Total Real Estate Portfolio	125	100.0%	$322,911,000

		Investment
Portfolio by Operator Type:	Properties	Percentage	Investment
Public	65	27.9%	$90,356,000
Regional	51	62.7%	202,351,000
Small	9	9.4%	30,204,000
Total Real Estate Portfolio	125	100.0%	$322,911,000

		Investment
Public Operators		Percentage	Investment
National HealthCare Corp.		17.0%	$55,269,000
Community Health Systems, Inc.		3.8%	12,122,000
Sunrise Senior Living, Inc.		3.6%	11,520,000
Sun Healthcare Group, Inc.		2.4%	7,804,000
Res-Care, Inc.		1.1%	3,641,000
Total Public Operators		27.9%	$90,356,000

Operators who operate more than 3% of our total real estate investments are as follows: National HealthCare Corp., THI of Baltimore, Inc., ElderTrust of Florida, Inc., Health Services Management, Inc., SeniorTrust of Florida, Inc., RGL Development, LLC, American HealthCare, LLC, Sunrise Senior Living, Inc., Community Health Systems, Inc., Senior Living Management Corporation, LLC, and Legend Healthcare, LLC.

As of June 30, 2009, the average effective quarterly rental income was $1,344 per licensed bed for long-term care centers, $1,766 per licensed bed for assisted living facilities, $860 per unit for independent living facilities, $12,770 per bed for hospitals and $4 per square foot for medical office buildings.

We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At June 30, 2009, our investment in common and preferred shares of publicly-held REITs was $55,724,000 and our investment in other available-for-sale marketable securities was $6,134,000.  Refer to Notes 5 and 6 of our condensed consolidated financial statements for further information.

Areas of Focus

During the quarter ended June 30, 2009, we successfully executed two high-quality investments.

In June 2009, we purchased and leased back three skilled nursing facilities in Texas from affiliates of Legend Healthcare, LLC, (“Legend”) a privately owned company and one of our current lease customers.  We also agreed to purchase and lease back a fourth facility in August 2009.  The total purchase price of the four facilities was $55,550,000 of which $39,750,000 was funded in June 2009, including $1,000,000 retained as a purchase guarantee until the fourth facility is purchased.  The four facilities are being leased to Legend for a term of 15 years at an initial lease rate of 10%, or $5,555,000, plus an annual rent escalator.  Legend has the option to purchase the facilities after 7 years at appraised value, with NHI sharing equally with Legend in the appraised value of the facilities in excess of $60,000,000.

Also in June 2009, we purchased a discounted first mortgage note for $3,901,000 secured by a 70-bed assisted living facility in Minnesota.  The note has an interest rate of 7.47% and matures February 2018.  The note discount is amortized and recognized as an adjustment to interest income over the remaining term of the note using a method that approximates the effective interest method.  The average annual yield on the note if held to maturity is approximately 12%.

We are evaluating and will potentially make additional new investments during the last half of 2009 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our equity.  New investments in real estate and mortgage notes may be funded by our liquid investments and, if needed, by external financing.  We intend to make new investments that meet our risk criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

We have focused on lowering our debt for the past five years.  Our debt to equity ratio on June 30, 2009, was 0.64%, the lowest level in our history.  Our liquidity is also strong with cash and marketable securities of $88,980,000.

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

Security Write-downs (Recoveries)

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

For the year ended December 31, 2008, we received cash distributions of principal from the Fund and IMA totaling $23,031,000.  In 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $2,065,000 and additional realized losses were $410,000, both of which were charged to operations.  From December 31, 2008 through June 30, 2009, we received cash distributions of principal from the Fund and IMA totaling $3,293,000.  Net realized gains from sales of securities were $117,000 and were included in non-operating income.  At June 30, 2009, the fair market value of our investment in the Fund was estimated to be $2,624,000 and the fair market value of our investment in the separate IMA was estimated to be $2,316,000, for an aggregate total of $4,940,000 and a revised cost basis of $4,777,000.

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

Litigation Involving Significant Borrower

At June 30, 2009, we had a non-performing mortgage note receivable from Care Foundation of America (“CFA”) with a principal balance of $22,936,000.  As disclosed in Note 8 to the condensed consolidated financial statements, CFA has filed a Chapter 11 bankruptcy petition and has initiated an adversary proceeding complaint against us.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  Under an Agreed Order by the bankruptcy court, NHI will be entitled to receive interest payments during the period of the Chapter 11 proceedings at an annual interest rate of 9.5% on the unpaid principal balance beginning January 1, 2009.  As of June 30, 2009, we have received payment and recognized interest income of $922,000 from CFA.  NHI adamantly denies CFA’s claims and is vigorously defending against CFA’s complaint.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The results of operations for facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

Net income for the three months ended June 30, 2009, was $15,415,000 versus $14,793,000 for the same period in 2008, an increase of $622,000 or 4.2%.  Basic and diluted earnings per common share related to income from continuing operations in 2009 were $.50 per share versus $.53 per share in 2008.  The components that comprise net income are described below.

Total revenues for the three months ended June 30, 2009, were $16,077,000 versus $16,252,000 in 2008, a decrease of $175,000 or 1.1%.  Rental income decreased $348,000 or 2.5% from the same period in 2008 due primarily to the timing of past-due lease payments in 2008.  We expect rental income to increase during the last half of 2009 due to our new investments in real estate leased to affiliates of Legend Healthcare, LLC.

Mortgage interest income increased $173,000 to $2,590,000 or 7.2% from the same period in 2008.  The increase in our interest revenue is due primarily to the timing and recognition of interest payments on the CFA mortgage note receivable.  Otherwise, interest revenue would have declined $154,000 or 6.3%.  In accordance with our revenue recognition policy concerning non-performing loans, we did not recognize interest income on the CFA mortgage note receivable until the interest was received.  Unless we make investments in mortgage loans in the future, our interest income will decrease due to the normal amortization of the loans in place.

Total expenses for the three months ended June 30, 2009, were $3,851,000 versus $3,220,000 for the same period in 2008, an increase of $631,000 or 19.6%.  General and administrative expenses in 2008 were reduced by $552,000 related to the forfeiture of restricted stock by a retiring officer.  General and administrative expenses increased $364,000 in 2009 as a result of additions to our corporate management and staff.

Non-Operating Income –

Non-operating income for the three months ended June 30, 2009, was $1,700,000 versus $1,785,000 for the same period in 2008, a decrease of $85,000 or 4.8%.  The decrease in non-operating income is due primarily to a $327,000 decrease in interest revenue on our bank deposits, offset by an increase in realized gains on sales of marketable securities and individually immaterial items totaling $243,000.  At June 30, 2009, we had cash and cash equivalents of $65,254,000 in highly-liquid investments at interest rates of up to 2%.  We invest funds on a short-term basis with banks until we can identify longer-term investments in our core business.

Discontinued Operations –

We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations.  In June 2009, we recognized $1,494,000 of deferred credits which existed at the date of sale in 2004 of a nursing home facility in Washington.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we were legally released from any potential liability settlements.

The income (loss) from discontinued operations for the three months ended June 30, 2009 and 2008 was $1,489,000 and ($24,000), respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The results of operations for facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

Net income for the six months ended June 30, 2009, was $30,464,000 versus $28,192,000 for the same period in 2008, an increase of $2,272,000 or 8.1%.  Basic and diluted earnings per common share related to income from continuing operations in 2009 were each $1.05 per share versus $1.02 and $1.01 per share, respectively, in 2008.  The components that comprise net income are described below.

Total revenues for the six months ended June 30, 2009, were $32,019,000 versus $31,611,000 in 2008, an increase of $408,000 or 1.3%.  Rental income increased $719,000 or 2.7% from the same period in 2008 due to the recognition in 2009 of percentage rent income from NHC for 2008 of $541,000; percentage rent from NHC for 2009 of $270,000; and individually immaterial items reducing rent income by $92,000.  We expect rental income to increase during the last half of 2009 due to our new investments in real estate leased to affiliates of Legend Healthcare, LLC.

Mortgage interest income for the six months ended June 30, 2009 decreased $311,000 or 6.5% to $4,503,000 from the same period in 2008.  The decrease is due primarily to (1) recognizing $154,000 less interest revenue from CFA compared to the same period in 2008; and (2) the payoff in February 2009 of a mortgage receivable on a facility in Georgia.  In accordance with our revenue recognition policy concerning non-performing loans, we did not recognize interest income on the CFA mortgage note receivable until the interest was received.  Unless we make investments in mortgage loans in the future, our interest income will decrease due to the normal amortization of the loans in place.

Total expenses for the six months ended June 30, 2009, were $7,517,000 versus $7,140,000 for the same period in 2008, an increase of $377,000 or 5.3%.  The increase is due primarily to an increase in stock compensation expense of $762,000, increased legal expense of $205,000 related to the CFA litigation, and individually immaterial increases totaling $50,000.  Recoveries of previous loan writedowns of $640,000, related to a loan payoff on one of the former Allgood nursing facilities in Georgia, are reported as a decrease in expenses in 2009.

Non-Operating Income –

Non-operating income for the six months ended June 30, 2009, was $3,872,000 versus $3,763,000 for the same period in 2008, an increase of $109,000 or 2.9%.  In 2009, we (1) received in cash and recognized a gain of $437,000 on the payoff of a mortgage note receivable from a former Allgood facility in Georgia, and (2) received in cash and recognized gains on sales of marketable securities and other income of $304,000.  During the same period in 2008, we had realized losses on the sale of marketable securities and other expenses totaling $298,000.

Interest income on our cash and cash equivalents for 2009 was $792,000 versus $1,707,000 for the same period in 2008, a decrease of $915,000 or 53.6% due primarily to lower interest rates earned on bank deposits.

Discontinued Operations –

In January 2009, we received in cash and recognized income of $642,000 on the settlement of a terminated lease of one of our former Texas facilities which was sold in 2005 to a third-party operator.

In March 2009, we completed the sale of a closed facility in Emporia, Kansas for net proceeds of $175,000.  The facility was classified as held for sale at December 31, 2008.  In February 2009, we recorded an impairment charge of $25,000 to reduce its carrying value to expected proceeds, less the cost to sell the facility.

In June 2009, we recognized into income $1,494,000 of deferred credits which existed at the date of sale in 2004 of a nursing home facility in Washington.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we were legally released from any potential liability settlements.

The gain (loss) from discontinued operations for the six months ended June 30, 2009 and 2008 was $2,090,000 and ($42,000), respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent and interest payments, principal payments on notes receivable and proceeds from the sales of real property.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property acquisitions and general and administrative expenses.  These sources and uses of cash are reflected in our condensed Consolidated Statements of Cash Flows and are discussed in further detail below.

The following is a summary of our sources and uses of cash flows (in thousands):

	Six Months Ended
	June 30,
Six months ended June 30,	2009	2008	Change	%
Cash and cash equivalents at beginning of period	$100,242	$75,356	$24,886	33.0%
Cash provided by operating activities	32,785	31,871	914	2.9%
Cash (used in) provided by investing activities	(32,349)	43,969	(76,318)	-173.6%
Cash (used in) financing activities	(35,424)	(56,386)	20,962	37.2%
Cash and cash equivalents at end of period	$65,254	$94,810	$(29,556)	-31.2%

Cash flows used in discontinued operations in 2009 were $21,000.

Operating Activities – Cash provided by operating activities for the six months ended June 30, 2009 increased modestly compared to the same period during 2008 due primarily to an increase in amounts collected from tenants and lease commitment fees.

Investing Activities – Cash flows related to our investing activities for the six months ended June 30, 2009 changed significantly from the same period during 2008.  The most notable impact to our cash flows used in investing activities was the purchase of three facilities in June 2009 from Legend Healthcare, LLC with $38.8 million in cash.  Additionally, the change in investing cash flow was impacted by $19.1 million in down payments received during the six months ended June 30, 2008 related to our sale and financing of foreclosure properties located in Massachusetts, New Hampshire, Kansas, and Missouri.

Financing Activities - Cash flows used in financing activities decreased when compared to the same period in 2008 as a result of a special dividend of $.85 paid during 2008 and a “spillover” dividend of $.08 paid in 2008 to ensure distribution of 100% of 2007 taxable income.

Liquidity

At June 30, 2009, our liquidity was strong, with cash and highly-liquid marketable securities of $84,040,000 which is exclusive of $4,940,000 in an enhanced cash fund and in a separate IMA containing positions in most of the same underlying securities (discussed below).  Cash proceeds from loan payoffs and the recovery of previous writedowns have been distributed as dividends to stockholders, used to retire our indebtedness and accumulated in bank deposits for the purpose of making new mortgage loan and real estate investments.  At June 30, 2009, we had a low level of remaining debt of $2,762,000 and it is serviced through our normal operations.  Our debt to equity ratio has declined to 0.64%, the lowest level in our history.

Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.  Our investment at June 30, 2009 in the enhanced cash fund and separate IMA totaling $4,940,000 is not expected to have an effect on our ability to timely meet our obligations, to pay dividends to stockholders, or make prudent real estate investments when available (see Note 5 to the condensed consolidated financial statements).

We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2009 and thereafter.  During the first six months of 2009, we declared (1) a quarterly dividend of $.55 per common share for stockholders of record on March 31, 2009, payable on May 8, 2009; and (2) a quarterly dividend of $.55 per common share for stockholders of record on June 30, 2009, payable on August 10, 2009.

Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2008 fourth quarter dividend was $.55 per common share, plus a special dividend of $.14 per common share, and both were paid on January 31, 2009.

Contractual Obligations and Contingent Liabilities

As of June 30, 2009, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1	Years 2-3
Debt principal	$2,762	$1,362	$1,400
Debt interest (a)	117	78	39
Employment and consulting agreements	1,371	1,371	-
Purchase commitment	15,800	15,800	-
	$20,050	$18,611	$1,439

(a) For variable rate debt, future interest commitments were calculated using interest rates existing at June 30, 2009.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At June 30, 2009, we did not participate in any such financial instruments.

Commitments

At June 30, 2009, we were committed to fund the purchase of a $15.8 million long-term care facility from an affiliate of Legend Healthcare, LLC in Texas.  We completed the purchase in August 2009.  We currently have sufficient liquidity to finance new investments and to repay borrowings at or prior to maturity.

Funds From Operations

Our basic and diluted funds from operations (“FFO”) for the six months ended June 30, 2009, was $34,304,000 compared to $32,041,000 for the same period in 2008, an increase of 7.1%.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations (in thousands, except share and per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$15,415	$14,793	$30,464	$28,192
Elimination of certain non-cash items in net income:
Real estate depreciation – continuing operations	1,911	1,910	3,840	3,823
Real estate depreciation – discontinued operations	-	13	-	26
Basic and diluted funds from operations	$17,326	$16,716	$34,304	$32,041

Basic funds from operations per common share	$.63	$.60	$1.24	$1.15
Diluted funds from operations per common share	$.63	$.60	$1.24	$1.15

Shares for basic funds from operations per common share	27,578,000	27,753,051	27,576,272	27,741,868
Shares for diluted funds from operations per common share	27,592,050	27,777,291	27,587,139	27,781,858

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less.  Our mortgage notes receivable bear interest at fixed interest rates.  Our investment in preferred stock, at cost, represents an investment in the preferred stock of another REIT and yields dividends at a fixed rate of 8.5%.  As a result of the short-term nature of our cash instruments and because the interest rates on our investments in notes receivable and preferred stock, respectively, are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

As of June 30, 2009, $2,762,000 of our debt bears interest at variable rates.  A hypothetical 10% increase or decrease in interest rates would decrease or increase, respectively, our future earnings and cash flows related to these debt instruments by $11,700.

We do not use derivative instruments to hedge interest rate risks.  The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities of $23,726,000 at June 30, 2009 as available-for-sale securities.  We concluded in 2008 that the decline in the market value of our investment in the Fund and separate IMA is an other-than-temporary impairment which was charged to operations.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity in accordance with SFAS 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $2,372,600 change in the fair value of our investments in marketable securities.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2009.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. During the second quarter, we implemented a sub-certification process for certain employees in order to further enhance the disclosure controls of the Company.  Other than as just described, there were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) for $32.7 million, with NHI financing 100% of the purchase price, and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the balance of $22,936,000 due December 31, 2008.  NHI received notice that on December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case.  CFA’s complaint alleges that NHI exercised total dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleges that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  As part of its complaint, CFA seeks a declaratory judgment and asserts claims for breach of fiduciary duty, fraud, conversion, and unjust enrichment.  CFA claims that it has sustained compensatory and punitive damages in excess of $25 million.  NHI adamantly denies CFA’s claims and is vigorously defending against CFA’s complaint.  NHI has filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office and also granted NHI’s motion to strike CFA’s jury demand.  The case is set for a bench trial in December 2009.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

NHI has also been served with a Civil Investigative Demand by the Office of the Tennessee Attorney General, which has indicated it is investigating transactions between NHI and three separate Tennessee nonprofit corporations, including CFA.  At this time, NHI does not know whether the Tennessee Attorney General’s office will commence any legal proceedings apart from intervening in CFA’s pending adversary proceeding or, if so, what relief will be sought.

Item 1A.

Risk Factors.

During the quarter ended June 30, 2009, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to a Vote of Security Holders.

Incorporated by reference from the information in Item 4 in our quarterly report on Form 10-Q for the period ended March 31, 2009 and filed May 5, 2009.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: August 7, 2009	/s/ W. Andrew Adams
W. Andrew Adams
Chairman, Board of Directors and
Chief Executive Officer

Date: August 7, 2009	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Accounting Officer)