Form 10-Q
period 2009-09-30
NATIONAL HEALTH INVESTORS INC
filed 2009-11-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 27,598,367 shares of common stock outstanding of the registrant as of October 31, 2009.

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

27

Item 3. Defaults Upon Senior Securities.

27

Item 4. Submission of Matters to a Vote of Security Holders.

28

Item 5. Other Information.

28

Item 6. Exhibits.

28

Signatures

29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Real estate properties:
Land	$28,577	$26,310
Buildings and improvements	338,648	284,596
	367,225	310,906
Less accumulated depreciation	(135,783)	(129,574)
Real estate properties, net	231,442	181,332
Mortgage notes receivable, net	98,372	108,640
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	63,571	100,242
Marketable securities	22,960	26,594
Accounts receivable, net	1,862	1,734
Assets held for sale, net	-	200
Deferred costs and other assets	277	232
Total Assets	$456,616	$457,106

Liabilities and Stockholders' Equity
Bonds payable	$1,400	$3,987
Accounts payable and accrued expenses	3,517	4,359
Dividends payable	15,179	19,030
Deferred income	648	115
Total Liabilities	20,744	27,491

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 40,000,000 shares authorized; 27,598,367 and
27,580,319 shares issued and outstanding, respectively	276	276
Capital in excess of par value	459,766	458,911
Cumulative net income	884,320	836,382
Cumulative dividends	(922,261)	(876,742)
Unrealized gains on marketable securities	13,771	10,788
Total Stockholders' Equity	435,872	429,615
Total Liabilities and Stockholders' Equity	$456,616	$457,106

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2008 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues:
Rental income	$17,054	$13,220	$44,570	$40,017
Mortgage interest income	2,568	2,400	7,071	7,214
	19,622	15,620	51,641	47,231
Expenses:
Interest	15	62	77	247
Depreciation	2,317	1,925	6,210	5,936
Amortization of loan costs	3	3	9	11
Legal expense	337	310	1,272	1,041
Franchise, excise, and other taxes	135	108	549	525
General and administrative	1,194	453	4,040	2,241
Loan and realty losses (recoveries)	-	-	(640)	-
	4,001	2,861	11,517	10,001
Income before non-operating income	15,621	12,759	40,124	37,230
Non-operating income (investment interest and other)	1,856	701	5,728	4,464
Income from continuing operations	17,477	13,460	45,852	41,694
Discontinued operations
Income (loss) from operations - discontinued	(4)	2,491	2,086	2,449
Net income	$17,473	$15,951	$47,938	$44,143

Weighted average common shares outstanding:
Basic	27,589,161	27,767,394	27,580,568	27,750,377
Diluted	27,642,237	27,785,708	27,605,504	27,783,141
Earnings per common share:
Basic:
Income from continuing operations	$.63	$.48	$1.66	$1.50
Discontinued operations	-	.09	.08	.09
Net income per common share	$.63	$.57	$1.74	$1.59
Diluted:
Income from continuing operations	$.63	$.48	$1.66	$1.50
Discontinued operations	-	.09	.08	.09
Net income per common share	$.63	$.57	$1.74	$1.59

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income	$47,938	$44,143
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	6,210	5,991
Impairment of real estate assets in discontinued operations	25	1,600
Provision for loan and realty losses (recoveries)	(640)	-
Write-down of accounts receivable	305	-
Gain on payoff of note receivable	(437)	-
Impairment loss on marketable securities	-	1,000
Realized (gain) loss on sale of marketable securities	(459)	377
Deferred income	555	-
Amortization of deferred income	(23)	(17)
Share-based compensation	776	(27)
Change in operating assets and liabilities:
Accounts receivable	(433)	(758)
Deferred costs and other assets	(45)	(185)
Accounts payable and other accrued expenses	(842)	(3,536)
Net cash provided by operating activities	52,930	48,588

Cash flows from investing activities:
Investment in mortgage note receivable	(3,901)	-
Collection of mortgage notes receivable	5,749	31,720
Prepayment of mortgage notes receivable	9,497	-
Acquisition of real estate properties	(56,319)	(4,048)
Proceeds from disposition of real estate properties	175	-
Acquisition of marketable securities	(274)	(56)
Proceeds from sales of marketable securities	7,350	19,683
Net cash (used in) provided by investing activities	(37,723)	47,299

Cash flows from financing activities:
Principal payments on debt	(2,587)	(3,807)
Stock options exercised	79	245
Dividends paid to stockholders	(49,370)	(70,244)
Net cash (used in) financing activities	(51,878)	(73,806)

(Decrease) Increase in cash and cash equivalents	(36,671)	22,081
Cash and cash equivalents, beginning of period	100,242	75,356
Cash and cash equivalents, end of period	$63,571	$97,437

Supplemental Information:
Interest payments on bonds and notes payable	$75	$216

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

						Unrealized
			Capital in			Gains (Losses)	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders’
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity
Balances at December 31, 2008	27,580,319	$276	$458,911	$836,382	$(876,742)	$10,788	$429,615
Comprehensive income:
Net income	-	-	-	47,938	-	-	47,938
Comprehensive income:
Unrealized holding gain arising during period	-	-	-	-	-	2,983	2,983
Less: reclassification adjustment for gain included
in net income						-	-
Net gain recognized in other comprehensive income	-	-	-	-	-	2,983	2,983
Total comprehensive income	-	-	-	-	-	-	50,921
Stock options exercised	18,048	-	79	-	-	-	79
Share-based compensation	-	-	776	-	-	-	776
Cash dividends to common stockholders, $1.65 per share	-	-	-	-	(45,519)	-	(45,519)

Balances at September 30, 2009 (unaudited)	27,598,367	$276	$459,766	$884,320	$(922,261)	$13,771	$435,872

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., ("NHI" or the "Company") believe that the unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects.  We have evaluated all subsequent events through November 5, 2009, the date the financial statements were issued.  The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.  We assume that users of these financial statements have read or have access to the audited December 31, 2008 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2008 have been omitted.  This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings.  For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission which is available at our web site: www.nhinvestors.com.

Discontinued Operations and Assets Held for Sale - We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Condensed Consolidated Statements of Income.  Long-lived assets classified as held for sale are reported separately in the Condensed Consolidated Balance Sheet.

Federal Income Taxes - We intend at all times to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our REIT taxable income to our stockholders and meet other requirements to continue to qualify as a REIT.  Accordingly, no provision for federal income taxes has been made in the consolidated financial statements.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.  Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, recognition of commitment fees, estimated useful lives used to compute depreciation expense, recognition of straight-line lease income and stock-based compensation.  Our tax returns filed for years beginning in 2006 are subject to examination by taxing authorities.  We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of general and administrative expense.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.  This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”.  FASB Accounting Standards CodificationTM (ASC) is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  The ASC organized all existing GAAP pronouncements into various accounting topics using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  The ASC is effective for financial statements issued for reporting periods that end after September 15, 2009.  This had an impact on our financial statements since all references to authoritative accounting literature are references in accordance with the ASC.

NOTE 3.  REAL ESTATE

At September 30, 2009, we had investments in 76 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the nine months ended September 30, 2009, rental income was $44,570,000, of which $26,222,000 (59%) was recognized from NHC consisting of base rent of $25,275,000 and percentage rent for 2008 of $541,000 and percentage rent for 2009 of $406,000 (the base year for the percentage rent calculation having been 2007).  For the nine months ended September 30, 2008, our rental income was $40,017,000, of which $25,275,000 (63%) was recognized from NHC consisting of base rent only.  The 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed by NHC.

In June 2009, we purchased and leased back three skilled nursing facilities in Texas from affiliates of Legend Healthcare, LLC, (“Legend”) a privately owned company and one of our current lease customers.  We also purchased and leased back a fourth facility in August 2009.  The total purchase price of the four facilities was $55,550,000, of which $39,750,000 was funded in June 2009, including $1,000,000 retained as a purchase guarantee until the fourth facility was acquired.  The four facilities are being leased to Legend for a term of 15 years at an initial lease rate of 10% of our purchase price plus an annual rent escalator.  Legend has the option to purchase the facilities after 7 years at appraised value, with NHI sharing equally with Legend in the appraised value of the facilities in excess of $60,000,000.

In September 2009, we recognized lease income of $2,000,000 on the payment of past-due amounts from RGL Development, LLC, the lessee of 8 assisted living facilities.

NOTE 4.  MORTGAGE NOTES RECEIVABLE

At September 30, 2009, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 49 health care properties.  Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner.

Care Foundation of America, Inc. (“CFA”) – On May 4, 2007, we exercised our right to call NHC’s participation (approximately 22%) with us in a mortgage loan with CFA in exchange for the payment in cash of $6,255,000 which represented NHC’s portion of the principal and interest outstanding on the loan.  At December 31, 2008, the remaining principal balance and carrying value of the loan was $22,936,000.  As disclosed in Note 8, CFA has filed a Chapter 11 bankruptcy petition and has initiated an adversary proceeding complaint against us.  The principal balance and carrying value of the loan at September 30, 2009 is unchanged.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  Under an Agreed Order by the bankruptcy court, NHI is entitled to receive interest payments during the period of the Chapter 11 proceedings at an annual interest rate of 9.5% on the unpaid principal balance at January 1, 2009.  During 2009, we have received payment and recognized interest income of $1,288,000 from CFA, of which $365,000 was recognized during the three months ended September 30, 2009.

Allgood Healthcare, Inc. (“Allgood”) – We previously provided mortgage financing to the purchasers of five Georgia nursing homes originally owned by Allgood, a former customer, which filed for bankruptcy in January 2003.  We received payment in full on one note from a borrower in December 2006, at which time we recorded a recovery of amounts previously written down of $2,073,000.  In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a second nursing home and recorded a recovery of amounts previously written down of $640,000 and a gain on payoff of the note of $437,000 which is reported in non-operating income in the Condensed Consolidated Statements of Income.  We continue to hold mortgages on the three remaining facilities at a carrying value of $6,329,000.

In June 2009, we purchased a first mortgage note at a discount for $3,901,000 secured by a 70-bed assisted living facility in Minnesota.  The note has an interest rate of 7.47% and matures February 2018.  The note discount is amortized and recognized as an adjustment to interest income over the remaining term of the note using a method that approximates the effective interest method.  The average annual yield on the note if held to maturity is approximately 12%.

In July 2009, we received payment in full of a mortgage note receivable of $6,519,000 due from Osceola Health Care, Ltd. (“Osceola”), a Florida Limited Partnership and recognized income of $654,000 on the payment of past-due interest.  For the nine months ended September 30, 2009, we recognized $1,000,000 in mortgage interest revenue on this note which represents 14.2% of total mortgage interest revenue for the period.

NOTE 5.  INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common and preferred stock of other REITs	$6,735	$20,683	$6,463	$17,293
NHC convertible preferred stock	1,390	1,153	1,390	1,348
Enhanced cash funds	1,064	1,124	7,953	7,953
	$9,189	$22,960	$15,806	$26,594

Gross unrealized gains and losses related to available-for-sale securities are as follows (in thousands):

		September 30,		December 31,
		2009		2008
Gross unrealized gains		$14,095		$10,919
Gross unrealized losses		(324)		(131)
		$13,771		$10,788

Our investment in NHC convertible preferred stock has been in an unrealized loss position for at least twelve months immediately preceding September 30, 2009.  We have evaluated the severity and duration of the impairment of this security by considering the strong financial condition of NHC and have concluded based on our ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value that NHC’s preferred stock is not other-than-temporarily impaired.

During the nine months ended September 30, 2009 and 2008, we recognized $1,109,000 and $1,611,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in non-operating income in the Condensed Consolidated Statements of Income.

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

In 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $2,065,000 and additional realized losses were $410,000, both of which were charged to operations.  In 2008, we received cash distributions of principal from the Fund and IMA totaling $23,031,000.  From December 31, 2008 through September 30, 2009, we received cash distributions of principal from the Fund (which was fully liquidated during the period) and the IMA totaling $7,347,000.

Net realized gains for the same period were $459,000 and were recognized as non-operating income.  At September 30, 2009, the fair market value of our investment in the IMA was estimated to be $1,124,000 with a revised cost basis of $1,064,000.

NOTE 6.  FAIR VALUE MEASUREMENTS

Our financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments.  The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At September 30, 2009 and December 31, 2008, there were no material differences between the carrying amounts and fair values of our financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy is required to prioritize the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Entities have the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$20,683	$20,683	$-	$-
NHC convertible preferred stock	1,153	1,153	-	-
Enhanced cash fund	1,124	-	-	1,124

Total Marketable Securities	$22,960	$21,836	$-	$1,124

Common and Preferred Stocks – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

Enhanced Cash Funds – The fair value of our enhanced cash fund, which is comprised of our investment in the IMA, was determined by third-party pricing vendors using certain significant inputs (e.g. yield curves, spreads, prepayments and volatilities) that are unobservable.  This security is valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity.

The following table presents a reconciliation of Level 3 assets measured at fair value on a recurring basis for the nine month period ended September 30, 2009 (in thousands):

						Total Period Losses
						Included in Earnings
		Realized	Purchases,			Attributable to the
	Fair Value	Gains	Issuances	Unrealized	Fair Value	Change in Unrealized
	Beginning	and	And	Gains and	at End of	Losses Relating to Assets
	of Period	(Losses)	Settlements	(Losses)	Period	Held at End of Period
Description
Columbia Fund	$4,000	$330	$(4,330)	$-	$-	$-
IMA	3,953	129	(3,017)	59	1,124	-

Total Enhanced Cash Funds	$7,953	$459	$(7,347)	$59	$1,124	$-

Realized gains and losses are included in earnings for the nine months ended September 30, 2009 and are reported as non-operating revenues in the Condensed Consolidated Statements of Income.

NOTE 7.  BONDS PAYABLE

On February 10, 2009, we paid off first mortgage revenue bonds having a balance of $1,225,000.  On August 13, 2009, we paid off at par a first mortgage revenue bond having a balance of $910,000 which was collateralized by a deed of trust on a nursing facility in Virginia.  At September 30, 2009, we had one first mortgage revenue bond payable totaling $1,400,000 collateralized by a deed-of-trust on a nursing facility in Arizona.  The bond bears interest at a variable rate (2.8% at September 30, 2009) and fully matures in 2010.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) for $32.7 million, ($6.8 million of which was ultimately due to National HealthCare Corporation ("NHC"), which had contributed to the purchase price consideration, under the terms of an inter-creditor agreement between NHI and NHC), with NHI financing 100% of the purchase price, and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the balance of $22,936,000 due December 31, 2008.  NHI received notice that on December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case (the “CFA Adversary Proceeding”).  CFA’s complaint alleges that NHI exercised total dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleges that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  As part of its complaint, CFA seeks a declaratory judgment and asserts claims for breach of fiduciary duty, fraud, conversion, and unjust enrichment.  CFA claims that it has sustained compensatory and punitive damages in excess of $25 million.  NHI adamantly denies CFA’s claims and is vigorously defending against CFA’s complaint.  NHI has filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office and also granted NHI’s motion to strike CFA’s jury demand.  The case is set for a bench trial in December 2009.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

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

On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  The complaint asserts that the allegations made in the CFA Adversary Proceeding are true and asserts that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative complaint alleges that, as a result of that breach of duty, NHI has sustained damages in an amount not specified in the complaint.  The complaint seeks no relief from NHI itself.

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

In May 2005, our shareholders approved the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of September 30, 2009, 1,078,967 shares were available for future grants under this plan.  The individual restricted stock and option grant awards vest over periods up to five years.  The term of the options outstanding under the 2005 Plan varies up to five years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of September 30, 2009, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $776,000 for the nine months ended September 30, 2009, consisting of $40,000 for restricted stock and $736,000 for stock options, as compared to ($27,000) for the nine months ended September 30, 2008, consisting of ($160,000) for restricted stock and $133,000 for stock options.  At September 30, 2009, we had $238,000 of unrecognized compensation cost related to unvested restricted shares issued and unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2009 - $74,000; 2010 - $136,000; 2011 - $27,000; and 2012 - $1,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the nine months ended September 30, 2009 and 2008:

	2009	2008
Options outstanding, January 1,	159,668	326,000
Options granted under 1997 Plan	-	14,450
Options granted under 2005 Plan	275,000	80,550
Options exercised under 1997 Plan	(15,000)	(139,817)
Options exercised under 2005 Plan	(65,832)	(60,848)
Options forfeited under 1997 Plan	-	(14,450)
Options forfeited under 2005 Plan	-	(46,217)
Options outstanding, September 30,	353,836	159,668

Exercisable September 30,	241,417	120,000

The following table summarizes our restricted stock activity for the nine months ended September 30, 2009 and 2008:

	2009	2008
Non-vested at January 1,	7,025	48,700
Restricted shares granted under 2005 plan	-	25,000
Vested during the period	(1,925)	(12,175)
Restricted shares forfeited under the 2005 plan	-	(54,500)
Non-vested at September 30,	5,100	7,025

NOTE 10.  NON-OPERATING INCOME

Non-operating income is summarized in the table below (in thousands):

Three Months Ended			Nine Months Ended
September 30,			September 30,
	2009	2008	2009	2008

Dividends	$1,173	$1,166	$3,512	$3,519
Interest income	250	707	1,041	2,415
Realized gain (loss) on sale of marketable securities	341	(112)	459	(377)
Other-than-temporary impairment of marketable securities	-	(1,000)	-	(1,000)
Gain on payoff of mortgage note receivable	-	-	437	-
Other revenue (expense)	92	(60)	279	(93)
	$1,856	$701	$5,728	$4,464

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

Gain (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:	$-	$4,121	$2,136	$4,121
Expenses:
Depreciation	-	(18)	-	(55)
General and administrative	(4)	(12)	(25)	(17)
Impairment of real estate assets	-	(1,600)	(25)	(1,600)

	$(4)	$2,491	$2,086	$2,449

In September 2008, we recognized into income for financial and tax purposes $4,121,000 of deferred credits which existed at the date of sale in 2003 of two skilled nursing facilities in Washington.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we are legally released from any potential liability settlements.

In September 2008, we recorded an impairment charge of $1,600,000 related to two Kansas skilled nursing facilities to reduce the carrying value to expected proceeds, less the cost to sell the facilities.

In January 2009, we received final payment of $642,000 related to the settlement of a terminated lease for one of our former Texas facilities that was sold in 2005 to a third-party operator.

In June 2009, we recognized for financial and tax purposes $1,494,000 of deferred credits which existed at the date of sale of a skilled nursing facility in Washington in 2004.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we were legally released from any potential liability settlements.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income from continuing operations	$17,477	$13,460	$45,852	$41,694
Discontinued operations	(4)	2,491	2,086	2,449

Net income available to common stockholders	$17,473	$15,951	$47,938	$44,143

BASIC:
Weighted average common shares outstanding	27,589,161	27,767,394	27,580,568	27,750,377

Income from continuing operations per common share	$.63	$.48	$1.66	$1.50
Discontinued operations per common share	-	.09	.08	.09
Net income per common share	$.63	$.57	$1.74	$1.59

DILUTED:
Weighted average common shares outstanding	27,589,161	27,767,394	27,580,568	27,750,377
Stock options	49,674	15,157	22,023	23,986
Restricted shares	3,402	3,157	2,913	8,778
Average dilutive common shares outstanding	27,642,237	27,785,708	27,605,504	27,783,141

Income from continuing operations per common share	$.63	$.48	$1.66	$1.50
Discontinued operations per common share	-	.09	.08	.09
Net income per common share	$.63	$.57	$1.74	$1.59

Incremental shares excluded since anti-dilutive:
Stock options	3,851	3,748	15,233	5,146

NOTE 13.  SUBSEQUENT EVENTS

In October 2009, we advanced $600,000 toward an $850,000 mortgage note receivable secured by a second priority lien on a 76-unit senior housing facility in Madras, Oregon.  We expect to fund an additional $200,000 during the fourth quarter of 2009 with the remaining commitment being funded during the first quarter of 2010.  The mortgage note, which matures in February 2014, requires interest-only payments at an initial rate of 12%.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•

We depend on the operating success of our customers (facility operators) for collection of our revenues during this time of uncertain economic conditions in the U.S.;

•

We are exposed to risk that our tenants and mortgagees may become subject to bankruptcy or insolvency proceedings;

•

We are exposed to risks related to government payors and regulations and the effect they have on our tenants’ and mortgagees’ business;

•

We are exposed to risk that the cash flows of our tenants and mortgagees will be adversely affected by increased liability claims and general and professional liability insurance costs;

•

We depend on the success of future acquisitions and investments;

•

We are exposed to risks related to environmental laws and the costs associated with the liability related to hazardous substances;

•

We depend on the ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

•

We are exposed to potential future losses in our investment in enhanced cash funds managed by a division of Bank of America;

•

We are involved in recent litigation brought against us by one of our mortgagees, the ultimate outcome of which is uncertain;

•

We depend on the ability to continue to qualify as a REIT.

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

Executive Overview

NHI, a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care industry.  As of September 30, 2009, we had ownership interests in real estate, mortgage investments, preferred stock and marketable securities resulting in total invested assets of approximately $390,906,000.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by making mortgage loans and acquiring properties to lease nationwide, primarily in the long-term health care industry.  These investments include long-term care facilities, acute care hospitals, medical office buildings, retirement centers, assisted living facilities and residential projects for the developmentally disabled.  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.  At September 30, 2009, we had no outstanding bank lines of credit or convertible debt instruments.

Portfolio

At September 30, 2009, we had investments in real estate and mortgage notes receivable in 125 health care properties located in 18 states consisting of 84 skilled nursing facilities, 15 assisted living facilities, 4 medical office buildings, 4 retirement centers, 1 acute care hospital and 17 residential projects for the developmentally disabled.  These investments consisted of approximately $230,658,000 of net real estate investments with 16 lessees and $98,372,000 aggregate carrying value of loans to 14 borrowers.

Of the 76 health care properties leased to operators, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the nine months ended September 30, 2009, rental income was $44,570,000 of which $26,222,000 (59%) was recognized from NHC consisting of base rent of $25,275,000, percentage rent for 2008 of $541,000 and percentage rent for 2009 of $406,000 (the base year for the percentage rent calculation having been 2007).  For the nine months ended September 30, 2008, rental income was $40,017,000 of which $25,275,000 (63%) was recognized from NHC consisting of base rent only.  The 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.

Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 16.4% of our total portfolio on September 30, 2009, based on the net book value (carrying amount) of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income for the year ended December 31, 2008 from NHC was $33,700,000 or approximately 58.9% of our net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, and other relevant information.

The following tables summarize our investments in real estate (excluding corporate office) and mortgage notes receivable as of September 30, 2009:

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	53	7,283		$153,617,000
Assisted Living Facilities	14	1,141		54,866,000
Medical Office Buildings	4	124,427	*	8,839,000
Independent Living Facilities	4	456		7,265,000
Hospitals	1	55		6,071,000
Total Real Estate Properties	76			230,658,000

Mortgage Notes Receivable
Skilled Nursing Facilities	31	3,481		90,904,000
Assisted Living Facilities	1	70		3,882,000
Developmentally Disabled	17	108		3,586,000
Total Mortgage Notes Receivable	49	3,659		98,372,000

Total Portfolio	125			$329,030,000

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	76	70.1%		$230,658,000
Mortgage Notes Receivable	49	29.9%		98,372,000
Total Portfolio	125	100.0%		$329,030,000

Summary of Facilities by Type
Skilled Nursing Facilities	84	74.3%		$244,520,000
Assisted Living Facilities	15	17.9%		58,749,000
Medical Office Buildings	4	2.7%		8,839,000
Independent Living Facilities	4	2.2%		7,265,000
Hospitals	1	1.8%		6,071,000
Developmentally Disabled	17	1.1%		3,586,000
Total Real Estate Portfolio	125	100.0%		$329,030,000

Portfolio by Operator Type
Public	65	27.1%		$89,069,000
Regional	52	65.8%		216,522,000
Small	8	7.1%		23,439,000
Total Real Estate Portfolio	125	100.0%		$329,030,000

Public Operators
National HealthCare Corp.	41	16.4%		$54,314,000
Sunrise Senior Living, Inc.	1	3.7%		12,043,000
Community Health Systems, Inc.	4	3.5%		11,391,000
Sun Healthcare Group, Inc.	2	2.4%		7,735,000
Res-Care, Inc.	17	1.1%		3,586,000
Total Public Operators	65	27.1%		$89,069,000

Operators who operate more than 3% of our total real estate investments are as follows: National HealthCare Corp., Fundamental Long Term Care Holdings, LLC, Community Health Systems, Inc., RGL Development, LLC, Legend Healthcare, LLC, American HealthCare, LLC, Senior Living Management Corporation, LLC, Health Services Management, Inc., ElderTrust of Florida, Inc., Sunrise Senior Living, Inc., and SeniorTrust of Florida, Inc.

As of September 30, 2009, the average effective quarterly rental income was $1,548 per licensed bed for skilled nursing facilities, $4,947 per licensed bed for assisted living facilities, $861 per unit for independent living facilities, $12,770 per bed for hospitals and $4 per square foot for medical office buildings.

We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At September 30, 2009, our investment in common and preferred shares of publicly-held REITs was $58,815,000 and our investment in other available-for-sale marketable securities was $2,277,000.  Refer to Notes 5 and 6 of our condensed consolidated financial statements for further information.

Areas of Focus

During the quarter ended September 30, 2009, we successfully executed a high quality investment.  In August 2009, we purchased and leased back a fourth skilled nursing facility in Texas from affiliates of Legend Healthcare, LLC, (“Legend”) a privately owned company and one of our current lease customers.  The total purchase price of the four facilities was $55,550,000, of which $39,750,000 was funded in June 2009, including $1,000,000 retained as a purchase guarantee until the fourth facility was acquired.  The four facilities are being leased to Legend for a term of 15 years at an initial lease rate of 10%, or $5,555,000, plus an annual rent escalator.  Legend has the option to purchase the facilities after 7 years at appraised value, with NHI sharing equally with Legend in the appraised value of the facilities in excess of $60,000,000.

We are evaluating and will potentially make additional new investments during the last quarter of 2009 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our equity.  New investments in real estate and mortgage notes may be funded by our liquid investments and, if needed, by external financing.  We intend to make new investments that meet our risk criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

We have focused on lowering our debt for the past five years.  Our debt to equity ratio on September 30, 2009, was 0.32%, the lowest level in our history.  Our liquidity is also strong with cash and marketable securities of $86,531,000.

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

In 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $2,065,000 and additional realized losses were $410,000, both of which were charged to operations.  In 2008, we received cash distributions of principal from the Fund and IMA totaling $23,031,000.  From December 31, 2008 through September 30, 2009, we received cash distributions of principal from the Fund (which was fully liquidated during the period) and IMA totaling $7,347,000.  Net realized gains for the same period were $459,000 and were recognized as non-operating income.  At September 30, 2009, the fair market value of our investment in the IMA was estimated to be $1,124,000 with a revised cost basis of $1,064,000.

We are in regular communication with the manager of the IMA in order to monitor the net asset value and the expected cash redemption dates based upon the manager’s liquidation strategy.  Cash redemptions are estimated by the IMA manager to occur periodically over the next year.  Interest continues to accrue and is paid to us each month into our regular bank account.  There may be further declines in the value of our investments in the IMA.  To the extent that we determine there is a further decline in the fair market value based on up-to-date information provided to us by the manager, we may recognize additional losses in future periods.

Litigation Involving Significant Borrower

At September 30, 2009, we had a non-performing mortgage note receivable from Care Foundation of America (“CFA”) with a principal balance of $22,936,000.  As disclosed in Note 8 to the condensed consolidated financial statements, CFA has filed a Chapter 11 bankruptcy petition and has initiated an adversary proceeding complaint against us.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  Under an Agreed Order by the bankruptcy court, NHI will be entitled to receive interest payments during the period of the Chapter 11 proceedings at an annual interest rate of 9.5% on the unpaid principal balance beginning January 1, 2009.  During 2009, we have received payment and recognized interest income of $1,288,000 from CFA, of which $365,000 was recognized during the three months ended September 30, 2009.  NHI adamantly denies CFA’s claims and is vigorously defending against CFA’s complaint.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The results of operations for facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

Net income for the three months ended September 30, 2009, was $17,473,000 versus $15,951,000 for the same period in 2008, an increase of $1,522,000 or 9.5%.  Diluted earnings per common share in 2009 was $.63 per share versus $.57 per share in 2008.  The significant items affecting net income are described below.

Total revenues for the three months ended September 30, 2009, were $19,622,000 versus $15,620,000 in 2008, an increase of $4,002,000 or 25.6%.  Rental income increased $3,834,000 or 29.0% from the same period in 2008 primarily as a result of (1) the recognition into income of $2,000,000 received in past-due rents from RGL Development, LLC, a lessee of 8 assisted living facilities, (2) an increase of $1,248,000 from Legend for new leases that commenced in July and August, 2009, (3) an increase of $95,000 related to a lease that commenced in Orangeburg, SC in October 2008, (4) percentage rent from NHC of $136,000, (5) rent adjustments of $266,000 and (6) smaller items totaling $89,000.

Mortgage interest income increased $168,000 or 7.0% to $2,568,000 from the same period in 2008.  The increase in interest revenue is due primarily to the recognition of $654,000 of past-due interest collected on the payoff of a mortgage note to Osceola Health Care and interest earned of $129,000 on a mortgage loan purchased at a discount in June 2009.  These increases were partially offset by the expected decline in interest income from our existing portfolio.  Unless we continue to make investments in mortgage loans in the future, our interest income will decrease below amounts recognized in prior periods due to the normal amortization of the loans in place.

Total expenses for the three months ended September 30, 2009, were $4,001,000 versus $2,861,000 for the same period in 2008, an increase of $1,140,000 or 39.8%.  Depreciation increased by $394,000 over the same period in 2008 due to new real estate investments made in 2009.  General and administrative expenses increased $741,000 over the same period in 2008 primarily due to the write-down of accounts receivable by $250,000 and increased payroll and non-cash compensation related to additions to our corporate management and staff.

Non-Operating Income –

Non-operating income for the three months ended September 30, 2009, was $1,856,000 versus $701,000 for the same period in 2008, an increase of $1,155,000 or 164.8%.  The increase in non-operating income is due primarily to recording a $1,000,000 impairment of our investment in enhanced cash funds in September 2008.  As shown in Note 10 to the condensed consolidated financial statements, non-operating income consists primarily of dividend and interest income on our investments in marketable securities and cash balances.

Discontinued Operations –

We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations.  The income (loss) from discontinued operations for the three months ended September 30, 2009 and 2008 was ($4,000) and $2,491,000, respectively.  Discontinued operations in 2008 consisted of the recognition into income of $4,121,000 in deferred credits which existed at the date of sale in 2004 of a skilled nursing facility in Washington.  Management concluded, based on advice from counsel, that we were legally released from any potential liability settlements based on the expiration of a five-year statute of limitations.  Discontinued operations in 2008 included impairments of our two Kansas facilities of $1,600,000 which have been sold, and $30,000 of other expenses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The results of operations for facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

Net income for the nine months ended September 30, 2009, was $47,938,000 versus $44,143,000 for the same period in 2008, an increase of $3,795,000 or 8.6%.  Diluted earnings per common share in 2009 was $1.74 per share versus $1.59 per share in 2008.  The significant items affecting net income are described below.

Total revenues for the nine months ended September 30, 2009, were $51,641,000 versus $47,231,000 in 2008, an increase of $4,410,000 or 9.3%.  Rental income increased $4,553,000 or 11.4% from the same period in 2008 primarily as a result of (1) the recognition into income of $2,000,000 received in past-due rents from RGL Development, LLC, a lessee of 8 assisted living facilities, (2) an increase of $1,248,000 from Legend Healthcare, LLC for new leases that commenced in July and August, 2009, (3) percentage rent from NHC of $947,000 (of which $541,000 related to the 2008 lease period), (4) an increase of $285,000 related to a lease that commenced in Orangeburg, SC in October 2008, and (5) smaller adjustments to existing leases of $73,000.

Mortgage interest income for the nine months ended September 30, 2009 decreased $143,000 or 2.0% to $7,071,000 from the same period in 2008.  Interest revenue during 2009 increased $654,000 due to the recognition of past-due interest collected on the pay-off of a mortgage note to Osceola HealthCare and $129,000 due to interest earned on a mortgage loan purchased at a discount in June 2009.  The increases were offset by the expected decline in interest income of $926,000 due to the normal amortization of our mortgage loans.  Unless we continue to make investments in mortgage loans in the future, our interest income will decrease below amounts recognized in prior periods due to the normal amortization of the loans in place.

Total expenses for the nine months ended September 30, 2009, were $11,517,000 versus $10,001,000 for the same period in 2008, an increase of $1,516,000 or 15.2%.  Depreciation expense increased $274,000 over the same period in 2008 due to new real estate investments made in 2009.  Legal expense increased $231,000 over the same period in 2008 due primarily to litigation with our customer CFA.  We expect legal fees to increase further during the last quarter of our fiscal year.  General and administrative expenses increased $1,799,000 from the same period in 2008 due to the write-down of accounts receivable of $250,000, increased payroll and non-cash compensation totaling $1,643,000 related to additions to our corporate management and staff, offset by decreases in smaller items totaling $94,000.  During 2008, there was a forfeiture of restricted stock that reduced compensation expense by $566,000.

Non-Operating Income –

Non-operating income for the nine months ended September 30, 2009, was $5,728,000 versus $4,464,000 for the same period in 2008, an increase of $1,264,000 or 28.3%.  Non-operating income consists primarily of dividend and interest income on our investments in marketable securities and cash balances.  During 2009, we had realized gains on the sale of marketable securities of $459,000.  During the same period in 2008, we had impairments and realized losses on marketable securities totaling $1,376,000.

Interest income on our cash and cash equivalents for 2009 was $1,041,000 versus $2,415,000 for the same period in 2008, a decrease of $1,374,000 or 56.9% due primarily to lower cash deposits as a result of new real estate and mortgage note investments made during the nine months ended September 30, 2009.

Discontinued Operations –

We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations.

The gain (loss) from discontinued operations for the nine months ended September 30, 2009 and 2008 was $2,086,000 and $2,449,000, respectively.

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

Discontinued operations in 2008 included impairments of $1,600,000 related to our two Kansas facilities which have been sold, and $30,000 of other expenses.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent and interest payments, principal payments on mortgage notes receivable and proceeds from the sales of real property.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), investments in real estate and mortgage loans and general overhead.  These sources and uses of cash are reflected in our condensed Consolidated Statements of Cash Flows and are discussed in further detail below.

The following is a summary of our sources and uses of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
Cash and cash equivalents at beginning of period	$100,242	$75,356	$24,886	33.0%
Cash provided by operating activities	52,930	48,588	4,342	8.9%
Cash (used in) provided by investing activities	(37,723)	47,299	(85,022)	-179.8%
Cash (used in) financing activities	(51,878)	(73,806)	21,928	29.7%
Cash and cash equivalents at end of period	$63,571	$97,437	$(33,866)	-34.8%

Operating Activities – Cash provided by operating activities for the nine months ended September 30, 2009 increased compared to the same period during 2008 due primarily to (1) the collection of past-due rent and interest of $2,654,000, (2) the collection of percentage rent from NHC of $947,000, and (3) the timing of receipts and payments totaling $743,000.

Investing Activities – Cash flows related to our investing activities for the nine months ended September 30, 2009 changed significantly from the same period during 2008.  The most notable impact to our cash flows used in investing activities was the purchase of four facilities from Legend for $55,500,000 and the purchase of our corporate office and equipment totaling $769,000.  Additionally, the change in investing cash flow was impacted by the timing of collections of our mortgage notes receivable and the redemption of our investment in enhanced cash funds.

Financing Activities - Cash flows used in financing activities decreased when compared to the same period in 2008 primarily due to the payment of $20,874,000 in dividends, which is comprised of a special dividend of $.85 and a “spillover” dividend of $.08 both paid in 2008 to ensure distribution of 100% of 2007 taxable income.

Liquidity

At September 30, 2009, our liquidity was strong, with cash and highly-liquid marketable securities of $85,407,000 which is exclusive of $1,124,000 in an investment management account (“IMA”) under management by Bank of America.  Cash proceeds from loan payoffs and the recovery of previous writedowns have been distributed as dividends to stockholders, used to retire our indebtedness and accumulated in bank deposits for the purpose of making new mortgage loan and real estate investments.  At September 30, 2009, we had a low level of remaining debt of $1,400,000 and it is serviced through our normal operations.  Our debt to equity ratio has declined to 0.32%, the lowest level in our history.

Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.  Our investment at September 30, 2009 in the IMA totaling $1,124,000 is not expected to have an effect on our ability to timely meet our obligations, to pay dividends to stockholders, or make prudent real estate investments when available (see Note 5 to the condensed consolidated financial statements).

We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2009 and thereafter.  During the first nine months of 2009, we declared (1) a quarterly dividend of $.55 per common share for stockholders of record on March 31, 2009, payable on May 8, 2009, (2) a quarterly dividend of $.55 per common share for stockholders of record on June 30, 2009, payable on August 10, 2009 and (3) a quarterly dividend of $.55 per common share for stockholders of record on September 30, 2009, payable on November 10, 2009.

Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2008 fourth quarter dividend was $.55 per common share, plus a special dividend of $.14 per common share, and both were paid on January 31, 2009.

Contractual Obligations and Contingent Liabilities

As of September 30, 2009, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1
Debt principal	$1,400	$1,400
Debt interest (a)	77	77
Employment and consulting agreements	1,276	1,276
	$2,753	$2,753

(a) For variable rate debt, future interest commitments were calculated using interest rates existing at September 30, 2009.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At September 30, 2009, we did not participate in any such financial instruments.

Commitments

We currently have sufficient liquidity to finance new investments and to repay borrowings at or prior to maturity.

Funds From Operations

Our funds from operations (“FFO”) for the nine months ended September 30, 2009, was $53,999,000 compared to $49,910,000 for the same period in 2008, an increase of $4,089,000 or 8.2%.  The change in FFO is due primarily to (1) the recognition into income of $2,654,000 collected in past-due rent and interest from two customers, (2) percentage rent from NHC of $947,000, (3) rent income of $1,528,000 from new leases commenced during the last twelve months, and (4) a decrease due to smaller items totaling $1,040,000.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to FFO and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$17,473	$15,951	$47,938	$44,143
Elimination of certain non-cash items in net income:
Real estate depreciation - continuing operations	2,222	1,905	6,061	5,728
Real estate depreciation - discontinued operations	-	13	-	39
Funds from operations	$19,695	$17,869	$53,999	$49,910

BASIC
Weighted average common shares outstanding	27,589,161	27,767,394	27,580,568	27,750,377
Basic FFO per common share	$.71	$.64	$1.96	$1.80

DILUTED
Weighted average common shares outstanding	27,642,237	27,785,708	27,605,504	27,783,141
Diluted FFO per common share	$.71	$.64	$1.96	$1.80

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

As of September 30, 2009, $1,400,000 of our debt bears interest at variable rates.  A hypothetical 10% increase or decrease in interest rates would decrease or increase, respectively, our future earnings and cash flows related to these debt instruments by $7,700.

We do not use derivative instruments to hedge interest rate risks.  The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

We consider our investments in marketable securities of $22,960,000 at September 30, 2009 as available-for-sale securities.  We concluded in 2008 that the decline in the market value of our investment in the Fund and separate IMA is an other-than-temporary impairment which was charged to operations.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $2,296,000 change in the fair value of our investments in marketable securities.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2009.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) for $32.7 million, ($6.8 million of which was ultimately due to National HealthCare Corporation ("NHC"), which had contributed to the purchase price consideration, under the terms of an inter-creditor agreement between NHI and NHC), with NHI financing 100% of the purchase price, and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the balance of $22,936,000 due December 31, 2008.  NHI received notice that on December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case (the “CFA Adversary Proceeding”).  CFA’s complaint alleges that NHI exercised total dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleges that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  As part of its complaint, CFA seeks a declaratory judgment and asserts claims for breach of fiduciary duty, fraud, conversion, and unjust enrichment.  CFA claims that it has sustained compensatory and punitive damages in excess of $25 million.  NHI adamantly denies CFA’s claims and is vigorously defending against CFA’s complaint.  NHI has filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office and also granted NHI’s motion to strike CFA’s jury demand.  The case is set for a bench trial in December 2009.  An unfavorable outcome in such litigation or in IRS proceedings arising from CFA’s claims could have a material adverse effect on NHI’s consolidated financial position, results of operations or cash flows.

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

On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  The complaint asserts that the allegations made in the CFA Adversary Proceeding are true and asserts that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative complaint alleges that, as a result of that breach of duty, NHI has sustained damages in an amount not specified in the complaint.  The complaint seeks no relief from NHI itself.

Item 1A.

Risk Factors.

During the quarter ended September 30, 2009, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: November 5, 2009	/s/ W. Andrew Adams
W. Andrew Adams
Chairman, Board of Directors and
Chief Executive Officer

Date: November 5, 2009	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Accounting Officer)