Form 10-K
period 2009-12-31
NATIONAL HEALTH INVESTORS INC
filed 2010-02-22
CIK 877860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number 001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland	62-1470956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Robert Rose Drive, Murfreesboro, Tennessee	37129
(Address of principal executive offices)	(Zip Code)

(615) 890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ x ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                      Yes [ x ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                            Yes [    ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K. .                                                                                                                                                            Yes [    ]  No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2009 (based on the closing price of these shares on the New York Stock Exchange) was approximately $689,315,000.  There were 27,629,505 shares of the registrant’s common stock outstanding as of February 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2010 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

Page

Part I

Item 1. Business.

4

Item 1A. Risk Factors.

10

Item 1B. Unresolved Staff Comments.

14

Item 2. Properties Owned or Associated with Mortgage Loan Investments.

15

Item 3. Legal Proceedings.

19

Part II.

Item 4. Markets for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.   20

Item 5. Selected Financial Data.

22

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

24

Item 6A. Quantitative and Qualitative Disclosures about Market Risk.

36

Item 7. Financial Statements and Supplementary Data.

37

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

63

Item 8A. Controls and Procedures.

63

Part III.

Item 9. Directors, Executive Officers and Corporate Governance.

66

Item 10. Executive Compensation.

66

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

66

Item 12. Certain Relationships and Related Transactions.

66

Item 13. Principal Accountant Fees and Services.

66

Part IV.

Item 14. Exhibits and Financial Statement Schedules.

66

Signatures

67

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

*

We may incur more debt and intend to replace our current credit facility with longer term debt in the future, which long term debt may not be available on terms acceptable to the Company;

*

We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties;

*

We are exposed to the risk that our assets may be subject to impairment charges;

*

We depend on the ability to continue to qualify as a real estate investment trust;

*

We have ownership limits in our charter contains with respect to our common stock and other classes of capital stock;

*

We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests;

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

ITEM 1. BUSINESS.

General

    National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care industry.  As of December 31, 2009, we had ownership interests in real estate and mortgage investments (excluding assets held for sale) with a carrying value totaling approximately $318,449,000 and other investments in preferred stock and marketable securities of $59,454,000 resulting in total invested assets of $377,903,000.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by acquiring properties to lease nationwide and making mortgage loans, primarily in the long-term health care industry.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities and acute care hospitals, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.  At December 31, 2009, we had no outstanding debt.

    At December 31, 2009, our continuing operations consisted of investments in real estate and mortgage notes receivable in 108 health care facilities located in 20 states consisting of 78 skilled nursing facilities, 21 assisted living facilities, 4 medical office buildings, 4 independent living facilities and 1 acute care hospital.  These investments consisted of approximately $223,861,000 of net real estate investments with 16 lessees and $94,588,000 aggregate carrying value of mortgage notes receivable from 14 borrowers.  There are 75 health care facilities leased to operators, 41 of which are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  These 41 facilities include 4 centers subleased to and operated by other companies, the lease payments to us being guaranteed by NHC.

    Beginning with our inception in 1991, NHC provided advisory services to us under an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement").  Effective November 1, 2004, we assigned the Advisory Agreement with NHC to Management Advisory Source, LLC (“MAS”), formed by our Chief Executive Officer and Board Chairman W. Andrew Adams.  We have no ownership in MAS.  Pursuant to this Advisory Agreement, services related to investment activities and day-to-day management and operations were provided to us by MAS.  Accordingly, MAS was subject to the supervision of and policies established by our Board of Directors.  On December 3, 2007, we elected to become a self-managed REIT, with our own management reporting directly to the Board of Directors, and we terminated the Advisory Agreement with MAS on March 31, 2008.  Under a consulting agreement with our Board of Directors, Mr. Adams continues to serve as Chief Executive Officer and remains the Chairman of the Board of Directors. On February 25, 2009, Justin Hutchens assumed the positions of President and Chief Operating Officer.

    All of our investments in real estate and notes receivable are within the United States.  We are managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision making.  Therefore, we have concluded that we operate as a single segment.  Information about revenues from our tenants and borrowers, a measure of our income, and total assets for this segment can be found in Item 7 of this Annual Report.

Types of Health Care Facilities

    Skilled nursing facilities.  As of December 31, 2009, we owned and leased 47 licensed skilled nursing facilities, 34 of which are operated by NHC.  We also had mortgage loans on 31 licensed skilled nursing facilities.  These facilities provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy.  The operators of the skilled nursing facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare.  Skilled nursing facilities are required to obtain state licenses and are highly regulated at the federal, state and local level.  Most skilled nursing facilities must obtain certificates of need from the state before opening or expanding such facilities. Some skilled nursing facilities include assisted living beds.

    Assisted Living Facilities.  As of December 31, 2009, we owned and leased 19 assisted living facilities and had mortgage loans on 2 other facilities.  Assisted living facilities are either free-standing or are attached to skilled nursing or retirement facilities and provide basic room and board functions for the elderly.  Some assisted living projects include licensed skilled nursing beds.  On-site staff personnel are available to assist in minor medical needs on an as-needed basis.

    Medical office buildings.  As of December 31, 2009, we owned and leased 4 medical office buildings.  Medical office buildings are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners.  Medical office buildings differ from conventional office buildings due to the special requirements of the tenants.  Each of our medical office buildings is leased to one lessee, and is either physically attached to or located on an acute care hospital campus.  The lessee then sub-leases individual office space to the physicians or other medical practitioners.  The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to sub-lease the individual office space.

    Independent living facilities.  As of December 31, 2009, we owned and leased 4 independent living facilities, 3 of which are leased to NHC and one to Sun Healthcare.  Independent living facilities offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas.  Charges for services are paid from private sources without assistance from government programs.  Independent living facilities may be licensed and regulated in some states, but do not require the issuance of a certificate of need such as is required for skilled nursing facilities.

    Acute care hospital.  As of December 31, 2009, we owned and leased 1 acute care hospital.  Acute care hospitals provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation.  Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure.  Services provided by acute care hospitals are generally paid for by a combination of private pay sources and governmental programs.

Nature of Investments

    Our investments are typically structured as acquisition of properties with in-place leases, acquisition of properties through purchase-leaseback transactions or mortgage loans.  We have also provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a lease with us upon completion of the construction.  The lease rates of our leases and interest rates on our mortgage and construction loans have typically ranged between 9% and 12% per annum.  We normally charge a commitment fee of 1% based on the purchase price of the property in a purchase-leaseback transaction or the total principal amount of a mortgage loan.  In instances where construction financing has also been supplied, there is generally an additional 1% commitment fee.  We believe our lease and loan terms are competitive within our peer group.  Except as described in Note 4 of our consolidated financial statements, at December 31, 2009 all of our Health Care Facilities were performing under the terms of their mortgage loans or leases.  Typical characteristics of these transactions are as follows:

    Mortgage Loans.  In general, our mortgage loans have a maturity of at least 10 years with the principal amortized over 20 to 25 years and a balloon payment due at maturity.  Most of the loans are at a fixed interest rate; however some have an additional interest component which is based on the escalation of gross revenues of the facility or fixed rate increases.  In most cases, the owner of the facility has committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility.  Additionally, most of our loans are collateralized by first mortgage liens and corporate or personal guarantees.

    Leases.  Our leases generally have an initial leasehold term of 10 to 15 years with one or more 5-year renewal options.  The leases are "triple net leases" under which the tenant is responsible for the payment of all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the Health Care Facilities.  The tenant is generally obligated at its expense to keep all improvements, fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to at least the full replacement cost thereof and to maintain specified minimal personal injury and property damage insurance.  We are an additional insured party on the tenant’s insurance policy.  The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by the tenant and related activities, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility, with respect to, each Health Care Facility.

    Most of our existing leases contain annual escalators in rent payments.  For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.  All of the acute care and medical office building properties which we own and lease give the lessee an option to purchase the underlying property at the greater of i) our acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by us.  In addition, the acute care and medical office building leases contain a right of first refusal for the lessee if we receive an offer to buy the underlying leased property.

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

    Investment in Preferred Stock and Marketable Securities.  We invest a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At December 31, 2009, our investments in preferred and common shares of publicly-held REITs were $58,317,000 and our investments in other available for sale marketable securities were $1,137,000.  Refer to Notes 5 and 6 of our consolidated financial statements for further information.

Competition and Market Conditions

    We compete with real estate partnerships, other REITs and other investors (including, but not limited to, banks, insurance companies, and investment banks who market securities in mortgage funds) in the acquisition, leasing and financing of health care-related entities primarily on the basis of price, available capital, knowledge of the industry and flexibility of financing structure.

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

    The skilled nursing facilities to which we provide mortgage loans and which we lease to others receive the majority of their revenues from Medicare, Medicaid and other government programs.  From time to time, these facilities have experienced Medicare and Medicaid revenue reductions brought about by the enactment of legislation to reduce government costs.  In particular, the establishment of a Medicare prospective payment system (“PPS”) for skilled nursing facility services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to skilled nursing facility providers. While Congress subsequently took steps to mitigate the impact of the prospective payment system on skilled nursing facilities, other federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities.  State Medicaid funding is not expected to keep pace with inflation according to industry studies.    Any changes in government reimbursement methodology that reduces reimbursement to levels that are insufficient to cover the operating costs of our borrowers and lessees could adversely impact us.  The assisted living industry generally relies on private-pay residents who may be negatively impacted in an economic downturn.  The success of these facilities is often impacted by the existence of comparable, competing facilities in a local market.

Operators

    The majority of the Health Care Facilities are operated by the owner or lessee.  As a percent of total investments at net book value, approximately 26% of the Health Care Facilities are operated by publicly-owned companies, 66% are operated by regional health care operators and 8% are operated by smaller operators.  We consider the operator to be an important factor in determining the creditworthiness of the investment, and we generally have the right to approve any changes in operators.  At December 31, 2009, operators who operate more than 3% of our total real estate investments at net book value were as follows:

National HealthCare Corp.; Community Health Systems, Inc.; RGL Development, LLC; Legend Healthcare, LLC; American HealthCare, LLC; Senior Living Management Corporation, LLC; Health Services Management, Inc.; ElderTrust of Florida, Inc.; Sunrise Senior Living, Inc.; SeniorTrust of Florida, Inc.; and Bickford Senior Living.

NHC Master Agreement to Lease

    On December 27, 2005, under an amendment to the Master Agreement, NHC exercised its option to extend the existing lease on 41 properties for the second renewal term.  These 41 properties include 38 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC under the Master Agreement) and 3 independent living facilities.  The 15-year lease extension began January 1, 2007, and includes 3 additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by the tenant at its expense.  Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year.  We refer to this additional rent component as “percentage rent”.

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

    Our rental income in 2009 was $55,076,000 ($34,782,000 from NHC); in 2008 was $48,339,000 ($33,700,000 from NHC); and in 2007 was $46,198,000 ($33,700,000 from NHC).

Commitments

    As of December 31, 2009, we had pending commitments related to two health care real estate projects: (1) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated, and (2) we were committed to fund an additional $250,000 on a mortgage note receivable.  We have sufficient liquidity to fund these commitments and to finance new investments.

    In December 2009, we agreed to purchase the six Florida properties (which are leased to a third-party for $6.2 million annually, plus escalators over the initial lease term expiring in 2014) from CFA for a total of $67 million.

Sources of Revenues

    General.  Our revenues are derived primarily from rental income and mortgage interest income.  During 2009, rental income equaled $55,076,000 of which $34,782,000 or 63% was from facilities leased by NHC.  Mortgage interest income totaled $9,145,000.  The source and amount of revenues of our lessees and borrowers are determined by (i) the licensed beds or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

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

    Medicare and Medicaid.  A significant portion of the revenue of our lessees and borrowers is derived from governmental-funded reimbursement programs, such as Medicare and Medicaid.  Reimbursement under these programs is subject to periodic pre- and post-payment review and other audits by federal and state authorities.  Medicare is uniform nationwide and reimburses nursing centers under a fixed payment methodology named the PPS.  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective July 1, 1998.  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased each October when the federal fiscal year begins.  The acuity classification system is named Resource Utilization Groups III (“RUGs”).  PPS as implemented had an adverse impact on the healthcare industry and our lessees’ and borrowers’ business by decreasing payments materially, which adversely impacted our business.  Refinements in the form of temporary add-ons provided some relief until October 1, 2002.  Since then, annual market basket (inflationary) increases have continued to improve payments; however, other federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities.

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

    Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing law.  Moreover, as health care facilities have experienced increasing pressure from private payors attempting to control health care costs, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.  Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities.  We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our lessees’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors.

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

Investment Policies

    Our investment objectives are (i) to provide current income for distribution to our stockholders through investments primarily in health care related facilities, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders' capital.  There can be no assurance that these objectives will be realized.  Our investment policies include making investments in real estate and mortgage notes receivable, highly-liquid cash accounts, and securities of other publicly-held REITs.

    We made new investments in real estate and mortgage assets during 2009 totaling $89,070,000 and we anticipate making additional investments in 2010 that meet our risk profile.  In making new investments, we would consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored patients.  There can be no assurances that investments containing these attributes will be found or closed.

    We will not, without the approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer or employee of NHI, or any affiliate thereof, as the case may be, any of our assets or other property.

    The Board of Directors, without the approval of the stockholders, may alter our investment policies if they determine that such a change is in our best interests and our stockholders’ best interests.  The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons.

    Future investments in health care related facilities or businesses may utilize borrowed funds when it is advisable in the opinion of the Board of Directors.  We may negotiate lines of credit or arrange for other short or long-term borrowings from banks.  We may arrange for long-term borrowings from institutional investors or through public offerings.  We have previously invested and may in the future invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or in mortgage investment pools.

Executive Officers of the Company

    The table below sets forth the name, position and age of each of our executive officers.  Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year.  There is no “family relationship” among any of the named executive officers or with any director.  All information is given as of February 18, 2010:

Name	Position	Age
W. Andrew Adams	Chairman of the Board and Chief Executive Officer	64

J. Justin Hutchens	President and Chief Operating Officer	35

Roger R. Hopkins	Chief Accounting Officer	48

    W. Andrew Adams has been our Chairman of the Board and Chief Executive Officer since our inception in 1991.  Mr. Adams was President and Chief Executive Officer of National HealthCare Corporation (“NHC”) until he resigned those positions in 2004.  He remains on its Board of Directors, and served as Chairman of the Board until 2008.  Mr. Adams served as President of National Health Realty, Inc. (“NHR”) from 1997 until November 2004 and served as Chairman of the Board until NHR was acquired by NHC in 2007.  Mr. Adams serves on the Board of Directors of SunTrust Bank in Nashville, Tennessee.  He received his B.S. and M.B.A. degrees from Middle Tennessee State University.

    J. Justin Hutchens was appointed as the President and Chief Operating Officer of NHI on February 25, 2009.  Prior to joining NHI, he held both regional and national management positions with assisted living and long-term care operating companies.  Mr. Hutchens has national operating experience as the Senior Vice-President & COO of Summerville Senior Living in 2003 until the Summerville merger with Emeritus Senior Living (NYSE:ESC) in 2007 at which time he was appointed the Executive Vice-President & COO role of Emeritus.  He received a B.S. degree in Human Services from the University of Northern Colorado in Greeley, CO.  Mr. Hutchens undertook his graduate studies in Management at Regis University in Denver, CO. He completed an Executive Management Program studying Measurement and Control of Organizational Performance at the University of Michigan in Ann Arbor, MI.

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

    We have a staff of 9, all serving in our corporate office.  Essential services such as internal auditing, tax compliance, information technology and legal services are outsourced to third-party professional firms.

Investor Information

    We maintain a worldwide web site at www.nhinvestors.com.  We publish to this web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases.  We have a policy of publishing these on the web site within two (2) business days after public release or filing with the SEC.

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

    The Annual Stockholders’ meeting will be held at 11:00 a.m. local time on May 7, 2010 at the Center for the Arts, 110 College Street, Murfreesboro, TN.

ITEM 1A. RISK FACTORS.

    We depend on the operating success of our customers (facility operators), whose business is focused in the skilled nursing and assisted living industry, for collection of our revenues during this time of uncertain economic conditions in the U.S.

    Revenues to operators of the Health Care Facilities are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates.  Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and from widely-publicized federal and state budget shortfalls and constraints.  Overall weak economic conditions in the U.S. which affect housing sales, investment returns and personal incomes may adversely affect occupancy rates of assisted living facilities that generally rely on private pay residents.  Expenses for the Health Care Facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service.  Liability insurance and staffing costs continue to increase for our operators.  To the extent any decrease in revenues and/or any increase in operating expenses results in a facility not generating enough cash to make scheduled payments to us, our revenues, net income and funds from operations would be adversely affected.  Such events and circumstances would cause us to evaluate whether there was an impairment of the real estate or mortgage loan that should be charged to earnings.  Such impairment would be measured as the amount by which the carrying amount of the asset exceeded its fair value.  Consequently, we might be unable to maintain or increase our current dividend and the market price of our stock may decline.

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

    Our operators’ businesses are affected by government reimbursement and private payor rates.  To the extent that any of our Health Care Facilities receive a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facilities.  In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures.  Changes in health care reimbursement will likely continue to be of paramount importance to federal and state authorities.  We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry.  There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors.  Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us.  In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.

    We are exposed to the risk that the cash flows of our tenants and mortgagees will be adversely affected by increased liability claims and general and professional liability insurance costs.

    Long-term care facility operators (assisted living and skilled nursing facilities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida.  As a result, general and professional liability costs have increased and may continue to increase.  Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Both Texas and Florida have now adopted skilled nursing facility liability laws that modify or limit tort damages.  Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs.  Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies.  No assurance can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business.  Insurance companies may continue to reduce or stop writing general and professional liability policies for assisted living and skilled nursing facilities.  Thus, general and professional liability insurance coverage may be restricted, very costly or not available, which may adversely affect the facility operators’ future operations, cash flows and financial condition and may have a material adverse effect on the facility operators’ ability to meet their obligations to us.

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

    We are exposed to the risk that our future acquisitions may not prove to be successful.  We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our existing business.  If we agree to provide construction funding to an operator and the project is not completed, we may need to take steps to ensure completion of the project or we could lose the property.  Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results.  These costs may negatively affect our results of operations.

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

    We may incur more debt and intend to replace our current credit facility with longer term debt in the future, which long term debt may not be available on terms acceptable to the Company.

    We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our low debt levels, availability under our unsecured credit facility and cash balance, will enable us to meet our obligations and continue to make investments. While we currently have a very low debt ratio, in the future, we may increase our borrowings. We may incur additional debt by borrowing under our unsecured credit facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction.  In addition, our new unsecured credit facility matures in February 2011.  We intend to replace any amounts drawn under that credit facility with longer term debt.  We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our credit facility at or prior to its maturity, however, at present there is a significant contraction in financial liquidity globally.  In these circumstances, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions.  If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

    We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties.

    Real estate investments are relatively illiquid and, therefore, our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions may be limited.  All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Health Care Facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Transfers of operations of Health Care Facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be less than the net book value or the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The sale of the property or the replacement of an operator that has defaulted on its lease or loan could also be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility.   No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Should such events occur, our income and cash flows from operations would be adversely affected.

    We are exposed to the risk that our assets may be subject to impairment charges.

    We periodically but not less than quarterly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and a non-cash impact on funds from operations in the period in which the write-off occurs.

    We depend on the ability to continue to qualify as a real estate investment trust.

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

    We have ownership limits in our charter contains with respect to our common stock and other classes of capital stock.

    Our charter, subject to certain exceptions, contains restrictions on the ownership and transfer of our common stock and preferred stock that are intended to assist us in preserving our qualification as a REIT.  Under our charter, subject to certain exceptions, no person or entity may own, actually or constructively, more than 9.9% of the outstanding shares of our stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit and such an exemption has been granted to members of the Carl E. Adams family.  These ownership limits may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

    We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests.

    Certain provisions of Maryland law, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control, even if these transactions involve a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Unless our Board of Directors takes action to exempt us, generally or with respect to certain transactions, from this statute in the future, the Maryland Business Combination Act will be applicable to business combinations between us and other persons.  The Company’s Charter and Bylaws also contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock. These provisions include a staggered board of directors, blank check preferred stock, and the application of Maryland corporate law provisions on business combinations and control shares.  The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the Company.

    Other risks.

    See the notes to the consolidated financial statements, “Business” under Item 1 and “Legal Proceedings” under Item 3 herein for a discussion of various governmental regulations and operating factors relating to the health care industry and other factors and the risks inherent in them.  You should carefully consider these risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS.

SKILLED NURSING		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	L	151
NHC HealthCare, Moulton	Moulton	L	136

ARIZONA
Sunbridge Estrella Care & Rehabilitation	Avondale	L	161

FLORIDA
Ayers Health & Rehabilitation Center	Trenton	M	120
Bayonet Point Health & Rehabilitation Center	Hudson	L	180
Bear Creek Nursing Center	Hudson	M	120
Brooksville Healthcare Center	Brooksville	M	180
Cypress Cove Care Center	Crystal River	M	120
Heather Hill Healthcare Center	New Port Richey	M	120
Parkway Health & Rehabilitation Center	Stuart	L	177
Royal Oak Nursing Center	Dade City	M	120
The Health Center of Merritt Island	Merritt Island	L	180
The Health Center of Plant City	Plant City	L	180

GEORGIA
Ashton Woods Rehabilitation Center	Atlanta	M	157
NHC HealthCare, Rossville	Rossville	L	112
The Place at Deans Bridge	Augusta	M	100
The Place at Martinez	Augusta	M	100
The Place at Pooler	Pooler	M	122

IDAHO
Grangeville Health and Rehabilitation Center	Grangeville	L	60

KANSAS
Chanute HealthCare Center	Chanute	M	77
Council Grove HealthCare Center	Council Grove	M	80
Haysville HealthCare Center	Haysville	M	119
Larned HealthCare Center	Larned	M	83
Sedgwick HealthCare Center	Sedgwick	M	62

KENTUCKY
NHC HealthCare, Glasgow	Glasgow	L	206
NHC HealthCare, Madisonville	Madisonville	L	94

MASSACHUSETTS
Buckley HealthCare Center	Greenfield	M	120
Holyoke Health Care Center	Holyoke	M	102
John Adams HealthCare Center	Quincy	M	71
Longmeadow of Taunton	Taunton	M	100

MISSOURI
Charleviox HealthCare Center	St. Charles	M	142

SKILLED NURSING (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
Columbia HealthCare Center	Columbia	M	97
Joplin HealthCare Center	Joplin	M	92
NHC Healthcare, Desloge	Desloge	L	120
NHC Healthcare, Joplin	Joplin	L	126
NHC Healthcare, Kennett	Kennett	L	170
NHC Healthcare, Maryland Heights	Maryland Heights	L	220
NHC HealthCare, St. Charles	St. Charles	L	120

NEW HAMPSHIRE
Epsom HealthCare Center	Epsom	M	108
Maple Leaf HealthCare Center	Manchester	M	114
Villa Crest HealthCare Center	Manchester	M	165

SOUTH CAROLINA
NHC Healthcare, Anderson	Anderson	L	290
NHC Healthcare, Greenwood	Greenwood	L	152
NHC HealthCare, Laurens	Laurens	L	176
UniHealth Post-Acute Care-Orangeburg	Orangeburg	L	88

TENNESSEE
NHC Healthcare, Athens	Athens	L	98
NHC Healthcare, Chattanooga	Chattanooga	L	207
NHC HealthCare, Columbia	Columbia	L	106
NHC HealthCare, Dickson	Dickson	L	211
NHC HealthCare, Franklin	Franklin	L	80
NHC Healthcare, Hendersonville	Hendersonville	L	122
NHC Healthcare, Hillview	Columbia	L	92
NHC Healthcare, Johnson City	Johnson City	L	160
NHC Healthcare, Knoxville	Knoxville	L	139
NHC Healthcare, Lewisburg	Lewisburg	L	102
NHC HealthCare, McMinnville	McMinnville	L	150
NHC HealthCare, Milan	Milan	L	122
NHC Healthcare, Oakwood	Lewisburg	L	60
NHC HealthCare, Pulaski	Pulaski	L	102
NHC Healthcare, Scott	Lawrenceburg	L	62
NHC HealthCare, Sequatchie	Dunlap	L	120
NHC HealthCare, Smithville	Smithville	L	120
NHC Healthcare, Somerville	Somerville	L	84
NHC Healthcare, Sparta	Sparta	L	120
NHC HealthCare, Springfield	Springfield	L	107

TEXAS
Legend Oaks Healthcare and Rehabilitation Center (Northwest)	Houston	L	125
Forest Lane Healthcare Center*	Dallas	L	120
Heritage Manor of Canton*	Canton	L	110
Heritage Oaks*	Arlington	L	204
Heritage Place*	Mesquite	L	149
Hill Country Care Center	Dripping Springs	L	60
Legend Oaks Healthcare and Rehabilitation Center (East)	Houston	L	125
Legend Healthcare & Rehabilitation	Paris	L	120

SKILLED NURSING (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
Pecan Tree Manor	Gainesville	L	122
Legend Oaks Healthcare and Rehabilitation Center	San Antonio	L	125
The Village at Richardson*	Richardson	L	280
Winterhaven Healthcare Center*	Houston	L	160

VIRGINIA
Heritage Hall - Brookneal	Brookneal	M	60
Heritage Hall - Grundy	Grundy	M	120
Heritage Hall - Laurel Meadows	Laurel Fork	M	60
Heritage Hall - Virginia Beach	Virginia Beach	M	90
Heritage Hall - Front Royal	Front Royal	M	60
Heritage Hall - Lexington	East Lexington	M	60
NHC HealthCare, Bristol	Bristol	L	120

ASSISTED LIVING
ARIZONA
The Place at Gilbert	Gilbert	L	40
The Place at Glendale	Glendale	L	38
The Place at Tanque Verde	Tucson	L	42
The Place at Tucson	Tucson	L	60

FLORIDA
Indigo Palms at Daytona	Daytona Beach	L	60
Indigo Palms at Maitland	Maitland	L	116
Savannah Court of Maitland	Maitland	L	151
Savannah Court of Palm Beaches	W. Palm Beach	L	144

ILLINOIS
Bickford of Peoria	Peoria	L	32

MICHIGAN
Bickford of Battle Creek	Battle Creek	L	46
Bickford of Lansing	Lansing	L	46
Bickford of Midland	Midland	L	46
Bickford of Saginaw	Saginaw	L	46

MINNESOTA
Traditions	Owatonna	M	70

NEW JERSEY
Brighton Gardens of Edison	Edison	L	148

OREGON
East Cascade Retirement Community	Madras	M	76

PENNSYLVANIA
Heritage Hill Senior Community	Weatherly	L	143

SOUTH CAROLINA
The Place at Conway	Conway	L	52

ASSISTED LIVING (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
TENNESSEE
The Place at Gallatin	Gallatin	L	49
The Place at Kingsport	Kingsport	L	49
The Place at Tullahoma	Tullahoma	L	49

ACUTE CARE
KENTUCKY
Kentucky River Hospital	Jackson	L	55

INDEPENDENT LIVING CENTERS
IDAHO
Sunbridge Retirement & Rehab for Nampa	Nampa	L	183

MISSOURI
Lake St. Charles Retirement Center	St. Charles	L	180

TENNESSEE
Colonial Hill Retirement Center	Johnson City	L	63
Parkwood Retirement Apartments	Chattanooga	L	30

MEDICAL OFFICE BUILDINGS			Sq. Ft.
FLORIDA
North Okaloosa	Crestview	L	27,017

ILLINOIS
Crossroads	Mt. Vernon	L	12,910

TEXAS
Hill Regional	Hillsboro	L	23,000
Pasadena Bayshore	Pasadena	L	61,500

CORPORATE OFFICE
TENNESSEE	Murfreesboro	N/A	7,000

*Facility was classified as held for sale at December 31, 2009

    The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension.  Leases associated with facilities held for sale at December 31, 2009 are not considered below.  We expect that prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

10-YEAR LEASE EXPIRATIONS
				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent **	Annualized
Year	Expiring	Square Feet*	of Beds	(in thousands)	Gross Rent
2010	1	-	60	275	0.45%
2011	3	35,910	404	2,566	4.19%
2012	1	-	55	2,817	4.61%
2013	2	27,017	148	1,765	2.89%
2014	-	-	-	-	-
2015	-	-	-	-	-
2016	2	-	295	1,815	2.97%
2017	1	-	116	585	0.96%
2018	2	61,500	88	1,083	1.77%
2019	2	-	325	885	1.45%
Thereafter	3	-	6,637	49,379	80.71%

*Rentable Square Feet represents total square footage in four medical office building investments.

**Annualized Gross Rent reflects 2009 actual rent income (exclusive of straight-line rent adjustments).

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

On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) for $32.7 million, ($6.8 million of which was ultimately due to National HealthCare Corporation ("NHC"), which had contributed to the purchase price consideration, under the terms of an inter-creditor agreement between NHI and NHC), with NHI financing 100% of the purchase price, and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the balance of $22,936,000 due December 31, 2008.  On December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case (the “CFA Adversary Proceeding”).  As disclosed in Note 9 of the notes to the consolidated financial statements, CFA’s complaint alleged in part that NHI exercised dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI had used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleged that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  NHI denied CFA’s claims and filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office.  In December 2009, NHI agreed to purchase the six Florida properties (which are leased to a third-party for $6.2 million annually, plus escalators over the initial lease term expiring in 2014) from CFA for a total of $67 million; CFA agreed to pay the full amount of its outstanding balance due to NHI as a credit against the purchase price (CFA had continued to pay interest of 9.5% on the principal amount due during the bankruptcy); and the parties agreed to dismiss with prejudice their respective claims in the CFA Adversary Proceeding.  The transaction and the resolution of the claims were approved by both the bankruptcy court and the Tennessee Attorney General’s Office.  The transaction closed on February 1, 2010.

    In November 2008, NHI was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that that OTAG was investigating transactions between NHI and three Tennessee nonprofit corporations, including CFA.  NHI has provided OTAG with requested information and documents.  OTAG has agreed as part of the resolution of the CFA Adversary Proceeding that it will take no further action based on NHI’s relationship with CFA.  At this time, however, NHI does not know whether OTAG will commence any legal proceedings with respect to any transaction with any other nonprofit corporation or, if so, what relief will be sought.

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserts that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleges that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint seeks no relief from NHI itself.

PART II

ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    The Company’s Charter contains certain provisions which are designed to ensure that the Company’s status as a real estate investment trust is protected for federal income tax purposes.  One of these provisions prohibits any stockholder from owning, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s stock.  In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants.  Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family.  These written agreements are intended to restate and replace the parties’ prior verbal agreement.  These agreements were entered into in connection with the Company’s announcement in 2008 of a stock purchase program pursuant to which the Company subsequently purchased 194,100 shares of its common stock in the public market from its stockholders.

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

Common Stock Market Prices and Dividends

    Our common stock is traded on the New York Stock Exchange under the symbol “NHI”.  As of February 18, 2010, there were approximately 1,000 holders of record of shares and approximately 12,800 beneficial owners of the shares.

    High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2009			2008
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$28.94	$21.00	$.55	$33.45	$27.18	$.63
June 30	29.46	24.40	.55	32.83	27.96	.55
September 30	34.58	26.05	.55	35.00	27.52	.55
December 31	37.90	29.50	.65	33.84	17.10	.69

    The closing price of our stock on February 18, 2010 was $36.07.

    We currently maintain two equity compensation plans: the NHI 1997 Stock Option Plan (“the 1997 Plan”) and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”).  Each of these plans has been approved by our stockholders.  The following table provides information as of December 31, 2009 about our common stock that may be issued upon grants of restricted stock and the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	253,836	$27.72	1,078,967(a)

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

ITEM 5.  SELECTED FINANCIAL DATA.

    The following table represents our financial information for the five years ended December 31, 2009.  This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 6.

NATIONAL HEALTH INVESTORS, INC.

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share amounts)

	Years Ended December 31,
STATEMENT OF INCOME DATA:	2009	2008(a)	2007(a)	2006(a)	2005(a)
Net revenues	$64,221	$58,005	$57,506	$57,382	$58,757
Non-operating income	8,581	6,487	12,464	12,721	22,331

Income from continuing operations	58,136	51,579	75,571	56,561	48,850
Discontinued operations:
Operating income (loss) - discontinued operations	6,093	5,931	7,726	6,853	4,785
Net gain on dispositions and deconsolidation	-	-	13,138	5,814	773
Net income	$64,229	$57,510	$96,435	$69,228	$54,408

PER SHARE DATA:
Basic earnings per share:
Income from continuing operations	$2.11	$1.86	$2.73	$2.04	$1.76
Discontinued operations	0.22	0.22	0.75	0.46	0.20
Net income per common share	$2.33	$2.08	$3.48	$2.50	$1.96
Diluted earnings per share:
Income from continuing operations	$2.10	$1.86	$2.72	$2.04	$1.76
Discontinued operations	0.22	0.21	0.75	0.45	0.19
Net income per common share	$2.32	$2.07	$3.47	$2.49	$1.95

OTHER DATA:
Common shares outstanding	27,629,505	27,580,319	27,752,239	27,752,239	27,830,439
Weighted average common shares:
Basic	27,586,338	27,706,106	27,703,464	27,744,868	27,699,887
Diluted	27,618,300	27,731,951	27,783,862	27,778,764	27,830,886
Common dividends declared per share(b)	$2.30	$2.42	$2.85	$2.37	$1.80

BALANCE SHEET DATA: (at year end)
Mortgages and other notes receivable, net	$94,588	$108,640	$141,655	$99,532	$118,800
Real estate properties, net	223,861	181,332	187,455	235,199	263,129
Total assets	459,360	457,106	500,732	598,198	590,589
Debt	-	3,987	9,512	113,492	117,252
Convertible subordinated debentures	-	-	-	-	201
Total stockholders' equity	434,612	429,615	446,138	431,671	424,968

(a) Prior period financial information has been reclassified for presentation of operations discontinued during 2009, along with reclassification of certain balance sheet line items to conform to the 2009 presentation.                                                                                                                   (b) Including special dividends

ITEM 6.

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

Executive Overview

    National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care industry.  As of December 31, 2009, we had ownership interests in real estate and mortgage investments (excluding assets held for sale) with a carrying value totaling approximately $318,449,000 and other investments in preferred stock and marketable securities of $59,454,000 resulting in total invested assets of $377,903,000.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by acquiring properties to lease nationwide and making mortgage loans, primarily in the long-term health care industry.

Portfolio

    At December 31, 2009, our continuing operations consisted of investments in real estate and mortgage notes receivable in 108 health care facilities located in 20 states consisting of 78 skilled nursing facilities, 21 assisted living facilities, 4 medical office buildings, 4 independent living centers, and 1 acute care hospital.  These investments consisted of approximately $223,861,000 of net real estate investments with 16 lessees and $94,588,000 aggregate carrying value of loans to 14 borrowers.

    Of these 108 facilities, 41 are leased to NHC, a publicly-held company and our largest customer.  During 2009, our rental income totaled $55,076,000, of which $34,782,000 or 63% was from facilities leased by NHC.  These 41 facilities include 4 centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.  NHC was our investment advisor until November 1, 2004.

    Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our real estate portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 16.8% of our total real estate portfolio on December 31, 2009, based on the net book value (carrying amount) of these properties.  In 1991, these assets were transferred by NHC to us at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC's books for as many as 20 years.  As a result, we believe that the current fair market value of these assets is significantly in excess of their net book value.  To illustrate, rental income in 2009 from NHC was $34,782,000 or approximately 65.2% of our net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

    As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, state survey results and other relevant information.

The following tables summarize our investments in real estate (excluding corporate office and assets held for sale) and mortgage notes receivable as of December 31, 2009:

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	47	6,260		$118,528,000
Assisted Living Facilities	19	1,357		82,643,000
Medical Office Buildings	4	124,427	*	8,739,000
Independent Living Facilities	4	456		7,177,000
Hospitals	1	55		5,998,000
Total Real Estate Properties	75			223,085,000

Mortgage Notes Receivable
Skilled Nursing Facilities	31	3,481		90,102,000
Assisted Living Facilities	2	146		4,486,000
Total Mortgage Notes Receivable	33	3,627		94,588,000

Total Portfolio	108			$317,673,000

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	75	70.2%		$223,085,000
Mortgage Notes Receivable	33	29.8%		94,588,000
Total Portfolio	108	100.0%		$317,673,000

Summary of Facilities by Type
Skilled Nursing Facilities	78	65.6%		$208,630,000
Assisted Living Facilities	21	27.4%		87,129,000
Medical Office Buildings	4	2.8%		8,739,000
Independent Living Facilities	4	2.3%		7,177,000
Hospitals	1	1.9%		5,998,000
Total Real Estate Portfolio	108	100.0%		$317,673,000

Portfolio by Operator Type
Public	48	26.5%		$84,255,000
Regional	51	66.0%		209,599,000
Small	9	7.5%		23,819,000
Total Real Estate Portfolio	108	100.0%		$317,673,000

Public Operators
National HealthCare Corp.	41	16.8%		$53,365,000
Sunrise Senior Living, Inc.	1	3.8%		11,963,000
Community Health Systems, Inc.	4	3.5%		11,262,000
Sun Healthcare Group, Inc.	2	2.4%		7,665,000
Total Public Operators	48	26.5%		$84,255,000

    Operators who operate more than 3% of our total real estate investments are as follows: National HealthCare Corp.; Community Health Systems, Inc.; RGL Development, LLC; Legend Healthcare, LLC; American HealthCare, LLC; Senior Living Management Corporation, LLC; Health Services Management, Inc.; ElderTrust of Florida, Inc.; Sunrise Senior Living, Inc.; SeniorTrust of Florida, Inc.; and Bickford Senior Living.

    As of December 31, 2009, the average effective annual rental income was $5,948 per bed for skilled nursing facilities, $7,651 per bed for assisted living facilities, $14 per square foot for medical office buildings, $3,447 per bed for independent living facilities and $51,081 per bed for hospitals.

    We invest a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At December 31, 2009, our investments in preferred and common shares of publicly-held REITs were $58,317,000 and our investments in other available for sale marketable securities were $1,137,000.  Refer to Notes 5 and 6 of our consolidated financial statements for further information.

Areas of Focus

    We are evaluating and will potentially make new investments in 2010 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our total book capitalization.  New investments in real estate and mortgage notes may be funded by our liquid investments and, if needed, by external financing.  We intend to make new investments that meet our risk criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

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

    Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management.  For real estate properties, the need to recognize an impairment is evaluated on a property by property basis.  Recognition of an impairment is based upon estimated undiscounted future cash flows from a property compared to the carrying amount of the property and may be affected by management’s plans, if any, to dispose of the property.

    For notes receivable, impairment recognition is based upon an evaluation of the estimated collectability of loan payments and general economic conditions on a specific loan basis.  On a quarterly basis, we review our notes receivable for realizability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

    We evaluate our marketable equity securities for other-than-temporary impairments.  An impairment of a marketable equity security would be considered “other-than-temporary” unless we have the ability and intent to hold the investment for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment and evidence indicates the cost of the investment is recoverable within a reasonable period of time.

    While we believe that the carrying amounts of our properties are recoverable and our notes receivable, marketable securities and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

    2)  Revenue recognition - mortgage interest and rental income - We collect interest and rent from our customers.  Generally, our policy is to recognize revenues on an accrual basis as earned.  However, there are certain of our customers, for whom we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not probable of collection until received.  For these investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected.  We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due.  This policy could cause our revenues to vary significantly from period to period.  Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments.

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

Real Estate and Mortgage Notes Receivable Write-downs and Recoveries

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

    The following table summarizes our write-downs and recoveries for the last three years for both continuing and discontinued operations:

Write-downs (Recoveries)	Years ended December 31,
(in thousands)	2009	2008	2007
Real estate	$25	$1,986	$-
Mortgages & Notes Receivable	(1,077)	-	(24,238)
	$(1,052)	$1,986	$(24,238)

In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a Georgia nursing home and recorded a recovery of amounts previously written down of $1,077,000.

    During 2008, we recorded an impairment charge of $1,986,000 related to two Kansas facilities to reduce the carrying value of these facilities to fair value, less the cost of selling the facilities.  One of the facilities, located in Hoisington, Kansas, was sold in November of 2008.  The remaining facility, located in Emporia, Kansas, was sold during the first quarter of 2009.  Prior to selling the Emporia facility, an additional impairment charge of $25,000 was recorded to further reduce its carrying value.

    During 2007, two mortgage notes receivable were paid off, resulting in recoveries of amounts previously written down of $23,000,000.  In addition, a recovery from a previous write down of our investment in a mortgage investment pool amounted to $1,238,000.  The early payoff of the Health Services Management of Texas, LLC (“HSM”) loan resulted in $21,300,000 of recoveries of amounts previously written down in 2000, 2001, and 2002 due to significant non-payment issues with the original borrower.  The original borrower and personal guarantor filed bankruptcy, and then the facilities were sold to HSM.  The new owner significantly improved operations due in large part to increased reimbursement rates to long-term care facilities by the State of Texas.  In 2007, HSM was able to obtain refinancing at a lower interest rate to pay off our notes.

    See Notes 3 and 4 to our consolidated financial statements for details of the properties identified as impaired real estate investments and non-performing loans.  We believe that the carrying amounts of our real estate properties are recoverable and notes receivable are realizable (including those identified as impaired or non-performing) and supported by the value of the underlying collateral.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

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

    For the year ended December 31, 2009, we received cash redemptions of principal from the Fund and IMA totaling $8,491,000.  Net realized gains for the same period were $538,000 and were recognized as non-operating income.  As of December 31, 2009, both the Fund and the IMA were fully liquidated.

    During the fourth quarter of 2009, we sold 100,000 common shares of LTC Properties, Inc. for an average price of $26.00 per share.  As a result of the sale, we recorded $1,931,000 as a gain on the sale, $717,000 of which was a recovery of a previously recorded other-than-temporary impairment.

Litigation Involving Significant Borrower

At December 31, 2009, we had a non-performing mortgage note receivable from Care Foundation of America (“CFA”) with a principal balance of $22,936,000.  As disclosed in Note 9 to the consolidated financial statements, CFA filed a Chapter 11 bankruptcy petition and initiated an adversary proceeding complaint against us.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  Under an Agreed Order by the bankruptcy court, NHI received interest payments during the period of the Chapter 11 proceedings at an annual interest rate of 9.5% on the unpaid principal balance beginning January 1, 2009.  During 2009, we received payment and recognized interest income of $1,837,000 from CFA, of which $549,000 was recognized during the three months ended December 31, 2009.  In December 2009, NHI agreed to purchase the six Florida properties (which are leased to a HSM for $6,200,000 annually, plus escalators over the initial lease term expiring in 2014) for a total of $67,000,000.  The transaction closed on February 1, 2010.  We funded the purchase with the full satisfaction of the $23,300,000 in principal and interest on a mortgage note due from CFA, $29,700,000 in cash deposits and $14,000,000 in advances from NHI’s revolving credit facility.

Acquisition of Real Estate

    During 2009, we purchased and leased back four skilled nursing facilities in Texas from affiliates of Legend Healthcare, LLC, (“Legend”) a privately owned company and one of our current lease customers.  The total purchase price of the four facilities was $55,550,000.  The purchase price was funded from our accumulated cash.  The four facilities are being leased to Legend for a term of 15 years at an initial lease rate of 10%, or $5,555,000, plus a fixed annual rent escalator.  Legend has the option to purchase the facilities after 7 years for $55,550,000 if the appraised value is less than $60,000,000.  If the appraisal value is greater than $60,000,000, the purchase price will be $55,550,000 plus one-half of the appraised value of the facilities in excess of $60,000,000.

    During the fourth quarter of 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) involving four assisted living facilities in Michigan and one in Illinois.  Of the $28,250,000 purchase price, $25,250,000 was funded from our accumulated cash with the remainder to be paid as contingent consideration over the next three years based on Bickford’s achievement of certain operating financial thresholds.  At December 31, 2009, we have recorded the contingent consideration of $3,000,000 as a liability to Bickford as we consider the payment of this amount to be probable.  The minimum lease payments to NHI will increase at 9.5% of any contingent consideration paid by NHI.  The five facilities are being leased to Bickford over 15 years at an initial lease rate of 9.5% plus annual fixed escalators.

    During 2009, we paid $769,000 for our corporate office in Murfreesboro, Tennessee.

    As discussed in Notes 4 and 9, in December 2009 we agreed to purchase six Florida skilled nursing facilities from Care Foundation of America, Inc. (CFA) for a total of $67,000,000 and finalized the acquisition on February 1, 2010.  The facilities are leased to affiliates of Health Services Management, Inc., which commenced October 1, 2009, for $6,200,000 annually, plus a 3% escalator starting at the beginning of the third lease year.  The lease expires in 2014 and the tenant has a 3 year optional renewal term.  The facilities have been part of our mortgage loan portfolio for 16 years.  The purchase resulted in the dismissal of pending litigation between NHI and CFA.  We funded the purchase with the full satisfaction of the $23,300,000 in principal and interest on a mortgage note due from CFA, $29,700,000 in cash deposits and $14,000,000 in advances from NHI’s revolving credit facility.

Disposition of Assets

    In December 2009, we accepted an earnest money deposit of $150,000 from the current lessee as part of negotiations to sell six skilled nursing facilities in Texas.  We have classified these properties as held for sale in our Consolidated Balance Sheet as of December 31, 2009.  The planned sale of these facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.

    Our skilled nursing facility in Emporia, Kansas was sold during the first quarter of 2009 for its carrying value of $175,000.

    We previously owned and operated 16 long-term health care facilities that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities (in 2001 and 2004) to unrelated not-for-profit entities, providing 100% financing (the “Foreclosure Properties”).  While the original sales were recognized for tax purposes under the installment sale method, the operating revenues and expenses of these facilities continued to be recorded in the consolidated statements of income until such time as the down payment and continuing investment criteria of US GAAP were met, at which time we would account for the sales under the full accrual method.  No installment payments had been made by the borrowers.  On December 31, 2007, the criteria for recording the sales were met.  Net assets having a book value of $54,350,000 were deconsolidated, mortgage notes receivable of $66,819,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $12,469,000.  On December 31, 2007, we received irrevocable bank letters-of-credit from the borrowers totaling $10,200,000 to guarantee down payments on the original notes and commitments to make monthly principal and interest payments to us to amortize the remaining note balances.  In January 2008, we received down payments on the notes receivable of $19,100,000 and began receiving payments of principal and interest totaling $417,000 each month.

    In May 2007, we completed the sale of a facility in Milwaukee, Wisconsin to a third party and recognized a gain on sale of $669,000.  Net cash proceeds were $2,288,000 and the carrying value of the property and equipment sold was $1,619,000.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

    The results of operations for facilities included in assets held for sale or facilities sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

Operating Income and Expense

    Net income for the year ended December 31, 2009 was $64,229,000 versus $57,510,000 in 2008, an increase of 11.68% due primarily to higher rent income from existing and new leases and realized gains and recoveries on sales of marketable securities.  Fully diluted earnings per common share were $2.32 in 2009 versus $2.07 in 2008, an increase of $.25 or 12.08%.

    Total revenues from continuing operations for the year ended December 31, 2009 were $64,221,000 versus $58,005,000 in 2008, an increase of 10.7%.  Our revenues consist primarily of rental income from leases of our owned facilities and mortgage interest income from our borrowers.  Rental income increased $6,737,000 or 13.94%, which consists of (1) an increase of $3,163,000 from Legend for new leases that commenced in July and August, 2009, (2) the receipt and recognition of $2,000,000 in past-due rent from RGL Development, LLC, (3) percentage rent from NHC of $1,082,000 related to 2008 and 2009, (4) an increase of $307,000 related to a lease that commenced in Orangeburg, SC in October 2008, and (5) various smaller items totaling $185,000.  Rental income from our largest customer, NHC, was $34,782,000 for 2009, an increase of $1,082,000 or 3.21% when compared to the prior year.  Our master lease with NHC includes a provision whereby NHC will pay 4% of the amount, if any, by which the gross revenue of each NHC facility exceeds the facility’s revenue for the 2007 base year.  The financial impact of our investments in real estate during 2009 is expected to increase total rental income in 2010.  As described earlier, the acquisition of the CFA facilities is expected to increase total rental income in 2010.

    Mortgage interest income decreased $521,000 or 5.39% due, in part, to (1) a decrease of $721,000 due to the scheduled principal amortization of our loans, and (2) a decrease of $688,000 due to the payoff of certain of our loans in 2009.  These decreases were offset, in part, by (1) the collection of past-due interest of $654,000 on a mortgage note receivable from Osceola Healthcare, and (2) interest of $234,000 on a mortgage note purchased at a discount.  As described earlier, the settlement of the mortgage note receivable from CFA on February 1, 2010 will cause interest recognized from this borrower to decrease $1,473,000 in 2010.  Unless we continue to make new investments in mortgages in 2010 and future years, our interest income will decrease due to the normal amortization of our loans.

    Total expenses (excluding loan and realty recoveries which are required to be shown as a reduction of expenses for financial statement purposes) were $15,743,000 for the year ended December 31, 2009 versus $12,913,000 for 2008, an increase of 21.92% due primarily to (1) an $868,000 increase in depreciation as a result of property acquisitions during 2009, (2) a $356,000 increase in legal fees primarily related to the CFA litigation, (3) a $1,670,000 increase in general and administrative expenses as a result of higher payroll and non-cash compensation related to additions to our corporate management and staff, and (4) smaller decreases totaling $64,000.  Due to our acquisitions in late 2009 and February 2010, depreciation expense is expected to increase significantly in 2010.

Non-Operating Income

    Non-operating income primarily includes dividends and interest on our investments in cash and marketable securities and realized gains and losses on sales of our marketable securities.  Non-operating income was $8,581,000 in 2009 versus $6,487,000 in 2008, a 32.28% increase due primarily to gains and recoveries recognized on sales and redemptions of marketable securities which totaled $2,402,000.  Historically, we have maintained substantial cash reserves and, accordingly, interest income has been a significant part of non-operating income.  We have made property and mortgage investments during 2009 totaling $86,070,000 by using our cash reserves and, as expected, have seen a decline in our interest income from cash deposits.

Discontinued Operations

    In January 2009, we received in cash and recognized income of $642,000 on the settlement of a terminated lease of one of our former Texas facilities which was sold in 2005 to a third-party operator.

    In March 2009, we completed the sale of a closed facility in Emporia, Kansas for net proceeds of $175,000.  The facility was classified as held for sale at December 31, 2008.  In February 2009, we recorded an impairment charge of $25,000 to reduce its carrying value to expected proceeds, less the cost to sell the facility.  This is one of two facilities in Kansas that we sold.  In November 2008, we sold our Hoisington facility.  During 2008, we recorded an impairment charge of $1,986,000 relating to the two facilities to reduce the carrying value of these facilities to fair value, less the estimated cost to sell the facilities.  The income (loss) from discontinued operations of these facilities for the years ended December 31, 2009, 2008 and 2007 was $0, ($2,044,000) and $73,000, respectively.

    In June 2009, we recognized into income for financial and tax purposes $1,494,000 related to the cancelation of liabilities which existed at the date of sale in 2004 of a skilled nursing facility in Washington.  In 2008, we recognized into income $4,122,000 related to the cancellation of liabilities relating to two other skilled nursing facilities in Washington.  We recognized this income at the expiration of the five-year statute of limitations, as management concluded based on advice from counsel that we were legally released from any potential liability settlements.  The income, including the income related to the cancelation of liabilities, from discontinued operations of these facilities for the years ended December 31, 2009, 2008 and 2007 was $1,479,000, $4,104,000 and $31,000, respectively.

    We have classified six facilities in Texas as held for sale in our Consolidated Balance Sheet as of December 31, 2009.  Additionally, we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.  The income from discontinued operations for these facilities for the years ended December 31, 2009, 2008 and 2007 was $3,997,000, $3,871,000 and $3,397,000, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

    The results of operations for facilities included in assets held for sale or facilities sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

Operating Income and Expense

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

    Total revenues from continuing operations for the year ended December 31, 2008 were $58,005,000 versus $57,506,000 in 2007, an increase of 1%.  Our revenues consist of mortgage interest income from our borrowers and rental income from leases of our owned facilities.  Mortgage interest income decreased $1,642,000 or 14.5% due to the accelerated payment of principal by a large borrower and the payoff of a note having a principal balance of $7,050,000 at maturity.  Collections and prepayments during 2008 were $33,015,000 versus $59,118,000 in 2007.  Rental income increased $2,141,000 or 4.6% due mainly to better negotiated lease terms on renewal for our existing tenants which accounted for $2,041,000 and rent income of $100,000 from a tenant in our Orangeburg, SC facility acquired in September 2008.  Rental income from our largest customer, NHC, was $33,700,000 for 2008 and 2007, respectively.  Our master lease with NHC includes a provision whereby NHC will pay 4% of the amount, if any, by which the gross revenue of each NHC facility exceeds the facility’s revenue for the 2007 base year.  We purchased the Orangeburg facility in 2008.

    Total expenses (excluding loan and realty recoveries which are required to be shown as a reduction of expenses for financial statement purposes) were $12,913,000 for the year ended December 31, 2008 versus $18,637,000 for 2007, a decrease of 30.7% due primarily to lower interest expense.  For 2008, interest expense was $307,000 versus $4,625,000 in 2007, a decrease of 93.4%.  In July 2007, we paid in full our $100 million unsecured public notes having an interest rate of 7.3%.  For 2008, legal expense was $1,598,000 versus $1,079,000 in 2007, an increase of 48.1% due to the consideration of various strategic alternatives to enhance stockholder value in our common shares and expenses associated with a threatened lawsuit by one of our major customers, Care Foundation of America, Inc.  For 2008, general and administrative expense was $3,585,000 versus $5,657,000 in 2007, a decrease of $2,072,000 or 36.6% consisting primarily of $1,863,000 related to the termination of our advisory agreement with MAS on March 31, 2008.  Net loan and realty recoveries were reported as a decrease in expenses and amounted to $24,238,000 in 2007 as two mortgage notes receivable were paid off, the largest recovery of $21,300,000 being the payoff of the HSM-Texas note of $44,500,000.  Another recovery of $1,700,000 related to the payoff of a mortgage note of $5,721,000 from a former American Medical Associates facility in Florida.  A recovery from a previous write down of our investment in a mortgage investment pool amounted to $1,238,000.

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

Discontinued Operations

    Our income from discontinued operations in 2008 is described above.

    On December 31, 2007, we recognized the sale of the Foreclosure Properties in New England, Missouri and Kansas and recorded mortgage notes receivable secured by the properties with a carrying value of $66,819,000.  The sale resulted in a net gain on sale and deconsolidation of $12,469,000.  The net carrying value of the assets and liabilities deconsolidated was $54,350,000.  The income from the discontinued operations of these facilities for the year ended December 31, 2007 was $3,575,000.

    In May 2007, we completed the sale of a facility in Milwaukee, Wisconsin to a third party and recognized a gain on sale of $669,000.  Net proceeds were $2,288,000 and the carrying value of the property and equipment sold was $1,619,000.  The income from the discontinued operations of this facility for the year ended December 31, 2007 was $650,000.

Liquidity and Capital Resources

Sources and Uses of Funds

    Our primary sources of cash include rent and interest receipts, proceeds from the sales of real property and principal payments on notes receivable.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property acquisitions and general and administrative expenses.

    These sources and uses of cash are reflected in our consolidated statements of cash flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2009	12/31/2008	$	%	12/31/2007	$	%
Cash and cash equivalents
at beginning of period	$100,242	$75,356	$24,886	33%	$158,815	$(83,459)	(53%)

Cash provided from (used
in) operating activities	69,212	67,134	2,078	3%	66,529	605	1%

Cash provided from (used
in) investing activities	(55,278)	52,173	(107,451)	(206%)	21,431	30,742	143%

Cash provided from (used
in) financing activities	(68,458)	(94,421)	25,963	27%	(171,419)	76,998	45%

Cash and cash equivalents
at end of period	$45,718	$100,242	$(54,524)	(54%)	$75,356	$24,886	33%

    Net cash flows provided by discontinued operations of the Texas facilities during 2009, 2008 and 2007 were $5,000,000, $5,000,000 and $4,652,000, respectively.

    The notes to the consolidated financial statements describe the significant transactions that impacted our cash flows from operating, investing and financing activities of the facilities during 2009.

    Operating Activities – Net cash provided by operating activities was $69,212,000 in 2009 versus $67,134,000 in 2008, an increase of 3.1%.  Net cash provided by operating activities in 2009 consists of net income of $64,229,000 adjusted by the following non-cash items: depreciation of $8,621,000, net realized gains on sales of marketable securities of $2,404,000 and working capital changes and smaller items totaling $1,234,000.  Working capital changes affecting cash were primarily due to the timing of payments of accounts payable and accrued expenses.

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

    Investing Activities – Cash used in investing activities in 2009 was $55,278,000 versus cash provided by investing activities in 2008 of $52,173,000.  Cash used to fund real estate purchases and mortgage loans in 2009 was $81,569,000 and $4,501,000, respectively.  Cash was generated from collections and prepayments of mortgage loans of $19,630,000, proceeds from the sale of marketable securities (net of purchases) of $10,987,000 and real estate sales of $175,000.  We intend to make new investments in 2010 if such investments meet our risk profile and targeted investment returns.

    Net cash provided by investing activities was $52,173,000 in 2008.  Collections and prepayments on mortgages and other notes receivable in 2008 was $33,015,000 and consisted of (1) a $15,000,000 payment from ElderTrust of Florida, Inc., (2) a $4,100,000 down-payment from SeniorTrust of Florida, Inc., (3) collection of $7,050,000 as payment in full on a note from NHR, and (4) $6,865,000 of routine collections.  Cash used in the acquisition of the Orangeburg, SC facility amounted to $4,015,000.  Cash used for equipment purchases was $33,000.  Cash proceeds from the disposition of the Hoisington, KS facility amounted to $42,000.  During 2008, we made no new investments in mortgage or other notes receivable.  Sales of marketable securities relate to transactions in an enhanced cash fund.

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

    Financing Activities – Cash flows used in financing activities for 2009 were primarily the result of $64,549,000 of dividends paid and $3,987,000 in scheduled debt payments.  The decrease in cash used in financing activities when 2009 is compared to 2008 is primarily due to a $0.22 special dividend paid during 2008 compared to a $0.10 special dividend paid during 2009 as well as $3,621,000 used to repurchase 194,100 shares of our common stock in 2008.

    Net cash used in financing activities in 2008 decreased from 2007 primarily due to $98,455,000 less in scheduled principal payments on debt in 2008.

Liquidity

    At December 31, 2009, our liquidity was strong, with cash and highly-liquid marketable securities of $67,040,000.  Cash proceeds from loan payoffs and the recovery of previous writedowns have been distributed as dividends to stockholders, used to retire our indebtedness and accumulated in bank deposits for the purpose of making new mortgage loans and real estate investments.  At December 31, 2009, we had no debt.

    Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) continues to increase from our normal operating cash flows from core business investments in leases and mortgage notes as shown in our consolidated financial statements.

    On February 1, 2010 we closed on a $100,000,000 unsecured revolving credit facility to fund new healthcare real estate investments.  The new credit facility, which was provided by Regions Bank as agent and Pinnacle National Bank as a participating bank, bears interest at a margin of 250 basis points over LIBOR with a floor of 1% and matures in February 2011.  The facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements.

    We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2009 and thereafter.  We declared total annual dividends of $2.30 per share to stockholders of record in 2009, $2.42 to stockholders of record in 2008, and $2.85 to stockholders of record in 2007.  Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2009, 2008 and 2007 dividends declared included special dividends of $.10, $.22 and $.85 per common share, respectively.

Off Balance Sheet Arrangements

    We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At December 31, 2009, we did not participate in any such financial instruments.

Contractual Obligations

As of December 31, 2009, our contractual payment obligations and commitments were as follows (in thousands):

	Total	Year 1	Year 2	Year 3
Real estate purchase liability	$70,000	$67,500	$1,000	$1,500
Capital improvements	750	750	-	-
Mortgage note advances	250	250	-	-
	$71,000	$68,500	$1,000	$1,500

Contingency

    As noted above, during the fourth quarter of 2009 we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in contingent payments to be made over the next three years based on Bickford’s expected achievement of certain operating financial thresholds.

Commitments

    As of December 31, 2009, we had pending commitments related to two health care real estate projects: (1) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated, and (2) we were committed to fund an additional $250,000 on a mortgage note receivable.  We have sufficient liquidity to fund these commitments and to finance new investments.

    In December 2009, NHI agreed to purchase the six Florida properties (which are leased to a third-party for $6.2 million annually, plus escalators over the initial lease term expiring in 2014) from CFA for a total of $67 million.

Funds From Operations

    Our funds from operations (“FFO”) were $72,594,000 for the year ended December 31, 2009, versus $65,207,000 in 2008, an increase of 11.3%.  The increase in FFO was primarily the result of (1) $3,484,000 from new leases that commenced during the year, (2) $2,000,000 collected in past-due lease payments, (3) $1,082,000 in percentage rent from NHC and other smaller items totaling $821,000.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.

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

    The results of operations for facilities included in assets held for sale or facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported FFO.  The net gain on sale of real estate and the deconsolidation of the Foreclosure Properties previously consolidated is not an element of FFO in 2007.

The following table reconciles net income to FFO (dollar amounts in thousands, except per share amounts):

Year Ended December 31,	2009	2008	2007

Net income	$64,229	$57,510	$96,435
Elimination of certain non-cash items in net income:
Real estate depreciation - continuing operations	7,373	6,667	6,877
Real estate depreciation - discontinued operations	992	1,030	4,780
Gain on partial land sale - continuing operations	-	-	(42)
Gain on dispositions and deconsolidation - discontinued operations	-	-	(13,138)
Funds from operations	$72,594	$65,207	$94,912

BASIC
Weighted average common shares outstanding	27,586,338	27,706,106	27,703,464
Basic FFO per common share	$2.63	$2.35	$3.43

DILUTED
Weighted average common shares outstanding	27,618,300	27,731,951	27,783,862
Diluted FFO per common share	$2.63	$2.35	$3.42

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

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Equity Price Risk

    We consider our investments in marketable securities of $21,322,000 at December 31, 2009 as available-for-sale securities.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $2,132,200 change in the fair value of our investments in marketable securities.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

February 20, 2010

NATIONAL HEALTH INVESTORS, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2009	2008
Assets
Real estate properties:
Land	$28,490	$26,310
Buildings and improvements	322,296	284,596
	350,786	310,906
Less accumulated depreciation	(126,925)	(129,574)
Real estate properties, net	223,861	181,332
Mortgage notes receivable, net	94,588	108,640
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	45,718	100,242
Marketable securities	21,322	26,594
Accounts receivable, net	2,189	1,734
Assets held for sale, net	33,420	200
Deferred costs and other assets	130	232
Total Assets	$459,360	$457,106

Liabilities and Stockholders' Equity
Notes and bonds payable	$-	$3,987
Earnest money deposit	150	-
Real estate purchase liability	3,000	-
Accounts payable and accrued expenses	2,754	4,359
Dividends payable	17,959	19,030
Deferred income	885	115
Total Liabilities	24,748	27,491

Commitments and Contingencies

Stockholders' Equity
Common stock, .01 par value; 40,000,000 shares authorized; 27,629,505 and
27,580,319 shares issued and outstanding, respectively	276	276
Capital in excess of par value	459,842	458,911
Cumulative net income	900,611	836,382
Cumulative dividends	(940,220)	(876,742)
Unrealized gains on marketable securities	14,103	10,788
Total Stockholders' Equity	434,612	429,615
Total Liabilities and Stockholders' Equity	$459,360	$457,106

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Rental income	$55,076	$48,339	$46,198
Mortgage interest income	9,145	9,666	11,308
	64,221	58,005	57,506
Expenses:
Interest expense	85	308	4,625
Depreciation	7,629	6,761	6,928
Amortization of loan costs	90	15	75
Legal expense	1,954	1,598	1,079
Franchise, excise, and other taxes	730	646	273
General and administrative	5,255	3,585	5,657
Loan and realty losses (recoveries)	(1,077)	-	(24,238)
	14,666	12,913	(5,601)
Income before non-operating income	49,555	45,092	63,107
Non-operating income (investment interest and other)	8,581	6,487	12,464
Income from continuing operations	58,136	51,579	75,571
Discontinued operations
Income from operations - discontinued	6,093	5,931	7,726
Net gain on dispositions and deconsolidation	-	-	13,138
Income from discontinued operations	6,093	5,931	20,864
Net income	$64,229	$57,510	$96,435

Weighted average common shares outstanding:
Basic	27,586,338	27,706,106	27,703,464
Diluted	27,618,300	27,731,951	27,783,862
Earnings per share:
Basic:
Income from continuing operations	$2.11	$1.86	$2.73
Discontinued operations	0.22	0.22	0.75
Net income per common share	$2.33	$2.08	$3.48
Diluted:
Income from continuing operations	$2.10	$1.86	$2.72
Discontinued operations	0.22	0.21	0.75
Net income per common share	$2.32	$2.07	$3.47

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$64,229	$57,510	$96,435
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	8,621	7,943	11,751
Amortization of loan costs	90	15	75
Amortization of deferred income	(39)	(22)	(26)
Provision for loan and realty losses (recoveries)	(1,077)	-	(24,238)
Impairment of real estate assets in discontinued operations	25	1,986	-

Net gain on dispositions and deconsolidations of discontinued operations	-	-	(13,138)
Gain on asset disposals in non-operating income	-	-	(42)
Gain on payoff of note receivable	-	-	(468)
Share-based compensation	853	7	543
Other-than-temporary impairment of marketable securities	-	2,065	-
Net realized (gain) loss on sales of marketable securities	(2,404)	410	(1,029)
Deferred income	959	-	-
Changes in operating assets and liabilities:
Accounts receivable	(455)	167	(204)
Deferred costs and other assets	15	173	(618)
Accounts payable and accrued expenses	(1,605)	(3,120)	(2,512)
Net cash provided by operating activities	69,212	67,134	66,529

Cash flows from investing activities:
Investment in mortgage and notes receivable	(4,501)	-	(9,716)
Collections of mortgage and notes receivable	16,652	33,015	9,245
Prepayment of mortgage notes receivable	2,978	-	49,873
Acquisition of real estate properties	(81,569)	(4,048)	(2,491)
Proceeds from disposition of real estate properties	175	42	2,337
Cash balances deconsolidated from discontinued operations	-	-	(14,079)
Acquisition of marketable securities	(274)	-	(351,747)
Proceeds from sales of marketable securities	11,261	23,164	338,009
Net cash (used in) provided by investing activities	(55,278)	52,173	21,431

Cash flows from financing activities:
Principal payments on notes and bonds	(3,987)	(5,525)	(103,980)
Dividends paid to stockholders	(64,549)	(85,520)	(67,439)
Stock options exercised	78	245	-
Repurchase of common stock	-	(3,621)	-
Net cash used in financing activities	(68,458)	(94,421)	(171,419)

Increase (decrease) in cash and cash equivalents	(54,524)	24,886	(83,459)
Cash and cash equivalents, beginning of year	100,242	75,356	158,815
Cash and cash equivalents, end of year	$45,718	$100,242	$75,356

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

						Unrealized
			Capital in			(Losses) Gains	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders’
	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
Balances at December 31, 2006	27,752,239	$278	$461,735	$682,437	$(730,562)	$17,783	$431,671
Comprehensive income:
Net income	-	-	-	96,435	-	-	96,435
Other comprehensive income (loss):
Unrealized holding loss arising during period	-					(2,386)	(2,386)
Less: reclassification adjustment for losses included in net income	-					(1,029)	(1,029)
Net loss recognized in other comprehensive income						(3,415)	(3,415)
Total comprehensive income							93,020
Share-based compensation	-	-	543	-	-	-	543
Cash dividends:
Dividends to common stockholders, $2.85 per share	-	-	-	-	(79,096)	-	(79,096)
Balances at December 31, 2007	27,752,239	278	462,278	778,872	(809,658)	14,368	446,138
Comprehensive income:
Net income	-	-	-	57,510	-	-	57,510
Other comprehensive income (loss):
Unrealized holding loss arising during period	-					(6,055)	(6,055)
Less: reclassification adjustment for losses included in net income	-					2,475	2,475
Net loss recognized in other comprehensive income						(3,580)	(3,580)
Total comprehensive income							53,930
Shares repurchased and retired	(194,100)	(2)	(3,619)	-	-	-	(3,621)
Shares issued:
Stock options exercised	51,680	-	245	-	-	-	245
Restricted stock grants	25,000	-	-	-	-	-	-
Restricted stock forfeitures	(54,500)	-	-	-	-	-	-
Share-based compensation	-	-	7	-	-	-	7
Cash dividends:
Dividends to common stockholders, $2.42 per share	-	-	-	-	(67,084)	-	(67,084)
Balances at December 31, 2008	27,580,319	276	458,911	836,382	(876,742)	10,788	429,615
Comprehensive income:
Net income	-	-	-	64,229	-	-	64,229
Other comprehensive income (loss):
Unrealized holding gain arising during period	-	-	-	-	-	4,462	4,462
Less: reclassification adjustment for gains included in net income	-	-	-	-	-	(1,147)	(1,147)
Net gain recognized in other comprehensive income						3,315	3,315
Total comprehensive income							67,544
Shares issued:
Stock options exercised	49,186	-	78	-	-	-	78
Share-based compensation	-	-	853	-	-	-	853
Cash dividends:
Dividends to common stockholders, $2.30 per share	-	-	-	-	(63,478)	-	(63,478)
Balances at December 31, 2009	27,629,505	$276	$459,842	$900,611	$(940,220)	$14,103	$434,612

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

    National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation incorporated on July 24, 1991, is a real estate investment trust (“REIT”).  Our revenue is derived primarily from rent generated on leased properties, interest income on mortgage loans and income on other investments.  We invest in health care properties including long-term care centers, acute care hospitals, medical office buildings, assisted living facilities and independent living facilities.  These properties are located in 20 states throughout the U.S. and are operated by qualified health care providers.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation – The consolidated financial statements include our accounts and our subsidiaries, all of which are wholly-owned.  Significant intercompany balances and transactions have been eliminated.

    Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

    Real Estate Properties – We record properties at cost, including capitalized interest during construction periods.  We use the straight-line method of depreciation for buildings and improvements over their estimated useful lives as follows:

Buildings	40 years
Improvements	3 to 25 years

    We evaluate the recoverability of the carrying values of our properties on a property-by-property basis.  On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.  We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Consolidated Statements of Income.  Long-lived assets classified as held for sale are reported separately in the Consolidated Balance Sheet and are carried at the lower of their amortized cost or fair value, less the cost to sell.  There was no change to reported net income for the prior periods as a result of this reclassification.

    Mortgage and Notes Receivable – We evaluate the carrying values of our mortgage notes receivable on an instrument-by-instrument basis.  On a quarterly basis, we review our notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

    Cash Equivalents – Cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

    Federal Income Taxes – We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our REIT taxable income to our stockholders and meet other requirements to continue to qualify as a REIT.  Accordingly, no provision for federal income taxes has been made in the consolidated financial statements.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

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

    Concentration of Credit Risks – Our credit risks primarily relate to cash and cash equivalents, investments in high yielding cash funds, and investments in preferred stock, mortgages and other notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  We maintain our bank deposit accounts with large financial institutions in amounts that exceed federally-insured limits.  We have not experienced any losses in such accounts.  Our mortgage and other notes receivable consists primarily of secured loans with health care facilities as discussed in Note 4.  The investment in preferred stock is in one entity as discussed in Note 5.

    Our financial instruments, principally our investments in preferred stock, marketable securities, and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable.  We obtain collateral in the form of first mortgage liens and other protective rights and continually monitor these rights in order to reduce such possibilities of loss.  We evaluate the need to provide for reserves for potential losses on our financial instruments based on management's periodic review of our portfolio on an instrument-by-instrument basis.  See Notes 4, 5, and 6 for additional information on notes receivable, investment in preferred stock, and our previous investments in enhanced cash funds.

    Marketable Securities – Our investments in marketable securities are classified as available-for-sale securities.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders' equity.  We evaluate our marketable securities for other-than-temporary impairments on a quarterly basis.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

    A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investment.

    Deferred Costs – Costs incurred to acquire financings are amortized by the effective interest method over the term of the related debt.

    Deferred Income – Deferred income primarily includes non-refundable loan commitment fees received by us, which are amortized into income by the effective interest method over the expected period of the related loans.  In the event that a potential borrower chooses not to borrow funds from us, the related commitment fees are recognized into income when the commitment expires.

    In management's opinion, these loan commitment fees approximate the loan commitment fees that we would currently charge to enter into similar agreements based on the terms of the agreements and the creditworthiness of the parties, and the committed interest rates are approximately the same as current levels of interest rates.

    Rental Income – Base rental income is recognized on a straight-line basis over the term of the lease.  Under certain of our leases, we receive additional contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter.  We recognize contingent rent annually or quarterly, when, based on the actual revenues of the lessee, receipt of such income is assured since the target threshold has been achieved.  Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments.

    We identify leases as non-performing if a required payment is not received within 30 days of the date it is due.  Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the related cash is received.

    Mortgage Interest Income – Mortgage interest income is recognized by us based on the interest rates and principal amounts outstanding on the mortgage notes receivable.  Under certain of our mortgages, we receive additional contingent interest, which is based on the increase in the current year revenues of a borrower over a base year. We recognize contingent interest income annually when, based on the actual revenues of the borrower, receipt of such income is assured since the target threshold has been achieved.  We identify loans as non-performing if a required payment is not received within 30 days of the date it is due.  Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received.  As discussed in Notes 4 and 9, at December 31, 2009, we had one non-performing loan with a principal balance of $22,936,000 which was settled on February 1, 2010 as a result of our acquisition of the six facilities that served as collateral for the loan.

    Investment Interest and Other Income – Investment interest and other income includes dividends when declared and interest when earned from investments in preferred stock and marketable securities, realized gains and losses on sales of marketable securities using the specific-identification method, interest on cash and cash equivalents and amortization of deferred income.

    Segment Disclosures – We are in the business of owning and financing health care properties.  We are managed as one reporting unit, rather than multiple reporting units, for internal purposes and for internal decision making.  Therefore, we have concluded that we operate as a single segment.

    New Pronouncements – In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”.  FASB Accounting Standards CodificationTM (ASC) is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  The ASC organized all existing GAAP pronouncements into various accounting topics using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  The ASC was effective for financial statements issued for reporting periods that ended after September 15, 2009.  This had an impact on our financial statements since all references to authoritative accounting literature are references in accordance with the ASC.

Subsequent Events – We have evaluated all subsequent events through February 20, 2010, the date the consolidated financial statements were issued.

NOTE 3. REAL ESTATE

The following table summarizes our real estate properties by type of facility and by state as of December 31, 2009 and 2008 (excluding assets held for sale):

(Dollar amounts in thousands)

2009
			Buildings,
	Number		Improvements &
	of		Construction in	Accumulated	Bonds
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Skilled Nursing:
Alabama	2	$95	$5,165	$(3,499)	$-
Arizona	1	453	6,678	(2,403)	-
Florida	4	2,306	37,436	(22,724)	-
Georgia	1	52	865	(852)	-
Idaho	1	122	2,491	(900)	-
Kentucky	2	231	2,182	(1,639)	-
Missouri	5	1,165	23,068	(14,669)	-
South Carolina	4	872	15,242	(8,439)	-
Tennessee	20	1,835	41,297	(28,042)	-
Texas	6	2,410	58,140	(1,475)	-
Virginia	1	176	2,511	(1,622)	-
Total Skilled Nursing	47	9,717	195,075	(86,264)	-

Acute Care:
Kentucky	1	540	10,163	(4,705)	-
Total Acute Care	1	540	10,163	(4,705)	-

Medical Office Buildings:
Florida	1	165	3,349	(1,830)	-
Illinois	1	-	1,925	(614)	-
Texas	2	631	9,677	(4,564)	-
Total Medical Office Buildings	4	796	14,951	(7,008)	-

Assisted Living:
Arizona	4	1,757	13,622	(3,716)	-
Florida	4	7,095	21,543	(10,231)	-
Illinois	1	403	4,532	(10)	-
Michigan	4	1,490	21,825	(50)	-
New Jersey	1	4,229	13,030	(5,296)	-
Pennsylvania	1	439	3,960	(429)	-
South Carolina	1	344	2,877	(788)	-
Tennessee	3	871	7,061	(1,916)	-
Total Assisted Living	19	16,628	88,450	(22,436)	-

Independent Living:
Idaho	1	243	4,182	(1,487)	-
Missouri	1	344	3,181	(1,960)	-
Tennessee	2	64	5,645	(3,034)	-
Total Independent Living	4	651	13,008	(6,481)	-
Total continuing operations properties	75	28,332	321,647	(126,894)	-
Corporate assets		158	649	(31)	-
		$28,490	$322,296	$(126,925)	$-

2008
			Buildings,
	Number		Improvements &
	of		Construction in	Accumulated	Bonds
Facility Type and State	Facilities	Land	Progress	Depreciation	Payable
Skilled Nursing:
Alabama	2	$95	$5,165	$(3,399)	$-
Arizona	1	453	6,678	(2,236)	1,400
Florida	4	2,306	37,436	(21,551)	-
Georgia	1	52	865	(820)	-
Idaho	1	123	2,491	(834)	-
Kentucky	2	231	2,182	(1,556)	-
Missouri	5	1,164	23,070	(13,962)	1,225
South Carolina	4	872	15,241	(8,050)	-
Tennessee	20	1,835	41,335	(26,921)	-
Texas	8	2,280	47,408	(10,827)	-
Virginia	1	176	2,510	(1,550)	1,362
Total Skilled Nursing	49	9,587	184,381	(91,706)	3,987

Acute Care:
Kentucky	1	540	10,163	(4,412)	-
Total Acute Care	1	540	10,163	(4,412)	-

Medical Office Buildings:
Florida	1	165	3,349	(1,754)	-
Illinois	1	-	1,925	(559)	-
Texas	2	631	9,677	(4,294)	-
Total Medical Office Buildings	4	796	14,951	(6,607)	-

Assisted Living:
Arizona	4	1,757	13,622	(3,376)	-
Florida	4	7,096	21,543	(9,584)	-
New Jersey	1	4,229	13,030	(4,977)	-
Pennsylvania	1	439	3,960	(330)	-
South Carolina	1	344	2,877	(716)	-
Tennessee	3	871	7,061	(1,739)	-
Total Assisted Living	14	14,736	62,093	(20,722)	-

Independent Living:
Idaho	1	243	4,182	(1,376)	-
Missouri	1	344	3,181	(1,868)	-
Tennessee	2	64	5,645	(2,883)	-
Total Independent Living	4	651	13,008	(6,127)	-
Total continuing operations properties	72	$26,310	$284,596	$(129,574)	$3,987
Corporate assets		-	-	-	-
		$26,310	$284,596	$(129,574)	$3,987

During 2008, certain of our real estate properties were pledged as collateral on individual bonds payable, as noted in the tables above.

Acquisition of Real Estate

    During 2009, we purchased and leased back four skilled nursing facilities in Texas from affiliates of Legend Healthcare, LLC, (“Legend”) a privately owned company and one of our current lease customers.  The total purchase price of the four facilities was $55,550,000.  The purchase price was funded from our accumulated cash.  The four facilities are being leased to Legend for a term of 15 years at an initial lease rate of 10%, or $5,555,000, plus a fixed annual rent escalator.  Legend has the option to purchase the facilities after 7 years for $55,550,000 if the appraised value is less than $60,000,000.  If the appraisal value is greater than $60,000,000, the purchase price will be $55,550,000 plus one-half of the appraised value of the facilities in excess of $60,000,000.

    During the fourth quarter of 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) involving four assisted living facilities in Michigan and one in Illinois.  Of the $28,250,000 purchase price, $25,250,000 was funded from our accumulated cash with the remainder to be paid as contingent consideration over the next three years based on Bickford’s achievement of certain operating financial thresholds.  At December 31, 2009, we have recorded the contingent consideration of $3,000,000 as a liability to Bickford as we consider the payment of this amount to be probable.  The minimum lease payments to NHI will increase at 9.5% of any contingent consideration paid by NHI.  The five facilities are being leased to Bickford over 15 years at an initial lease rate of 9.5% plus annual fixed escalators.

    During 2009, we paid $769,000 to purchase our corporate office in Murfreesboro, Tennessee.

    As discussed in Notes 4 and 9, in December 2009 we agreed to purchase six Florida skilled nursing facilities from Care Foundation of America, Inc. (CFA) for a total of $67,000,000 and finalized the acquisition on February 1, 2010.  The facilities are leased to affiliates of Health Services Management, Inc., which commenced October 1, 2009, for $6,200,000 annually, plus a 3% escalator starting at the beginning of the third lease year.  The lease expires in 2014 and the tenant has a 3 year optional renewal term.  The facilities have been part of our mortgage loan portfolio for 16 years.  The purchase resulted in the dismissal of pending litigation between NHI and CFA.  We funded the purchase with the full satisfaction of the $23,300,000 in principal and interest on a mortgage note due from CFA, $29,700,000 in cash deposits and $14,000,000 in advances from NHI’s revolving credit facility.

Assets Held for Sale

    In December 2009, we accepted an earnest money deposit of $150,000 from the current lessee as part of negotiations to sell six skilled nursing facilities in Texas.  We have classified these properties as held for sale in our Consolidated Balance Sheet as of December 31, 2009.  The planned sale of these facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.  The summary of operating results of all facilities classified as discontinued operations is shown in Note 16.

Foreclosure Properties

    We previously owned and operated 16 long-term health care facilities in Kansas, Missouri, Massachusetts and New Hampshire that we acquired through foreclosure or through the acceptance of deeds in lieu of foreclosure and subsequently sold the facilities to unrelated not-for-profit entities, providing 100% financing (the “Foreclosure Properties”).  The operating revenues and expenses of these facilities continued to be recorded in our Consolidated Statements of Income until such time as the down payment and continuing investment criteria were met, at which time we would account for the sales under the full accrual method.  On December 31, 2007, the criteria for recording the sales were met.  Net assets having a book value of $54,350,000 were deconsolidated, mortgage notes receivable of $66,819,000 were recorded, and a net gain on the sale and deconsolidation of these assets was recognized of $12,469,000.  On December 31, 2007, we received irrevocable bank letters-of-credit aggregating $10,200,000 from the borrowers to guarantee down payments on the notes, and commitments to make monthly principal and interest payments to us to amortize the remaining note balances.  In January 2008, we received down payments of $19,100,000 on the notes receivable and began receiving principal and interest totaling $417,000 each month.  Our continuing involvement with these facilities is solely as a creditor.  The facilities are currently managed by subsidiaries of NHC.

    The results of operations for these foreclosure facilities have been reclassified to retrospectively reflect the disposition of these facilities as discontinued operations for all periods presented.  Amounts included in operating income of discontinued operations applicable to these facilities are summarized as follows (in thousands):

Income Statement:	Year Ended December 31, 2007
Facility operating revenue	$93,343

Facility operating expenses	86,293
Interest expense	7
Depreciation	3,468
Total Expenses	89,768
Net income	$3,575

NOTE 4. MORTGAGE NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable (dollar amounts in thousands):

Final	Number		Original Face
Payment	of		Amount of	December 31,
Date	Loans	Payment Terms in 2009	Mortgage(s)	2009		2008
2008	1	Monthly payment of $352, including interest at 9.5%	$32,708	$22,936	(1),(2)	$22,936
		Balloon payment due at maturity.

2009	1	Monthly payment of interest only at Prime plus 2.0%	300	-		83
		(5.25% at December 31, 2008)

2009	1	Monthly payment of $50, including interest at 10%.	5,196	-		3,750
		Balloon payment due at maturity.

2009	1	Monthly payment of $70, including interest at 9.5%	7,900	-		6,628
		Balloon payment due at maturity.

2010	1	Monthly payment of $120, including interest at 9.0%	12,162	6,217	(1)	8,463
		Balloon payment due at maturity.

2011	8	Monthly payments of $9 to $69, which include interest at 6.9%	40,526	21,328		23,458

2013	1	Monthly payment of $22, including interest at 6.5%	5,158	728	(1)	801
		Balloon payment at maturity.

2014	8	Monthly payments of $8 to $25, which includes interest at 8.5%	26,293	21,614		21,884
		and includes $9.7 million with interest at 3.0% due at maturity

2014	1	Monthly payments of interest at a variable rate, initial rate is 12.0%	850	600		-
		(1st rate adjustment in October 2010 with principal due at maturity; additional $250,000 to be drawn during 2010)

2018	1	Monthly payment of $38, including interest at 7.47%	5,033	3,886		-

2019	1	Monthly payment of interest only 9.0%	2,500	2,500		2,500

2027-2032	7	Monthly payments of $19 to $32, which include	20,774	14,779		18,137
		interest ranging from 8.0 to 9.6%

			$159,400	$94,588		$108,640

(1) We recognize interest income in the period in which cash is received because the loan was previously classified as non-performing.
(2) See Notes 3, 4 & 9 regarding settlement of this mortgage note receivable

    The mortgage notes receivable are secured by mortgages on the real property and UCC liens on the personal property of the facilities.  Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.

    Care Foundation of America, Inc. (“CFA”) – On May 4, 2007, we exercised our right to call NHC’s participation (approximately 22%) with us in a mortgage loan with CFA in exchange for the payment in cash of $6,255,000 which represented NHC’s portion of the principal and interest outstanding on the loan.  At December 31, 2008, the remaining principal balance and carrying value of the loan was $22,936,000.  As disclosed in Note 9, CFA filed a Chapter 11 bankruptcy petition and initiated an adversary proceeding complaint against us.  The principal balance and carrying value of the loan at December 31, 2009 was unchanged.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  Under an Agreed Order by the bankruptcy court, NHI received interest payments during the period of the Chapter 11 proceedings at an annual interest rate of 9.5% on the unpaid principal balance of $22,936,000.  For the year ended December 31, 2009, we received payment and recognized interest income of $1,837,000 from CFA.  As disclosed in Note 9, the unpaid principal balance was settled in full when we acquired the six facilities for $67,000,000 on February 1, 2010.

    In June 2009, we purchased a first mortgage note at a discount for $3,901,000 secured by an assisted living facility in Minnesota.  The note has an interest rate of 7.47% and matures February 2018.  The note discount is amortized and recognized as an adjustment to interest income over the remaining term of the note using a method that approximates the effective interest method.  The average annual yield on the note if held to maturity is approximately 12%.

Loan Recoveries

    Allgood Healthcare, Inc. (“Allgood”) – We previously provided mortgage financing to the purchasers of five Georgia nursing homes originally owned by Allgood, a former customer, which filed for bankruptcy in January 2003.  We received payment in full on one note from a borrower in December 2006, at which time we recorded a recovery of amounts previously written down of $2,073,000.  In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a second nursing home and recorded a recovery of amounts previously written down of $1,077,000.  We continue to hold mortgages on the three remaining facilities at a carrying value of $6,217,000.

    American Medical Associates, Inc. (“AMA”) – On May 1, 2004, we provided financing to purchasers of three Florida-based nursing homes formerly owned by AMA and previously financed by us.  The amount of the new mortgage loans totaled $14,450,000 and the notes were to mature May 14, 2009.  The notes were recorded net of the $5,200,000 recorded loss on notes to AMA in 2002.  Management’s analysis of future expected cash flows, historical occupancy and operating income of the project resulted in additional net impairments of $2,000,000 in 2005.  Loans secured by two of the properties were paid during 2006, inclusive of $4,935,000 in recoveries, and a gain of $1,015,000.

    In March 2007, the remaining AMA mortgage loans secured by the last of three AMA properties were fully paid.  We received $5,721,000 in cash, representing the full principal balances and accrued interest on the loans.  As a result, we recognized recoveries of $1,700,000 and a gain on settlement of the note of $468,000 in 2007.

    Health Services Management of Texas LLC (“HSM”) - On July 11, 2007, we received payoff at par of a mortgage loan investment in the amount of $44,500,000.  The recovery of amounts previously written down related to this loan amounted to $21,300,000.  The average recorded investment in the HSM loan was $23,060,000 for the year ended December 31, 2007.  The amount of interest income recognized (representing cash received) on the loan was $2,575,000 for the year ended December 31, 2007.

SouthTrust- On December 6, 2007, we received a final residual payment related to a mortgage pool investment.  The recovery of amounts previously written down related to this investment amounted to $1,238,000.  Recovery of any amounts previously written down had been considered highly doubtful.  There was no carrying value of this investment at any time during 2007.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

    In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into common stock at a 1:1 ratio.  The closing price of LTC’s common stock at December 31, 2009 was $26.75 per share.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  Dividend revenue amounted to $3,241,000 in each of 2009, 2008, and 2007.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our consolidated balance sheets.  Amounts to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared.  The carrying value of the preferred stock equals its cost of $38,132,000 at December 31, 2009 and 2008.

    In addition to our investment in the preferred stock of LTC, we held 674,800 and 774,800 shares of common stock of LTC at December 31, 2009 and 2008, respectively, with a fair value and carrying value of $18,051,000 and $15,713,000 at December 31, 2009 and 2008, respectively, which is included in marketable securities (See Note 6).

NOTE 6. INVESTMENT IN MARKETABLE SECURITIES

    Our investments in marketable securities include available-for-sale securities.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consisted of the following at December 31, 2009 and 2008 (in thousands)

	2009		2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common stock of other REITs	$5,831	$20,185	$6,463	$17,293
NHC convertible preferred stock	1,389	1,137	1,390	1,348
Enhanced cash funds	-	-	7,953	7,953
	$7,220	$21,322	$15,806	$26,594

Gross unrealized gains and gross unrealized losses related to available-for-sale securities were as follows (in thousands):

	2009	2008
Gross unrealized gains	$14,355	$10,919
Gross unrealized losses	(252)	(131)
	$14,103	$10,788

    None of these available-for-sale marketable securities have stated maturity dates.

    During 2009, 2008, and 2007, we received and recognized $1,480,000, $2,091,000, and, $5,103,000, respectively, of dividend and interest income from our marketable securities.  Such income is included in non-operating income in the consolidated statements of income.

    Our investment in NHC convertible preferred stock has been in an unrealized loss position for at least twelve months immediately prior to December 31, 2009.  We have evaluated the severity and duration of the impairment of this security by considering the strong financial condition of NHC. We have concluded that we have the ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value.

    In November 2009, we sold 100,000 common shares of LTC Properties, Inc. for an average price of $26 per share.  As a result, we recorded $1,931,000 as a gain on the sale, $717,000 of which was a recovery of a previously recorded other-than-temporary impairment, which was included in non-operating income.

    Enhanced Cash Funds – On December 10, 2007, we were notified by Bank of America that its largest, privately-placed, enhanced cash fund called Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007 and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 to a separate investment management account (“IMA”) and cash redemptions of principal totaling $4,665,000.  Prior to December 31, 2007, realized losses on the distribution and redemption of securities and cash amounted to $236,000.  At December 31, 2007, the fair market value of our investment in the Fund was estimated to be $18,835,000 and the fair market value of our investment in the separate IMA was estimated to be $14,294,000 for a total of $33,129,000.  Unrealized losses measured as the difference between fair market value and our original investment, at cost, amounted to $329,000 and was reflected as a component of stockholder’s equity at December 31, 2007.

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

    For the year ended December 31, 2009, we received cash redemptions of principal from the Fund and IMA totaling $8,491,000.  Net realized gains for the same period were $538,000 and were recognized as non-operating income.  As of December 31, 2009, both the Fund and the IMA were fully liquidated.

NOTE 7. FAIR VALUE MEASUREMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At December 31, 2009 and 2008, there were no material differences between the carrying amounts and fair values of our financial instruments.

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

    Entities have the option to measure many financial instruments and certain other items at fair value.  Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date.  We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value.

    Assets measured at fair value on a recurring basis are summarized below (in thousands):

Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common stock of other REITs	$ 20,185	$ 20,185	$ -	$ -
NHC convertible preferred stock	1,137	1,137	-	-
Enhanced cash funds	-	-	-	-
Total Marketable Securities	$ 21,322	$ 21,322	$ -	$ -

	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common stock of other REITs	$ 17,293	$ 17,293	$ —	$ —
NHC convertible preferred stock	1,348	1,348	—	—
Enhanced cash funds	7,953	—	—	7,953
Total Marketable Securities	$ 26,594	$ 18,641	$ —	$ 7,953

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

    Realized gains and (losses) are included in earnings for the years ended December 31, 2009 and 2008 and are reported as non-operating revenues in the Consolidated Statements of Income.  Unrealized losses for the year ended December 31, 2008 are reported as other comprehensive losses in the Consolidated Statements of Stockholders’ Equity.  During the fourth quarter of 2008, our investment in enhanced cash funds was transferred from Level 2 to Level 3 due to a lack of current observable market activity.  The following tables present a reconciliation of Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008. (in thousands):

2009	Fair Value Beginning of Year	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements	Fair Value at End of Year	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
Description
Columbia Strategic Cash Fund	$ 4,000	$ -	$ 329	$ 4,329	$ -	$ -
Investment Management Account	3,953	-	209	4,162	-	-

Total Enhanced Cash Funds	$ 7,953	$ -	$ 538	$ 8,491	$ -	$ -

2008	Fair Value Beginning of Year	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements	Fair Value at End of Year	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
Description
Columbia Strategic Cash Fund	$ —	$ 18,835	($1,239)	($13,596)	$ 4,000	$ (241)
Investment Management Account	—	14,294	(906)	(9,435)	3,953	(89)

Total Enhanced Cash Funds	$ —	$ 33,129	($2,145)	($23,031)	$ 7,953	$ (330)

NOTE 8. BONDS PAYABLE

Debt consists of the following at December 31, 2009 and 2008 (in thousands):

	Weighted
	Average	Scheduled	Principal Amount
	Interest Rate	Maturity	2009	2008
First mortgage revenue bonds, principal payable	Variable; 1.9%	2014	$-	$3,987
in periodic installments, interest payable monthly

    In December 2009, we paid in full our revenue bonds having a principal balance of $3,987,000.  The bonds were to have matured on December 2, 2014.  There were no penalties or other fees related to paying off the bonds early.

    On February 1, 2010, we closed on a $100,000,000 unsecured revolving credit facility to fund new healthcare real estate investments.  The new credit facility, which was provided by Regions Bank as agent and Pinnacle National Bank as a participating bank, bears interest at a margin of 250 basis points over LIBOR with a floor of 1% and matures in February 2011.

NOTE 9. COMMITMENTS AND CONTINGENCIES

    At December 31, 2009, we had pending commitments related to two health care real estate projects.  Our lease with Emeritus Senior Living contains a provision whereby we have agreed to fund up to $750,000 of the cost of certain capital improvements and operating equipment purchases.  At December 31, 2009, we were committed to fund an additional $250,000 on a mortgage note receivable.  We have sufficient liquidity to fund these commitments and to finance new investments.

    At December 31, 2009, we believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders.  This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

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

    On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) for $32.7 million, ($6.8 million of which was ultimately due to National HealthCare Corporation ("NHC"), which had contributed to the purchase price consideration, under the terms of an inter-creditor agreement between NHI and NHC), with NHI financing 100% of the purchase price, and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the principal balance of $22,936,000 due December 31, 2008.  On December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case (the “CFA Adversary Proceeding”).  CFA’s complaint alleged in part that NHI exercised dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI had used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleged that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  NHI denied CFA’s claims and filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office.  In December 2009, NHI agreed to purchase the six Florida properties (which are leased to a third-party for $6.2 million annually, plus escalators over the initial lease term expiring in 2014) from CFA for a total of $67 million; CFA agreed to pay the full amount of its outstanding balance due to NHI as a credit against the purchase price (CFA had continued to pay interest of 9.5% on the principal amount due during the bankruptcy); and the parties agreed to dismiss with prejudice their respective claims in the CFA Adversary Proceeding.  The transaction and the resolution of the claims were approved by both the bankruptcy court and the Tennessee Attorney General’s Office.  The transaction closed on February 1, 2010.

    In November 2008, NHI was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that that OTAG was investigating transactions between NHI and three Tennessee nonprofit corporations, including CFA.  NHI has provided OTAG with requested information and documents.  OTAG has agreed as part of the resolution of the CFA Adversary Proceeding that it will take no further action based on NHI’s relationship with CFA.  At this time, however, NHI does not know whether OTAG will commence any legal proceedings with respect to any transaction with any other nonprofit corporation or, if so, what relief will be sought.

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserts that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleges that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint seeks no relief from NHI itself.

NOTE 10. LIMITS ON COMMON STOCK OWNERSHIP

    The Company’s Charter contains certain provisions which are designed to ensure that the Company’s status as a real estate investment trust is protected for federal income tax purposes.  One of these provisions prohibits any stockholder from owning, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s stock.  In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants.  Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family.  These written agreements are intended to restate and replace the parties’ prior verbal agreement.  These agreements were entered into in connection with the Company’s recent stock purchase program pursuant to which the Company announced that it would purchase up to 1,000,000 shares of its common stock in the public market from its stockholders.

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

    In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of December 31, 2009, 1,078,967 shares were available for future grants under the 2005 plan.  The individual restricted stock and option grant awards vest over periods up to five years.  The term of the options outstanding under the 2005 Plan is five years from the date of grant.

    The 1997 Plan provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of December 31, 2009, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

    Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense (income) reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $853,000, $7,000 and $543,000 for the years ended December 31, 2009, 2008 and 2007, respectively, consisting of $52,000, ($138,000) and $327,000 for restricted stock and $801,000, $145,000 and $216,000 for stock options which is included in general and administrative expense in the Consolidated Statements of Income.

Determining Fair Value of Option Awards

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

Stock Options

    The weighted average fair value per share of options granted was $3.20, $2.53 and $2.59 for 2009, 2008 and 2007, respectively.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Dividend yield	9.09%	8.08%	8.32%
Expected volatility	36.69%	24.91%	20.42%
Expected lives	3.4 years	2.5 years	2.5 years
Risk-free interest rate	1.57%	2.39%	4.64%
Expected forfeiture rate	0.00%	0.00%	0.00%

Stock Option Activity

The following table summarizes option activity:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Life (Years)	(in thousands)

Outstanding December 31, 2006	266,000	24.14
Options granted under 1997 Plan	57,800	34.25
Options granted under 2005 Plan	2,200	34.25
Outstanding December 31, 2007	326,000	26.00
Options granted under 1997 Plan	14,450	30.30
Options granted under 2005 Plan	80,550	29.64
Options exercised under 1997 Plan	(139,817)	23.40
Options exercised under 2005 Plan	(60,848)	26.24
Options forfeited under 1997 Plan	(14,450)	34.25
Options forfeited under 2005 Plan	(46,217)	28.09
Outstanding December 31, 2008	159,668	29.03
Options granted under 2005 Plan	275,000	25.29
Options exercised under 1997 Plan	(15,000)	23.90
Options exercised under 2005 Plan	(165,832)	25.18
Outstanding December 31, 2009	253,836	27.72	2.811	$ 2,353

Exercisable December 31, 2009	141,417	$29.28	2.656	$ 1,090

			Remaining
Grant	Options	Exercise	Contractual
Date	Outstanding	Price	Life in Years

5/3/2005	15,000	23.90	0.334
5/1/2006	334	23.62	1.219
5/2/2006	15,000	23.79	1.332
7/21/2006	10,000	24.60	1.551
5/16/2007	45,000	34.25	2.373
2/4/2008	18,500	29.24	3.099
4/29/2008	30,000	30.30	3.326
2/25/2009	120,002	25.29	3.405

	253,836		2.811

    The weighted average remaining contractual life of all options outstanding at December 31, 2009 is 2.8 years.  Including outstanding stock options, our stockholders have authorized an additional 1,332,803 shares of common stock that may be issued under the share-based payments plans.

    At December 31, 2009, there were outstanding unvested options to purchase 112,419 shares with a weighted average grant date fair value of $3.14 per share.  As of December 31, 2009, we had $130,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2010-$113,000 and 2011-$17,000.

    The intrinsic value of total options outstanding at December 31, 2009 was $9.27 per share or $2,353,000.  The intrinsic value of options exercisable at December 31, 2009 was $7.71 per share or $1,090,000.  The intrinsic value of the total options exercised for the year ended December 31, 2009 was $11.81 per share or $2,136,000.

Restricted Stock Activity

The following table summarizes restricted stock activity:

			Weighted Average
			Remaining	Aggregate
	Number	Weighted Average	Vesting Period	Intrinsic Value
	of Shares	Grant Price	(Years)	(in thousands)
Non-vested at December 31, 2007	48,700	n/a	2.646	$ 1,359
Vested during the period	(12,175)	n/a	-	-
Restricted Stock granted	25,000	$29.24	-	-
Restricted Stock forfeited	(54,500)	n/a	-	-
Non-vested at December 31, 2008	7,025	n/a	1.511	193
Vested during the period	(1,925)	n/a	-	-
Non-vested at December 31, 2009	5,100	n/a	1.026	$ 189

			Remaining
Grant	Shares	Grant	Vesting
Date	Non-vested	Price	Period
5/1/06	1,350	$23.62	0.832
2/4/08	3,750	$29.24	1.096
	5,100

    The closing market price of our common stock at December 31, 2009 was $36.99 per share, which is the implied intrinsic value of the restricted stock.

    At December 31, 2009, we had $36,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized over the following periods: 2010-$25,000; 2011-$10,000; and 2012-$1,000.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for interest on our debt obligations were $91,000, $351,000 and $7,860,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

    In 2009, we recorded property and equipment additions and an expected real estate acquisition liability of $3,000,000 associated with a purchase/leaseback transaction with Bickford Senior Living.

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

	Year Ended December 31,
	2009	2008	2007
Income from continuing operations available
to common stockholders	$58,136	$51,579	$75,571
Discontinued operations	6,093	5,931	20,864

Net income available to common stockholders	$64,229	$57,510	$96,435

BASIC:
Weighted average common shares outstanding	27,586,338	27,706,106	27,703,464

Income from continuing operations per
common share	$2.11	$1.86	$2.73
Discontinued operations per common share	0.22	0.22	0.75
Net income per common share	$2.33	$2.08	$3.48

DILUTED:
Weighted average common shares	27,586,338	27,706,106	27,703,464
Stock options	28,825	18,485	58,954
Restricted stock shares	3,137	7,360	21,444
Average dilutive common shares outstanding	27,618,300	27,731,951	27,783,862

Income from continuing operations per
common share	$2.10	$1.86	$2.72
Discontinued operations per common share	0.22	0.21	0.75
Net income per common share	$2.32	$2.07	$3.47

Incremental shares excluded since anti-dilutive:
Stock options	9,906	11,469	4,936

    The above incremental shares were excluded from the computation of diluted earnings per share since inclusion of these incremental shares in the calculation would have been anti-dilutive.

NOTE 14. COMMON STOCK DIVIDENDS (Unaudited)

    Dividend payments per share to common stockholders are characterized for 2009 individual tax purposes as follows:

	Taxable as	Taxable as	Return
	Ordinary	Capital	of
Dividend Payment Date	Income	Gain	Capital	Totals

May 8, 2009	$ .519318	$ .024786	$ .005896	$ .55
August 10, 2009	.519318	.024786	.005896	.55
November 10, 2009	.519318	.024786	.005896	.55
January 29, 2010 (1)	.619317	.024786	.005897	.65
	$ 2.177271	$ .099144	$ .023585	$ 2.30
(1) Declared for stockholders of record December 31, 2009

NOTE 15. RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

Leases

    Major lease customer – Of the 108 health care facilities in which we have investments, 41 facilities are currently leased under operating leases to NHC, a publicly-held company and our largest customer.  Our rental income in 2009 was $55,076,000 ($34,782,000 from NHC); in 2008 was $48,340,000 ($33,700,000 from NHC); and in 2007 was $46,198,000 ($33,700,000 from NHC).

    On October 17, 1991, concurrent with NHC's conveyance of 43 properties to us, we leased to NHC 40 long-term care facilities and 3 independent living facilities.  The master lease with NHC is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities.  NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

    On December 27, 2005, under an amendment to the original master lease, NHI and NHC agreed to a lease extension to cover the remaining 41 facilities.  The 41 properties include 4 centers leased to other parties, the lease payments of which are guaranteed to us by NHC under the Master Lease.  The 15 year lease extension began January 1, 2007, and includes 3 additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property, voluntarily made by the tenant at its expense.  Under the terms of the lease, base rent for 2007 was $33,700,000 with additional percentage rent being equal to 4% of the increase in the gross revenue of each facility over a 2007 base year.  We did not recognize any percentage rent from NHC during 2007 and 2008. During 2009, we received and recognized $541,000 in percentage rent for 2008 and $541,000 in percentage rent for 2009.

    Future minimum lease payments – At December 31, 2009, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with NHC and other lessees are as follows:

	NHC	Others	Total
2010	$33,700,000	$24,106,000	$57,806,000
2011	33,700,000	22,554,000	56,254,000
2012	33,700,000	19,788,000	53,488,000
2013	33,700,000	18,019,000	51,719,000
2014	33,700,000	17,303,000	51,003,000
Thereafter	269,600,000	147,282,000	416,882,000

	$438,100,000	$249,052,000	$687,152,000

Advisory Agreements

    Beginning with our inception in 1991, NHC had provided advisory services to us under an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement").  Effective November 1, 2004, we assigned the Advisory Agreement with NHC to Management Advisory Source, LLC (“MAS”), formed by our Chief Executive Officer and Board Chairman W. Andrew

Adams.  We have no ownership in MAS.  Pursuant to this Advisory Agreement, services related to investment activities and day-to-day management and operations were provided to us by MAS.  Accordingly, MAS was subject to the supervision of and policies established by our Board of Directors.  On December 3, 2007, we elected to become a self-managed REIT, with our own management reporting directly to the Board of Directors, and we terminated the Advisory Agreement with MAS on March 31, 2008.  Under a consulting agreement with our Board of Directors, Mr. Adams continues to serve as Chief Executive Officer and remains the Chairman of the Board of Directors. On February 25, 2009, Justin Hutchens assumed the positions of President and Chief Operating Officer.

    Our expense under the consulting agreement with Mr. Adams to serve as Chief Executive Officer for the year ended December 31, 2009 was $722,000.  Our expense under the consulting agreement with Mr. Adams to serve as President and Chief Executive Officer from March 31, 2008 through December 31, 2008 was $900,000.  During the first three months of 2008, the expense recorded under the Advisory Agreement was $862,000.  The expense recorded under the Advisory Agreement was $3,625,000 for 2007.

    Facility Management Services – Subsidiaries of NHC have previously managed the former foreclosure properties for management fees equal to a weighted average of 5.35% of net revenues of the foreclosure properties.  Management fees totaled $5,022,000 for the year ended December 31, 2007.

    Ownership of Common Stock – At December 31, 2009, NHC owned 1,630,462 shares of our common stock.  At December 31, 2009, we owned 101,670 shares of NHC’s convertible preferred stock.

NOTE 16. DISCONTINUED OPERATIONS

    As described in Note 3, we have accepted an earnest money deposit of $150,000 from the current lessee as part of negotiations to sell six skilled nursing facilities in Texas.  We have classified these properties as held for sale in our Consolidated Balance Sheet as of December 31, 2009.  The planned sale of these facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.

    Kansas Facilities – During 2008, we recorded an impairment charge of $1,986,000 related to two Kansas facilities to reduce the carrying value of these facilities to fair value, less the estimated cost of selling the facility.  One of the facilities, located in Hoisington, Kansas, was sold in November of 2008.  At December 31, 2008, the remaining facility was classified as held for sale in the Consolidated Balance Sheet.  The facility met the accounting criteria as being held for sale and the results of its operations have been reported in all periods as discontinued operations in the Consolidated Statements of Income.  The fair value of the land, buildings and improvements less the cost to sell was estimated to be $200,000 at December 31, 2008.  In February 2009, we recorded an impairment charge of $25,000 to reduce its carrying value to expected proceeds, less the cost to sell the facility.  In March 2009, we completed the sale of the remaining facility in Emporia, Kansas for net cash proceeds of $175,000.  The loss from discontinued operations of these facilities for year ended December 31, 2008 was $2,044,000 versus income of $82,000 for the same period in 2007.

    Washington Facilities – In September 2008, we recognized into income for financial and tax purposes $4,121,000 related to the cancelation of liabilities which existed at the date of sale in 2003 of two nursing home facilities in Washington.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we were legally released from any potential liability settlements.  During 2009, we recognized into income an additional $1,494,000 which met the aforementioned criteria.

    Foreclosure Properties – As described in Note 3, on December 31, 2007, we recognized the sale of 16 foreclosure properties and recorded mortgage notes receivable secured by the properties with a carrying value of $66,819,000.  The transition resulted in a net gain on sale and deconsolidation of $12,469,000.  The net carrying value of the assets and liabilities deconsolidated was $54,350,000.

    Milwaukee South Healthcare Center – In May 2007, we completed the sale of a facility in Milwaukee, Wisconsin to a third party and recognized a gain on sale of $669,000.  Net cash proceeds were $2,288,000 and the carrying value of the property and equipment sold was $1,619,000.

    For 2009, 2008 and 2007, we have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations.

Income from discontinued operations is as follows (in thousands, except per share amounts):

Year Ended December 31,	2009	2008	2007
Revenues:
Rental income	$5,000	$5,000	$5,473
Facility operating revenue	-	-	93,383
	5,000	5,000	98,856
Expenses:
Interest	-	-	7
Depreciation	992	1,182	4,821
Facility operating expenses	26	22	86,302
Impairment of real estate assets	25	1,986	-
	1,043	3,190	91,130
Operating income (loss)	3,957	1,810	7,726
Non-operating income	2,136	4,121	-
Gain on sale of assets	-	-	13,138
Total discontinued operations	$6,093	$5,931	$20,864

Weighted average common shares outstanding:
Basic	27,586,338	27,706,106	27,703,464
Diluted	27,618,300	27,731,951	27,783,862

Discontinued operations income per common share:
Basic	$0.22	$0.22	$0.75
Diluted	$0.22	$0.21	$0.75

NOTE 17. NON-OPERATING INCOME

Non-operating income is outlined in the table below (in thousands):

Year Ended December 31,	2009	2008	2007
Dividends	$4,668	$4,687	$4,654
Realized gains (losses) on sales of securities	1,686	(410)	1,029
Other-than-temporary impairment of marketable securities	-	(2,065)	-
Recovery of previous write-down of marketable securities	717	-	-
Interest income	1,241	3,050	7,066
Gain on settlement of notes receivable	-	-	468
Gain on sale of certificate of need - Davidson County, TN	-	1,298	-
Other income (expense)	269	(73)	(753)
	$8,581	$6,487	$12,464

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except per share amounts).

2009	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Net Revenues	$14,692	$14,827	$18,373	$16,329

Non-operating income	1,735	1,700	1,856	3,290

Income from continuing operations	13,446	12,924	16,475	15,291

Discontinued operations -	1,603	2,491	999	1,000

Net income	$15,049	$15,415	$17,474	$16,291

Weighted average common shares outstanding:
Basic	27,574,544	27,578,000	27,589,161	27,603,646
Diluted	27,582,228	27,592,050	27,642,237	27,656,684

Earnings per share:
Basic:
Income from continuing operations	$0.49	$0.47	$0.60	$0.55
Discontinued operations	0.06	0.09	0.03	0.04
Net income per common share	$0.55	$0.56	$0.63	$0.59

Diluted:
Income from continuing operations	$0.49	$0.47	$0.60	$0.54
Discontinued operations	0.06	0.09	0.03	0.04
Net income per common share	$0.55	$0.56	$0.63	$0.58

2008	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Net Revenues	$14,109	$15,002	$14,369	$14,525

Non-operating income	1,978	1,785	701	2,023

Income from continuing operations	12,484	13,882	12,457	12,756

Discontinued operations -	915	911	3,494	611

Net income	$13,399	$14,793	$15,951	$13,367

Weighted average common shares outstanding:
Basic	27,730,686	27,753,051	27,767,394	27,573,294
Diluted	27,786,425	27,777,291	27,785,708	27,578,380

Earnings per share:
Basic:
Income from continuing operations	$0.45	$0.50	$0.45	$0.46
Discontinued operations	0.03	0.03	0.12	0.04
Net income per common share	$0.48	$0.53	$0.57	$0.50

Diluted:
Income from continuing operations	$0.45	$0.50	$0.45	$0.46
Discontinued operations	0.03	0.03	0.12	0.03
Net income per common share	$0.48	$0.53	$0.57	$0.49

    Certain quarterly financial information shown above differs from amounts previously reported in the Forms 10-Q and Form 10-K for those periods due to reclassifications to retrospectively reflect the dispositions of certain facilities as discontinued operations for all periods presented.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 8A. CONTROLS AND PROCEDURES.

    Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2009, the CEO and principal accounting officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.  No change in our internal control over financial reporting occurred during our last fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

    We have audited National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Health Investors, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 8A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

    In our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Investors, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 20, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

February 20, 2010

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.  Additionally, we have filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2009, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

    Incorporated by reference from the information in our proxy statement for the 2010 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 10.  EXECUTIVE COMPENSATION.

    Incorporated by reference from the information in our proxy statement for the 2010 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Incorporated by reference from the information in our proxy statement for the 2010 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated by reference from the information in our proxy statement for the 2010 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    Incorporated by reference from the information in our definitive proxy statement for the 2010 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

(1)

Financial Statements

The Consolidated Financial Statements are included in Item 7 and are filed as part of this report.

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
Date: February 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Andrew Adams	Chairman of the Board and	February 20, 2010
W. Andrew Adams	Chief Executive Officer
(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 20, 2010
Roger R. Hopkins	(Principal Accounting Officer)

/s/ Robert A. McCabe, Jr.	Director	February 20, 2010
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 20, 2010
Robert T. Webb

/s/ Ted H. Welch	Director	February 20, 2010
Ted H. Welch

NATIONAL HEALTH INVESTORS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference
to Exhibit 3.1 to Form S-11
Registration Statement
No. 33-41863

3.2	Bylaws	Incorporated by reference
to Exhibit 3.2 to Form S-11
Registration Statement
No. 33-41863

4.1	Form of Common Stock Certificate	Incorporated by reference
to Exhibit 39 to Form S-11
Registration Statement
No. 33-41863

10.1	Material Contracts	Incorporated by reference
to Exhibits 10.1 thru
10.9 to Form S-4 Registration
Statement No. 33-41863

10.2	Amendment No. 5 to Master Agreement to Lease dated	Incorporated by reference
	December 27, 2005, effective January 1, 2007.	to Exhibit 10.2 to Form 10-K
dated March 10, 2006

10.3	Advisory, Administrative Services and Facilities Agreement	Incorporated by reference
	between National Health Investors, Inc. and Management Advisory	to Exhibit 10.3 to Form 10-K
	Source, LLC dated November 1, 2004	dated March 10, 2006

10.4	1997 Stock Option Plan	Incorporated by reference
to the 1997 Proxy Statement as
filed

10.5	2005 Stock Option Plan	Incorporated by reference
to Exhibit 4.10 to the Company’s
registration statement on Form S-8
filed August 4, 2005.

10.6	Excepted Holder Agreement – W. Andrew Adams	Incorporated by reference
to Exhibit 10.6 to Form 10-K
dated February 24, 2009

10.7	Form of Excepted Holder Agreements –	Incorporated by reference
	Parties other than W. Andrew Adams	to Exhibit 10.7 to Form 10-K
dated February 24, 2009

10.8	Consulting Agreement with W. Andrew Adams	Incorporated by reference
to Exhibit 10.8 to Form 10-K
dated February 24, 2009

10.9	Amended and Restated Consulting Agreement entered into on the 25th day of February, 2009 between National Health Investors, Inc. and W. Andrew Adams	Incorporated by reference
	with W. Andrew Adams	to Exhibit 10.1 to Form 10-Q
dated May 5, 2009

10.10	Employment Agreement with Justin Hutchens	Incorporated by reference
to Exhibit 10.2 to Form 10-Q
dated May 5, 2009

10.11	Agreement with Care Foundation of America, Inc.	Filed herewith

13	Financial Statement Schedules	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section	Filed Herewith
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

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

Schedule IV - Mortgage Loans on Real Estate

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

The audits referred to in our report dated February 20, 2010 relating to the consolidated financial statements of National Health Investors, Inc., which is contained in Item 7 of this Form 10-K, included the audits of the financial statement schedules listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Nashville, Tennessee

February 20, 2010

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(in thousands)

	Balance	Additions
	Beginning	Charged to Costs		Balance
Description	of Period	and Expenses (1)	Deductions	End of Period

For the year ended
December 31,
2009 - Loan loss
allowance	$ —	$ —	$ —	$ —

For the year ended
December 31,
2008 - Loan loss
allowance	$ —	$ —	$ —	$ —

For the year ended
December 31,
2007 - Loan loss
allowance	$ —	$ —	$ —	$ —

(1) In the Consolidated Statements of Income, we report the net amount of our provision for loan and realty losses and our recoveries of amounts previously written down.  For 2009, net recoveries were $1,077,000 and there was no provision for losses during the year.  For 2008, there were no recoveries and there was no provision for losses during the year.  For 2007, net recoveries were $24,238,000 and there was no provision for losses during the year.

NATIONAL HEALTH INVESTOR5S, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(in thousands)

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period				Date
	Encum-		Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
Properties	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Constructed
Skilled Nursing Facilities
Anniston, AL	$-	$70	$4,477	$-	$70	$4,477	$4,547	$2,817	10/17/1991
Moulton, AL	-	25	688	-	25	688	713	682	10/17/1991
Avondale, AZ	-	453	6,678	-	453	6,678	7,131	2,403	8/13/1996
Hudson, FL	-	413	10,742	-	413	10,742	11,155	6,189	10/17/1991
Merritt Island, FL	-	701	8,869	-	701	8,869	9,570	5,347	10/17/1991
Plant City, FL	-	405	8,777	-	405	8,777	9,182	5,783	10/17/1991
Stuart, FL	-	787	9,048	-	787	9,048	9,835	5,405	10/17/1991
Rossville, GA	-	52	865	-	52	865	917	852	10/17/1991
Grangeville, ID	-	122	2,491	-	122	2,491	2,613	900	8/13/1996
Glasgow, KY	-	33	1,751	-	33	1,751	1,784	1,259	10/17/1991
Madisonville, KY	-	198	431	-	198	431	629	380	10/17/1991
Desloge, MO	-	178	3,804	-	178	3,804	3,982	2,398	10/17/1991
Joplin, MO	-	175	4,034	-	175	4,034	4,209	2,010	10/17/1991
Kennett, MO	-	180	4,928	-	180	4,928	5,108	3,215	10/17/1991
Maryland Heights, MO	-	482	5,512	-	482	5,512	5,994	4,018	10/17/1991
St. Charles, MO	-	149	4,790	-	149	4,790	4,939	3,027	10/17/1991
Anderson, SC	-	308	4,643	-	308	4,643	4,951	3,444	10/17/1991
Greenwood, SC	-	222	3,457	-	222	3,457	3,679	2,588	10/17/1991
Laurens, SC	-	42	3,426	-	42	3,426	3,468	2,280	10/17/1991
Orangeburg, SC	-	300	3,715	-	300	3,715	4,015	128	9/25/2008
Athens, TN	-	38	1,463	-	38	1,463	1,501	1,223	10/17/1991
Chattanooga, TN	-	143	2,309	-	143	2,309	2,452	1,772	10/17/1991
Columbia, TN	-	96	651	-	96	651	747	574	10/17/1991
Dickson, TN	-	90	3,541	-	90	3,541	3,631	2,440	10/17/1991
Franklin, TN	-	47	1,130	-	47	1,130	1,177	798	10/17/1991
Hendersonville, TN	-	363	2,991	-	363	2,991	3,354	1,269	10/17/1991
Columbia, TN	-	58	716	-	58	716	774	525	10/17/1991
Johnson City, TN	-	85	1,918	-	85	1,918	2,003	1,600	10/17/1991
Knoxville, TN	-	384	2,692	-	384	2,692	3,076	1,974	10/17/1991
Lewisburg, TN	-	30	708	-	30	708	738	570	10/17/1991
McMinnville, TN	-	73	3,618	-	73	3,618	3,691	2,418	10/17/1991
Milan, TN	-	41	1,826	-	41	1,826	1,867	1,303	10/17/1991
Lewisburg, TN	-	16	287	-	16	287	303	286	10/17/1991
Pulaski, TN	-	54	3,921	-	54	3,921	3,975	2,537	10/17/1991

NATIONAL HEALTH INVESTOR5S, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(in thousands)

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period				Date
	Encum-		Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
Properties	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Constructed
Lawrenceburg, TN	-	98	2,900	-	98	2,900	2,998	1,797	10/17/1991
Dunlap, TN	-	35	3,679	-	35	3,679	3,714	2,069	10/17/1991
Smithville, TN	-	35	3,816	-	35	3,816	3,851	2,380	10/17/1991
Somerville, TN	-	26	678	-	26	678	704	556	10/17/1991
Sparta, TN	-	80	1,601	-	80	1,601	1,681	1,097	10/17/1991
Springfield, TN	-	44	854	-	44	854	898	854	10/17/1991
Dripping Springs, TX	-	100	1,059	-	100	1,059	1,159	168	3/16/2005
Gainesville, TX	-	200	3,640	-	200	3,640	3,840	520	3/16/2005
Paris, TX	-	60	12,040	-	60	12,040	12,100	183	6/30/2009
San Antonio, TX	-	300	12,150	-	300	12,150	12,450	201	6/30/2009
East Houston, TX	-	650	14,550	-	650	14,550	15,200	219	6/30/2009
NW Houston, TX	-	1,100	14,700	-	1,100	14,700	15,800	184	7/31/2009
Bristol, VA	-	176	2,511	-	176	2,511	2,687	1,622	10/17/1991
	-	9,717	195,075	-	9,717	195,075	204,792	86,264
Assisted Living Facilities
Gilbert, AZ	-	451	3,142	-	451	3,142	3,593	861	12/31/1998
Glendale, AZ	-	387	3,824	-	387	3,824	4,211	1,048	12/31/1998
Tucson, AZ	-	477	3,742	-	477	3,742	4,219	1,010	3/31/1999
Tucson, AZ	-	442	2,914	-	442	2,914	3,356	798	12/31/1998
Maitland, FL	-	1,687	5,428	-	1,687	5,428	7,115	1,941	12/23/1998
Daytona Beach , FL	-	320	2,668	-	320	2,668	2,988	731	12/23/1998
Maitland, FL	-	2,317	9,161	-	2,317	9,161	11,478	4,315	8/6/1996
W. Palm Beach, FL	-	2,771	4,286	-	2,771	4,286	7,057	3,244	8/6/1996
Peoria, IL	1	403	4,531	1	403	4,532	4,935	10	10/19/2009
Midland, MI	2	504	6,610	2	504	6,612	7,116	15	10/19/2009
Battle Creek, MI	3	398	3,090	3	398	3,093	3,491	7	10/19/2009
Lansing, MI	4	340	7,904	4	340	7,908	8,248	18	10/19/2009
Saginaw, MI	5	248	4,207	5	248	4,212	4,460	10	10/19/2009
Edison, NJ	-	4,229	13,030	-	4,229	13,030	17,259	5,296	8/6/1996
Weatherly, PA	-	439	3,960	-	439	3,960	4,399	429	9/1/2005
Conway, SC	-	344	2,877	-	344	2,877	3,221	788	12/31/1998
Gallatin, TN	-	326	2,277	-	326	2,277	2,603	614	3/31/1999
Kingsport, TN	-	354	2,568	-	354	2,568	2,922	703	12/31/1998
Tullahoma, TN	-	191	2,216	-	191	2,216	2,407	598	3/31/1999
	15	16,628	88,435	15	16,628	88,450	105,078	22,436

NATIONAL HEALTH INVESTOR5S, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(in thousands)

					Gross Amount at Which
		Initial Cost to Company		Cost Capitalized	Carried at Close of Period				Date
	Encum-		Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
Properties	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Constructed
Acute Care Hospital
Jackson, KY	-	540	10,163	-	540	10,163	10,703	4,705	6/12/1992

Independent Living Facilities
Nampa, ID	-	243	4,182	-	243	4,182	4,425	1,487	8/13/1996
St. Charles, MO	-	344	3,181	-	344	3,181	3,525	1,960	10/17/1991
Johnson City, TN	-	55	4,078	-	55	4,078	4,133	2,068	10/17/1991
Chattanooga, TN	-	9	1,567	-	9	1,567	1,576	966	10/17/1991
	-	651	13,008	-	651	13,008	13,659	6,481
Medical Office Buildings
Crestview, FL	-	165	3,349	-	165	3,349	3,514	1,830	6/30/1993
Mt. Vernon, IL	-	-	1,925	-	-	1,925	1,925	614	12/31/1998
Hillsboro, TX	-	-	3,336	-	-	3,336	3,336	1,067	7/31/1997
Pasadena, TX	-	631	6,341	-	631	6,341	6,972	3,497	1/1/1995
	-	796	14,951	-	796	14,951	15,747	7,008

Total continuing operations properties	15	28,332	321,632	15	28,332	321,647	349,979	126,894
Corporate assets	-	158	649	-	158	649	807	31
	$15	$28,490	$322,281	$15	$28,490	$322,296	$350,786	$126,925

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(A) See Notes 3 and 15 of Notes to Consolidated Financial Statements.
(B) Depreciation is calculated using estimated depreciation lives up to 40 years for all completed facilities.
(C) Subsequent to NHC’s transfer of the original real estate properties in 1991, we have purchased from
NHC $33,909,000 of additions to those properties. As the additions were purchased from NHC rather than developed by us, the $33,909,000 has been included as Initial Cost to Company.
(D) This schedule excludes assets held for sale with an original cost of $44,689,000 and accumulated depreciation of $11,269,000.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	December 31,
	2009	2008	2007
	(in thousands)
Investment in Real Estate:
Balance at beginning of period	$ 310,906	$ 309,407	$ 376,407
Additions through cash expenditures	81,569	4,048	2,491
Additions through contingent liabilities	3,000	-	-
Sale of properties for cash	-	(133)	(69,491)
Impairment write-downs	-	(1,986)	-
Reclassification for assets held for sale	(44,689)	(430)	-
Balance at end of year	$ 350,786	$ 310,906	$ 309,407

Accumulated Depreciation:
Balance at beginning of period	$ 129,574	$ 121,952	$ 141,208
Addition charged to costs and expenses	8,620	7,943	11,751
Sale of properties	-	(91)	(31,007)
Reclassification for assets held for sale	(11,269)	(230)	-
Balance at end of year	$ 126,925	$ 129,574	$ 121,952

Table of Contents NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE(1)
DECEMBER 31, 2009

							Principal Amount
							of Loan Subject
		Final	Monthly		Original		To Delinquent
	Interest	Maturity	Payment	Prior	Face Amount	Carrying Amount	Principal or
Description	Rate	Date	Terms	Liens	of Mortgages	of Mortgages(2)	Interest

Florida (A)	9.5%	2008	$353,000	None	$32,708,000	$ 22,936,000	$ 22,936,000

Georgia(B)	9.0%	January 2010	120,000	None	12,162,000	6,217,000(3)	None

8 Mortgages, Massachusetts and New Hampshire ($1,125,000 to $9,005,000 each)	6.9%	August 2011	9,000 to 69,000	None	40,526,000	21,328,000	None

Atlanta, Georgia (B)	6.5%	September, 2013	22,000	None	5,158,000	728,000(3)	None

8 Mortgages, Kansas and Missouri ($707,000 to $2,082,000 each) (C)	3.0% to 8.5%	December 2014	8,000 to 25,000	None	26,293,000	21,614,000	None

Madras, Oregon	12%	February 2014	Interest Only	None	850,000	600,000	None

Owatonna, Minnesota	7.47%	February 2018	38,000	None	5,033,000	3,886,000	None

Dripping Springs & Gainesville, Texas	9.0%	March, 2019	19,000	None	2,500,000	2,500,000	None

7 Mortgages, Virginia ($2,134,000 to $3,935,000 each)	8.0%-9.6%	August 2027 to June 2032	19,000 to 32,000	None	20,774,000	14,779,000	None

						$94,588,000

NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

(A)

NHI’s original face amount of the mortgage was $25,900,000.  In May 2007, we purchased the second mortgage whose original amount was $6,808,000 for its then current balance of $6,186,000.  The carrying amount of $22,936,000 is the current balance of the first and second mortgage.  As discussed in Note 9 to the consolidated financial statements, the note was settled in full in February 2010 when we acquired the underlying collateral facilities.

(B)	We have reduced the carrying amount of this mortgage loan by a reserve or write-off. The reserve or write-off is based on our knowledge of the general
	economic condition in the long-term health care industry and the cash flows of the long-term health care facilities that service the mortgage loan.

(C)	Note A in the original amount of $16,513,000 is at 8.5%. Note B in the original amount of $9,780,000 is at 3% with all principal and interest due at maturity.

(1)	See Note 4 to Consolidated Financial Statements for more information on our mortgage loan receivables.
(2)	For tax purposes, the cost of investments is the carrying amount.
(3)	Loan is currently on non-accrual status. We recognize interest income in the period in which cash is received.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	December 31,
	2009	2008	2007
	(in thousands)
Reconciliation of mortgage loans
Balance at beginning of period	$ 108,640	$ 134,605	$ 90,782
Additions:
New mortgage loans	4,501	—	74,835
Total Additions	4,501	—	74,835

Deductions during period:
Collection of principal, net	18,553	25,965	31,012
Total Deductions	18,553	25,965	31,012

Balance at end of period	$ 94,588	$ 108,640	$ 134,605