Form 10-Q
period 2010-03-31
NATIONAL HEALTH INVESTORS INC
filed 2010-05-10
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 27,666,456 shares of common stock outstanding of the registrant as of May 5, 2010.

Page

Part I. Financial Information

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

24

Item 4. Controls and Procedures.

24

Part II. Other Information

Item 1. Legal Proceedings.

25

Item 1A. Risk Factors.

25

Item 6. Exhibits.

26

Signatures

27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Real estate properties:
Land	$41,035	$28,490
Buildings and improvements	410,655	322,296
	451,690	350,786
Less accumulated depreciation	(129,519)	(126,925)
Real estate properties, net	322,171	223,861
Mortgage notes receivable, net	74,009	94,588
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	4,363	45,718
Marketable securities	21,666	21,322
Accounts receivable, net	3,701	2,189
Assets held for sale	33,420	33,420
Deferred costs and other assets	418	130
Total Assets	497,880	$459,360

Liabilities and Stockholders' Equity
Borrowings under revolving credit facility	33,935	-
Earnest money deposit	3,250	150
Real estate purchase liabilities	4,000	3,000
Accounts payable and accrued expenses	2,688	2,754
Dividends payable	15,896	17,959
Deferred income	1,286	885
Total Liabilities	61,055	24,748

Commitments and Contingencies

Stockholders' Equity
Common stock, .01 par value; 40,000,000 shares authorized; 27,645,498 and
27,629,505 shares issued and outstanding, respectively	276	276
Capital in excess of par value	461,663	459,842
Cumulative net income	916,554	900,611
Cumulative dividends	(956,116)	(940,220)
Unrealized gains on marketable securities	14,448	14,103
Total Stockholders' Equity	436,825	434,612
Total Liabilities and Stockholders' Equity	$497,880	$459,360

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.  The Condensed Consolidated Balance Sheet at December 31, 2009 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Revenues:
Rental income	$18,453	$12,779
Mortgage interest income	1,996	1,913
	20,449	14,692
Expenses:
Interest	160	37
Depreciation	2,594	1,703
Amortization of loan costs	68	4
Legal expense	283	450
Franchise, excise and other taxes	278	275
General and administrative	3,806	1,589
Loan and realty recoveries	-	(1,077)
	7,189	2,981
Income before non-operating income	13,260	11,711
Non-operating income (investment interest and other)	1,433	1,735
Income from continuing operations	14,693	13,446
Income from discontinued operations	1,250	1,603
Net income	$15,943	$15,049

Weighted average common shares outstanding:
Basic	27,632,376	27,574,544
Diluted	27,681,479	27,582,228
Earnings per common share:
Basic:
Income from continuing operations	$.53	$.49
Discontinued operations	.05	.06
Net income per common share	$.58	$.55
Diluted:
Income from continuing operations	$.53	$.49
Discontinued operations	.05	.06
Net income per common share	$.58	$.55

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$15,943	$15,049
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,594	1,951
Provision for loan and realty recoveries	-	(1,077)
Impairment of real estate assets in discontinued operations	-	25
Realized loss on sale of marketable securities	-	24
Amortization of loan costs	68	4
Share-based compensation	1,821	625
Change in operating assets and liabilities:
Accounts receivable	(1,512)	(936)
Deferred costs and other assets	23	37
Accounts payable and accrued expenses	(66)	(166)
Deferred income	401	(7)
Net cash provided by operating activities	19,272	15,529

Cash flows from investing activities:
Investment in mortgage notes receivable	(3,200)	-
Collection of mortgage notes receivable	843	7,023
Acquisition of real estate properties	(76,968)	-
Receipt of earnest money deposit	3,100	-
Proceeds from disposition of real estate properties	-	175
Acquisition of marketable securities	-	(184)
Proceeds from sales of marketable securities	1	2,405
Net cash (used in) provided by investing activities	(76,224)	9,419

Cash flows from financing activities:
Net borrowings under revolving credit facility	33,935	-
Credit facility fees	(379)	-
Principal payments on debt	-	(1,225)
Dividends paid to stockholders	(17,959)	(19,030)
Net cash provided by (used in) financing activities	15,597	(20,255)

(Decrease) Increase in cash and cash equivalents	(41,355)	4,693
Cash and cash equivalents, beginning of period	45,718	100,242
Cash and cash equivalents, end of period	$4,363	$104,935

Supplemental disclosure of cash flow information:
Interest paid	$88	$40
Supplemental schedule of non-cash activities:
Settlement of mortgage note by real estate acquisition (Note 2 and 8)	$22,936	$-
Cash withheld at closing of real estate acquisition (Note 8)	1,000	-
	$23,936	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

						Unrealized
			Capital in			Gains	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity
Balances at December 31, 2009	27,629,505	$276	$459,842	$900,611	$(940,220)	$14,103	$434,612
Comprehensive income
Net income	-	-	-	15,943	-	-	15,943
Comprehensive income
Unrealized holding gain arising during the period	-	-	-	-	-	345	345
Net gain recognized in other comprehensive income						345	345
Total comprehensive income							16,288
Stock issued on exercise of stock options	15,993	-	-	-	-	-	-
Share-based compensation	-	-	1,821	-	-	-	1,821
Cash dividends:
Dividends to common stockholders, $.575 per share	-	-	-	-	(15,896)	-	(15,896)

Balances at March 31, 2010 (unaudited)	27,645,498	$276	$461,663	$916,554	$(956,116)	$14,448	$436,825

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

    We, the management of National Health Investors, Inc., ("NHI" or the "Company") believe that the unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects.  The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.  We assume that users of these financial statements have read or have access to the audited December 31, 2009 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2009 have been omitted.  This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings.  For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, which are included in our 2009 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhinvestors.com.

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

    Federal Income Taxes - We intend at all times to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our REIT taxable income to our stockholders and meet other requirements to continue to qualify as a REIT.  Accordingly, no provision for federal income taxes has been made in the condensed consolidated financial statements.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.  Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, recognition of commitment fees, estimated useful lives used to compute depreciation expense, recognition of straight-line lease income and stock-based compensation.  Our tax returns filed for years beginning in 2006 are subject to examination by taxing authorities.  We classify interest and penalties related to uncertain tax positions, if any, in our condensed consolidated financial statements as a component of general and administrative expense.

    New Accounting Pronouncements - In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855).  This update removes the requirement for the Company to disclose the date through which subsequent events have been evaluated in issued financial statements.  The Company evaluates subsequent events after the balance sheet date through the issuance date of the financial statements.

NOTE 2.  REAL ESTATE

    At March 31, 2010, exclusive of assets held for sale, we had investments in 86 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  The 41 properties leased to NHC include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed by NHC.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the three months ended March 31, 2010, rental income from continuing operations was $18,453,000, of which $9,240,000 (50%) was recognized from NHC consisting of base rent of $8,425,000 and percentage rent of $815,000, $543,000 of which related to the final determination of NHC’s 2009 revenues.  For the three months ended March 31, 2009, our rental income from continuing operations was $12,779,000, of which $9,101,000 (71%) was recognized from NHC consisting of base rent of $8,425,000 and percentage rent of $676,000, $541,000 of which related to the final determination of

NHC’s 2008 revenues.  For purposes of the percentage rent calculation described in the master lease agreement, NHC’s revenue by facility is certified to NHI by March 31st of the following year.

    On February 1, 2010, we completed the purchase of six Florida skilled nursing facilities, consisting of 780 beds or 228,600 square feet, from Care Foundation of America, Inc. (“CFA”) for $67,000,000.  The facilities are leased to affiliates of Health Services Management, Inc. (“HSM”), pursuant to a lease which commenced October 1, 2009, for $6,200,000 annually in aggregate, plus 3% annual escalators beginning October 1, 2011.  The leases expire in 2014 and the tenant has a 3-year optional renewal term.  We account for acquired businesses using the acquisition method as prescribed by Accounting Standards Codification Topic 805, Business Combinations.  The facilities were part of our mortgage loan portfolio for 16 years.  The purchase resulted in the dismissal of pending litigation with CFA, as described in Note 8.  We funded the purchase with the full satisfaction of $23,300,000 in principal and interest on a mortgage note due from CFA, $29,700,000 in cash deposits and $14,000,000 in advances from our revolving credit facility.  See Note 7 for additional information about our revolving credit facility.  As part of this transaction, we recognized all identifiable tangible assets (there were no identifiable intangible assets or liabilities assumed) and attributed $4,690,000 of the purchase price to land value and $62,310,000 to the value of building and improvements.  Certain costs related to this business combination totaled $490,000 and have been recorded as general and administrative expenses in our Condensed Consolidated Statement of Income for the three months ended March 31, 2010.

    The revenue and earnings for the six facilities acquired from CFA included in our Condensed Consolidated Statement of Income for the three months ended March 31, 2010, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are as follows (in thousands).

	Revenue	Earnings
Actual from February 1, 2010 – March 31, 2010	$1,033	$774

Combined pro forma from January 1, 2010 – March 31, 2010	$20,966	$16,330

Combined pro forma from January 1, 2009 – March 31, 2009	$16,292	$16,260

    In March 2010, we completed a $12,500,000 purchase/leaseback transaction involving a 66-bed acute psychiatric hospital known as Alvarado Parkway Behavioral Institute in La Mesa, California.  At the closing of this transaction, $11,500,000 was funded and $1,000,000 was withheld as a conditional payment.  This facility is leased to Helix Healthcare for a term of 15 years at an initial lease payment of $1,500,000 plus annual fixed escalators.

    In March 2010, we completed a $21,400,000 purchase/leaseback transaction involving four assisted living and memory care facilities totaling 126 units in Minnesota.  The facilities, which are two to six years old, are leased to Suite Living Senior Specialty Services for a term of 15 years at an initial lease payment of $2,140,000 plus annual fixed escalators.

    In December 2009, we accepted an earnest money deposit of $150,000 from our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”), to sell six skilled nursing facilities in Texas.  The planned sale of these facilities meets the accounting criteria as being held for sale and is expected to close when HUD financing is arranged by Fundamental.  As of March 31, 2010 and December 31, 2009, the carrying value of $33,420,000 represents the lesser of the facilities’ net book value or fair value less cost to sell.  In March 2010, we received an additional earnest money deposit of $3,100,000.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  The summary of operating results of all facilities classified as discontinued operations is shown in Note 11.

    In December 2009, we entered into a lease agreement as lessor, which became effective January 1, 2010, with Emeritus Senior Living as lessee to lease eight existing senior living communities located in Arizona, South Carolina, and Tennessee, consisting of 258 assisted living units, 66 memory care units, and 12 independent living cottages.  The initial annual lease amount is $3,350,000 plus annual escalators and has an initial term of 15 years with two available extension options of five years each.  The lease also contains a purchase option exercisable beginning in year 11 and extending through the initial lease termination date.

NOTE 3.  MORTGAGE NOTES RECEIVABLE

    At March 31, 2010, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 30 health care properties.  Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner.

    As described in Note 2, a portion of the acquisition of the six Florida skilled nursing facilities from CFA was funded with the full satisfaction of $22,936,000 in mortgage note principal and $364,000 in accrued interest due from CFA.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  During the three months ended March 31, 2010, we received payment and recognized interest income of $560,000 from CFA.

    In March 2010, we entered into a $3,000,000 second mortgage loan secured by three skilled nursing facilities in Texas totaling 311 beds.  Our loan is part of a bridge-to-HUD financing for the borrower.  The mortgage includes a term of five years and a fixed interest rate of 14%.

    Subsequent to March 31, 2010, we entered into a $1,000,000 second mortgage loan secured by a 116 bed skilled nursing facility and a 28-unit assisted living facility.  The mortgage includes a term of five years and a fixed interest rate of 14%.

NOTE 4.  INVESTMENTS IN MARKETABLE SECURITIES

    Our investments in marketable securities include available-for-sale securities.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

    Our investment in NHC convertible preferred stock has been in an unrealized loss position for at least twelve months immediately preceding March 31, 2010.  We have evaluated the severity and duration of the impairment of this security by considering the strong financial condition of NHC and have concluded that we have the ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of carrying value.

Marketable securities consist of the following (in thousands):

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common and preferred stock of other REITs	$5,831	$20,400	$5,831	$20,185
NHC convertible preferred stock	1,387	1,266	1,388	1,137
	$7,218	$21,666	$7,219	$21,322

Gross unrealized gains and losses related to available-for-sale securities are as follows (in thousands):

		March 31,		December 31,
		2010		2009
Gross unrealized gains		$14,570		$14,355
Gross unrealized losses		(122)		(252)
		$14,448		$14,103

    During the three months ended March 31, 2010 and 2009, we recognized $313,000 and $380,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in non-operating income in the Condensed Consolidated Statements of Income.

NOTE 5.  INVESTMENT IN PREFERRED STOCK, AT COST

    In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into common stock at a 1:1 ratio.  The closing price of LTC’s common stock at March 31, 2010 was $27.06 per share.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our consolidated balance sheets.  Amounts to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared.  The carrying value of the preferred stock equals its cost of $38,132,000 at March 31, 2010 and 2009.

NOTE 6.  FAIR VALUE MEASUREMENTS

    Our financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments.  The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At March 31, 2010 and December 31, 2009, there were no material differences between the carrying amounts and fair values of our financial instruments.

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

    We have segregated all assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$20,400	$20,400	$-	$-
NHC convertible preferred stock	1,266	1,266	-	-
Total Marketable Securities	$21,666	$21,666	$-	$-

    Common and Preferred Stocks – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

NOTE 7.  REVOLVING CREDIT FACILITY

    On February 1, 2010, we entered into a $100,000,000 unsecured revolving credit facility to fund new healthcare real estate investments.  The new credit facility, which was provided by Regions Bank as agent and Pinnacle National Bank as a participating bank, bears interest at a margin of 250 basis points over LIBOR with a floor of 1%, which at March 31, 2010 was 3.5%, and matures in February 2011.  The unused balance fee is 0.5% per annum.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at March 31, 2010.  At March 31, 2010, the credit facility had an outstanding balance of $33,935,000.  For the three months ended March 31, 2010, we recognized $160,000 in interest expense related to this credit facility.

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

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in conditional payments to be made over the next three years based on Bickford’s expected achievement of certain operating financial thresholds.

    In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000.  The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment which is expected to be made in 2010.

    As of March 31, 2010, we had pending commitments related to two health care real estate projects: (1) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated, and (2) we were committed to fund an additional $50,000 on a mortgage note receivable.  We have sufficient liquidity to fund these commitments and to finance new investments.

    The health care facilities in which we have investments of leases or loans are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagees have indemnified and will continue to indemnify us against all liabilities arising from the operation of the health care facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities.  While there are lawsuits pending against certain of the owners and/or lessees of the health care facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position, results of operations and cash flows.

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

    In November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations, including CFA.  NHI has provided OTAG with requested information and documents.  OTAG has agreed as part of the settlement of the CFA litigation that it will take no further action based on the Company’s relationship with CFA.  At this time, however, NHI does not know whether OTAG will commence any legal proceedings with respect to any transaction with any other nonprofit corporation or, if so, what relief will be sought.

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

NOTE 9.  SHARE-BASED COMPENSATION

    We recognize share-based compensation for all stock options and restricted stock granted over the requisite service period using the fair value for these grants as estimated at the date of grant for employees and the end of the reporting period for non-employees using the Black-Scholes pricing model.

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

    In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of March 31, 2010, 703,967 shares were available for future grants under the 2005 plan.  The individual restricted stock and option grant awards vest over periods up to ten years.  The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

    The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of March 31, 2010, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

    Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $1,821,000 for the three months ended March 31, 2010, consisting of $1,813,000 for stock options and $8,000 for restricted stock, as compared to $625,000 for the three months ended March 31, 2009, consisting of $608,000 for stock options and $17,000 for restricted stock.  At March 31, 2010, we had $643,000 of unrecognized compensation cost related to unvested restricted shares issued and unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2010 - $403,000; 2011 - $215,000, and 2012 - $25,000.  Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the three months ended March 31, 2010 and 2009:

	2010	2009
Options outstanding, January 1,	253,836	159,668
Options granted under 2005 Plan	375,000	275,000
Options exercised under 1997 Plan	(4,817)	-
Options exercised under 2005 Plan	(58,515)	-
Options outstanding, March 31,	565,504	434,668

Exercisable March 31,	391,663	313,581

The following table summarizes our restricted stock activity for the three months ended March 31, 2010 and 2009:

	2010	2009
Non-vested at January 1,	5,100	7,025
Vested during the period	(1,250)	(1,250)
Non-vested at March 31,	3,850	5,775

NOTE 10.  NON-OPERATING INCOME

Non-operating income is summarized below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Dividends	$1,131	$1,166
Interest income	59	412
Realized loss on sale of marketable securities	-	(24)
Other revenue	243	181
	$1,433	$1,735

NOTE 11.  DISCONTINUED OPERATIONS

    As described in Note 2, the planned sale of the Fundamental facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $1,250,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Income from discontinued operations is summarized below: (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:	$1,250	$1,892
Expenses:
Depreciation	-	(248)
General and administrative	-	(16)
Impairment of real estate assets	-	(25)
	$1,250	$1,603

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

    The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2010	2009

Income from continuing operations	$14,693	$13,446
Discontinued operations	1,250	1,603

Net income available to common stockholders	$15,943	$15,049

BASIC:
Weighted average common shares outstanding	27,632,376	27,574,544

Income from continuing operations per common share	$.53	$.49
Discontinued operations per common share	.05	.06
Net income per common share	$.58	$.55

DILUTED:
Weighted average common shares outstanding	27,632,376	27,574,544
Stock options	45,734	5,012
Restricted shares	3,369	2,672
Average dilutive common shares outstanding	27,681,479	27,582,228

Income from continuing operations per common share	$.53	$.49
Discontinued operations per common share	.05	.06
Net income per common share	$.58	$.55

Incremental shares excluded since anti-dilutive:
Stock options	13,244	28,118

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

    Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•

We depend on the operating success of our customers (facility operators) for collection of our revenues during this time of uncertain economic conditions and legislative healthcare reform in the U.S.;

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

•

We may incur more debt and intend to replace our current credit facility with longer term debt in the future, which may not be available on terms acceptable to the Company;

•

We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties;

•

We are exposed to the risk that our assets may be subject to impairment charges;

•

We depend on the ability to continue to qualify as a real estate investment trust;

•

We have ownership limits in our charter with respect to our common stock and other classes of capital stock, and

•

We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests.

    See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2009, and “Business” and “Risk Factors” under Item 1 and Item 1A therein, for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones facing the Company.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected.  In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

    NHI, a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care industry.  As of March 31, 2010, our portfolio consisted of real estate and mortgage investments (excluding assets held for sale) with a carrying value totaling approximately $395,408,000 and other investments in preferred stock and marketable securities of $59,798,000 resulting in total invested assets of $455,206,000.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide, primarily in the long-term health care industry.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, an acute psychiatric hospital and an acute care hospital, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.

Portfolio

    At March 31, 2010, our continuing operations consisted of investments in real estate and mortgage notes receivable in 116 health care properties located in 21 states consisting of 81 skilled nursing facilities, 25 assisted living facilities, 4 medical office buildings, 4 independent living facilities, 1 acute psychiatric hospital and 1 acute care hospital.  These investments consisted of approximately $321,399,000 of net real estate investments with 19 lessees and $74,009,000 aggregate carrying value of mortgage notes receivable from 14 borrowers.

    Of the 86 health care properties leased to operators, 41 are leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  The 41 facilities include four centers subleased to and operated by other companies, the lease payments of which are guaranteed by NHC.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the three months ended March 31, 2010, rental income from continuing operations was $18,453,000, of which $9,240,000 (50%) was recognized from NHC consisting of base rent of $8,425,000 and percentage rent of $815,000, $543,000 of which related to the final determination of NHC’s 2009 revenues.  For the three months ended March 31, 2009, our rental income from continuing operations was $12,779,000, of which $9,101,000 (71%) was recognized from NHC consisting of base rent of $8,425,000 and percentage rent of $676,000, $541,000 of which related to the final determination of NHC’s 2008 revenues.

    Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 13.2% of our total portfolio on March 31, 2010, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC’s books for as many as 20 years.  As a result, we believe that the fair value of these assets is significantly in excess of their net book value.  To illustrate, rental income for the year ended December 31, 2009 from NHC was $34,782,000 or approximately 65.2% of the net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

    As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, and other relevant information.

    The following tables summarize our investments in real estate (excluding corporate office and assets held for sale) and mortgage notes receivable as of March 31, 2010:

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	53	7,040		$183,857,000
Assisted Living Facilities	23	1,483		103,414,000
Medical Office Buildings	4	124,427	*	8,640,000
Independent Living Facilities	4	456		7,089,000
Acute Psychiatric Hospitals	1	66		12,474,000
Acute Care Hospitals	1	55		5,925,000
Total Real Estate Properties	86			321,399,000

Mortgage Notes Receivable
Skilled Nursing Facilities	28	2,772		69,345,000
Assisted Living Facilities	2	146		4,664,000
Total Mortgage Notes Receivable	30	2,918		74,009,000
Total Portfolio	116			$395,408,000

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	86	81.3%		$321,399,000
Mortgage Notes Receivable	30	18.7%		74,009,000
Total Portfolio	116	100.0%		$395,408,000

Summary of Facilities by Type
Skilled Nursing Facilities	81	64.0%		$253,202,000
Assisted Living Facilities	25	27.3%		108,078,000
Medical Office Buildings	4	2.2%		8,640,000
Independent Living Facilities	4	1.8%		7,089,000
Acute Psychiatric Hospitals	1	3.2%		12,474,000
Acute Care Hospitals	1	1.5%		5,925,000
Total Real Estate Portfolio	116	100.0%		$395,408,000

Portfolio by Operator Type
Public	56	26.0%		$103,000,000
Regional	46	59.4%		234,804,000
Small	14	14.6%		57,604,000
Total Real Estate Portfolio	116	100.0%		$395,408,000

Public Operators
National HealthCare Corp.	41	13.3%		$52,423,000
Emeritus Senior Living	8	5.0%		19,965,000
Sunrise Senior Living, Inc.	1	3.0%		11,883,000
Community Health Systems, Inc.	4	2.8%		11,133,000
Sun Healthcare Group, Inc.	2	1.9%		7,596,000
Total Public Operators	56	26.0%		$103,000,000

    Exclusive of assets held for sale, operators who operate more than 3% of our total real estate investments are as follows: American HealthCare, LLC; Bickford Senior Living; Community Living Partnerships, LLC; ElderTrust of Florida, Inc.; Emeritus Senior Living; Health Services Management, Inc.; Helix Healthcare, Inc.; National HealthCare Corp.; Legend Healthcare, LLC; SeniorTrust of Florida, Inc. and Sunrise Senior Living, Inc.

    As of March 31, 2010, the average effective quarterly rental income was $1,818 per licensed bed for skilled nursing facilities, $3,239 per unit for assisted living facilities, $1,025 per unit for independent living facilities, $4,167 per bed for acute psychiatric hospitals, $12,770 per bed for acute care hospitals and $3 per square foot for medical office buildings.

    We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At March 31, 2010, our investment in common and preferred shares of publicly-held REITs was $59,798,000.  Refer to Notes 4, 5 and 6 of our condensed consolidated financial statements for further information.

Areas of Focus

    We are evaluating and will make additional new investments during the remainder of 2010 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our total book capitalization and relative to our peers in the industry.  New investments in real estate and mortgage notes may be funded by our liquid investments and by external financing.  We intend to make new investments that meet our risk criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

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

    The following table summarizes our write-downs and recoveries for the three months ended March 31, 2010 and 2009, respectively.

Write-downs (Recoveries)	Three Months Ended March 31,
(in thousands)	2010	2009
Real estate	$-	$25
Mortgage notes receivable	-	(1,077)
	$-	$(1,052)

    In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a Georgia nursing home and recorded a recovery of amounts previously written down of $1,077,000.

    During 2008, we recorded an impairment charge of $1,986,000 related to two Kansas facilities to reduce the carrying value of these facilities to fair value, less the cost of selling the facilities.  One of the facilities, located in Hoisington, Kansas, was sold in November of 2008.  The remaining facility, located in Emporia, Kansas, was sold during the first quarter of 2009.  Prior to selling the Emporia facility, an additional impairment charge of $25,000 was recorded to further reduce its fair value less cost to sell.

    We believe that the carrying amounts of our real estate properties are recoverable and notes receivable are realizable (including those identified as impaired or non-performing) and are supported by the value of the underlying collateral.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Acquisitions and New Leases of Real Estate

    At December 31, 2009, we had a non-performing mortgage note receivable from Care Foundation of America (“CFA”) with a principal balance of $22,936,000.  As disclosed in Note 8 to the condensed consolidated financial statements, CFA filed a Chapter 11 bankruptcy petition and initiated an adversary proceeding complaint against us.  In December 2009, NHI agreed to purchase the six Florida properties for a total of $67,000,000.  The facilities are leased to Health Services Management (“HSM”)

for $6,200,000 annually, plus escalators over the initial lease term expiring in 2014.  The transaction closed on February 1, 2010.  We funded the purchase with the full satisfaction of $23,300,000 in principal and interest on a mortgage note due from CFA, $29,700,000 in cash deposits and $14,000,000 in advances from NHI’s revolving credit facility.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  For the three months ended March 31, 2010, we have received payment and recognized interest income of $560,000 from CFA.

    In March 2010, we completed a $12,500,000 purchase/leaseback transaction involving a 66-bed acute psychiatric hospital known as Alvarado Parkway Behavioral Institute in La Mesa, California.  At the closing of this transaction, $11,500,000 was funded and $1,000,000 was withheld as a conditional payment.  This facility is leased to Helix Healthcare for a term of 15 years at an initial lease payment of $1,500,000 plus annual fixed escalators.

    In March 2010, we completed a $21,400,000 purchase/leaseback transaction involving four assisted living and memory care facilities totaling 126 units in Minnesota.  The facilities, which are two to six years old, are leased to Suite Living Senior Specialty Services for a term of 15 years at an initial lease payment of $2,140,000 plus annual fixed escalators.

    In December 2009, we entered into a lease agreement as lessor, which became effective January 1, 2010, with Emeritus Senior Living as lessee to lease eight existing senior living communities located in Arizona, South Carolina, and Tennessee, consisting of 258 assisted living units, 66 memory care units, and 12 independent living cottages.  The initial annual lease amount is $3,350,000 plus annual escalators and has an initial term of 15 years with two available extension options of five years each.  The lease also contains a purchase option exercisable beginning in year 11 and extending through the initial lease termination date.

Planned Disposition of Certain Real Estate

    In December 2009, we accepted an earnest money deposit of $150,000 from our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”), to sell six skilled nursing facilities in Texas.  The planned sale of these facilities meets the accounting criteria as being held for sale and is expected to close when HUD financing is arranged by Fundamental.  As of March 31, 2010 and December 31, 2009, the carrying value of $33,420,000 represents the lesser of the facilities’ net book value or fair value less cost to sell.  In March 2010, we received an additional earnest money deposit of $3,100,000.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  The summary of operating results of all facilities classified as discontinued operations is shown in Note 11.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

    The results of operations for facilities sold or classified as held for sale have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

    Net income for the three months ended March 31, 2010, was $15,943,000 versus $15,049,000 for the same period in 2009, an increase of $894,000 or 5.9%.  Diluted earnings per common share were $.58 in 2010 versus $.55 in 2009, an increase of $.03 or 5.5%.  The significant items affecting net income are described below.

    Total revenues for the three months ended March 31, 2010, were $20,449,000 versus $14,692,000 in 2009, an increase of $5,757,000 or 39.2%.  Rental income increased $5,674,000 or 44.4% from the same period in 2009 primarily as a result of (1) $1,520,000 in past-due rent received and recognized into income from RGL Development, LLC, (2) $1,389,000 from Legend Healthcare, LLC for new leases that commenced in July and August, 2009, (3) $1,033,000 from HSM for leases of the six Florida skilled nursing facilities acquired February 1, 2010 from CFA, (4) $600,000 from Bickford Senior Living for new leases that commenced during the fourth quarter of 2009, (5) a $139,000 increase in percentage rent from NHC, (6) $116,000 from Suite Living Senior Specialty Services for new leases that commenced in March 2010, (7) $92,000 from Helix Healthcare for a lease that commenced in March 2010, (8) a $605,000 increase in straight-line rent income recognized as a result of acquisitions made and leases entered into in 2009 and 2010, and (9) other adjustments to existing leases of $180,000.

    Mortgage interest income for the three months ended March 31, 2010 increased $83,000 or 4.3% to $1,996,000 from the same period in 2009.  Interest revenue during the first three months of 2010 included the recognition of $560,000 in interest income from CFA.  But for the CFA interest, our interest income would have declined $477,000 from the same period in 2009 due to the payoff of three of our mortgage loans during 2009.  Unless we continue to make new investments in mortgages in 2010 and future years, our interest income will decrease due to the normal amortization of our loans.

    Total expenses (excluding loan and realty recoveries which are required to be shown as a reduction of expenses for financial reporting purposes) for the three months ended March 31, 2010, were $7,189,000 versus $4,058,000 for the same period in 2009, an increase of $3,131,000 or 77.2%.  General and administrative expenses increased $2,217,000 primarily as a result of additions to our executive management team and staff during 2009, including $1,678,000 in annually recurring stock-based compensation for immediately vested awards.  There was a $1,196,000 increase in stock-based compensation expense, a $446,000 increase in payroll-related expenses, and $490,000 in expenses related to the CFA acquisition, and smaller items totaling $85,000.  We recognize stock-based compensation for financial reporting purposes for all stock options granted over the requisite service period using the fair value for these grants as estimated at the date of grant for employees and the end of the reporting period for non-employees using the Black-Scholes pricing model.  Depreciation expense increased $891,000 over the same period in 2009 due to new real estate investments made in 2009 and the first three months of 2010.

Non-Operating Income –

    Non-operating income for the three months ended March 31, 2010, was $1,433,000 versus $1,735,000 for the same period in 2009, a decrease of $302,000 or 17.4%.  Non-operating income consists primarily of dividend and interest income on our investments in marketable securities and bank deposits.  Interest income for 2010 was $59,000 versus $412,000 for the same period in 2009, a decrease of $353,000 or 85.7%, due primarily to lower bank deposits as a result of new real estate and mortgage note investments made in 2009 and during the three months ended March 31, 2010.

Discontinued Operations –

    We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations.

    The income from discontinued operations for the three months ended March 31, 2010 and 2009 was $1,250,000 and $1,603,000, respectively.

    We have classified six skilled nursing facilities in Texas as held for sale in our Condensed Consolidated Balance Sheet as of March 31, 2010.  Additionally, we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  The income from discontinued operations for these facilities for the three months ended March 31, 2010 and 2009 was $1,250,000 and $1,002,000, respectively.

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

    General and administrative expenses in March 2009 related to facilities previously sold were $16,000.

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

    These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
Cash and cash equivalents at beginning of period	$45,718	$100,242	$(54,524)	(54.4%)
Cash provided by operating activities	19,272	15,529	3,743	24.1%
Cash (used in) provided by investing activities	(76,224)	9,419	(85,643)	(909.3%)
Cash (used in) financing activities	15,597	(20,255)	35,852	177.0%
Cash and cash equivalents at end of period	$4,363	$104,935	$(100,572)	(95.8%)

    Net cash flows provided by discontinued operations of the Texas facilities during the three months ended March 31, 2010 and 2009 were $1,250,000 and $1,250,000, respectively.

   Operating Activities – Net cash provided by operating activities was $19,272,000 for the three months ended March 31, 2010 compared to $15,529,000 for the same period in 2009, an increase of 24.1%.  Net cash provided by operating activities in 2010 consists of net income of $15,943,000 adjusted by non-cash expenses such as depreciation of $2,594,000 and share-based compensation of $1,821,000, and offset by working capital changes and smaller items totaling $1,086,000.  Working capital changes affecting cash were primarily due to the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

   Net cash provided by operating activities in 2009 consisted of net income of $15,049,000 adjusted by non-cash expenses such as depreciation of $1,951,000 and share-based compensation of $625,000, offset by recoveries of previous write-downs of $1,077,000 and working capital changes and smaller items totaling $1,019,000.  Working capital changes affecting cash were primarily due to the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

   Investing Activities – Net cash used in investing activities was $76,224,000 for the three months ended March 31, 2010 compared to $9,419,000 net cash provided by investing activities for the same period in 2009.  Cash used to fund new investments in real estate properties and mortgage loans in 2010 was $76,968,000 and $3,200,000, respectively.  During 2010, we received earnest money deposits totaling $3,100,000 from our current lessee Fundamental toward the sale of six skilled nursing facilities in Texas which is expected to close when HUD financing is arranged by Fundamental.  Collections of mortgage notes receivable in 2010 amounted to $843,000.

   Net cash provided by investing activities in 2009 consisted of collections of mortgage notes receivable of $7,023,000, proceeds from sales of marketable securities of $2,405,000 and offset by smaller items totaling $9,000.

   Financing Activities – Net cash provided by financing activities was $15,597,000 for the three months ended March 31, 2010 compared to $20,255,000 used in financing activities for the same period in 2009.  Net borrowings under our revolving credit facility in 2010 used to fund new real estate and mortgage loan investments were $33,935,000.  Dividends paid to stockholders during 2010 were $17,959,000.  Credit facility fees were $379,000.

   Net cash used in financing activities in 2009 consisted of principal payments of $1,225,000 on revenue bonds and $19,030,000 in dividends to stockholders.

Liquidity

    At March 31, 2010, our liquidity was strong, with cash and highly-liquid marketable securities of $26,029,000.  Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

    Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.

    On February 1, 2010 we closed on a $100,000,000 unsecured revolving credit facility to fund new healthcare real estate investments.  The new credit facility, which was provided by Regions Bank as agent and Pinnacle National Bank as a participating bank, bears interest at a margin of 250 basis points over LIBOR with a floor of 1% and matures in February 2011.  The unused balance fee is 0.5% per annum.  The facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements.  At March 31, 2010, we had an outstanding balance on our revolving credit facility of $33,935,000.

    We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2010 and thereafter.  During the first three months of 2010, we declared a quarterly dividend of $.575 per common share for stockholders of record on March 31, 2010, payable on May 10, 2010.

    Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2009 fourth quarter dividend was $.55 per common share, plus a special dividend of $.10 per common share, and both were paid on January 29, 2010.

Off Balance Sheet Arrangements

    We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At March 31, 2010, we did not participate in any such financial instruments.

Contractual Obligations and Contingent Liabilities

As of March 31, 2010, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1	Year 2-3
Borrowings under revolving credit facility, including interest(1)	$34,962	$923	$34,039
Real estate purchase liability	4,000	1,500	2,500
Capital improvements	750	750	-
Mortgage note advances	50	50	-
	$39,762	$3,223	$36,539

(1) Interest was calculated at 3.5%, the interest rate at March 31, 2010, through expiration of the credit facility based on the balance outstanding at March 31, 2010.  It also includes an unused balance fee of 0.5%.

Contingencies

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in conditional payments to be made over the next three years based on Bickford’s expected achievement of certain operating financial thresholds.

    In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000.  The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment which is expected to be made in 2010.

Commitments

    As of March 31, 2010, we had pending commitments related to two health care real estate projects: (1) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated, and (2) we were committed to fund an additional $50,000 on a mortgage note receivable.  We have sufficient liquidity to fund these commitments and to finance new investments.

Funds From Operations

    Our funds from operations (“FFO”) for the three months ended March 31, 2010 was $18,404,000 compared to $16,978,000 for the same period in 2009, an increase of $1,426,000 or 8.4%.  The increase in FFO was primarily the result of the impact on net income of our new investments in 2009 and 2010 and the associated impact on real estate depreciation, a non-cash adjustment to FFO.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.

    We believe that FFO is an important supplemental measure of operating performance for a REIT.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO.  The term FFO was designed by the REIT industry to address this issue.  Our measure may not be comparable to similarly titled measures used by other REITs.  Consequently, our FFO may not provide a meaningful measure of our performance as compared to that of other REITs.  Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company’s FFO to that of other REITs.  FFO in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) (FFO does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

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

    The following table reconciles net income to FFO and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Net income	$15,943	$15,049
Elimination of certain non-cash items in net income:
Real estate depreciation - continuing operations	2,461	1,681
Real estate depreciation - discontinued operations	-	248
Funds from operations	$18,404	$16,978

BASIC
Weighted average common shares outstanding	27,632,376	27,574,544
Basic FFO per common share	$.67	$.62

DILUTED
Weighted average common shares outstanding	27,681,479	27,582,228
Diluted FFO per common share	$.66	$.62

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

New Accounting Pronouncements

    See Note 1 to the condensed consolidated financial statements for the impact of new accounting standards.

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

    As of March 31, 2010, $33,935,000 of our debt bears interest at variable rates, currently 3.5%.  A hypothetical 10% increase or decrease in interest rates would decrease or increase, respectively, our future earnings and cash flows related to these debt instruments by $118,700 annually.

    We do not use derivative instruments to hedge interest rate risks.  The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

    We consider our investments in marketable securities of $21,666,000 at March 31, 2010 as available-for-sale securities.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity.  The investments in marketable securities are recorded at their fair value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $2,166,600 change in the fair value of our investments in marketable securities.

Item 4.

Controls and Procedures.

    Evaluation of Disclosure Control and Procedures. As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2010.

    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) for $32.7 million, ($6.8 million of which was ultimately due to National HealthCare Corporation ("NHC"), which had contributed to the purchase price consideration, under the terms of an inter-creditor agreement between NHI and NHC), with NHI financing 100% of the purchase price, and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the balance of $22,936,000 due December 31, 2008.  On December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case (the “CFA Adversary Proceeding”).  As disclosed in Note 8 of the notes to the consolidated financial statements, CFA’s complaint alleged in part that NHI exercised dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI had used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleged that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  NHI denied CFA’s claims and filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office.  In December 2009, NHI agreed to purchase the six Florida properties (which are leased to a third-party for $6.2 million annually, plus escalators over the initial lease term expiring in 2014) from CFA for a total of $67 million; CFA agreed to pay the full amount of its outstanding balance due to NHI as a credit against the purchase price (CFA had continued to pay interest of 9.5% on the principal amount due during the bankruptcy); and the parties agreed to dismiss with prejudice their respective claims in the CFA Adversary Proceeding.  The transaction and the resolution of the claims were approved by both the bankruptcy court and the Tennessee Attorney General’s Office.  The transaction closed on February 1, 2010.

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

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserts that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleges that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint seeks no relief from NHI itself.  The defendants have filed a motion to dismiss the amended complaint for failure to make an adequate pre-filing demand; that motion is pending before the court.

Item 1A.

Risk Factors.

    During the quarter ended March 31, 2010, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.

 Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Form S-11 Registration Statement No. 33-41863)

*10.1	Amendment No. 1 dated March 10, 2010 to the Amended and Restated Consulting Agreement dated February 25, 2009 by and between NHI and W. Andrew Adams

*10.2	Amendment No. 1 dated March 10, 2010 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens

10.3	$100,000,000 credit facility dated February 1, 2010 by and between NHI and certain subsidiaries and Regions bank, as agent

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* indicates management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: May 7, 2010	/s/ W. Andrew Adams
W. Andrew Adams
Chairman, Board of Directors and
Chief Executive Officer

Date: May 7, 2010	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Accounting Officer)