Form 10-Q
period 2010-06-30
NATIONAL HEALTH INVESTORS INC
filed 2010-08-04
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 27,670,316 shares of common stock outstanding of the registrant as of July 30, 2010.

Page

Part I. Financial Information

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

26

Item 4. Controls and Procedures.

26

Part II. Other Information

Item 1. Legal Proceedings.

27

Item 1A. Risk Factors.

27

Item 6. Exhibits.

28

Signatures

29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Real estate properties:
Land	$41,711	$28,490
Buildings and improvements	416,486	322,296
	458,197	350,786
Less accumulated depreciation	(131,620)	(126,925)
Real estate properties, net	326,577	223,861
Mortgage notes receivable, net	76,087	94,588
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	11,744	45,718
Marketable securities	19,832	21,322
Accounts receivable, net	3,640	2,189
Assets held for sale, net	33,420	33,420
Deferred costs and other assets	477	130
Total Assets	$509,909	$459,360

Liabilities and Stockholders' Equity
Borrowings under revolving credit facility	$43,823	$-
Earnest money deposit	3,325	150
Deferred real estate purchase consideration	4,000	3,000
Accounts payable and accrued expenses	2,868	2,754
Dividends payable	15,910	17,959
Deferred income	1,460	885
Total Liabilities	71,386	24,748

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,670,316 and
27,629,505 shares issued and outstanding, respectively	277	276
Capital in excess of par value	461,917	459,842
Cumulative net income	935,743	900,611
Cumulative dividends	(972,027)	(940,220)
Unrealized gains on marketable securities	12,613	14,103
Total Stockholders' Equity	438,523	434,612
Total Liabilities and Stockholders' Equity	$509,909	$459,360

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.  The Condensed Consolidated Balance Sheet at December 31, 2009 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues:
Rental income	$17,646	$12,118	$35,979	$24,776
Mortgage interest income	1,602	2,590	3,597	4,503
	19,248	14,708	39,576	29,279
Expenses:
Depreciation	2,823	1,660	5,383	3,327
Legal expense	174	485	455	936
Franchise, excise and other taxes	252	139	530	414
General and administrative	1,331	1,257	5,137	2,845
Loan and realty recoveries	(573)	-	(573)	(1,077)
	4,007	3,541	10,932	6,445
Income before non-operating items	15,241	11,167	28,644	22,834
Non-operating income	1,285	1,700	2,717	3,435
Interest expense and amortization of loan costs	(474)	(28)	(702)	(70)
Income from continuing operations	16,052	12,839	30,659	26,199
Discontinued operations
Income from operations - discontinued	1,133	2,576	2,469	4,265
Net gain on sale of real estate	2,004	-	2,004	-
Income from discontinued operations	3,137	2,576	4,473	4,265
Net income	$19,189	$15,415	$35,132	$30,464

Weighted average common shares outstanding:
Basic	27,665,629	27,578,000	27,649,003	27,576,272
Diluted	27,729,034	27,592,050	27,705,257	27,587,139
Earnings per common share:
Basic:
Income from continuing operations	$.58	$.46	$1.11	$.95
Discontinued operations	.11	.09	.16	.15
Net income per common share	$.69	$.55	$1.27	$1.10
Diluted:
Income from continuing operations	$.58	$.46	$1.11	$.95
Discontinued operations	.11	.09	.16	.15
Net income per common share	$.69	$.55	$1.27	$1.10

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$35,132	$30,464
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	5,452	3,892
Straight-line rent	(1,558)	(95)
Provision for loan and realty recoveries	(573)	(1,077)
Impairment of real estate assets in discontinued operations	-	25
Net gain on sale of real estate	(2,004)	-
Realized gain on sale of marketable securities	-	(117)
Amortization of loan costs	158	8
Share-based compensation	2,038	701
Change in operating assets and liabilities:
Accounts receivable	106	(233)
Deferred costs and other assets	(505)	(124)
Accounts payable and other accrued expenses	114	(1,207)
Deferred income	575	548
Net cash provided by operating activities	38,935	32,785

Cash flows from investing activities:
Investment in mortgage notes receivable	(8,621)	(3,901)
Collection of mortgage notes receivable	2,260	4,895
Prepayment of mortgage notes receivable	2,500	2,978
Acquisition of real estate properties	(88,475)	(39,516)
Receipt of earnest money deposit	3,175	-
Proceeds from disposition of real estate properties	6,247	175
Acquisition of marketable securities	-	(274)
Proceeds from sales of marketable securities	-	3,294
Net cash used in investing activities	(82,914)	(32,349)

Cash flows from financing activities:
Net borrowings under revolving credit facility	43,823	-
Stock options exercised	37	-
Principal payments on debt	-	(1,225)
Dividends paid to stockholders	(33,855)	(34,199)
Net cash provided by (used in) financing activities	10,005	(35,424)

Decrease in cash and cash equivalents	(33,974)	(34,988)
Cash and cash equivalents, beginning of period	45,718	100,242
Cash and cash equivalents, end of period	$11,744	$65,254

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$358	$63
Supplemental schedule of non-cash activities:
Settlement of mortgage note by real estate acquisition (Note 2 and 8)	$22,936	$-
Real estate purchase guarantee	-	1,000
Cash withheld at closing of real estate acquisition (Note 8)	1,000	-
Discount on mortgage note receivable purchased	-	1,132

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

						Unrealized
			Capital in			Gains	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity
Balances at December 31, 2009	27,629,505	$276	$459,842	$900,611	$(940,220)	$14,103	$434,612
Comprehensive income:
Net income	-	-	-	35,132	-	-	35,132
Other comprehensive income:
Unrealized holding gain arising during the period	-	-	-	-	-	(1,490)	(1,490)
Net gain recognized in other comprehensive income						(1,490)	(1,490)
Total comprehensive income							33,642
Shares issued on stock options exercised	40,811	1	37	-	-	-	38
Share-based compensation	-	-	2,038	-	-	-	2,038
Cash Dividends:
Dividends to common stockholders, $1.15 per share	-	-	-	-	(31,807)	-	(31,807)

Balances at June 30, 2010 (unaudited)	27,670,316	$277	$461,917	$935,743	$(972,027)	$12,613	$438,523

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

    Federal Income Taxes - We intend at all times to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our REIT taxable income to our stockholders and meet other requirements to continue to qualify as a REIT.  Accordingly, no provision for federal income taxes has been made in the condensed consolidated financial statements.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.  Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, recognition of commitment fees, estimated useful lives used to compute depreciation expense, recognition of straight-line lease income and stock-based compensation.  Our tax returns filed for years beginning in 2007 are subject to examination by taxing authorities.  We classify interest and penalties related to uncertain tax positions, if any, in our condensed consolidated financial statements as a component of general and administrative expense.

    New Accounting Pronouncements - In February 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855).  This update removes the requirement for the Company to disclose the date through which subsequent events have been evaluated in issued financial statements.  The Company evaluates subsequent events after the balance sheet date through the issuance date of the financial statements.

NOTE 2.  REAL ESTATE

    At June 30, 2010, exclusive of assets held for sale, we had investments in 87 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  The 41 properties leased to NHC include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed by NHC.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the six months ended June 30, 2010, rental income from continuing operations was $35,979,000, of which $17,849,000 (50%) was recognized from NHC consisting of base rent of $16,850,000 and percentage rent of $999,000, $485,000 of which related to final determination of NHC’s 2009 revenues.  For the six months ended June 30, 2009, our rental income from continuing operations was $24,776,000, of which $17,661,000 (71%) was recognized from NHC consisting of base rent of $16,850,000 and percentage rent for 2008 of $541,000 and percentage rent for 2009 of $270,000 (the base year for the percentage rent calculation having been 2007).  For purposes of the percentage rent calculation described in the master lease agreement, NHC’s revenue by facility is certified to NHI by March 31st of the following year.

Acquisitions and New Leases of Real Estate

    On February 1, 2010, we completed the purchase of six Florida skilled nursing facilities, consisting of 780 beds or 228,600 square feet, from Care Foundation of America, Inc. (“CFA”) for $67,000,000.  The facilities are leased to affiliates of Health Services Management, Inc. (“HSM”), pursuant to a lease that commenced October 1, 2009, for $6,200,000 annually in aggregate rent, plus 3% annual escalators beginning October 1, 2011.  The leases expire in 2014 and the tenant has a 3-year optional renewal term.  We account for acquired businesses using the acquisition method as prescribed by Accounting Standards Codification Topic 805, Business Combinations.  The facilities were part of our mortgage loan portfolio for 16 years.  The purchase resulted in the dismissal of pending litigation with CFA, as described in Note 8.  We funded the purchase with the full satisfaction of $23,300,000 in principal and interest on a mortgage note due from CFA, $29,700,000 in cash deposits and $14,000,000 in advances from our revolving credit facility.  See Note 7 for additional information about our revolving credit facility.  As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $4,690,000 of the purchase price to land value and $62,310,000 to the value of building and improvements.  Certain costs related to this business combination totaled $490,000 and have been recorded as general and administrative expenses in our Condensed Consolidated Statement of Income for the six months ended June 30, 2010.

    The revenue and earnings for the six facilities acquired from CFA included in our Condensed Consolidated Statement of Income for the six months ended June 30, 2010, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are as follows (in thousands).

	Revenue	Earnings
Actual from February 1, 2010 – June 30, 2010	$2,583	$1,934

Combined pro forma from January 1, 2010 – June 30, 2010	$42,676	$37,453

Combined pro forma from January 1, 2009 – June 30, 2009	$32,379	$32,785

    In March 2010, we completed a $12,500,000 purchase/leaseback transaction involving a 66-bed acute psychiatric hospital known as Alvarado Parkway Behavioral Institute in La Mesa, California.  At the closing of this transaction, $11,500,000 was funded and $1,000,000 was withheld until such time as a $1,000,000 bank letter of credit is obtained by the seller.  This facility is leased to Helix Healthcare for a term of 15 years at an initial lease payment of $1,500,000 plus annual fixed escalators.

    In March 2010, we completed a $21,400,000 purchase/leaseback transaction involving four assisted living and memory care facilities totaling 126 units in Minnesota.  The facilities, which are two to six years old, are leased to Suite Living Senior Specialty Services for a term of 15 years at an initial lease payment of $2,140,000 plus annual fixed escalators.

    In June 2010, we completed an $11,500,000 purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) involving two assisted living facilities in Iowa and one in Indiana. The assisted living communities, two of which were built in 1998 and one in 2005, total 102 units.  The three facilities are leased to Bickford over 15 years at an initial lease amount of $1,035,000 plus annual fixed escalators. The purchase of the three facilities brings the master lease with Bickford to a total of eight facilities.

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

Planned or Completed Dispositions of Certain Real Estate

    In June 2010, we completed a sale of two skilled nursing facilities in Texas to the current lessee Legend Healthcare and affiliates (“Legend”) for $6,247,000 in cash.  These facilities were constructed in 1986 and 1990, total 182 beds, and were originally leased to Legend in March 2005 with a purchase option.  NHI is deferring recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the U.S. Internal Revenue Code.  The net gain on the sale of these facilities was $2,004,000 for financial statement purposes.

    In December 2009, we accepted an earnest money deposit of $150,000 from our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”), to sell six skilled nursing facilities in Texas.  The planned sale of these facilities meets the accounting criteria as being held for sale and is expected to close when HUD financing is arranged by Fundamental.  As of June 30, 2010 and December 31, 2009, the carrying value of $33,420,000 represents the lesser of the facilities’ net book value or fair value less cost to sell.  At June 30, 2010, we had received additional earnest money deposits of $3,175,000.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  The summary of operating results of all facilities classified as discontinued operations is shown in Note 11.

NOTE 3.  MORTGAGE NOTES RECEIVABLE

    At June 30, 2010, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 33 health care properties.  Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner.

    As described in Note 2, a portion of the acquisition of the six Florida skilled nursing facilities from CFA was funded with the full satisfaction of $22,936,000 in mortgage note principal and $364,000 in accrued interest due from CFA.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  During the six months ended June 30, 2010, we received payment and recognized interest income of $560,000 from CFA.

    In March 2010, we entered into a $3,000,000 second mortgage loan secured by three skilled nursing facilities in Texas totaling 311 beds.  Our loan is part of a bridge to long-term financing for the borrower.  The mortgage includes a term of five years and a fixed interest rate of 14%.

    In May 2010, we entered into a $1,000,000 second mortgage loan secured by a 116 bed skilled nursing facility and a 28-unit assisted living facility located in Texas.  The mortgage includes a term of five years and a fixed interest rate of 14%.

    In May 2010, we entered into a $1,000,000 participation agreement on a $6,500,000 bridge loan secured by a 125-bed skilled nursing facility located in Texas.  Our loan is part of a bridge to long-term financing for the borrower.  The mortgage includes a term of one year and a fixed interest rate of 14.5%.

    In June 2010, we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center with a skilled nursing license in Mesa, Arizona.  Construction on the facility began in June 2010 and is planned for completion in February 2011.  NHI has the option to purchase and lease back the facility when it reaches a predetermined level of stabilized net operating income.  The $13,870,000 commitment includes an $11,870,000 construction loan and an additional $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics.  The loan is for a period of five years and requires payments of interest only at a rate of 10%.  Until operations commence, interest payments will be accrued as part of the construction loan balance.

NOTE 4.  INVESTMENTS IN MARKETABLE SECURITIES

    Our investments in marketable securities include available-for-sale securities and are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

    During the six months ended June 30, 2010 and 2009, we recognized $627,000 and $746,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in non-operating income in the Condensed Consolidated Statements of Income.

    Our investment in NHC convertible preferred stock has been in an unrealized loss position for at least twelve months immediately preceding June 30, 2010.  We have evaluated the severity and duration of the impairment of this security by considering the strong financial condition of NHC and have concluded that we have the ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of carrying value.

Marketable securities consist of the following (in thousands):

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common and preferred stock of other REITs	$5,831	$18,546	$5,831	$20,185
NHC convertible preferred stock	1,388	1,286	1,389	1,137
	$7,219	$19,832	$7,220	$21,322

Gross unrealized gains and losses related to available-for-sale securities are as follows (in thousands):

		June 30,		December 31,
		2010		2009
Gross unrealized gains		$12,716		$14,355
Gross unrealized losses		(103)		(252)
		$12,613		$14,103

NOTE 5.  INVESTMENT IN PREFERRED STOCK, AT COST

    In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into common stock at a 1:1 ratio.  The closing price of LTC’s common stock at June 30, 2010 was $24.27 per share.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our consolidated balance sheets.  Amounts to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared.  The carrying value of the preferred stock equals its cost of $38,132,000 at June 30, 2010 and 2009.

NOTE 6.  FAIR VALUE MEASUREMENTS

    Our financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments.  The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature, have variable rates that adjust according to current market rates or carry fixed interest rates which approximate current market rates.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At June 30, 2010 and December 31, 2009, there were no material differences between the carrying amounts and fair values of our financial instruments.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$18,546	$18,546	$-	$-
NHC convertible preferred stock	1,286	1,286	-	-
Total Marketable Securities	$19,832	$19,832	$-	$-

    Common and Preferred Stocks – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

NOTE 7.  REVOLVING CREDIT FACILITY

    On February 1, 2010, we entered into a $100,000,000 unsecured revolving credit facility to fund new healthcare real estate investments.  The new credit facility, which was provided by Regions Bank as agent and Pinnacle National Bank as a participating bank, bears interest at a margin of 250 basis points over LIBOR with a floor of 1%, which at June 30, 2010 was 3.5%, and matures in February 2011.  The unused balance fee is 0.5% per annum.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at June 30, 2010.  At June 30, 2010, the credit facility had an outstanding balance of $43,823,000.  For the six months ended June 30, 2010, we recognized $544,000 in interest expense related to this credit facility.

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

    As of June 30, 2010, we had pending commitments related to three health care real estate projects: (1) as described in Note 3, in June 2010 we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of June 30, 2010 we had funded a total of $3,421,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We have sufficient liquidity to fund these commitments and to finance new investments.

    The health care facilities in which we have investments of leases or loans are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagors have indemnified and will continue to indemnify us against all liabilities arising from the operation of the health care facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities.  While there are lawsuits pending against certain of the owners and/or lessees of the health care facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position, results of operations and cash flows.

    On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) for $32.7 million, ($6.8 million of which was ultimately due to National HealthCare Corporation ("NHC"), which had contributed to the purchase price consideration, under the terms of an inter-creditor agreement between NHI and NHC), with NHI financing 100% of the purchase price, and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the principal balance of $22,936,000 due December 31, 2008.  On December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case (the “CFA Adversary Proceeding”).  CFA’s complaint alleged in part that NHI exercised dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI had used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleged that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  NHI denied CFA’s claims and filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office.  In December 2009, NHI agreed to purchase the six Florida properties (which are leased to a third-party for $6.2 million annually, plus escalators over the initial lease term expiring in 2014) from CFA for a total of $67 million; CFA agreed to pay the full amount of its outstanding balance due to NHI as a credit against the purchase price (CFA had continued to pay interest of 9.5% on the principal amount due during the bankruptcy); and the parties agreed to dismiss with prejudice their respective claims in the CFA Adversary Proceeding.  The transaction and the resolution of the claims were approved by both the bankruptcy court and the Tennessee Attorney General’s Office.  The transaction was completed on February 1, 2010.

    In November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations, including CFA.  NHI has provided OTAG with requested information and documents.  OTAG agreed as part of the settlement of the CFA litigation that it will take no further action based on the Company’s relationship with CFA.  At this time, however, NHI does not know whether OTAG will commence any legal proceedings with respect to any transaction with any other nonprofit corporation or, if so, what relief will be sought.

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

The 1997 and 2005 Share-Based Compensation Plans

    The Compensation Committee of the Board of Directors (“the Committee”) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (“ISO”), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO’s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be more than ten years.  The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

    In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of June 30, 2010, 683,967 shares were available for future grants under the 2005 plan.  The individual restricted stock and option grant awards vest over periods up to ten years.  The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

    The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of June 30, 2010, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

    Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $2,038,000 for the six months ended June 30, 2010, consisting of $2,024,000 for stock options and $14,000 for restricted stock, as compared to $701,000 for the six months ended June 30, 2009, consisting of $672,000 for stock options and $29,000 for restricted stock.  At June 30, 2010, we had $606,000 of unrecognized compensation cost related to unvested restricted shares issued and unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2010 - $309,000; 2011 - $262,000, and 2012 - $35,000.  Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the six months ended June 30, 2010 and 2009:

	2010	2009
Options outstanding, January 1,	253,836	159,668
Options granted under 2005 Plan	395,000	275,000
Options exercised under 1997 Plan	(48,717)	(15,000)
Options exercised under 2005 Plan	(123,946)	-
Options outstanding, June 30,	476,173	419,668

Exercisable June 30,	312,331	302,249

The following table summarizes our restricted stock activity for the six months ended June 30, 2010 and 2009:

	2010	2009
Non-vested at January 1,	5,100	7,025
Vested during the period	(1,925)	(1,925)
Non-vested at June 30,	3,175	5,100

NOTE 10.  NON-OPERATING INCOME

Non-operating income is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Dividends	$1,132	$1,173	$2,263	$2,339
Interest income	9	380	67	792
Realized gain on sale of marketable securities	-	141	-	117
Other revenue	144	6	387	187
	$1,285	$1,700	$2,717	$3,435

NOTE 11.  DISCONTINUED OPERATIONS

    As described in Note 2, the planned sale of the Fundamental facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $1,167,000 and $1,250,000 for the three months ended June 30, 2010 and 2009, respectively, and $2,417,000 and $2,500,000 for the six months ended June 30, 2010 and 2009, respectively.

    As described in Note 2, in June 2010 we sold two skilled nursing facilities in Texas to the current lessee Legend Healthcare and affiliates (“Legend”).  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue for the three months and six months ended June 30, 2010 was negatively impacted by the accumulated straight-line lease adjustment of $13,000 which was written off as a result of the sale.  Lease revenue from the facilities was ($13,000) and $119,000 for the three months ended June 30, 2010 and 2009, respectively, and $107,000 and $240,000 for the six months ended June 30, 2010 and 2009, respectively.  The net gain on the sale of these facilities was $2,004,000 for financial statement purposes.

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

    Income from discontinued operations for the six months ended June 30, 2010 also includes a $14,000 refund related to a previously closed facility in Bellingham, Washington.  Additionally, general and administrative expenses of $21,000 related to closed facilities in Washington and Kansas have been included in income from discontinued operations for the six months ended June 30, 2009.

    Income from discontinued operations, excluding gains on sale of real estate, is summarized below: (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$1,168	$2,863	$2,538	$4,876
Expenses:
Depreciation	35	282	69	565
General and administrative	-	5	-	21
Impairment of real estate assets	-	-	-	25
	35	287	69	611
Income from operations - discontinued	$1,133	$2,576	$2,469	$4,265

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

    The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Income from continuing operations	$16,052	$12,839	$30,659	$26,199
Discontinued operations	3,137	2,576	4,473	4,265

Net income available to common stockholders	$19,189	$15,415	$35,132	$30,464

BASIC:
Weighted average common shares outstanding	27,665,629	27,578,000	27,649,003	27,576,272

Income from continuing operations per common share	$.58	$.46	$1.11	$.95
Discontinued operations per common share	.11	.09	.16	.15
Net income per common share	$.69	$.55	$1.27	$1.10

DILUTED:
Weighted average common shares outstanding	27,665,629	27,578,000	27,649,003	27,576,272
Dilutive effect of:
Stock options	60,625	11,384	53,179	8,198
Restricted shares	2,780	2,666	3,075	2,669
Average dilutive common shares outstanding	27,729,034	27,592,050	27,705,257	27,587,139

Income from continuing operations per common share	$.58	$.46	$1.11	$.95
Discontinued operations per common share	.11	.09	.16	.15
Net income per common share	$.69	$.55	$1.27	$1.10

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the market price for our common shares	1,764	21,088	3,057	21,786

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

•

We are exposed to risk that our tenants and mortgagors may become subject to bankruptcy or insolvency proceedings;

•

We are exposed to risks related to government regulations and the effect they have on our tenants’ and mortgagors’ business;

•

We are exposed to risk that the cash flows of our tenants and mortgagors will be adversely affected by increased liability claims and general and professional liability insurance costs;

•

We are exposed to risks related to environmental laws and the costs associated with the liability related to hazardous substances;

•

We are exposed to the risk that we may not be indemnified by our lessees and mortgagors against future litigation;

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

Executive Overview

    NHI, a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care industry.  As of June 30, 2010, our portfolio consisted of real estate and mortgage investments (excluding assets held for sale) with a carrying value totaling approximately $401,894,000 and other investments in preferred stock and marketable securities of $57,964,000 resulting in total invested assets of $459,858,000.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide, primarily in the long-term health care industry.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, an acute psychiatric hospital, an acute care hospital and a transitional rehabilitation center, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.

Portfolio

    At June 30, 2010, our continuing operations consisted of investments in real estate and mortgage notes receivable in 120 health care properties located in 23 states consisting of 81 skilled nursing facilities, 28 assisted living facilities, 4 medical office buildings, 4 independent living facilities, 1 acute psychiatric hospital, 1 acute care hospital and 1 transitional rehabilitation center.  These investments consisted of approximately $325,807,000 of net real estate investments with 17 lessees and $76,087,000 aggregate carrying value of mortgage notes receivable from 15 borrowers.

    As more fully described in Note 2 to the condensed consolidated financial statements, 41 of our properties are leased to NHC.  Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 12.8% of our total portfolio on June 30, 2010, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been presented in NHC’s financial statements for as many as 20 years.  As a result, we believe that the fair value of these assets is significantly in excess of their net book value.  To illustrate, rental income for the year ended December 31, 2009 from NHC was $34,782,000 or approximately 65.2% of the net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

    As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, and other relevant information.

    The following tables summarize our investments in real estate (excluding corporate office and assets held for sale) and mortgage notes receivable as of June 30, 2010:

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	51	6,858		$177,829,000
Assisted Living Facilities	26	1,585		114,186,000
Medical Office Buildings	4	124,427	*	8,541,000
Independent Living Facilities	4	456		7,001,000
Acute Psychiatric Hospitals	1	66		12,398,000
Acute Care Hospitals	1	55		5,852,000
Total Real Estate Properties	87			325,807,000

Mortgage Notes Receivable
Skilled Nursing Facilities	30	3,061		68,012,000
Assisted Living Facilities	2	146		4,654,000
Transitional Rehabilitation Center	1	70		3,421,000
Total Mortgage Notes Receivable	33	3,277		76,087,000
Total Portfolio	120			$401,894,000

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	87	81.1%		$325,807,000
Mortgage Notes Receivable	33	18.9%		76,087,000
Total Portfolio	120	100.0%		$401,894,000

Summary of Facilities by Type
Skilled Nursing Facilities	81	61.2%		$245,841,000
Assisted Living Facilities	28	29.6%		118,840,000
Medical Office Buildings	4	2.1%		8,541,000
Independent Living Facilities	4	1.7%		7,001,000
Acute Psychiatric Hospitals	1	3.1%		12,398,000
Acute Care Hospitals	1	1.5%		5,852,000
Transitional Rehabilitation Center	1	0.9%		3,421,000
Total Real Estate Portfolio	120	100.0%		$401,894,000

Portfolio by Operator Type
Public	56	25.3%		$101,650,000
Regional	50	60.5%		243,091,000
Small	14	14.2%		57,153,000
Total Real Estate Portfolio	120	100.0%		$401,894,000

Public Operators
National HealthCare Corp.	41	12.8%		$51,498,000
Sunrise Senior Living, Inc.	1	2.9%		11,804,000
Community Health Systems, Inc.	4	2.7%		11,004,000
Sun Healthcare Group, Inc.	2	1.9%		7,526,000
Emeritus Senior Living	8	4.9%		19,818,000
Total Public Operators	56	25.3%		$101,650,000

    Exclusive of assets held for sale, operators who operate more than 3% of our total real estate investments are as follows: American HealthCare, LLC; Bickford Senior Living; Community Living Partnerships, LLC; ElderTrust of Florida, Inc.; Emeritus Senior Living; Health Services Management, Inc.; Helix Healthcare, Inc.; National HealthCare Corp.; Legend Healthcare, LLC; and SeniorTrust of Florida, Inc.

    As of June 30, 2010, the average effective quarterly rental income was $1,808 per licensed bed for skilled nursing facilities, $3,045 per unit for assisted living facilities, $1,023 per unit for independent living facilities, $6,343 per bed for acute psychiatric hospitals, $12,841 per bed for acute care hospitals and $3 per square foot for medical office buildings.

    We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At June 30, 2010, our investment in common and preferred shares of publicly-held REITs was $57,964,000.  Refer to Notes 4, 5 and 6 of our condensed consolidated financial statements for further information.

Areas of Focus

    We are evaluating and will make additional investments during the remainder of 2010 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our total book capitalization and relative to our peers in the industry.  New investments in real estate and mortgage notes may be funded by our liquid investments and by external financing.  We intend to make new investments that meet our risk criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

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

    The following table summarizes our write-downs and recoveries for the six months ended June 30, 2010 and 2009, respectively.

Write-downs (Recoveries)	Six Months Ended June 30,
(in thousands)	2010	2009
Real estate	$-	$25
Mortgage notes receivable	(573)	(1,077)
	$(573)	$(1,052)

    During the three months ended June 30, 2010, we received payments totaling $573,000 as a recovery of previous mortgage note write-downs.  The payments resulted from the settlement of bankruptcy proceedings related to a former borrower.

    In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a Georgia nursing home and recorded a recovery of amounts previously written down of $1,077,000.

    During 2008, we recorded an impairment charge of $1,986,000 related to two Kansas facilities to reduce the carrying value of these facilities to fair value, less the cost of selling the facilities.  One of the facilities, located in Hoisington, Kansas, was sold in November of 2008.  The remaining facility, located in Emporia, Kansas, was sold during the first quarter of 2009.  Prior to selling the Emporia facility, an additional impairment charge of $25,000 was recorded to further reduce carrying value to its fair value less cost to sell.

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

Acquisitions and New Leases of Real Estate

See Note 2 to the condensed consolidated financial statements.

Planned or Completed Dispositions of Certain Real Estate

See Note 2 to the condensed consolidated financial statements.

Results of Operations

    The results of operations for facilities sold or classified as held for sale have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect the disposition of these facilities had no impact on previously reported net income.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

    Net income for the three months ended June 30, 2010, was $19,189,000 versus $15,415,000 for the same period in 2009, an increase of $3,774,000 or 24.4%.  Diluted earnings per common share were $.69 in 2010 versus $.55 in 2009, an increase of $.14 or 25.4%.  The significant items affecting net income are described below.

    Total revenues for the three months ended June 30, 2010, were $19,248,000 versus $14,708,000 in 2009, an increase of $4,540,000 or 30.8%.  Rental income increased $5,528,000 or 45.6% from the same period in 2009 primarily as a result of (1) $1,550,000 from HSM for leases of the six Florida skilled nursing facilities acquired February 1, 2010 from CFA, (2) $1,389,000 from Legend Healthcare, LLC for new leases that commenced in July and August, 2009, (3) an $853,000 increase in straight-line rent income recognized as a result of acquisitions made and leases entered into in 2009 and 2010, (4) $605,000 from Bickford Senior Living for new leases that commenced during the fourth quarter of 2009 and second quarter of 2010, (5) $535,000 from Suite Living Senior Specialty Services for new leases that commenced in March 2010, (6) $375,000 from Helix Healthcare for a lease that commenced in March 2010, and (7) other adjustments to existing leases of $221,000.

    Mortgage interest income for the three months ended June 30, 2010 decreased $988,000 or 38.2% to $1,602,000 from the same period in 2009.  We received $922,000 less in interest income during the second quarter of 2010 when compared to the same period in 2009 as a result of the satisfaction of CFA’s mortgage on six Florida skilled nursing facilities.  Additionally, interest income received from existing mortgages decreased by $341,000 when compared to the same period in 2009 due to normal amortization, final maturity or early payoff; such decrease being partially offset by $275,000 in interest income received on new mortgage investments.  Unless we continue to make new investments in mortgages in 2010 and future years, our mortgage interest income will continue to decrease due to the normal amortization and scheduled maturity of our loans.

    Total expenses (excluding loan and realty recoveries which are required to be shown as a reduction of expenses for financial reporting purposes and expenses related to discontinued operations) for the three months ended June 30, 2010, were $4,580,000 versus $3,541,000 for the same period in 2009, an increase of $1,039,000 or 29.3%.  Depreciation expense increased $1,163,000 over the same period in 2009 due to new real estate investments made in 2009 and the first three months of 2010.

Non-Operating Items –

    Non-operating income for the three months ended June 30, 2010, was $1,285,000 versus $1,700,000 for the same period in 2009, a decrease of $415,000 or 24.4%.  Non-operating income consists primarily of dividend and interest income on our investments in marketable securities and bank deposits.  Interest income for the second quarter of 2010 was $9,000 versus $380,000 for the same period in 2009, a decrease of $371,000 or 97.6%, due primarily to lower bank deposits as a result of new real estate and mortgage note investments funded in 2009 and 2010.  Interest expense and amortization of loan costs increased $446,000 as a result of borrowings on our revolving credit facility which we used to finance new investments.

Discontinued Operations –

    See Note 11 to the condensed consolidated financial statements.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

    Net income for the six months ended June 30, 2010, was $35,132,000 versus $30,464,000 for the same period in 2009, an increase of $4,668,000 or 15.3%.  Diluted earnings per common share were $1.27 in 2010 versus $1.10 in 2009, an increase of $.17 or 15.5%.  The significant items affecting net income are described below.

    Total revenues for the six months ended June 30, 2010, were $39,576,000 versus $29,279,000 in 2009, an increase of $10,297,000 or 35.2%.  Rental income increased $11,203,000 or 45.2% from the same period in 2009 primarily as a result of (1) $2,778,000 from Legend Healthcare, LLC for new leases that commenced in July and August, 2009, (2) $2,583,000 from HSM for leases of the six Florida skilled nursing facilities acquired February 1, 2010 from CFA, (3) $1,520,000 in past-due rent received and recognized into income from RGL Development, LLC, (4) a $1,463,000 increase in straight-line rent income recognized as a result of acquisitions made and leases entered into in 2009 and 2010, (5) $1,205,000 from Bickford Senior Living for new leases that commenced during the fourth quarter of 2009 and second quarter of 2010, (6) $650,000 from Suite Living Senior Specialty Services for new leases that commenced in March 2010, (7) $467,000 from Helix Healthcare for a lease that commenced in March 2010, (8) a $187,000 increase in percentage rent recognized from NHC, (9) a $175,000 increase in revenue from existing properties newly leased to Emeritus Senior Living in January, 2010 and (10) other adjustments to existing leases of $175,000.

    Mortgage interest income for the six months ended June 30, 2010 decreased $906,000 or 20.1% to $3,597,000 from the same period in 2009.  We received $362,000 less in interest income during the first six months of 2010 when compared to the same period in 2009 as a result of the satisfaction of CFA’s mortgage on six Florida skilled nursing facilities.  Additionally, interest income received from existing mortgages decreased by $968,000 when compared to the same period in 2009 due to normal amortization, final maturity or early payoff; such decrease was partially offset by $424,000 in interest income received on new mortgage investments.  Unless we continue to make new investments in mortgages in 2010 and future years, our mortgage interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

    Total expenses (excluding loan and realty recoveries which are required to be shown as a reduction of expenses for financial reporting purposes and expenses related to discontinued operations) for the six months ended June 30, 2010, were $11,505,000 versus $7,522,000 for the same period in 2009, an increase of $3,983,000 or 52.9%.  General and administrative expenses increased $2,292,000 primarily as the result of additions to our executive management team and staff during 2009.  There was a $1,337,000 increase in stock-based compensation expense, $490,000 in transaction costs related to the CFA acquisition which were expensed as incurred, a $365,000 increase in payroll-related expenses, and smaller items totaling $100,000.  We recognize stock-based compensation for financial reporting purposes for all stock options granted over the requisite service period using the fair value for these grants as estimated at the date of grant for employees and the end of the reporting period for non-employees using the Black-Scholes pricing model.  Depreciation expense increased $2,056,000 over the same period in 2009 due to new real estate investments made in 2009 and the first three months of 2010.

Non-Operating Items –

    Non-operating income for the six months ended June 30, 2010, was $2,717,000 versus $3,435,000 for the same period in 2009, a decrease of $718,000 or 20.9%.  Non-operating income consists primarily of dividend and interest income on our investments in marketable securities and bank deposits.  Interest income for the six months ended June 30, 2010 was $67,000 versus $792,000 for the same period in 2009, a decrease of $725,000 or 91.5%, due primarily to lower bank deposits as a result of new real estate and mortgage note investments made in 2009 and during the six months ended June 30, 2010.  Interest expense and amortization of loan costs increased $632,000 as a result of borrowings on our revolving credit facility which we used to finance new investments.

Discontinued Operations –

    See Note 11 to the condensed consolidated financial statements.

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

    These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
Cash and cash equivalents at beginning of period	$45,718	$100,242	$(54,524)	(54.39%)
Cash provided by operating activities	38,935	32,785	6,150	18.76%
Cash (used in) provided by investing activities	(82,914)	(32,349)	(50,565)	(156.31%)
Cash provided by (used in) financing activities	10,005	(35,424)	45,429	128.24%
Cash and cash equivalents at end of period	$11,744	$65,254	$(53,510)	(82.00%)

   Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2010 increased compared to the same period in 2009 primarily as a result of lease revenue from new acquisitions.  Certain working capital changes also affected operating cash and were primarily due to the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

   Investing Activities – Net cash used in investing activities for the six months ended June 30, 2010 increased compared to the same period in 2009 due primarily to our real estate acquisitions and investments in mortgage notes.  Cash used to fund new investments in real estate properties and mortgage loans in 2010 was $88,475,000 and $8,621,000, respectively.  Cash proceeds of $6,247,000 were received on the sale of two skilled nursing facilities to our lessee Legend Healthcare.  During 2010, we received earnest money deposits totaling $3,175,000 from our current lessee Fundamental toward the sale of six skilled nursing facilities in Texas which is expected to close when HUD financing is arranged by Fundamental.  Collections and prepayments of mortgage notes receivable in 2010 amounted to $4,760,000.

   Financing Activities – Net cash provided by financing activities was $10,005,000 for the six months ended June 30, 2010 compared to $35,424,000 used in financing activities for the same period in 2009.  Net borrowings under our revolving credit facility in 2010 used to fund new real estate and mortgage loan investments were $43,823,000.  Dividends paid to stockholders during 2010 were $33,855,000.

Liquidity

    At June 30, 2010, our liquidity was strong, with cash, highly-liquid marketable securities and available borrowing capacity on our revolving credit facility of $87,753,000.  Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

    Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.

    On February 1, 2010 we entered into a $100,000,000 unsecured revolving credit facility to fund new healthcare real estate investments.  The new credit facility, which was provided by Regions Bank as agent and Pinnacle National Bank as a participating bank, bears interest at a margin of 250 basis points over LIBOR with a floor of 1% and matures in February 2011.  The unused balance fee is 0.5% per annum.  The facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements.  At June 30, 2010, we had available borrowing capacity on our revolving credit facility of $56,177,000.

    We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2010 and thereafter.  During the first six months of 2010, we declared (1) a quarterly dividend of $.575 per common share for stockholders of record on March 31, 2010, payable on May 10, 2010; and (2) a quarterly dividend of $.575 per common share for stockholders of record on June 30, 2010, payable on August 10, 2010.

    Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2009 fourth quarter dividend was $.55 per common share, plus a special dividend of $.10 per common share, and both were paid on January 29, 2010.

Off Balance Sheet Arrangements

    We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At June 30, 2010, we did not participate in any such financial instruments.

Contractual Obligations and Contingent Liabilities

As of June 30, 2010, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1	Year 2-3
Borrowings under revolving credit facility, including interest(1)	$44,748	$44,748	$-
Construction loan commitment	10,449	10,449	-
Deferred real estate purchase consideration	4,000	1,500	2,500
Capital improvements	750	750	-
Mortgage note advances	50	50	-
	$59,997	$57,497	$2,500

(1) Interest was calculated at 3.5%, the interest rate at June 30, 2010, through expiration of the credit facility based on the balance outstanding at June 30, 2010.  It also includes an unused balance fee of 0.5%.

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

Commitments

    As of June 30, 2010, we had pending commitments related to three health care real estate projects: (1) as described in Note 3, in June 2010 we entered into a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of June 30, 2010 we had funded a total of $3,421,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We have sufficient liquidity to fund these commitments and to finance new investments.

Funds From Operations

    Our funds from operations (“FFO”) for the six months ended June 30, 2010 was $38,272,000 compared to $34,304,000 for the same period in 2009, an increase of $3,968,000 or 11.6%.  The increase in FFO was primarily the result of the impact on net income of our new investments in 2009 and 2010 and the associated impact on real estate depreciation, a non-cash adjustment to FFO.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.

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

    The following table reconciles net income to FFO and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$19,189	$15,415	$35,132	$30,464
Elimination of certain non-cash items in net income:
Real estate depreciation - continuing operations	2,654	1,635	5,087	3,287
Real estate depreciation - discontinued operations	29	277	57	553
Net gain on sale of real estate	(2,004)	-	(2,004)	-
Funds from operations	$19,868	$17,327	$38,272	$34,304

BASIC
Weighted average common shares outstanding	27,665,629	27,578,000	27,649,003	27,576,272
Basic FFO per common share	$.72	$.63	$1.38	$1.24

DILUTED
Weighted average common shares outstanding	27,729,034	27,592,050	27,705,257	27,587,139
Diluted FFO per common share	$.72	$.63	$1.38	$1.24

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

    As of June 30, 2010, $43,823,000 of our debt bears interest at variable rates, currently 3.5%.  A hypothetical 10% increase or decrease in interest rates would decrease or increase, respectively, our future earnings and cash flows related to these debt instruments by $153,400 annually.

    We do not use derivative instruments to hedge interest rate risks.  The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

    We consider our investments in marketable securities of $19,832,000 at June 30, 2010 as available-for-sale securities.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity.  The investments in marketable securities are recorded at their fair value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $1,983,200 change in the fair value of our investments in marketable securities.

Item 4.

Controls and Procedures.

    Evaluation of Disclosure Control and Procedures. As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2010.

    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

    The Health Care Facilities are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagors have indemnified and will continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial position, operations and cash flows.

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

Item 1A.

Risk Factors.

    During the quarter ended June 30, 2010, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: August 4, 2010	/s/ W. Andrew Adams
W. Andrew Adams
Chairman, Board of Directors and
Chief Executive Officer

Date: August 4, 2010	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Accounting Officer)