Form 10-K/A
period 2009-12-31
NATIONAL HEALTH INVESTORS INC
filed 2010-09-27
CIK 877860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

This amendment on Form 10-K/A contains only the cover page, this explanatory note, the signature page and Exhibit 31.2.  The purpose of this amendment on Form 10-K/A is to file Exhibit 31.2, which was inadvertently omitted from the originally filed 10-K.  When National Health Investors Inc. filed its Annual Report on Form 10-K on February 22, 2010, it accidently filed two copies of Exhibit 31.1 and omitted Exhibit 31.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
Date: September 27, 2010