Form 10-Q
period 2010-09-30
NATIONAL HEALTH INVESTORS INC
filed 2010-11-04
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 27,689,392 shares of common stock outstanding of the registrant as of October 31, 2010.

Page

Part I. Financial Information

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

29

Item 4. Controls and Procedures.

29

Part II. Other Information

Item 1. Legal Proceedings.

30

Item 1A. Risk Factors.

31

Item 6. Exhibits.

32

Signatures

33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Real estate properties:
Land	$41,711	$28,490
Buildings and improvements	416,490	322,296
	458,201	350,786
Less accumulated depreciation	(134,491)	(126,925)
Real estate properties, net	323,710	223,861
Mortgage notes receivable, net	73,734	94,588
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	2,451	45,718
Marketable securities	20,854	21,322
Accounts receivable, net	4,379	2,189
Assets held for sale, net	33,420	33,420
Deferred costs and other assets	493	130
Total Assets	$497,173	$459,360

Liabilities and Stockholders' Equity
Borrowings under revolving credit facility	$28,234	$-
Earnest money deposit	3,400	150
Deferred real estate purchase consideration	4,000	3,000
Accounts payable and accrued expenses	2,835	2,754
Dividends payable	16,752	17,959
Deferred income	1,446	885
Total Liabilities	56,667	24,748

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,689,392 and
27,629,505 shares issued and outstanding, respectively	277	276
Capital in excess of par value	462,229	459,842
Cumulative net income	953,077	900,611
Cumulative dividends	(988,779)	(940,220)
Unrealized gains on marketable securities	13,702	14,103
Total Stockholders' Equity	440,506	434,612
Total Liabilities and Stockholders' Equity	$497,173	$459,360

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.  The Condensed Consolidated Balance Sheet at December 31, 2009 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues:
Rental income	$18,087	$15,685	$54,066	$40,461
Mortgage interest income	1,569	2,568	5,166	7,071
	19,656	18,253	59,232	47,532
Expenses:
Depreciation	2,871	2,034	8,253	5,362
Legal expense	85	337	540	1,272
Franchise, excise and other taxes	64	135	594	549
General and administrative	1,260	1,194	6,397	4,040
Loan and realty recoveries	-	-	(573)	(1,077)
	4,280	3,700	15,211	10,146
Income before non-operating items	15,376	14,553	44,021	37,386
Non-operating income	1,241	1,856	3,958	5,291
Interest expense and amortization of loan costs	(471)	(18)	(1,173)	(86)
Income from continuing operations	16,146	16,391	46,806	42,591
Discontinued operations
Income from operations - discontinued	1,188	1,082	3,656	5,347
Net gain on sale of real estate	-	-	2,004	-
Income from discontinued operations	1,188	1,082	5,660	5,347
Net income	$17,334	$17,473	$52,466	$47,938

Weighted average common shares outstanding:
Basic	27,673,703	27,589,161	27,657,236	27,580,568
Diluted	27,737,802	27,642,237	27,716,105	27,605,504
Earnings per common share:
Basic:
Income from continuing operations	$.58	$.59	$1.69	$1.55
Discontinued operations	.04	.04	.20	.19
Net income per common share	$.62	$.63	$1.89	$1.74
Diluted:
Income from continuing operations	$.58	$.59	$1.69	$1.55
Discontinued operations	.04	.04	.20	.19
Net income per common share	$.62	$.63	$1.89	$1.74

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$52,466	$47,938
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	8,322	6,210
Straight-line rent adjustment	(2,359)	(274)
Interest income on construction loan	(137)	-
Loan and realty recoveries	(573)	(1,077)
Impairment of real estate assets in discontinued operations	-	25
Net gain on sale of real estate	(2,004)	-
Realized gain on sale of marketable securities	(2)	(459)
Amortization of loan costs	253	11
Share-based compensation	2,204	776
Changes in operating assets and liabilities:
Accounts receivable	169	146
Deferred costs and other assets	(617)	(56)
Accounts payable and accrued expenses	81	(842)
Deferred income	561	532
Net cash provided by operating activities	58,364	52,930

Cash flows from investing activities:
Investment in mortgage notes receivable	(9,988)	(3,901)
Collection of mortgage notes receivable	3,116	5,749
Prepayment of mortgage notes receivable	5,500	9,497
Acquisition of real estate properties	(88,478)	(56,319)
Receipt of earnest money deposit	3,250	-
Proceeds from disposition of real estate properties	6,247	175
Acquisition of marketable securities	-	(274)
Proceeds from sales of marketable securities	70	7,350
Net cash used in investing activities	(80,283)	(37,723)

Cash flows from financing activities:
Net borrowings under revolving credit facility	28,234	-
Stock options exercised	184	79
Principal payments on debt	-	(2,587)
Dividends paid to stockholders	(49,766)	(49,370)
Net cash used in financing activities	(21,348)	(51,878)

Decrease in cash and cash equivalents	(43,267)	(36,671)
Cash and cash equivalents, beginning of period	45,718	100,242
Cash and cash equivalents, end of period	$2,451	$63,571

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$883	$75
Supplemental schedule of non-cash activities:
Settlement of mortgage note by real estate acquisition (Note 2 and 8)	$22,936	$-
Cash withheld at closing of real estate acquisition (Note 2 and 8)	1,000	-
Discount on mortgage note receivable purchased	-	1,132

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

						Unrealized
			Capital in			Gains	Total
	Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Par Value	Income	Dividends	Securities	Equity
Balances at December 31, 2009	27,629,505	$276	$459,842	$900,611	$(940,220)	$14,103	$434,612
Comprehensive income:
Net income	-	-	-	52,466	-	-	52,466
Other comprehensive income:
Unrealized holding loss arising during the period	-	-	-	-	-	(399)	(399)
Less: reclassification adjustment for gains included in net income						(2)	(2)
Net gain recognized in other comprehensive income						(401)	(401)
Total comprehensive income							52,065
Shares issued on stock options exercised	59,887	1	183	-	-	-	184
Share-based compensation	-	-	2,204	-	-	-	2,204
Cash Dividends:
Dividends to common stockholders, $1.755 per share	-	-	-	-	(48,559)	-	(48,559)

Balances at September 30, 2010 (unaudited)	27,689,392	$277	$462,229	$953,077	$(988,779)	$13,702	$440,506

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

    New Accounting Pronouncements - In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855).  This update removes the requirement for the Company to disclose the date through which subsequent events have been evaluated in issued financial statements.  The Company evaluates subsequent events after the balance sheet date through the issuance date of the financial statements.

    In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update requires disclosure about the nature of credit risk inherent in the entity's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and changes and reasons for those changes in the allowance for credit losses.  Both new and existing disclosures must be disaggregated by portfolio segment and class.  The disaggregation of information is based on the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  This update is effective for interim periods and fiscal years ending after December 15, 2010.

NOTE 2.  REAL ESTATE

    At September 30, 2010, exclusive of assets held for sale, we had investments in 87 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  The 41 properties leased to NHC include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed by NHC.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the nine months ended September 30, 2010, rental income from continuing operations was $54,066,000, of which $26,530,000 (49%) was recognized from NHC consisting of base rent of $25,275,000 and percentage rent of $1,255,000, $485,000 of which related to final determination of NHC’s 2009 revenues.  For the nine months ended September 30, 2009, our rental income from continuing operations was $40,461,000, of which $26,222,000 (55%) was recognized from NHC consisting of base rent of $25,275,000 and percentage rent for 2009 and 2008 of $406,000 and $541,000 respectively, (the base year for the percentage rent calculation having been 2007).  For purposes of the percentage rent calculation described in the master lease agreement, NHC’s revenue by facility is certified to the Company by March 31st of the following year.

Acquisitions and New Leases of Real Estate

    On February 1, 2010, we completed the purchase of six Florida skilled nursing facilities, consisting of 780 beds or 228,600 square feet, from Care Foundation of America, Inc. (“CFA”) for $67,000,000.  The facilities are leased to affiliates of Health Services Management, Inc. (“HSM”), pursuant to a lease that commenced October 1, 2009, for $6,200,000 annually in aggregate rent, plus 3% annual escalators beginning October 1, 2011.  The leases expire in 2014 and the tenant has a 3-year optional renewal term.  We account for acquired businesses using the acquisition method as prescribed by Accounting Standards Codification Topic 805, Business Combinations.  The facilities were part of our mortgage loan portfolio for 16 years.  The purchase resulted in the dismissal of pending litigation with CFA, as described in Note 8.  We funded the purchase with the full satisfaction of $23,300,000 in principal and interest on a mortgage note due from CFA, $29,700,000 in cash deposits and $14,000,000 in advances from our revolving credit facility.  See Note 7 for additional information about our revolving credit facility.  As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $4,690,000 of the purchase price to land value and $62,310,000 to the fair value of building and improvements.  Certain costs related to this business combination totaled $490,000 and have been recorded as general and administrative expenses in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2010.

    The revenue and earnings for the six facilities acquired from CFA have been recorded since the date of acquisition and are included in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2010, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are as follows (in thousands).

	Revenue	Earnings
Actual from February 1, 2010 – September 30, 2010	$4,133	$3,095

Combined pro forma from January 1, 2010 – September 30, 2010	$59,749	$52,854

Combined pro forma from January 1, 2009 – September 30, 2009	$52,182	$51,420

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

    In December 2009, we accepted an earnest money deposit of $150,000 from our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”), to sell six skilled nursing facilities in Texas.  The planned sale of these facilities meets the accounting criteria as being held for sale and is expected to close when HUD financing is arranged by Fundamental.  As of September 30, 2010 and December 31, 2009, the carrying value of $33,420,000 represents the lesser of the facilities’ net book value or fair value less cost to sell.  As of September 30, 2010, we had received additional earnest money deposits of $3,250,000.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  The summary of operating results of all facilities classified as discontinued operations is shown in Note 11.

NOTE 3.  MORTGAGE NOTES RECEIVABLE

    At September 30, 2010, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 33 health care properties.  Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner.

    As described in Note 2, a portion of the acquisition of the six Florida skilled nursing facilities from CFA was funded with the full satisfaction of $22,936,000 in mortgage note principal and $364,000 in accrued interest due from CFA.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  During the nine months ended September 30, 2010, we received payment and recognized interest income of $560,000 from CFA.

    In March 2010, we entered into a $3,000,000 second mortgage loan secured by three skilled nursing facilities in Texas totaling 311 beds.  Our loan is part of a bridge to long-term financing for the borrower.  The mortgage includes a term of five years and a fixed interest rate of 14%.

    In May 2010, we entered into a $1,000,000 second mortgage loan secured by a 116-bed skilled nursing facility and a 28-unit assisted living facility located in Texas.  The mortgage includes a term of five years and a fixed interest rate of 14%.

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

    During the nine months ended September 30, 2010 and 2009, we recognized $941,000 and $1,109,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in non-operating income in the Condensed Consolidated Statements of Income.

    Our investment in NHC convertible preferred stock has been in an unrealized loss position for at least twelve months immediately preceding September 30, 2010.  We have evaluated the severity and duration of the impairment of this security by considering the strong financial condition of NHC and have concluded that we have the ability to hold and no intention to sell this investment prior to recovery of the carrying value.

Marketable securities consist of the following (in thousands):

	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common and preferred stock of other REITs	$5,831	$19,538	$5,831	$20,185
NHC convertible preferred stock	1,321	1,316	1,388	1,137
	$7,152	$20,854	$7,219	$21,322

Gross unrealized gains and losses related to available-for-sale securities are as follows (in thousands):

		September 30,		December 31,
		2010		2009
Gross unrealized gains		$13,708		$14,355
Gross unrealized losses		(6)		(252)
		$13,702		$14,103

NOTE 5.  INVESTMENT IN PREFERRED STOCK, AT COST

    In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into common stock at a 1:1 ratio.  The closing price of LTC’s common stock at September 30, 2010 was $25.52 per share.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our consolidated balance sheets.  Amounts to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared.  The carrying value of the preferred stock equals its cost of $38,132,000 at September 30, 2010 and December 31, 2009.

NOTE 6.  FAIR VALUE MEASUREMENTS

    Our financial instruments consist primarily of cash and cash equivalents, receivables, marketable securities, payables, and debt instruments.  The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature, have variable rates that adjust according to current market rates or carry fixed interest rates which approximate current market rates.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At September 30, 2010 and December 31, 2009, there were no material differences between the carrying amounts and fair values of our financial instruments.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$19,538	$19,538	$-	$-
NHC convertible preferred stock	1,316	1,316	-	-
Total Marketable Securities	$20,854	$20,854	$-	$-

    Common and Preferred Stocks – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

NOTE 7.  REVOLVING CREDIT FACILITY

    On February 1, 2010, we entered into a $100,000,000 unsecured revolving credit facility to fund new healthcare real estate investments.  This credit facility, which was provided by Regions Bank as agent and Pinnacle National Bank as a participating bank, bears interest at a margin of 250 basis points over LIBOR with a floor of 1%, which at September 30, 2010 was 3.5%, and matures in February 2011.  The unused balance fee is 0.5% per annum.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at September 30, 2010.  At September 30, 2010, the credit facility had an outstanding balance of $28,234,000, with an available unused balance of $71,766,000.  For the nine months ended September 30, 2010, we recognized $920,000 in interest expense related to this credit facility.

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

    As of September 30, 2010, we had pending commitments related to three health care real estate projects: (1) as described in Note 3, in June 2010 we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of September 30, 2010 we had funded a total of $4,909,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

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

    On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) for $32.7 million, ($6.8 million of which was ultimately due to National HealthCare Corporation ("NHC"), which had contributed to the purchase price consideration, under the terms of an inter-creditor agreement between NHI and NHC), with NHI financing 100% of the purchase price, and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the principal balance of $22,936,000 due December 31, 2008.  On December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case (the “CFA Adversary Proceeding”).  CFA’s complaint alleged in part that NHI exercised dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI had used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleged that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  NHI denied CFA’s claims and filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office.  In December 2009, NHI agreed to purchase the six Florida properties (which are leased to a third-party for $6.2 million annually, plus escalators over the initial lease term expiring in 2014) from CFA for a total of $67 million; CFA agreed to pay the full amount of its outstanding balance due to NHI as a credit against the purchase price (CFA had continued to pay interest of 9.5% on the principal amount due during the bankruptcy); and the parties agreed to dismiss with prejudice their respective claims in the CFA Adversary Proceeding.  The transaction and the resolution of the claims were approved by both the bankruptcy court and the Tennessee Attorney General’s Office.  The transaction was completed on February 1, 2010, and the CFA Adversary Proceeding has been dismissed with prejudice.

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

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserted that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleged that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint sought no relief from NHI itself.  The defendants filed a motion to dismiss the amended complaint for failure to make an adequate pre-filing demand.  On September 21, 2010, the Court granted that motion, entered a judgment, and dismissed the action with prejudice.  Despite that ruling, the Company’s board has received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserts that certain NHI directors and officers breached their fiduciary duties to NHI in connection with the sale and financing to CFA.  The board has not yet responded to the October 11, 2010 letter.

NOTE 9.  SHARE-BASED COMPENSATION

    We recognize share-based compensation for all awards granted over the requisite service period using the fair value for these grants as estimated at the date of grant for employees and the end of the reporting period for non-employees using the Black-Scholes pricing model for stock option grants and NHI’s quoted market price for restricted stock grants.

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

    In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of September 30, 2010, 683,967 shares were available for future grants under the 2005 plan.  The individual restricted stock and option grant awards vest over periods up to ten years.  The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

    The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of September 30, 2010, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

    Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $2,204,000 for the nine months ended September 30, 2010, consisting of $2,184,000 for stock options and $20,000 for restricted stock, as compared to $776,000 for the nine months ended September 30, 2009, consisting of $736,000 for stock options and $40,000 for restricted stock.  At September 30, 2010, we had $475,000 of unrecognized compensation cost related to unvested restricted shares issued and unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2010 - $163,000; 2011 - $276,000, and 2012 - $36,000.  Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the nine months ended September 30, 2010 and 2009:

	2010	2009
Options outstanding, January 1,	253,836	159,668
Options granted under 2005 Plan	395,000	275,000
Options exercised under 1997 Plan	(48,717)	(15,000)
Options exercised under 2005 Plan	(215,612)	(65,832)
Options outstanding, September 30,	384,507	353,836

Exercisable September 30,	202,332	241,417

The following table summarizes our restricted stock activity for the nine months ended September 30, 2010 and 2009:

	2010	2009
Non-vested at January 1,	5,100	7,025
Vested during the period	(1,925)	(1,925)
Non-vested at September 30,	3,175	5,100

NOTE 10.  NON-OPERATING INCOME

Non-operating income is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Dividend income	$1,132	$1,173	$3,395	$3,512
Interest income	10	250	77	1,041
Realized gain on sale of marketable securities	2	341	2	459
Other revenue	97	92	484	279
	$1,241	$1,856	$3,958	$5,291

NOTE 11.  DISCONTINUED OPERATIONS

    As described in Note 2, the planned sale of the Fundamental facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $1,188,000 and $1,250,000 for the three months ended September 30, 2010 and 2009, respectively, and $3,604,000 and $3,750,000 for the nine months ended September 30, 2010 and 2009, respectively.

    As described in Note 2, in June 2010 we sold two skilled nursing facilities in Texas to the current lessee Legend Healthcare and affiliates (“Legend”).  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $0 and $119,000 for the three months ended September 30, 2010 and 2009, respectively, and $107,000 and $360,000 for the nine months ended September 30, 2010 and 2009, respectively.  The net gain on the sale of these facilities was $2,004,000 for financial statement purposes.

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

    Income from discontinued operations for the nine months ended September 30, 2010 also includes a $14,000 refund related to a previously closed facility in Bellingham, Washington.  Additionally, general and administrative expenses of $24,000 related to closed facilities in Washington and Kansas have been included in income from discontinued operations for the nine months ended September 30, 2009.

    Income from discontinued operations, excluding gains on sale of real estate, is summarized below: (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$1,188	$1,369	$3,725	$6,245
Expenses:
Depreciation	-	283	69	849
General and administrative	-	4	-	24
Impairment of real estate assets	-	-	-	25
	-	287	69	898
Income from operations - discontinued	$1,188	$1,082	$3,656	$5,347

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

    The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Income from continuing operations	$16,146	$16,391	$46,806	$42,591
Discontinued operations	1,188	1,082	5,660	5,347

Net income available to common stockholders	$17,334	$17,473	$52,466	$47,938

BASIC:
Weighted average common shares outstanding	27,673,703	27,589,161	27,657,236	27,580,568

Income from continuing operations per common share	$.58	$.59	$1.69	$1.55
Discontinued operations per common share	.04	.04	.20	.19
Net income per common share	$.62	$.63	$1.89	$1.74

DILUTED:
Weighted average common shares outstanding	27,673,703	27,589,161	27,657,236	27,580,568
Dilutive effect of:
Stock options	61,403	49,674	55,921	22,023
Restricted shares	2,696	3,402	2,948	2,913
Average dilutive common shares outstanding	27,737,802	27,642,237	27,716,105	27,605,504

Income from continuing operations per common share	$.58	$.59	$1.69	$1.55
Discontinued operations per common share	.04	.04	.20	.19
Net income per common share	$.62	$.63	$1.89	$1.74

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the market price for our common shares	2,347	3,851	2,249	15,233

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

Executive Overview

    NHI, a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care industry.  As of September 30, 2010, our portfolio consisted of real estate and mortgage investments (excluding assets held for sale) with a carrying value totaling approximately $396,678,000 and other investments in preferred stock and marketable securities of $58,986,000 resulting in total invested assets of $455,664,000.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide, primarily in the long-term health care industry.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, an acute psychiatric hospital, an acute care hospital and a transitional rehabilitation center, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.

Portfolio

    At September 30, 2010, our continuing operations consisted of investments in real estate and mortgage notes receivable in 120 health care properties located in 23 states consisting of 81 skilled nursing facilities, 28 assisted living facilities, 4 medical office buildings, 4 independent living facilities, 1 acute psychiatric hospital, 1 acute care hospital and 1 transitional rehabilitation center.  These investments consisted of approximately $322,944,000 of net real estate investments with 17 lessees and $73,734,000 aggregate carrying value of mortgage notes receivable from 15 borrowers.

    As more fully described in Note 2 to the condensed consolidated financial statements, 41 of our properties are leased to NHC.  Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 12.8% of our total portfolio on September 30, 2010, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been presented in NHC’s financial statements for as many as 20 years.  As a result, we believe that the fair value of these assets is significantly in excess of their net book value.  To illustrate, rental income for the year ended December 31, 2009 from NHC was $34,782,000 or approximately 65.2% of the net book value of the facilities leased to NHC.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

    As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed, including their occupancy, patient mix, and other relevant information.

    The following tables summarize our investments in real estate (excluding net investment in corporate office and assets held for sale of $766,000 and $33,420,000, respectively) and mortgage notes receivable as of September 30, 2010:

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities - SNF	51	6,858		$176,104,000
Assisted Living Facilities - ALF	26	1,585		113,385,000
Medical Office Buildings - MOB	4	124,427	*	8,442,000
Independent Living Facilities - ILF	4	456		6,913,000
Acute Psychiatric Hospitals - APH	1	66		12,321,000
Acute Care Hospitals - ACH	1	55		5,779,000
Total Real Estate Properties	87			322,944,000

Mortgage Notes Receivable
Skilled Nursing Facilities - SNF	30	3,061		64,167,000
Assisted Living Facilities - ALF	2	146		4,658,000
Transitional Rehabilitation Center - TRC	1	70		4,909,000
Total Mortgage Notes Receivable	33	3,277		73,734,000
Total Portfolio	120			$396,678,000

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	87	81.4%		$322,944,000
Mortgage Notes Receivable	33	18.6%		73,734,000
Total Portfolio	120	100.0%		$396,678,000

Summary of Facilities by Type
Skilled Nursing Facilities - SNF	81	60.6%		$240,271,000
Assisted Living Facilities - ALF	28	29.8%		118,043,000
Medical Office Buildings - MOB	4	2.1%		8,442,000
Independent Living Facilities - ILF	4	1.7%		6,913,000
Acute Psychiatric Hospitals - APH	1	3.1%		12,321,000
Acute Care Hospitals - ACH	1	1.5%		5,779,000
Transitional Rehabilitation Center - TRC	1	1.2%		4,909,000
Total Real Estate Portfolio	120	100.0%		$396,678,000

Portfolio by Operator Type
Public	56	25.3%		$100,326,000
Regional	50	60.4%		239,641,000
Small	14	14.3%		56,711,000
Total Real Estate Portfolio	120	100.0%		$396,678,000

Public Operators
National HealthCare Corp.	41	12.8%		$50,601,000
Sunrise Senior Living, Inc.	1	3.0%		11,724,000
Community Health Systems, Inc.	4	2.7%		10,875,000
Sun Healthcare Group, Inc.	2	1.8%		7,456,000
Emeritus Senior Living	8	5.0%		19,670,000
Total Public Operators	56	25.3%		$100,326,000

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

    As of September 30, 2010, the average effective quarterly rental income was $1,805 per licensed bed for skilled nursing facilities, $2,804 per unit for assisted living facilities, $1,027 per unit for independent living facilities, $6,686 per bed for acute psychiatric hospitals, $12,911 per bed for acute care hospitals and $3 per square foot for medical office buildings.

    We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At September 30, 2010, our investment in common and preferred shares of publicly-held REITs was $57,670,000.  Refer to Notes 4, 5 and 6 of our condensed consolidated financial statements for further information.

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

    The following table summarizes our write-downs and recoveries for the nine months ended September 30, 2010 and 2009, respectively.

Write-downs (Recoveries)	Nine Months Ended September 30,
(in thousands)	2010	2009
Real estate	$-	$25
Mortgage notes receivable	(573)	(1,077)
	$(573)	$(1,052)

    During the three months ended September 30, 2010, we received payments totaling $573,000 as a recovery of previous mortgage note write-downs.  The payments resulted from the settlement of bankruptcy proceedings related to a former borrower.

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

Results of Operations

    The results of operations for facilities sold or classified as held for sale have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect their operating results due to the disposition of these facilities had no impact on previously reported net income.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

    The significant items affecting income and expenses are described below.

	Three Months Ended
	September 30,		Period Change
	2010	2009	$	%
Rental income:
SNFs leased to Health Services Management(1)	$1,550	$-	$1,550
ALFs leased to Bickford Senior Living(1)	858	-	858
ALFs leased to Suite Living Senior Specialty Services(1)	535	-	535
APH leased to Helix Healthcare(1)	375	-	375
RGL Development, LLC(2)	-	2,000	(2,000)
Straight-line rent adjustments, new leases	626	-	626
Straight-line rent adjustments, existing leases	113	180	(67)	(37.22%)
Other existing leases	14,030	13,505	525	3.89%
	18,087	15,685	2,402	15.31%
Mortgage interest income:
Care Foundation of America, Inc.(3)	-	366	(366)
Osceola Health Care, Ltd.(3)	-	656	(656)
Other new and existing mortgages	1,569	1,546	23	1.49%
	1,569	2,568	(999)	(38.90%)
Expenses:
Depreciation
SNFs leased to Health Services Management(1)	389	-	389
ALFs leased to Bickford Senior Living(1)	254	-	254
ALFs leased to Suite Living Senior Specialty Services(1)	134	-	134
APH leased to Helix Healthcare(1)	77	-	77
Other existing assets	2,017	2,034	(17)	(0.01%)
	2,871	2,034	837	41.15%
Legal expense	85	337	(252)	(74.78%)
Other expenses	1,324	1,329	(5)	(0.38%)
	4,280	3,700	580	15.68%
Income before non-operating items	15,376	14,553	823	5.66%
Non-operating income:
Dividend income	1,132	1,173	(41)	(3.50%)
Interest income	10	250	(240)	(96.00%)
Realized gain on sale of marketable securities	2	341	(339)	(99.41%)
Other revenue	97	92	5	5.43%
	1,241	1,856	(615)	(33.14%)
Interest expense and amortization of loan costs:
Interest expense on revolving credit facility	(376)	-	(376)
Amortization of loan costs	(95)	(4)	(91)	NM
Other interest expense	-	(14)	14
	(471)	(18)	(453)
Income from discontinued operations(4)	1,188	1,082	106	9.80%
Net income	$17,334	$17,473	$(139)	(0.80%)

Net income per common share, basic and diluted	$.62	$.63	$(.01)	(1.59%)

(1) Properties acquired subsequent to September, 2009
(2) Past due rent received and recognized into income on ALFs currently leased to Emeritus Senior Living
(3) Mortgages paid off at or prior to maturity
(4) See Note 11 to the condensed consolidated financial statements
NM – not meaningful

    Financial highlights of the three months ended September 30, 2010 compared to the same period in 2009 were as follows:

•

Rental income increased $3,944,000 from new real estate investments made since September 30, 2009.

•

Mortgage interest income decreased $999,000 due to normal amortization, final maturity or early payoffs of our mortgage loans.  Unless we continue to make new investments in mortgages in 2010 and future years, our mortgage interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

•

Depreciation expense increased primarily due to new real estate investments made since September 30, 2009.

•

Legal expenses decreased due to the settlement of litigation with our former borrower, Care Foundation of America, Inc., as described in Note 8 to the condensed consolidated financial statements.

•

Interest income decreased due to lower bank deposits as a result of the funding of new real estate and mortgage note investments made during 2009 and 2010.

•

Interest expense on the revolving credit facility is due to our borrowings to fund new real estate and mortgage note investments.  Upfront fees and other loan-related costs are amortized over the term of the credit facility.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

    The significant items affecting income and expenses are described below.

	Nine Months Ended
	September 30,		Period Change
	2010	2009	$	%
Rental income:
SNFs leased to Legend Healthcare, LLC(1)	$4,201	$1,249	$2,952	236.35%
SNFs leased to Health Services Management(2)	4,133	-	4,133
ALFs leased to Bickford Senior Living(2)	2,064	-	2,064
ALFs leased to Suite Living Senior Specialty Services(2)	1,185	-	1,185
APH leased to Helix Healthcare(2)	842	-	842
RGL Development, LLC(3)	1,520	2,000	(480)	(24.00%)
Straight-line rent adjustments, new leases	2,490	254	2,236	880.31%
Straight-line rent adjustments, existing leases	(131)	20	(151)	(755.00%)
Other existing leases	37,762	36,938	886	2.40%
	54,066	40,461	13,605	33.62%
Mortgage interest income:
Care Foundation of America, Inc.(4)	560	1,288	(728)	(56.52%)
Osceola Health Care, Ltd.(4)	-	1,000	(1,000)
Other new and existing mortgages	4,606	4,783	(177)	(3.70%)
	5,166	7,071	(1,905)	(26.94%)
Expenses:
Depreciation
SNFs leased to Legend Healthcare, LLC(1)	1,237	376	861	228.99%
SNFs leased to Health Services Management(2)	1,039	-	1,039
ALFs leased to Bickford Senior Living(2)	615	-	615
ALFs leased to Suite Living Senior Specialty Services(2)	303	-	303
APH leased to Helix Healthcare	179	-	179
Other existing assets	4,880	4,986	(106)	(2.13%)
	8,253	5,362	2,891	53.92%
Legal expense	540	1,272	(732)	(57.55%)
Other expenses	6,991	4,589	2,402	52.34%
Recovery of previous mortgage write-downs	(573)	(1,077)	504	(46.80%)
	15,211	10,146	5,065	49.92%
Income before non-operating items	44,021	37,386	6,635	17.75%
Non-operating income:
Dividend income	3,395	3,512	(117)	(3.33%)
Interest income	77	1,041	(964)	(92.60%)
Realized gain on sale of marketable securities	2	459	(457)	(99.56%)
Other revenue	484	279	205	73.48%
	3,958	5,291	(1,333)	(25.19%)
Interest expense and amortization of loan costs:
Interest expense on revolving credit facility	(920)	-	(920)
Amortization of loan costs	(253)	(11)	(242)	NM
Other interest expense	-	(75)	75
	(1,173)	(86)	(1,087)
Income from discontinued operations(5)	5,660	5,347	313	5.85%
Net income	$52,466	$47,938	$6,702	13.93%

Net income per common share, basic and diluted	$1.89	$1.74	$.15	8.62%

(1) Properties acquired during the quarter ended September, 2009
(2) Properties acquired subsequent to September, 2009
(3) Past due rent received and recognized into income on ALFs currently leased to Emeritus Senior Living
(4) Mortgages paid off at or prior to maturity
(5) See Note 11 to the condensed consolidated financial statements
NM – not meaningful

    Financial highlights of the nine months ended September 30, 2010 compared to the same period in 2009 were as follows:

•

Rental income increased $13,412,000 from new real estate investments made since the beginning of the third quarter of 2009.

•

Mortgage interest income decreased $1,905,000 due to normal amortization, final maturity or early payoffs or our mortgage loans.  Unless we continue to make new investments in mortgages in 2010 and future years, our mortgage interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

•

Depreciation expense increased primarily due to new real estate investments made since the beginning of the third quarter of 2009.

•

Legal expenses decreased due to the settlement of litigation with our former borrower, Care Foundation of America, Inc., as described in Note 8 to the condensed consolidated financial statements.

•

Other expenses increased $2,402,000 primarily due to general and administrative expenses.  We have made additions to our executive management team and staff during 2009 and 2010.  There was a $1,427,000 increase in stock-based compensation expense, $490,000 in transaction costs related to the CFA acquisition which were expensed as incurred, and a $557,000 increase in payroll-related expenses.  These increases were partially offset by various smaller changes which net to a decrease of $72,000.

•

Interest income decreased due to lower bank deposits as a result of the funding of new real estate and mortgage note investments made during 2009 and 2010.

•

Interest expense on the revolving credit facility is due to our borrowings to fund new real estate and mortgage note investments.  Upfront fees and other loan-related costs are amortized over the term of the credit facility.

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

    These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Cash and cash equivalents at beginning of period	$45,718	$100,242	$(54,524)	(54.39%)
Cash provided by operating activities	58,364	52,930	5,434	10.27%
Cash (used in) investing activities	(80,283)	(37,723)	(42,560)	(112.82%)
Cash (used in) financing activities	(21,348)	(51,878)	30,530	58.85%
Cash and cash equivalents at end of period	$2,451	$63,571	$(61,120)	(96.14%)

   Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2010 increased as a result of lease revenue from new real estate investments.  Certain working capital changes also affected operating cash and were primarily the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

   Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2010 increased due primarily to our new real estate and mortgage note investments.  Cash used to fund new investments in real estate and mortgage loans in 2010 was $88,478,000 and $9,988,000, respectively.  Cash proceeds of $6,247,000 were received on the sale of two skilled nursing facilities to our lessee Legend Healthcare.  During 2010, we received earnest money deposits totaling $3,250,000 from our current lessee Fundamental toward the sale of six skilled nursing facilities in Texas which is expected to close when HUD financing is arranged by Fundamental.  Collections and prepayments of mortgage notes receivable in 2010 amounted to $8,616,000.

   Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2010 decreased primarily as a result of net borrowings under our revolving credit facility used to fund new real estate and mortgage loan investments of $28,234,000.  Dividends paid to stockholders during 2010 were $49,765,000.

Liquidity

    At September 30, 2010, our liquidity was strong, with cash, highly-liquid marketable securities and available borrowing capacity on our revolving credit facility of $95,071,000.  Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

    Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.

    On February 1, 2010 we entered into a $100,000,000 unsecured revolving credit facility to fund new healthcare real estate and mortgage loan investments.  The credit facility, which was provided by Regions Bank as agent and Pinnacle National Bank as a participating bank, bears interest at a margin of 250 basis points over LIBOR with a floor of 1% and matures in February 2011.  The unused balance fee is 0.5% per annum.  The facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements.  At September 30, 2010, we had available borrowing capacity on our revolving credit facility of $71,766,000.

    We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2010 and thereafter.  During the first six months of 2010, we declared (1) a quarterly dividend of $.575 per common share for stockholders of record on March 31, 2010, payable on May 10, 2010; and (2) a quarterly dividend of $.575 per common share for stockholders of record on June 30, 2010, payable on August 10, 2010; and (3) a quarterly dividend of $.605 per common share for stockholders of record on September 30, 2010, payable on November 10, 2010.

    Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2009 fourth quarter dividend was $.55 per common share, plus a special dividend of $.10 per common share, and both were paid on January 29, 2010.

Off Balance Sheet Arrangements

    We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At September 30, 2010, we did not participate in any such financial instruments.

Contractual Obligations and Contingent Liabilities

As of September 30, 2010, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1	Year 2-3
Borrowings under revolving credit facility, including interest(1)	$28,582	$28,582	$-
Construction loan commitment	8,961	8,961	-
Deferred real estate purchase consideration	4,000	1,500	2,500
Capital improvements	750	750	-
Mortgage note advances	50	50	-
	$42,343	$39,843	$2,500

(1) Interest was calculated at 3.5%, the interest rate at September 30, 2010, through expiration of the credit facility based on the balance outstanding at September 30, 2010.  It also includes an unused balance fee of 0.5%.

(2) Effective November 3, 2010, the credit facility maturity was extended for three years.

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

Commitments

    As of September 30, 2010, we had pending commitments related to three health care real estate projects: (1) as described in Note 3, in June 2010 we entered into a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of September 30, 2010 we had funded a total of $4,909,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

Funds From Operations

    The results of operations for facilities included in assets held for sale or facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported FFO.

    The following table reconciles net income to FFO and Normalized FFO and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$17,334	$17,473	$52,466	$47,938
Elimination of certain non-cash items in net income:
Real estate depreciation - continuing operations	2,693	1,944	7,778	5,232
Real estate depreciation - discontinued operations	-	278	57	829
Net gain on sale of real estate	-	-	(2,004)	-
Funds from operations	20,027	19,695	58,297	53,999
Collection and recognition of past due rent	-	(2,654)	(1,520)	(2,654)
Recoveries of previous write-downs	-	-	(573)	(1,719)
Recognition of deferred credits	-	-	-	(1,493)
Other one-time items	(2)	(141)	248	(443)
Normalized FFO	$20,025	$16,900	$56,452	$47,690

BASIC
Weighted average common shares outstanding	27,673,703	27,589,161	27,657,236	27,580,568
FFO per common share	$.72	$.71	$2.11	$1.96
Normalized FFO per common share	$.72	$.61	$2.04	$1.73

DILUTED
Weighted average common shares outstanding	27,737,802	27,642,237	27,716,105	27,605,504
FFO per common share	$.72	$.71	$2.10	$1.96
Normalized FFO per common share	$.72	$.61	$2.04	$1.73

    Our funds from operations (“FFO”) for the three and nine months ended September 30, 2010 increased $332,000 or 1.69% and $4,298,000 or 7.9%, respectively, over the same period in 2009.  Our normalized FFO for the three and nine months ended September 30, 2010 increased $3,125,000 or 18.5% and $8,762,000 or 18.4%, respectively, over the same period in 2009.  The increase in FFO was primarily the result of the impact on net income of our new investments in 2009 and 2010 and the associated impact on real estate depreciation, a non-cash adjustment to FFO.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.  We define “normalized FFO” as FFO excluding certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing funds from operations for the current period to similar prior periods.

    We believe that FFO and normalized FFO are important supplemental measures of operating performance for a REIT.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO.  The term FFO was designed by the REIT industry to address this issue.  Our measure may not be comparable to similarly titled measures used by other REITs.  Consequently, our FFO may not provide a meaningful measure of our performance as compared to that of other REITs.  Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company’s FFO to that of other REITs.  FFO in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) (FFO does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

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

    As of September 30, 2010, $28,234,000 of our debt bears interest at variable rates, currently 3.5%.  A hypothetical 10% increase or decrease in interest rates would decrease or increase, respectively, our future earnings and cash flows related to these debt instruments by $98,800 annually.

    We do not use derivative instruments to hedge interest rate risks.  The future use of such instruments will be subject to strict approvals by our senior officers.

Equity Price Risk

    We consider our investments in marketable securities of $20,854,000 at September 30, 2010 as available-for-sale securities.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity.  The investments in marketable securities are recorded at their fair value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $2,085,400 change in the fair value of our investments in marketable securities.

Item 4.

Controls and Procedures.

    Evaluation of Disclosure Control and Procedures. As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2010.

    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    On December 31, 1999, NHI acquired six Florida properties from the Chapter 11 bankruptcy trustee for York Hannover Nursing Centers, Inc.  On January 1, 2000, NHI sold those properties to Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) for $32.7 million, ($6.8 million of which was ultimately due to National HealthCare Corporation ("NHC"), which had contributed to the purchase price consideration, under the terms of an inter-creditor agreement between NHI and NHC), with NHI financing 100% of the purchase price, and the debt having an original maturity date of July 1, 2001.  The maturity date of the debt was subsequently extended several times over the years, with the most recent extension making the principal balance of $22,936,000 due December 31, 2008.  On December 30, 2008, CFA filed for Chapter 11 bankruptcy in the U.S. District Court for the Middle District of Tennessee (Case No. 08-12367).  On January 2, 2009, CFA filed an adversary proceeding complaint against NHI in the bankruptcy case (the “CFA Adversary Proceeding”).  CFA’s complaint alleged in part that NHI exercised dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI had used that control to cause CFA to buy and finance the six Florida homes on terms that were not fair to CFA.  CFA also alleged that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  NHI denied CFA’s claims and filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office.  In December 2009, NHI agreed to purchase the six Florida properties (which are leased to a third-party for $6.2 million annually, plus escalators over the initial lease term expiring in 2014) from CFA for a total of $67 million; CFA agreed to pay the full amount of its outstanding balance due to NHI as a credit against the purchase price (CFA had continued to pay interest of 9.5% on the principal amount due during the bankruptcy); and the parties agreed to dismiss with prejudice their respective claims in the CFA Adversary Proceeding.  The transaction and the resolution of the claims were approved by both the bankruptcy court and the Tennessee Attorney General’s Office.  The transaction was completed on February 1, 2010, and the CFA Adversary Proceeding has been dismissed with prejudice.

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

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserted that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleged that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint sought no relief from NHI itself.  The defendants filed a motion to dismiss the amended complaint for failure to make an adequate pre-filing demand.  On September 21, 2010, the Court granted that motion, entered a judgment, and dismissed the action with prejudice.  Despite that ruling, the Company’s board has received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserts that certain NHI directors and officers breached their fiduciary duties to NHI in connection with the sale and financing to CFA.  The board has not yet responded to the October 11, 2010 letter.

Item 1A.

Risk Factors.

    During the quarter ended September 30, 2010, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, except as set forth below:

We are exposed to risks related to the recently enacted healthcare reform law and the effect that the law’s provisions will have on our tenants’ and mortgagees’ business.

    The healthcare reform law, the Patient Protection and Affordable Care Act, or the ACA, was enacted on March 23, 2010 and contains a number of provisions that will affect operators of Health Care Facilities that receive revenues from federal health programs such as Medicare and Medicaid.  In addition to permanent reductions to annual Medicare payment inflation adjustments, the ACA contains provisions that place the Medicare reimbursement to operators of our Health Care Facilities at risk through alternative payment methodologies and alternative health care delivery models.

    The ACA also expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality.  Compliance with these additional statutory requirements may increase operating costs for operators of Health Care Facilities.

    Operators of Health Care Facilities also may face increased exposure to federal fraud and abuse laws such as the False Claims Act, the Anti-kickback Statute, the Physician Self-Referral Law and the Civil Monetary Penalty Act.  The ACA expands the types of acts and omissions that violate these laws, enhances the federal government’s authorities and enhances penalties under these laws.  The ACA also includes numerous program integrity provisions that create new authorities and expand existing authorities for the federal government and state governments to address fraud, waste and abuse in Medicare and Medicaid.

    Potential reductions in revenues, increased operating costs and increased exposure to fraud and abuse claims as a result of the ACA could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us.  In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.

Item 6.

 Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Form S-11 Registration Statement No. 33-41863)

10.1	Second Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed March 23, 2009)

10.2

Excepted Holder Agreement between the Company and Andrea Adams

Brown with Schedule A identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: November 3, 2010	/s/ W. Andrew Adams
W. Andrew Adams
Chairman, Board of Directors and
Chief Executive Officer

Date: November 3, 2010	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer)