Form 10-K
period 2010-12-31
NATIONAL HEALTH INVESTORS INC
filed 2011-02-17
CIK 877860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2010 (based on the closing price of these shares on the

New York Stock Exchange) was approximately $1,005,966,000.  There were 27,690,206 shares of the registrant’s common stock outstanding as of

February 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2011 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

Page

Part I

Forward Looking Statements

 3

Item 1. Business.

 4

Item 1A. Risk Factors.

 11

Item 1B. Unresolved Staff Comments.

 15

Item 2. Properties Owned or Associated with Mortgage Loan Investments.

 16

Item 3. Legal Proceedings.

 20

Item 4. Removed and Reserved.

 21

Part II.

Item 5. Markets for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

 21

Item 6. Selected Financial Data.

 23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 25

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

39

Item 8. Financial Statements and Supplementary Data.

 40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 68

Item 9A. Controls and Procedures.

 68

Item 9B. Other Information.

 68

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

 71

Item 11. Executive Compensation.

 71

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 71

Item 13. Certain Relationships and Related Transactions.

 71

Item 14. Principal Accountant Fees and Services.

 71

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

 71

Signatures

72

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

*       We are exposed to the risk that our tenants and borrowers may become subject to bankruptcy or insolvency proceedings;

*       We are exposed to risks related to governmental payors and regulations and the effect they have on our tenants’ and borrowers’ business;

*       We are exposed to the risk that the cash flows of our tenants and borrowers will be adversely affected by increased liability claims and general and professional liability insurance costs;

*       We are exposed to risks related to environmental laws and the costs associated with the liability related to hazardous substances;

*       We are exposed to the risk that we may not be indemnified by our lessees and borrowers against future litigation;

*       We depend on the success of future acquisitions and investments;

*       We depend on the ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

*       We may need to incur more debt in the future, which may not be available on terms acceptable to the Company;

*       We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties;

*       We are exposed to the risk that our assets may be subject to impairment charges;

*       We depend on the ability to continue to qualify as a real estate investment trust;

*       We have ownership limits in our charter with respect to our common stock and other classes of capital stock;

*       We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests;

    See the notes to the Annual Consolidated Financial Statements, and “Business” and “Risk Factors” under Item 1 and Item 1A herein for a discussion of various governmental regulations and other operating factors relating to the health care industry and the risk factors inherent in them.  You should carefully consider these risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones we face.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1. BUSINESS.

General

    National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries.  As of December 31, 2010, our portfolio consisted of real estate (excluding corporate office and assets held for sale) and mortgage investments with a carrying value totaling $402,362,000 and other investments in preferred stock and marketable securities of $60,608,000 resulting in total invested assets of $462,970,000.  We are a self-managed REIT with our own management reporting directly to our Board of Directors.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide, primarily in the long-term health care industry.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, an acute psychiatric hospital, an acute care hospital, and a transitional rehabilitation center, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.

    At December 31, 2010, our continuing operations consisted of investments in real estate and mortgage notes receivable in 118 health care facilities located in 23 states consisting of 78 skilled nursing facilities, 31 assisted living facilities, 2 medical office buildings, 4 independent living facilities, 1 acute psychiatric hospital, 1 acute care hospital and 1 transitional rehabilitation center.  These investments consisted of approximately $326,897,000 of net real estate investments in 88 health care facilities with 17 lessees and $75,465,000 aggregate carrying value of mortgage notes receivable from 15 borrowers related to 30 health care facilities.

    All of our investments in real estate and mortgage loans are within the United States.  We are managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision making.  Therefore, we have concluded that we operate as a single segment.  Information about revenues from our tenants and borrowers, a measure of our income, and total assets for this segment can be found in Item 8 of this Annual Report.

Types of Health Care Facilities

    Skilled nursing facilities.  As of December 31, 2010, our portfolio included 51 skilled nursing facilities leased to operators and 27 mortgage loans secured by skilled nursing facilities.  Skilled nursing facilities (“SNF”) provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy.  The operators of the skilled nursing facilities receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare.  Skilled nursing facilities are required to obtain state licenses and are highly regulated at the federal, state and local level.  Most skilled nursing facilities must obtain Certificates Of Need (“CON”) from the state before opening or expanding such facilities. Some skilled nursing facilities include assisted living beds.

    Assisted living facilities.  As of December 31, 2010, our portfolio included 29 assisted living facilities leased to operators and 2 mortgage loans secured by assisted living facilities.  Assisted living facilities (“ALF”) are either free-standing or are attached to skilled nursing or retirement facilities and provide basic room and board functions for elderly residents.  They may also provide assistance to elderly residents with activities of daily living such as bathing, grooming and administering medication.  Some assisted living projects include licensed skilled nursing beds.  On-site staff personnel are available to assist in minor medical needs on an as-needed basis.  Operators of ALFs are typically paid from private sources without assistance from government programs.

    Medical office buildings.  As of December 31, 2010, our portfolio included 2 medical office buildings leased to operators.  Medical office buildings (“MOB”) are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners.  Medical office buildings differ from conventional office buildings due to the special requirements of the tenants.  Each of our medical office buildings is leased to one lessee, and is either physically attached to or located on an acute care hospital campus.  The lessee then sub-leases individual office space to the physicians or other medical practitioners.  The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to sub-lease the individual office space.

    Independent living facilities.  As of December 31, 2010, our portfolio included 4 independent living facilities leased to two operators.  Independent living facilities (“ILF”) offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas.  Services provided by ILF operators are generally are paid from private sources without assistance from government programs.  Independent living facilities may be licensed and regulated in some states, but do not require the issuance of a CON such as is required for skilled nursing facilities.

    Acute care hospital.  As of December 31, 2010, our portfolio included 1 acute care hospital leased to an operator.  Acute care hospitals (“ACH”) provide a wide range of inpatient and outpatient services and are subject to extensive federal, state and local legislation and regulation.  Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure.  Services provided by acute care hospitals are generally paid for by a combination of private pay sources and government programs.

    Acute psychiatric hospital.  As of December 31, 2010, our portfolio included 1 acute psychiatric hospital leased to an operator.  Acute psychiatric hospitals (“APH”) provide inpatient and outpatient services to individuals who have acute or chronic mental illnesses.  The hospitals are highly regulated at the federal, state and local level and are subject to periodic inspections by these entities to ensure certain standards are met as a part of their licensure requirements.  Services provided are paid for by a combination of private pay sources and government programs.

    Transitional rehabilitation center.  As of December 31, 2010, our portfolio included 1 construction loan for a transitional rehabilitation center.  Transitional rehabilitation centers (“TRC”) provide inpatient and outpatient rehabilitative care to individuals with short-term care needs.  TRCs receive payments from a combination of private pay sources and government programs such as Medicare.  These facilities are required to obtain licenses and are regulated similar to skilled nursing facilities.

Nature of Investments

    Our investments are typically structured as an acquisition of real estate operations with in-place leases, an acquisition of properties through purchase-leaseback transactions or as mortgage loans.  We have also provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a lease with us upon completion of the construction.  The lease rates of our leases and the interest rates on our mortgage and construction loans have typically ranged between 9% and 12% per annum.  We normally charge a commitment fee of 1% based on the purchase price of the property in a purchase-leaseback transaction or the total principal amount of a mortgage or construction loan.  We believe our lease and loan terms are competitive within our peer group.  Typical characteristics of these transactions are as follows:

    Leases.  Our leases generally have an initial leasehold term of 10 to 15 years with one or more 5-year renewal options.  The leases are "triple net leases" under which the tenant is responsible for the payment of all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the Health Care Facilities.  The tenant is generally obligated at its expense to keep all improvements, fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to at least the full replacement cost thereof and to maintain specified minimal personal injury and property damage insurance.  Our leases require the tenant to name us as an additional insured party on the tenant’s insurance policy.  The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by the tenant and related activities, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility with respect to each Health Care Facility.

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

    Construction loans.  From time to time, we also provide construction loans that by their terms convert to mortgage loans upon the completion of the construction of the facility.  We may also obtain a purchase option to acquire the facility at a future date and lease the facility back to the operator.  The terms of such construction loans are for a period which commences upon the closing of such loans and terminate upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date.  During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan.  In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower's parent, affiliates of the borrower or one or more of the individuals who control the borrower.

    Mortgage Loans.  In general, our mortgage loans have a maturity of at least 10 years with the principal amortized over 20 to 25 years and a balloon payment due at maturity.  Most of the loans are at a fixed interest rate; however, some interest rates increase based on scheduled fixed rate increases.  In most cases, the owner of the facility has committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility.  Additionally, most of our loans are collateralized by first mortgage liens and corporate or personal guarantees.

    We have made mortgage loans to borrowers secured by a second deed-of-trust where there is a process in place for the borrower to obtain long-term financing, primarily with a U.S. government agency, and where the historical financial performance of the underlying health care facility meets our loan underwriting criteria.  The interest rate on our second mortgage loans are currently 14% to 14.5% per annum.

    Investment in preferred stock and marketable securities of other REITs.  We invest a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  Refer to Notes 5 and 6 of our consolidated financial statements for further information.

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

    The operators of the Health Care Facilities compete on a local and regional basis with operators of facilities that provide comparable services.  Operators compete for residents and/or patients and staff based on quality of care, reputation, physical appearance of facilities, services offered, family preference, physicians, staff and price.  They compete with independent operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of our Health Care Facilities.  Some of these facilities are operated for profit while others are owned by governmental agencies or tax exempt not-for-profit organizations.

    The skilled nursing facilities to which we provide mortgage loans and which we lease to others receive the majority of their revenues from Medicare, Medicaid and other government programs.  From time to time, these facilities have experienced Medicare and Medicaid revenue reductions brought about by the enactment of legislation to reduce government costs.  In particular, the establishment of a Medicare prospective payment system (“PPS”) for skilled nursing facility services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to skilled nursing facility providers.  While Congress subsequently took steps to mitigate the impact of the prospective payment system on skilled nursing facilities, other federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities.  State Medicaid funding is not expected to keep pace with inflation according to industry studies.  Any changes in government reimbursement methodology that reduces reimbursement to levels that are insufficient to cover the operating costs of our borrowers and lessees could adversely impact us.  The assisted living industry generally relies on private-

pay residents who may be negatively impacted in an economic downturn.  The success of these facilities is often impacted by the existence of comparable, competing facilities in a local market.

Operator Diversification

    The majority of our Health Care Facilities are operated by the owner or lessee.  As a percent of total investments at net book value, approximately 24% of the Health Care Facilities are operated by publicly-owned companies, 62% are operated by regional health care companies and 14% are operated by smaller companies.  We consider the operator to be an important factor in determining the creditworthiness of the investment, and we generally have the right to approve any changes in operators.  At December 31, 2010, operators who operate more than 3% of our total real estate investments at net book value were: American HealthCare, LLC; Bickford Senior Living; Suite Living Senior Specialty Services; ElderTrust of Florida, Inc.; Emeritus Senior Living; Health Services Management, Inc.; Helix Healthcare, Inc.; Legend Healthcare, LLC; National HealthCare Corporation; SeniorTrust of Florida, Inc.; and Senior Living Management Corporation, LLC.

    For the year ended December 31, 2010, 31% of our portfolio revenue was from publicly-owned companies, 60% was from regional operators, and 9% was from smaller operators.

Major Customer - NHC

    We lease 41 health care facilities to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  On December 27, 2005, under an amendment to the Master Agreement (originally dated October 17, 1991), NHC exercised its option to extend the existing lease on the 41 facilities for the second renewal term.  These 41 properties include 38 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC under the Master Agreement) and 3 independent living facilities.  The 15-year lease extension began January 1, 2007, and includes 3 additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by the tenant at its expense.  Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year.  We refer to this additional rent component as “percentage rent”.

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

    Our rental income from continuing operations in 2010 was $71,653,000 ($35,212,000 or 49% from NHC); in 2009 was $54,012,000 ($34,782,000 or 64% from NHC); and in 2008 was $47,275,000 ($33,700,000 or 71% from NHC).

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

Commitments and Contingencies

    As described in Note 9 to the consolidated financial statements, as of December 31, 2010, we have future funding commitments totaling $7,150,000 to a construction loan borrower, to a lessee for certain capital improvements and operating equipment, and for additional borrowings on a mortgage loan.  We have $4,000,000 in future conditional payments to be made in connection with two purchase/leaseback transactions in 2009 and 2010.  Funding of the commitments described above results in a higher lease basis from which we will charge agreed-upon lease rates.

    As described in Note 3 to our consolidated financial statements, we have agreed to sell six skilled nursing facilities to our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC.  We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual fixed escalators.

Sources of Revenues

    General.  Our revenues are derived primarily from rental income and mortgage interest income.  During 2010, rental income was $71,653,000 (91%) and mortgage interest income was $6,743,000 (9%) of total revenue from continuing operations of $78,396,000.  The source and amount of revenues of our lessees and borrowers are determined by (i) the licensed beds or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

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

    Medicare and Medicaid.  A significant portion of the revenue of our lessees and borrowers is derived from government funded reimbursement programs, such as Medicare and Medicaid.  Reimbursement under these programs is subject to periodic pre- and post-payment review and other audits by federal and state authorities.  Medicare is uniform nationwide and reimburses skilled nursing centers under a prospective payment system (“PPS”) which is based on a predetermined, fixed amount.  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective July 1, 1998.  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally increased each October when the federal fiscal year begins.  The current acuity classification system is named Resource Utilization Groups IV (“RUGs IV”) and was effective October 1, 2010.  PPS as implemented in 1998 had an adverse impact on the healthcare industry and our lessees’ and borrowers’ business by decreasing payments materially, which adversely impacted our business.  Refinements in the form of temporary add-ons provided some relief until October 1, 2002.  Since then, annual market basket (inflationary) increases have continued to improve payments; however, other federal legislative policies have been adopted and continue to be proposed that could reduce Medicare and/or Medicaid payments to nursing facilities.

    RUGs IV incorporates changes to PPS that will significantly alter how facilities are paid for rendering care. Operators of our Health Care Facilities that are not well versed in the new regulations will be at risk for reductions in revenue. Some examples are as follows:

• A shift to 66 payment categories from 53 payment categories;

• Changes related to assessment reference dates and qualifiers that will significantly reduce utilization of rehabilitation and extensive service categories;

• Modification to therapy services related to estimating treatments and utilization of concurrent therapy that will likely result in RUG classifications at much lower levels of therapy than previous results; and

• Adjustments related to assistance with activities of daily living (ADLs) and an increased emphasis on ADL scores in the nursing case mix indices and related RUG payment rates.

    Medicaid is a joint federal and state program designed to provide medical assistance to “eligible needy persons”.  Medicaid programs are operated by state agencies that adopt their own medical reimbursement methodology and standards.  Payment rates and covered services vary from state to state.  In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to those patients.  State Medicaid plans subject to budget constraints are of particular concern to us given the repeal of the Boren Amendment by the Balanced Budget Act of 1997.  The Boren Amendment provided fair reimbursement protection to nursing facilities.  Changes in federal funding coupled with state budget problems have produced an uncertain environment.  Industry studies predict the Medicaid crisis will continue with states’ required contribution to Medicare Part D and anticipated budget deficits.  States will more than likely be unable to keep pace with nursing center inflation.  States are under pressure to pursue other alternatives to long term care such as community and home-based services.  Furthermore, several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for nursing home care.

    Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing law.  Moreover, as health care facilities have experienced increasing pressure from private payors attempting to control health care costs, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.  Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities.  We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our lessees’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors.  There can be no assurance that future payment rates for either government or private payors will be sufficient to cover cost increases in providing services to patients.  Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect the operating revenues of our skilled nursing and hospital lessees and borrowers, and thereby adversely affect their ability to make their lease or debt payments to us.  Failure of our lessees and borrowers to make their scheduled lease and loan payments to us would have a direct and material adverse impact on us.

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

    Certificates of Need.  The skilled nursing facilities and hospitals in which we invest are also generally subject to state statutes which may require regulatory approval in the form of a CON prior to the construction or expansion of facilities to accommodate new beds (or addition of new beds to existing facilities), the addition of services or certain capital expenditures.  CON requirements are not uniform throughout the United States and are subject to change.  We cannot predict the impact of regulatory changes with respect to CONs on the operations of our lessees and borrowers; however, in our primary market areas, a significant reduction in new construction of long-term care beds has occurred.

Investment Policies

    Our investment objectives are (i) to provide current income for distribution to our stockholders through investments primarily in health care related facilities, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders' capital.  There can be no assurance that these objectives will be realized.  Our investment policies include making investments in real estate and mortgage notes receivable and securities of other publicly-held REITs.

    As described in Notes 3 and 4 to the consolidated financial statements, we funded or made commitments to fund new investments in real estate and mortgage assets during 2010 totaling $141,420,000 and we anticipate making additional investments in 2011 that meet our underwriting criteria.  In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive market return on equity to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored patients.  There can be no assurances that investments containing these attributes will be found or closed.

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

Executive Officers of the Company

    The table below sets forth the name, position and age of each of our executive officers.  Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year.  There is no “family relationship” among any of the named executive officers or with any director.  All information is given as of February 16, 2011:

Name	Position	Age
W. Andrew Adams	Chairman of the Board and Chief Executive Officer	65

J. Justin Hutchens	President and Chief Operating Officer	36

Roger R. Hopkins	Chief Accounting Officer	49

Kristin S. Gaines	Chief Credit Officer	39

    W. Andrew Adams has been our Chairman of the Board and Chief Executive Officer since our inception in 1991.  Mr. Adams was President and Chief Executive Officer of National HealthCare Corporation (“NHC”) until he resigned those positions in 2004.  He remains on its Board of Directors, and served as Chairman of the Board until 2008.  Mr. Adams served as President of National Health Realty, Inc. (“NHR”) from 1997 until November 2004 and served as Chairman of the Board until NHR was acquired by NHC in 2007.  Mr. Adams has previously served on the boards of Assisted Living Concepts, SunTrust Bank, David Lipscomb University, and the Boy Scouts of America.  He received his B.S. and M.B.A. degrees from Middle Tennessee State University.

    J. Justin Hutchens has served as President and Chief Operating Officer of National Health Investors, Inc. since February, 2009. Prior to joining NHI, he had 15 years of field operations background in the senior housing and long-term care industry including national operating experience as the Senior Vice-President & Chief Operating Officer of Summerville Senior Living in 2003 until the Summerville merger with Emeritus Senior Living (NYSE:ESC) in 2007.  Following Summerville’s merger with Emeritus, he was appointed Executive Vice-President & Chief Operating Officer of Emeritus. He holds a Master of Science in Management from Regis University in Denver, CO and a Bachelor of Science in Human Services from the University of Northern Colorado in Greeley, CO. He completed an Executive Management Program studying Measurement and Control of Organizational Performance at the University of Michigan in Ann Arbor, MI.

    Roger R. Hopkins joined NHI in 2006 and was named Chief Accounting Officer in December 2006.  Until 2006, he was a partner in the Tennessee regional accounting firm of Rodefer Moss & Co, PLLC.  He was previously a senior manager in the Nashville, Tennessee office of Deloitte & Touche.  Mr. Hopkins received his B.S. degree in accounting from Tennessee Technological University in 1982 and is a Certified Public Accountant.

    Kristin S. Gaines is NHI’s Chief Credit Officer and joined the Company on March 13, 1998 as a Credit Analyst and later Assistant Vice President, Finance and Vice President, Operations, in charge of overseeing portfolio compliance and underwriting.  Ms. Gaines received her B.B.A. in Accounting from Middle Tennessee State University in 1993 and her M.B.A. from Middle Tennessee State University in 1998.

    We have a staff of 10, all serving in our corporate office in Murfreesboro, TN.  Essential services such as internal auditing, tax compliance, information technology, legal services, and investor relations are outsourced to third-party professional firms.

Investor Information

    We maintain a web site at www.nhinvestors.com.  We publish to this web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases.  We have a policy of publishing these on the web site within two (2) business days after public release or filing with the SEC.

    We also maintain the following documents on the web site:

*       The NHI Code of Ethics and Standards of Conduct.  This has been adopted for all employees, officers and directors of the Company.  The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of Conduct.  To date there have been none.

*        Information on our “NHI Valuesline” which allows our employees and stockholders unrestricted access to our Internal Auditor, executive officers and directors.  The toll free number is 877-880-2974 and the communications may be made anonymously, if desired.

*        The NHI Restated Audit Committee Charter.

*        The NHI Compensation Committee Charter.

*        The NHI Nomination and Corporate Governance Committee Charter.

    We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

    Our transfer agent is Computershare.  Computershare will assist registered owners with the NHI Dividend Reinvestment plan, change of address, transfer of ownership, payment of dividends, replacement of lost checks or stock certificates.  Computershare’s contact information is:  Computershare Trust Company, N.A., P.O. Box 43078, Providence, RI 02940-3078.  The toll free number is 800-942-5909 and the website is www.computershare.com.

    The Annual Stockholders’ meeting will be held at 4:00 p.m. local time on May 5, 2011 at our corporate office at 222 Robert Rose Drive, Murfreesboro, TN.

ITEM 1A. RISK FACTORS.

    We depend on the operating success of our customers (facility operators), whose business is focused in the skilled nursing and assisted living industry, for collection of our revenues during this time of uncertain economic conditions in the U.S.

    Revenues to operators of our Health Care Facilities are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates.  Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and from widely-publicized federal and state budget shortfalls and constraints.  Overall weak economic conditions in the U.S. which affect housing sales, investment returns and personal incomes may adversely affect occupancy rates of assisted living facilities that generally rely on private pay residents.  Expenses for the Health Care Facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service.  Liability insurance and staffing costs continue to increase for our operators.  To the extent any decrease in revenues and/or any increase in operating expenses results in a facility not generating enough cash to make scheduled payments to us, our revenues, net income and funds from operations would be adversely affected.  Such events and circumstances would cause us to evaluate whether there was an impairment of the real estate or mortgage loan that should be charged to earnings.  Such impairment would be measured as the amount by which the carrying amount of the asset exceeded its fair value.  Consequently, we might be unable to maintain or increase our current dividend and the market price of our stock may decline.

    We are exposed to the risk that our tenants and borrowers may not be able to meet the rent, principal and interest or other payments due us, which may result in an operator bankruptcy or insolvency, or that an operator might become subject to bankruptcy or insolvency proceedings for other reasons.

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

    We are exposed to risks related to governmental payors and regulations and the effect they have on our tenants’ and borrowers’ business.

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

    We are exposed to the risk that the cash flows of our tenants and borrowers will be adversely affected by increased liability claims and general and professional liability insurance costs.

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

    We are exposed to the risk that we may not be indemnified by our lessees and borrowers against future litigation.

    Our leases require that the lessee name us as an additional insured party on the tenant’s insurance policy in regard to claims made for professional liability or personal injury.  The leases also require the tenant to indemnify and hold us harmless for all claims resulting from the occupancy and use of each Health Care Facility.  We cannot give any assurance that these protective measures will completely eliminate any risk to us related to future litigation, the costs of which could have a material adverse impact on us.

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

    We may need to incur more debt in the future, which may not be available on terms acceptable to the Company.

    We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our low debt levels, availability under our unsecured credit facility and cash balance will enable us to meet our obligations and continue to make investments. While we currently have a very low debt ratio, in the future, we may increase our borrowings. We may incur additional debt by borrowing under our unsecured credit facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction.  We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our credit facility at or prior to its maturity.  Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions.  If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties.

Real estate investments are relatively illiquid and, therefore, our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions may be limited.  All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Health Care Facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Transfers of operations of Health Care Facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be less than the net book value or the amount owed on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The sale of the property or the replacement of an operator that has defaulted on its lease or loan could also be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility.   No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Should such events occur, our income and cash flows from operations could be adversely affected.

    We are exposed to the risk that our assets may be subject to impairment charges.

    We periodically, but not less than quarterly, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and a non-cash impact on funds from operations in the period in which the impairment charge occurs.

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

    We have ownership limits in our charter with respect to our common stock and other classes of capital stock.

    Our charter, subject to certain exceptions, contains restrictions on the ownership and transfer of our common stock and preferred stock that are intended to assist us in preserving our qualification as a REIT.  Our charter, provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the Internal Revenue Code of 1986, as amended (the “Code”) would be void, which, subject to certain exceptions, results in no person or entity being allowed to own, actually or constructively, more than 9.9% of the outstanding shares of our stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit and such an exemption has been granted through Excepted Holder Agreements to members of the Carl E. Adams family.  Based on the Excepted Holder Agreements currently outstanding the ownership limit for all other stockholders is approximately 7.5%.  Our charter gives our board of directors’ broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits.  These ownership limits may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

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

    Other risks.

    See the notes to the consolidated financial statements, “Business” under Item 1 and “Legal Proceedings” under Item 3 herein for a discussion of various governmental regulations and operating factors relating to the health care industry and other factors and the risks inherent in them.  You should carefully consider each of the foregoing risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones facing us.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

    None.

ITEM 2.  PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS

 AS OF DECEMBER 31, 2010

SKILLED NURSING		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	L	151
NHC HealthCare, Moulton	Moulton	L	136

ARIZONA
Sunbridge Estrella Care & Rehabilitation	Avondale	L	161

FLORIDA
Ayers Health & Rehabilitation Center	Trenton	M	120
Bayonet Point Health & Rehabilitation Center	Hudson	L	180
Bear Creek Nursing Center	Hudson	M	120
Brooksville Healthcare Center	Brooksville	M	180
Cypress Cove Care Center	Crystal River	M	120
Heather Hill Healthcare Center	New Port Richey	M	120
Parkway Health & Rehabilitation Center	Stuart	L	177
Royal Oak Nursing Center	Dade City	M	120
The Health Center of Merritt Island	Merritt Island	L	180
The Health Center of Plant City	Plant City	L	180

GEORGIA
Ashton Woods Rehabilitation Center	Atlanta	M	157
NHC HealthCare, Rossville	Rossville	L	112
The Place at Deans Bridge	Augusta	M	100
The Place at Martinez	Augusta	M	100
The Place at Pooler	Pooler	M	122

IDAHO
Grangeville Health and Rehabilitation Center	Grangeville	L	60

KANSAS
Chanute HealthCare Center	Chanute	M	77
Council Grove HealthCare Center	Council Grove	M	80
Haysville HealthCare Center	Haysville	M	119
Larned HealthCare Center	Larned	M	83
Sedgwick HealthCare Center	Sedgwick	M	62

KENTUCKY
NHC HealthCare, Glasgow	Glasgow	L	206
NHC HealthCare, Madisonville	Madisonville	L	94

MASSACHUSETTS
Buckley HealthCare Center	Greenfield	M	120
Holyoke HealthCare Center	Holyoke	M	102
John Adams HealthCare Center	Quincy	M	71
Longmeadow of Taunton	Taunton	M	100

MISSOURI
Charlevoix HealthCare Center	St. Charles	M	142
Columbia HealthCare Center	Columbia	M	97
Joplin HealthCare Center	Joplin	M	92
NHC HealthCare, Desloge	Desloge	L	120
NHC HealthCare, Joplin	Joplin	L	126
NHC HealthCare, Kennett	Kennett	L	170
NHC HealthCare, Maryland Heights	Maryland Heights	L	220

SKILLED NURSING (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
MISSOURI(continued)
NHC HealthCare, St. Charles	St. Charles	L	120

NEW HAMPSHIRE
Epsom HealthCare Center	Epsom	M	108
Maple Leaf HealthCare Center	Manchester	M	114
Villa Crest HealthCare Center	Manchester	M	165

SOUTH CAROLINA
NHC HealthCare, Anderson	Anderson	L	290
NHC HealthCare, Greenwood	Greenwood	L	152
NHC HealthCare, Laurens	Laurens	L	176
UniHealth Post-Acute Care-Orangeburg	Orangeburg	L	88

TENNESSEE
NHC HealthCare, Athens	Athens	L	98
NHC HealthCare, Chattanooga	Chattanooga	L	207
NHC HealthCare, Columbia	Columbia	L	106
NHC HealthCare, Dickson	Dickson	L	211
NHC HealthCare, Franklin	Franklin	L	80
NHC HealthCare, Hendersonville	Hendersonville	L	122
NHC HealthCare, Hillview	Columbia	L	92
NHC HealthCare, Johnson City	Johnson City	L	160
NHC HealthCare, Knoxville	Knoxville	L	139
NHC HealthCare, Lewisburg	Lewisburg	L	102
NHC HealthCare, McMinnville	McMinnville	L	150
NHC HealthCare, Milan	Milan	L	122
NHC HealthCare, Oakwood	Lewisburg	L	60
NHC HealthCare, Pulaski	Pulaski	L	102
NHC HealthCare, Scott	Lawrenceburg	L	62
NHC HealthCare, Sequatchie	Dunlap	L	120
NHC HealthCare, Smithville	Smithville	L	120
NHC HealthCare, Somerville	Somerville	L	84
NHC HealthCare, Sparta	Sparta	L	120
NHC HealthCare, Springfield	Springfield	L	107

TEXAS
Forest Lane Healthcare Center*	Dallas	L	120
Heritage Manor of Canton*	Canton	L	110
Heritage Oaks*	Arlington	L	204
Heritage Place*	Mesquite	L	149
Legend Healthcare & Rehabilitation	Paris	L	120
Legend Oaks Healthcare and Rehabilitation Center (East)	Houston	L	125
Legend Oaks Healthcare and Rehabilitation Center (Northwest)	Houston	L	125
Legend Oaks Healthcare and Rehabilitation Center	San Antonio	L	125
Sheridan of Navasota	Navasota	M	125
Park Place Care Center	Georgetown	M	164
The Village at Richardson*	Richardson	L	280
Winterhaven Healthcare Center*	Houston	L	160

VIRGINIA
Heritage Hall - Brookneal	Brookneal	M	60
Heritage Hall - Grundy	Grundy	M	120
Heritage Hall - Laurel Meadows	Laurel Fork	M	60
Heritage Hall - Virginia Beach	Virginia Beach	M	90
Heritage Hall - Front Royal	Front Royal	M	60

SKILLED NURSING (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
VIRGINIA (continued)
Heritage Hall - Lexington	East Lexington	M	60
NHC HealthCare, Bristol	Bristol	L	120

ASSISTED LIVING
ARIZONA
The Place at Gilbert	Gilbert	L	40
The Place at Glendale	Glendale	L	38
The Place at Tanque Verde	Tucson	L	42
The Place at Tucson	Tucson	L	60

FLORIDA
Indigo Palms at Daytona	Daytona Beach	L	60
Indigo Palms at Maitland	Maitland	L	116
Savannah Court of Maitland	Maitland	L	151
Savannah Court of Palm Beaches	W. Palm Beach	L	144
Savannah Court of Bartow	Bartow	L	30
Savannah Court of St. Cloud	St. Cloud	L	30
Savannah Court of Lakeland	Lakeland	L	30

ILLINOIS
Bickford of Peoria	Peoria	L	32

INDIANA
Bickford of Lafayette	Lafayette	L	28

IOWA
Bickford of Clinton	Clinton	L	37
Bickford of Iowa City	Iowa City	L	37

MICHIGAN
Bickford of Battle Creek	Battle Creek	L	46
Bickford of Lansing	Lansing	L	46
Bickford of Midland	Midland	L	46
Bickford of Saginaw	Saginaw	L	46

MINNESOTA
Traditions of Owatonna	Owatonna	M	70
Suite Living of Champlin	Champlin	L	30
Suite Living of Hugo	Hugo	L	24
Suite Living of Maplewood	Maplewood	L	42
Suite Living of North Branch	North Branch	L	30

NEW JERSEY
Brighton Gardens of Edison	Edison	L	148

OREGON
East Cascade Retirement Community	Madras	M	76

PENNSYLVANIA
Heritage Hill Senior Community	Weatherly	L	143

SOUTH CAROLINA
The Place at Conway	Conway	L	52

ASSISTED LIVING (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
TENNESSEE
The Place at Gallatin	Gallatin	L	49
The Place at Kingsport	Kingsport	L	49
The Place at Tullahoma	Tullahoma	L	49

ACUTE CARE
KENTUCKY
Kentucky River Hospital	Jackson	L	55

ACUTE PSYCHIATRIC
CALIFORNIA
Alvarado Parkway Institute	La Mesa	L	66

INDEPENDENT LIVING CENTERS
IDAHO
Sunbridge Retirement & Rehab for Nampa	Nampa	L	183

MISSOURI
Lake St. Charles Retirement Center	St. Charles	L	180

TENNESSEE
Colonial Hill Retirement Center	Johnson City	L	63
Parkwood Retirement Apartments	Chattanooga	L	30

TRANSITIONAL REHABILITATION CENTERS
ARIZONA
Santé Mesa**	Mesa	M	70

MEDICAL OFFICE BUILDINGS			Sq. Ft.
FLORIDA
North Okaloosa	Crestview	L	27,017

ILLINOIS
Crossroads*	Mt. Vernon	L	12,910

TEXAS
Hill Regional*	Hillsboro	L	23,000
Pasadena Bayshore	Pasadena	L	61,500

CORPORATE OFFICE
TENNESSEE	Murfreesboro	N/A	7,000

*Facility was classified as held for sale at December 31, 2010 in the consolidated financial statements
**Under construction

10-YEAR LEASE EXPIRATIONS

    The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension.  Leases associated with facilities held for sale at December 31, 2010 are not considered below.  We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent**	Annualized
Year	Expiring	Square Feet*	of Beds	(in thousands)	Gross Rent
2011	2	-	464	$ 2,290	3.07%
2012	1	-	55	2,809	3.77%
2013	2	27,017	148	1,768	2.37%
2014	1	-	780	6,474	8.68%
2015	-	-	-	-	-
2016	1	-	295	1,922	2.58%
2017	1	-	116	584	0.78%
2018	2	61,500	88	1,080	1.45%
2019	1	-	143	403	0.54%
2020	1	-	90	1,141	1.53%
Thereafter	7	-	6,931	$ 56,130	75.23%

*Rentable Square Feet represents total square footage in two medical office building investments.

**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would generate if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.

ITEM 3. LEGAL PROCEEDINGS.

    The Health Care Facilities are subject to claims and suits in the ordinary course of business.  Our lessees and borrowers have indemnified and are obligated to continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and are further obligated to  indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

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

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 3:09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserted that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleged that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint sought no relief from NHI itself.  The defendants filed a motion to dismiss the amended complaint for failure to make an adequate pre-filing demand.  On September 21, 2010, the Court granted that motion, entered a judgment, and dismissed the action with prejudice.  Despite that ruling, the Company’s Board received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserted that certain NHI directors and officers breached their fiduciary duties to NHI in connection with the sale and financing to CFA.  In response to the October 11, 2010 demand, the Company’s Board appointed a special committee that on December 6, 2010 made its report and recommendation to the Board.  The Board considered the demand and unanimously accepted the special committee’s recommendation to reject the demand on the basis that pursuing the proposed claims, in whole or in part, would not be in the best interests of the Company.  Mr. Shearer was notified of the Board’s determination by letter dated December 13, 2010.  On February 3, 2011, Mr. Shearer filed a new derivative shareholder lawsuit (M.D. Tenn. Case No. 3:11-99), making the same claim and allegations as in the action that was dismissed with prejudice.  Neither the Company nor the individual defendants has yet responded to the new lawsuit.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    The Company’s Charter contains certain provisions which are designed to ensure that the Company’s status as a real estate investment trust is protected for federal income tax purposes.  One of these provisions provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the Internal Revenue Code of 1986, as amended (the “Code”) would be void which, subject to certain exceptions results in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s stock.  In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants.  Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family.  These written agreements are intended to restate and replace the parties’ prior verbal agreement.  Based on the Excepted Holder Agreements currently outstanding the ownership limit for all other stockholders is approximately 7.5%.  Our charter gives our board of directors’ broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits.  These agreements were entered into in connection with the Company’s announcement in 2008 of a stock purchase program pursuant to which the Company subsequently purchased 194,100 shares of its common stock in the public market from its stockholders.

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

Common Stock Market Prices and Dividends

    Our common stock is traded on the New York Stock Exchange under the symbol “NHI”.  As of February 16, 2011, there were 938 holders of record of shares and 16,692 beneficial owners of the shares.

    High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2010			2009
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$38.79	$32.03	$.575	$28.94	$21.00	$.55
June 30	42.73	37.27	.575	29.46	24.40	.55
September 30	46.06	36.66	.605	34.58	26.05	.55
December 31	48.31	42.61	.605	37.90	29.50	.65(1)
(1) Includes a special dividend of $.10per common share

    The closing price of our stock on February 15, 2011 was $46.00.

    We currently maintain two equity compensation plans: the NHI 1997 Stock Option Plan (“the 1997 Plan”) and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”).  Each of these plans has been approved by our stockholders.  The following table provides information as of December 31, 2010 about our common stock that may be issued upon grants of restricted stock and the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	384,507	$33.24	683,967(a)

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

NATIONAL HEALTH INVESTORS, INC.
Comparison of Cumulative Total Return

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00

	2005	2006	2007	2008	2009	2010
NAREIT All REIT	100.00	134.36	110.40	69.25	88.26	112.60
S&P 500	100.00	115.79	122.15	76.95	97.31	111.96
NHI	100.00	135.64	123.82	134.08	200.23	255.29

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table represents our financial information for the five years ended December 31, 2010.  This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

NATIONAL HEALTH INVESTORS, INC.

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share amounts)

	Years Ended December 31,
STATEMENT OF INCOME DATA:	2010	2009(a)	2008(a)	2007(a)	2006(a)
Revenues	$78,396	$63,157	$56,941	$56,442	$56,856
Non-operating income	$5,191	$8,581	$6,487	$12,464	$12,721
Interest expense and amortization of loan costs	$(1,552)	$(175)	$(323)	$(4,700)	$(8,261)

Income from continuing operations	$62,137	$57,358	$50,801	$74,795	$56,215
Discontinued operations:
Operating income - discontinued operations	5,280	6,871	6,709	8,502	7,199
Net gain on dispositions and deconsolidation	2,004	-	-	13,138	5,814
Net income	$69,421	$64,229	$57,510	$96,435	$69,228

PER SHARE DATA:
Basic earnings per share:
Income from continuing operations	$2.25	$2.08	$1.83	$2.70	$2.03
Discontinued operations	0.26	0.25	0.25	0.78	0.47
Net income per common share	$2.51	$2.33	$2.08	$3.48	$2.50
Diluted earnings per share:
Income from continuing operations	$2.24	$2.07	$1.83	$2.69	$2.02
Discontinued operations	0.26	0.25	0.24	0.78	0.47
Net income per common share	$2.50	$2.32	$2.07	$3.47	$2.49

OTHER DATA:
Common shares outstanding	27,689,392	27,629,505	27,580,319	27,752,239	27,752,239
Weighted average common shares outstanding:
Basic	27,664,482	27,586,338	27,706,106	27,703,464	27,744,868
Diluted	27,732,959	27,618,300	27,731,951	27,783,862	27,778,764

Regular dividends declared per common share	$2.36	$2.20	$2.20	$2.00	$1.92
Special dividends declared per common share	$-	$.10	$.22	$.85	$.45

BALANCE SHEET DATA: (at year end)
Mortgages and other notes receivable, net	$75,465	$94,588	$108,640	$141,655	$99,532
Real estate properties, net	$327,654	$223,861	$181,332	$187,455	$235,199
Assets held for sale, net	$36,853	$33,420	$200	$-	$-
Total assets	$509,341	$459,360	$457,106	$500,732	$598,198
Debt	$37,765	$-	$3,987	$9,512	$113,492
Total stockholders' equity	$442,500	$434,612	$429,615	$446,138	$431,671

(a) Prior period financial information has been reclassified to reflect in discontinued operations the operations of those properties sold or held for sale which are required to be presented as discontinued operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis is based primarily on the consolidated financial statements of National Health Investors, Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K.  Other important factors are identified in “Item 1. Business” and “Item 1A. Risk Factors” above.

Executive Overview

    NHI, a Maryland corporation incorporated in 1991, is a REIT which invests in income-producing health care properties primarily in the long-term care and senior housing industries.  As of December 31, 2010, our portfolio consisted of real estate (excluding corporate office and assets held for sale) and mortgage investments with a carrying value totaling $402,362,000 and other investments in preferred stock and marketable securities of $60,608,000 resulting in total invested assets of $462,970,000.  We are a self-managed REIT, with our own management reporting directly to our Board of Directors.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide, primarily in the long-term health care and senior housing industries.

Portfolio

    At December 31, 2010, our continuing operations consisted of investments in real estate and mortgage notes receivable in 118 health care facilities located in 23 states consisting of 78 skilled nursing facilities, 31 assisted living facilities, 2 medical office buildings, 4 independent living facilities, 1 acute psychiatric hospital, 1 acute care hospital and 1 transitional rehabilitation center.  These investments consisted of approximately $326,897,000 of net real estate investments in 88 health care facilities with 17 lessees and $75,465,000 aggregate carrying value of mortgage notes receivable from 15 borrowers related to 30 health care facilities.

Major Customer - NHC

    We lease 41 health care facilities to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  These 41 facilities include 4 centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.  Our rental income from continuing operations in 2010 was $71,653,000 ($35,212,000 or 49% from NHC); in 2009 was $54,012,000 ($34,782,000 or 64% from NHC); and in 2008 was $47,275,000 ($33,700,000 or 71% from NHC).  Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our real estate portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 12.4% of our total real estate portfolio on December 31, 2010, based on the net book value (carrying amount) of these properties of $49,716,000.  In 1991, these assets were transferred by NHC to us at net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC's books for as many as 20 years.  As a result, we believe the current fair market value of these assets is significantly in excess of their net book value.  Subsequent additions to our portfolio related to non-NHC facilities reflect their higher book value based on at the cost of the properties on the date the investment was made.

    As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, state survey results and other relevant information.

The following tables summarize our investments in real estate (excluding corporate office and assets held for sale) and mortgage notes receivable as of December 31, 2010:

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	51	6,858		$174,394,000
Assisted Living Facilities	29	1,675		122,817,000
Medical Office Buildings	2	88,517	*	4,910,000
Independent Living Facilities	4	456		6,825,000
Acute Psychiatric Hospitals	1	66		12,245,000
Acute Care Hospitals	1	55		5,706,000
Total Real Estate Properties	88			326,897,000

Mortgage Notes Receivable
Skilled Nursing Facilities	27	2,730		63,295,000
Assisted Living Facilities	2	146		4,650,000
Transitional Rehabilitation Center	1	70		7,520,000
Total Mortgage Notes Receivable	30	2,946		75,465,000
Total Portfolio	118			$402,362,000

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	88	81.2%		$326,897,000
Mortgage Notes Receivable	30	18.8%		75,465,000
Total Portfolio	118	100.0%		$402,362,000

Summary of Facilities by Type
Skilled Nursing Facilities	78	59.1%		$237,689,000
Assisted Living Facilities	31	31.7%		127,467,000
Medical Office Buildings	2	1.2%		4,910,000
Independent Living Facilities	4	1.7%		6,825,000
Acute Psychiatric Hospitals	1	3.0%		12,245,000
Acute Care Hospitals	1	1.4%		5,706,000
Transitional Rehabilitation Center	1	1.9%		7,520,000
Total Real Estate Portfolio	118	100.0%		$402,362,000

Portfolio by Operator Type
Public	54	23.8%		$95,583,000
Regional	50	62.2%		250,521,000
Small	14	14.0%		56,258,000
Total Real Estate Portfolio	118	100.0%		$402,362,000

Public Operators
National HealthCare Corp.	41	12.4%		$49,716,000
Sunrise Senior Living, Inc.	1	2.9%		11,645,000
Community Health Systems, Inc.	2	1.8%		7,312,000
Sun Healthcare Group, Inc.	2	1.8%		7,387,000
Emeritus Senior Living	8	4.9%		19,523,000
Total Public Operators	54	23.8%		$95,583,000

    Operators who operate more than 3% of our total real estate investments are as follows: American HealthCare, LLC; Bickford Senior Living; Suite Living Senior Specialty Services; ElderTrust of Florida, Inc.; Emeritus Senior Living; Health Services Management, Inc.; Helix Healthcare, Inc.; Legend Healthcare, LLC; National HealthCare Corp.; SeniorTrust of Florida, Inc.; and Senior Living Management Corporation, LLC.

    As of December 31, 2010, the average effective annual rental income was $7,118 per bed for skilled nursing facilities, $10,915 per unit for assisted living facilities, $4,064 per unit for independent living facilities, $26,955 per bed for acute psychiatric hospitals, $51,081 per bed for acute care hospitals, and $12 per square foot for medical office buildings.

    We invest a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At December 31, 2010, our investments in preferred and common shares of publicly-held REITs were $59,288,000 and our investments in other available-for-sale marketable securities were $1,320,000.  Refer to Notes 5, 6 and 7 of our consolidated financial statements for further information.

Areas of Focus

    We are evaluating and will potentially make new investments in 2011 while continuing to monitor and improve our existing properties.  We continue to selectively evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our total book capitalization.  New investments in real estate and mortgage notes may be funded by our liquid investments and by external financing.  We intend to make new investments that meet our underwriting criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

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

    We evaluate the recoverability of the carrying values of our properties on a property-by-property basis.  On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property.  If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

    For notes receivable, impairment recognition is based upon an evaluation of the estimated collectability of loan payments and general economic conditions on a specific loan basis.  On a quarterly basis, we review our notes receivable for ability to realize on such notes when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

    2)  Revenue recognition - mortgage interest and rental income - We collect interest and rent from our customers.  Generally, our policy is to recognize revenues on an accrual basis as earned.  However, there are certain of our customers, for whom we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not probable of collection until received.  For these investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected.  We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due.  This policy could cause our revenues to vary significantly from period to period.  Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals, are included in rental income when they are determinable and earned, and are excluded from future minimum lease payments.

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

    The following table summarizes our write-downs and recoveries for the last three years for both continuing and discontinued operations:

Write-downs (Recoveries)	Years ended December 31,
(in thousands)	2010	2009	2008
Real estate	$-	$25	$1,986
Mortgages & Notes Receivable	(573)	(1,077)	-
	$(573)	$(1,052)	$1,986

    During 2010, we received payments totaling $573,000 as a recovery of previous mortgage note write-downs.  The payments resulted from the settlement of bankruptcy proceedings related to a former borrower to whom we had originally provided mortgage note financing on five skilled nursing facilities in Georgia.

    In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a Georgia skilled nursing facility and recorded a recovery of amounts previously written down of $1,077,000.

    During 2008, we recorded an impairment charge of $1,986,000 related to two Kansas facilities to reduce the carrying value of these facilities to fair value less the cost of selling the facilities.  One of the facilities, located in Hoisington, Kansas, was sold in November 2008.  The remaining facility, located in Emporia, Kansas, was sold during the first quarter of 2009.  Prior to selling the Emporia facility, an additional impairment charge of $25,000 was recorded to further reduce its carrying value.

    We believe that the carrying amounts of our real estate properties are recoverable and our mortgage notes receivable are realizable and supported by the value of the underlying collateral.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Security Writedowns and Recoveries

    At December 31, 2010, we concluded there were no other-than-temporary impairments of our marketable securities.

    Enhanced Cash Funds – On December 10, 2007, we were notified by Bank of America that its largest, privately-placed, enhanced cash fund called Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007 and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 to a separate investment management account (“IMA”) and cash redemptions of principal totaling $4,665,000.  Realized losses on the distribution and redemption of securities and cash amounted to $236,000 for 2007.

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

    In 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $2,065,000 which we charged to operations.  Exclusive of the other-than-temporary impairment charge, realized losses for the year ended December 31, 2008 amounted to $410,000, which were charged to operations.  During 2008, we received cash distributions from the Fund and IMA totaling $23,031,000.

    For the year ended December 31, 2009, we received cash redemptions of principal from the Fund and IMA totaling $8,491,000.  Net realized gains for the same period were $538,000 and were recognized in non-operating income.  As of December 31, 2009, both the Fund and the IMA were fully liquidated.

    During the fourth quarter of 2009, we sold 100,000 common shares of LTC Properties, Inc. for an average price of $26.00 per share.  As a result, we recorded $1,931,000 as a gain on the sale, $717,000 of which was a recovery of a previously recorded other-than-temporary impairment.

Acquisitions and New Leases of Real Estate

See Note 3 to the consolidated financial statements.

Planned or Completed Dispositions of Certain Real Estate

See Note 3 to the consolidated financial statements.

Results of Operations

    The results of operations for facilities included in assets held for sale or facilities sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

    The significant items affecting income and expenses are described below.

	Year Ended		Period Change
	2010	2009	$	%
Revenues:
Rental income
Billed rent
SNFs leased to Health Services Management	$5,683	$-	$5,683	-
SNFs leased to Legend Healthcare	5,624	2,638	2,986	113.19%
ALFs leased to Bickford Senior Living	2,922	273	2,649	NM
ALFs leased to Suite Living Senior Specialty Services	1,720	-	1,720	-
APH leased to Helix Healthcare	1,217	-	1,217	-
Billed rent, other new and existing leases	51,191	50,467	724	1.43%
Billed rent	68,357	53,378	14,979	28.06%
Straight-line rent adjustments
ALFs leased to Emeritus Senior Living	831	-	831	-
ALFs leased to Bickford Senior Living	687	48	639	NM
SNFs leased to Legend Healthcare	1,018	526	492	93.54%
ALFs leased to Suite Living Senior Specialty Services	385	-	385	-
Straight-line rent adjustments, other new and existing leases	375	60	315	525.00%
Straight-line rent	3,296	634	2,662	419.87%
Total Rental income	71,653	54,012	17,641	32.66%
Mortgage interest income
Care Foundation of America, Inc.(1)	560	1,837	(1,277)	(69.52%)
Osceola Health Care, Ltd.(1)	-	1,000	(1,000)	NM
Other new and existing	6,183	6,308	(125)	(1.98%)
Total Mortgage interest income	6,743	9,145	(2,402)	(26.27%)
Total Revenue	78,396	63,157	15,239	24.13%
Expenses:
Depreciation
SNFs leased to Health Services Management	1,428	-	1,428	-
SNFs leased to Legend Healthcare	1,650	788	862	109.39%
ALFs leased to Bickford Senior Living	869	60	809	NM
Other new and existing	7,039	6,495	544	8.38%
Total Depreciation	10,986	7,343	3,643	49.61%
Legal expense	1,152	1,954	(802)	(41.04%)
Franchise, excise and other taxes	637	730	(93)	(12.74%)
General and administrative
Share-based compensation	2,368	853	1,515	177.61%
Salaries, wages and benefits	2,992	1,527	1,465	95.94%
Other	2,336	2,875	(539)	(18.75%)
Total General and administrative	7,696	5,255	2,441	46.45%
Loan and realty recoveries	(573)	(1,077)	504	(46.80%)
	19,898	14,205	5,693	40.08%
Income before non-operating items	58,498	48,952	9,546	19.50%
Non-operating income
Realized gain on sale of marketable securities	2	1,685	(1,683)	(99.88%)
Interest revenue	84	1,241	(1,157)	(93.23%)
Dividend income and other	5,105	5,655	(550)	(9.73%)
Total Non-operating income	5,191	8,581	(3,390)	(39.51%)
Interest expense and amortization of loan costs	(1,552)	(175)	(1,377)	NM
Income from continuing operations	62,137	57,358	4,779	8.33%
Discontinued operations(2)	7,284	6,871	413	6.01%
Net income	$69,421	$64,229	$5,192	8.08%

Net income per common share, basic	$2.51	$2.33	$.18	7.73%
Net income per common share, diluted	$2.50	$2.32	$.18	7.76%

(1) Mortgages paid off at or prior to maturity
(2) See Note 15 to the consolidated financial statements
NM – Not meaningful

    Financial highlights of the year ended December 31, 2010 compared to the same period in 2009 were as follows:

•      Rental income increased due to new real estate investments of $81,569,000 in 2009 and $121,672,000 in 2010.  Rental income included $1,520,000 of past due rent received and recognized into income from RGL Development, the former tenant of eight ALFs which are currently leased to Emeritus Senior Living.  Future increases in lease revenue depend on our ability to make new investments which meet our underwriting criteria.

•      Mortgage interest income decreased due to normal amortization, final maturity or early payoffs of our mortgage loans, but was partially offset by interest earned on new mortgage loan investments of $4,501,000 in 2009 and $12,422,000 in 2010.  Unless we continue to make new investments in mortgages in 2011 and future years, our mortgage interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

•      Depreciation expense increased primarily due to new real estate investments made in 2009 and 2010.

•      Legal expenses decreased due to the settlement of litigation with our former borrower, Care Foundation of America, Inc., as described in Note 9 to the consolidated financial statements.  We incurred legal and other professional fees of $378,000 during the fourth quarter of 2010 in consideration of a public offering of debt or equity, then made the corporate decision to enter into a new bank credit facility on terms that we consider more favorable to NHI.

•      General and administrative expenses increased primarily as a result of additions to our executive management team and staff during 2009 and 2010.  The market value for all stock option awards is estimated using the Black-Scholes pricing model and is expensed over the vesting period of the individual grants.  We expect general and administrative costs will continue to increase as we grow our portfolio and incentivize our management and staff.

•      We received payments totaling $573,000 as a recovery of a previous note write-down from a former borrower in Georgia.

•      Realized gains on marketable securities recognized into income during 2009 were primarily a result of the liquidation of the Enhanced Cash Funds discussed more fully in Note 6 to the consolidated financial statements.

•      Interest income decreased due to lower bank deposits as a result of the funding of new real estate and mortgage note investments made during 2010.

•      Interest expense on the revolving credit facility is due to our borrowings to fund new real estate and mortgage note investments.  Upfront fees and other loan-related costs are amortized over the term of the credit facility.  We expect to fund a portion of our new investments in 2011 with borrowings from our revolving credit facility and U.S. Government agency debt, thereby increasing our interest expense from 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

    The significant items affecting income and expenses are described below.

	Year Ended		Period Change
	2009	2008	$	%
Revenues:
Rental income
Billed rent
SNFs leased to Legend Healthcare	$2,638	$-	$2,638	-
RGL Development, LLC	5,000	3,150	1,850	58.73%
NHC Additional percentage rent	1,082	-	1,082	-
ALFs leased to Bickford Senior Living	273	-	273	-
Billed rent, other new and existing	44,385	43,971	414	0.94%
Billed rent	53,378	47,121	6,257	13.28%
Straight-line rent adjustments
SNFs leased to Legend Healthcare	526	-	526	-
Straight-line rent adjustments, other new and existing leases	108	154	(46)	(29.87%)
Straight-line rent	634	154	480	311.69%
Total Rental income	54,012	47,275	6,737	14.25%
Mortgage interest income	9,145	9,666	(521)	(5.39%)
Total Revenue	63,157	56,941	6,216	10.92%
Expenses:
Depreciation
SNFs leased to Legend Healthcare	788	-	788	-
Other new and existing	6,555	6,475	80	1.24%
Total Depreciation	7,343	6,475	868	13.41%
Legal expense	1,954	1,598	356	22.28%
Franchise, excise and other taxes	730	646	84	13.00%
General and administrative
Salaries, wages and benefits	1,527	275	1,252	455.27%
Share-based compensation	853	7	846	NM
Other	2,875	3,303	(428)	(12.96%)
Total General and administrative	5,255	3,585	1,670	46.58%
Loan and realty recoveries	(1,077)	-	(1,077)	-
	14,205	12,304	1,901	15.45%
Income before non-operating items	48,952	44,637	4,315	9.67%
Non-operating income
Realized gain (loss) on sale of marketable securities	1,685	(2,475)	4,160	(168.08%)
Interest revenue	1,241	3,050	(1,809)	(59.31%)
Dividend income and other	5,655	5,912	(257)	(4.35%)
Total Non-operating income	8,581	6,487	2,094	32.28%
Interest expense and amortization of loan costs	(175)	(323)	148	(45.82%)
Income from continuing operations	57,358	50,801	6,557	12.91%
Discontinued operations(1)	6,871	6,709	162	2.41%
Net income	$64,229	$57,510	$6,719	11.68%

Net income per common share, basic	$2.33	$2.08	$.25	12.02%
Net income per common share, diluted	$2.32	$2.07	$.25	12.08%

(1) See Note 15 to the consolidated financial statements
NM - Not meaningful

    Financial highlights of the year ended December 31, 2009 compared to the same period in 2008 were as follows:

•      Rental income increased due to new real estate investments of $81,569,000 in 2009 and $2,000,000 of past due rent received and recognized into income from RGL Development.

•      Mortgage interest income decreased due to normal amortization, final maturity or early payoffs of our mortgage loans.

•      Depreciation expense increased primarily due to new real estate investments made in 2009.

•      Legal expenses increased due to the litigation with our former borrower, Care Foundation of America, Inc., as described in Note 9 to the consolidated financial statements.

•      General and administrative expenses increased as a result of additions to our executive management team and staff during 2009.

•      Realized gains on marketable securities recognized into income during 2009 and realized losses charged to income during 2008 were primarily a result of the write-down and subsequent liquidation of the Enhanced Cash Funds discussed more fully in Note 6 to the consolidated financial statements.

•      Interest income decreased due to lower bank deposits as a result of the funding of new real estate and mortgage note investments made during 2009.

Liquidity and Capital Resources

Sources and Uses of Funds

    Our primary sources of cash include rent and interest receipts, proceeds from the sales of real property and principal payments on notes receivable.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property acquisitions and general and administrative expenses.

    These sources and uses of cash are reflected in our consolidated statements of cash flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2010	12/31/2009	$	%	12/31/2008	$	%
Cash and cash equivalents at beginning of period	$45,718	$100,242	$(54,524)	(54.4%)	$75,356	$24,886	33.0%
Cash provided by operating activities	77,544	69,062	8,482	12.3%	67,134	1,928	2.9%
Cash (used in) provided by investing activities	(92,029)	(55,128)	(36,901)	(66.9%)	52,173	(107,301)	(205.7%)
Cash (used in) financing activities	(28,569)	(68,458)	39,889	58.3%	(94,421)	25,963	27.5%
Cash and cash equivalents at end of period	$2,664	$45,718	$(43,054)	(94.2%)	$100,242	$(54,524)	(54.4%)

    The notes to the consolidated financial statements describe more fully the significant transactions that impacted our cash flows from operating, investing and financing activities of the facilities during 2010.

    Operating Activities – Net cash provided by operating activities in 2010 increased when compared to the same period in the prior year as a result of lease revenue from our new real estate investments.  Certain working capital changes also affected operating cash and were primarily the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

    Net cash provided by operating activities in 2009 increased when compared to the same period in the prior year as a result of lease revenue from our new real estate investments.  Certain working capital changes also affected operating cash and were primarily the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

    Investing Activities – Cash used in investing activities in 2010 increased when compared to the same period in the prior year as a result of our new investments in mortgage notes and real estate investments.  During 2010, $111,158,000 in cash was used to fund mortgage note and real estate investments.  These investments were funded with cash from operations, net borrowings on our revolving credit facility of $37,765,000, cash of $9,482,000 received from the collection or prepayment of our mortgage note investments and $6,247,000 received in cash from the disposition of two skilled nursing facilities to our lessee Legend Healthcare.  We received $3,325,000 as additional deposits from our current lessee Fundamental Long Term Care Holdings, LLC to purchase six skilled nursing facilities from us in Texas.

    Net cash used in investing activities in 2009 consisted of $86,070,000 in cash used to fund mortgage note and real estate investments.  These investments were funded primarily with cash from operations, cash received of $19,630,000 from the collection and prepayment of our mortgage note investments, and proceeds from the sale of marketable securities of $11,261,000.  During 2008, investments in real estate amounted to $4,048,000, whereas collections of our mortgage note investments were $33,015,000 and proceeds from the sale of marketable securities were $23,164,000.

    Financing Activities – Cash flows used in financing activities for 2010 were primarily the result of $66,517,000 of dividends paid and was partially offset by $37,765,000 in net borrowings under the revolving credit facility.

    Net cash used in financing activities for 2009 were primarily the result of $64,549,000 of dividends paid and $3,987,000 in scheduled debt payments.  The decrease in cash used in financing activities when 2009 is compared to 2008 is primarily due to a $0.22 special dividend paid during 2008 compared to a $0.10 special dividend paid during 2009 as well as $3,621,000 used to repurchase 194,100 shares of our common stock in 2008.

Liquidity

    At December 31, 2010, our liquidity was strong, with cash and highly-liquid marketable securities of $25,140,000.  Cash from operations and proceeds from loan payoffs have been distributed as dividends to stockholders and have been accumulated in bank deposits for the purpose of making new mortgage loan and real estate investments.

    Our monthly cash flows are generated from our core business investments in mortgage loans and real estate leases.  We routinely use our available cash to reduce our revolving credit facility balance, thereby minimizing our interest expense on borrowed funds.

    On February 1, 2010, we entered into a $100,000,000 unsecured revolving credit facility to fund new healthcare real estate investments.  The credit facility, which was provided by Regions Bank as agent and Pinnacle National Bank as a participating bank, bore interest at a margin of 250 basis points over LIBOR with a floor of 1% and was scheduled to mature in February 2011.  The unused balance fee was 0.5% per annum.  On November 3, 2010, we terminated this credit facility and entered into a new $100,000,000 unsecured credit facility with Regions Bank as agent and Pinnacle National Bank as a participating bank.  A total of $50,000,000 can be drawn on a revolving basis with a maturity of three years (November 3, 2013) with interest at a margin of 250 basis points over LIBOR (2.77% at December 31, 2010).  There is an accordion feature in the credit facility that could increase the total credit facility to $200,000,000.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at December 31, 2010.  The credit facility had an outstanding balance of $37,765,000 at December 31, 2010, with an available unused balance of $62,235,000.  For the year ended December 31, 2010, we recognized $1,244,000 in interest expense related to these credit facilities.

    Subsequent to December 31, 2010, a total of $50,000,000 was drawn on January 31, 2011 on a term loan, whose proceeds were used to repay the revolving line, to mature in five years with interest at a fixed rate of 3.98% based on an interest rate swap agreement.  The interest rate swap agreement was entered into to limit the Company’s interest rate risk exposure related to the term loan.

    We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2010 and thereafter.  It has been our practice to distribute 100% of our taxable income in the form of dividends to stockholders.  We declared total annual dividends of $2.36 per common share to stockholders of record in 2010, $2.30 to stockholders of record in 2009, and $2.42 to stockholders of record in 2008.  Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2009 and 2008 dividends declared included special dividends of $.10 and $.22 per common share, respectively.  There was no special dividend for 2010.

Off Balance Sheet Arrangements

    We currently have no outstanding guarantees or letters of credit.  At December 31, 2010, we had entered into an interest rate swap agreement to fix the interest rate on our term loan ($50,000,000 drawn on January 31, 2011) at 3.98% for five years.  See further discussion of the interest rate swap agreement in Note 8 to the consolidated financial statements.

Contractual Obligations

As of December 31, 2010, our contractual payment obligations and commitments were as follows (in thousands):

	Total	Year 1	Year 2-3
Borrowings under revolving credit facility, including interest(1)(2)	$41,837	$1,357	$40,480
Construction loan commitment	6,350	6,350	-
Deferred real estate purchase consideration	4,000	4,000	-
Capital improvements	750	750	-
Mortgage note advances	50	50	-
	$52,987	$12,507	$40,480
(1) Interest is calculated at 2.8%, the interest rate at December 31, 2010, through expiration of the credit facility based on the balance outstanding at December 31, 2010. It also includes an unused balance fee of 0.5%.
(2) Effective November 3, 2010, the revolving credit facility maturity was extended for three years

Commitments

    At December 31, 2010, we had pending commitments related to three health care real estate projects: (1) as described in Note 4 to the consolidated financial statements, in June 2010, we entered into a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of December 31, 2010 we had funded a total of $7,520,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

    As described in Note 3 to the consolidated financial statements, we have agreed to sell six skilled nursing facilities to our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC.  We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual fixed escalators.

Contingencies

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price includes $3,000,000 in conditional payments to be made over a three year period based on Bickford’s expected achievement of certain operating financial thresholds.

    In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000.  The purchase price includes $1,000,000 as a conditional payment which is expected to be made in 2011.

Funds From Operations and Normalized Funds From Operations

    Our funds from operations (“FFO”) were $77,950,000 for the year ended December 31, 2010, versus $72,594,000 in 2009, an increase of 7.4%.  The increase in FFO was primarily the result of new leases that commenced during the year.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.

    We believe that FFO is an important supplemental measure of operating performance for a REIT.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentation of operating results for a REIT that uses historical cost accounting for depreciation could be less informative and should be supplemented with a measure such as FFO.  The term FFO was designed by the REIT industry to address this issue.  Our measure may not be comparable to similarly titled measures used by other REITs.  Consequently, our FFO may not provide a meaningful measure of our performance as compared to that of other REITs.  Since other REITs may not use our definition of FFO, caution should be exercised when comparing our FFO to that of other REITs.  FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP (FFO does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

    Normalized FFO excludes from FFO certain adjustments that may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

    We have complied with the SEC’s interpretation that impairments taken on real property may not be added back to net income in the calculation of FFO.  The SEC’s position is that impairments on real property are not non-recurring and are not an appropriate adjustment.

    The results of operations for facilities included in assets held for sale or facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported FFO.

    The following table reconciles net income to FFO (dollar amounts in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net income	$69,421	$64,229	$57,510
Elimination of certain non-cash items in net income:
Real estate depreciation - continuing operations	10,328	7,112	6,406
Real estate depreciation - discontinued operations	205	1,253	1,291
Net gain on sale of real estate	(2,004)	-	-
Funds from operations	$77,950	$72,594	$65,207
Collection and recognition of past due rent	(1,520)	(2,654)	-
(Gains, recoveries) and losses on sales of marketable securities	-	(2,403)	2,475
Recoveries of previous write-downs	(573)	(1,077)	1,986
Recognition of deferred credits	-	(1,493)	(4,121)
Expenses related to abandoned capital offering	378	-	-
Other items	248	(626)	(1,879)
Normalized FFO	$76,483	$64,341	$63,668

BASIC
Weighted average common shares outstanding	27,664,482	27,586,338	27,706,106
FFO per common share	$2.82	$2.63	$2.35
Normalized FFO per common share	$2.76	$2.33	$2.29

DILUTED
Weighted average common shares outstanding	27,732,959	27,618,300	27,731,951
FFO per common share	$2.81	$2.63	$2.35
Normalized FFO per common share	$2.76	$2.33	$2.29

Impact of Inflation

    Inflation may affect us in the future by changing the underlying value of our real estate or by impacting the cost of financing our operations.  Our revenues are generated primarily from long-term investments in health care real estate and mortgage loans.  Our lessees and borrowers are operators of health care facilities which are directly impacted by inflation in employee-related costs and other facility expenses.  Inflation has remained relatively low during recent periods.  There can be no assurance that future Medicare, Medicaid or private pay rate increases will be sufficient to offset future inflation increases.  Certain of our leases require annual escalators in lease rates based upon increases in the revenues of the tenants.

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

    On November 3, 2010, we entered into an interest rate swap agreement to fix the interest rate on a $50,000,000 term loan at 3.98% for five years.  On January 31, 2011, we received proceeds from the term loan and paid off our revolving credit facility in full.  We currently have $50,000,000 available to draw on our revolving credit facility at a floating interest rate of 250 basis points over LIBOR.

Equity Price Risk

    We consider our investments in marketable securities of $22,476,000 at December 31, 2010 as available-for-sale securities.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $2,247,600 change in the fair value of our investments in marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee

February 16, 2011

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2010	2009

Assets
Real estate properties:
Land	$42,493	$28,490
Buildings and improvements	420,704	322,296
	463,197	350,786
Less accumulated depreciation	(135,543)	(126,925)
Real estate properties, net	327,654	223,861
Mortgage notes receivable, net	75,465	94,588
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	2,664	45,718
Marketable securities	22,476	21,322
Accounts receivable, net	471	401
Straight-line rent receivable	4,928	1,788
Assets held for sale, net	36,853	33,420
Deferred costs and other assets	698	130
Total Assets	$509,341	$459,360

Liabilities and Stockholders' Equity
Borrowings under revolving credit facility	$37,765	$-
Earnest money deposit	3,475	150
Deferred real estate purchase consideration	4,000	3,000
Accounts payable and accrued expenses	3,388	2,754
Dividends payable	16,752	17,959
Deferred income	1,461	885
Total Liabilities	66,841	24,748

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,689,392 and
27,629,505 shares issued and outstanding, respectively	277	276
Capital in excess of par value	462,392	459,842
Cumulative dividends in excess of net income	(35,499)	(39,609)
Unrealized gains on marketable securities	15,330	14,103
Total Stockholders' Equity	442,500	434,612
Total Liabilities and Stockholders' Equity	$509,341	$459,360

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Rental income	$71,653	$54,012	$47,275
Mortgage interest income	6,743	9,145	9,666
	78,396	63,157	56,941
Expenses:
Depreciation	10,986	7,343	6,475
Legal expense	1,152	1,954	1,598
Franchise, excise and other taxes	637	730	646
General and administrative	7,696	5,255	3,585
Loan and realty recoveries	(573)	(1,077)	-
	19,898	14,205	12,304
Income before non-operating items	58,498	48,952	44,637
Non-operating income	5,191	8,581	6,487
Interest expense and amortization of loan costs	(1,552)	(175)	(323)
Income from continuing operations	62,137	57,358	50,801
Discontinued operations
Income from operations - discontinued	5,280	6,871	6,709
Net gain on sale of real estate	2,004	-	-
Income from discontinued operations	7,284	6,871	6,709
Net income	$69,421	$64,229	$57,510

Weighted average common shares outstanding:
Basic	27,664,482	27,586,338	27,706,106
Diluted	27,732,959	27,618,300	27,731,951
Earnings per common share:
Basic:
Income from continuing operations	$2.25	$2.08	$1.83
Discontinued operations	.26	.25	.25
Net income per common share	$2.51	$2.33	$2.08
Diluted:
Income from continuing operations	$2.24	$2.07	$1.83
Discontinued operations	.26	.25	.24
Net income per common share	$2.50	$2.32	$2.07

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$69,421	$64,229	$57,510
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	11,203	8,621	7,943
Straight-line rent	(3,296)	(634)	(154)
Interest income on construction loan	(298)	-	-
Loan and realty recoveries	(573)	(1,077)	-
Impairment of real estate assets in discontinued operations	-	25	1,986
Net gain on sale of real estate	(2,004)	-	-
Net realized (gain) loss on sale of marketable securities	(2)	(2,403)	410
Other-than-temporary impairment of marketable securities	-	-	2,065
Amortization of loan costs	308	90	15
Share-based compensation	2,368	853	7
Change in operating assets and liabilities:
Accounts receivable	86	179	321
Deferred costs and other assets	(879)	14	173
Accounts payable and other accrued expenses	634	(1,605)	(3,120)
Deferred income	576	770	(22)
Net cash provided by operating activities	77,544	69,062	67,134

Cash flows from investing activities:
Investment in mortgage notes receivable	(12,422)	(4,501)	-
Collection of mortgage notes receivable	3,409	16,652	33,015
Prepayment of mortgage notes receivable	6,073	2,978	-
Acquisition of real estate properties	(98,736)	(81,569)	(4,048)
Receipt of earnest money deposit	3,325	150	-
Proceeds from dispositions of real estate properties	6,247	175	42
Acquisition of marketable securities	-	(274)	-
Proceeds from sales of marketable securities	75	11,261	23,164
Net cash (used in) provided by investing activities	(92,029)	(55,128)	52,173

Cash flows from financing activities:
Net borrowings under revolving credit facility	37,765	-	-
Stock options exercised	183	78	245
Repurchase of common stock	-	-	(3,621)
Principal payments on debt	-	(3,987)	(5,525)
Dividends paid to stockholders	(66,517)	(64,549)	(85,520)
Net cash used in financing activities	(28,569)	(68,458)	(94,421)

(Decrease) increase in cash and cash equivalents	(43,054)	(54,524)	24,886
Cash and cash equivalents, beginning of year	45,718	100,242	75,356
Cash and cash equivalents, end of year	$2,664	$45,718	$100,242

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Supplemental disclosure of cash flow information:
Interest paid	$1,061	$91	$347
Supplemental schedule of non-cash activities:
Settlement of mortgage note by real estate acquisition (Note 3)	$22,936	$-	$-
Cash withheld at closing of real estate acquisition (Note 3)	1,000	3,000	-
Discount on mortgage note receivable purchased	-	1,132	-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

				Cumulative	Unrealized
			Capital in	Dividends	Gains	Total
	Common Stock		Excess of	in Excess of	on Marketable	Stockholders'
	Shares	Amount	Par Value	Net Income	Securities	Equity
Balances at December 31, 2007	27,752,239	$278	$462,278	(30,786)	14,368	446,138
Comprehensive income:
Net income	-	-	-	57,510	-	57,510
Other comprehensive income (loss):
Unrealized holding loss arising during period	-	-	-	-	(6,055)	(6,055)
Less: reclassification adjustment for losses included in net income					2,475	2,475
Net loss recognized in other comprehensive income					(3,580)	(3,580)
Total comprehensive income						53,930
Shares repurchased and retired	(194,100)	(2)	(3,619)	-	-	(3,621)
Shares issued on stock options exercised	51,680	-	245	-	-	245
Restricted stock grants	25,000	-	-	-	-	-
Restricted stock forfeitures	(54,500)	-	-	-	-	-
Share-based compensation	-	-	7	-	-	7
Cash dividends to common stockholders, $2.42 per share	-	-	-	(67,084)	-	(67,084)
Balances at December 31, 2008	27,580,319	276	458,911	(40,360)	10,788	429,615
Comprehensive income:
Net income	-	-	-	64,229	-	64,229
Other comprehensive income (loss):
Unrealized holding gain arising during period	-	-	-	-	4,462	4,462
Less: reclassification adjustment for gains included in net income					(1,147)	(1,147)
Net gain recognized in other comprehensive income					3,315	3,315
Total comprehensive income						67,544
Shares issued on stock options exercised	49,186	-	78	-	-	78
Share-based compensation	-	-	853	-	-	853
Cash dividends to common stockholders, $2.30 per share	-	-	-	(63,478)	-	(63,478)
Balances at December 31, 2009	27,629,505	276	459,842	(39,609)	14,103	434,612
Comprehensive income:
Net income	-	-	-	69,421	-	69,421
Other comprehensive income:
Unrealized holding gain arising during the period	-	-	-	-	1,229	1,229
Less: reclassification adjustment for gains included in net income					(2)	(2)
Net gain recognized in other comprehensive income					1,227	1,227
Total comprehensive income						70,648
Shares issued on stock options exercised	59,887	1	182	-	-	183
Share-based compensation	-	-	2,368	-	-	2,368
Cash dividends to common stockholders, $2.36 per share	-	-	-	(65,311)	-	(65,311)

Balances at December 31, 2010	27,689,392	$277	$462,392	$(35,499)	$15,330	$442,500

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

    National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation incorporated in 1991, is a real estate investment trust (“REIT”).  Our revenue is derived primarily from rent generated on leased properties, interest income on mortgage loans and income on other investments.  We invest in health care properties including skilled nursing facilities, acute care hospitals, acute psychiatric hospitals, medical office buildings, assisted living facilities, independent living facilities and transitional rehabilitation centers.  As of December 31, 2010, our properties are located in 23 states throughout the U.S. and are operated by qualified health care providers.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation – The consolidated financial statements include our accounts and our subsidiaries, all of which are wholly-owned.  Significant intercompany balances and transactions have been eliminated.  Certain amounts in prior years have been reclassified to conform to the current year presentation.

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

    Fair Value Measurements – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy is required to prioritize the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

    We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Consolidated Statements of Income.  Long-lived assets classified as held for sale are reported separately in the Consolidated Balance Sheet and are carried at the lower of their amortized cost or fair value less the cost to sell.  There was no change to reported net income for the prior periods as a result of this reclassification.

    We evaluate the recoverability of the carrying values of our properties on a property-by-property basis.  On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property.  If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

    Mortgage Notes Receivable – We evaluate the carrying values of our mortgage notes receivable on an instrument-by-instrument basis.  On a quarterly basis, we review our notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment charge is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

    Our tax returns filed for years beginning in 2007 are subject to examination by taxing authorities.  We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of income tax expense.

    Concentration of Credit Risks – Our credit risks primarily relate to cash and cash equivalents, investments in preferred stock and mortgages and other notes receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  We maintain our bank deposit accounts with large financial institutions in amounts that exceed federally-insured limits.  We have not experienced any losses in such accounts.  Our mortgage and other notes receivable consists primarily of secured loans with health care facilities as discussed in Note 4.  The investment in preferred stock is in one entity as discussed in Note 5.

    Our financial instruments, principally our investments in preferred stock, marketable securities, and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable.  We obtain collateral in the form of mortgage liens and other protective rights and continually monitor these rights in order to reduce such possibilities of loss.  We evaluate the need to provide for reserves for potential losses on our financial instruments based on management's periodic review of our portfolio on an instrument-by-instrument basis.  See Notes 4, 5, and 6 for additional information on notes receivable, investment in preferred stock, and our previous investments in enhanced cash funds.

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

    If rental income calculated on a straight-line basis exceeds the cash rent due under a lease, the difference is recorded as an increase to straight-line rent receivable in the Consolidated Balance Sheet and an increase in rental income in the Consolidated Statement of Income.  If rental income on a straight-line basis is calculated to be less than cash received, there is a decrease in the same accounts.

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

    Investment Interest and Other Income – Investment interest and other income includes dividends when declared and interest when earned from investments in preferred stock and marketable securities, realized gains and losses on sales of marketable securities using the specific-identification method, interest on cash and cash equivalents when earned, and amortization of deferred income.

    Derivatives – In the normal course of business, the Company is subject to risk from adverse fluctuations in interest rates.  The Company has chosen to manage this risk through the use of derivative financial instruments, primarily interest rate swaps.  Counterparties to these contracts are major financial institutions.  The Company is exposed to credit loss in the event of nonperformance by these counterparties.  The Company does not use derivative instruments for trading or speculative purposes.  The Company's objective in managing exposure to market risk is to limit the impact on cash flow.  The extent to which the Company uses such instruments is dependent on its access to these contracts in the financial markets.

    Segment Disclosures – We are in the business of owning and financing health care properties.  We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

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

    In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310).  This update requires disclosure about the nature of credit risk inherent in the entity's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and changes and reasons for those changes in the allowance for credit losses.  Both new and existing disclosures must be disaggregated by portfolio segment and class.  The disaggregation of information is based on the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  We adopted this update as of its effective date which is for interim periods and fiscal years ending after December 15, 2010.

    In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805).  This update clarifies the acquisition date that should be used for reporting pro forma revenue and earnings information for business combinations.  This update also requires a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

NOTE 3. REAL ESTATE

The following table summarizes our real estate properties by type of facility and by state as of December 31, 2010 and 2009, excluding assets held for sale (dollar amounts in thousands):

2010			Buildings,
	Number		Improvements &
	of		Construction in	Accumulated
Facility Type and State	Facilities	Land	Progress	Depreciation
Skilled Nursing:
Alabama	2	$95	$5,165	$(3,584)
Arizona	1	453	6,678	(2,571)
Florida	10	6,996	99,747	(25,230)
Georgia	1	52	865	(865)
Idaho	1	122	2,491	(966)
Kentucky	2	231	2,182	(1,714)
Missouri	5	1,165	23,070	(15,377)
South Carolina	4	872	15,241	(8,818)
Tennessee	20	1,835	41,297	(29,143)
Texas	4	2,110	53,440	(2,438)
Virginia	1	176	2,510	(1,693)
Total Skilled Nursing	51	14,107	252,686	(92,399)

Assisted Living:
Arizona	4	1,757	13,622	(4,057)
Florida	7	7,877	31,019	(10,901)
Illinois	1	403	4,532	(133)
Indiana	1	546	4,583	(61)
Iowa	2	430	5,940	(86)
Michigan	4	1,490	21,825	(649)
Minnesota	4	3,675	17,725	(437)
New Jersey	1	4,229	13,030	(5,614)
Pennsylvania	1	439	3,960	(528)
South Carolina	1	344	2,877	(860)
Tennessee	3	871	7,061	(2,092)
Total Assisted Living	29	22,061	126,174	(25,418)

Medical Office Buildings:
Florida	1	165	3,349	(1,907)
Texas	1	631	6,341	(3,669)
Total Medical Office Buildings	2	796	9,690	(5,576)

Independent Living:
Idaho	1	243	4,182	(1,598)
Missouri	1	344	3,181	(2,052)
Tennessee	2	64	5,644	(3,183)
Total Independent Living	4	651	13,007	(6,833)

Acute Psychiatric:
California	1	4,180	8,320	(255)
Total Acute Care	1	4,180	8,320	(255)

Acute Care:
Kentucky	1	540	10,163	(4,997)
Total Acute Care	1	540	10,163	(4,997)
Total continuing operations properties	88	42,335	420,040	(135,478)
Corporate assets		158	664	(65)
		$42,493	$420,704	$(135,543)

2009			Buildings,
	Number		Improvements &
	of		Construction in	Accumulated
Facility Type and State	Facilities	Land	Progress	Depreciation
Skilled Nursing:
Alabama	2	$95	$5,165	$(3,499)
Arizona	1	453	6,678	(2,403)
Florida	4	2,306	37,436	(22,724)
Georgia	1	52	865	(852)
Idaho	1	122	2,491	(900)
Kentucky	2	231	2,182	(1,639)
Missouri	5	1,165	23,068	(14,669)
South Carolina	4	872	15,242	(8,439)
Tennessee	20	1,835	41,297	(28,042)
Texas	6	2,410	58,140	(1,475)
Virginia	1	176	2,511	(1,622)
Total Skilled Nursing	47	9,717	195,075	(86,264)

Assisted Living:
Arizona	4	1,757	13,622	(3,716)
Florida	4	7,095	21,543	(10,231)
Illinois	1	403	4,532	(10)
Michigan	4	1,490	21,825	(50)
New Jersey	1	4,229	13,030	(5,296)
Pennsylvania	1	439	3,960	(429)
South Carolina	1	344	2,877	(788)
Tennessee	3	871	7,061	(1,916)
Total Assisted Living	19	16,628	88,450	(22,436)

Medical Office Buildings:
Florida	1	165	3,349	(1,830)
Illinois	1	-	1,925	(614)
Texas	2	631	9,677	(4,564)
Total Medical Office Buildings	4	796	14,951	(7,008)

Independent Living:
Idaho	1	243	4,182	(1,487)
Missouri	1	344	3,181	(1,960)
Tennessee	2	64	5,645	(3,034)
Total Independent Living	4	651	13,008	(6,481)

Acute Care:
Kentucky	1	540	10,163	(4,705)
Total Acute Care	1	540	10,163	(4,705)
Total continuing operations properties	75	28,332	321,647	(126,894)
Corporate assets		158	649	(31)
		$28,490	$322,296	$(126,925)

Acquisitions and New Leases of Real Estate

    On February 1, 2010, we completed the purchase of six Florida skilled nursing facilities, consisting of 780 beds or 228,600 square feet, from Care Foundation of America, Inc. (“CFA”) for $67,000,000.  The facilities are leased to affiliates of Health Services Management, Inc. (“HSM”), pursuant to a lease that commenced October 1, 2009, for $6,200,000 annually in aggregate rent, plus 3% annual escalators beginning October 1, 2011.  The leases expire in 2014 and the tenant has a 3-year optional renewal term.  We account for acquired businesses using the acquisition method as prescribed by Accounting Standards Codification Topic 805, Business Combinations.  The facilities were previously part of our mortgage loan portfolio for 16 years.  The purchase resulted in the dismissal of pending litigation with CFA, as described in Note 9.  We funded the purchase with the full satisfaction of $23,300,000 in principal and interest on a mortgage note due from CFA, $29,700,000 in cash deposits and $14,000,000 in advances from our revolving credit facility.  See Note 8 for additional information about our revolving credit facility.  As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $4,690,000 of the purchase price to fair value of the land and $62,310,000 to the fair value of building and improvements.  Certain costs related to this business combination totaled $490,000 and have been recorded as general and administrative expenses in our Consolidated Statement of Income for the year ended December 31, 2010.

    The revenue and earnings for the six facilities acquired from CFA have been recorded since the date of acquisition and are included in our Consolidated Statement of Income for the year ended December 31, 2010, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are as follows (in thousands).

	Revenue	Net Income
Actual from February 1, 2010 – December 31, 2010	$5,907	$4,479

Combined pro forma from January 1, 2010 – December 31, 2010	$78,933	$69,828

Combined pro forma from January 1, 2009 – December 31, 2009	$69,601	$69,115

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

    In December 2010, we completed a $10,150,000 purchase/leaseback transaction with Senior Living Management involving three assisted living facilities totaling 108 units in Florida.  The three facilities, which are ten years old and attract private payment for services, are being leased to Senior Living Management for 15 years at an initial lease rate of $1,015,000 plus annual fixed escalators.  The purchase of these facilities expands NHI’s relationship with Senior Living Management to a total of five facilities.

    In December 2009, we entered into a lease agreement as lessor, which became effective January 1, 2010, with Emeritus Senior Living as new operator and lessee to lease eight existing senior living communities located in Arizona, South Carolina, and Tennessee, consisting of 258 assisted living units, 66 memory care units, and 12 independent living cottages.  The initial annual lease amount is $3,350,000 plus annual escalators and has an initial term of 15 years with two available extension options of five years each.  The lease also contains a purchase option exercisable beginning in year 11 and extending through the initial lease termination date.

    During 2009, we completed a purchase/leaseback transaction on four skilled nursing facilities in Texas from affiliates of Legend Healthcare, LLC, (“Legend”) a privately owned company and one of our current lease customers.  The total purchase price of the four facilities was $55,550,000.  The four facilities are being leased to Legend for a term of 15 years at an initial lease rate of 10%, or $5,555,000, plus a fixed annual rent escalator.  Legend has the option to purchase the facilities after 7 years for $55,550,000 if the appraised value is less than $60,000,000.  If the appraisal value is greater than $60,000,000, the purchase price will be $55,550,000 plus one-half of the appraised value of the facilities in excess of $60,000,000.

    During the fourth quarter of 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) involving four assisted living facilities in Michigan and one in Illinois.  Of the $28,250,000 purchase price, $25,250,000 was funded, with the remainder to be paid as contingent consideration over the a three year period based on Bickford’s achievement of certain operating financial thresholds.  At December 31, 2009, we recorded the contingent consideration of $3,000,000 as a liability to Bickford as we considered the payment of this amount to be probable.  No contingent consideration has been paid as of December 31, 2010, but we still consider payment of this amount to be probable.  The minimum lease payments to NHI of $2,398,000 annually will increase at 9.5% of any contingent consideration paid by NHI.  The five facilities are being leased to Bickford over 15 years at an initial lease rate of 9.5% plus annual fixed escalators.

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

    In December 2010, we agreed to the terms of sale with the current tenant of two medical office buildings.  The planned sale of these facilities meets the accounting criteria as being held for sale.  As of December 31, 2010, the carrying value of $3,433,000 represents the lesser of the properties’ net book value or estimated fair value less cost to sell.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.  The sale transaction was completed in February 2011 with receipt of cash proceeds of $5,271,000.  NHI plans to defer recognition of the tax gain on the sale of these facilities.

    In December 2009, we accepted an earnest money deposit of $150,000 from our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”), to sell six skilled nursing facilities in Texas.  The planned sale of these facilities meets the accounting criteria as being held for sale and is expected to close when HUD financing is arranged by Fundamental.  As of December 31, 2010, the carrying value of $33,420,000 represents the lesser of the facilities’ net book value or estimated fair value less cost to sell.  As of December 31, 2010, we had received additional earnest money deposits of $3,325,000.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.  The first of the six facilities was sold in January 2011.  NHI plans to defer recognition of the tax gain on the sale of these facilities.

    The summary of operating results of all facilities classified as discontinued operations is shown in Note 15.

Future Minimum Lease Payments

    At December 31, 2010, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with our tenants are as follows:

2011	$68,063,000
2012	66,923,000
2013	65,413,000
2014	63,318,000
2015	58,788,000
Thereafter	448,819,000

$771,324,000

NOTE 4. MORTGAGE NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage notes receivable (dollar amounts in thousands):

Final	Number		Original Face
Payment	of		Amount of	December 31,
Date	Loans	Payment Terms in 2010	Mortgage(s)	2010		2009
2008	1	Monthly payment of $352, including interest at 9.5%	$32,708	$-		$22,936	(1),(2)
		Balloon payment due at maturity.

2011	8	Monthly payments of $9 to $69, which include interest at 6.9%	40,526	19,049		21,328

2011	1	Monthly payment of interest at 14.5%; principal due at maturity	1,000	1,000		-

2012	1	Monthly payment of $120, including interest at 9.0%	12,162	5,732	(1)	6,217	(1)
		Balloon payment due at maturity.

2013	1	Monthly payment of $22, including interest at 6.5%	5,158	649	(1)	728	(1)
		Balloon payment due at maturity.

2014	8	Monthly payments of $8 to $25, which includes interest at 8.5%	26,293	21,322		21,614
		and includes $9.7 million with interest at 3.0% due at maturity

2014	1	Monthly payments of interest at a variable rate, current rate is 12.0%	850	800		600
		(next adjustment in October 2011 with principal due at maturity; additional $50,000 to be drawn during 2011)

2015	1	Monthly payment of interest at 14.0%; principal due at maturity	1,000	1,000		-

2015	1	Interest accrues at 10.0% during construction; monthly payment of interest only; principal due at maturity	13,870	7,520		-

2018	1	Monthly payment of $38, including interest at 7.47%	5,033	3,850		3,886

2019	1	Monthly payment of interest only 9.0%	2,500	-		2,500

2027-2032	7	Monthly payments of $19 to $32, which include	20,774	14,543		14,779
		interest ranging from 8.0 to 9.6%
			$161,874	$75,465		$94,588

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

    In February 2010, and as described in Note 3, a portion of the acquisition of the six Florida skilled nursing facilities from Care Foundation of America, Inc. (“CFA”) was funded with the full satisfaction of $22,936,000 in mortgage note principal and $364,000 in accrued interest due from CFA.  It is our policy to recognize mortgage interest income on non-performing mortgage loans in the period in which cash is received.  During the year ended December 31, 2010, we received payment and recognized interest income of $560,000 from CFA.

    In March 2010, we entered into a $3,000,000 second mortgage loan secured by three skilled nursing facilities in Texas totaling 311 beds.  Our loan is part of a bridge to long-term financing for the borrower.  The mortgage includes a term of five years and a fixed interest rate of 14%.  This loan was paid off during the third quarter of 2010.

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

Variable Interest Entity

    In June 2010, we entered into a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation center with a skilled nursing license in Mesa, Arizona.  Construction on the facility began in June 2010 and is planned for completion in February 2011.  NHI has the option to purchase and lease back the facility when it reaches a predetermined level of stabilized net operating income.  The $13,870,000 commitment includes an $11,870,000 construction loan and an additional $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics.  The loan is for a period of five years and requires payments of interest only at a rate of 10%.  Until operations commence, interest payments will be accrued as part of the construction loan balance.  Santé meets the accounting criteria to be considered a variable interest entity.  However, we do not have any role in the day-to-day management of the entity; we do not have an obligation to absorb the entity’s losses; and we do not have a right to receive benefits from the entity; therefore, we are not the primary beneficiary of the entity and have not consolidated the Santé assets, liabilities, non-controlling interests, and results of activities with our consolidated financial statements.  At December 31, 2010, the carrying amount of our loan of $7,520,000 is our maximum exposure to loss.  We have not provided any financial or other support other than amounts drawn on the construction loan in accordance with the terms of the loan agreement.

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

Loan Recoveries

    Allgood Healthcare, Inc. (“Allgood”) – We previously provided mortgage financing to the purchasers of five Georgia nursing homes originally owned by Allgood, a former customer, which filed for bankruptcy in January 2003.  We received payment in full on one note from a borrower in December 2006, at which time we recorded a recovery of amounts previously written down of $2,073,000.  In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a second nursing home and recorded a recovery of amounts previously written down of $1,077,000.  We continue to hold mortgages on the three remaining facilities at a carrying value of $5,732,000 at December 31, 2010.  During 2010, we received payments totaling $573,000 as a recovery of previous write-downs.  The payments resulted from the settlement of bankruptcy proceedings.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

    In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into 2,000,000 shares of LTC common stock.  The closing price of LTC’s common stock at December 31, 2010 was $28.08 per share.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  Dividend revenue amounted to $3,272,000 in each of 2010, 2009, and 2008.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Consolidated Balance Sheets.  Amounts to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared.  The carrying value of the preferred stock equals its cost of $38,132,000 at December 31, 2010 and 2009 and management believes that no impairment exists at December 31, 2010 and 2009.

    In addition to our investment in the preferred stock of LTC, we held 674,800 shares of common stock of LTC at December 31, 2010 and 2009, respectively, with a fair value and carrying value of $18,948,000 and $18,051,000 at December 31, 2010 and 2009, respectively, which is included in marketable securities (See Note 6).

NOTE 6. INVESTMENT IN MARKETABLE SECURITIES

    Our investments in marketable securities include available-for-sale securities.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consisted of the following at December 31, 2010 and 2009 (in thousands)

	2010		2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common stock of other REITs	$5,830	$21,156	$5,830	20,185
NHC convertible preferred stock	1,316	1,320	1,389	1,137
	$7,146	$22,476	$7,219	$21,322

Gross unrealized gains and gross unrealized losses related to available-for-sale securities were as follows (in thousands):

	2010	2009
Gross unrealized gains	$15,330	$14,355
Gross unrealized losses	-	(252)
	$15,330	$14,103

    None of these available-for-sale marketable securities have stated maturity dates.

    During 2010, 2009, and 2008, we received and recognized $1,267,000, $1,448,000, and, $2,060,000, respectively, of dividend and interest income from our marketable securities.  Such income is included in non-operating income in the Consolidated Statements of Income.

    In November 2009, we sold 100,000 common shares of LTC Properties, Inc. for an average price of $26 per share.  As a result, we recorded $1,931,000 as a gain on the sale, $717,000 of which was a recovery of a previously recorded other-than-temporary impairment, which was included in non-operating income.

    Enhanced Cash Funds – On December 10, 2007, we were notified by Bank of America that its largest, privately-placed, enhanced cash fund called Columbia Strategic Cash Fund (the “Fund”) would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation would be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue.  The carrying value of our investment in the Fund on December 10, 2007 was $38,359,000.  Subsequent to December 10, 2007 and prior to December 31, 2007, we received a pro-rata distribution of underlying securities in the Fund as described above of $14,382,000 to a separate investment management account (“IMA”) and cash redemptions of principal totaling $4,665,000.  Realized losses on the distribution and redemption of securities and cash amounted to $236,000 for 2007.

    In 2008, we concluded there was an other-than-temporary impairment of the Fund and the IMA totaling $2,065,000 which we charged to operations.  Exclusive of the other-than-temporary impairment charge, realized losses for the year ended December 31, 2008 amounted to $410,000, which were charged to operations.  During 2008, we received cash distributions from the Fund and IMA totaling $23,031,000.

    For the year ended December 31, 2009, we received cash redemptions of principal from the Fund and IMA totaling $8,491,000.  Net realized gains for the same period were $538,000 and were recognized as non-operating income.  As of December 31, 2009, both the Fund and the IMA were fully liquidated.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At December 31, 2010 and 2009, there were no material differences between the carrying amounts and fair values of our financial instruments, which also included our mortgage notes receivable and borrowings under our revolving credit facility.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$21,156	$21,156	$-	$-
NHC convertible preferred stock	1,320	1,320	-	-
Total Marketable Securities	$22,476	$22,476	$-	$-

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$20,185	$20,185	$-	$-
NHC convertible preferred stock	1,137	1,137	-	-
Total Marketable Securities	$21,322	$21,322	$-	$-

    Common and Convertible Preferred Stock – The fair value of our common and convertible preferred stock investments are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

    Realized gains and losses are included in earnings and are reported as non-operating revenues in the Consolidated Statements of Income.  Unrealized gains and losses are reported as other comprehensive gains and losses in the Consolidated Statements of Stockholders’ Equity.

    The following table presents a reconciliation of Level 3 assets (none during 2010) measured at fair value on a recurring basis for the year ended December 31, 2009 (in thousands):

2009	Fair Value Beginning of Year	Transfers Into Level 3	Realized Gains and (Losses)	Purchases , Issuances and Settlements	Fair Value at End of Year	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
Description
Columbia Strategic Cash Fund	$ 4,000	$ -	$ 329	$ 4,329	$ -	$ -
Investment Management Account	3,953	-	209	4,162	-	-

Total Enhanced Cash Funds	$ 7,953	$ -	$ 538	$ 8,491	$ -	$ -

NOTE 8. REVOLVING CREDIT FACILITY

    On February 1, 2010, we entered into a $100,000,000 unsecured revolving credit facility to fund new healthcare real estate investments.  The credit facility, which was provided by Regions Bank as agent and Pinnacle National Bank as a participating bank, bore interest at a margin of 250 basis points over LIBOR with a floor of 1% and was scheduled to mature in February 2011.  The unused balance fee was 0.5% per annum.  On November 3, 2010, we terminated this credit facility and entered into a new $100,000,000 unsecured credit facility with Regions Bank as agent and Pinnacle National Bank as a participating bank.  A total of $50,000,000 can be drawn on a revolving basis with a maturity of three years (November 3, 2013) with interest at a margin of 250 basis points over LIBOR (2.77% at December 31, 2010).  There is an accordion feature in the credit facility that could increase the total credit facility to $200,000,000.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at December 31, 2010.  The credit facility had an outstanding balance of $37,765,000 at December 31, 2010, with an available unused balance of $62,235,000.  For the year ended December 31, 2010, we recognized $1,244,000 in interest expense related to these credit facilities.

    Subsequent to December 31, 2010, a total of $50,000,000 was drawn on January 31, 2011 on a term loan, whose proceeds were used to repay the revolving line, to mature in five years with interest at a fixed rate of 3.98% based on an interest rate swap agreement.  The interest rate swap agreement was entered into to limit the Company’s interest rate risk exposure related to the term loan.

NOTE 9. COMMITMENTS AND CONTINGENCIES

    At December 31, 2010, we had pending commitments related to three health care real estate projects: (1) as described in Note 4, in June 2010, we entered into a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and, as of December 31, 2010, we had funded a total of $7,520,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in conditional payments expected to be made over a three year period based on Bickford’s achievement of certain operating financial thresholds.  No conditional amounts have been paid as of December 31, 2010.

    In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000.  The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment which is expected to be made in 2011.

    As described in Note 3, we have agreed to sell six skilled nursing facilities to our current lessee, affiliates of Fundamental.  We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual fixed escalators.

    At December 31, 2010, we believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders.  This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

    The health care facilities in which we have investments of leases or loans are subject to claims and suits in the ordinary course of business.  Our lessees and borrowers have indemnified and are obligated to continue to indemnify us against all liabilities arising from the operation of the health care facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities.  While there are lawsuits pending against certain of the owners and/or lessees of the health care facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position, results of operations and cash flows.

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

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 3:09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant, NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserted that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleged that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint sought no relief from NHI itself.  The defendants filed a motion to dismiss the amended complaint for failure to make an adequate pre-filing demand.  On September 21, 2010, the Court granted that motion, entered a judgment, and dismissed the action with prejudice.  Despite that ruling, the Company’s board received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserted that certain NHI directors and officers breached their fiduciary duties to NHI in connection with the sale and financing to CFA.  In response to the October 11, 2010 demand, the Company’s board appointed a special committee that on December 6, 2010 made its report and recommendation to the board.  The board considered the demand and unanimously accepted the special committee’s recommendation to reject the demand on the basis that pursuing the proposed claims, in whole or in part, would not be in the best interests of the Company.  Mr. Shearer was notified of the board’s determination by letter dated December 13, 2010.

NOTE 10. LIMITS ON COMMON STOCK OWNERSHIP

    The Company’s Charter contains certain provisions which are designed to ensure that the Company’s status as a real estate investment trust is protected for federal income tax purposes.  One of these provisions provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the Internal Revenue Code of 1986, as amended (the “Code”) would be void which, subject to certain exceptions, results in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s common stock.  In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants.  Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family.  These written agreements are intended to restate and replace the parties’ prior verbal agreement.  Based on the Excepted Holder Agreements currently outstanding the ownership limit for all other stockholders is approximately 7.5%.  Our charter gives our board of directors’ broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. These agreements were entered into in connection with the Company’s recent stock purchase program pursuant to which the Company announced that it would purchase up to 1,000,000 shares of its common stock in the public market from its stockholders.

    A separate agreement was entered into with each of the spouse and children of Dr. Carl E. Adams and others within Mr. W. Andrew Adams’ family.  We needed to enter into such an agreement with each family member because of the complicated ownership attribution rules under the Code.  The Agreement permits the Excepted Holders to own common stock in excess of

9.9% up to the limit specifically provided in the individual agreement and not lose rights with respect to such shares.  However, if the stockholder’s stock ownership exceeds the limit then such shares in excess of the limit become “Excess Stock” and lose voting rights and entitlement to receive dividends.  The Excess Stock classification remains in place until the stockholder no longer exceeds the threshold limit specified in the Agreement.  The purpose of these agreements is to ensure that the Company does not violate the prohibition against a real estate investment trust being closely held.  W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant.  This prohibition is designed to protect the Company’s status as a real estate investment trust for tax purposes.

NOTE 11. SHARE-BASED COMPENSATION

    We recognize share-based compensation for all stock options granted over the requisite service period using the fair value for these grants as estimated at the date of grant using the Black-Scholes pricing model.

The 1997 and 2005 Share-Based Compensation Plans

    The Compensation Committee of the Board of Directors (“the Committee”) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (“ISO”), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO’s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non-qualified options granted will not be less than 100% of the quoted market value of the shares of common stock on the date granted unless so determined by the Committee.

    The 1997 Plan provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of December 31, 2010, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

    In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of December 31, 2010, 683,967 shares were available for future grants under the 2005 plan.  The individual restricted stock and option grant awards vest over periods up to five years.  The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

    Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense (income) reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $2,368,000, $853,000 and $7,000 for the years ended December 31, 2010, 2009 and 2008, respectively, consisting of $25,000, $52,000 and ($138,000) for restricted stock and $2,343,000, $801,000 and $145,000 for stock options and is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

    The weighted average fair value per share of options granted was $6.26, $3.20 and $2.53 for 2010, 2009 and 2008, respectively.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008
Dividend yield	6.52%	9.09%	8.08%
Expected volatility	37.56%	36.69%	24.91%
Expected lives	4.9 years	3.4 years	2.5 years
Risk-free interest rate	2.22%	1.57%	2.39%

Stock Option Activity

The following table summarizes option activity:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Life (Years)	(in thousands)

Outstanding December 31, 2007	326,000	$26.00
Options granted under 1997 Plan	14,450	30.30
Options granted under 2005 Plan	80,550	29.64
Options exercised under 1997 Plan	(139,817)	23.40
Options exercised under 2005 Plan	(60,848)	26.24
Options forfeited under 1997 Plan	(14,450)	34.25
Options forfeited under 2005 Plan	(46,217)	28.09
Outstanding December 31, 2008	159,668	29.03
Options granted under 2005 Plan	275,000	25.29
Options exercised under 1997 Plan	(15,000)	23.90
Options exercised under 2005 Plan	(165,832)	25.18
Outstanding December 31, 2009	253,836	27.72
Options granted under 2005 Plan	395,000	36.18
Options exercised under 1997 Plan	(48,717)	31.56
Options exercised under 2005 Plan	(215,612)	31.78
Outstanding December 31, 2010	384,507	33.24	6.605	$ 4,529

Exercisable December 31, 2010	202,332	34.16	6.359	$ 2,197

			Remaining
Grant	Options	Exercise	Contractual
Date	Outstanding	Price	Life in Years

5/2/2006	15,000	$23.79	0.013
7/21/2006	10,000	24.50	0.014
5/16/2007	15,000	34.25	0.054
2/4/2008	10,500	29.24	0.057
4/29/2008	15,000	30.30	0.091
2/25/2009	58,338	25.29	0.327
2/25/2010	15,000	35.99	0.162
3/2/2010	126,669	34.48	3.023
3/19/2010	99,000	37.33	2.374
5/28/2010	20,000	41.18	0.490

	384,507		6.605

    The weighted average remaining contractual life of all options outstanding at December 31, 2010 is 6.6 years.  Including outstanding stock options, our stockholders have authorized an additional 1,068,474 shares of common stock that may be issued under the share-based payments plans.

    At December 31, 2010, there were outstanding unvested options to purchase 182,175 shares with a weighted average grant date fair value of $4.92 per share.  As of December 31, 2010, we had $302,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2011-$267,000 and 2012-$35,000.

    The intrinsic value of total options outstanding at December 31, 2010 was $11.78 per share or $4,529,000.  The intrinsic value of options exercisable at December 31, 2010 was $10.86 per share or $2,197,000.  The intrinsic value of the total options exercised for the year ended December 31, 2010 was $13.28 per share or $3,510,000.

Restricted Stock Activity

The following table summarizes restricted stock activity:

			Weighted Average
			Remaining	Aggregate
	Number	Weighted Average	Vesting Period	Intrinsic Value
	of Shares	Grant Price	(Years)	(in thousands)
Non-vested at December 31, 2007	48,700		2.646	$ 1,359
Vested during the period	(12,175)		-	-
Restricted Stock granted	25,000	$29.24	-	-
Restricted Stock forfeited	(54,500)		-	-
Non-vested at December 31, 2008	7,025		1.511	$ 193
Vested during the period	(1,925)		-	-
Non-vested at December 31, 2009	5,100		1.026	189
Vested during the period	(1,925)		-	-
Non-vested at December 31, 2010	3,175		0.540	$ 143

			Remaining
Grant	Shares	Grant	Vesting
Date	Non-vested	Price	Period
5/1/06	675	$23.62	0.332
2/4/08	2,500	$29.24	0.596
	3,175

    The closing market price of our common stock at December 31, 2010 was $45.02 per share, which is the implied intrinsic value of the restricted stock.

    At December 31, 2010, we had $11,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized over the following periods: 2011-$10,000 and 2012-$1,000.

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

	Year Ended December 31,
	2010	2009	2008

Income from continuing operations available to common stockholders	$62,137	$57,358	$50,801
Discontinued operations	7,284	6,871	6,709

Net income available to common stockholders	$69,421	$64,229	$57,510

BASIC:
Weighted average common shares outstanding	27,664,482	27,586,338	27,706,106

Income from continuing operations per common share	$2.25	$2.08	$1.83
Discontinued operations per common share	.26	.25	.25
Net income per common share	$2.51	$2.33	$2.08

DILUTED:
Weighted average common shares outstanding	27,664,482	27,586,338	27,706,106
Dilutive effect of:
Stock options	65,548	28,825	18,485
Restricted shares	2,929	3,137	7,360
Average dilutive common shares outstanding	27,732,959	27,618,300	27,731,951

Income from continuing operations per common share	$2.24	$2.07	$1.83
Discontinued operations per common share	.26	.25	.24
Net income per common share	$2.50	$2.32	$2.07

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the market price for our common shares	1,297	9,906	11,469

NOTE 13. COMMON STOCK DIVIDENDS (Unaudited)

    Dividend payments per share to common stockholders are characterized for 2010 individual tax purposes as follows:

	Taxable as	Taxable as	Return
	Ordinary	Capital	of
Dividend Payment Date	Income	Gain	Capital	Totals

May 10, 2010	$.566718	$.004597	$.003685	$.575
August 10, 2010	.566718	.004597	.003685	.575
November 10, 2010	.596288	.004836	.003876	.605
January 31, 2011(1)	.596287	.004836	.003877	.605
	$2.326011	$.018866	$.015123	$2.360

(1) Declared for stockholders of record on December 31, 2010

NOTE 14. MAJOR CUSTOMER - NHC

Leases

    We lease 41 facilities under operating leases to NHC, a publicly-held company and our largest customer.  Our rental income from continuing operations in 2010 was $71,653,000 ($35,212,000 or 49% from NHC); in 2009 was $54,012,000 ($34,782,000 or 64% from NHC); and in 2008 was $47,275,000 ($33,700,000 or 71% from NHC).

    The Master Agreement with NHC (originally dated October 17, 1991) is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the facilities.  NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

    On December 27, 2005, under an amendment to the original Master Agreement, NHI and NHC agreed to a lease extension to cover the 41 facilities for the second renewal term.  The 41 properties include 38 skilled nursing facilities (4 of which are subleased to other parties, the lease payments of which are guaranteed to us by NHC under the Master Agreement) and 3 independent living facilities.  The 15 year lease extension began January 1, 2007, and includes 3 additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property, voluntarily made by the tenant at its expense.  Under the terms of the lease, base rent for 2007 was $33,700,000 with additional percentage rent being equal to 4% of the increase in the gross revenue of each facility over a 2007 base year.  We did not recognize any percentage rent from NHC during 2008.  During 2009, we received and recognized $541,000 in percentage rent for 2008 and $541,000 in percentage rent for 2009.  During 2010, we received and recognized $485,000 in percentage rent for 2009 and $1,026,000 in percentage rent for 2010.

Advisory Agreements

    Beginning with our inception in 1991, NHC provided advisory services to us under an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement").  Effective November 1, 2004, we assigned the Advisory Agreement with NHC to Management Advisory Source, LLC (“MAS”), a company formed by our Chief Executive Officer and Board Chairman W. Andrew Adams.  On December 3, 2007, we elected to become a self-managed REIT, with our own management reporting directly to the Board of Directors, and we terminated the Advisory Agreement with MAS on March 31, 2008.  Under a consulting agreement with our Board of Directors, Mr. Adams continues to serve as Chief Executive Officer and remains the Chairman of the Board of Directors.

    Our expense under the consulting agreement with Mr. Adams to serve as Chief Executive Officer for the year ended December 31, 2010 and 2009 was $1,071,000 and $722,000, respectively.  Our expense under the consulting agreement with Mr. Adams to serve as President and Chief Executive Officer from March 31, 2008 through December 31, 2008 was $900,000.  During the first three months of 2008, the expense recorded under the Advisory Agreement was $862,000.

    Ownership of Common and Preferred Stock – At December 31, 2010, NHC owned 1,630,462 shares of our common stock.  At December 31, 2010, we owned 96,330 shares of NHC’s convertible preferred stock.

NOTE 15. DISCONTINUED OPERATIONS

    As described in Note 3, the planned sale of the Fundamental facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.  Our lease revenue from the facilities was $4,792,000, $5,000,000 and $5,000,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

    As described in Note 3, the sale of two skilled nursing facilities in Texas to the current lessee Legend Healthcare and affiliates (“Legend”) was completed in June 2010.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.  The net gain on the sale of these facilities was $2,004,000 for financial statement purposes.  Our lease revenue from the facilities was $107,000, $480,000 and $480,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

    As described in Note 3, the planned sale of two medical office buildings to the current tenant meets the accounting criteria as being held for sale and the sale transaction was completed in February 2011.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.  Our lease revenue from the facilities was $584,000 for each of the years ended December 31, 2010, 2009 and 2008, respectively.

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

    Washington Facilities – In September 2008, we recognized into income for financial and tax purposes $4,121,000 related to the cancelation of liabilities which existed at the date of sale in 2003 of two nursing home facilities in Washington.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we were legally released from any potential liability settlements.  During 2009, we recognized into income the remaining $1,494,000 which met the aforementioned criteria and there are no amounts remaining as of December 31, 2009.

    Income from discontinued operations for the year ended December 31, 2010 includes a $14,000 refund related to a previously closed facility in Bellingham, Washington.  Additionally, general and administrative expenses of $26,000 and $22,000 related to closed facilities in Washington and Kansas have been included in income from discontinued operations for the years ended December 31, 2010 and 2009, respectively.

    For 2010, 2009 and 2008, we have reclassified, for all periods presented, the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations.

Income from discontinued operations is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Revenues:
Rental income	$5,483	$6,064	$6,064
Expenses:
Depreciation	217	1,278	1,468
Facility operating expenses	(14)	26	22
Impairment of real estate assets	-	25	1,986
	203	1,329	3,476
Operating income	5,280	4,735	2,588
Non-operating income	-	2,136	4,121
Gain on sale of assets	2,004	-	-
Total discontinued operations	$7,284	$6,871	$6,709

Weighted average common shares outstanding:
Basic	27,664,482	27,586,338	27,706,106
Diluted	27,732,959	27,618,300	27,731,951

Discontinued operations income per common share:
Basic	$.26	$.25	$.25
Diluted	$.26	$.25	$.24

NOTE 16. NON-OPERATING INCOME

Non-operating income is outlined in the table below (in thousands):

	Year Ended December 31,
	2010	2009	2008
Dividend income	$4,541	$4,668	$4,687
Interest Income	84	1,241	3,050
Realized gains (losses) on sale of marketable securities	2	1,686	(410)
Other-than-temporary impairment of marketable securities	-	-	(2,065)
Recovery of previous write-down of marketable securities	-	717	-
Gain on sale of certificate of need - Davidson County, TN	-	-	1,298
Other income (expense)	564	269	(73)
	$5,191	$8,581	$6,487

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except per share amounts).

2010	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net Revenues	$20,183	$19,102	$19,510	$19,601
Non-operating income	1,433	1,285	1,241	1,232

Income from continuing operations	14,499	15,942	16,037	15,659
Discontinued operations	1,444	3,247	1,297	1,296

Net income	$15,943	$19,189	$17,334	$16,955

Weighted average common shares outstanding:
Basic	27,632,376	27,665,629	27,673,703	27,686,217
Diluted	27,681,479	27,729,034	27,737,802	27,783,517

Earnings per share:
Basic:
Income from continuing operations	$.53	$.58	$.58	$.56
Discontinued operations	.05	.11	.04	.05
Net income per common share	$.58	$.69	$.62	$.61

Diluted:
Income from continuing operations	$.53	$.58	$.58	$.56
Discontinued operations	.05	.11	.04	.05
Net income per common share	$.58	$.69	$.62	$.61

2009	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net Revenues	$14,426	$14,561	$18,106	$16,064
Non-operating income	1,735	1,700	1,857	3,289

Income from continuing operations	13,251	12,730	16,281	15,096
Discontinued operations	1,798	2,685	1193	1,195

Net income	$15,049	$15,415	$17,474	$16,291

Weighted average common shares outstanding:
Basic	27,574,544	27,578,000	27,589,161	27,603,646
Diluted	27,582,228	27,592,050	27,642,237	27,656,684

Earnings per share:
Basic:
Income from continuing operations	$.48	$.46	$.59	$.55
Discontinued operations	.07	.10	.04	.04
Net income per common share	$.55	$.56	$.63	$.59

Diluted:
Income from continuing operations	$.48	$.46	$.59	$.55
Discontinued operations	.07	.10	.04	.04
Net income per common share	$.55	$.56	$.63	$.59

    Certain quarterly financial information shown above differs from amounts previously reported in the Forms 10-Q and Form 10-K for those periods due to reclassifications to retrospectively reflect the dispositions of certain facilities as discontinued operations for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A. CONTROLS AND PROCEDURES.

    Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2010, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.  No change in our internal control over financial reporting occurred during our last fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

    None.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

    We have audited National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Health Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

    In our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Investors, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee

February 16, 2011

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.  Additionally, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2010, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

    Incorporated by reference from the information in our definitive proxy statement for the 2011 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

    Incorporated by reference from the information in our definitive proxy statement for the 2011 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Incorporated by reference from the information in our definitive proxy statement for the 2011 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated by reference from the information in our definitive proxy statement for the 2011 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    Incorporated by reference from the information in our definitive proxy statement for the 2011 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

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
Date: February 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Andrew Adams	Chairman of the Board and	February 16, 2011
W. Andrew Adams	Chief Executive Officer
(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 16, 2011
Roger R. Hopkins	(Principal Accounting Officer)

/s/ J. Justin Hutchens	President, Chief Operating Officer	February 16, 2011
J. Justin Hutchens	and Director

/s/ Robert A. McCabe, Jr.	Director	February 16, 2011
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 16, 2011
Robert T. Webb

/s/ Ted H. Welch	Director	February 16, 2011
Ted H. Welch

NATIONAL HEALTH INVESTORS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference
to Exhibit 3.1 to Form S-11
Registration Statement
No. 33-41863

3.2	Amendment to Articles of Incorporation dated as of May 1, 2009	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009

3.3	Bylaws	Incorporated by reference
to Exhibit 3.2 to Form S-11
Registration Statement
No. 33-41863

4.1	Form of Common Stock Certificate	Incorporated by reference
to Exhibit 39 to Form S-11
Registration Statement
No. 33-41863

10.1	Material Contracts	Incorporated by reference
to Exhibits 10.1 thru
10.9 to Form S-4 Registration
Statement No. 33-41863

10.2	Amendment No. 5 to Master Agreement to Lease dated	Incorporated by reference
	December 27, 2005, effective January 1, 2007.	to Exhibit 10.2 to Form 10-K
dated March 10, 2006

10.3	Advisory, Administrative Services and Facilities Agreement	Incorporated by reference
	between National Health Investors, Inc. and Management Advisory	to Exhibit 10.3 to Form 10-K
	Source, LLC dated November 1, 2004	dated March 10, 2006

10.4	1997 Stock Option Plan	Incorporated by reference
to the 1997 Proxy Statement as
filed

10.5	2005 Stock Option Plan	Incorporated by reference
to Exhibit 4.10 to the Company’s
registration statement on Form S-8
filed August 4, 2005.

10.6	First Amendment to the 2005 Stock Option, Restricted Stock &	Incorporated by reference to Appendix A to
	Stock Appreciation Rights Plan	the Company’s Proxy Statement filed
March 17, 2006

10.7	Second Amendment to the 2005 Stock Option, Restricted Stock & orated by reference to Exhibit B to the Company’s Proxy Statement filed March 23, 2009)	Incorporated by reference to Exhibit B
	Stock Appreciation Rights Plan	to the Company’s Proxy Statement filed
March 23, 2009

10.8	Excepted Holder Agreement – W. Andrew Adams	Incorporated by reference
to Exhibit 10.6 to Form 10-K
dated February 24, 2009

10.9	Excepted Holder Agreement between the Company and	Incorporated by reference
	Andrea Adams Brown with Schedule A	to Exhibit 10.2 to Form 10-Q
	identifying substantially identical agreements and setting forth the	dated November 3, 2010
material details in which such agreements differ from this agreement.

10.10	Consulting Agreement with W. Andrew Adams	Incorporated by reference
to Exhibit 10.8 to Form 10-K
dated February 24, 2009

10.11	Amended and Restated Consulting Agreement entered into on the 25th day of February, 2009 between National Health Investors, Inc. and W. Andrew Adams	Incorporated by reference
	with W. Andrew Adams	to Exhibit 10.1 to Form 10-Q
dated May 5, 2009

10.12	Amendment No. 1 dated March 10, 2010 to the	Incorporated by reference
	Amended and Restated Consulting Agreement dated	to Exhibit 10.1 to Form 10-Q
	February 25, 2009 by and between NHI and W. Andrew Adams	dated May 7, 2010

10.13	Employment Agreement with Justin Hutchens	Incorporated by reference
to Exhibit 10.2 to Form 10-Q
dated May 5, 2009

10.14	Amendment No. 1 dated March 10, 2010 to the	Incorporated by reference
	Employment Agreement dated February 25, 2009	to Exhibit 10.2 to Form 10-Q
	by and between NHI and J. Justin Hutchens	dated May 7, 2010

10.15	Agreement with Care Foundation of America, Inc.	Incorporated by reference
to Exhibit 10.11 to Form 10-K
dated February 22, 2010

10.16	$100,000,000 credit facility dated February 1, 2010 by	Incorporated by reference
	and between NHI and certain subsidiaries and Regions	to Exhibit 10.3 to Form 10-Q
	bank, as agent	dated May 7, 2010

10.17	$50 million term loan and a $50 million revolving credit facility	Filed herewith
with Regions Bank dated November 3, 2010

13	Financial Statement Schedules	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section	Filed Herewith
1350 by Chief Executive Officer and
Principal Accounting Officer