Form 10-Q
period 2011-03-31
NATIONAL HEALTH INVESTORS INC
filed 2011-05-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 27,709,611 shares of common stock outstanding of the registrant as of May 4, 2011.

Page

Part I. Financial Information
Item 1. Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . . . . . . .	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
Item 4. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
Part II. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	28
Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
Item 1A. Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets:
Real estate properties:
Land	$42,493	$42,493
Buildings and improvements	421,030	420,704
	463,523	463,197
Less accumulated depreciation	(138,427)	(135,543)
Real estate properties, net	325,096	327,654
Mortgage notes receivable, net	77,283	75,465
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	21,097	2,664
Marketable securities	21,378	22,476
Accounts receivable, net	1,243	471
Straight-line rent receivable	5,837	4,928
Assets held for sale, net	29,381	36,853
Deferred costs and other assets	2,692	698
Total Assets	522,139	509,341

Liabilities and Stockholders' Equity:
Debt	49,375	37,765
Real estate purchase liability	4,000	4,000
Accounts payable and accrued expenses	2,782	3,388
Dividends payable	17,041	16,752
Deferred income	1,423	1,461
Earnest money deposit	-	3,475
Total Liabilities	74,621	66,841

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,709,611 and
27,689,392 shares issued and outstanding, respectively	277	277
Capital in excess of par value	464,963	462,392
Cumulative dividends in excess of net income	(33,447)	(35,499)
Unrealized gains on marketable securities	15,725	15,330
Total Stockholders' Equity	447,518	442,500
Total Liabilities and Stockholders' Equity	$522,139	$509,341

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.  The Condensed Consolidated Balance Sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share amounts)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Revenues:
Rental income	$19,020	$18,187
Mortgage interest income	1,596	1,996
	20,616	20,183
Expenses:
Depreciation	2,884	2,523
Legal expense	188	282
Franchise, excise and other taxes	358	278
General and administrative	3,774	3,806
	7,204	6,889
Income before non-operating income	13,412	13,294
Investment income and other	1,412	1,433
Interest expense and amortization of loan costs, net of change in fair value of interest rate swap agreement (Note 7)	741	(228)
Income from continuing operations	15,565	14,499
Discontinued operations
Income from operations - discontinued	1,229	1,444
Net gain on sale of real estate	2,299	-
Income from discontinued operations	3,528	1,444
Net income	$19,093	$15,943

Weighted average common shares outstanding:
Basic	27,696,727	27,632,376
Diluted	27,796,109	27,681,479
Earnings per common share:
Basic:
Income from continuing operations	$.56	$.53
Discontinued operations	.13	.05
Net income per common share	$.69	$.58
Diluted:
Income from continuing operations	$.56	$.53
Discontinued operations	.13	.05
Net income per common share	$.69	$.58

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$19,093	$15,943
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,884	2,594
Straight-line rent adjustment	(910)	(662)
Non-cash interest income on construction loan	(221)	-
Net gain on sale of real estate	(2,299)	-
Net realized gains and recoveries on sales of marketable securities	(154)	-
Share-based compensation	2,371	1,821
Increase in fair value of interest rate swap agreement	(1,254)	-
Change in operating assets and liabilities:
Accounts receivable	(771)	(850)
Deferred costs and other assets	(740)	(288)
Accounts payable and other accrued expenses	(606)	(66)
Deferred income	(38)	401
Net cash provided by operating activities	17,355	18,893

Cash flows from investing activities:
Investment in mortgage notes receivable	(2,496)	(3,200)
Collection of mortgage notes receivable	899	843
Acquisition of real estate properties	(326)	(76,968)
Receipt of earnest money deposits	525	3,100
Proceeds from disposition of real estate properties	5,771	-
Proceeds from sales of marketable securities	1,647	1
Net cash provided by (used in) investing activities	6,020	(76,224)

Cash flows from financing activities:
Net change in borrowings under a revolving credit facility	(37,765)	33,935
Borrowings on term loan	50,000	-
Principal payments on term loan	(625)	-
Stock options exercised	200	-
Dividends paid to stockholders	(16,752)	(17,959)
Net cash (used in) provided by financing activities	(4,942)	15,976

Increase (decrease) in cash and cash equivalents	18,433	(41,355)
Cash and cash equivalents, beginning of period	2,664	45,718
Cash and cash equivalents, end of period	$21,097	$4,363

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$660	$88
Supplemental schedule of non-cash activities:
Settlement of mortgage note by real estate acquisition	$-	$22,936
Cash withheld at closing of real estate acquisition	$-	$1,000
Earnest money deposit applied to sale of real estate	$3,475	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

				Cumulative	Unrealized
			Capital in	Dividends	Gains	Total
	Common Stock		Excess of	in Excess of	on Marketable	Stockholders'
	Shares	Amount	Par Value	Net Income	Securities	Equity
Balances at December 31, 2010	27,689,392	$277	$462,392	$(35,499)	$15,330	$442,500
Comprehensive income
Net income	-	-	-	19,093	-	19,093
Comprehensive income
Unrealized holding gain arising during the period	-	-	-	-	549	549
Less: reclassification adjustment for gains included in net income					(154)	(154)
Net gain recognized in other comprehensive income					395	395
Total comprehensive income						19,488
Shares issued on stock options exercised	20,219	-	200	-	-	200
Share-based compensation	-	-	2,371	-	-	2,371
Cash Dividends:
Cash dividends to common stockholders, $.615 per share	-	-	-	(17,041)	-	(17,041)

Balances at March 31, 2011 (unaudited)	27,709,611	$277	$464,963	$(33,447)	$15,725	$447,518

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

    We, the management of National Health Investors, Inc., ("NHI" or the "Company") believe that the unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects.  The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.  We assume that users of these financial statements have read or have access to the audited December 31, 2010 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2010 have been omitted.  This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings.  For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, which are included in our 2010 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

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

Reclassifications – Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

NOTE 2.  REAL ESTATE

    At March 31, 2011, exclusive of assets held for sale, we had investments in 88 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  The 41 properties leased to NHC include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed by NHC.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the three months ended March 31, 2011, rental income from continuing operations was $19,020,000, of which $9,477,000 (50%) was recognized from NHC consisting of base rent of $8,425,000 and percentage rent of $1,052,000, $635,000 of which related to final determination of NHC’s 2010 revenues.  For the three months ended March 31, 2010, our rental income from continuing operations was $18,187,000, of which $9,240,000 (51%) was recognized from NHC consisting of base rent of $8,425,000 and percentage rent of $815,000, $543,000 of which related to the final determination of 2009 revenues.  For purposes of the percentage rent calculation described in the master lease agreement, NHC’s revenue by facility is certified to the Company by March 31st of the following year.

Planned or Completed Dispositions of Certain Real Estate

    In December 2009, we accepted an earnest money deposit of $150,000 from our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”), to sell six skilled nursing facilities in Texas.  The planned sale of these facilities meets the accounting criteria as being held for sale and is expected to close when HUD financing is arranged by Fundamental.  In January 2011, the first of these six facilities having a carrying value of $4,039,000 was sold for total cash proceeds of $4,500,000.  As of March 31, 2011, the carrying value of $29,381,000 represented the lesser of the remaining five facilities’ net book value or estimated fair value less cost to sell.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  NHI plans to defer recognition of the tax gain on the sale of these facilities.

    In December 2010, we agreed to the terms of sale with the current tenant of two medical office buildings.  The sale of these facilities met the accounting criteria as being held for sale.  At December 31, 2010, the carrying value of $3,433,000 represented the lesser of the properties’ net book value or estimated fair value less cost to sell.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  The sale transaction was completed in February 2011 with receipt of cash proceeds of $5,271,000.  NHI has deferred recognition of the tax gain on the sale of these facilities.

    The summary of operating results of all facilities classified as discontinued operations is shown in Note 11.

NOTE 3.  MORTGAGE NOTES RECEIVABLE

    At March 31, 2011, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 30 health care properties.  Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner.

    We have a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation center with a skilled nursing license in Mesa, Arizona.  Construction on the facility began in June 2010 and was completed in March 2011.  NHI has the option to purchase and lease back the facility when it reaches a predetermined level of stabilized net operating income.  The $13,870,000 commitment includes an $11,870,000 construction loan and an additional $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics.  The loan is for a period of five years and requires payments of interest only at a rate of 10%.  Until operations commence, interest payments will be accrued as part of the construction loan balance.  Santé meets the accounting criteria to be considered a variable interest entity.  However, we do not have any role in the day-to-day management of the entity; we do not have an obligation to absorb the entity’s losses; and we do not have a right to receive benefits from the entity; therefore, we are not the primary beneficiary of the entity and have not consolidated the Santé assets, liabilities, non-

controlling interests, and results of activities with our condensed consolidated financial statements.  During the three months ended March 31, 2011, we funded $2,496,000 of our loan commitment.  At March 31, 2011, the carrying amount of our loan of $10,238,000 is our maximum exposure to loss.  We have not provided any financial or other support other than amounts drawn on the construction loan in accordance with the terms of the loan agreement.

NOTE 4.  INVESTMENT IN PREFERRED STOCK, AT COST

    In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into 2,000,000 shares of LTC common stock.  The closing price of LTC’s common stock at March 31, 2011 was $28.34 per share.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets.  Dividends to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared.  The carrying value of the preferred stock equals its original cost of $38,132,000 at March 31, 2011 and December 31, 2010.

NOTE 5.  INVESTMENTS IN MARKETABLE SECURITIES

    Our investments in marketable securities include available-for-sale securities and are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

    During the three months ended March 31, 2011 and 2010, we recognized $317,000 and $313,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in non-operating income in the Condensed Consolidated Statements of Income.

    During the three months ended March 31, 2011, we sold our 96,330 shares of National HealthCare Corporation’s convertible preferred stock along with sales of other marketable securities and recognized gains of $154,000.

Marketable securities consist of the following (in thousands):

	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common and preferred stock of other REITs	$5,653	$21,378	$5,831	$21,156
NHC convertible preferred stock	-	-	1,316	1,320
	$5,653	$21,378	$7,147	$22,476

    Gross unrealized gains related to available-for-sale securities were $15,725,000 at March 31, 2011 and $15,330,000 at December 31, 2010.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At March 31, 2011 and December 31, 2010, there were no material differences between the carrying amounts and fair values of our financial instruments, which also included our mortgage notes receivable and borrowings under our credit facility.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$21,378	$21,378	$-	$-
Interest rate swap agreement	1,254	-	1,254	-
	$22,632	$21,378	$1,254	$-

    Common and preferred stocks – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

    Interest rate swap agreement – The fair value of our interest rate swap agreement is classified as deferred costs and other assets and is estimated using observable forward rate yield curves; unobservable assumptions about counterparty liquidity, credit and other non-performance risk considerations; and standard discounted cash flow techniques.

NOTE 7.  DEBT

    On November 3, 2010, we entered into a $100,000,000 unsecured credit facility with Regions Bank as agent and Pinnacle National Bank as a participating bank.  A total of $50,000,000 can be drawn on a revolving basis with a maturity of three years (November 3, 2013) with interest at a margin of 250 basis points over LIBOR (2.81% at March 31, 2011).  There is an accordion feature in the credit facility that could increase the total credit facility to $200,000,000.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at March 31, 2011.  On January 31, 2011, $50,000,000 was drawn on a term loan, whose proceeds were used to repay the revolving line, to mature in five years with interest at a fixed rate of 3.98% based on an interest rate swap agreement.  The term loan provides for quarterly principal payments of $625,000.  The interest rate swap agreement was entered into to limit the Company’s interest rate risk exposure related to the term loan.  At March 31, 2011, the term loan had an outstanding balance of $49,375,000 and the credit facility had an unused balance of $50,000,000.  For the three months ended March 31, 2011, we recognized $477,000 in interest expense and $36,000 in amortization of loan costs related to this credit facility.  The fair value of the interest rate swap agreement at March 31, 2011 was $1,254,000 and was recognized as an offset to interest expense in our Condensed Consolidated Statements of Income.

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

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in conditional payments to be made over the next three years based on Bickford’s expected achievement of certain operating financial thresholds.  No conditional amounts have been paid as of March 31, 2011.

    In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000.  The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment which is expected to be made in 2011.

    As described in Note 2, we have agreed to sell six skilled nursing facilities to our current lessee, affiliates of Fundamental.  We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual increases.

    As of March 31, 2011, we had pending commitments related to three health care real estate projects: (1) as described in Note 3, in June 2010, we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of March 31, 2011 we had funded a total of $10,238,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated; during the three months ended March 31, 2011, we funded $326,000 of this commitment, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

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

    On January 2, 2009, Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) filed an adversary proceeding complaint against NHI in CFA’s bankruptcy case (the “CFA Adversary Proceeding”).  CFA’s complaint alleged in part that NHI exercised dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI had used that control to cause CFA to buy and finance six Florida nursing homes on terms that were not fair to CFA.  CFA also alleged that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  NHI denied CFA’s claims and filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office.  In December 2009, NHI agreed to purchase the six Florida properties (which are leased to a third-party for $6.2 million annually, plus escalators over the initial lease term expiring in 2014) from CFA for a total of $67 million; CFA agreed to pay the full amount of its outstanding balance due to NHI as a credit against the purchase price; and the parties agreed to dismiss with prejudice their respective claims in the CFA Adversary Proceeding.  The transaction and the resolution of the claims were approved by both the bankruptcy court and the Tennessee Attorney General’s Office.  The transaction was completed on February 1, 2010, and the CFA Adversary Proceeding has been dismissed with prejudice.

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

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 3:09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserted that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleged that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint sought no relief from NHI itself.  The defendants filed a motion to dismiss the amended complaint for failure to make an adequate pre-filing demand.  On September 21, 2010, the Court granted that motion, entered a judgment, and dismissed the action with prejudice.  Despite that ruling, the Company’s Board received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserted that certain NHI directors and officers breached their fiduciary duties to NHI in connection with its transaction with CFA.  In response to the October 11, 2010 demand, the Company’s Board appointed a special committee that on December 6, 2010 made its report and recommendation to the Board.  The Board considered the demand and unanimously accepted the special committee’s recommendation to reject the demand on the basis that pursuing the proposed claims, in whole or in part, would not be in the best interests of the Company.  Mr. Shearer was notified of the Board’s determination by letter dated December 13, 2010.  On February 3, 2011, Mr. Shearer filed a new derivative shareholder lawsuit (M.D. Tenn. Case No. 3:11-99), making the same claim and allegations as in the action that was dismissed with prejudice.  The Company has responded to the new lawsuit by filing a motion to dismiss, in which the Company contends that Mr. Shearer lacks standing to bring the action given the Board’s acceptance of the special committee’s recommendation.  The individual defendants have filed a separate motion to dismiss, in which they contend that the judgment in the first action precludes a subsequent action.  The Company anticipates that both motions will be fully briefed and ready for the Court’s ruling as of May 6, 2011.

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

    In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of March 31, 2011, 347,301 shares were available for future grants under the 2005 plan.  The individual restricted stock and option grant awards vest over periods up to ten years.  The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

    The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of March 31, 2011, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

    Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $2,371,000 for the three months ended March 31, 2011, consisting of $2,368,000 for stock options and $3,000 for restricted stock, as compared to $1,821,000 for the three months ended March 31, 2010, consisting of $1,813,000 for stock options and $8,000 for restricted stock.  At March 31, 2011, we had $1,280,000 of unrecognized compensation cost related to unvested restricted shares issued and unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2011 - $801,000; 2012 - $429,000, and 2013 - $50,000.  Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the three months ended March 31, 2011 and 2010:

	2011	2010
Options outstanding, January 1,	384,507	253,836
Options granted under 2005 Plan	340,000	375,000
Options forfeited under 2005 Plan	(3,334)	-
Options exercised under 1997 Plan	(15,000)	(4,817)
Options exercised under 2005 Plan	(28,584)	(58,515)
Options outstanding, March 31,	677,589	565,504

Exercisable March 31,	503,996	391,663

The following table summarizes our restricted stock activity for the three months ended March 31, 2011 and 2010:

	2011	2010
Non-vested at January 1,	3,175	5,100
Vested during the period	(1,250)	(1,250)
Non-vested at March 31,	1,925	3,850

NOTE 10.  NON-OPERATING INCOME

Non-operating income is summarized below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Dividend income	$1,135	$1,131
Interest income	24	59
Realized gains on sale of marketable securities	154	-
Other revenue	99	243
	$1,412	$1,433

NOTE 11.  DISCONTINUED OPERATIONS

    As described in Note 2, the planned sale of the Fundamental facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $1,188,000 and $1,250,000 for the three months ended March 31, 2011 and 2010, respectively.

    In June 2010 we sold two skilled nursing facilities in Texas to the current lessee Legend Healthcare and affiliates (“Legend”).  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $0 and $120,000 for the three months ended March 31, 2011 and 2010, respectively.

    As described in Note 2, in December 2010, we agreed to the terms of sale with the current tenant of two medical office buildings.  The sale of these facilities met the accounting criteria as being held for sale.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $41,000 and $146,000 for the three months ended March 31, 2011 and 2010, respectively.

    Income from discontinued operations, excluding gains on sale of real estate, is summarized below: (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues	$1,229	$1,516
Expenses:
Depreciation	-	72
Income from operations - discontinued	$1,229	$1,444

NOTE 12.  EARNINGS PER SHARE

    Basic earnings per common share are based on the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per common share assume the exercise of stock options and vesting of restricted shares using the treasury stock method, to the extent dilutive.

    The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2011	2010

Income from continuing operations	$15,565	$14,499
Discontinued operations	3,528	1,444

Net income available to common stockholders	$19,093	$15,943

BASIC:
Weighted average common shares outstanding	27,696,727	27,632,376

Income from continuing operations per common share	$.56	$.53
Discontinued operations per common share	.13	.05
Net income per common share	$.69	$.58

DILUTED:
Weighted average common shares outstanding	27,696,727	27,632,376
Stock options	97,235	45,734
Restricted shares	2,147	3,369
Average dilutive common shares outstanding	27,796,109	27,681,479

Income from continuing operations per common share	$.56	$.53
Discontinued operations per common share	.13	.05
Net income per common share	$.69	$.58

Incremental shares excluded since anti-dilutive:
Stock options	11,130	13,244

NOTE 13.  SUBSEQUENT EVENTS

    On May 4, 2011, we completed a $15,000,000 purchase of four assisted living facilities totaling 183 units in Louisiana.  The facilities, which have an average age of 13 years, are being leased by us to Selah Management Group over 15 years at an initial lease amount of $1,275,000 per year plus annual fixed escalators.

    Since March 31, 2011, we have sold marketable securities for net proceeds of $11,201,000 and a realized gain of approximately $8,600,000 for financial reporting purposes.

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

    See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2010, and “Business” and “Risk Factors” under Item 1 and Item 1A therein, for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones facing the Company.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected.  In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

    National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries.  As of March 31, 2011, our portfolio consisted of real estate (excluding corporate office and assets held for sale) and mortgage investments with a carrying value totaling $401,630,000 and other investments in preferred stock and marketable securities of $59,510,000 resulting in total invested assets of $461,140,000.  We are a self-managed REIT with our own management reporting directly to our Board of Directors.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide, primarily in the long-term health care industry.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, an acute psychiatric hospital, an acute care hospital, and a transitional rehabilitation center, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.

Major Customer - NHC

    We lease 41 health care facilities to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  For the three months ended March 31, 2011, rental income from continuing operations was $19,020,000, of which $9,477,000 (50%) was recognized from NHC consisting of base rent of $8,425,000 and percentage rent of $1,052,000, $635,000 of which related to final determination of NHC’s 2010 revenues.  Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 12.2% of our total portfolio on March 31, 2011, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been presented in NHC’s financial statements for as many as 20 years.  As a result, we believe that the fair value of these assets is significantly in excess of their net book value.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

    As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, and other relevant information.

    The following tables summarize our investments in real estate (excluding net investment in corporate office and assets held for sale) and mortgage notes receivable as of March 31, 2011:

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	51	6,858		$172,693,000
Assisted Living Facilities	29	1,675		122,268,000
Medical Office Buildings	2	88,517	*	4,848,000
Independent Living Facilities	4	456		6,737,000
Acute Psychiatric Hospitals	1	66		12,168,000
Acute Care Hospitals	1	55		5,633,000
Total Real Estate Properties	88			324,347,000

Mortgage Notes Receivable
Skilled Nursing Facilities	27	2,730		62,406,000
Assisted Living Facilities	2	146		4,639,000
Transitional Rehabilitation Center	1	70		10,238,000
Total Mortgage Notes Receivable	30	2,946		77,283,000
Total Portfolio	118			$401,630,000

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	88	80.8%		$324,347,000
Mortgage Notes Receivable	30	19.2%		77,283,000
Total Portfolio	118	100.0%		$401,630,000

Summary of Facilities by Type
Skilled Nursing Facilities	78	58.6%		$235,099,000
Assisted Living Facilities	31	31.6%		126,907,000
Medical Office Buildings	2	1.2%		4,848,000
Independent Living Facilities	4	1.7%		6,737,000
Acute Psychiatric Hospitals	1	3.0%		12,168,000
Acute Care Hospitals	1	1.4%		5,633,000
Transitional Rehabilitation Center	1	2.5%		10,238,000
Total Real Estate Portfolio	118	100.0%		$401,630,000

Portfolio by Operator Type
Public	54	23.6%		$94,643,000
Regional	50	62.5%		251,193,000
Small	14	13.9%		55,794,000
Total Real Estate Portfolio	118	100.0%		$401,630,000

Public Operators
National HealthCare Corp.	41	12.2%		$48,840,000
Emeritus Senior Living	8	4.9%		19,701,000
Sunrise Senior Living, Inc.	1	2.9%		11,565,000
Community Health Systems, Inc.	2	1.8%		7,220,000
Sun Healthcare Group, Inc.	2	1.8%		7,317,000
Total Public Operators	54	23.6%		$94,643,000

    Operators who operate more than 3% of our total real estate investments are as follows: American HealthCare, LLC; Bickford Senior Living; ElderTrust of Florida, Inc.; Emeritus Senior Living; Health Services Management, Inc.; Helix Healthcare, Inc.; Legend Healthcare, LLC; National HealthCare Corp.; SeniorTrust of Florida, Inc; Senior Living Management Corporation, LLC; and Suite Living Senior Specialty Services.

    As of March 31, 2011, the average effective quarterly rental income was $1,879 per licensed bed for skilled nursing facilities, $2,532 per unit for assisted living facilities, $1,008 per unit for independent living facilities, $7,045 per bed for acute psychiatric hospitals, $12,770 per bed for acute care hospitals and $3 per square foot for medical office buildings.

    We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At March 31, 2011, our investment in common and preferred shares of publicly-held REITs was $59,510,000.  Refer to Notes 4, 5 and 6 of our condensed consolidated financial statements for further information.

Areas of Focus

    We are evaluating and will potentially make investments during the remainder of 2011 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our total book capitalization and relative to our peers in the industry.  New investments in real estate and mortgage notes may be funded by our liquid investments and by external financing.  We intend to make new investments that meet our underwriting criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

Real Estate and Mortgage Write-downs

    Our borrowers and tenants have experienced periods of significant financial pressures and difficulties similar to other health care providers.  Governments at both the federal and state levels have enacted legislation to lower or at least slow the growth in payments to health care providers.  Furthermore, the cost of professional liability insurance has continued to increase significantly.  Since the inception of the Company, a number of our real estate property operators and mortgage loan borrowers have experienced bankruptcy.  Others have surrendered properties to us in lieu of foreclosure or have failed to make timely payments on their obligations to us.

    During the three months ended March 31, 2011 and 2010, we did not experience any write-downs of our real estate properties or mortgage receivables.

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

Potential Effects of Proposed Reductions in Medicare Reimbursement

   On April 28, 2011, the Centers for Medicare and Medicaid Services (CMS) issued the Skilled Nursing Facilities-Prospective Payment System proposed rule for fiscal year 2012. We believe the most important aspects of the proposed rule include two very different options under consideration for the net rate update: (1) Option One - a 2.7% increase in the market basket index, less a 1.2% productivity adjustment, for a net increase of 1.5% in Medicare reimbursement; and (2) Option 2 - a 1.5% increase in the market basket index, less a cut in reimbursement rates of 12.8%, for a net reduction of 11.3% in Medicare reimbursement effective October 1, 2011.  Significant reductions in Medicare reimbursement, if they are made part of the final rule, may have a material adverse effect on the financial operations of our borrowers and lessees who operate skilled nursing facilities.

  We currently estimate the majority of our borrowers and lessees will be able to withstand the most severe reductions described above, if enacted, due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect such a Medicare reduction would have on each of our borrowers and lessees.  However, we estimate that two mortgage borrowers (with an aggregate carrying value of the notes of $39,485,000) may be adversely impacted by the proposed reductions due to their payor mix, their current payment coverage ratios and limited net equity.  Therefore, the impact of the CMS reduction in Medicare reimbursement could negatively affect their ability to make full scheduled payments to us, and could have an adverse affect on the carrying value of their mortgage notes.  These borrowers are unlikely to have cash reserves to pay any deficiency in scheduled payments to us and may have difficulties refinancing in an amount to satisfy their indebtedness to us.  We have offered to one borrower an extension of the maturity of their mortgage note for one year beyond the current maturity of August 31, 2011.  We have also begun discussions with both borrowers to acquire their real estate assets and to subsequently lease those assets to third parties.

   We evaluate the carrying value of our mortgage notes receivable on an instrument-by-instrument basis.  On a quarterly basis, we review our notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deterioration of the financial condition of the borrower or significant adverse changes in general economic conditions, indicate that the carrying value of a note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying value exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

   We evaluate the recoverability of the carrying value of our real estate properties on a property-by-property basis.  On a quarterly basis, we review our properties for recoverability when events or circumstances indicate the carrying value of the property may not be recoverable.  The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

   Based on the undetermined final rule affecting Medicare reimbursement, the recognition by us of an impairment of our properties, if any, would lower our net income for financial statement purposes and Funds From Operations (FFO), but is not expected to lower our revenue or Normalized FFO on a quarterly or annual basis.

Results of Operations

    The results of operations for facilities sold or classified as held for sale have been reported in the current and prior periods as discontinued operations.  The reclassifications to retroactively reflect their operating results due to the disposition of these facilities had no impact on previously reported net income.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

    The significant items affecting income and expenses are described below.

	Three Months Ended
	March 31,		Period Change
	2011	2010	$	%
Rental income:
Billed rent
SNFs leased to Health Services Management	$1,550	$1,033	$517	50.05%
ALFs leased to Suite Living Senior Specialty Services	535	115	420	365.22%
APH leased to Helix Healthcare	375	92	283	307.61%
ALFs leased to Bickford Senior Living	858	600	258	43.00%
ALFs leased to Senior Living Management	254	-	254	NM
RGL Development, LLC(1)	-	1,520	(1,520)	NM
Other existing leases	14,521	14,161	360	2.55%
	18,093	17,521	572	3.27%
Straight-line rent adjustments, new and existing leases	927	666	261	39.19%
Total Rental income	19,020	18,187	833	4.58%

Mortgage interest income:
Care Foundation of America, Inc.(2)	-	560	(560)	NM
Santé Mesa, LLC	221	-	221	NM
Other new and existing mortgages	1,375	1,436	(61)	(4.25%)
Total Mortgage interest income	1,596	1,996	(400)	(20.04%)
Total Revenue	20,616	20,183	433	2.15%
Expenses:
Depreciation
SNFs leased to Health Services Management	389	260	129	49.62%
ALFs leased to Suite Living Senior Specialty Services	134	35	99	282.86%
Other new and existing assets	2,361	2,228	133	5.97%
Total Depreciation	2,884	2,523	361	14.31%
Other expenses	4,320	4,366	(46)	(1.06%)
	7,204	6,889	315	4.58%
Income before non-operating items	13,412	13,294	118	0.89%
Non-operating income(3)	1,412	1,433	(21)	(1.47%)
Interest expense and amortization of loan costs:
Change in fair value of interest rate swap agreement	1,254	-	1,254	NM
Interest expense	(477)	(165)	312	NM
Amortization of loan costs	(36)	(63)	27	NM
	741	(228)	969	NM
Income from continuing operations	15,565	14,499	1,066	7.36%
Income from discontinued operations(4)	1,229	1,444	(215)	(14.89%)
Net gain on sale of real estate	2,299	-	2,299	NM
Net income	$19,093	$15,943	$3,150	19.76%

Net income per common share, basic and diluted	$.69	$.58	$.11	18.97%

(1) Past due rent received and recognized into income on ALFs currently leased to Emeritus Senior Living
(2) Mortgages paid off at or prior to maturity
(3) See Note 10 to the condensed consolidated financial statements
(4) See Note 11 to the condensed consolidated financial statements
NM – not meaningful

    Financial highlights of the three months ended March 31, 2011 compared to the same period in 2010 were as follows:

*     Excluding the impact of past due rent received from RGL Development in 2010 (as discussed below) rental income increased $2,353,000 or 13% when compared to the same period in the prior year as a result of new real estate investments of $121,672,000 during 2010.  Rental income in 2010 included $1,520,000 of past due rent received and recognized into income from RGL Development, the former tenant of eight ALFs which are currently leased to Emeritus Senior Living.  Future increases in lease revenue depend on our ability to make new investments which meet our underwriting criteria.

*     Mortgage interest income decreased due to normal amortization, final maturity or early payoffs of our mortgage loans, but was partially offset by interest earned on new mortgage loan investments of $12,422,000 in 2010.  Unless we continue to make new investments in mortgages in 2011 and future years, our mortgage interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

*     Depreciation expense increased primarily due to new real estate investments made in 2010.

*     Interest expense on the revolving credit facility and term loan is due to our borrowings to fund new real estate and mortgage note investments.  Upfront fees and other loan-related costs are amortized over the term of the credit facility.  We recognize changes in the fair value of interest rate swap agreements as an adjustment to interest expense.  See Note 6 and 7 to the condensed consolidated financial statements for additional information.

*     As discussed in Note 2 to the condensed consolidated financial statements, we completed the sale of one skilled nursing facility in January 2011 and two medical office buildings in February 2011 and recognized gains of $2,299,000 as a result of these transactions.

Liquidity and Capital Resources

Sources and Uses of Funds

    Our primary sources of cash include rent and interest payments, principal payments on mortgage notes receivable, proceeds from the sales of real property and borrowings from our revolving credit facility.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), investments in real estate and mortgage loans and general overhead.

    These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
Cash and cash equivalents at beginning of period	$2,664	$45,718	$(43,054)	-94.17%
Cash provided by operating activities	17,355	18,893	(1,538)	-8.14%
Cash (used in) provided by investing activities	6,020	(76,224)	82,244	107.90%
Cash (used in) provided by financing activities	(4,942)	15,976	(20,918)	-130.93%
Cash and cash equivalents at end of period	$21,097	$4,363	$16,734	383.54%

   Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2011 decreased as a result of the timing of receipt of dividends on LTC preferred stock, decreased collections of mortgage interest income and increased interest payments on our revolving credit facility and term loan.  Certain working capital changes also affected operating cash and were primarily the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

   Investing Activities – Net cash flows provided by investing activities for the three months ended March 31, 2011 increased from the same period during the prior year primarily due to significant investment activity concentrated in the first quarter of 2010, the receipt of proceeds from the disposition of certain real estate properties and proceeds from sales of marketable securities.

   Financing Activities – Net cash used in financing activities for the three months ended March 31, 2011 consists primarily of repayments of borrowings on our revolving credit facility and borrowings on our term loan.  Dividends paid to stockholders during the first three months of 2011 were $16,752,000.

Liquidity

    At March 31, 2011, our liquidity was strong, with $92,475,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility.  In addition, our investment in LTC preferred stock is convertible into common stock having a current market value of $56,680,000.  Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

    Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.

    On November 3, 2010, we entered into a $100,000,000 unsecured credit facility with Regions Bank as agent and Pinnacle National Bank as a participating bank.  A total of $50,000,000 can be drawn on a revolving basis with a maturity of three years (November 3, 2013) with interest at a margin of 250 basis points over LIBOR (2.81% at March 31, 2011).  There is an accordion feature in the credit facility that could increase the total credit facility to $200,000,000.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at March 31, 2011.  On January 31, 2011, $50,000,000 was drawn on a term loan to mature in five years with interest at a fixed rate of 3.98% based on an interest rate swap agreement.  The interest rate swap agreement was entered into to limit the Company’s interest rate risk exposure related to the term loan.  At March 31, 2011, the term loan had an outstanding balance of $49,375,000 and the credit facility had an unused balance of $50,000,000.

    We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2011 and thereafter.  During the first three months of 2011, we declared a quarterly dividend of $.615 per common share to shareholders of record on March 31, 2011 and payable on May 10, 2011.

    Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2010 fourth quarter dividend was $.605 per common share and was paid on January 31, 2011.

Off Balance Sheet Arrangements

    We currently have no outstanding guarantees or letters of credit.  At March 31, 2011, we had outstanding an interest rate swap agreement to fix the interest rate on our term loan ($49,375,000 notional amount as of March 31, 2011) at 3.98% for five years.  See further discussion of the interest rate swap agreement in Note 7 to the condensed consolidated financial statements.

Contractual Obligations and Contingent Liabilities

As of March 31, 2011, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1	Year 2-3	Year 4-5
Term loan principal and interest payments(1)	$57,275	$3,339	$8,613	$45,323
Real estate purchase liability	4,000	1,500	2,500	-
Construction loan commitment	3,632	3,632	-	-
Borrowings under revolving credit facility, including interest(2)	1,142	191	508	443
Capital improvements	424	424	-	-
Mortgage note advances	50	50	-	-
	$66,523	$9,136	$11,621	$45,766

(1) Principal payments of $625,000 each quarter and interest payments at an annual rate of 3.98% on the outstanding balance.

(2) At March 31, 2011, the revolving credit facility did not have an outstanding balance.  The unused line fee of 0.5% was applied to the full $50,000,000 available under the revolving portion of the credit facility.

Contingencies

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in conditional payments to be made over the next three years based on Bickford’s expected achievement of certain operating financial thresholds.  No conditional amounts have been paid as of March 31, 2011.

    In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000.  The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment which is expected to be made in 2011.

Commitments

    As of March 31, 2011, we had pending commitments related to three health care real estate projects: (1) as described in Note 3, in June 2010, we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of March 31, 2011 we had funded a total of $10,238,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated; during the three months ended March 31, 2011, we funded $326,000 of this commitment, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

    As described in Note 2, we have agreed to sell six skilled nursing facilities to our current lessee, affiliates of Fundamental.  We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual fixed escalators.

Funds From Operations

    Our funds from operations (“FFO”) for the three months ended March 31, 2011 increased $1,080,000 or 5.87% over the same period in 2010.  Our normalized FFO for the three months ended March 31, 2011 increased $2,156,000 or 12.56% over the same period in 2010.  The increase in normalized FFO was primarily the result of the impact on net income of our new investments in 2010.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.  We define “normalized FFO” as FFO excluding certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing funds from operations for the current period to similar prior periods.

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

    The following table reconciles net income to FFO and Normalized FFO and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income	$19,093	$15,943
Elimination of certain non-cash items in net income:
Real estate depreciation - continuing operations	2,690	2,395
Real estate depreciation - discontinued operations	-	66
Net gain on sale of real estate	(2,299)	-
Funds from operations	$19,484	$18,404
Collection and recognition of past due rent	-	(1,520)
Gains and recoveries on sales of marketable securities	(154)	-
Other items	-	290
Normalized FFO	$19,330	$17,174

BASIC
Weighted average common shares outstanding	27,696,727	27,632,376
FFO per common share	$.70	$.67
Normalized FFO per common share	$.70	$.62

DILUTED
Weighted average common shares outstanding	27,796,109	27,681,479
FFO per common share	$.70	$.66
Normalized FFO per common share	$.70	$.62

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

Equity Price Risk

    We consider our investments in marketable securities of $21,378,000 at March 31, 2011 as available-for-sale securities.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity.  The investments in marketable securities are recorded at their fair value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $2,137,800 change in the fair value of our investments in marketable securities.

Item 4.  Controls and Procedures.

    Evaluation of Disclosure Control and Procedures. As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2011.

    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    On January 2, 2009, Care Foundation of America, Inc., a Tennessee nonprofit corporation (“CFA”) filed an adversary proceeding complaint against NHI in CFA’s bankruptcy case (the “CFA Adversary Proceeding”).  CFA’s complaint alleged in part that NHI exercised dominion and control over CFA’s board of directors from 1999 until sometime in 2008 and that NHI had used that control to cause CFA to buy and finance six Florida nursing homes on terms that were not fair to CFA.  CFA also alleged that these transactions constituted “excess benefit transactions” as defined in Section 4958 of the Internal Revenue Code.  NHI denied CFA’s claims and filed a counterclaim seeking a declaratory judgment as to the validity and enforceability of CFA’s outstanding secured debt to NHI.  In June 2009, the bankruptcy court granted a motion to intervene filed by the Tennessee Attorney General’s Office.  In December 2009, NHI agreed to purchase the six Florida properties (which are leased to a third-party for $6.2 million annually, plus escalators over the initial lease term expiring in 2014) from CFA for a total of $67 million; CFA agreed to pay the full amount of its outstanding balance due to NHI as a credit against the purchase price; and the parties agreed to dismiss with prejudice their respective claims in the CFA Adversary Proceeding.  The transaction and the resolution of the claims were approved by both the bankruptcy court and the Tennessee Attorney General’s Office.  The transaction was completed on February 1, 2010, and the CFA Adversary Proceeding has been dismissed with prejudice.

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

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 3:09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserted that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleged that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint sought no relief from NHI itself.  The defendants filed a motion to dismiss the amended complaint for failure to make an adequate pre-filing demand.  On September 21, 2010, the Court granted that motion, entered a judgment, and dismissed the action with prejudice.  Despite that ruling, the Company’s Board received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserted that certain NHI directors and officers breached their fiduciary duties to NHI in connection with its transaction with CFA.  In response to the October 11, 2010 demand, the Company’s Board appointed a special committee that on December 6, 2010 made its report and recommendation to the Board.  The Board considered the demand and unanimously accepted the special committee’s recommendation to reject the demand on the basis that pursuing the proposed claims, in whole or in part, would not be in the best interests of the Company.  Mr. Shearer was notified of the Board’s determination by letter dated December 13, 2010.  On February 3, 2011, Mr. Shearer filed a new derivative shareholder lawsuit (M.D. Tenn. Case No. 3:11-99), making the same claim and allegations as in the action that was dismissed with prejudice.  The Company has responded to the new lawsuit by filing a motion to dismiss, in which the Company contends that Mr. Shearer lacks standing to bring the action given the Board’s acceptance of the special committee’s recommendation.  The individual defendants have filed a separate motion to dismiss, in which they contend that the judgment in the first action precludes a subsequent action.  The Company anticipates that both motions will be fully briefed and ready for the Court’s ruling as of May 6, 2011.

Item 1A.  Risk Factors.

    During the quarter ended March 31, 2011, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 except for a recent development that has increased the risk factor that stated as follows:

    (Form 10-K) – We are exposed to risks related to governmental payors and regulations and the effect they have on our tenants’ and borrowers’ business.

    On April 28, 2011, the Centers for Medicare and Medicaid Services (CMS) issued the Skilled Nursing Facilities-Prospective Payment System proposed rule for fiscal year 2012. We believe the most important aspects of the proposed rule include two very different options under consideration for the net rate update: (1) Option One - a 2.7% increase in the market basket index, less a 1.2% productivity adjustment, for a net increase of 1.5% in Medicare reimbursement; and (2) Option 2 - a 1.5% increase in the market basket index, less a cut in reimbursement rates of 12.8%, for a net reduction of 11.3% in Medicare reimbursement effective October 1, 2011.  Significant reductions in Medicare reimbursement, if they are made part of the final rule, may have a material adverse effect on the financial operations of our borrowers and lessees who operate skilled nursing facilities.

Item 5.  Other Information

    On May 3, 2011, the Compensation Committee of the Board of Directors approved an amendment to Justin Hutchens employment agreement.  Mr. Hutchens’ employment agreement previously provided that Mr. Hutchens would be granted an option to purchase 100,000 shares of common stock on February 25th of each year until February 2018 provided that Mr. Hutchens remains employed by NHI on that date, priced at the fair market price of NHI’s common stock on the date granted.  This provision did not change, however, the amendment provides that in the event there is a change in control (as defined below) of NHI, upon the closing of such change in control transaction, Mr. Hutchens will receive a grant of stock with a value equal to the spread between the price of NHI stock on the day prior to the announcement of the change in control transaction and the per share value received by the NHI shareholders in the change in control transaction.  This would apply to each 100,000 option required to be granted under his agreement that has not been granted as of the date of the change in control. For example, if NHI stock is trading at $50 per share and a change of control event occurs that provides the NHI shareholders will receive a value of $55 per share, Mr. Hutchens would receive 9,091 shares of NHI stock for each option to purchase 100,000 shares that had not been granted yet.  If NHI is not the surviving entity, Mr. Hutchens would receive the number of shares of the surviving entity that equal the number of shares he would have received for such NHI shares in the change in control transaction if the NHI stock had been issued to him immediately prior to the change in control transaction.  However, in the event that Mr. Hutchens remains the CEO of the surviving entity following the change in control transaction, his employment agreement would continue as in effect at such time, including the right to receive any remaining option grants and the grant of shares described above would not occur.

    The term “change in control” means (i) the acquisition, directly or indirectly, of the beneficial or record ownership of more than fifty percent (50%) of the outstanding voting power of the Company (by operation of law or otherwise) by any Person, provided, however, that the merger or consolidation of the Company with another entity as a result of which more than 50% of the outstanding voting securities of the surviving or resulting entity (or of the parent entity of such resulting or surviving entity) shall be owned in the aggregate by the former owners of the Company, as the same shall have existed immediately prior to such merger or consolidation, shall not constitute a Change of Control, (ii) the sale of all or substantially all of the assets of the Company and its subsidiaries in one or more transactions, or (iii) the merger or consolidation of the Company with another entity as a result of which less than fifty percent (50%) of the outstanding voting securities of the surviving or resulting entity (or of the parent entity of such resulting or surviving entity) shall be owned in the aggregate by the former owners of the Company, as the same shall have existed immediately prior to such merger or consolidation; or (iv) a majority of members of the Board are replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: May 4, 2011	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date: May 4, 2011	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer)