Form 10-Q
period 2011-06-30
NATIONAL HEALTH INVESTORS INC
filed 2011-08-04
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 27,715,253 shares of common stock outstanding of the registrant as of August 2, 2011.

Page

Part I. Financial Information

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

29

Item 4. Controls and Procedures.

29

Part II. Other Information

Item 1. Legal Proceedings.

30

Item 1A. Risk Factors.

31

Item 5. Other Information.

31

Item 6. Exhibits.

32

Signatures

33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Real estate properties:
Land	$44,368	$42,493
Buildings and improvements	434,309	420,704
	478,677	463,197
Less accumulated depreciation	(141,375)	(135,543)
Real estate properties, net	337,302	327,654
Mortgage notes receivable, net	76,516	75,465
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	21,901	2,664
Marketable securities	10,372	22,476
Accounts receivable, net	323	471
Straight-line rent receivable	6,783	4,928
Assets held for sale, net	29,381	36,853
Deferred costs and other assets	1,249	698
Total Assets	$521,959	$509,341

Liabilities and Stockholders' Equity:
Debt	$48,750	$37,765
Real estate purchase liability	4,000	4,000
Accounts payable and accrued expenses	3,268	3,388
Dividends payable	17,041	16,752
Deferred income	1,480	1,461
Earnest money deposit	-	3,475
Total Liabilities	74,539	66,841

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,709,611 and
27,689,392 shares issued and outstanding, respectively	277	277
Capital in excess of par value	465,236	462,392
Cumulative dividends in excess of net income	(25,372)	(35,499)
Unrealized gains on marketable securities	7,279	15,330
Total Stockholders' Equity	447,420	442,500
Total Liabilities and Stockholders' Equity	$521,959	$509,341

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.  The Condensed Consolidated Balance Sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share amounts)

		Three Months Ended	Six Months Ended
		June 30,	June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues:
Rental income	$18,646	$17,500	$37,667	$35,687
Mortgage interest income	1,634	1,602	3,230	3,597
	20,280	19,102	40,897	39,284
Expenses:
Depreciation	2,947	2,786	5,832	5,309
Legal expense	141	174	329	455
Franchise, excise and other taxes	198	252	556	530
General and administrative	1,289	1,331	5,063	5,137
Loan and realty recoveries	-	(573)	-	(573)
	4,575	3,970	11,780	10,858
Income before non-operating income	15,705	15,132	29,117	28,426
Investment income and other	9,790	1,285	11,202	2,717
Interest expense and amortization of loan costs, net of change in fair value of interest rate swap agreement (Note 7)	(1,589)	(474)	(848)	(702)
Income from continuing operations	23,906	15,943	39,471	30,441
Discontinued operations
Income from operations - discontinued	1,211	1,242	2,440	2,687
Gain on sale of real estate	-	2,004	2,299	2,004
Income from discontinued operations	1,211	3,246	4,739	4,691
Net income	$25,117	$19,189	$44,210	$35,132

Weighted average common shares outstanding:
Basic	27,708,136	27,665,629	27,702,432	27,649,003
Diluted	27,799,616	27,729,034	27,797,863	27,705,257
Earnings per common share:
Basic:
Income from continuing operations	$.86	$.57	$1.42	$1.10
Discontinued operations	.04	.12	.17	.17
Net income per common share	$.90	$.69	$1.59	$1.27
Diluted:
Income from continuing operations	$.86	$.57	$1.42	$1.10
Discontinued operations	.04	.12	.17	.17
Net income per common share	$.90	$.69	$1.59	$1.27

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$44,210	$35,132
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	5,832	5,452
Straight-line rent adjustment	(1,855)	(1,429)
Non-cash interest income on construction loan	(488)	(33)
Provision for loan and realty recoveries	-	(573)
Gain on sale of real estate	(2,299)	(2,004)
Net realized gains on sales of marketable securities	(8,809)	-
Share-based compensation	2,645	2,038
Increase in fair value of interest rate swap agreement	(266)	-
Change in operating assets and liabilities:
Accounts receivable	148	(22)
Deferred costs and other assets	(285)	(347)
Accounts payable and accrued expenses	(120)	114
Deferred income	19	575
Net cash provided by operating activities	38,732	38,903

Cash flows from investing activities:
Investment in mortgage notes receivable	(3,367)	(8,589)
Collection of mortgage notes receivable	2,804	4,760
Investment in real estate properties	(15,480)	(88,475)
Receipt of earnest money deposits	525	3,175
Proceeds from disposition of real estate properties	5,771	6,247
Proceeds from sales of marketable securities	12,862	-
Net cash provided by (used in) investing activities	3,115	(82,882)

Cash flows from financing activities:
Net change in borrowings under a revolving credit facility	(37,765)	43,823
Borrowings on term loan	50,000	-
Principal payments on term loan	(1,250)	-
Stock options exercised	199	38
Dividends paid to stockholders	(33,794)	(33,856)
Net cash (used in) provided by financing activities	(22,610)	10,005

Increase (decrease) in cash and cash equivalents	19,237	(33,974)
Cash and cash equivalents, beginning of period	2,664	45,718
Cash and cash equivalents, end of period	$21,901	$11,744

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$955	$358
Supplemental schedule of non-cash activities:
Settlement of mortgage note by real estate acquisition (Note 8)	$-	$22,936
Cash withheld at closing of real estate acquisition (Note 8)	$-	$1,000
Earnest money deposit applied to sale of real estate	$4,000	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

				Cumulative	Unrealized
			Capital in	Dividends	Gains	Total
	Common Stock		Excess of	in Excess of	on Marketable	Stockholders'
	Shares	Amount	Par Value	Net Income	Securities	Equity
Balances at December 31, 2010	27,689,392	$277	$462,392	$(35,499)	$15,330	$442,500
Comprehensive income
Net income	-	-	-	44,210	-	44,210
Comprehensive income
Unrealized holding gain arising during the period	-	-	-	-	758	758
Less: reclassification adjustment for gains included in net income					(8,809)	(8,809)
Net gain recognized in other comprehensive income					(8,051)	(8,051)
Total comprehensive income						36,159
Shares issued on stock options exercised	20,219	-	199	-	-	199
Share-based compensation	-	-	2,645	-	-	2,645
Cash Dividends:
Cash dividends to common stockholders, $1.23 per share	-	-	-	(34,083)	-	(34,083)

Balances at June 30, 2011 (unaudited)	27,709,611	$277	$465,236	$(25,372)	$7,279	$447,420

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

    Our tax returns filed for years beginning in 2007 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our condensed consolidated financial statements as a component of income tax expense.

Discontinued Operations and Assets Held for Sale - We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Condensed Consolidated Statements of Income.  Long-lived assets classified as held for sale are reported separately in the Condensed Consolidated Balance Sheet.

Reclassifications – Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2.  REAL ESTATE

    At June 30, 2011, exclusive of assets held for sale, we had investments in 92 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  The 41 properties leased to NHC include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed by NHC.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the six months ended June 30, 2011, rental income from continuing operations was $37,667,000, of which $18,317,000 (48.6%) was recognized from NHC consisting of base rent of $16,850,000 and percentage rent of $1,467,000, $635,000 of which related to final determination of NHC’s 2010 revenues.  For the six months ended June 30, 2010, rental income from continuing operations was $35,687,000, of which $17,849,000 (50%) was recognized from NHC consisting of base rent of $16,850,000 and percentage rent of $999,000, $485,000 of which related to final determination of NHC's 2009 revenues.  For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Acquisitions and New Leases of Real Estate

    In May 2011, we completed a $15,000,000 purchase of four assisted living facilities totaling 183 units in Louisiana.  The facilities, which have an average age of 13 years, are being leased to Selah Management Group over 15 years at an initial lease amount of $1,275,000 per year plus annual fixed escalators.

Planned or Completed Dispositions of Certain Real Estate

    In December 2009, we entered into an agreement with our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”), to sell six skilled nursing facilities in Texas.  The planned sale of these facilities meets the accounting criteria as being held for sale and is expected to close when HUD financing is arranged by Fundamental.  In January 2011, the first of these six facilities having a carrying value of $4,039,000 was sold for total cash proceeds of $4,500,000.  As of June 30, 2011, the carrying value of $29,381,000 represented the lesser of the remaining five facilities’ net book value or estimated fair value less cost to sell.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.

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

NOTE 3.  MORTGAGE NOTES RECEIVABLE

    At June 30, 2011, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 30 health care properties.  Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner.

    We have a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation center with a skilled nursing license in Mesa, Arizona.  Construction on the facility began in June 2010 and was completed in March 2011.  NHI has the option to purchase and lease back the facility when it reaches a predetermined level of stabilized net operating income.  The $13,870,000 commitment includes an $11,870,000 construction loan and an additional $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics.  The loan is for a period of five years and requires payments of interest only at a rate of 10%.  Per the terms of the loan agreement, interest payments will be accrued as part of the construction loan balance until the full loan amount is drawn.  Santé meets the accounting criteria to be considered a variable interest entity.  However, we do not have any role in the day-to-day management of the entity; we do not have an obligation to absorb the entity’s losses; and we do not have a right to receive benefits from the entity; therefore, we are not the primary beneficiary of the entity and have not consolidated the Santé assets, liabilities, non-controlling interests, and results of activities with our condensed consolidated financial statements.  During the six months ended June 30, 2011, we funded $3,634,000 of our loan commitment.  At June 30, 2011, the carrying amount of our loan of $11,376,000 is our maximum exposure to loss.  We have not provided any financial or other support other than amounts drawn on the construction loan in accordance with the terms of the loan agreement.

NOTE 4.  INVESTMENT IN PREFERRED STOCK, AT COST

    In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into 2,000,000 shares of LTC common stock.  The closing price of LTC’s common stock at June 30, 2011 was $27.82 per share.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets.  Dividends to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared.  The carrying value of the preferred stock at June 30, 2011 and December 31, 2010 equals its original cost of $38,132,000.

NOTE 5.  INVESTMENTS IN MARKETABLE SECURITIES

    Our investments in marketable securities include available-for-sale securities and are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

    During the six months ended June 30, 2011 and 2010, we recognized $519,000 and $627,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in non-operating income in the Condensed Consolidated Statements of Income.

    During the six months ended June 30, 2011, we sold our 96,330 shares of National HealthCare Corporation’s convertible preferred stock in addition to the sale of 381,000 common shares of LTC and recognized gains of $8,655,000 and $8,809,000 for the three and six month periods ending June 30, 2011, respectively.

Marketable securities consist of the following (in thousands):

	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common and preferred stock of other REITs	$3,093	$10,372	$5,831	$21,156
NHC convertible preferred stock	-	-	1,315	1,320
	$3,093	$10,372	$7,146	$22,476

    Gross unrealized gains related to available-for-sale securities were $7,279,000 at June 30, 2011 and $15,330,000 at December 31, 2010.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At June 30, 2011 and December 31, 2010, there were no material differences between the carrying amounts and fair values of our financial instruments, which also included our mortgage notes receivable and borrowings under our credit facility.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$10,372	$10,372	$-	$-
Interest rate swap agreement	266	-	266	-
	$10,638	$10,372	$266	$-

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

NOTE 7.  DEBT

    On November 3, 2010, we entered into a $100,000,000 unsecured credit facility with Regions Bank as agent and Pinnacle National Bank as a participating bank.  A total of $50,000,000 can be drawn on a revolving basis with a maturity of three years (November 3, 2013) with interest at a margin of 250 basis points over LIBOR (2.81% at June 30, 2011).  There is an accordion feature in the credit facility that could increase the total credit facility to $200,000,000.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at June 30, 2011.  On January 31, 2011, $50,000,000 was drawn on a term loan, whose proceeds were used to repay the revolving line, to mature in five years with interest at a fixed rate of 3.98% based on an interest rate swap agreement.  The term loan provides for quarterly principal payments of $625,000.  The interest rate swap agreement was entered into to limit the Company’s interest rate risk exposure related to the term loan.  At June 30, 2011, the term loan had an outstanding balance of $48,750,000 and the credit facility had an unused balance of $50,000,000.

    The change in the fair value of our interest rate swap agreement is presented as a component of interest expense in our Condensed Consolidated Statements of Income.  During the three months ended June 30, 2011, the fair value of the swap agreement decreased $988,000 and was charged to interest expense.  For the six months ended June 30, 2011, we recognized $1,037,000 in interest expense based on the terms of our credit agreement, $77,000 in amortization of loan costs related to this credit facility, offset by an increase in the fair value of the interest rate swap agreement of $266,000.

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

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in conditional payments to be made over the next three years based on Bickford’s expected achievement of certain operating financial thresholds.  No conditional amounts have been paid as of June 30, 2011.

    In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000.  The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment which is expected to be made in 2011.

    As described in Note 2, we have agreed to sell six (five remaining) skilled nursing facilities to our current lessee, affiliates of Fundamental.  We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual increases.

    As of June 30, 2011, we had pending commitments related to three health care real estate projects: (1) as described in Note 3, in June 2010, we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of June 30, 2011, we had funded a total of $11,376,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated; during the six months ended June 30, 2011, we funded $481,000 of this commitment, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

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

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 3:09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserted that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleged that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint sought no relief from NHI itself.  The defendants filed a motion to dismiss the amended complaint for failure to make an adequate pre-filing demand.  On September 21, 2010, the Court granted that motion, entered a judgment, and dismissed the action with prejudice.  Despite that ruling, the Company’s Board received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserted that certain NHI directors and officers breached their fiduciary duties to NHI in connection with its transaction with CFA.  In response to the October 11, 2010 demand, the Company’s Board appointed a special committee that on December 6, 2010 made its report and recommendation to the Board.  The Board considered the demand and unanimously accepted the special committee’s recommendation to reject the demand on the basis that pursuing the proposed claims, in whole or in part, would not be in the best interests of the Company.  Mr. Shearer was notified of the Board’s determination by letter dated December 13, 2010.  On February 3, 2011, Mr. Shearer filed a new derivative shareholder lawsuit (M.D. Tenn. Case No. 3:11-99), making the same claim and allegations as in the action that was dismissed with prejudice.  The Company has responded to the new lawsuit by filing a motion to dismiss, in which the Company contends that Mr. Shearer lacks standing to bring the action given the Board’s acceptance of the special committee’s recommendation.  The individual defendants have filed a separate motion to dismiss, in which they contend that the judgment in the first action precludes a subsequent action.  Both motions have been fully briefed and are pending before the Court.

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

    In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of June 30, 2011, 347,301 shares were available for future grants under the 2005 plan.  The individual restricted stock and option grant awards vest over periods up to ten years.  The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

    The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of June 30, 2011, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

    Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $2,645,000 for the six months ended June 30, 2011, consisting of $2,639,000 for stock options and $6,000 for restricted stock, as compared to $2,038,000 for the six months ended June 30, 2010, consisting of $2,024,000 for stock options and $14,000 for restricted stock.  At June 30, 2011, we had $1,007,000 of unrecognized compensation cost related to unvested restricted shares issued and unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2011 - $528,000; 2012 - $429,000, and 2013 - $50,000.  Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the six months ended June 30, 2011 and 2010:

	2011	2010
Options outstanding, January 1,	384,507	253,836
Options granted under 2005 Plan	340,000	395,000
Options forfeited under 2005 Plan	(3,334)	-
Options exercised under 1997 Plan	(15,000)	(48,717)
Options exercised under 2005 Plan	(28,584)	(123,946)
Options outstanding, June 30,	677,589	476,173

Exercisable June 30,	488,996	312,331

The following table summarizes our restricted stock activity for the six months ended June 30, 2011 and 2010:

	2011	2010
Non-vested at January 1,	3,175	5,100
Vested during the period	(1,925)	(1,925)
Non-vested at June 30,	1,250	3,175

NOTE 10.  NON-OPERATING INCOME

Non-operating income is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Dividend income	$1,020	$1,132	2,156	2,263
Interest income	47	9	70	67
Realized gains on sale of marketable securities	8,655	-	8,809	-
Other revenue	68	144	167	387
	$9,790	$1,285	11,202	2,717

NOTE 11.  DISCONTINUED OPERATIONS

    As described in Note 2, the planned sale of the Fundamental facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $1,211,000 and $1,168,000 for the three months ended June 30, 2011 and 2010, respectively, and $2,399,000 and $2,417,000 for the six months ended June 30, 2011 and 2010, respectively.

    In June 2010, we sold two skilled nursing facilities in Texas to the current lessee Legend Healthcare and affiliates (“Legend”).  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $-0- and ($13,000) for the three months ended June 30, 2011 and 2010, respectively, and $-0- and $107,000 for the six months ended June 30, 2011 and 2010, respectively.  Revenue from the Legend facilities includes a write-off of the remaining straight-line rent adjustment when the facilities were sold.

    As described in Note 2, in December 2010, we agreed to the terms of sale with the current tenant of two medical office buildings.  The sale of these facilities met the accounting criteria as being held for sale.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $0 and $146,000 for the three months ended June 30, 2011 and 2010, respectively, and $41,000 and $292,000 for the six months ended June 30, 2011 and 2010, respectively.

    Income from discontinued operations, excluding gains on sale of real estate, is summarized below: (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	1,211	$1,300	$2,440	$2,816
Expenses:
Depreciation	-	72	-	143
General and administrative	-	(14)	-	(14)
Income from operations – discontinued	1,211	$1,242	$2,440	$2,687

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

    The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Income from continuing operations	$23,906	$15,943	$39,471	$30,441
Discontinued operations	1,211	3,246	4,739	4,691

Net income available to common stockholders	$25,117	$19,189	$44,210	$35,132

BASIC:
Weighted average common shares outstanding	27,708,136	27,665,629	27,702,432	27,649,003

Income from continuing operations per common share	$.86	$.57	$1.42	$1.10
Discontinued operations per common share	.04	.12	.17	.17
Net income per common share	$.90	$.69	$1.59	$1.27

DILUTED:
Weighted average common shares outstanding	27,708,136	27,665,629	27,702,432	27,649,003
Stock options	90,145	60,625	93,690	53,179
Restricted shares	1,335	2,780	1,741	3,075
Weighted average dilutive common shares outstanding	27,799,616	27,729,034	27,797,863	27,705,257

Income from continuing operations per common share	$.86	$.57	$1.42	$1.10
Discontinued operations per common share	.04	.12	.17	.17
Net income per common share	$.90	$.69	$1.59	$1.27

Incremental shares excluded since anti-dilutive:
Stock options	23,123	1,764	9,735	3,057

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

Executive Overview

    National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries.  As of June 30, 2011, our portfolio consisted of real estate (excluding corporate office and assets held for sale) and mortgage investments with a carrying value totaling $413,079,000 and other investments in preferred stock and marketable securities of $48,504,000 resulting in total invested assets of $461,583,000.  We are a self-managed REIT with our own management reporting directly to our Board of Directors.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, an acute psychiatric hospital, an acute care hospital, and a transitional rehabilitation center, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary term debt.

Major Customer - NHC

    We lease 41 health care facilities to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  For the six months ended June 30, 2011, rental income from continuing operations was $37,667,000, of which $18,317,000 (48.6%) was recognized from NHC consisting of base rent of $16,850,000 and percentage rent of $1,467,000, $635,000 of which related to final determination of NHC’s 2010 revenues.  Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 11.6% of our total portfolio on June 30, 2011, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been presented in NHC’s financial statements for as many as 20 years.  As a result, we believe that the fair value of these assets is significantly in excess of their net book value of $47,977,000 at June 30, 2011.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

    As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, and other relevant information.

    The following tables summarize our investments in real estate (excluding net investment in corporate office and assets held for sale) and mortgage notes receivable as of June 30, 2011:

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	51	6,858		$170,998,000
Assisted Living Facilities	33	1,858		136,472,000
Medical Office Buildings	2	88,517	*	4,787,000
Independent Living Facilities	4	456		6,655,000
Acute Psychiatric Hospitals	1	66		12,091,000
Acute Care Hospitals	1	55		5,560,000
Total Real Estate Properties	92			336,563,000

Mortgage Notes Receivable
Skilled Nursing Facilities	27	2,730		60,511,000
Assisted Living Facilities	2	146		4,629,000
Transitional Rehabilitation Center	1	70		11,376,000
Total Mortgage Notes Receivable	30	2,946		76,516,000
Total Portfolio	122			$413,079,000

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	92	81.5%		$336,563,000
Mortgage Notes Receivable	30	18.5%		76,516,000
Total Portfolio	122	100.0%		$413,079,000

Summary of Facilities by Type
Skilled Nursing Facilities	78	56.0%		$231,509,000
Assisted Living Facilities	35	34.2%		141,101,000
Medical Office Buildings	2	1.2%		4,787,000
Independent Living Facilities	4	1.6%		6,655,000
Acute Psychiatric Hospitals	1	2.9%		12,091,000
Acute Care Hospitals	1	1.3%		5,560,000
Transitional Rehabilitation Center	1	2.8%		11,376,000
Total Real Estate Portfolio	122	100.0%		$413,079,000

Portfolio by Operator Type
Public	54	22.6%		$93,537,000
Regional	54	64.0%		264,211,000
Small	14	13.4%		55,331,000
Total Real Estate Portfolio	122	100.0%		$413,079,000

Public Operators
National HealthCare Corp.	41	11.5%		$47,977,000
Emeritus Senior Living	8	4.8%		19,700,000
Sunrise Senior Living, Inc.	1	2.8%		11,485,000
Community Health Systems, Inc.	2	1.7%		7,128,000
Sun Healthcare Group, Inc.	2	1.8%		7,247,000
Total Public Operators	54	22.6%		$93,537,000

    Operators of more than 3% of our total real estate investments are as follows: American HealthCare, LLC; Bickford Senior Living; ElderTrust of Florida, Inc.; Emeritus Senior Living; Health Services Management, Inc.; Helix Healthcare, Inc.; Legend Healthcare, LLC; National HealthCare Corp.; Selah Management Group; SeniorTrust of Florida, Inc; Senior Living Management Corporation, LLC; and Suite Living Senior Specialty Services.

    As of June 30, 2011, the average effective quarterly rental income was $1,831 per licensed bed for skilled nursing facilities, $2,497 per unit for assisted living facilities, $1,011 per unit for independent living facilities, $7,045 per bed for acute psychiatric hospitals, $12,770 per bed for acute care hospitals and $3 per square foot for medical office buildings.

    We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At June 30, 2011, our investment in common and preferred shares of publicly-held REITs was $48,504,000.  Refer to Notes 4, 5 and 6 of our condensed consolidated financial statements for further information.

Areas of Focus

    We are evaluating and will potentially make investments during the remainder of 2011 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our total book capitalization and relative to our peers in the industry.  New investments in real estate and mortgage notes in 2011 are expected to be funded by our liquid investments and by debt financing.  We intend to make new investments that meet our underwriting criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

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

    We believe that the carrying amounts of our real estate properties are recoverable and mortgage notes receivable are realizable (including those identified as impaired or non-performing) and are supported by the value of the underlying collateral.  However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

    During the six months ended June 30, 2011 and 2010, we did not recognize any write-downs of our real estate properties or mortgage notes receivable.

Planned or Completed Dispositions of Certain Real Estate

See Note 2 to the condensed consolidated financial statements.

Potential Effects of Reductions in Medicare Reimbursement

   On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced the Skilled Nursing Facilities – Prospective Payment System final rule for fiscal year 2012 that cuts Medicare payments to skilled nursing facility operators by a net 11.1% beginning October 1, 2011.  We currently estimate the majority of our borrowers and lessees will be able to withstand the Medicare cuts described above due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect such Medicare cuts will have on each of our borrowers and lessees.  However, we estimate that two mortgage borrowers (who are not-for-profit entities) will be adversely impacted by the Medicare cuts due to their payor mix, their current payment coverage ratios and limited net equity.  The impact of the CMS reduction in Medicare reimbursement could negatively affect their ability to make full scheduled payments to us, and could have an adverse affect on the carrying value of their mortgage notes.  These borrowers are unlikely to have cash reserves to pay any deficiency in scheduled payments to us and may have difficulties refinancing in an amount to satisfy their indebtedness to us.  We have offered to one borrower an extension of the maturity of their mortgage note for one year beyond the current maturity of August 31, 2011.  We have also begun discussions with both borrowers to acquire their real estate assets and to subsequently lease those assets to third parties.  The mortgage notes receivable from the borrowers have an aggregate principal balance of $39,018,000 at June 30, 2011 and interest income amounted to $1,128,000 for the six months then ended.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

    The significant items affecting income and expenses are described below.

	Three Months Ended
	June 30,		Period Change
	2011	2010	$	%
Rental income:
Billed rent
ALFs leased to Senior Living Management	$254	$-	$254	NM
ALFs leased to Bickford Senior Living	858	605	253	41.8%
SNFs leased to National HealthCare Corp.	8,840	8,609	231	2.7%
ALFs leased to Selah Management Group	205	-	205	NM
Other new and existing leases	7,543	7,381	162	2.2%
	17,700	16,595	1,105	6.7%
Straight-line rent adjustments, new and existing leases	946	905	41	4.5%
Total Rental Income	18,646	17,500	1,146	6.6%

Mortgage interest income:
Santé Mesa	267	32	235	NM
Other new and existing mortgages	1,367	1,570	(203)	(12.9%)
Total Mortgage Interest Income	1,634	1,602	32	2.0%
Total Revenue	20,280	19,102	1,178	6.2%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	254	180	74	41.1%
ALFs leased to Senior Living Management	72	-	72	NM
ALFs leased to Selah Management Group	69	-	69	NM
Other new and existing assets	2,552	2,606	(54)	(2.1%)
Total Depreciation	2,947	2,786	161	5.8%
Loan and realty recoveries	-	(573)	573	NM
Other expenses	1,628	1,757	(129)	(7.4%)
	4,575	3,970	605	15.3%
Income before non-operating items	15,705	15,132	573	3.8%
Non-operating income(1)	9,790	1,285	8,505	NM
Interest expense and amortization of loan costs:
Change in fair value of interest rate swap agreement	(988)	-	(988)	NM
Interest expense	(560)	(379)	(181)	47.8%
Amortization of loan costs	(41)	(95)	54	56.4%
	(1,589)	(474)	(1,115)	NM
Income from continuing operations	23,906	15,943	7,963	49.9%
Income from discontinued operations(2)	1,211	1,242	(31)	(2.5%)
Net gain on sale of real estate	-	2,004	(2,004)	NM
Net income	$25,117	$19,189	$5,928	30.9%

Net income per common share, basic and diluted	$.90	$.69	$.21	30.4%

(1) See Note 10 to the condensed consolidated financial statements
(2) See Note 11 to the condensed consolidated financial statements
NM – not meaningful

    Financial highlights of the three months ended June 30, 2011 compared to the same period in 2010 were as follows:

*

Rental income increased $1,146,000, or 6.6% when compared to the same period in the prior year as a result of new real estate investments during 2010 and 2011 and an increase in the amount of percentage rental income received from National HealthCare Corp.  Future increases in rental income depend primarily on our ability to make new investments which meet our underwriting criteria.

*

Mortgage interest income increased $32,000 due to interest earned on new mortgage loan investments in 2010 and 2011, but was partially offset by normal amortization, final maturity or early payoffs of our existing mortgage loans.  Unless we continue to make new investments in mortgages in 2011 and future years, our mortgage interest income will decrease due to the normal amortization and scheduled maturities of our loans.

*

Depreciation expense increased $161,000, or 5.8%, primarily due to new real estate investments made in 2010 and 2011.

*

Non-operating income includes a gain of $8,655,000 on the sale of marketable securities as described in Note 5 and 10 to the condensed consolidated financial statements.

*

Interest expense on our revolving credit facility and term loan is due to our borrowings to fund new real estate and mortgage note investments.  Upfront fees and other loan-related costs are amortized over the term of the credit facility.  We recognize changes in the fair value of interest rate swap agreements as an adjustment to interest expense, such amount being $988,000 for the three months ended June 30, 2011.  See Note 6 and 7 to the condensed consolidated financial statements for additional information.

*

As discussed in Note 2 to the condensed consolidated financial statements, we completed a sale of two skilled nursing facilities in Texas in June 2010 and recognized a gain of $2,004,000 as a result of this transaction.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

    The significant items affecting income and expenses are described below.

	Six Months Ended
	June 30,		Period Change
	2011	2010	$	%
Rental income:
Billed rent
SNFs leased to Health Services Management	$3,100	$2,583	$517	20.0%
ALFs leased to Bickford Senior Living	1,717	1,205	512	42.5%
ALFs leased to Senior Living Management	507	-	507	NM
ALFs leased to Suite Living Senior Specialty Services	1,086	650	436	67.1%
SNFs leased to National HealthCare Corp.	18,317	17,849	468	2.6%
RGL Development, LLC(1)	-	1,520	(1,520)	NM
Other new and existing leases	11,067	10,309	758	7.4%
	35,794	34,116	1,678	4.9%
Straight-line rent adjustments, new and existing leases	1,873	1,571	302	19.2%
Total Rental Income	37,667	35,687	1,980	5.6%

Mortgage interest income:
Care Foundation of America, Inc.(2)	-	560	(560)	NM
Granite Investment Group(2)	-	121	(121)	NM
Legend Healthcare, LLC(2)	-	120	(120)	NM
Santé Mesa, LLC	488	32	456	NM
Other new and existing mortgages	2,742	2,764	(22)	(0.8%)
Total Mortgage Interest Income	3,230	3,597	(367)	(10.2%)
Total Revenue	40,897	39,284	1,613	4.1%
Expenses:
Depreciation
SNFs leased to Health Services Management	779	649	130	20.0%
ALFs leased to Bickford Senior Living	508	361	147	40.7%
ALFs leased to Senior Living Management	144	-	144	NM
ALFs leased to Suite Living Senior Specialty Services	268	169	99	58.6%
Other new and existing assets	4,133	4,130	3	0.1%
Total Depreciation	5,832	5,309	523	9.9%
Loan and realty recoveries	-	(573)	573	NM
Other expenses	5,948	6,122	(174)	(2.9%)
	11,780	10,858	922	8.5%
Income before non-operating items	29,117	28,426	691	2.4%
Non-operating income(3)	11,202	2,717	8,485	NM
Interest expense and amortization of loan costs:
Change in fair value of interest rate swap agreement	266	-	266	NM
Interest expense	(1,037)	(544)	(493)	90.6%
Amortization of loan costs	(77)	(158)	81	(51.3%)
	(848)	(702)	146	(20.8%)
Income from continuing operations	39,471	30,441	9,030	29.7%
Income from discontinued operations(4)	2,440	2,687	(247)	(9.2%)
Net gain on sale of real estate	2,299	2,004	295	14.7%
Net income	$44,210	$35,132	$9,078	25.8%

Net income per common share, basic and diluted	$1.59	$1.27	$.32	25.2%

(1) Past due rent received and recognized into income on ALFs currently leased to Emeritus Senior Living
(2) Mortgages paid off at or prior to maturity
(3) See Note 10 to the condensed consolidated financial statements
(4) See Note 11 to the condensed consolidated financial statements
NM – not meaningful

    Financial highlights of the six months ended June 30, 2011 compared to the same period in 2010 were as follows:

*

Excluding the impact of past due rent received from RGL Development in 2010 (as discussed below), rental income increased $3,500,000 or 10% when compared to the same period in the prior year primarily as a result of new real estate investments of $121,672,000 during 2010 and $15,480,000 during 2011.  Rental income in 2010 included $1,520,000 of past due rent received and recognized into income from RGL Development, the former tenant of eight ALFs which are currently leased to Emeritus Senior Living.  Future increases in rental income depend primarily on our ability to make new investments which meet our underwriting criteria.

*

Mortgage interest income decreased $367,000 due to normal amortization, final maturity or early payoffs of our mortgage loans, but was partially offset by interest earned on new mortgage loan investments of $12,422,000 in 2010 and $3,634,000 during 2011.  Unless we continue to make new investments in mortgages in 2011 and future years, our mortgage interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

*

Depreciation expense increased $523,000, or 9.9%, primarily due to new real estate investments made in 2010.

*

Non-operating income includes a gain of $8,809,000 on the sale of marketable securities as described in Note 5 and 10 to the condensed consolidated financial statements.

*

Interest expense on our revolving credit facility and term loan is due to our borrowings to fund new real estate and mortgage note investments.  Upfront fees and other loan-related costs are amortized over the term of the credit facility.  We recognize changes in the fair value of interest rate swap agreements as an adjustment to interest expense, such amount being $266,000 for the six months ended June 30, 2011.  See Note 6 and 7 to the condensed consolidated financial statements for additional information.

*

As discussed in Note 2 to the condensed consolidated financial statements, we completed the sale of one skilled nursing facility in January 2011 and two medical office buildings in February 2011 and recognized gains of $2,299,000 as a result of these transactions.  In June 2010, we completed a sale of two skilled nursing facilities in Texas and recognized a gain of $2,004,000 as a result of this transaction.

Liquidity and Capital Resources

Sources and Uses of Funds

    Our primary sources of cash include rent and interest payments, principal payments on mortgage notes receivable, proceeds from the sales of real property and borrowings from our term loan and revolving credit facility.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), investments in real estate and mortgage loans and general overhead.

    These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change
Cash and cash equivalents at beginning of period	$2,664	$45,718	$(43,054)	-94.2%
Cash provided by operating activities	38,732	38,903	(171)	-0.4%
Cash provided by (used in) investing activities	3,115	(82,882)	85,997	103.8%
Cash (used in) provided by financing activities	(22,610)	10,005	(32,615)	-326.0%
Cash and cash equivalents at end of period	$21,901	$11,744	$10,157	86.49%

   Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2011 decreased slightly as a result of the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

   Investing Activities – Net cash flows provided by investing activities for the six months ended June 30, 2011 increased from the same period during the prior year primarily due to investments in real estate and mortgage loans of $18,847,000 in 2011 compared to $97,064,000 in 2010.  Proceeds from sales of marketable securities amounted to $12,862,000 in 2011.

   Financing Activities – Net cash used in financing activities for the six months ended June 30, 2011 consists primarily of repayments of borrowings on our revolving credit facility of $37,765,000 and offset by borrowings on our term loan of $50,000,000.  During the same period in 2010, our net borrowings were $43,823,000.  Dividends paid to stockholders during the first six months of 2011 were $33,794,000.

Liquidity

    At June 30, 2011, our liquidity was strong, with $82,273,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility.  In addition, our investment in LTC preferred stock is convertible into common stock having a current market value of $55,640,000.  Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

    Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.

    On November 3, 2010, we entered into a $100,000,000 unsecured credit facility with Regions Bank as agent and Pinnacle National Bank as a participating bank.  A total of $50,000,000 can be drawn on a revolving basis with a maturity of three years (November 3, 2013) with interest at a margin of 250 basis points over LIBOR (2.81% at June 30, 2011).  There is an accordion feature in the credit facility that could increase the total credit facility to $200,000,000.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at June 30, 2011.  On January 31, 2011, $50,000,000 was drawn on a term loan to mature in five years with interest at a fixed rate of 3.98% based on an interest rate swap agreement.  The interest rate swap agreement was entered into to limit the Company’s interest rate risk exposure related to the term loan.  At June 30, 2011, the term loan had an outstanding balance of $48,750,000 and the credit facility had an unused balance of $50,000,000.

    We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2011 and thereafter.  During the first six months of 2011, we declared (1) a quarterly dividend of $.615 per common share to shareholders of record on March 31, 2011 and was paid on May 10, 2011; and (2) a quarterly dividend of $.615 per common share to shareholders of record on June 30, 2011 and payable on August 10, 2011.

    Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2010 fourth quarter dividend was $.605 per common share and was paid on January 31, 2011.

Off Balance Sheet Arrangements

    We currently have no outstanding guarantees or letters of credit.  At June 30, 2011, we had outstanding an interest rate swap agreement to fix the interest rate on our term loan ($48,750,000 notional amount as of June 30, 2011) at 3.98% for five years.  See further discussion of the interest rate swap agreement in Note 7 to the condensed consolidated financial statements.

Contractual Obligations and Contingent Liabilities

As of June 30, 2011, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1	Year 2-3	Year 4-5
Term loan principal and interest payments(1)	$56,159	$2,223	$8,613	$45,323
Real estate purchase liability	4,000	1,500	2,500	-
Construction loan commitment	2,494	2,494	-	-
Borrowings under revolving credit facility, including interest(2)	1,079	128	508	443
Capital improvements	269	269	-	-
Mortgage note advances	50	50	-	-
	$64,051	$6,664	$11,621	$45,766

(1) Principal payments of $625,000 each quarter and interest payments at an annual rate of 3.98% on the outstanding balance.

(2) At June 30, 2011, the revolving credit facility did not have an outstanding balance.  The unused line fee of 0.5% was applied to the full $50,000,000 available under the revolving portion of the credit facility.

Contingencies

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in conditional payments to be made over the next three years based on Bickford’s expected achievement of certain operating financial thresholds.  No conditional amounts have been paid as of June 30, 2011.

    In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000.  The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment which is expected to be made in 2011.

Commitments

    As of June 30, 2011, we had pending commitments related to three health care real estate projects: (1) as described in Note 3, in June 2010, we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of June 30, 2011 we had funded a total of $11,376,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated; during the six months ended June 30, 2011, we funded $481,000 of this commitment, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

    As described in Note 2, we have agreed to sell six skilled nursing facilities to our current lessee, affiliates of Fundamental.  We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual fixed escalators.  This is not reflected in the table above as we cannot predict if or when it will be funded.

Funds From Operations

    Our funds from operations (“FFO”) for the six months ended June 30, 2011 increased $9,060,000 or 23.7% over the same period in 2010 due primarily to gains of $8,809,000 on sales of a portion of our investment in marketable securities.  Our normalized FFO for the six months ended June 30, 2011 increased $1,828,000 or 5.0% over the same period in 2010.  The increase in normalized FFO was primarily the result of the impact on net income of our new real estate investments in 2010.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options using the treasury stock method.  We define “normalized FFO” as FFO excluding certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing funds from operations for the current period to similar prior periods.

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

    The following table reconciles net income to FFO and Normalized FFO and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$25,117	$19,189	$44,210	$35,132
Elimination of certain non-cash items in net income:
Real estate depreciation - continuing operations	2,730	2,617	5,421	5,013
Real estate depreciation - discontinued operations	-	66	-	131
Net gain on sale of real estate	-	(2,004)	(2,299)	(2,004)
Funds from operations	$27,847	$19,868	$47,332	$38,272
Collection and recognition of past due rent	-	-	-	(1,520)
Recoveries of previous write-downs	-	(573)	-	(573)
Gains on sales of marketable securities	(8,655)	-	(8,809)	-
Change in fair value of interest rate swap agreement(1)	988	-	(266)	-
Other items	-	(40)	-	250
Normalized FFO	$20,180	$19,255	$38,257	$36,429

BASIC
Weighted average common shares outstanding	27,708,136	27,665,629	27,702,432	27,649,003
FFO per common share	$1.00	$.72	$1.71	$1.38
Normalized FFO per common share	$.73	$.70	$1.38	$1.32

DILUTED
Weighted average common shares outstanding	27,799,616	27,729,034	27,797,863	27,705,257
FFO per common share	$1.00	$.72	$1.70	$1.38
Normalized FFO per common share	$.73	$.70	$1.38	$1.32

(1) Beginning with the three months ended June 30, 2011, the Company has included in its definition of normalized FFO the change in the fair value of an interest rate swap agreement, a non-cash adjustment.  Accordingly, the normalized FFO per basic and diluted common share for the three months ended March 31, 2011 is now $0.65 rather than $0.70 per basic and diluted common share, as previously reported.

    The results of operations for facilities included in assets held for sale or facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported FFO.

Funds Available for Distribution

    Our funds available for distribution (“FAD”) for the six months ended June 30, 2011 increased $9,078,000 or 23.2% over the same period in 2010 due primarily to gains of $8,809,000 on sales of a portion of our investment in marketable securities.  Our normalized FAD for the six months ended June 30, 2011 increased $2,112,000 or 5.7% over the same period in 2010.  The increase in normalized FAD was primarily the result of the impact on net income of our new real estate investments in 2010.  FAD represents net earnings available to common stockholders, excluding the effects of asset dispositions and straight-line rent adjustments, plus depreciation, stock based compensation and changes in the fair value of our interest rate swap agreement, if any.  Diluted FAD assumes the exercise of stock options using the treasury stock method.  We define “normalized FAD” as FAD excluding certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing funds from operations for the current period to similar prior periods.

    Since other REITs may not use our definition of FAD, caution should be exercised when comparing our Company’s FAD to that of other REITs.  FAD in and of itself does not represent cash generated from operating activities in accordance with GAAP (FAD does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

	Three months ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$25,117	$19,189	$44,210	$35,132
Depreciation in continuing operations	2,947	2,786	5,832	5,309
Depreciation in discontinued operations	-	72	-	143
Net gain on sale of real estate	-	(2,004)	(2,299)	(2,004)
Straight-line lease revenue, net	(945)	(767)	(1,855)	(1,429)
Non-cash stock based compensation	274	217	2,645	2,038
Change in fair value of interest rate swap agreement	988	-	(266)	-
Funds available for distribution	28,381	19,493	48,267	39,189
Collection and recognition of past due rent	-	-	-	(1,520)
Recoveries of previous write-downs	-	(573)	-	(573)
Gains on sales of marketable securities	(8,655)	-	(8,809)	-
Other items	-	(40)	-	250
Normalized FAD	$19,726	$18,880	$39,458	$37,346

BASIC
Weighted average common shares outstanding	27,708,136	27,665,629	27,702,432	27,649,003
FAD per common share	$1.02	$0.70	$1.74	$1.42
Normalized FAD per common share	$0.71	$0.68	$1.42	$1.35

DILUTED
Weighted average common shares outstanding	27,799,616	27,729,034	27,797,863	27,705,257
FAD per common share	$1.02	$0.70	$1.74	$1.41
Normalized FAD per common share	$0.71	$0.68	$1.42	$1.35

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

Equity Price Risk

    We consider our investments in marketable securities with a fair value of $10,372,000 at June 30, 2011 as available-for-sale securities.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity.  The investments in marketable securities are recorded at their fair value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $1,037,200 change in the fair value of our investments in marketable securities.

Item 4.

Controls and Procedures.

    Evaluation of Disclosure Control and Procedures. As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2011.

    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    The Health Care Facilities are subject to claims and suits in the ordinary course of business.  Our lessees and borrowers have indemnified and are obligated to continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and are generally obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

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

    On October 20, 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint (M.D. Tenn. Case No. 3:09-991), naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI.  On January 19, 2010, the plaintiff filed an amended complaint.  The amended complaint asserted that the allegations made in the CFA Adversary Proceeding are true and that the individual defendants are responsible for the wrongdoing alleged by CFA in that proceeding and have thus breached their fiduciary duties to NHI.  The derivative amended complaint alleged that, as a result of that breach of duty, NHI has sustained damages in an amount not specified.  The amended complaint sought no relief from NHI itself.  The defendants filed a motion to dismiss the amended complaint for failure to make an adequate pre-filing demand.  On September 21, 2010, the Court granted that motion, entered a judgment, and dismissed the action with prejudice.  Despite that ruling, the Company’s Board received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserted that certain NHI directors and officers breached their fiduciary duties to NHI in connection with its transaction with CFA.  In response to the October 11, 2010 demand, the Company’s Board appointed a special committee that on December 6, 2010 made its report and recommendation to the Board.  The Board considered the demand and unanimously accepted the special committee’s recommendation to reject the demand on the basis that pursuing the proposed claims, in whole or in part, would not be in the best interests of the Company.  Mr. Shearer was notified of the Board’s determination by letter dated December 13, 2010.  On February 3, 2011, Mr. Shearer filed a new derivative shareholder lawsuit (M.D. Tenn. Case No. 3:11-99), making the same claim and allegations as in the action that was dismissed with prejudice.  The Company has responded to the new lawsuit by filing a motion to dismiss, in which the Company contends that Mr. Shearer lacks standing to bring the action given the Board’s acceptance of the special committee’s recommendation.  The individual defendants have filed a separate motion to dismiss, in which they contend that the judgment in the first action precludes a subsequent action.  Both motions have been fully briefed and are pending before the Court.

Item 1A.  Risk Factors.

    During the quarter ended June 30, 2011, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 except for a recent development that has increased the risk factor that stated as follows:

    (Form 10-K) – We are exposed to risks related to governmental payors and regulations and the effect they have on our tenants’ and borrowers’ business.

    On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced the Skilled Nursing Facilities – Prospective Payment System final rule for fiscal year 2012 that cuts Medicare payments to skilled nursing facility operators by a net 11.1% beginning October 1, 2011.  Such reductions in Medicare reimbursement will have an adverse effect on the financial operations of our borrowers and lessees who operate skilled nursing facilities.

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

Item 6.

 Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Form S-11 Registration Statement No. 33-41863)

10.1	Third Amendment dated May 3, 2011 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: August 3, 2011	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date: August 3, 2011	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer)