Form 10-Q/A
period 2011-06-30
NATIONAL HEALTH INVESTORS INC
filed 2011-09-01
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), as filed with the Securities and Exchange Commission on August 4, 2011, is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

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

10.1

Third Amendment dated May 3, 2011 to the Employment

Agreement dated February 25, 2009 by and between NHI and J.

Justin Hutchens (incorporated by

reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011)

31.1

Certification of Chief Executive Officer pursuant to

18 U.S.C. Section 1350, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011)

31.2

Certification of Principal Financial Officer pursuant to

18 U.S.C Section 1350, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011)

32

Certification of Chief Executive Officer and

Principal Financial Officer pursuant to 18 U.S.C.

Section 1350, as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002 (incorporated by

reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011)

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed with this Form 10-Q/A for National Health Investors, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: September 1, 2011	/s/J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date: September 1, 2011	/s/Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer)

3