Form 10-Q
period 2011-09-30
NATIONAL HEALTH INVESTORS INC
filed 2011-11-07
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 27,738,589 shares of common stock outstanding of the registrant as of November 1, 2011.

Page

Part I. Financial Information

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

31

Item 4. Controls and Procedures.

31

Part II. Other Information

Item 1. Legal Proceedings.

32

Item 1A. Risk Factors.

32

Item 6. Exhibits.

33

Signatures

34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Real estate properties:
Land	$44,620	$42,493
Buildings and improvements	436,602	420,704
Construction in progress	3,922	-
	485,144	463,197
Less accumulated depreciation	(143,474)	(135,543)
Real estate properties, net	341,670	327,654
Mortgage notes receivable, net	79,328	75,465
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	15,484	2,664
Marketable securities	9,510	22,476
Accounts receivable, net	473	471
Straight-line rent receivable	7,690	4,928
Assets held for sale, net	29,381	36,853
Deferred costs and other assets	629	698
Total Assets	$522,297	$509,341

Liabilities and Stockholders' Equity:
Debt	$48,125	$37,765
Real estate purchase liability	4,000	4,000
Accounts payable and accrued expenses	3,915	3,388
Dividends payable	17,059	16,752
Deferred income	1,714	1,461
Earnest money deposit	-	3,475
Total Liabilities	74,813	66,841

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,738,589 and
27,689,392 shares issued and outstanding, respectively	277	277
Capital in excess of par value	465,503	462,392
Cumulative dividends in excess of net income	(23,623)	(35,499)
Unrealized gains on marketable securities	5,327	15,330
Total Stockholders' Equity	447,484	442,500
Total Liabilities and Stockholders' Equity	$522,297	$509,341

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.  The Condensed Consolidated Balance Sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues:
Rental income	$18,765	$17,850	$56,259	$53,355
Mortgage interest income	1,689	1,569	4,919	5,166
	20,454	19,419	61,178	58,521
Expenses:
Depreciation	2,930	2,817	8,729	8,092
Legal expense	119	85	448	540
Franchise, excise and other taxes	185	64	742	594
General and administrative	1,209	1,260	6,271	6,397
Loan and realty recoveries	(99)	-	(99)	(573)
	4,344	4,226	16,091	15,050
Income before non-operating income	16,110	15,193	45,087	43,471
Investment income and other	2,196	1,241	13,398	3,958
Interest expense and amortization of loan costs, net of change in fair value of interest rate swap agreement (Note 7)	(1,781)	(471)	(2,628)	(1,173)
Income from continuing operations	16,525	15,963	55,857	46,256
Discontinued operations
Income from operations - discontinued	1,235	1,371	3,813	4,206
Gain on sale of real estate	1,048	-	3,348	2,004
Income from discontinued operations	2,283	1,371	7,161	6,210
Net income	$18,808	$17,334	$63,018	$52,466

Weighted average common shares outstanding:
Basic	27,729,560	27,673,703	27,711,474	27,657,236
Diluted	27,789,725	27,737,802	27,795,150	27,716,105
Earnings per common share:
Basic:
Income from continuing operations	$.60	$.57	$2.01	$1.67
Discontinued operations	.08	.05	.26	.22
Net income per common share	$.68	$.62	$2.27	$1.89
Diluted:
Income from continuing operations	$.60	$.57	$2.01	$1.67
Discontinued operations	.08	.05	.26	.22
Net income per common share	$.68	$.62	$2.27	$1.89

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$63,018	$52,466
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	8,768	8,322
Straight-line rent adjustment	(2,762)	(2,286)
Non-cash interest income on construction loan	(781)	(137)
Loan and realty recoveries	(99)	(573)
Gain on sale of real estate	(3,348)	(2,004)
Net realized gains on sales of marketable securities	(9,899)	(2)
Share-based compensation	2,912	2,204
Change in fair value of interest rate swap agreement	922	-
Change in operating assets and liabilities:
Accounts receivable	(2)	96
Deferred costs and other assets	69	(364)
Accounts payable and other accrued expenses	(395)	81
Deferred income	253	561
Net cash provided by operating activities	58,656	58,364

Cash flows from investing activities:
Investment in mortgage notes receivable	(6,567)	(9,988)
Collection of mortgage notes receivable	3,584	8,616
Investment in real estate properties	(24,935)	(88,478)
Receipt of earnest money deposits	525	3,250
Proceeds from disposition of real estate properties	8,971	6,247
Proceeds from sales of marketable securities	12,862	70
Net cash used in investing activities	(5,560)	(80,283)

Cash flows from financing activities:
Net change in borrowings under a revolving credit facility	(37,765)	28,234
Borrowings on term loan	50,000	-
Principal payments on term loan	(1,875)	-
Stock options exercised	199	184
Dividends paid to stockholders	(50,835)	(49,766)
Net cash used in financing activities	(40,276)	(21,348)

Increase (decrease) in cash and cash equivalents	12,820	(43,267)
Cash and cash equivalents, beginning of period	2,664	45,718
Cash and cash equivalents, end of period	$15,484	$2,451

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$1,414	$581
Supplemental schedule of non-cash activities:
Settlement of mortgage note by real estate acquisition (Note 8)	$-	$22,936
Cash withheld at closing of real estate acquisition (Note 8)	$-	$1,000
Earnest money deposit applied to sale of real estate	$4,000	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

				Cumulative	Unrealized
			Capital in	Dividends	Gains	Total
	Common Stock		Excess of	in Excess of	on Marketable	Stockholders'
	Shares	Amount	Par Value	Net Income	Securities	Equity
Balances at December 31, 2010	27,689,392	$277	$462,392	$(35,499)	$15,330	$442,500
Comprehensive income
Net income	-	-	-	63,018	-	63,018
Comprehensive income
Unrealized holding loss arising during the period	-	-	-	-	(104)	(104)
Less: reclassification adjustment for gains included in net income					(9,899)	(9,899)
Net gain recognized in other comprehensive income					(10,003)	(10,003)
Total comprehensive income						53,015
Shares issued on stock options exercised	49,197	-	199	-	-	199
Share-based compensation	-	-	2,912	-	-	2,912
Cash Dividends:
Cash dividends to common stockholders, $1.845 per share	-	-	-	(51,142)	-	(51,142)

Balances at September 30, 2011 (unaudited)	27,738,589	$277	$465,503	$(23,623)	$5,327	$447,484

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

    Our tax returns filed for years beginning in 2008 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our condensed consolidated financial statements as a component of income tax expense.

Discontinued Operations and Assets Held for Sale - We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Condensed Consolidated Statements of Income.  Long-lived assets classified as held for sale are reported separately in the Condensed Consolidated Balance Sheet.

Mortgage Notes Receivable – We evaluate the carrying values of our mortgage notes receivable on an instrument-by-instrument basis.  On a quarterly basis, we review our notes receivable for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

Reclassifications – Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2.  REAL ESTATE

    At September 30, 2011, exclusive of assets held for sale, we had investments in 93 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  The 41 properties leased to NHC include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed by NHC.  Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).  For the nine months ended September 30, 2011, rental income from continuing operations was $56,259,000, of which $27,156,000 (48.3%) was recognized from NHC consisting of base rent of $25,275,000 and percentage rent of $1,881,000, $635,000 of which related to final determination of NHC’s 2010 revenues.  For the nine months ended September 30, 2010, rental income from continuing operations was $53,355,000, of which $26,530,000 (49.7%) was recognized from NHC consisting of base rent of $25,275,000 and percentage rent of $1,255,000, $485,000 of which related to final determination of NHC's 2009 revenues.  For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Acquisitions and New Leases of Real Estate

    In May 2011, we completed a $15,000,000 purchase of four assisted living facilities totaling 183 units in Louisiana.  The facilities, which have an average age of 13 years, are being leased to an affiliate of Selah Management Group over 15 years at an initial lease rate of 8.5% per year plus annual fixed escalators.

    In September 2011, we completed a $5,400,000 purchase of a 60-unit assisted living facility in Greensboro, Georgia.  The facility, which was built in 1998, is being leased to Senior Living Management for an initial term of nine years at an initial lease rate of 8.5% plus annual fixed escalators.

    Also in September 2011, we entered into a $21,500,000 development and lease transaction with affiliates of Polaris Hospital Company to develop a 60-bed general acute care hospital in Murfreesboro, Tennessee that will provide acute psychiatric and in-patient rehabilitation services.  Construction commenced in October 2011 and the hospital is expected to open in the fourth quarter of 2012.  Once the facility is open, the lease rate of 10% will be calculated on NHI’s total invested amount with annual fixed escalators beginning in the second year.  The initial lease term is for 15 years.  At September 30, 2011, our investment in land and pre-construction costs was $3,922,000.

    See Note 13 for a description of an acquisition and lease we completed subsequent to September 30, 2011.

Planned or Completed Dispositions of Certain Real Estate

    In December 2009, we entered into an agreement with our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”), to sell six skilled nursing facilities in Texas.  The planned sale of these facilities meets the accounting criteria as being held for sale and is expected to close when HUD financing is arranged by Fundamental.  In January 2011, the first of these six facilities having a carrying value of $4,039,000 was sold for total cash proceeds of $4,500,000.  As of September 30, 2011, the carrying value of $29,381,000 represented the lesser of the remaining five facilities’ net book value or estimated fair value less cost to sell.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.

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

    In August 2011, we completed the sale of a 60-unit assisted living facility located in Daytona Beach, Florida with a carrying value of $2,152,000 to the current tenant for cash proceeds of $3,200,000.

    The summary of operating results of all facilities classified as discontinued operations is shown in Note 11.

NOTE 3.  MORTGAGE NOTES RECEIVABLE

    At September 30, 2011, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 31 health care properties.  Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner.

    We have a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation center with a skilled nursing license in Mesa, Arizona.  Construction on the facility began in June 2010 and was completed in March 2011.  NHI has the option to purchase and lease back the facility when it reaches a predetermined level of stabilized net operating income.  The $13,870,000 commitment includes an $11,870,000 construction loan and an additional $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics.  The loan is for a period of five years and requires monthly payments of interest only at an annual rate of 10%.  Per the terms of the loan agreement, interest payments will be accrued as part of the construction loan balance until the full loan amount is drawn.  Santé meets the accounting criteria to be considered a variable interest entity.  However, we do not have any role in the day-to-day management of the entity; we do not have an obligation to absorb the entity’s losses; and we do not have a right to receive benefits from the entity; therefore, we are not the primary beneficiary of the entity and have not consolidated the Santé assets, liabilities, non-controlling interests, and results of activities with our condensed consolidated financial statements.  During the nine months ended September 30, 2011, we funded $4,148,000 of our loan commitment.  At September 30, 2011, the carrying amount of our loan of $11,669,000 is our maximum exposure to loss.  We have not provided any financial or other support other than amounts drawn on the construction loan in accordance with the terms of the loan agreement.

    In July 2011, we funded a second mortgage loan of $2,500,000 to Fore Ranch Senior Housing, LLC for the development and construction of a 120-unit assisted living facility in Ocala, Florida.  The three year loan has two one-year extension options and requires monthly payments of interest only at an annual rate of 13%.

    In September 2011, we acquired for $700,000 from a lender the remaining interest in an existing mortgage note receivable maturing in September 2013 in which we were the majority creditor.  The effective annual yield on this discounted portion of the note receivable is 21%.

NOTE 4.  INVESTMENT IN PREFERRED STOCK, AT COST

    In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into 2,000,000 shares of LTC common stock.  The closing price of LTC’s common stock at September 30, 2011 was $25.32 per share.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets.  Dividends to be received from the 8.5% coupon rate are recorded as investment income when the dividend is declared.  The carrying value of the preferred stock at September 30, 2011 and December 31, 2010 equals its original cost of $38,132,000.

NOTE 5.  INVESTMENTS IN MARKETABLE SECURITIES

    Our investments in marketable securities include available-for-sale securities and are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

    During the nine months ended September 30, 2011 and 2010, we recognized $674,000 and $941,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in non-operating income in the Condensed Consolidated Statements of Income.

    During the nine months ended September 30, 2011, we sold our 96,330 shares of National HealthCare Corporation’s convertible preferred stock in addition to the sale of 381,000 common shares of LTC and recognized gains of $8,809,000.

    During the three months ended September 30, 2011, we recognized a gain of $1,090,000 as a result of the sale of our 50,000 common shares of Nationwide Health Properties, Inc. (“NHP”) in exchange for 39,330 common shares of Ventas, Inc. (“Ventas”) as a result of the acquisition of NHP by Ventas.

Marketable securities consist of the following (in thousands):

	September 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common and preferred stock of other REITs	$4,183	$9,510	$5,831	$21,156
NHC convertible preferred stock	-	-	1,315	1,320
	$4,183	$9,510	$7,146	$22,476

    Gross unrealized gains related to available-for-sale securities were $5,327,000 at September 30, 2011 and $15,330,000 at December 31, 2010.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At September 30, 2011 and December 31, 2010, there were no material differences between the carrying amounts and fair values of our financial instruments, which also included our mortgage notes receivable and borrowings under our credit facility.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$9,510	$9,510	$-	$-
Interest rate swap agreement	(922)	-	(922)	-
	$8,588	$9,510	$(922)	$-

    Common and preferred stocks – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

    Interest rate swap agreement – The fair value of our interest rate swap agreement is classified as accounts payable and accrued expenses and is estimated using observable forward rate yield curves; unobservable assumptions about counterparty liquidity, credit and other non-performance risk considerations; and standard discounted cash flow techniques.

NOTE 7.  DEBT

    On November 3, 2010, we entered into a $100,000,000 unsecured credit facility with Regions Bank as agent and Pinnacle National Bank as a participating bank.  A total of $50,000,000 can be drawn on a revolving basis with a maturity of three years (November 3, 2013) with interest at a margin of 250 basis points over LIBOR (2.75% at September 30, 2011).  There is an accordion feature in the credit facility that could increase the total credit facility to $200,000,000.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at September 30, 2011.  On January 31, 2011, $50,000,000 was drawn on a term loan, whose proceeds were used to repay the revolving line, to mature in five years with interest at a fixed rate of 3.98% based on an interest rate swap agreement.  The term loan provides for quarterly principal payments of $625,000.  The interest rate swap agreement was entered into to limit the Company’s interest rate risk exposure related to the term loan.  At September 30, 2011, the term loan had an outstanding balance of $48,125,000 and the credit facility had an unused balance of $50,000,000.

    The change in the fair value of our interest rate swap agreement is presented as a component of interest expense in our Condensed Consolidated Statements of Income.  During the three months ended September 30, 2011, the fair value of the swap agreement decreased $1,188,000 and was charged to interest expense.  For the nine months ended September 30, 2011, we recognized $1,597,000 in interest expense based on the terms of our credit agreement, $109,000 in amortization of loan costs related to this credit facility, and a decrease of $922,000 in the fair value of the interest rate swap agreement.

    See Note 13 for a description of a new revolving credit facility entered into on November 1, 2011.

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

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in conditional payments to be made over the next three years based on Bickford’s expected achievement of certain operating financial thresholds.  No conditional amounts have been paid as of September 30, 2011.

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

    As of September 30, 2011, we had pending commitments related to three health care real estate projects: (1) as described in Note 3, in June 2010, we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of September 30, 2011, we had funded a total of $11,669,000 toward this commitment, (2) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated; during the nine months ended September 30, 2011, we funded $604,000 of this commitment, and (3) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

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

    As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations.  NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation has been resolved with respect to one of the nonprofit corporations.  Although the transaction is subject to the approval of the OTAG, NHI has entered into agreements to purchase and lease to a third party the facilities owned by the second nonprofit.  While NHI has not received any indication that the OTAG will object to the transaction, NHI can give no assurance that the transaction will be approved by the OTAG.  NHI has been informed by the third nonprofit that the OTAG plans to seek the appointment of a receiver for that nonprofit.  Other than as described above, NHI does not know whether the OTAG will commence any legal proceedings with respect to either of these nonprofit corporations or, if so, what relief will be sought.

    As previously disclosed, in 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI. On September 21, 2010, the Court granted a motion to dismiss the complaint, entered a judgment, and dismissed the action with prejudice. Despite that ruling, the Company’s Board received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserted that certain NHI directors and officers breached their fiduciary duties to NHI in connection with its transaction with Care Foundation of America, Inc. (“CFA”). In response, the Company’s Board appointed a special committee that on December 6, 2010 made its report and recommendation to the Board. The Board considered the demand and unanimously accepted the special committee’s recommendation to reject the demand on the basis that pursuing the proposed claims, in whole or in part, would not be in the best interests of the Company. Mr. Shearer was notified of the Board’s determination by letter dated December 13, 2010. On February 3, 2011, Mr. Shearer filed a new derivative shareholder lawsuit (M.D. Tenn. Case No. 3:11-99), making the same claim and allegations as in the action that was dismissed with prejudice. The Company has responded to the new lawsuit by filing a motion to dismiss, in which the Company contends that Mr. Shearer lacks standing to bring the action given the Board’s acceptance of the special committee’s recommendation. The individual defendants have filed a separate motion to dismiss, in which they contend that the judgment in the first action precludes a subsequent action. Both motions have been fully briefed and are pending before the Court.

NOTE 9.  SHARE-BASED COMPENSATION

    We recognize share-based compensation (1) for all stock options granted over the requisite service period using the fair value for these grants as estimated at the date of grant using the Black-Scholes pricing model, and (2) all restricted stock granted over the requisite service period using the market value of our publicly-traded common stock on the date of grant.

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

    In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of September 30, 2011, 347,301 shares were available for future grants under the 2005 plan.  The individual restricted stock and option grant awards vest over periods up to ten years.  The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

    The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of September 30, 2011, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

    Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $2,912,000 for the nine months ended September 30, 2011, consisting of $2,904,000 for stock options and $8,000 for restricted stock, as compared to $2,204,000 for the nine months ended September 30, 2010, consisting of $2,184,000 for stock options and $20,000 for restricted stock.

    At September 30, 2011, we had $743,000 of unrecognized compensation cost related to unvested restricted shares issued and unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2011 - $264,000; 2012 - $429,000, and 2013 - $50,000.  Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options for the nine months ended September 30, 2011 and 2010:

	2011	2010
Options outstanding, January 1,	384,507	253,836
Options granted under 2005 Plan	340,000	395,000
Options forfeited under 2005 Plan	(3,334)	-
Options exercised under 1997 Plan	(15,000)	(48,717)
Options exercised under 2005 Plan	(140,917)	(215,612)
Options outstanding, September 30,	565,256	384,507

Exercisable September 30,	401,664	202,332

The following table summarizes our restricted stock activity for the nine months ended September 30, 2011 and 2010:

	2011	2010
Non-vested at January 1,	3,175	5,100
Vested during the period	(1,925)	(1,925)
Non-vested at September 30,	1,250	3,175

NOTE 10.  NON-OPERATING INCOME

Non-operating income is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Dividend income	$972	$1,132	$3,128	$3,395
Interest income	53	10	123	77
Realized gains on sale of marketable securities	1,090	2	9,899	2
Other revenue	81	97	248	484
	$2,196	$1,241	$13,398	$3,958

NOTE 11.  DISCONTINUED OPERATIONS

    As described in Note 2, the planned sale of the Fundamental facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $1,211,000 and $1,188,000 for the three months ended September 30, 2011 and 2010, respectively, and $3,610,000 and $3,604,000 for the nine months ended September 30, 2011 and 2010, respectively.

    In June 2010, we sold two skilled nursing facilities in Texas to the current lessee Legend Healthcare and affiliates (“Legend”).  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $-0- and $107,000 for the nine months ended September 30, 2011 and 2010, respectively.

    As described in Note 2, in December 2010, we agreed to the terms of sale with the current tenant of two medical office buildings.  The sale of these facilities met the accounting criteria as being held for sale.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $-0- and $146,000 for the three months ended September 30, 2011 and 2010, respectively, and $41,000 and $438,000 for the nine months ended September 30, 2011 and 2010, respectively.

    As described in Note 2, in August 2011, we completed the sale of a 60-unit assisted living facility located in Daytona Beach, Florida to the current tenant.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.  Our lease revenue from the facilities was $30,000 and $91,000 for the three months ended September 30, 2011 and 2010, respectively, and $201,000 and $273,000 for the nine months ended September 30, 2011 and 2010, respectively.

    Income from discontinued operations, excluding gains on sale of real estate, is summarized below: (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	1,241	$1,425	$3,852	$4,422
Expenses:
Depreciation	6	54	39	230
General and administrative	-	-	-	(14)
Income from operations - discontinued	1,235	$1,371	$3,813	$4,206

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

    The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income from continuing operations	$16,525	$15,963	$55,857	$46,256
Discontinued operations	2,283	1,371	7,161	6,210

Net income available to common stockholders	$18,808	$17,334	$63,018	$52,466

BASIC:
Weighted average common shares outstanding	27,729,560	27,673,703	27,711,474	27,657,236

Income from continuing operations per common share	$.60	$.57	$2.01	$1.67
Discontinued operations per common share	.08	.05	.26	.22
Net income per common share	$.68	$.62	$2.27	$1.89

DILUTED:
Weighted average common shares outstanding	27,729,560	27,673,703	27,711,474	27,657,236
Stock options	59,010	61,403	82,130	55,921
Restricted shares	1,155	2,696	1,546	2,948
Average dilutive common shares outstanding	27,789,725	27,737,802	27,795,150	27,716,105

Income from continuing operations per common share	$.60	$.57	$2.01	$1.67
Discontinued operations per common share	.08	.05	.26	.22
Net income per common share	$.68	$.62	$2.27	$1.89

Incremental shares excluded since anti-dilutive:
Stock options	37,048	2,347	14,962	2,249

NOTE 13.  SUBSEQUENT EVENTS

    On October 31, 2011, we completed the purchase of four skilled nursing facilities located in Texas for a purchase price of $49,800,000.  The facilities have an average age of two years with a total of 498 beds that are operated by affiliates of our current tenant Legend Healthcare, LLC (“Legend”).  Legend is eligible for an additional payment of $5,478,000 related to the transaction if they attain certain performance metrics over the next two years, which is probable.  The four facilities are being leased to Legend for an initial term of 15 years at an initial lease rate of 9% on our invested amount, plus fixed escalators.  Because Legend is a current lessee of three of the facilities, we will account for this portion of the acquisition valued at $39,530,000 using the acquisition method as prescribed by Accounting Standards Codification Topic, Business Combinations.  The fourth facility, valued at $15,748,000, will be accounted for as an asset purchase.  We funded the purchase of these four facilities with available cash and borrowings on our revolving credit facility bringing our total debt outstanding to $80,125,000.

    On November 1, 2011, we entered into a four-year $200,000,000 unsecured revolving credit facility to lower our cost of capital and fund new healthcare real estate investments.  Interest on outstanding borrowings is at a margin of 150 basis points over LIBOR (currently totaling 1.75%) and the unused commitment fee is 35 basis points per annum.  We have the option to extend the maturity to five years.  There is an accordion feature in the credit facility that could increase the total commitment to $300,000,000.  Borrowings on the credit facility were used to pay off and cancel the previous credit facility which bore interest at 250 basis points over LIBOR and had an outstanding balance of $80,125,000 on November 1, 2011.  We also cancelled the previous interest rate swap agreement which fixed $48,125,000 of borrowing on the previous credit facility at an annual interest rate of 3.98%.  The new credit facility is provided by Wells Fargo, Bank of Montreal, and KeyBank, with Pinnacle National Bank as a participating bank.

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

*

We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect that lower reimbursement rates will have on our tenants’ and borrowers’ business;

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

Executive Overview

    National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries.  As of September 30, 2011, our portfolio consisted of real estate (excluding corporate office and assets held for sale) and mortgage investments with a carrying value totaling $420,266,000 and other investments in preferred stock and marketable securities of $47,642,000 resulting in total invested assets of $467,908,000.  We are a self-managed REIT with our own management reporting directly to our Board of Directors.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, and hospitals based on acute and rehabilitative care, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary term debt.

Major Customer - NHC

    We lease 41 health care facilities to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer.  For the nine months ended September 30, 2011, rental income from continuing operations was $56,259,000, of which $27,156,000 (48.3%) was recognized from NHC consisting of base rent of $25,275,000 and percentage rent of $1,881,000, $635,000 of which related to final determination of NHC’s 2010 revenues.  Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 11.2% of our total portfolio on September 30, 2011, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been presented in NHC’s financial statements for as many as 20 years.  As a result, we believe that the fair value of these assets is significantly in excess of their net book value of $47,128,000 at September 30, 2011.  Subsequent additions to the portfolio related to non-NHC investments reflect their higher value based on existing costs at the date the investment was made.

    As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, and other relevant information.

    The following tables summarize our investments in real estate (excluding net investment in corporate office and assets held for sale) and mortgage notes receivable as of September 30, 2011:

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	51	6,863		$169,315,000
Assisted Living Facilities	33	1,858		138,894,000
Medical Office Buildings	2	88,517	*	4,725,000
Independent Living Facilities	4	456		6,576,000
Hospitals	3	181		21,428,000
Total Real Estate Properties	93			340,938,000

Mortgage Notes Receivable
Skilled Nursing Facilities	27	2,730		60,539,000
Assisted Living Facilities	3	146		7,120,000
Hospitals	1	70		11,669,000
Total Mortgage Notes Receivable	31			79,328,000
Total Portfolio	124			$420,266,000

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	93	81.1%		$340,938,000
Mortgage Notes Receivable	31	18.9%		79,328,000
Total Portfolio	124	100.0%		$420,266,000

Summary of Facilities by Type
Skilled Nursing Facilities	78	54.7%		$229,854,000
Assisted Living Facilities	36	34.7%		146,014,000
Medical Office Buildings	2	1.1%		4,725,000
Independent Living Facilities	4	1.6%		6,576,000
Hospitals	4	7.9%		33,097,000
Total Real Estate Portfolio	124	100.0%		$420,266,000

Portfolio by Operator Type
Public	54	22.0%		$92,417,000
Regional	55	63.9%		268,689,000
Small	15	14.1%		59,160,000
Total Real Estate Portfolio	124	100.0%		$420,266,000

Public Operators
National HealthCare Corp.	41	11.2%		$47,128,000
Emeritus Senior Living	8	4.7%		19,664,000
Sunrise Senior Living, Inc.	1	2.7%		11,406,000
Community Health Systems, Inc.	2	1.7%		7,041,000
Sun Healthcare Group, Inc.	2	1.7%		7,178,000
Total Public Operators	54	22.0%		$92,417,000

    Operators of more than 3% of our total real estate investments are as follows: American HealthCare, LLC; Asanté of Mesa, LLC; Bickford Senior Living; ElderTrust of Florida, Inc.; Emeritus Senior Living; Health Services Management, Inc.; Helix Healthcare, Inc.; Legend Healthcare, LLC; National HealthCare Corp.; Selah Management Group; SeniorTrust of Florida, Inc; Senior Living Management Corporation, LLC; Suite Living Senior Specialty Services; and Sunrise Senior Living, Inc.

    As of September 30, 2011, the average effective quarterly rental income was $1,800 per licensed bed for skilled nursing facilities, $2,276 per unit for assisted living facilities, $1,013 per unit for independent living facilities, $6,501 per bed for hospitals, and $3 per square foot for medical office buildings.

    We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At September 30, 2011, our investment in common and preferred shares of publicly-held REITs was $47,642,000.  Refer to Notes 4, 5 and 6 of our condensed consolidated financial statements for further information.

Areas of Focus

    We are evaluating and will potentially make investments during the remainder of 2011 and in 2012 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our total book capitalization and relative to our peers in the industry.  New investments in real estate and mortgage notes in 2011 and 2012 are expected to be funded by our liquid investments and by debt financing.  We intend to make new investments that meet our underwriting criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

Acquisitions and New Leases of Real Estate

    For the nine months ended September 30, 2011, we have funded or made new commitments to fund $41,900,000 in healthcare real estate as described in Note 2 to the condensed consolidated financial statements.  On October 31, 2011, we funded $49,800,000 for an acquisition of four skilled nursing facilities and made commitments to fund an additional $5,478,000 in conditional payments as more fully described in Note 13 to the condensed consolidated financial statements.  The properties acquired by us are being leased to tenants under long-term, triple-net leases with initial lease rates between 8.5% to 10% plus annual fixed escalators.

Planned or Completed Dispositions of Real Estate

    As described in Note 2 to the condensed consolidated financial statements, for the nine months ended September 30, 2011, we sold properties having a carrying value of $9,624,000 and recognized gains on those sales of $3,348,000.  As previously disclosed, we have agreed to sell five skilled nursing facilities in Texas to our tenant when they arrange HUD financing, the facilities having a carrying value of $29,381,000.

Investments in Mortgage Loans

    As described in Note 3 to the condensed consolidated financial statements, for the nine months ended September 30, 2011, we funded $6,567,000 of our mortgage loan commitments, including $6,427,000 to two borrowers at interest rates from 10% to 13%.

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

    During the nine months ended September 30, 2011 and 2010, we did not recognize any write-downs of our real estate properties or mortgage notes receivable.

Potential Effects of Reductions in Medicare Reimbursement

   On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced the Skilled Nursing Facilities – Prospective Payment System final rule for fiscal year 2012 that cuts Medicare payments to skilled nursing facility operators by a net 11.1% beginning October 1, 2011. There is the potential for future cuts to Medicare as Congress attempts to reach an agreement in November 2011 to reduce the projected U.S. Government deficit by $1.5 trillion over the next decade. We currently estimate the majority of our borrowers and lessees will be able to withstand the Medicare cuts described above due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect such Medicare cuts will have on each of our borrowers and lessees. However, we estimate that two mortgage borrowers (who are nonprofit corporations) will be adversely impacted by the Medicare cuts due to their payor mix, their current payment coverage ratios and limited net equity. The impact of the CMS reduction in Medicare reimbursement could negatively affect their ability to make full scheduled payments to us, and could have an adverse effect on the carrying value of their mortgage notes. These borrowers are unlikely to have cash reserves to pay any deficiency in scheduled payments to us and may have difficulties refinancing in an amount to satisfy their indebtedness to us. We have extended the maturity of the mortgage note from one of our borrowers to August 31, 2012.  On November 4, 2011, we entered into an agreement to purchase the real estate assets of one of these nonprofits and entered into an agreement to lease those assets to a third party.  This transaction is subject to the approval of the OTAG.  We have also been in discussions with the other borrower regarding a possible sale of their real estate assets.   These borrowers are the nonprofit corporations that are the subject of the OTAG investigation as described under “Legal Proceedings.”  The mortgage notes receivable from the borrowers have an aggregate principal balance of $38,569,000 at September 30, 2011 and interest income amounted to $1,685,000 for the nine months then ended.

   We evaluate the carrying value of our mortgage notes receivable on an instrument-by-instrument basis.  On a quarterly basis, we review our notes receivable for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deterioration of the financial condition of the borrower or significant adverse changes in general economic conditions, indicate that the carrying value of a note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying value exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

    The significant items affecting income and expenses are described below.

	Three Months Ended
	September 30,		Period Change
	2011	2010	$	%
Rental income:
Billed rent
ALFs leased to Senior Living Management	$798	$496	$302	60.9%
SNFs leased to National HealthCare Corp.	8,840	8,682	158	1.8%
ALFs leased to Selah Management Group	319	-	319	NM
Other new and existing leases	7,902	7,779	123	1.6%
	17,859	16,957	902	5.3%
Straight-line rent adjustments, new and existing leases	906	893	13	1.5%
Total Rental Income	18,765	17,850	915	5.1%

Mortgage interest income:
Santé Mesa	293	104	189	181.7%
Brentwood at Fore Ranch	72	-	72	NM
Other new and existing mortgages	1,324	1,465	(141)	(9.6%)
Total Mortgage Interest Income	1,689	1,569	120	7.6%
Total Revenue	20,454	19,419	1,035	5.3%
Expenses:
Depreciation
ALFs leased to Senior Living Management	72	-	72	NM
ALFs leased to Selah Management Group	115	-	115	NM
Other new and existing assets	2,743	2,817	(74)	(2.6%)
Total Depreciation	2,930	2,817	113	4.0%
Loan and realty recoveries	(99)	-	(99)	NM
Other expenses	1,513	1,409	104	7.4%
	4,344	4,226	118	2.8%
Income before non-operating items	16,110	15,193	917	6.0%
Investment income and other(1)	2,196	1,241	955	77.0%
Interest expense and amortization of loan costs:
Change in fair value of interest rate swap agreement	(1,188)	-	(1,188)	NM
Interest expense	(561)	(376)	(185)	49.2%
Amortization of loan costs	(32)	(95)	63	66.3%
	(1,781)	(471)	(1,310)	278.1%
Income from continuing operations	16,525	15,963	562	3.5%
Income from discontinued operations(2)	1,235	1,371	(136)	(9.9%)
Net gain on sale of real estate	1,048	-	1,048	NM
Net income	$18,808	$17,334	$1,474	8.5%

Net income per common share, basic	$.68	$.62	$.06	9.7%
Net income per common share, diluted	$.68	$.62	$.06	9.7%

(1) See Note 10 to the condensed consolidated financial statements
(2) See Note 11 to the condensed consolidated financial statements
NM – not meaningful

    Financial highlights of the three months ended September 30, 2011 compared to the same period in 2010 were as follows:

*

Rental income increased $915,000, or 5.1% when compared to the same period in the prior year primarily as a result of new real estate investments during 2011 and an increase in the amount of percentage rental income received from National HealthCare Corp.  Future increases in rental income depend primarily on our ability to make new investments which meet our underwriting criteria.

*

Mortgage interest income increased $120,000 due to interest earned on new mortgage loan investments in 2010 and 2011, but was partially offset by normal amortization and final maturity of our existing mortgage loans.  Unless we continue to make new investments in mortgages in 2011 and future years, our mortgage interest income will decrease due to the normal amortization and scheduled maturities of our loans.

*

Depreciation expense increased $113,000, or 4.0%, primarily due to new real estate investments made in 2011.

*

Loan recoveries were $99,000 as a result of a payoff of a loan that was previously written down.

*

Investment income and other includes a gain of $1,090,000 on the sale of marketable securities as described in Note 5 and 10 to the condensed consolidated financial statements.

*

Interest expense on our revolving credit facility and term loan is due to our borrowings to fund new real estate and mortgage note investments.  Upfront fees and other loan-related costs are amortized over the term of the credit facility.  We recognize changes in the fair value of interest rate swap agreements as an adjustment to interest expense, such amount being a decrease of $1,188,000 for the three months ended September 30, 2011.  See Note 6 and 7 to the condensed consolidated financial statements for additional information.

*

As discussed in Note 2 to the condensed consolidated financial statements, in August 2011 we completed the sale of an assisted living facility located in Florida and recognized a gain of $1,048,000.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

    The significant items affecting income and expenses are described below.

	Nine Months Ended
	September 30,		Period Change
	2011	2010	$	%
Rental income:
Billed rent
ALFs leased to Senior Living Management	$2,330	$1,455	$875	60.1%
SNFs leased to National HealthCare Corp.	27,156	26,530	626	2.4%
ALFs leased to Bickford Senior Living	2,601	2,064	537	26.0%
ALFs leased to Selah Management Group	524	-	524	NM
SNFs leased to Health Services Management	4,650	4,133	517	12.5%
ALFs leased to Suite Living Senior Specialty Services	1,637	1,185	452	38.1%
RGL Development, LLC(1)	-	1,520	(1,520)	NM
Other new and existing leases	14,601	14,033	568	4.0%
	53,499	50,920	2,579	5.1%
Straight-line rent adjustments, new and existing leases	2,760	2,435	325	13.3%
Total Rental Income	56,259	53,355	2,904	5.4%

Mortgage interest income:
Care Foundation of America, Inc.(2)	-	560	(560)	NM
Granite Investment Group(2)	-	156	(156)	NM
Santé Mesa, LLC	781	137	644	NM
Other new and existing mortgages	4,138	4,313	(175)	(4.1%)
Total Mortgage Interest Income	4,919	5,166	(247)	(4.8%)
Total Revenue	61,178	58,521	2,657	4.5%
Expenses:
Depreciation
ALFs leased to Senior Living Management	216	-	216	NM
ALFs leased to Selah Management Group	185	-	185	NM
ALFs leased to Bickford Senior Living	762	615	147	23.9%
SNFs leased to Health Services Management	1,168	1,038	130	12.5%
Other new and existing assets	6,398	6,440	(42)	(0.7%)
Total Depreciation	8,729	8,093	636	7.9%
Loan and realty recoveries	(99)	(573)	474	82.7%
Other expenses	7,461	7,530	(69)	(0.9%)
	16,091	15,050	1,041	6.9%
Income before non-operating items	45,087	43,471	1,616	3.7%
Investment income and other(3)	13,398	3,958	9,440	238.5%
Interest expense and amortization of loan costs:
Change in fair value of interest rate swap agreement	(922)	-	(922)	NM
Interest expense	(1,597)	(921)	(676)	(73.5%)
Amortization of loan costs	(109)	(252)	143	56.7%
	(2,628)	(1,173)	(1,455)	(124.0%)
Income from continuing operations	55,857	46,256	9,601	20.8%
Income from discontinued operations(4)	3,813	4,206	(393)	(9.3%)
Net gain on sale of real estate	3,348	2,004	1,344	67.1%
Net income	$63,018	$52,466	$10,552	20.1%

Net income per common share, basic	$2.27	$1.89	$.38	20.1%
Net income per common share, diluted	$2.27	$1.89	$.38	20.1%

(1) Past due rent received and recognized into income on ALFs currently leased to Emeritus Senior Living
(2) Mortgages paid off at or prior to maturity
(3) See Note 10 to the condensed consolidated financial statements
(4) See Note 11 to the condensed consolidated financial statements
NM – not meaningful

    Financial highlights of the nine months ended September 30, 2011 compared to the same period in 2010 were as follows:

*

Excluding the impact of past due rent received from RGL Development in 2010 (as discussed below), rental income increased $4,424,000 or 8.5% when compared to the same period in the prior year primarily as a result of funding new real estate investments of $121,672,000 during 2010 and $24,935,000 during 2011.  Rental income in 2010 included $1,520,000 of past due rent received and recognized into income from RGL Development, the former tenant of eight ALFs which are currently leased to Emeritus Senior Living.  Future increases in rental income depend primarily on our ability to make new investments which meet our underwriting criteria.

*

Mortgage interest income decreased $247,000 due to normal amortization, final maturity or early payoffs of our mortgage loans of $1,028,000, but was partially offset by $781,000 of interest earned on a construction loan of up to $13,870,000 entered into in June 2010 and described in Note 3 to the condensed consolidated financial statements.  Unless we continue to make new investments in mortgages in 2011 and future years, our mortgage interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

*

Depreciation expense increased $636,000, or 7.9%, primarily due to new real estate investments made in 2010 and 2011.

*

Loan recoveries were $99,000 as a result of a payoff of a loan that was previously written down.

*

Investment income and other includes a gain of $9,899,000 on the sale of marketable securities as described in Note 5 and 10 to the condensed consolidated financial statements.  During 2011, we chose to sell a portion of our marketable securities to reinvest the proceeds directly into healthcare real estate.  We do not expect to realize gains from sales of marketable securities on a recurring annual basis.

*

Interest expense on our revolving credit facility and term loan is due to our borrowings to fund new real estate and mortgage note investments.  Upfront fees and other loan-related costs are amortized over the term of the credit facility.  We recognize changes in the fair value of interest rate swap agreements as an adjustment to interest expense, such amount being $922,000 for the nine months ended September 30, 2011.  See Note 6 and 7 to the condensed consolidated financial statements for additional information.

*

As discussed in Note 2 to the condensed consolidated financial statements, we completed the sale of one skilled nursing facility in January 2011, two medical office buildings in February 2011 and an assisted living facility in August 2011 and recognized gains of $3,348,000.  In June 2010, we completed a sale of two skilled nursing facilities in Texas and recognized a gain of $2,004,000.

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

    These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Cash and cash equivalents at beginning of period	$2,664	$45,718	$(43,054)	(94.2%)
Cash provided by operating activities	58,656	58,364	292	0.5%
Cash used in investing activities	(5,560)	(80,283)	74,723	93.1%
Cash used in financing activities	(40,276)	(21,348)	(18,928)	(88.7%)
Cash and cash equivalents at end of period	$15,484	$2,451	$13,033	531.7%

   Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2011 increased slightly as a result of the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

   Investing Activities – Net cash flows used in investing activities for the nine months ended September 30, 2011 decreased from the same period during the prior year primarily due to investments in real estate and mortgage loans of $31,502,000 in 2011 compared to $98,466,000 in 2010.  Proceeds from sales of marketable securities amounted to $12,862,000 in 2011.

   Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2011 consists primarily of repayments of borrowings on our revolving credit facility of $37,765,000 and offset by net borrowings on our term loan of $48,125,000.  During the same period in 2010, our net borrowings from our revolving credit facility were $28,234,000.  Dividends paid to stockholders during the first nine months of 2011 were $50,835,000.

Liquidity

    At September 30, 2011, our liquidity was strong, with $74,994,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility.  In addition, our investment in LTC preferred stock is convertible into common stock having a current market value of $50,640,000.  Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

    Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.

    On November 3, 2010, we entered into a $100,000,000 unsecured credit facility with Regions Bank as agent and Pinnacle National Bank as a participating bank.  A total of $50,000,000 can be drawn on a revolving basis with a maturity of three years (November 3, 2013) with interest at a margin of 250 basis points over LIBOR (2.75% at September 30, 2011).  There is an accordion feature in the credit facility that could increase the total credit facility to $200,000,000.  The credit facility contains financial covenants related to our leverage ratio, fixed charge ratio, unencumbered asset ratio and tangible net worth ratio, all of which we were in compliance with at September 30, 2011.  On January 31, 2011, $50,000,000 was drawn on a term loan to mature in five years with interest at a fixed rate of 3.98% based on an interest rate swap agreement.  The interest rate swap agreement was entered into to limit the Company’s interest rate risk exposure related to the term loan.  At September 30, 2011, the term loan had an outstanding balance of $48,125,000 and the credit facility had an unused balance of $50,000,000.

    As described in Note 13 to the condensed consolidated financial statements, on November 1, 2011, we entered into a new four-year $200,000,000 unsecured revolving credit facility to lower our cost of capital and fund new healthcare real estate investments.  Interest on outstanding borrowings is at a margin of 150 basis points over LIBOR (currently totaling 1.75%) and the unused commitment fee is 35 basis points per annum.  The credit facility is expandable to a total commitment of $300,000,000 and we have the option to extend the maturity to five years.  We have paid off and cancelled the previous revolving credit facility and interest rate swap agreement.

    We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2011 and thereafter.  During the first nine months of 2011, we declared (1) a quarterly dividend of $.615 per common share to shareholders of record on March 31, 2011, payable on May 10, 2011; and (2) a quarterly dividend of $.615 per common share to shareholders of record on June 30, 2011, payable on August 10, 2011; and (3) a quarterly dividend of $.615 per common share to shareholders of record on September 30, 2011, payable on November 10, 2011.

    Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2010 fourth quarter dividend was $.605 per common share and was paid on January 31, 2011.

Off Balance Sheet Arrangements

    We currently have no outstanding guarantees or letters of credit.  At September 30, 2011, we had outstanding an interest rate swap agreement to fix the interest rate on our term loan ($48,125,000 notional amount as of September 30, 2011) at 3.98% expiring November 3, 2015.  See further discussion of the interest rate swap agreement in Note 7 to the condensed consolidated financial statements.

Contractual Obligations and Contingent Liabilities

As of September 30, 2011, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1	Year 2-3	Year 4-5
Term loan principal and interest payments(1)	$55,045	$1,109	$8,613	$45,323
Real estate purchase liability	4,000	1,500	2,500	-
Construction development commitment	17,578	5,860	11,718	-
Construction loan commitment	2,201	2,201	-	-
Borrowings under revolving credit facility, including interest(2)	1,015	64	508	443
Capital improvements	146	146	-	-
Mortgage note advances	50	50	-	-
	$80,035	$10,930	$23,339	$45,766

(1) Principal payments of $625,000 each quarter and interest payments at an annual rate of 3.98% on the outstanding balance.

(2) At September 30, 2011, the revolving credit facility did not have an outstanding balance.  The unused line fee of 0.5% was applied to the full $50,000,000 available under the revolving portion of the credit facility.

Contingencies

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in conditional payments to be made over the next three years based on Bickford’s expected achievement of certain operating financial thresholds.  No conditional amounts have been paid as of September 30, 2011.

    In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000.  The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment which is expected to be made in 2011.

Commitments

    As of September 30, 2011, we had pending commitments related to four health care real estate projects: (1) as described in Note 2, in September 2011, we entered into a construction development commitment to provide up to $21,500,000 for the development and construction of a 60-bed acute care hospital in Murfreesboro, Tennessee, and as of September 30, 2011, we had funded a total of $3,922,000 toward this commitment, (2) as described in Note 3, in June 2010, we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of September 30, 2011, we had funded a total of $11,669,000 toward this commitment, (3) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated; during the nine months ended September 30, 2011, we funded $604,000 of this commitment, and (4) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

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

Funds From Operations

    Our funds from operations (“FFO”) for the nine months ended September 30, 2011 increased $9,508,000 or 16.3% over the same period in 2010 due primarily to gains of $9,899,000 on sales of a portion of our investment in marketable securities.  Our normalized FFO for the nine months ended September 30, 2011 increased $2,277,000 or 4.0% over the same period in 2010.  The increase in normalized FFO was primarily the result of the impact on net income of our new real estate investments in 2010 and 2011.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes the exercise of stock options and vesting of restricted stock using the treasury stock method.  We define “normalized FFO” as FFO excluding certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing funds from operations for the current period to similar prior periods.

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

    The following table reconciles net income to FFO and Normalized FFO and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$18,808	$17,334	$63,018	$52,466
Elimination of certain non-cash items in net income:
Real estate depreciation in continuing operations	2,709	2,639	8,096	7,618
Real estate depreciation in discontinued operations	6	54	39	217
Net gain on sale of real estate	(1,048)	-	(3,348)	(2,004)
Funds from operations	$20,475	$20,027	$67,805	$58,297
Collection and recognition of past due rent	-	-	-	(1,520)
Recoveries of previous write-downs	(99)	-	(99)	(573)
Gains on sales of marketable securities	(1,090)	(2)	(9,899)	(2)
Change in fair value of interest rate swap agreement(1)	1,188	-	922	-
Other items	-	-	-	250
Normalized FFO	$20,474	$20,025	$58,729	$56,452

BASIC
Weighted average common shares outstanding	27,729,560	27,673,703	27,711,474	27,657,236
FFO per common share	$.74	$.72	$2.45	$2.11
Normalized FFO per common share	$.74	$.72	$2.12	$2.04

DILUTED
Weighted average common shares outstanding	27,789,725	27,737,802	27,795,150	27,716,105
FFO per common share	$.74	$.72	$2.44	$2.10
Normalized FFO per common share	$.74	$.72	$2.11	$2.04

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

Funds Available for Distribution

    Our funds available for distribution (“FAD”) for the nine months ended September 30, 2011 increased $10,752,000 or 15.5% over the same period in 2010 due primarily to gains of $9,899,000 on sales of a portion of our investment in marketable securities.  Our normalized FAD for the nine months ended September 30, 2011 increased $2,599,000 or 4.4% over the same period in 2010.  The increase in normalized FAD was primarily the result of the impact on net income of our new real estate investments in 2010 and 2011.  FAD represents net earnings available to common stockholders, excluding the effects of asset dispositions and straight-line rent adjustments, plus depreciation, stock based compensation and changes in the fair value of our interest rate swap agreement, if any.  Diluted FAD assumes the exercise of stock options using the treasury stock method.  We define “normalized FAD” as FAD excluding certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing funds from operations for the current period to similar prior periods.

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

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$18,808	$17,334	$63,018	$52,466
Depreciation in continuing operations	2,930	2,817	8,729	8,092
Depreciation in discontinued operations	6	54	39	230
Net gain on sale of real estate	(1,048)	-	(3,348)	(2,004)
Straight-line lease revenue, net	(907)	(801)	(2,762)	(2,230)
Non-cash stock based compensation	267	166	2,912	2,204
Change in fair value of interest rate swap agreement	1,188	-	922	-
Funds available for distribution	21,244	19,570	69,510	58,758
Collection and recognition of past due rent	-	-	-	(1,520)
Recoveries of previous write-downs	(99)	-	(99)	(573)
Gains and recoveries on sales of marketable securities	(1,090)	(2)	(9,899)	(2)
Other items	-	-	-	250
Normalized FAD	$20,055	$19,568	$59,512	$56,913

BASIC
Weighted average common shares outstanding	27,729,560	27,673,703	27,711,474	27,657,236
FAD per common share	$.77	$.71	$2.51	$2.12
Normalized FAD per common share	$.72	$.71	$2.15	$2.06

DILUTED
Weighted average common shares outstanding	27,789,725	27,737,802	27,795,150	27,716,105
FAD per common share	$.76	$.71	$2.50	$2.11
Normalized FAD per common share	$.72	$.71	$2.14	$2.05

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

Equity Price Risk

    We consider our investments in marketable securities with a fair value of $9,510,000 at September 30, 2011 as available-for-sale securities.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity.  The investments in marketable securities are recorded at their fair value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $951,000 change in the fair value of our investments in marketable securities.

Item 4.

Controls and Procedures.

    Evaluation of Disclosure Control and Procedures. As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2011.

    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations. NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation has been resolved with respect to one of the nonprofit corporations.  NHI has entered into agreements to purchase and lease to a third party the facilities owned by the second nonprofit, although the transaction is subject to the approval of the OTAG.  While NHI has not received any indication that the OTAG will object to the transaction, NHI can give no assurance that the transaction will be approved by the OTAG.  NHI has been informed by the third nonprofit that the OTAG plans to seek the appointment of a receiver for that nonprofit.  Other than as described above, NHI does not know whether the OTAG will commence any legal proceedings with respect to  either of these nonprofit corporations or, if so, what relief will be sought.

As previously disclosed, in 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI. On September 21, 2010, the Court granted a motion to dismiss the complaint, entered a judgment, and dismissed the action with prejudice. Despite that ruling, the Company’s Board received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserted that certain NHI directors and officers breached their fiduciary duties to NHI in connection with its transaction with Care Foundation of America, Inc. (“CFA”). In response, the Company’s Board appointed a special committee that on December 6, 2010 made its report and recommendation to the Board. The Board considered the demand and unanimously accepted the special committee’s recommendation to reject the demand on the basis that pursuing the proposed claims, in whole or in part, would not be in the best interests of the Company. Mr. Shearer was notified of the Board’s determination by letter dated December 13, 2010. On February 3, 2011, Mr. Shearer filed a new derivative shareholder lawsuit (M.D. Tenn. Case No. 3:11-99), making the same claim and allegations as in the action that was dismissed with prejudice. The Company has responded to the new lawsuit by filing a motion to dismiss, in which the Company contends that Mr. Shearer lacks standing to bring the action given the Board’s acceptance of the special committee’s recommendation. The individual defendants have filed a separate motion to dismiss, in which they contend that the judgment in the first action precludes a subsequent action. Both motions have been fully briefed and are pending before the Court.

Item 1A.  Risk Factors.

    During the quarter ended September 30, 2011, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 except for a recent development that has increased the risk factor that stated as follows:

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

10.1

Contract to Acquire Properties dated October 31, 2011 by and between National Health Investors, Inc. and Firehole River Real Estate Holdings – Greenville, Ltd., Firehole River Real Estate Holdings – West Houston, Ltd., Legend Oaks – Ennis, LLC, Legend Greenville Healthcare, LLC, Legend Oaks – West Houston, LLC and Legend Oaks – North Houston, LLC

10.2	Credit Agreement, dated as of November 1, 2011, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders named therein

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date: November 7, 2011	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date: November 7, 2011	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer)