Form 10-K
period 2011-12-31
NATIONAL HEALTH INVESTORS INC
filed 2012-02-15
CIK 877860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2011 (based on the closing price of these shares on the New York Stock Exchange) was approximately $1,155,024,000.  There were 27,781,594 shares of the registrant’s common stock outstanding as of February 14, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2012 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

Page

Part I

Forward Looking Statements

3

Item 1. Business.

4

Item 1A. Risk Factors.

11

Item 1B. Unresolved Staff Comments.

15

Item 2. Properties Owned or Associated with Mortgage Loan Investments.

16

Item 3. Legal Proceedings.

20

Item 4. Mine and Safety Disclosures.

21

Part II.

Item 5. Markets for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

21

Item 6. Selected Financial Data.

23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

25

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

40

Item 8. Financial Statements and Supplementary Data.

41

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

69

Item 9A. Controls and Procedures.

69

Item 9B. Other Information.

69

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

72

Item 11. Executive Compensation.

72

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

72

Item 13. Certain Relationships and Related Transactions.

72

Item 14. Principal Accountant Fees and Services.

72

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

72

Signatures

73

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

ITEM 1. BUSINESS.

General

    National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries.  As of December 31, 2011, our portfolio consisted of real estate (excluding corporate office and assets held for sale) and mortgage investments with a carrying value totaling $472,741,000 and other investments in preferred stock and marketable securities of $49,496,000 resulting in total invested assets of $522,237,000.  We are a self-managed REIT with our own management reporting directly to our Board of Directors.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide, primarily in the long-term health care industry.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, and hospitals, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, including principal prepayments from our borrowers, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary debt.

    At December 31, 2011, our continuing operations consisted of investments in real estate and mortgage notes receivable in 127 health care facilities located in 24 states consisting of 81 skilled nursing facilities, 36 assisted living facilities, 2 medical office buildings, 4 independent living facilities, and 4 hospitals.  These investments consisted of approximately $394,069,000 of net real estate investments in 97 health care facilities with 18 lessees and $78,672,000 aggregate carrying value of mortgage notes receivable from 15 borrowers related to 30 health care facilities.

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

Types of Health Care Facilities

    Skilled nursing facilities.  As of December 31, 2011, our portfolio included 55 skilled nursing facilities (“SNF”) leased to operators and mortgage loans secured by 26 SNFs.  SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy.  The operators of the SNFs receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare.  SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level.  Most SNFs must obtain a Certificate of Need (“CON”) from the state before opening or expanding such facilities. Some SNFs include assisted living beds.

    Assisted living facilities.  As of December 31, 2011, our portfolio included 33 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by 3 ALFs.  ALFs are either free-standing or are attached to skilled nursing or retirement facilities and provide basic room and board functions for elderly residents.  They may also provide assistance to elderly residents with activities of daily living such as bathing, grooming and administering medication.  Some assisted living projects include licensed skilled nursing beds.  On-site staff personnel are available to assist in minor medical needs on an as-needed basis.  Operators of ALFs are typically paid from private sources without assistance from government programs.

    Medical office buildings.  As of December 31, 2011, our portfolio included 2 medical office buildings (“MOB”) leased to operators.  MOBs are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners.  MOBs differ from conventional office buildings due to the special requirements of the tenants.  Each of our MOBs is leased to one lessee, and is either physically attached to or located on an acute care hospital campus.  The lessee then sub-leases individual office space to the physicians or other medical practitioners.  The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to sub-lease the individual office space.

    Independent living facilities.  As of December 31, 2011, our portfolio included 4 independent living facilities (“ILF”) leased to two operators.  ILFs offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas.  Services provided by ILF operators are generally paid from private sources without assistance from government programs.  ILFs may be licensed and regulated in some states, but do not require the issuance of a CON as required for SNFs.

    Hospitals.  As of December 31, 2011, our portfolio included 4 hospitals (“HOSP”); 2 of which are leased to operators, 1 leased property currently under development and 1 mortgage loan with a purchase option.  Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation.  Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure.  Services provided by hospitals are generally paid for by a combination of private pay sources and government programs.

Nature of Investments

    Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of real estate operations with in-place leases, or as mortgage loans.  We have also provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a lease with us upon completion of the construction.  The lease rates on our leases and the interest rates on our mortgage and construction loans have typically ranged between 8% and 12% per annum.  We normally charge a commitment fee of 1% based on the purchase price of the property in a purchase-leaseback transaction or the total principal amount of a mortgage or construction loan.  We believe our lease and loan terms are competitive within our peer group.  Typical characteristics of these transactions are as follows:

    Leases.  Our leases generally have an initial leasehold term of 10 to 15 years with one or more 5-year renewal options.  The leases are "triple net leases" under which the tenant is responsible for the payment of all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the Health Care Facilities, including required levels of capital expenditure each year.  The tenant is obligated at its expense to keep all improvements, fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to at least the full replacement cost thereof and to maintain specified minimal personal injury and property damage insurance.  Our leases require the tenant to name us as an additional insured party on the tenant’s insurance policy.  The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by the tenant and related activities, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility with respect to each Health Care Facility.

    Most of our existing leases contain annual escalators in rent payments.  For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.  The acute care and MOB properties (excluding acute psychiatric) which we own and lease give the lessee an option to purchase the underlying property at the greater of i) our acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by us.  In addition, the acute care and MOB leases (excluding acute psychiatric) contain a right of first refusal for the lessee if we receive an offer to buy the underlying leased property.

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

    Mortgage Loans.  In general, our mortgage loans have a maturity of at least 10 years with the principal amortized over 20 to 25 years and a balloon payment due at maturity.  Most of the loans are at a fixed interest rate; however, some interest rates increase based on scheduled fixed rate increases.  In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility.  Additionally, most of our loans are collateralized by first mortgage liens and corporate or personal guarantees.

    We have made mortgage loans to borrowers secured by a second deed-of-trust where there is a process in place for the borrower to obtain long-term financing, primarily with a U.S. government agency, and where the historical financial performance of the underlying health care facility meets our loan underwriting criteria.  The interest rate on our second mortgage loans are currently 12% to 14.5% per annum.

    Investment in preferred stock and marketable securities of other REITs.  We have invested a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  Refer to Notes 5 and 6 of our consolidated financial statements included herein for further information.

Competition and Market Conditions

    We compete with real estate partnerships, other REITs and other investors (including, but not limited to, banks, insurance companies, and investment banks who market securities in mortgage funds) in the acquisition, leasing and financing of health care-related properties primarily on the basis of price and flexibility of financing structure.

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

    The SNFs which either secure our mortgage loans or we lease to operators receive the majority of their revenues from Medicare, Medicaid and other government programs.  From time to time, these facilities have experienced Medicare and Medicaid revenue reductions brought about by the enactment of legislation to reduce government costs.  In particular, the establishment of a Medicare prospective payment system (“PPS”) for SNF services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to SNF providers.  While Congress subsequently took steps to mitigate the impact of the prospective payment system on SNFs, other federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to SNFs.  State Medicaid funding is not expected to keep pace with inflation according to industry studies.  Any changes in government reimbursement methodology that reduces reimbursement to levels that are insufficient to cover the operating costs of our borrowers and lessees could adversely impact us.  The ALF industry generally relies on private-pay residents who may be negatively impacted in an economic downturn.  The success of these facilities is often impacted by the existence of comparable, competing facilities in a local market.

Operator Diversification

    The majority of our Health Care Facilities are operated by the owner or lessee.  For the year ended December 31, 2011, 56% of our portfolio revenue was from publicly-owned companies, 35% was from regional operators, and 9% was from smaller operators.  As a percent of total investments at net book value, approximately 19% of the Health Care Facilities are operated by publicly-owned companies, 68% are operated by regional health care companies and 13% are operated by smaller companies.  We consider the operator to be an important factor in determining the creditworthiness of the investment, and we generally have the right to approve any changes in operators.

    For the year ended December 31, 2011, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Community Health Systems, Inc.; Emeritus Senior Living; Health Services Management, Inc.; Legend Healthcare, LLC; National HealthCare Corporation; Senior Living Management Corporation, LLC; and Suite Living Senior Specialty Services.

Major Customer - NHC

    National HealthCare Corporation (“NHC”), is a publicly-held company and our largest customer.  We lease 41 health care facilities to NHC.  On December 27, 2005, under an amendment to the Master Agreement (originally dated October 17, 1991), NHC exercised its option to extend the existing lease on the 41 facilities for the second renewal term.  These 41 properties include 38 SNFs (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC under the Master Agreement) and 3 ILFs.  The 15-year lease extension began January 1, 2007, and includes 3 additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by the tenant at its expense.  Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year.  We refer to this additional rent component as “percentage rent”.

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

    Our rental income from continuing operations in 2011 was $76,050,000 ($35,996,000 or 47% from NHC); in 2010 was $71,289,000 ($35,212,000 or 49% from NHC); and in 2009 was $53,648,000 ($34,782,000 or 65% from NHC).

    Beginning with our inception in 1991, NHC provided advisory services to us under an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement").  Effective November 1, 2004, we assigned the Advisory Agreement with NHC to Management Advisory Source, LLC (“MAS”), formed by our Board Chairman and then Chief Executive Officer W. Andrew Adams.  On December 3, 2007, we elected to become a self-managed REIT, with our own management reporting directly to the Board of Directors, and we terminated the Advisory Agreement with MAS on March 31, 2008.  Under a consulting agreement with our Board of Directors, Mr. Adams served as Chief Executive Officer until March of 2011.  Mr. Adams remains the Chairman of the Board of Directors.

Commitments and Contingencies

    As described in Note 9 to the consolidated financial statements, as of December 31, 2011, we have future conditional funding commitments totaling $2,050,000 to two borrowers, a commitment of $146,000 to a lessee for certain capital improvements and operating equipment, and a construction commitment of $16,547,000.  We have $9,478,000 in future conditional payments to be made in connection with three purchase/leaseback transactions we completed between 2009 and 2011.  Funding of the commitments described above results in a higher basis from which we will charge agreed-upon lease or borrowing rates.

    As described in Note 3 and 9 to our consolidated financial statements, we have agreed to sell six (five remaining) SNFs to our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC.  We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual increases.

Sources of Revenues

    General.  Our revenues are derived primarily from rental income and mortgage interest income.  During 2011, rental income was $76,050,000 (92%) and mortgage interest income was $6,652,000 (8%) of total revenue from continuing operations of $82,702,000.  Our revenues depend on the operating success of our facility operators whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

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

    Medicare and Medicaid.  A significant portion of the revenue of our SNF lessees and borrowers is derived from government funded reimbursement programs, such as Medicare and Medicaid.  Reimbursement under these programs is subject to periodic pre- and post-payment review and other audits by federal and state authorities.  Medicare is uniform nationwide and reimburses skilled nursing centers under a prospective payment system (“PPS”) which is based on a predetermined, fixed amount.  PPS was instituted as mandated by the Balanced Budget Act of 1997.  PPS became effective July 1, 1998.  PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient.  Payment rates are updated annually and are generally adjusted each October when the federal fiscal year begins.  The current acuity classification system is named Resource Utilization Groups IV (“RUGs IV”) and was effective October 1, 2010.  PPS as implemented in 1998 had an adverse impact on the healthcare industry and our lessees’ and borrowers’ business by decreasing payments materially, which adversely impacted our business.  Refinements in the form of temporary add-ons provided some relief until October 1, 2002.  Since then, annual market basket (inflationary) increases have continued to improve payments; however, other federal legislative policies have been adopted and continue to be proposed that could reduce Medicare and/or Medicaid payments to nursing facilities.

    RUGs IV incorporates changes to PPS that will significantly alter how SNFs are paid for rendering care. Operators of our SNFs who are not well versed in the new regulations will be at risk for reductions in revenue. Some examples are as follows:

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

    Medicaid is a joint federal and state program designed to provide medical assistance to “eligible needy persons.”  Medicaid programs are operated by state agencies that adopt their own medical reimbursement methodology and standards.  Payment rates and covered services vary from state to state.  In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to those patients.  State Medicaid plans subject to budget constraints are of particular concern to us given the repeal of the Boren Amendment by the Balanced Budget Act of 1997.  The Boren Amendment provided fair reimbursement protection to nursing facilities.  Changes in federal funding coupled with state budget problems have produced an uncertain environment.  Industry studies predict the Medicaid crisis will continue with states’ required contribution to Medicare Part D and anticipated budget deficits.  States will more than likely be unable to keep pace with nursing center inflation.  States are under pressure to pursue other alternatives to long term care such as community and home-based services.  Furthermore, several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for nursing home care.

    Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing law.  Moreover, as health care facilities have experienced increasing pressure from private payors attempting to control health care costs, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.  Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities.  We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our lessees’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors.  There can be no assurance that future payment rates for either government or private payors will be sufficient to cover cost increases in providing services to patients.  Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect the operating revenues of our SNF and hospital lessees and borrowers, and thereby adversely affect their ability to make their lease or debt payments to us.  Failure of our lessees and borrowers to make their scheduled lease and loan payments to us would have a direct and material adverse impact on us.

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

    Certificates of Need.  The SNFs and hospitals in which we invest are also generally subject to state statutes which may require regulatory approval in the form of a CON prior to the construction or expansion of facilities to accommodate new beds (or addition of new beds to existing facilities), the addition of services or certain capital expenditures.  CON requirements are not uniform throughout the United States and are subject to change.  We cannot predict the impact of regulatory changes with respect to CONs on the operations of our lessees and borrowers; however, in our primary market areas, a significant reduction in new construction of long-term care beds has occurred.

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

    As described in Notes 3 and 4 to the consolidated financial statements, we funded or made commitments to fund new investments in real estate and mortgage assets during 2011 totaling $100,378,000, and we anticipate making additional investments in 2012 that meet our underwriting criteria.  In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs and lease or mortgage obligations and to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored patients.  There can be no assurances that investments meeting our standards regarding these attributes will be found or closed.

    We will not, without the approval of a majority of the Board of Directors, enter into any joint venture relationships with or acquire from or sell to any director, officer or employee of NHI, or any affiliate thereof, as the case may be, any of our assets or other property.

    The Board of Directors, without the approval of the stockholders, may alter our investment policies if it determines that such a change is in our best interests and our stockholders’ best interests.  The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons.

    Future investments in health care related facilities or businesses may utilize borrowed funds when it is advisable in the opinion of the Board of Directors.  We may negotiate lines of credit or arrange for other short or long-term borrowings from lenders.  We may arrange for long-term borrowings from institutional investors or through public offerings.  We have previously invested and may in the future invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or in mortgage investment pools.

Executive Officers of the Company

    The table below sets forth the name, position and age of each of our executive officers.  Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year.  There is no “family relationship” among any of the named executive officers or with any director.  All information is given as of February 14, 2012:

Name	Position	Age
J. Justin Hutchens	President and Chief Executive Officer	37

Roger R. Hopkins	Chief Accounting Officer	50

Kristin S. Gaines	Chief Credit Officer	40

    J. Justin Hutchens was appointed Chief Executive Officer and President of National Health Investors (NYSE: NHI) in March 2011.  Mr. Hutchens joined NHI as the President, Chief Operating Officer in February 2009.  Prior to joining NHI, he had 15 years of field operations background in the senior housing and long-term care industry including national operating experience as the Senior Vice-President & COO of Summerville Senior Living in 2003 until the Summerville merger with Emeritus Senior Living (NYSE: ESC) in 2007 at which time he was appointed the Executive Vice-President & COO of Emeritus. He holds a Master of Science in Management from Regis University and a Bachelor of Science in Human Services from the University of Northern Colorado.  He completed an Executive Management Program studying Measurement and Control of Organizational Performance at the University of Michigan.

    Roger R. Hopkins joined NHI in 2006 and was named Chief Accounting Officer in December 2006.  He has nearly 30 years of public accounting and financial management experience.  Until 2006, he was a partner in the Tennessee regional accounting firm of Rodefer Moss & Co, PLLC.  He was previously a senior manager in the Nashville, Tennessee office of Deloitte & Touche.  Mr. Hopkins received his B.S. degree in accounting from Tennessee Technological University in 1982 and is a Certified Public Accountant.

    Kristin S. Gaines was appointed NHI’s Chief Credit Officer in February 2010. She joined NHI in 1998 as a Credit Analyst.  During her tenure with NHI, Ms. Gaines has had a progressive career in the areas of finance and operations. Her experience has culminated in a breadth of expertise in underwriting, portfolio oversight and real estate finance.  Ms. Gaines holds an MBA and she received her BBA in Accounting both from Middle Tennessee State University.

    We have a staff of 9, all serving in our corporate office in Murfreesboro, TN.  Essential services such as internal auditing, tax compliance, information technology, legal services, and investor relations are outsourced to third-party professional firms.

Investor Information

    We maintain a web site at www.nhireit.com.  We publish to this web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases.  We have a policy of publishing these on the web site within two (2) business days after public release or filing with the SEC.

    We also maintain the following documents on our web site:

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

    The Annual Stockholders’ meeting will be held at 4:00 p.m. local time on May 4, 2012 at our corporate office at 222 Robert Rose Drive, Murfreesboro, TN.

ITEM 1A. RISK FACTORS.

    We depend on the operating success of our customers (facility operators) for collection of our revenues during this time of uncertain economic conditions in the U.S.

    Revenues to operators of our Health Care Facilities are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates.  Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and from widely-publicized federal and state budget shortfalls and constraints.  Overall weak economic conditions in the U.S. which affect housing sales, investment returns and personal incomes may adversely affect occupancy rates of ALFs that generally rely on private pay residents.  Expenses for the Health Care Facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service.  Liability insurance and staffing costs continue to increase for our operators.  To the extent any decrease in revenues and/or any increase in operating expenses results in a facility not generating enough cash to make scheduled payments to us, our revenues, net income and funds from operations would be adversely affected.  Such events and circumstances would cause us to evaluate whether there was an impairment of the real estate or mortgage loan that should be charged to earnings.  Such impairment would be measured as the amount by which the carrying amount of the asset exceeded its fair value.  Consequently, we might be unable to maintain or increase our current dividend and the market price of our stock may decline.

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

    We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect that lower reimbursement rates will have on our tenants’ and borrowers’ business.

    Our operators’ businesses are affected by government reimbursement and private payor rates.  To the extent that any of our Health Care Facilities receive a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facilities.  In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures.  On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced the Skilled Nursing Facilities – Prospective Payment System final rule for fiscal year 2012 that cuts Medicare payments to SNF operators by a net 11.1% beginning October 1, 2011.  Such reductions in Medicare reimbursement will have an adverse effect on the financial operations of our borrowers and lessees who operate SNFs.  Changes in health care reimbursement will likely continue to be of paramount importance to federal and state authorities.  We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry.  There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors.  Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us.  In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.

    We are exposed to the risk that the cash flows of our tenants and borrowers will be adversely affected by increased liability claims and general and professional liability insurance costs.

    Long-term care facility operators (ALFs and SNFs) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida.  As a result, general and professional liability costs have increased and may continue to increase.  Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Both Texas and Florida have now adopted SNF liability laws that modify or limit tort damages.  Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs.  Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies.  No assurance can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business.  Insurance companies may continue to reduce or stop writing general and professional liability policies for ALFs and SNFs.  Thus, general and professional liability insurance coverage may be restricted, very costly or not available, which may adversely affect the facility operators’ future operations, cash flows and financial condition and may have a material adverse effect on the facility operators’ ability to meet their obligations to us.

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

    From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our loans receivable and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements.  We must reinvest these proceeds, on a timely basis, in health care investments or in qualified short-term investments.  We compete for real estate investments with a broad variety of potential investors.  This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us.  Delays in acquiring properties may negatively impact revenues and the amount of distributions to stockholders.

    We may need to incur more debt in the future, which may not be available on terms acceptable to the Company.

    We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our low debt levels, availability under our unsecured credit facility and current liquidity will enable us to meet our obligations and continue to make investments in healthcare real estate. While we currently have a very low debt ratio, in the future, we may increase our borrowings. We may incur additional debt by borrowing under our unsecured credit facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction.  We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our credit facility at or prior to its maturity.  Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions.  If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

    We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties.

    Real estate investments are relatively illiquid and, therefore, our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions may be limited.  All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Health Care Facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Transfers of operations of Health Care Facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be less than the net book value or the amount owed on any related mortgage loan, because the property may not be readily adaptable to other uses. The sale of the property or the replacement of an operator that has defaulted on its lease or loan could also be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility.   No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Should such events occur, our income and cash flows from operations could be adversely affected.

    We are exposed to the risk that our assets may be subject to impairment charges.

    We periodically, but not less than quarterly, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our reported results of operations in the period in which the impairment charge occurs.

    We depend on the ability to continue to qualify as a REIT.

    We intend to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and believe we have and will continue to operate in such a manner.  Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed.  A reduction in our earnings would affect the amount we could distribute to our stockholders.

    We have ownership limits in our charter with respect to our common stock and other classes of capital stock.

    Our charter, subject to certain exceptions, contains restrictions on the ownership and transfer of our common stock and preferred stock that are intended to assist us in preserving our qualification as a REIT.  Our charter, provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under Internal Revenue Code would be void, which, subject to certain exceptions, results in no person or entity being allowed to own, actually or constructively, more than 9.9% of the outstanding shares of our stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit and such an exemption has been granted through Excepted Holder Agreements to members of the Carl E. Adams family.  Based on the Excepted Holder Agreements currently outstanding, the individual ownership limit for all other stockholders is approximately 7.5%.  Our charter gives our Board of Directors’ broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits.  These ownership limits may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

    We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests.

    Certain provisions of Maryland law, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control, even if these transactions involve a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuances of shares of stock and other specified transactions with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter, unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Unless our Board of Directors takes action to exempt us, generally or with respect to certain transactions, from this statute in the future, the Maryland Business Combination Act will be applicable to business combinations between us and other persons.  The Company’s Charter and Bylaws also contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for the common stock. These provisions include a staggered board of directors, blank check preferred stock, and the application of Maryland corporate law provisions on business combinations and control shares.  The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

    None.

ITEM 2.  PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS

 AS OF DECEMBER 31, 2011

SKILLED NURSING		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	L	151
NHC HealthCare, Moulton	Moulton	L	136

ARIZONA
Sunbridge Estrella Care & Rehabilitation	Avondale	L	161

FLORIDA
Ayers Health & Rehabilitation Center	Trenton	L	120
Bayonet Point Health & Rehabilitation Center	Hudson	L	180
Bear Creek Nursing Center	Hudson	L	120
Brooksville Healthcare Center	Brooksville	L	180
Cypress Cove Care Center	Crystal River	L	120
Heather Hill Healthcare Center	New Port Richey	L	120
Parkway Health & Rehabilitation Center	Stuart	L	177
Royal Oak Nursing Center	Dade City	L	120
The Health Center of Merritt Island	Merritt Island	L	180
The Health Center of Plant City	Plant City	L	180

GEORGIA
Ashton Woods Rehabilitation Center	Atlanta	M	157
NHC HealthCare, Rossville	Rossville	L	112
The Place at Deans Bridge	Augusta	M	100
The Place at Martinez	Augusta	M	100
The Place at Pooler	Pooler	M	122

IDAHO
Grangeville Health and Rehabilitation Center	Grangeville	L	60

KANSAS
Chanute HealthCare Center	Chanute	M	77
Council Grove HealthCare Center	Council Grove	M	80
Haysville HealthCare Center	Haysville	M	119
Larned HealthCare Center	Larned	M	83
Sedgwick HealthCare Center	Sedgwick	M	62

KENTUCKY
NHC HealthCare, Glasgow	Glasgow	L	206
NHC HealthCare, Madisonville	Madisonville	L	94

MASSACHUSETTS
Buckley HealthCare Center	Greenfield	M	120
Holyoke Health Care Center	Holyoke	M	102
John Adams HealthCare Center	Quincy	M	71
Longmeadow of Taunton	Taunton	M	100

MISSOURI
Charlevoix HealthCare Center	St. Charles	M	142
Columbia HealthCare Center	Columbia	M	97
Joplin HealthCare Center	Joplin	M	92
NHC Healthcare, Desloge	Desloge	L	120
NHC Healthcare, Joplin	Joplin	L	126
NHC Healthcare, Kennett	Kennett	L	170

SKILLED NURSING (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
NHC Healthcare, Maryland Heights	Maryland Heights	L	220
NHC HealthCare, St. Charles	St. Charles	L	120

NEW HAMPSHIRE
Epsom HealthCare Center	Epsom	M	108
Maple Leaf HealthCare Center	Manchester	M	114
Villa Crest HealthCare Center	Manchester	M	165

SOUTH CAROLINA
NHC Healthcare, Anderson	Anderson	L	290
NHC Healthcare, Greenwood	Greenwood	L	152
NHC HealthCare, Laurens	Laurens	L	176
UniHealth Post-Acute Care-Orangeburg	Orangeburg	L	88

TENNESSEE
NHC Healthcare, Athens	Athens	L	98
NHC Healthcare, Chattanooga	Chattanooga	L	207
NHC HealthCare, Columbia	Columbia	L	106
NHC HealthCare, Dickson	Dickson	L	211
NHC HealthCare, Franklin	Franklin	L	80
NHC Healthcare, Hendersonville	Hendersonville	L	122
NHC Healthcare, Hillview	Columbia	L	92
NHC Healthcare, Johnson City	Johnson City	L	160
NHC Healthcare, Knoxville	Knoxville	L	139
NHC Healthcare, Lewisburg	Lewisburg	L	102
NHC HealthCare, McMinnville	McMinnville	L	150
NHC HealthCare, Milan	Milan	L	122
NHC Healthcare, Oakwood	Lewisburg	L	60
NHC HealthCare, Pulaski	Pulaski	L	102
NHC Healthcare, Scott	Lawrenceburg	L	62
NHC HealthCare, Sequatchie	Dunlap	L	120
NHC HealthCare, Smithville	Smithville	L	120
NHC Healthcare, Somerville	Somerville	L	84
NHC Healthcare, Sparta	Sparta	L	120
NHC HealthCare, Springfield	Springfield	L	107

TEXAS
Heritage Manor of Canton*	Canton	L	110
Heritage Oaks*	Arlington	L	204
Heritage Place*	Mesquite	L	149
Legend Healthcare & Rehabilitation	Paris	L	120
Legend Oaks Healthcare and Rehabilitation Center (East)	Houston	L	125
Legend Oaks Healthcare and Rehabilitation Center (Northwest)	Houston	L	125
Legend Oaks Healthcare and Rehabilitation Center	San Antonio	L	125
Legend Oaks Healthcare and Rehabilitation Center - Ennis	Ennis	L	124
Legend Healthcare & Rehabilitation	Greenville	L	125
Legend Oaks Healthcare and Rehabilitation Center	Houston	L	124
Legend Oaks Healthcare and Rehabilitation Center	Houston	L	125
Park Place Care Center	Georgetown	M	164
The Village at Richardson*	Richardson	L	280
Winterhaven Healthcare Center*	Houston	L	160

SKILLED NURSING (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
VIRGINIA
Heritage Hall - Brookneal	Brookneal	M	60
Heritage Hall - Grundy	Grundy	M	120
Heritage Hall - Laurel Meadows	Laurel Fork	M	60
Heritage Hall - Virginia Beach	Virginia Beach	M	90
Heritage Hall - Front Royal	Front Royal	M	60
Heritage Hall - Lexington	East Lexington	M	60
NHC HealthCare, Bristol	Bristol	L	120

ASSISTED LIVING
ARIZONA
The Place at Gilbert	Gilbert	L	40
The Place at Glendale	Glendale	L	38
The Place at Tanque Verde	Tucson	L	42
The Place at Tucson	Tucson	L	60

FLORIDA
Brentwood at Fore Ranch	Ocala	M	120
Indigo Palms at Maitland	Maitland	L	116
Savannah Court of Maitland	Maitland	L	151
Savannah Court of Palm Beaches	W. Palm Beach	L	144
Savannah Court of Bartow	Bartow	L	30
Savannah Court of St. Cloud	St. Cloud	L	30
Savannah Court of Lakeland	Lakeland	L	30

GEORGIA
Savannah Court at Lake Oconee	Greensboro	L	64

ILLINOIS
Bickford of Peoria	Peoria	L	32

INDIANA
Bickford of Lafayette	LaFayette	L	28

IOWA
Bickford of Clinton	Clinton	L	37
Bickford of Iowa City	Iowa City	L	37

LOUISIANA
West Monroe Arbors	West Monroe	L	59
Bossier Arbors	Bossier City	L	60
Bastrop Arbors	Bastrop	L	38
Minden Arbors	Minden	L	26

MICHIGAN
Bickford of Battle Creek	Battle Creek	L	46
Bickford of Lansing	Lansing	L	46
Bickford of Midland	Midland	L	46
Bickford of Saginaw	Saginaw	L	46

MINNESOTA
Traditions	Owatonna	M	70
Suite Living of Champlin	Champlin	L	30
Suite Living of Hugo	Hugo	L	24
Suite Living of Maplewood	Maplewood	L	42
Suite Living of North Branch	North Branch	L	30

ASSISTED LIVING (continued)		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
NEW JERSEY
Brighton Gardens of Edison	Edison	L	148

OREGON
East Cascade Retirement Community	Madras	M	76

PENNSYLVANIA
Heritage Hill Senior Community	Weatherly	L	143

SOUTH CAROLINA
The Place at Conway	Conway	L	52

TENNESSEE
The Place at Gallatin	Gallatin	L	49
The Place at Kingsport	Kingsport	L	49
The Place at Tullahoma	Tullahoma	L	49

HOSPITALS
ARIZONA
Santé Mesa	Mesa	M	70

CALIFORNIA
Alvarado Parkway Institute	La Mesa	L	66

KENTUCKY
Kentucky River Hospital	Jackson	L	55

TENNESSEE
Polaris**	Murfreesboro	L	60

INDEPENDENT LIVING CENTERS
IDAHO
Sunbridge Retirement & Rehab for Nampa	Nampa	L	183

MISSOURI
Lake St. Charles Retirement Center	St. Charles	L	180

TENNESSEE
Colonial Hill Retirement Center	Johnson City	L	63
Parkwood Retirement Apartments	Chattanooga	L	30

MEDICAL OFFICE BUILDINGS			Sq. Ft.
FLORIDA
North Okaloosa	Crestview	L	27,017

TEXAS
Pasadena Bayshore	Pasadena	L	61,500

CORPORATE OFFICE
TENNESSEE	Murfreesboro	N/A	7,000

*Facility was classified as held for sale at December 31, 2011 in the consolidated financial statements
**Under construction

10-YEAR LEASE EXPIRATIONS

    The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension.  Leases associated with facilities held for sale at December 31, 2011 are not considered below.  We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent**	Annualized
Year	Expiring	Square Feet*	of Beds	(in thousands)	Gross Rent
2012	2	27,017	115	$ 3,561	4.4%
2013	1	-	148	1,372	1.7%
2014	1	-	780	6,444	7.9%
2015	-	-	-	-	-
2016	1	-	449	3,707	4.6%
2017	1	-	116	593	0.7%
2018	2	61,500	88	1,080	1.3%
2019	1	-	143	403	0.5%
2020	-	-	-	-	-
2021	1	-	344	1,692	2.1%
Thereafter	8	-	7,672	62,524	76.8%

*Rentable Square Feet represents total square footage in two MOB investments.

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

    As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations.  NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation has been resolved with respect to one of the nonprofit corporations.  Although the transaction is subject to the approval of the OTAG, NHI has entered into agreements to purchase and lease to a third party the facilities owned by the second nonprofit.  While NHI has not received any indication that the OTAG will object to the transaction, NHI can give no assurance that the transaction will be approved by the OTAG.  A receiver was recently appointed for the third nonprofit. Other than as described above, NHI does not know whether the OTAG will commence any legal proceedings with respect to either of these nonprofit corporations or, if so, what relief will be sought.

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

ITEM 4. MINE AND SAFETY DISCLOSURES.

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    The Company’s charter contains certain provisions which are designed to ensure that the Company’s status as a REIT is protected for federal income tax purposes.  One of these provisions provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the IRS Code would be void, which, subject to certain exceptions, results in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s stock.  In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants.  Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family.  These written agreements are intended to restate and replace the parties’ prior verbal agreement.  Based on the Excepted Holder Agreements currently outstanding, the individual ownership limit for all other stockholders is approximately 7.5%.  Our charter gives our Board of Directors’ broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits.  These agreements were entered into in connection with the Company’s announcement in 2008 of a stock purchase program pursuant to which the Company subsequently purchased 194,100 shares of its common stock in the public market from its stockholders.

    A separate agreement was entered into with each of the spouse and children of Dr. Carl E. Adams and others within Mr. W. Andrew Adams’ family.  We needed to enter into such an agreement with each family member because of the complicated ownership attribution rules under the Internal Revenue Code.  The Agreement permits the Excepted Holders to own stock in excess of 9.9% up to the limit specifically provided in the individual agreement and not lose rights with respect to such shares.  However, if the stockholder’s stock ownership exceeds the limit, then such shares in excess of the limit become “Excess Stock” and lose voting rights and entitlement to receive dividends.  The Excess Stock classification remains in place until the stockholder no longer exceeds the threshold limit specified in the Agreement.  The purpose of these agreements is to ensure that the Company does not violate the prohibition against a REIT being closely held.

    W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant. Again, this prohibition is designed to protect the Company’s status as a REIT for tax purposes.

    In order to qualify for the beneficial tax treatment accorded to a REIT, we must make distributions to holders of our common stock equal on an annual basis to at least 90% of our REIT taxable income (excluding net capital gains), as defined in the Internal Revenue Code.  Cash available for distribution to our stockholders is primarily derived from interest payments received on our mortgages and from rental payments received under our leases.  All distributions will be made by us at the discretion of the Board of Directors and will depend on our cash flow and earnings, our financial condition, bank covenants contained in our financing documents and such other factors as the Board of Directors deems relevant.  Our REIT taxable income is calculated without reference to our cash flow.  Therefore, under certain circumstances, we may not have received cash sufficient to pay our required distributions.

Common Stock Market Prices and Dividends

    Our common stock is traded on the New York Stock Exchange under the symbol “NHI”.  As of February 14, 2012, there were 896 holders of record of shares and 18,164 beneficial owners of the shares.

    High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2011			2010
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$48.48	$44.55	$.615	$38.79	$32.03	$.575
June 30	49.55	42.52	.615	42.73	37.27	.575
September 30	48.03	37.90	.615	46.06	36.66	.605
December 31	46.16	39.81	.87(1)	48.31	42.61	.605
(1) Includes a special dividend of $0.22 per share

    The closing price of our stock on February 14, 2012 was $48.98.

    We currently maintain two equity compensation plans: the NHI 1997 Stock Option Plan (“the 1997 Plan”) and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”).  Each of these plans has been approved by our stockholders.  The following table provides information as of December 31, 2011 about our common stock that may be issued upon grants of restricted stock and the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	509,422	$42.03	360,635(a)

(a) These shares remain available for grant under the 2005 Plan.

    The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the previous five years in comparison to the cumulative total return on the FTSE NAREIT All REITs Index and the Standard & Poor’s 500 Stock Index.  The FTSE NAREIT All REITs Index is comprised of all tax-qualified REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market List.  The FTSE NAREIT All REITs Index is not free float adjusted, and constituents are not required to meet minimum size and liquidity criteria.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table represents our financial information for the five years ended December 31, 2011.  This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

NATIONAL HEALTH INVESTORS, INC.

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share amounts)

	Years Ended December 31,
STATEMENT OF INCOME DATA:	2011	2010(a)	2009(a)	2008(a)	2007(a)
Net revenues	$82,702	$78,032	$62,793	$56,567	$56,036
Non-operating income	14,744	5,191	8,581	6,487	12,464

Income from continuing operations	72,760	61,840	57,061	50,437	74,389
Discontinued operations:
Operating income - discontinued operations	5,024	5,577	7,168	7,073	8,908
Net gain on dispositions and deconsolidation	3,348	2,004	-	-	13,138
Net income	$81,132	$69,421	$64,229	$57,510	$96,435

PER SHARE DATA:
Basic earnings per common share:
Income from continuing operations	$2.63	$2.24	$2.07	$1.82	$2.68
Discontinued operations	.30	.27	.26	.26	.80
Net income per common share	$2.93	$2.51	$2.33	$2.08	$3.48
Diluted earnings per common share:
Income from continuing operations	$2.62	$2.23	$2.06	$1.82	$2.68
Discontinued operations	0.30	.27	.26	0.25	0.79
Net income per common share	$2.92	$2.50	$2.32	$2.07	$3.47

OTHER DATA:
Common shares outstanding	27,751,208	27,689,392	27,629,505	27,580,319	27,752,239
Weighted average common shares:
Basic	27,719,096	27,664,482	27,586,338	27,706,106	27,703,464
Diluted	27,792,592	27,732,959	27,618,300	27,731,951	27,783,862

Regular dividends declared per common share	$2.495	$2.36	$2.20	$2.20	$2.00
Special dividends declared per common share	.22	-	.10	.22	.85

BALANCE SHEET DATA: (at year end)
Mortgages and other notes receivable, net	$78,672	$75,465	$94,588	$108,640	$141,655
Real estate properties, net	394,795	327,654	223,861	181,332	187,455
Assets held for sale, net	29,381	36,853	33,420	200	-
Total assets	579,563	509,341	459,360	457,106	500,732
Debt	97,300	37,765	-	3,987	9,512
Total stockholders' equity	443,485	442,500	434,612	429,615	446,138

(a) Prior period financial information has been reclassified for presentation of operations discontinued during 2011, along with reclassification of certain balance sheet line items to conform to the 2011 presentation.

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

Executive Overview

    NHI, a Maryland corporation incorporated in 1991, is a REIT which invests in income-producing health care properties primarily in the long-term care and senior housing industries.  As of December 31, 2011, our portfolio consisted of real estate (excluding corporate office and assets held for sale) and mortgage investments with a carrying value totaling $472,741,000 and other investments in preferred stock and marketable securities of $49,496,000 resulting in total invested assets of $522,237,000.  We are a self-managed REIT, with our own management reporting directly to our Board of Directors.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide, primarily in the long-term health care and senior housing industries.

Portfolio

    At December 31, 2011, our continuing operations consisted of investments in real estate and mortgage notes receivable in 127 health care facilities located in 24 states consisting of 81 skilled nursing facilities, 36 assisted living facilities, 2 medical office buildings, 4 independent living facilities, and 4 hospitals.  These investments consisted of approximately $394,069,000 of net real estate investments in 97 health care facilities with 18 lessees and $78,672,000 aggregate carrying value of mortgage notes receivable from 15 borrowers related to 30 health care facilities.

Major Customer - NHC

    National HealthCare Corporation (“NHC”), is a publicly-held company and our largest customer.  We lease 41 health care facilities to NHC.  These 41 facilities include 4 centers subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC.  Our rental income from continuing operations in 2011 was $76,050,000 ($35,996,000 or 47% from NHC); in 2010 was $71,289,000 ($35,212,000 or 49% from NHC); and in 2009 was $53,648,000 ($34,782,000 or 65% from NHC).  Consistent with our strategy of diversification, we have increased our portfolio so that the portion of our real estate portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 9.7% of our total real estate portfolio on December 31, 2011, based on the net book value (carrying amount) of these properties of $46,282,000.  In 1991, these assets were transferred by NHC to us at net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been carried on NHC's books for as many as 20 years.  Because the annual rental income from these properties is equivalent to 78% of their carrying value, we believe the current fair value of these assets is significantly in excess of their net book value.  Subsequent additions to our portfolio related to non-NHC facilities reflect their higher book value based on the cost of the properties on the date the investment was made.

    As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, the individual center financial results are reviewed including their occupancy, patient mix, state survey results and other relevant information.

The following tables summarize our investments in real estate (excluding corporate office and assets held for sale) and mortgage notes receivable as of December 31, 2011 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	55	7,356		$222,634
Assisted Living Facilities	33	1,862		137,928
Medical Office Buildings	2	88,517	*	4,664
Independent Living Facilities	4	456		6,498
Hospitals	3	181		22,345
Total Real Estate Properties	97			394,069

Mortgage Notes Receivable
Skilled Nursing Facilities	26	2,605		59,693
Assisted Living Facilities	3	266		7,109
Hospitals	1	70		11,870
Total Mortgage Notes Receivable	30	2,941		78,672
Total Portfolio	127			$472,741

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	97	83.4%		$394,069
Mortgage Notes Receivable	30	16.6%		78,672
Total Portfolio	127	100.0%		$472,741

Summary of Facilities by Type
Skilled Nursing Facilities	81	59.7%		$282,327
Assisted Living Facilities	36	30.7%		145,037
Medical Office Buildings	2	1.0%		4,664
Independent Living Facilities	4	1.4%		6,498
Hospitals	4	7.2%		34,215
Total Real Estate Portfolio	127	100.0%		$472,741

Portfolio by Operator Type
Public	54	19.2%		$91,175
Regional	58	68.1%		321,783
Small	15	12.6%		59,783
Total Real Estate Portfolio	127	100.0%		$472,741

Public Operators
National HealthCare Corp.	41	9.7%		$46,282
Emeritus Senior Living	8	4.1%		19,505
Sunrise Senior Living, Inc.	1	2.4%		11,326
Community Health Systems, Inc.	2	1.5%		6,954
Sun Healthcare Group, Inc.	2	1.5%		7,108
Total Public Operators	54	19.2%		$91,175

    For the year ended December 31, 2011, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Community Health Systems, Inc.; Emeritus Senior Living; Health Services Management, Inc.; Legend Healthcare, LLC; National HealthCare Corporation; Senior Living Management Corporation, LLC; and Suite Living Senior Specialty Services.

    As of December 31, 2011, the average effective annual rental income was $7,473 per bed for SNFs, $10,074 per unit for assisted living facilities, $4,060 per unit for ILFs, $26,109 per bed for hospitals, and $12 per square foot for MOBs.

    We invest a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure a substantial portion of our assets are invested for real estate purposes.  At December 31, 2011, our investments in preferred and common shares of publicly-held REITs were $49,496,000.  Refer to Notes 5, 6 and 7 of our consolidated financial statements for further information.

Areas of Focus

    We are evaluating and will potentially make new investments in 2012 while continuing to monitor and improve our existing properties.  We continue to cautiously evaluate new portfolio investments and monitor the current prices being offered for health care assets.  However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our total book capitalization.  New investments in real estate and mortgage notes in 2012 are expected to be funded by our liquid investments and by debt financing.  We intend to make new investments that meet our underwriting criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

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

    Our significant accounting policies and the associated estimates, judgments and the issues which impact these estimates are as follows:

    1)  Valuations and impairments to our investments - The majority of our tenants and borrowers are in the long-term health care industry (SNFs and ALFs) where SNFs derive their revenues primarily from Medicare, Medicaid and other government programs.  Amounts paid under these government programs are subject to legislative and government budget constraints.  From time to time, there may be material changes in government reimbursement.  In the past, SNFs have experienced material reductions in government reimbursement.

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

    For notes receivable, impairment recognition is based upon an evaluation of the estimated collectability of contractual loan payments and general economic conditions on a specific loan basis.  On a quarterly basis, we review our notes receivable for ability to realize on such notes when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, impairment is measured as the amount by which the carrying amount exceeds the fair value as measured by the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

    3)  REIT status and taxes - We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders.  This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

Acquisitions and New Leases of Real Estate

    During 2011, we funded or made new commitments to fund $97,178,000 in healthcare real estate as described in Note 3 to the consolidated financial statements.  The properties acquired by us are leased to tenants under long-term, triple-net leases with initial annual lease rates between 8.5% to 10% plus annual fixed escalators.

Planned or Completed Dispositions of Certain Real Estate

    As described in Note 3 to the consolidated financial statements, for the year ended December 31, 2011, we sold properties having a carrying value of $9,623,000 and recognized gains on those sales of $3,348,000.  As previously disclosed, we have agreed to sell five SNFs in Texas to affiliates of our tenant when they arrange long-term HUD financing.  These facilities have a carrying value of $29,381,000.

Investments in Mortgage Loans

    As described in Note 4 to the consolidated financial statements, for the year ended December 31, 2011, we made $3,200,000 of mortgage loan commitments at interest yields ranging from 13% to 21%.

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

    Since the inception of our Company, a number of our facility operators and mortgage loan borrowers have experienced bankruptcy.  Others have been forced to surrender properties to us in lieu of foreclosure or for certain periods have failed to make timely payments on their obligations to us.

    The following table summarizes our write-downs and recoveries for the last three years for both continuing and discontinued operations:

Write-downs (Recoveries)	Years ended December 31,
(in thousands)	2011	2010	2009
Real estate	$-	$-	$25
Mortgages & Notes Receivable	(99)	(573)	(1,077)
	$(99)	$(573)	$(1,052)

    During 2011, we received a payment of $99,000 as a recovery of a previous note write-down.  The payment resulted from the full payoff of a note receivable related to a SNF in Oklahoma.

    During 2010, we received payments totaling $573,000 as a recovery of previous mortgage note write-downs.  The payments resulted from the settlement of bankruptcy proceedings related to a former borrower to whom we had originally provided mortgage note financing on five SNFs in Georgia.

    In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a Georgia SNF and recorded a recovery of amounts previously written down of $1,077,000.

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

    At December 31, 2011, we concluded there were no other-than-temporary impairments of our marketable securities.

    During 2011, we sold 381,000 shares of LTC Properties, Inc. (“LTC”) for an average price of $29.00 per share.  As a result, we recorded $8,655,000 as a gain on the sale, $2,732,000 of which was a recovery of a previously recorded other-than-temporary impairment.  During the fourth quarter of 2009, we sold 100,000 common shares of LTC for an average price of $26.00 per share.  As a result, we recorded $1,931,000 as a gain on the sale, $717,000 of which was a recovery of a previously recorded other-than-temporary impairment.

    In 2009, we received cash redemptions of principal and we recorded a partial recovery of $538,000 on liquidation of $8,491,000 in funds distributed to us in a final installment on our former position in the Columbia Strategic Cash Fund, which the Bank of America closed and liquidated in a three-year process.  The 2009 recovery was recognized in investment income and other in the Consolidated Statements of Income.

Potential Effects of Reductions in Medicare Reimbursement

    On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced the Skilled Nursing Facilities – Prospective Payment System final rule for fiscal year 2012 that cuts Medicare payments to SNF operators by a net 11.1% beginning October 1, 2011. There is the potential for future cuts to Medicare as Congress attempts to reduce the projected U.S. Government deficit by $1.5 trillion over the next decade.  We currently estimate the majority of our borrowers and lessees will be able to withstand the Medicare cuts described above due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect such Medicare cuts will have on each of our borrowers and lessees. However, we estimate that two mortgage borrowers (who are nonprofit corporations) will be adversely impacted by the Medicare cuts due to their payor mix, their current payment coverage ratios and limited net equity. The impact of the CMS reduction in Medicare reimbursement could negatively affect their ability to make full scheduled payments to us, and could have an adverse effect on the carrying value of their mortgage notes. These borrowers are unlikely to have cash reserves to pay any deficiency in scheduled payments to us and may have difficulties refinancing in an amount to satisfy their indebtedness to us. We have extended the maturity of the mortgage note from one of these borrowers for one year to August 31, 2012. On November 4, 2011, we entered into an agreement to purchase the real estate assets of this nonprofit corporation and entered into an agreement to lease those assets to a third party. This transaction is subject to the approval of the OTAG. We have also been in discussions with the other borrower regarding a possible sale of their real estate assets, as a receiver has recently been appointed. These borrowers are the nonprofit corporations that are the subject of the OTAG investigation as described under “Legal Proceedings.” The mortgage notes receivable from the borrowers have an aggregate principal balance of $37,941,000 at December 31, 2011 and interest income amounted to $2,233,000 for the year then ended.

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

    The recognition by us of an impairment of our properties, if any, would lower our net income for financial statement purposes, but is not expected to lower our revenue on a quarterly or annual basis.

Results of Operations

    The results of operations for facilities included in assets held for sale or facilities sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

    The significant items affecting revenues and expenses are discussed below.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended		Period Change
	2011	2010	$	%
Revenues:
Rental income
ALFs leased to Senior Living Management	$3,239	$2,052	$1,187	57.9%
SNFs leased to Legend Healthcare	6,512	5,624	888	15.8%
ALFs leased to Selah Management Group	843	-	843	NM
SNFs leased to National HealthCare Corp.	35,996	35,212	784	2.2%
SNFs leased to Health Services Management	6,247	5,683	564	9.9%
ALFs leased to Bickford Senior Living	3,485	2,922	563	19.3%
ALFs leased to Suite Living Senior Specialty Services	2,188	1,720	468	27.2%
RGL Development, LLC(1)	-	1,520	(1,520)	NM
Other new and existing leases	13,764	13,218	546	4.1%
	72,274	67,951	4,323	6.4%
Straight-line rent adjustments, new and existing leases	3,776	3,338	438	13.1%
Total Rental income	76,050	71,289	4,761	6.7%
Mortgage interest income
Care Foundation of America, Inc.	-	560	(560)	NM
Santé Mesa, LLC	1,082	298	784	263.1%
Other new and existing	5,570	5,885	(315)	(5.4%)
Total Mortgage interest income	6,652	6,743	(91)	(1.4%)
Total Revenue	82,702	78,032	4,670	6.0%
Expenses:
Depreciation
ALFs leased to Selah Management Group	278	-	278	NM
SNFs leased to Legend Healthcare	1,926	1,650	276	16.7%
ALFs leased to Bickford Senior Living	1,016	869	147	16.9%
SNFs leased to Health Services Management	1,558	1,428	130	9.1%
Other new and existing	7,175	6,972	203	2.9%
Total Depreciation	11,953	10,919	1,034	9.5%
Legal expense	559	1,152	(593)	(51.5%)
Franchise, excise and other taxes	952	637	315	49.5%
General and administrative
Share-based compensation	3,087	2,368	719	30.4%
Salaries, wages and benefits	2,747	2,992	(245)	(8.2%)
Transaction costs related to CFA business combination	-	490	(490)	NM
Other	1,639	1,846	(207)	(11.2%)
Total General and administrative	7,473	7,696	(223)	(2.9%)
Loan and realty recoveries	(99)	(573)	474	(82.7%)
	20,838	19,831	1,007	5.1%
Income before non-operating income	61,864	58,201	3,663	6.3%
Investment income and other
Realized gains on sales of marketable securities	7,164	-	7,164	NM
Recovery of previous write-downs of marketable securities	2,735	-	2,735	NM
Dividend income and other	4,845	5,191	(346)	(6.7%)
Total Investment income and other	14,744	5,191	9,553	184.0%
Interest expense and amortization of loan costs:
Change in fair value and settlement of interest rate swap agreement	(1,197)	-	(1,197)	NM
Interest expense and amortization of loan costs	(2,651)	(1,552)	(1,099)	70.8%
	(3,848)	(1,552)	(2,296)	147.9%
Income from continuing operations	72,760	61,840	10,920	17.7%
Discontinued operations(2)	8,372	7,581	791	10.4%
Net income	$81,132	$69,421	$11,711	16.9%

Net income per common share, basic	$2.93	$2.51	$.42	16.7%
Net income per common share, diluted	$2.92	$2.50	$.42	16.8%

(1) Past due rent received and recognized into income on ALFs currently leased to Emeritus Senior Living
(2) See Note 15 to the consolidated financial statements
NM – Not meaningful

    Financial highlights of the year ended December 31, 2011 compared to the same period in 2010 were as follows:

•

Rental income increased $4,761,000 or 6.7% when compared to the same period in the prior year primarily as a result of funding new real estate investments of $121,672,000 in 2010 and $75,806,000 in 2011.  Rental income for 2010 included $1,520,000 of past due rent received and recognized into income from RGL Development, the former tenant of eight ALFs which are currently leased to Emeritus Senior Living.  Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•

Mortgage interest income decreased $91,000 due to normal amortization, final maturity or early payoffs of our mortgage loans of $4,540,000, but was partially offset by interest earned on new mortgage loan investments of $12,422,000 funded in 2010 and $6,566,000 funded in 2011.  Unless we continue to make new investments in mortgages in 2012 and future years, our mortgage interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

•

Depreciation expense increased $1,034,000 or 9.5% primarily due to new real estate investments made in 2010 and 2011.

•

Legal expenses decreased due to the settlement of litigation with our former borrower, Care Foundation of America, Inc., as described in Note 4 to the consolidated financial statements.  During 2010, we incurred legal and other professional fees of $378,000 in consideration of raising additional equity or public debt, and then made the corporate decision to enter into a new bank credit facility on terms that we consider more favorable to NHI.

•

General and administrative expenses decreased for 2011 as compared to 2010 due to a combination of $490,000 in transaction costs incurred in 2010 related to the business combination with CFA and increased professional fees described above.  These items were partially offset by an increase in share-based compensation expense.  The market value for all stock option awards is estimated using the Black-Scholes pricing model and is expensed over the vesting period of the individual grants.  We expect general and administrative costs will increase as we continue to grow our portfolio and incentivize our management and staff.

•

We received payments totaling $99,000 in 2011 from a borrower in Oklahoma as a recovery of a previous note write-down.

•

Realized gains and recoveries of previous write-downs on marketable securities recognized into income during 2011 were primarily a result of the sale of 381,000 common shares of LTC and the sale of our 50,000 common shares of Nationwide Health Properties, Inc. (“NHP”) as a result of the acquisition of NHP by Ventas.  See Note 6 to the consolidated financial statements for additional information.  During 2011, we chose to sell a portion of our marketable securities to reinvest the proceeds directly into healthcare real estate.  We do not expect to realize gains from sales of marketable securities on a recurring annual basis.

•

Interest expense on the revolving credit facility resulted from our borrowings to fund new real estate and mortgage note investments.  Upfront fees and other loan-related costs are amortized over the term of the credit facility.  Amortization expense for 2011 increased as the result of the early pay-off of the previous credit facility on November 1, 2011.  Refer to Note 8 to the consolidated financial statements for additional information.  We expect to fund our new healthcare real estate investments in 2012 with borrowings from our revolving credit facility and possibly U.S. Government agency debt, thereby increasing our interest expense compared to 2011.  On November 1, 2011, we paid $1,197,000, which was the cumulative decline in value, as settlement of our interest rate swap agreement.

•

As discussed in Note 3 and 15 to the consolidated financial statements, we completed the sale of one SNF in January 2011, two MOBs in February 2011 and one ALF in August 2011 and recognized gains of $3,348,000.  In June 2010, we completed a sale of two SNFs in Texas and recognized a gain of $2,004,000.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended		Period Change
	2010	2009	$	%
Revenues:
Rental income
SNFs leased to Health Services Management	$5,683	$-	$5,683	NM
SNFs leased to Legend Healthcare	5,624	2,638	2,986	113.2%
ALFs leased to Bickford Senior Living	2,922	273	2,649	NM
ALFs leased to Suite Living Senior Specialty Services	1,720	-	1,720	NM
APH leased to Helix Healthcare	1,217	-	1,217	NM
Other new and existing leases	50,785	50,065	720	1.4%
	67,951	52,976	14,975	28.3%
Straight-line rent adjustments, new and existing leases	3,338	672	2,666	NM
Total Rental income	71,289	53,648	17,641	32.9%
Mortgage interest income
Care Foundation of America, Inc.(1)	560	1,837	(1,277)	(69.5%)
Osceola Health Care, Ltd.(1)	-	1,000	(1,000)	NM
Other new and existing	6,183	6,308	(125)	(2.0%)
Total Mortgage interest income	6,743	9,145	(2,402)	(26.3%)
Total Revenue	78,032	62,793	15,239	24.3%
Expenses:
Depreciation
SNFs leased to Health Services Management	1,428	-	1,428	NM
SNFs leased to Legend Healthcare	1,650	788	862	109.4%
ALFs leased to Bickford Senior Living	869	60	809	NM
Other new and existing	6,972	6,428	544	8.5%
Total Depreciation	10,919	7,276	3,643	50.1%
Legal expense	1,152	1,954	(802)	(41.0%)
Franchise, excise and other taxes	637	730	(93)	(12.7%)
General and administrative
Share-based compensation	2,368	853	1,515	177.6%
Salaries, wages and benefits	2,992	1,527	1,465	95.9%
Other	2,336	2,875	(539)	(18.8%)
Total General and administrative	7,696	5,255	2,441	46.5%
Loan and realty recoveries	(573)	(1,077)	504	(46.8%)
	19,831	14,138	5,693	40.3%
Income before non-operating income	58,201	48,655	9,546	19.6%
Investment income and other
Realized gain on sale of marketable securities	-	1,148	(1,148)	NM
Interest revenue	84	1,241	(1,157)	(93.2%)
Recovery of previous write-downs of marketable securities	-	1,255	(1,255)	NM
Dividend income and other	5,107	4,937	170	3.4%
Total Investment income and other	5,191	8,581	(3,390)	(39.5%)
Interest expense and amortization of loan costs	(1,552)	(175)	(1,377)	NM
Income from continuing operations	61,840	57,061	4,780	8.4%
Discontinued operations(2)	7,581	7,168	412	5.8%
Net income	$69,421	$64,229	$5,192	8.1%

Net income per common share, basic	$2.51	$2.33	$.18	7.7%
Net income per common share, diluted	$2.50	$2.32	$.18	7.8%

(1) Mortgages paid off at or prior to maturity
(2) See Note 15 to the consolidated financial statements
NM – Not meaningful

    Financial highlights of the year ended December 31, 2010 compared to the same period in 2009 were as follows:

•

Rental income increased $17,641,000 or 32.9% when compared to the same period in the prior year primarily as a result of funding new real estate investments of $81,569,000 in 2009 and $121,672,000 in 2010.

•

Mortgage interest income decreased $2,402,000 or 26.3% due to normal amortization, final maturity or early payoffs of our mortgage loans, but was partially offset by interest earned on new mortgage loan investments of $4,501,000 funded in 2009 and $12,422,000 funded in 2010.

•

Depreciation expense increased $3,643,000 or 50.1% primarily due to new real estate investments made in 2009 and 2010.

•

Legal expenses decreased due to the settlement of litigation with our former borrower, Care Foundation of America, Inc., as described in Note 9 to the consolidated financial statements.  We incurred legal and other professional fees of $378,000 during the fourth quarter of 2010 in consideration of raising additional equity or public debt, and then made the corporate decision to enter into a new bank credit facility on terms that we consider more favorable to NHI.

•

General and administrative expenses increased primarily as a result of additions to our executive management team and staff during 2009 and 2010.  The market value for all stock option awards is estimated using the Black-Scholes pricing model and is expensed over the vesting period of the individual grants.

•

We received payments totaling $573,000 in 2010 from a former borrower in Georgia as a recovery of a previous note write-down.

•

Realized gains and recovery of previous write-downs on marketable securities recognized into income during 2009 were primarily a result of the liquidation of the Columbia Strategic Cash Fund and sales of shares of LTC common stock discussed more fully in Note 6 to the consolidated financial statements.

•

Non-operating interest income decreased due to lower bank deposits as a result of the funding of new real estate and mortgage note investments made during 2010.

•

Interest expense on the revolving credit facility resulted from our borrowings to fund new real estate and mortgage note investments.  Upfront fees and other loan-related costs are amortized over the term of the credit facility.

Liquidity and Capital Resources

Sources and Uses of Funds

    Our primary sources of cash include rent and interest receipts, proceeds from the sales of real property and principal payments on notes receivable and through financing as discussed below.  Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property acquisitions and general and administrative expenses.

    These sources and uses of cash are reflected in our consolidated statements of cash flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2011	12/31/2010	$	%	12/31/2009	$	%
Cash and cash equivalents at beginning of period	$2,664	$45,718	$(43,054)	(94.2%)	$100,242	$(54,524)	(54.4%)
Cash provided by operating activities	76,855	77,544	(689)	(0.9%)	69,062	8,482	12.3%
Cash (used in) investing activities	(55,474)	(92,029)	36,555	39.7%	(55,128)	(36,901)	(66.9%)
Cash (used in) financing activities	(8,159)	(28,569)	20,410	71.4%	(68,458)	39,889	58.3%
Cash and cash equivalents at end of period	$15,886	$2,664	$13,222	496.3%	$45,718	$(43,054)	(94.2%)

    The notes to the consolidated financial statements describe in more detail the significant transactions that impacted our cash flows from operating, investing and financing activities during 2011.

    Operating Activities – Net cash provided by operating activities in 2011 decreased when compared to the same period in the prior year as a result of the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

    Net cash provided by operating activities in 2010 increased when compared to the same period in the prior year as a result of lease revenue from our new real estate investments.  Certain working capital changes also affected operating cash and were primarily the timing of collections of accounts receivable and the payments of accounts payable and accrued expenses.

    Investing Activities – Cash used in investing activities in 2011 decreased when compared to the same period in the prior year due primarily to lower funding volume of new investments in 2011.  Proceeds from the sale of a portion of our marketable securities were $12,862,000.

    Net cash used in investing activities in 2010 increased when compared to the same period in the prior year due primarily to a combination of increased investment volume during 2010 as well as the use of $19,630,000 from the collection and prepayment of our mortgage note investments and proceeds from the sale of marketable securities of $11,261,000 to fund investing activities during 2009.

    Financing Activities – Net cash used in financing activities for 2011 consists primarily of $67,893,000 in dividends paid to stockholders which was partially offset by $59,535,000 of net borrowings on our revolving credit facility.  During the same period in 2010, our net borrowings from our revolving credit facility were $37,765,000 and dividends paid to stockholders were $66,517,000.

    Net cash used in financing activities for 2009 were primarily the result of $64,549,000 of dividends paid and $3,987,000 in scheduled debt payments.

Liquidity

    At December 31, 2011, our liquidity was strong, with $129,950,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility.  As described below, our revolving credit facility can be expanded by $100,000,000.  Additionally, our investment in LTC preferred stock is convertible into common stock having a current market value of $61,720,000.  Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

    Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our consolidated financial statements.

    On November 1, 2011, we entered into a four-year $200,000,000 unsecured revolving credit facility to lower our cost of capital and fund new healthcare real estate investments.  Interest on outstanding borrowings is at a margin of 150 basis points over LIBOR (currently totaling 1.78% at December 31, 2011) and the unused commitment fee is 35 basis points per annum.  We have the option to extend the maturity to five years.  Additionally, there is an accordion feature in the credit facility that could increase the total commitment to $300,000,000.  Borrowings on the credit facility were used to pay off and cancel the previous credit facility which bore interest at 250 basis points over LIBOR and had an outstanding balance of $80,125,000 on November 1, 2011.  We also cancelled the previous interest rate swap agreement which fixed $48,125,000 of borrowing on the previous credit facility at an annual interest rate of 3.98%.  The credit facility had an outstanding balance of $97,300,000 at December 31, 2011, with an available unused balance of $102,700,000.

    We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income to stockholders.  It has been our practice to distribute 100% of our taxable income, including taxable capital gains, in the form of dividends to stockholders.  We declared total dividends (regular and special) of $2.715 per common share to stockholders of record in 2011, $2.36 to stockholders of record in 2010, and $2.30 to stockholders of record in 2009.  Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2011 and 2009 dividends declared included special dividends of $.22 and $.10 per common share, respectively.  We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

    We currently have no outstanding guarantees or letters of credit.

Contractual Obligations

As of December 31, 2011, our contractual payment obligations and commitments were as follows (in thousands):

	Total	Year 1	Year 2-3	Year 4-5
Borrowings under revolving credit facility, including interest(1)	$105,665	$2,091	$4,183	$99,391
Construction commitment	16,549	16,549	-	-
Real estate purchase liabilities	9,478	6,978	2,500	-
Mortgage loan commitment	2,000	2,000	-	-
Capital improvements	146	146	-	-
Mortgage note advances	50	50	-	-
	$133,888	$27,814	$6,683	$99,391

(1) Interest is calculated based on the 1.78% interest rate at December 31, 2011 through expiration of the credit facility based on the $97,300,000 balance outstanding as of December 31, 2011.  The calculation also includes an unused balance fee of .35%.

Commitments

    As of December 31, 2011, we had pending commitments related to four health care real estate projects: (1) as described in Note 3, in September 2011, we entered into a commitment to provide up to $21,500,000 for the development and construction of a 60-bed general acute care hospital in Murfreesboro, Tennessee, and as of December 31, 2011, (exclusive of interest cost capitalized) we had funded a total of $4,953,000 toward this commitment; (2) as described in Note 4, in June 2010, we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of December 31, 2011, we had funded a total of $11,870,000 toward this commitment with the remaining $2,000,000 being contingent on the borrower achieving certain future performance metrics, which is probable; (3) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated; during 2011, we funded $604,000 of this commitment; and (4) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments in healthcare real estate.

    As described in Note 3, we have agreed to sell six (five remaining) SNFs to our current lessee, affiliates of Fundamental.  We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual increases.  This commitment is not reflected in the table above as we cannot predict if or when the financing will be provided.

Contingencies

    In October 2011, we completed the purchase of four SNFs located in Texas.  The facilities are operated by affiliates of our current tenant Legend Healthcare, LLC (“Legend”).  Legend is eligible for an additional payment of $5,478,000 related to the transaction if they attain certain performance metrics over the next two years, which is probable and as a result is included in the purchase price allocation at the purchase date.

    In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000.  The purchase price includes $1,000,000 as a conditional payment which is expected to be made in 2012.

    In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price includes $3,000,000 in conditional payments to be made over a three year period based on Bickford’s achievement of certain operating financial thresholds, which is probable.

Funds From Operations

    Our funds from operations (“FFO”) were $88,842,000 for the year ended December 31, 2011 versus $77,950,000 in 2010, an increase of 14%.  The increase in FFO was primarily the result of gains and recoveries of $9,899,000 on sales of a portion of our investment in marketable securities and the impact on net income of our new real estate investments funded in 2010 and 2011.  Our normalized FFO for the year ended December 31, 2011 increased $3,693,000 or 4.8% over the same period in 2010.  The increase in normalized FFO was primarily the result of the impact on net income of our new real estate investments funded in 2010 and 2011.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

    The following table reconciles net income to FFO and Normalized FFO and is presented for basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income	$81,132	$69,421	$64,229
Elimination of certain non-cash items in net income:
Real estate depreciation in continuing operations	11,019	10,261	7,045
Real estate depreciation in discontinued operations	39	272	1,320
Impairment of real estate assets in discontinued operations	-	-	25
Net gain on sales of real estate	(3,348)	(2,004)	-
Funds from operations	$88,842	$77,950	$72,619
Collection and recognition of past due rent	-	(1,520)	(2,654)
Recoveries of previous write-downs	(99)	(573)	(1,077)
Recognition of deferred credits	-	-	(1,493)
Expenses related to abandoned capital offering	-	378	-
Gains and recoveries on sales of marketable securities	(9,899)	-	(2,403)
Change in fair value and settlement of interest rate swap agreement[1]	1,197	-	-
Other items	135	248	(651)
Normalized FFO	$80,176	$76,483	$64,341

[1] See Note 8 to the consolidated financial statements for further information.

BASIC
Weighted average common shares outstanding	27,719,096	27,664,482	27,586,338
FFO per common share	$3.21	$2.82	$2.63
Normalized FFO per common share	$2.89	$2.76	$2.33

DILUTED
Weighted average common shares outstanding	27,792,592	27,732,959	27,618,300
FFO per common share	$3.20	$2.81	$2.63
Normalized FFO per common share	$2.88	$2.76	$2.33

Funds Available for Distribution

    Our funds available for distribution (“FAD”) for the year ended December 31, 2011 increased $11,237,000 or 14.4% over the same period in 2010 due primarily to gains and recoveries of $9,899,000 on sales of a portion of our investment in marketable securities and the impact on net income of our new real estate investments funded in 2010 and 2011.  Our normalized FAD for the year ended December 31, 2011 increased $4,038,000 or 5.3% over the same period in 2010.  The increase in normalized FAD was primarily the result of the impact on net income of our new real estate investments funded in 2010 and 2011.  FAD represents net earnings available to common stockholders, excluding the effects of asset dispositions and straight-line rent adjustments, plus depreciation and stock based compensation.  Diluted FAD assumes the exercise of stock options using the treasury stock method.  Normalized FAD excludes from FAD certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FAD for the current period to similar prior periods, and may include, but is not limited to, gains on the sale of marketable securities and changes in the fair value of interest rate swap agreements.

    We believe that FAD and normalized FAD are important supplemental measures of a REIT’s cash flow for shareholders and investors.  Since other REITs may not use our definition of FAD, caution should be exercised when comparing our Company’s FAD to that of other REITs.  FAD in and of itself does not represent cash generated from operating activities in accordance with GAAP (FAD does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

    The following table reconciles net income to FAD and Normalized FAD and is presented for basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income	$81,132	$69,421	$64,229
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	11,953	10,919	7,276
Depreciation in discontinued operations	39	284	1,345
Net gain on sales of real estate	(3,348)	(2,004)	-
Straight-line rental income	(3,778)	(3,140)	(627)
Non-cash stock based compensation	3,087	2,368	853
Funds available for distribution	$89,085	$77,848	$73,076
Collection and recognition of past due rent	-	(1,520)	(2,654)
Recoveries of previous write-downs	(99)	(573)	(1,077)
Recognition of deferred credits	-	-	(1,493)
Expenses related to abandoned capital offering	-	378	-
Gains and recoveries on sales of marketable securities	(9,899)	-	(2,403)
Change in fair value and settlement of interest rate swap agreement[1]	1,197	-	-
Other items	135	248	(626)
Normalized FAD	$80,419	$76,381	$64,823

[1] See Note 8 to the consolidated financial statements for further information.

BASIC
Weighted average common shares outstanding	27,719,096	27,664,482	27,586,338
FAD per common share	$3.21	$2.81	$2.65
Normalized FAD per common share	$2.90	$2.76	$2.35

DILUTED
Weighted average common shares outstanding	27,792,592	27,732,959	27,618,300
FAD per common share	$3.21	$2.81	$2.65
Normalized FAD per common share	$2.89	$2.75	$2.35

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

Equity Price Risk

    We consider our investments in marketable securities of $11,364,000 at December 31, 2011 as available-for-sale securities.  Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are recorded in stockholders’ equity.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely to not be recoverable, at which time we would record an impairment charge to operations.  A hypothetical 10% change in quoted market prices would result in a related $1,136,400 change in the fair value of our investments in marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee

February 15, 2012

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2011	2010

Assets
Real estate properties:
Land	$49,114	$42,493
Buildings and improvements	487,396	420,704
Construction in progress	4,983	-
	541,493	463,197
Less accumulated depreciation	(146,698)	(135,543)
Real estate properties, net	394,795	327,654
Mortgage notes receivable, net	78,672	75,465
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	15,886	2,664
Marketable securities	11,364	22,476
Accounts receivable, net	1,184	471
Straight-line rent receivable	8,706	4,928
Assets held for sale, net	29,381	36,853
Deferred costs and other assets	1,443	698
Total Assets	$579,563	$509,341

Liabilities and Stockholders' Equity
Borrowings under revolving credit facility	$97,300	$37,765
Real estate purchase liabilities	9,478	4,000
Accounts payable and accrued expenses	3,483	3,388
Dividends payable	24,144	16,752
Deferred income	1,673	1,461
Earnest money deposit	-	3,475
Total Liabilities	136,078	66,841

Commitments and Contingencies (See Note 9)

Stockholders' Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,751,208 and
27,689,392 shares issued and outstanding, respectively	278	277
Capital in excess of par value	465,678	462,392
Cumulative dividends in excess of net income	(29,652)	(35,499)
Unrealized gains on marketable securities	7,181	15,330
Total Stockholders' Equity	443,485	442,500
Total Liabilities and Stockholders' Equity	$579,563	$509,341

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009

Revenues:
Rental income	$76,050	$71,289	$53,648
Mortgage interest income	6,652	6,743	9,145
	82,702	78,032	62,793
Expenses:
Depreciation	11,953	10,919	7,276
Legal expense	559	1,152	1,954
Franchise, excise and other taxes	952	637	730
General and administrative	7,473	7,696	5,255
Loan and realty recoveries	(99)	(573)	(1,077)
	20,838	19,831	14,138
Income before non-operating income	61,864	58,201	48,655
Investment income and other	14,744	5,191	8,581
Interest expense (Note 8)	(3,848)	(1,552)	(175)
Income from continuing operations	72,760	61,840	57,061
Discontinued operations
Income from operations - discontinued	5,024	5,577	7,168
Gain on sales of real estate	3,348	2,004	-
Income from discontinued operations	8,372	7,581	7,168
Net income	$81,132	$69,421	$64,229

Weighted average common shares outstanding:
Basic	27,719,096	27,664,482	27,586,338
Diluted	27,792,592	27,732,959	27,618,300
Earnings per common share:
Basic:
Income from continuing operations	$2.63	$2.24	$2.07
Discontinued operations	.30	.27	.26
Net income per common share	$2.93	$2.51	$2.33
Diluted:
Income from continuing operations	$2.62	$2.23	$2.06
Discontinued operations	.30	.27	.26
Net income per common share	$2.92	$2.50	$2.32

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$81,132	$69,421	$64,229
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	11,992	11,203	8,621
Straight-line rental income	(3,778)	(3,140)	(627)
Non-cash interest income on construction loan	(1,082)	(298)	-
Loan and realty recoveries	(99)	(573)	(1,077)
Gain on sales of real estate	(3,348)	(2,004)	-
Net realized gains and recoveries on sales of marketable securities	(9,899)	-	(2,403)
Share-based compensation	3,087	2,368	853
Impairment of real estate assets in discontinued operations	-	-	25
Change in operating assets and liabilities:
Accounts receivable	(713)	(73)	174
Deferred costs and other assets	(745)	(570)	102
Accounts payable and other accrued expenses	95	634	(1,605)
Deferred income	212	576	770
Net cash provided by operating activities	76,854	77,544	69,062

Cash flows from investing activities:
Investment in mortgage notes receivable	(6,566)	(12,422)	(4,501)
Collection of mortgage notes receivable	4,540	9,482	19,630
Investment in real estate properties	(75,806)	(98,736)	(81,569)
Receipt of earnest money deposit	525	3,325	150
Proceeds from dispositions of real estate properties	8,971	6,247	175
Acquisition of marketable securities	-	-	(274)
Proceeds from sales of marketable securities	12,862	75	11,261
Net cash used in investing activities	(55,474)	(92,029)	(55,128)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	59,535	37,765	-
Borrowings on term loan	50,000	-	-
Principal payments on debt	(50,000)	-	(3,987)
Stock options exercised	200	183	78
Dividends paid to stockholders	(67,893)	(66,517)	(64,549)
Net cash used in financing activities	(8,158)	(28,569)	(68,458)

Increase (decrease) in cash and cash equivalents	13,222	(43,054)	(54,524)
Cash and cash equivalents, beginning of year	2,664	45,718	100,242
Cash and cash equivalents, end of year	$15,886	$2,664	$45,718

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009

Supplemental disclosure of cash flow information:
Interest paid	$3,353	$1,061	$91
Supplemental schedule of non-cash investing and financing activities:
Settlement of mortgage note by real estate acquisition (Note 4)	$-	$22,936	$-
Cash withheld at closing of real estate acquisitions (Note 3)	5,478	1,000	3,000
Discount on mortgage note receivable purchased	204	-	1,132

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

				Cumulative	Unrealized
			Capital in	Dividends	Gains	Total
	Common Stock		Excess of	in Excess of	on Marketable	Stockholders'
	Shares	Amount	Par Value	Net Income	Securities	Equity
Balances at December 31, 2008	27,580,319	276	458,911	(40,360)	10,788	429,615
Comprehensive income:
Net income	-	-	-	64,229	-	64,229
Other comprehensive income (loss):
Unrealized holding gain arising during period	-	-	-	-	4,462	4,462
Less: reclassification adjustment for gains included in net income					(1,147)	(1,147)
Net gain recognized in other comprehensive income					3,315	3,315
Total comprehensive income						67,544
Shares issued on stock options exercised	49,186	-	78	-	-	78
Share-based compensation	-	-	853	-	-	853
Cash dividends to common stockholders, $2.30 per share	-	-	-	(63,478)	-	(63,478)
Balances at December 31, 2009	27,629,505	276	459,842	(39,609)	14,103	434,612
Comprehensive income:
Net income	-	-	-	69,421	-	69,421
Other comprehensive income:
Unrealized holding gain arising during the period	-	-	-	-	1,229	1,229
Less: reclassification adjustment for gains included in net income					(2)	(2)
Net gain recognized in other comprehensive income					1,227	1,227
Total comprehensive income						70,648
Shares issued on stock options exercised	59,887	1	182	-	-	183
Share-based compensation	-	-	2,368	-	-	2,368
Cash dividends to common stockholders, $2.36 per share	-	-	-	(65,311)	-	(65,311)
Balances at December 31, 2010	27,689,392	$277	$462,392	$(35,499)	$15,330	$442,500
Comprehensive income:
Net income	-	-	-	81,132	-	81,132
Other comprehensive income:
Unrealized holding gain arising during the period	-	-	-	-	1,750	1,750
Less: reclassification adjustment for gains included in net income					(9,899)	(9,899)
Net gain recognized in other comprehensive income					(8,149)	(8,149)
Total comprehensive income						72,983
Shares issued on stock options exercised	61,816	1	199	-	-	200
Share-based compensation	-	-	3,087	-	-	3,087
Cash dividends to common stockholders, $2.715 per share	-	-	-	(75,285)	-	(75,285)
Balances at December 31, 2011	27,751,208	$278	$465,678	$(29,652)	$7,181	$443,485

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

    National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation incorporated in 1991, is a real estate investment trust (“REIT”).  Our revenue is derived primarily from rent generated on leased properties, interest income on mortgage loans and income on other investments.  We invest in health care properties including skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities and hospitals.  As of December 31, 2011, our properties were located in 24 states throughout the U.S. and are operated by qualified health care providers.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation – The consolidated financial statements include our accounts and our subsidiaries, all of which are wholly-owned.  Significant intercompany balances and transactions have been eliminated.  Certain amounts in prior years have been reclassified to conform to the current year presentation.

    Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

    Real Estate Properties – We record properties at cost, including capitalized interest during construction periods.  We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years and improvements over their estimated useful lives from 3 to 25 years.

    For the facilities meeting the accounting criteria as either being sold or held for sale we have reclassified for all periods presented the related results of operations as discontinued operations in the Consolidated Statements of Income.  Long-lived assets classified as held for sale are reported separately in the Consolidated Balance Sheet and are carried at the lower of their amortized cost or fair value less the cost to sell.  There was no change to reported net income for the prior periods as a result of this reclassification.

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

    Federal Income Taxes – We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our REIT taxable income to our stockholders and meet other requirements to continue to qualify as a REIT.  Accordingly, no provision for federal income taxes has been made in the consolidated financial statements.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

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

    Our financial instruments, principally our investments in preferred stock, marketable securities, and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable.  We obtain collateral in the form of mortgage liens and other protective rights and continually monitor these rights in order to reduce such possibilities of loss.  We evaluate the need to provide for reserves for potential losses on our financial instruments based on management's periodic review of our portfolio on an instrument-by-instrument basis.  See Notes 4, 5, and 6 for additional information.

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

    Rental Income – Base rental income is recognized on a straight-line basis over the term of the lease.  Under certain of our leases, we receive additional contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter.  We recognize contingent rent annually or quarterly, when, based on the actual revenues of the lessee, receipt of such income is probable since the target threshold has been achieved.  Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible.  Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals and are excluded from minimum lease payments.

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

    Investment and Other Income – Investment interest and other income includes dividends when declared and interest when earned from investments in preferred stock and marketable securities, realized gains and losses on sales of marketable securities using the specific-identification method, interest on cash and cash equivalents when earned, and amortization of deferred income.

    Derivatives – In the normal course of business, the Company is subject to risk from adverse fluctuations in interest rates.  The Company has periodically chosen to manage this risk through the use of derivative financial instruments, primarily interest rate swaps.  Counterparties to these contracts have been major financial institutions.  The Company is exposed to credit loss in the event of nonperformance by these counterparties.  The Company does not use derivative instruments for trading or speculative purposes.  The Company's objective in managing exposure to market risk is to limit the impact on cash flow.  The extent to which the Company uses such instruments is dependent on its access to these contracts in the financial markets.

    Segment Disclosures – We are in the business of owning and financing health care properties.  We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

    New Accounting Pronouncements - In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-01, Receivables - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings (“TDRs”) to coincide with the effective date of ASU 2011-02, discussed below. ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures.  Under the provisions of this ASU, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables.  The provisions of ASU No. 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010.  Comparative disclosures are required only for periods ending subsequent to initial adoption.  This ASU was implemented for the period ended December 31, 2010 and did not have an effect on our consolidated financial statements.

    In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-12”).  ASU No. 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

    In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for us beginning in the quarter ending March 31, 2012. We do not expect an impact from this ASU on our consolidated financial statements.

    In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will affect our financial statement presentation but is not expected to have a material impact on our consolidated financial statements.

    In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05 ("ASU 2011-12"). The amendments in ASU 2011-12 defer the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. See above for the provisions of ASU 2011-05.

NOTE 3. REAL ESTATE

The following table summarizes our real estate properties by type of facility and by state as of December 31, 2011 and 2010, excluding assets held for sale (dollar amounts in thousands):

2011			Buildings,
	Number		Improvements &
	of		Construction in	Accumulated
Facility Type and State	Facilities	Land	Progress	Depreciation
Skilled Nursing:
Alabama	2	$95	$5,164	$(3,663)
Arizona	1	453	6,678	(2,738)
Florida	10	6,996	99,746	(27,781)
Georgia	1	52	865	(865)
Idaho	1	122	2,491	(1,032)
Kentucky	2	231	2,182	(1,785)
Missouri	5	1,165	23,068	(16,078)
South Carolina	4	872	15,241	(9,192)
Tennessee	20	1,835	41,297	(30,172)
Texas	8	6,604	104,224	(4,364)
Virginia	1	176	2,511	(1,764)
Total Skilled Nursing	55	18,601	303,467	(99,434)

Assisted Living:
Arizona	4	1,757	13,947	(4,416)
Florida	6	7,557	28,352	(10,914)
Georgia	1	572	4,849	(45)
Illinois	1	403	4,532	(256)
Indiana	1	546	4,583	(184)
Iowa	2	430	5,940	(257)
Louisiana	4	1,875	13,125	(278)
Michigan	4	1,490	21,825	(1,248)
Minnesota	4	3,675	17,725	(973)
New Jersey	1	4,229	13,030	(5,933)
Pennsylvania	1	439	3,960	(627)
South Carolina	1	344	2,971	(937)
Tennessee	3	871	7,245	(2,276)
Total Assisted Living	33	24,188	142,084	(28,344)

Medical Office Buildings:
Florida	1	165	3,349	(1,984)
Texas	1	631	6,342	(3,839)
Total Medical Office Buildings	2	796	9,691	(5,823)

Independent Living:
Idaho	1	243	4,182	(1,709)
Missouri	1	344	3,181	(2,119)
Tennessee	2	64	5,644	(3,332)
Total Independent Living	4	651	13,007	(7,160)

Hospital:
California	1	4,180	8,320	(562)
Kentucky	1	540	10,163	(5,279)
Tennessee (under construction)	1	-	4,983	-
Total Hospital	3	4,720	23,466	(5,841)
Total continuing operations properties	97	48,956	491,715	(146,602)
Corporate office		158	664	(96)
		$49,114	$492,379	$(146,698)

2010			Buildings,
	Number		Improvement &
	of		Construction in	Accumulated
Facility Type and State	Facilities	Land	Progress	Depreciation
Skilled Nursing:
Alabama	2	$95	$5,165	$(3,584)
Arizona	1	453	6,678	(2,571)
Florida	10	6,996	99,747	(25,230)
Georgia	1	52	865	(865)
Idaho	1	122	2,491	(966)
Kentucky	2	231	2,182	(1,714)
Missouri	5	1,165	23,070	(15,377)
South Carolina	4	872	15,241	(8,818)
Tennessee	20	1,835	41,297	(29,143)
Texas	4	2,110	53,440	(2,438)
Virginia	1	176	2,510	(1,693)
Total Skilled Nursing	51	14,107	252,686	(92,399)

Assisted Living:
Arizona	4	1,757	13,622	(4,057)
Florida	7	7,877	31,019	(10,901)
Illinois	1	403	4,532	(133)
Indiana	1	546	4,583	(61)
Iowa	2	430	5,940	(86)
Michigan	4	1,490	21,825	(649)
Minnesota	4	3,675	17,725	(437)
New Jersey	1	4,229	13,030	(5,614)
Pennsylvania	1	439	3,960	(528)
South Carolina	1	344	2,877	(860)
Tennessee	3	871	7,061	(2,092)
Total Assisted Living	29	22,061	126,174	(25,418)

Medical Office Buildings:
Florida	1	165	3,349	(1,907)
Texas	1	631	6,341	(3,669)
Total Medical Office Buildings	2	796	9,690	(5,576)

Independent Living:
Idaho	1	243	4,182	(1,598)
Missouri	1	344	3,181	(2,052)
Tennessee	2	64	5,644	(3,183)
Total Independent Living	4	651	13,007	(6,833)

Hospitals:
California	1	4,180	8,320	(255)
Kentucky	1	540	10,163	(4,997)
Total Hospitals	2	4,720	18,483	(5,252)
Total continuing operations properties	88	42,335	420,040	(135,478)
Corporate office		158	664	(65)
		$42,493	$420,704	$(135,543)

Acquisitions and New Leases of Real Estate

    In May 2011, we completed a $15,000,000 purchase of four assisted living facilities totaling 183 units in Louisiana.  The facilities, which have an average age of 13 years, are being leased to an affiliate of Selah Management Group over 15 years at an initial lease rate of 8.5% per year plus annual fixed escalators.

    In September 2011, we completed a $5,400,000 purchase of a 60-unit assisted living facility in Greensboro, Georgia.  The facility, which was built in 1998, is being leased to Senior Living Management for an initial term of 9 years at an initial lease rate of 8.5% plus annual fixed escalators.

    Also in September 2011, we entered into a $21,500,000 development and lease transaction with affiliates of Polaris Hospital Company to develop a 60-bed general acute care hospital in Murfreesboro, Tennessee that will provide acute psychiatric and in-patient rehabilitation services.  Construction commenced in October 2011 and the hospital is expected to open in the fourth quarter of 2012.  Once the facility is open, the lease rate of 10% will be calculated on NHI’s total invested amount with annual fixed escalators beginning in the second year.  The initial lease term is for 15 years.  At December 31, 2011, our investment in land and pre-construction costs was $4,983,000 and is shown as construction in progress in the Consolidated Balance Sheet.

    On October 31, 2011, we completed the purchase of four skilled nursing facilities located in Texas for a purchase price of $55,278,000, including contingent consideration of $5,478,000.  The facilities have an average age of two years with a total of 498 beds that are operated by affiliates of our current tenant Legend Healthcare, LLC (“Legend”).  Legend is eligible for an additional contingent payment of $5,478,000 related to the transaction if they attain certain performance metrics over the next two years, which is probable.  The four facilities are being leased to Legend for an initial term of 15 years at an initial lease rate of 9% on our invested amount, plus fixed escalators.  Because Legend was a current lessee of three of the facilities, we accounted for this portion of the acquisition valued at $39,530,000 using the acquisition method as prescribed by Accounting Standards Codification Topic, Business Combinations.  As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $2,694,000 of the purchase price to fair value of the land and $36,836,000 to the fair value of building and improvements.  The fourth facility, valued at $15,748,000, was accounted for as an asset purchase.

    The revenue and net income for the three facilities acquired from Legend have been recorded since the date of acquisition and are included in our Consolidated Statements of Income for the year ended December 31, 2011, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been January 1, 2010, are as follows (in thousands):

	Revenue	Net Income
Actual from October 31, 2011 – December 31, 2011	$644	$440

Combined pro forma from January 1, 2011 – December 31, 2011	$86,764	$83,969

Combined pro forma from January 1, 2010 – December 31, 2010	$81,912	$72,076

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

    The revenue and earnings for the six facilities acquired from CFA have been recorded since the date of acquisition and are included in our Consolidated Statements of Income for the years ended December 31, 2011 and 2010, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are as follows (in thousands).

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

Planned or Completed Dispositions of Certain Real Estate

    We have reclassified the results of operations of facilities sold or held for sale as discontinued operations for all periods presented in our Consolidated Statements of Income.

    We have entered into an agreement with our current lessee, Fundamental, to sell six (five remaining) skilled nursing facilities in Texas.  The planned sale of these facilities meets the accounting criteria as being held for sale and is expected to close when long-term HUD financing is arranged by Fundamental.  In January 2011, the first of these six facilities having a carrying value of $4,038,000 was sold for total cash proceeds of $4,500,000.  As of December 31, 2011, the carrying value of $29,381,000 represented the lesser of the remaining five facilities’ net book value or estimated fair value less cost to sell.

    In August 2011, we completed the sale of a 60-unit assisted living facility located in Daytona Beach, Florida with a carrying value of $2,152,000 to the current tenant for cash proceeds of $3,200,000.  We deferred recognition of the tax gain on the sale of this facility by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code.

    In June 2010, we completed a sale of two skilled nursing facilities in Texas to the current lessee Legend Healthcare and affiliates (“Legend”) for $6,247,000 in cash.  NHI deferred recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code.  The net gain on the sale of these facilities was $2,004,000 for financial statement purposes.

    In December 2010, we agreed to the terms of sale with the current tenant of two medical office buildings.  These facilities met the accounting criteria as being held for sale as of December 31, 2010.  At December 31, 2010, the carrying value of $3,433,000 represented the lesser of the properties’ net book value or estimated fair value less cost to sell.  The sale transaction was completed in February 2011 with receipt of cash proceeds of $5,271,000.

    The summary of operating results of all facilities classified as discontinued operations is shown in Note 15.

Future Minimum Lease Payments

    At December 31, 2011, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with our tenants are as follows (in thousands):

2012	$78,847
2013	73,139
2014	70,416
2015	66,083
2016	66,022
Thereafter	450,236

$804,743

NOTE 4. MORTGAGE NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage notes receivable (dollar amounts in thousands):

Final	Number		Original Face	Carrying Amount
Payment	of		Amount of	December 31,
Date	Loans	Payment Terms in 2011	Mortgage(s)	2011	2010
2011	1	Monthly payment of interest at 14.5%; principal due at maturity	$1,000	$-	$1,000

2012	7	Monthly payments of $9 to $69, which include interest at 6.9%	40,526	16,604	19,049

2012	1	Monthly payment of $120, including interest at 9.0%(1) Balloon payment due at maturity	12,162	5,197	5,732

2013	1	Monthly payment of $29, including interest at 6.5%(1)(2) Balloon payment due at maturity	5,506	1,274	649

2014	8	Note A: $11.6 million with monthly payments of interest at 8.5% with principal due at maturity; Note B: $9.7 million with principal and interest at 3.0% due at maturity	26,293	21,337	21,322

2014	1	Monthly payments of interest at a variable rate, current rate is 12.0% (next adjustment in October 2012 with principal due at maturity; additional $50,000 to be drawn during 2012)	850	800	800

2014	1	Monthly payment of interest at 13.0%; principal due at maturity	2,500	2,500	-

2015	1	Monthly payment of interest at 14.0%; principal due at maturity	1,000	1,000	1,000

2015	1	Interest accrues at 10.0% during construction; monthly payment of interest only; principal due at maturity	13,870	11,870	7,520

2018	1	Monthly payment of $38, including interest at 7.47%	5,033	3,809	3,850

2027-2032	6	Monthly payments of $19 to $32, which include interest ranging from 8.0 to 9.6%	20,774	14,281	14,543

			$129,514	$78,672	$75,465

(1) We recognize interest income in the period in which cash is received because this loan was previously classified as non-performing.
(2) During 2011, we acquired the remaining interest in this mortgage note at a discount.

    At December 31, 2011, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 30 health care properties.  The mortgage notes receivable are secured by mortgages on the real property and UCC liens on the personal property of the facilities.  Certain of the notes receivable are also secured by guarantees of significant parties and by cross-collateralization on properties with the same respective owner.

    We have a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation center with a skilled nursing license in Mesa, Arizona.  Construction on the facility began in June 2010 and was completed in March 2011.  NHI has the option to purchase and lease back the facility when it reaches a predetermined level of stabilized net operating income.  The $13,870,000 commitment includes an $11,870,000 construction loan and an additional $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics.  The loan is for a period of five years and requires monthly payments of interest only at an annual rate of 10%.  Per the terms of the loan agreement, interest payments were accrued as part of the construction loan balance until the full loan amount was drawn.  During the year ended December 31, 2011, we funded $4,350,000 of our loan commitment.

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

    In March 2010, we entered into a $3,000,000 second mortgage loan secured by three skilled nursing facilities in Texas totaling 311 beds.  Our loan was part of a bridge to long-term financing for the borrower.  The mortgage included a maximum term of five years and a fixed interest rate of 14%.  This loan was paid off during the third quarter of 2010.

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

Loan Recoveries

    During 2011, we received payments totaling $99,000 as a recovery of a previous note write-down.  The payments resulted from the full payoff of a note receivable secured by a skilled nursing facility in Oklahoma.

    Allgood Healthcare, Inc. (“Allgood”) – In February 2009, we received payment in full of $3,150,000 on the pro-rata portion of a note secured by a skilled nursing facility and recorded a recovery of amounts previously written down of $1,077,000.  During 2010, we received payments totaling $573,000 as a recovery of previous write-downs.  The payments resulted from the settlement of bankruptcy proceedings.  We continue to hold mortgage notes from a successor borrower on three remaining facilities at a carrying value of $5,197,000 at December 31, 2011.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

    In September 1998, we purchased 2,000,000 shares of cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT.  The nonvoting preferred stock is convertible into 2,000,000 shares of LTC common stock.  The closing price of LTC’s common stock at December 31, 2011 was $30.86 per share.  The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share.  The preferred stock is not redeemable by us or LTC.  The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Consolidated Balance Sheets.  Dividends to be received are recorded as investment income when the dividend is declared.  The carrying value of the preferred stock at December 31, 2011 and December 31, 2010 equals its original cost of $38,132,000.

NOTE 6. INVESTMENT IN MARKETABLE SECURITIES

    Our investments in marketable securities include available-for-sale securities and are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consisted of the following at December 31, 2011 and 2010 (in thousands)

	2011		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Common and preferred stock of other REITs	$4,183	$11,364	$5,830	$21,156
NHC convertible preferred stock	-	-	1,316	1,320
	$4,183	$11,364	$7,146	$22,476

    Gross unrealized gains related to available-for-sale securities were $7,181,000 and $15,330,000 at December 31, 2011 and 2010.

    During 2011, 2010 and 2009, we recognized $822,000, $1,267,000 and $1,448,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in non-operating income in the Consolidated Statements of Income.

        We held an investment of 293,800 and 674,800 common shares of LTC with a fair value and carrying value of $9,067,000 and $18,948,000 at December 31, 2011 and 2010, respectively, which is included in marketable securities.  During 2011, we sold 381,000 shares of LTC for an average price of $29 per share.  As a result, we recorded $8,655,000 as a gain on the sale, $2,732,000 of which was a recovery of a previously recorded other-than-temporary impairment.  During 2009, we sold 100,000 common shares of LTC for an average price of $26 per share.  As a result, we recorded $1,931,000 as a gain on the sale, $717,000 of which was a recovery of a previously recorded other-than-temporary impairment.

    During 2011, we sold our 96,330 shares of National HealthCare Corporation’s convertible preferred stock along with sales of other marketable securities and recorded gains of $151,000.

    During 2011, we recognized a gain of $1,090,000 on the sale of our 50,000 common shares of Nationwide Health Properties, Inc. (“NHP”) in exchange for 39,330 common shares of Ventas, Inc. (“Ventas”) as a result of the acquisition of NHP by Ventas.

    In 2009 we received cash redemptions of principal, and we recorded a partial recovery of $538,000 on liquidation of $8,491,000 in funds distributed to us in a final installment on our former position in the Columbia Strategic Cash Fund, which the Bank of America closed and liquidated in a three-year process.  The 2009 recovery was recognized in investment income and other in the Consolidated Statements of Income.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques.  At December 31, 2011 and 2010, there were no material differences between the carrying amounts and fair values of our financial instruments, which also included our mortgage notes receivable and borrowings under our credit facility.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$11,364	$11,364	$-	$-
Total Marketable Securities	$11,364	$11,364	$-	$-

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Common and preferred stocks of other REITs	$21,156	$21,156	$-	$-
NHC convertible preferred stock	1,320	1,320	-	-
Total Marketable Securities	$22,476	$22,476	$-	$-

    Common and preferred stocks – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

    Realized gains and losses are included in earnings and are reported as investment income and other in the Consolidated Statements of Income.  Unrealized gains and losses are reported as other comprehensive gains and losses in the Consolidated Statements of Stockholders’ Equity.

NOTE 8. REVOLVING CREDIT FACILITY

    On November 1, 2011, we entered into a four-year, $200,000,000 unsecured revolving credit facility to lower our cost of capital and fund new healthcare real estate investments.  Interest on outstanding borrowings is at a margin of 150 basis points over LIBOR (1.78% at December 31, 2011) and the unused commitment fee is 35 basis points per annum.  We have the option to extend the maturity to five years.  There is an accordion feature in the credit facility that could increase the total commitment to $300,000,000.  Borrowings on the credit facility were used to pay off and cancel the previous credit facility which bore interest at 250 basis points over LIBOR and had an outstanding balance of $80,125,000 on November 1, 2011.  We also cancelled the previous interest rate swap agreement which fixed $48,125,000 of borrowing on the previous credit facility at an annual interest rate of 3.98%.  The new credit facility is provided by Wells Fargo, Bank of Montreal, and KeyBank, with Pinnacle National Financial Partners as a participating bank.  The credit facility had an outstanding balance of $97,300,000 at December 31, 2011, with an available unused balance of $102,700,000.

    For the year ended December 31, 2011, the change in fair value and settlement of our interest rate swap agreement is presented as a component of interest expense in our Consolidated Statement of Income.  During 2011, we recognized $2,070,000 in interest expense based on the terms of our credit facilities, $581,000 in amortization of loan costs related to our credit facilities, and $1,197,000 as the change in fair value and settlement of the interest rate swap agreement.

NOTE 9. COMMITMENTS AND CONTINGENCIES

    We believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders.  This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

   In October 2009, we completed a purchase/leaseback transaction with Bickford Senior Living and its affiliates (“Bickford”) for $28,250,000.  The purchase price was funded from our accumulated cash liquidity and includes $3,000,000 in conditional payments to be made over the next three years based on Bickford’s expected achievement of certain operating financial thresholds.  No conditional amounts have been paid as of December 31, 2011.

    In March 2010, we completed a purchase/leaseback transaction with Helix for $12,500,000.  The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment which is expected to be made in 2012.

    In October 2011, we completed a purchase/leaseback transaction with Legend for $55,278,000 including contingent consideration of $5,478,000.  Legend is eligible for an additional contingent payment of $5,478,000 related to the transaction if they attain certain performance metrics over the next two years, which is probable.

    As described in Note 3, we have agreed to sell six (five remaining) skilled nursing facilities to our current lessee, affiliates of Fundamental.  We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual increases.

    As of December 31, 2011, we had pending commitments related to three health care real estate projects: (1) as described in Note 3, in September 2011, we entered into a construction development commitment to provide up to $21,500,000 for the development and construction of a 60-bed acute care hospital in Murfreesboro, Tennessee, and as of December 31, 2011, (exclusive of interest cost capitalized) we had funded a total of $4,953,000 toward this commitment; (2) as described in Note 4, in June 2010, we entered into a construction loan commitment to provide up to $13,870,000 for the development and construction of a 70-bed transitional rehabilitation center in Mesa, Arizona; and as of December 31, 2011, we had funded a total of $11,870,000 toward this commitment with the remaining $2,000,000 being contingent on the borrower achieving certain future performance metrics, which is probable; (3) one of our leases contains a provision whereby we will fund up to $750,000 of certain capital improvements and operating equipment purchases with the total being added to the base amount from which the lease payment is calculated; during 2011, we funded $604,000 of this commitment; and (4) we were committed to fund an additional $50,000 on a mortgage note receivable.  We believe we have sufficient liquidity to fund these commitments and to finance new investments.

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

    As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations.  NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation has been resolved with respect to one of the nonprofit corporations.  Although the transaction is subject to the approval of the OTAG, NHI has entered into agreements to purchase and lease to a third party the facilities owned by a second nonprofit.  While NHI has not received any indication that the OTAG will object to the transaction, NHI can give no assurance that the transaction will be approved by the OTAG.  A receiver was recently appointed for the third nonprofit. Other than as described above, NHI does not know whether the OTAG will commence any legal proceedings with respect to either of these nonprofit corporations or, if so, what relief will be sought.

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

NOTE 10. LIMITS ON COMMON STOCK OWNERSHIP

    The Company’s charter contains certain provisions which are designed to ensure that the Company’s status as a REIT is protected for federal income tax purposes.  One of these provisions ensures that any transfer which would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the Internal Revenue Code would be void which, subject to certain exceptions, results in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s common stock.  In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants.  Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family.  These written agreements are intended to restate and replace the parties’ prior verbal agreement.  Based on the Excepted Holder Agreements currently outstanding, the ownership limit for all other stockholders is approximately 7.5%.  Our charter gives our Board of Directors’ broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. These agreements were entered into in connection with the Company’s stock purchase program pursuant to which the Company announced that it would purchase up to 1,000,000 shares of its common stock in the public market from its stockholders.

    A separate agreement was entered into with each of the spouse and children of Dr. Carl E. Adams and others within Mr. W. Andrew Adams’ family.  We needed to enter into such an agreement with each family member because of the complicated ownership attribution rules under Internal Revenue Code.  The Agreement permits the Excepted Holders to own common stock in excess of 9.9% up to the limit specifically provided in the individual agreement and not lose rights with respect to such shares.  However, if the stockholder’s stock ownership exceeds the limit then such shares in excess of the limit become “Excess Stock” and lose voting rights and entitlement to receive dividends.  The Excess Stock classification remains in place until the stockholder no longer exceeds the threshold limit specified in the Agreement.  The purpose of these agreements is to ensure that the Company does not violate the prohibition against a REIT being closely held.  W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant.  This prohibition is designed to protect the Company’s status as a REIT for tax purposes.

NOTE 11. SHARE-BASED COMPENSATION

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

    In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants.  As of December 31, 2011, 360,635 shares were available for future grants under the 2005 plan.  The individual restricted stock and option grant awards vest over periods up to ten years.  The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

    The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted.  As of December 31, 2011, no shares were available for future grants under this plan.  The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

    Compensation expense is recognized only for the awards that ultimately vest.  Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.  The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $3,087,000, $2,368,000 and $853,000 for the years ended December 31, 2011, 2010 and 2009, respectively, consisting of $10,000, $25,000 and $52,000 for restricted stock and $3,077,000, $2,343,000 and $801,000 for stock options and is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

    The weighted average fair value per share of options granted was $9.91, $6.26 and $3.20 for 2011, 2010 and 2009, respectively.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009
Dividend yield	5.90%	6.52%	9.09%
Expected volatility	45.71%	37.56%	36.69%
Expected lives	3.9 years	4.9 years	3.4 years
Risk-free interest rate	1.11%	2.22%	1.57%

Stock Option Activity

The following table summarizes our outstanding stock options:
			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value

Outstanding December 31, 2008	159,668	$ 29.03
Options granted under 2005 Plan	275,000	$ 25.29
Options exercised under 1997 Plan	(15,000)	$ 23.90
Options exercised under 2005 Plan	(165,832)	$ 25.18
Outstanding December 31, 2009	253,836	$ 27.72
Options granted under 2005 Plan	395,000	$ 36.18
Options exercised under 1997 Plan	(48,717)	$ 31.56
Options exercised under 2005 Plan	(215,612)	$ 31.78
Outstanding December 31, 2010	384,507	$ 33.24
Options granted under 2005 Plan	340,000	$ 46.11
Options exercised under 1997 Plan	(15,000)	$ 23.79
Options exercised under 2005 Plan	(183,417)	$ 32.69
Options forfeited under 2005 Plan	(16,668)	$ 41.52
Outstanding December 31, 2011	509,422	$ 42.03	4.69	$ 993,000

Exercisable December 31, 2011	335,830	$ 41.92	4.35	$ 692,000

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years

5/16/2007	15,000	$ 34.25	0.01
2/4/2008	7,750	$ 29.24	0.02
4/29/2008	15,000	$ 30.30	0.04
2/25/2009	15,000	$ 25.29	0.03
2/25/2010	15,000	$ 35.99	0.09
3/2/2010	48,338	$ 34.48	0.78
3/19/2010	50,000	$ 37.33	0.81
5/28/2010	13,334	$ 41.18	0.22
2/22/2011	60,000	$ 45.58	0.49
2/25/2011	270,000	$ 46.22	2.20

	509,422		4.69

    The weighted average remaining contractual life of all options outstanding at December 31, 2011 is 4.7 years.  Including outstanding stock options, our stockholders have authorized an additional 870,057 shares of common stock that may be issued under the share-based payments plans.

    The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested December 31, 2010	182,175	$ 4.92
Options granted under 2005 Plan	340,000	$ 9.91
Options vested under 2005 Plan	(331,915)	$ 8.06
Options forfeited under 2005 Plan	(16,668)	$ 8.15

	173,592	$ 8.37

    As of December 31, 2011, we had $453,000 of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be recognized over the following periods: 2012-$406,000 and 2013-$47,000.

    The intrinsic value of total options outstanding at December 31, 2011 was $1.95 per share or $993,000.  The intrinsic value of options exercisable at December 31, 2011 was $2.06 per share or $692,000.  The intrinsic value of the total options exercised for the years ended December 31, 2011, 2010 and 2009 was $12.94 per share or $2,567,000; $13.28 per share or $3,510,000, and $11.81 per share or $2,136,000, respectively.

Restricted Stock Activity

The following table summarizes our restricted stock activity:

		Weighted Average
		Remaining
	Number	Vesting Period	Aggregate
	of Shares	(Years)	Intrinsic Value
Non-vested at December 31, 2008	7,025	1.511	$ 193,000
Vested during the period	(1,925)	-	-
Non-vested at December 31, 2009	5,100	1.026	189,000
Vested during the period	(1,925)	-	-
Non-vested at December 31, 2010	3,175	0.540	143,000
Vested during the period	(1,925)	-	-
Non-vested at December 31, 2011	1,250	0.095	$ 55,000

			Remaining
Grant	Shares	Grant	Vesting
Date	Non-vested	Price	Period
2/4/08	1,250	$29.24	0.095

    The closing market price of our common stock at December 31, 2011 was $43.98 per share, which is the implied intrinsic value of the restricted stock.  At December 31, 2011, we had $1,000 of total unrecognized compensation cost related to unvested restricted stock issued which is expected to be recognized during 2012.

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

    The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2011	2010	2009

Income from continuing operations available to common stockholders	$72,760	$61,840	$57,061
Discontinued operations	8,372	7,581	7,168

Net income available to common stockholders	$81,132	$69,421	$64,229

BASIC:
Weighted average common shares outstanding	27,719,096	27,664,482	27,586,338

Income from continuing operations per common share	$2.63	$2.24	$2.07
Discontinued operations per common share	.30	.27	.26
Net income per common share	$2.93	$2.51	$2.33

DILUTED:
Weighted average common shares outstanding	27,719,096	27,664,482	27,586,338
Dilutive effect of:
Stock options	72,035	65,548	28,825
Restricted shares	1,461	2,929	3,137
Average dilutive common shares outstanding	27,792,592	27,732,959	27,618,300

Income from continuing operations per common share	$2.62	$2.23	$2.06
Discontinued operations per common share	.30	.27	.26
Net income per common share	$2.92	$2.50	$2.32

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the market price for our common shares	16,758	1,297	9,906

NOTE 13. COMMON STOCK DIVIDENDS (Unaudited)

    Dividend payments per share to common stockholders are characterized for 2011 individual tax purposes as follows:

	Taxable as	Taxable as	Return
	Ordinary	Capital	of
Dividend Payment Date	Income	Gain	Capital	Totals

May 10, 2011	$.525619	$.073606	$.015775	$.615
August 10, 2011	.525619	.073606	.015775	.615
November 10, 2011	.525619	.073606	.015775	.615
January 31, 2012(1)	.743559	.104125	.022316	.870
	$2.320416	$.324943	$.069641	$2.715

(1) Declared for stockholders of record on December 31, 2011

NOTE 14. MAJOR CUSTOMER - NHC

Leases

    National HealthCare Corporation (“NHC”), is a publicly-held company and our largest customer.  We lease 41 health care facilities to NHC.  Our rental income from continuing operations in 2011 was $76,050,000 ($35,996,000 or 47% from NHC); in 2010 was $71,289,000 ($35,212,000 or 49% from NHC); and in 2009 was $53,648,000 ($34,782,000 or 65% from NHC).

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

    The following table summarizes the percentage rent received and recognized (in thousands):

	2011	2010	2009
Current year	1,661	1,026	541
Prior year final certification(1)	635	485	541
	$2,296	$1,511	$1,082

(1)

For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Advisory Agreements

    Beginning with our inception in 1991, NHC provided advisory services to us under an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement").  Effective November 1, 2004, we assigned the Advisory Agreement with NHC to Management Advisory Source, LLC (“MAS”), a company formed by Board Chairman and former CEO W. Andrew Adams.  On December 3, 2007, we elected to become a self-managed REIT, with our own management reporting directly to the Board of Directors, and we terminated the Advisory Agreement with MAS on March 31, 2008.  Under a consulting agreement with our Board of Directors, Mr. Adams served as Chief Executive Officer until March of 2011.  He remains Chairman of the Board.

    Our expense under the consulting agreement with Mr. Adams to serve as Chief Executive Officer for the years ended December 31, 2011, 2010 and 2009 was $144,000, $1,071,000 and $722,000, respectively.

    Ownership of Common and Preferred Stock – At December 31, 2011, NHC owned 1,630,462 shares of our common stock.

NOTE 15. DISCONTINUED OPERATIONS

    As described in Note 3, the planned sale of the Fundamental facilities meets the accounting criteria as being held for sale and we have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.  In January 2011, the first of these six facilities was sold and a net gain of $462,000 for financial statement purposes was recognized.  Our lease revenue from the facilities was $4,820,000, $4,792,000 and $5,000,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

    As described in Note 3, the sale of two medical office buildings to the current tenant was completed in February 2011.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.  The net gain on the sale of these facilities was $1,838,000 for financial statement purposes.

Our lease revenue from the facilities was $41,000, $584,000 and $584,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

    As described in Note 3, in August 2011, we completed the sale of a 60-unit assisted living facility located in Daytona Beach, Florida to the current tenant.  We have reclassified the results of operations of this facility as discontinued operations for all periods presented in our Consolidated Statements of Income.  The net gain on the sale of these facilities was $1,048,000 for financial statement purposes.  Our lease revenue from the facilities was $202,000, $364,000 and $364,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

    As described in Note 3, the sale of two skilled nursing facilities in Texas to the current lessee Legend was completed in June 2010.  We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Consolidated Statements of Income.  The net gain on the sale of these facilities was $2,004,000 for financial statement purposes.  Our lease revenue from the facilities was $107,000 and $480,000 for the years ended December 31, 2010 and 2009, respectively.

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

    Washington Facilities – During 2009, we recognized into income for financial and tax purposes $1,493,000 related to the cancelation of liabilities which existed at the date of sale of two nursing home facilities in Washington.  At the expiration of the five-year statute of limitations, management concluded based on advice from counsel that we were legally released from any potential liability settlements.  There are no amounts remaining as of December 31, 2011.

    Income from discontinued operations for the year ended December 31, 2010 includes a $14,000 refund related to a previously closed facility in Bellingham, Washington.  Additionally, general and administrative expenses of $26,000 related to closed facilities in Washington and Kansas were included in income from discontinued operations for the year ended December 31, 2009.

    We have reclassified, for all periods presented, the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations.

Income from discontinued operations is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$5,063	$5,847	$6,428
Expenses:
Depreciation	39	284	1,345
Facility operating expenses	-	(14)	26
Impairment of real estate assets	-	-	25
	39	270	1,396
Operating income	5,024	5,577	5,032
Non-operating income	-	-	2,136
Gain on sales of real estate	3,348	2,004	-
Total discontinued operations	$8,372	$7,581	$7,168

Weighted average common shares outstanding:
Basic	27,719,096	27,664,482	27,586,338
Diluted	27,792,592	27,732,959	27,618,300

Discontinued operations income per common share:
Basic	$.30	$.27	$.26
Diluted	$.30	$.27	$.26

NOTE 16. INVESTMENT INCOME AND OTHER

Investment income and other is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Dividend income	$4,094	$4,541	$4,668
Interest Income	155	84	1,241
Realized gains on sales of marketable securities	7,164	-	1,148
Recovery of previous write-downs of marketable securities	2,735	-	1,255
Other income	596	566	269
	$14,744	$5,191	$8,581

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except per share amounts).

2011	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$20,525	$20,199	$20,454	$21,524
Investment income and other	1,412	9,790	2,196	1,346

Income from continuing operations	15,490	23,841	16,525	16,904
Discontinued operations	3,603	1,276	2,283	1,210

Net income	$19,093	$25,117	$18,808	$18,114

Weighted average common shares outstanding:
Basic	27,696,727	27,708,136	27,729,560	27,741,961
Diluted	27,796,109	27,799,616	27,789,725	27,784,915

Earnings per common share:
Basic:
Income from continuing operations	$.56	$.86	$.60	$.61
Discontinued operations	.13	.05	.08	.04
Net income per common share	$.69	$.91	$.68	$.65

Diluted:
Income from continuing operations	$.56	$.85	$.60	$.61
Discontinued operations	.13	.05	.08	.04
Net income per common share	$.69	$.90	$.68	$.65

2010	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$20,092	$19,011	$19,419	$19,510
Investment income and other	1,433	1,285	1,241	1,232

Income from continuing operations	14,425	15,868	15,963	15,583
Discontinued operations	1,519	3,321	1,371	1,371

Net income	$15,944	$19,189	$17,334	$16,954

Weighted average common shares outstanding:
Basic	27,632,376	27,665,629	27,673,703	27,686,217
Diluted	27,681,479	27,729,034	27,737,802	27,783,517

Earnings per common share:
Basic:
Income from continuing operations	$.52	$.57	$.57	$.56
Discontinued operations	.06	.12	.05	.05
Net income per common share	$.58	$.69	$.62	$.61

Diluted:
Income from continuing operations	$.52	$.57	$.57	$.56
Discontinued operations	.06	.12	.05	.05
Net income per common share	$.58	$.69	$.62	$.61

    Certain quarterly financial information shown above differs from amounts previously reported in the Forms 10-Q and Form 10-K for those periods due to reclassifications to retrospectively reflect the dispositions of certain facilities as discontinued operations for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A. CONTROLS AND PROCEDURES.

    Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2011, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.  No change in our internal control over financial reporting occurred during our last fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.  The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Investors, Inc.

Murfreesboro, Tennessee

    We have audited National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Health Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

    In our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Investors, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee

February 15, 2012

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.  Additionally, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2011, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

    Incorporated by reference from the information in our definitive proxy statement for the 2012 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

    Incorporated by reference from the information in our definitive proxy statement for the 2012 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Incorporated by reference from the information in our definitive proxy statement for the 2012 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated by reference from the information in our definitive proxy statement for the 2012 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    Incorporated by reference from the information in our definitive proxy statement for the 2012 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

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

NATIONAL HEALTH INVESTORS, INC.

BY:/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer
Date: February 15, 2012	and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Justin Hutchens	President, Chief Executive Officer	February 15, 2012
J. Justin Hutchens	and Director
(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 15, 2012
Roger R. Hopkins	(Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 15, 2012
W. Andrew Adams

/s/ Robert A. McCabe, Jr.	Director	February 15, 2012
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 15, 2012
Robert T. Webb

/s/ Ted H. Welch	Director	February 15, 2012
Ted H. Welch

NATIONAL HEALTH INVESTORS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference
to Exhibit 3.1 to Form S-11
Registration Statement
No. 33-41863

3.2	Amendment to Articles of Incorporation dated as of May 1, 2009	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009

3.3	Bylaws	Incorporated by reference
to Exhibit 3.2 to Form S-11
Registration Statement
No. 33-41863

4.1	Form of Common Stock Certificate	Incorporated by reference
to Exhibit 39 to Form S-11
Registration Statement
No. 33-41863

10.1	Material Contracts	Incorporated by reference
to Exhibits 10.1 thru
10.9 to Form S-4 Registration
Statement No. 33-41863

10.2	Amendment No. 5 to Master Agreement to Lease dated	Incorporated by reference
	December 27, 2005, effective January 1, 2007.	to Exhibit 10.2 to Form 10-K
dated March 10, 2006

10.4	1997 Stock Option Plan	Incorporated by reference
to the 1997 Proxy Statement as
filed

10.5	2005 Stock Option Plan	Incorporated by reference
to Exhibit 4.10 to the Company’s
registration statement on Form S-8
filed August 4, 2005.

10.6	First Amendment to the 2005 Stock Option, Restricted Stock &	Incorporated by reference to Appendix A to
	Stock Appreciation Rights Plan	the Company’s Proxy Statement filed
March 17, 2006

10.7	Second Amendment to the 2005 Stock Option, Restricted Stock & orated by reference to Exhibit B to the Company’s Proxy Statement filed March 23, 2009)	Incorporated by reference to Exhibit B
	Stock Appreciation Rights Plan	to the Company’s Proxy Statement filed
March 23, 2009

10.8	Excepted Holder Agreement – W. Andrew Adams	Incorporated by reference
to Exhibit 10.6 to Form 10-K
dated February 24, 2009

10.9	Excepted Holder Agreement between the Company and	Incorporated by reference
	Andrea Adams Brown with Schedule A	to Exhibit 10.2 to Form 10-Q
	identifying substantially identical agreements and setting forth the	dated November 3, 2010
material details in which such agreements differ from this agreement.

10.10	Consulting Agreement with W. Andrew Adams	Incorporated by reference
to Exhibit 10.8 to Form 10-K
dated February 24, 2009

10.11	Amended and Restated Consulting Agreement entered into on the 25th day of February, 2009 between National Health Investors, Inc. and W. Andrew Adams	Incorporated by reference
	with W. Andrew Adams	to Exhibit 10.1 to Form 10-Q
dated May 5, 2009

10.12	Amendment No. 1 dated March 10, 2010 to the	Incorporated by reference
	Amended and Restated Consulting Agreement dated	to Exhibit 10.1 to Form 10-Q
	February 25, 2009 by and between NHI and W. Andrew Adams	dated May 7, 2010

10.13	Employment Agreement with Justin Hutchens	Incorporated by reference
to Exhibit 10.2 to Form 10-Q
dated May 5, 2009

10.14	Amendment No. 1 dated March 10, 2010 to the	Incorporated by reference
	Employment Agreement dated February 25, 2009	to Exhibit 10.2 to Form 10-Q
	by and between NHI and J. Justin Hutchens	dated May 7, 2010

10.15	Agreement with Care Foundation of America, Inc.	Incorporated by reference
to Exhibit 10.11 to Form 10-K
dated February 22, 2010

10.16	$100,000,000 credit facility dated February 1, 2010 by	Incorporated by reference
	and between NHI and certain subsidiaries and Regions	to Exhibit 10.3 to Form 10-Q
	bank, as agent	dated May 7, 2010

10.17	$50 million term loan and a $50 million revolving credit facility	Incorporated by reference
	with Regions Bank dated November 3, 2010	to Exhibit 10.17 to Form 10-K
dated February 16, 2010

10.18	Third Amendment dated May 3, 2011 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2011

10.19

Contract to Acquire Properties dated October 31, 2011 by and between National Health Investors, Inc. and Firehole River Real Estate Holdings – Greenville, Ltd., Firehole River Real Estate Holdings – West Houston, Ltd., Legend Oaks – Ennis, LLC, Legend Greenville Healthcare, LLC, Legend Oaks – West Houston, LLC and Legend Oaks – North Houston, LLC

Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 7, 2011

10.20	Credit Agreement, dated as of November 1, 2011, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders named therein.	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 7, 2011

13	Financial Statement Schedules	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed Herewith
of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section	Filed Herewith
1350 by Chief Executive Officer and
Principal Accounting Officer