Form 10-Q
period 2012-03-31
NATIONAL HEALTH INVESTORS INC
filed 2012-05-10
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 27,786,186 shares of common stock outstanding of the registrant as of May 9, 2012.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Real estate properties:
Land	$49,114	$49,114
Buildings and improvements	487,396	487,396
Construction in progress	9,864	4,983
	546,374	541,493
Less accumulated depreciation	(150,063)	(146,698)
Real estate properties, net	396,311	394,795
Mortgage notes receivable, net	77,853	78,672
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	6,927	15,886
Marketable securities	11,772	11,364
Accounts receivable, net	1,373	1,184
Straight-line rent receivable	9,768	8,706
Assets held for sale, net	29,381	29,381
Deferred costs and other assets	1,387	1,443
Total Assets	$572,904	$579,563

Liabilities and Stockholders' Equity:
Debt	$95,300	$97,300
Real estate purchase liabilities	9,478	9,478
Accounts payable and accrued expenses	2,818	3,483
Dividends payable	18,061	24,144
Deferred income	1,633	1,673
Total Liabilities	127,290	136,078

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; 40,000,000 shares authorized; 27,786,186 and
27,751,208 shares issued and outstanding, respectively	278	278
Capital in excess of par value	467,110	465,678
Cumulative dividends in excess of net income	(29,363)	(29,652)
Unrealized gains on marketable securities	7,589	7,181
Total Stockholders' Equity	445,614	443,485
Total Liabilities and Stockholders' Equity	$572,904	$579,563

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2011 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands except share and per share amounts)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Revenues:
Rental income	$21,307	$18,929
Mortgage interest income	1,702	1,596
Investment income and other	1,060	1,412
	24,069	21,937
Expenses:
Depreciation	3,365	2,868
Interest expense (Note 7)	575	(741)
Legal expense	91	188
Franchise, excise and other taxes	125	287
General and administrative	2,786	3,845
	6,942	6,447
Income from continuing operations	17,127	15,490
Discontinued operations
Income from operations - discontinued	1,223	1,304
Gain on sales of real estate	—	2,299
Income from discontinued operations	1,223	3,603
Net income	$18,350	$19,093
Other comprehensive income:
Unrealized holding gain arising during the period	408	549
Less: reclassification adjustment for gains included in net income	—	(154)
Total other comprehensive income	408	395
Total comprehensive income	$18,758	$19,488

Weighted average common shares outstanding:
Basic	27,776,104	27,696,727
Diluted	27,803,222	27,796,109
Earnings per common share:
Basic:
Income from continuing operations	$.62	$.56
Discontinued operations	.04	.13
Net income per common share	$.66	$.69
Diluted:
Income from continuing operations	$.62	$.56
Discontinued operations	.04	.13
Net income per common share	$.66	$.69

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$18,350	$19,093
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,365	2,884
Straight-line rental income	(1,062)	(910)
Non-cash interest income on construction loan	—	(221)
Gain on sales of real estate	—	(2,299)
Net realized gains on sales of marketable securities	—	(154)
Share-based compensation	1,432	2,371
Change in fair value of interest rate swap agreement	—	(1,254)
Change in operating assets and liabilities:
Accounts receivable	(189)	(771)
Deferred costs and other assets	56	(740)
Accounts payable and accrued expenses	(665)	(606)
Deferred income	(40)	(38)
Net cash provided by operating activities	21,247	17,355
Cash flows from investing activities:
Investment in mortgage notes receivable	(52)	(2,496)
Collection of mortgage notes receivable	871	899
Investment in real estate properties	(4,881)	(326)
Receipt of earnest money deposit	—	525
Proceeds from dispositions of real estate property	—	5,771
Proceeds from sales of marketable securities	—	1,647
Net cash (used in) provided by investing activities	(4,062)	6,020
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(2,000)	(37,765)
Borrowings on term loan	—	50,000
Principal payments on term loan	—	(625)
Stock options exercised	—	200
Dividends paid to stockholders	(24,144)	(16,752)
Net cash used in financing activities	(26,144)	(4,942)

(Decrease) increase in cash and cash equivalents	(8,959)	18,433
Cash and cash equivalents, beginning of period	15,886	2,664
Cash and cash equivalents, end of period	$6,927	$21,097

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$534	$660
Supplemental schedule of non-cash activities:
Earnest money deposit applied to sale of real estate	$—	$3,475

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Unrealized Gains on Marketable Securities	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2011	27,751,208	$278	$465,678	$(29,652)	$7,181	$443,485
Total comprehensive income	—	—	—	18,350	408	18,758
Shares issued on stock options exercised	34,978	—	—	—	—	—
Share-based compensation	—	—	1,432	—	—	1,432
Cash dividends to common stockholders, $.65 per share	—	—	—	(18,061)	—	(18,061)
Balances at March 31, 2012 (unaudited)	27,786,186	$278	$467,110	$(29,363)	$7,589	$445,614

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., ("NHI" or the "Company") believe that the unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2011 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2011 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, which are included in our 2011 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

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

Federal Income Taxes – We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  We will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income.  Accordingly, no provision for federal income taxes has been made in the condensed consolidated financial statements.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, estimated useful lives used to compute depreciation expense, gains on sales of real estate, non-cash compensation expense and recognition of commitment fees.

Our tax returns filed for years beginning in 2009 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our condensed consolidated financial statements as a component of income tax expense.

Discontinued Operations and Assets Held for Sale - We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.  Long-lived assets classified as held for sale are reported separately in the Condensed Consolidated Balance Sheets.

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

Mortgage Interest and Rental Income - We identify loans and leases as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest and rental income on non-performing loans or leased real estate properties is to recognize rental or mortgage interest income in the period when the related cash is received. Once classified as non-performing, we continue this policy through the life of the affected loan or lease.

New Accounting Pronouncements - In the first quarter of our fiscal year ending December 31, 2012 we adopted ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Accordingly, our adoption of this guidance is now incorporated retrospectively in our Condensed Consolidated Statements of Comprehensive Income. The adoption of ASU 2011-05 did not have a material impact on our condensed consolidated financial statements.

Reclassifications – Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2.  REAL ESTATE

At March 31, 2012, exclusive of assets held for sale, we had investments in 97 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer. The 41 properties leased to NHC include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed by NHC. Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).

For the three months ended March 31, 2012, rental income from continuing operations was $21,307,000, of which $9,903,000 (46%) was recognized from NHC. For the three months ended March 31, 2011, rental income from continuing operations was $18,929,000, of which $9,477,000 (50%) was recognized from NHC.

Under the terms of the lease, base rent for 2007 was $33,700,000 with additional percentage rent being equal to 4% of the increase in the gross revenue of each facility over the 2007 base year. The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Current year	$415	$417
Prior year final certification[1]	1,063	635
	$1,478	$1,052
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Polaris Hospital

In September 2011, we entered into a $21,500,000 development and lease transaction with affiliates of Polaris Hospital Company ("Polaris") to develop a 60-bed general acute care hospital in Murfreesboro, Tennessee that will provide acute psychiatric and in-patient rehabilitation services. Construction commenced in October 2011 and the hospital is expected to open in the fourth quarter of 2012. Once the facility is open, a lease rate of 10% will be calculated on NHI’s total invested amount with annual fixed escalators beginning in the second year. The initial lease term is for 15 years. At March 31, 2012, our investment in land, pre-construction and construction costs was $9,864,000 and is shown as construction in progress in the Condensed Consolidated Balance Sheet.

Planned or Completed Dispositions of Certain Real Estate

We have an agreement with our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”), to sell six (five remaining) skilled nursing facilities in Texas. The planned sale of these facilities meets the accounting criteria as being held for sale and is expected to close when HUD financing is arranged by Fundamental.  In January 2011, the first of these six facilities having a carrying value of $4,039,000 was sold for total cash proceeds of $4,500,000.  As of March 31, 2012, the carrying value of $29,381,000 represented the lesser of the remaining five facilities’ net book value or estimated fair value less cost to sell. We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Comprehensive Income.

In February 2011, we completed the sale of two medical office buildings having a carrying value of $3,433,000 for cash proceeds of $5,271,000. For the first quarter of 2011, we have classified the results of operations of these facilities as discontinued operations in our Condensed Consolidated Statements of Comprehensive Income.

The summary of operating results of all facilities classified as discontinued operations is shown in Note 11.

NOTE 3.  MORTGAGE NOTES RECEIVABLE

At March 31, 2012, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 30 health care properties. Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner.

We recognize interest income in the period in which cash is received on certain mortgage notes receivable which were previously classified as non-performing and have an aggregate carrying value of $6,319,000 at March 31, 2012.

NOTE 4.  INVESTMENT IN PREFERRED STOCK, AT COST

In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT. The nonvoting preferred stock is convertible into 2,000,000 shares of LTC common stock. The closing price of LTC’s common stock at March 31, 2012 was $32.00 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. The preferred stock is not redeemable by us or LTC. The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. We have determined that, for our cost basis investment in preferred stock, it is not practicable to estimate the fair value of the investment. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value. Dividends to be received are recorded as investment income when declared.  The carrying value of the preferred stock at March 31, 2012 and December 31, 2011 equals its original cost of $38,132,000.

NOTE 5.  INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities and are reported at fair value.  Unrealized gains and losses on available-for-sale securities are presented as a component of other comprehensive income .  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common and preferred stock of other REITs	$4,183	$11,772	$4,183	$11,364

Gross unrealized gains related to available-for-sale securities were $7,589,000 at March 31, 2012 and $7,181,000 at December 31, 2011.

During the three months ended March 31, 2012 and 2011, we recognized $157,000 and $317,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in investment income and other in the Condensed Consolidated Statements of Comprehensive Income.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. We estimate the fair values of other financial instruments using quoted market prices and discounted cash flow techniques, which are considered to fall within level two of the fair value hierarchy. At March 31, 2012 and December 31, 2011, there were no material differences between the carrying amounts and fair values of our other financial instruments, which include our mortgage notes receivable and borrowings under our credit facility.

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

Assets measured at fair value on a recurring basis using the fair value hierarchy described in Note 1 are summarized below (in thousands):

	Fair Value Measurements at March 31, 2012
Description	Total	Level 1	Level 2	Level 3
Common and preferred stocks of other REITs	$11,772	$11,772	$—	$—

Common and preferred stocks – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

NOTE 7.  REVOLVING CREDIT FACILITY

On November 1, 2011, we entered into a four-year, $200,000,000 unsecured revolving credit facility to lower our cost of capital and fund new healthcare real estate investments.  Interest on outstanding borrowings is at a margin of 150 basis points over LIBOR (1.75% at March 31, 2012) and the unused commitment fee is 35 basis points per annum.  We have the option to extend the maturity to five years.  There is an accordion feature in the credit facility that could increase the total commitment to $300,000,000.  The credit facility is provided by Wells Fargo, Bank of Montreal, and KeyBank, with Pinnacle National Bank as a participating bank.  At March 31, 2012, the credit facility had an outstanding balance of $95,300,000 and an available balance of $104,700,000.

For the three months ended March 31, 2012, we recognized $499,000 in interest expense and $76,000 in amortization of loan costs. For the three months ended March 31, 2011, we recognized $477,000 in interest expense and $36,000 in amortization of loan costs related to this credit facility. The change in the fair value of the interest rate swap agreement at March 31, 2011 was $1,254,000 and was recognized as an offset to interest expense in our Condensed Consolidated Statements of Comprehensive Income.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We believe that we have operated our business so as to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  We will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income.  This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

Bickford

In March 2012, we entered into an agreement with Bickford Senior Living and its affiliates ("Bickford") to construct up to 8 assisted living and memory care facilities over the next three years, with construction of the first facility to begin in the second half of 2012.  Each facility is estimated to have 60 beds at a total average cost of $9,000,000 or less.  The parties expect to initiate up to three development projects per year over the three-year period.  The facilities will be leased to Bickford over 15 years at an initial annual lease rate of 9% plus annual fixed escalators.  NHI currently leases eight other assisted living and memory care facilities to Bickford.  NHI has agreed to provide a three-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to the new development projects.

In October 2009, we completed a purchase/leaseback transaction with Bickford for $28,250,000. The purchase price includes $3,000,000 in conditional payments to be made over the following three years based on Bickford’s expected achievement of certain operating financial thresholds. No conditional amounts have been paid as of March 31, 2012.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center ("Kentucky River"), a general acute care hospital in Jackson, Kentucky. This investment will be added to the lease basis on which the lease amount is calculated. The construction project is expected to commence by the end of 2012 and continue over two years.  The lease extension is for an initial period of 10 years beginning July 1, 2012, plus one 5-year renewal option.

Legend Healthcare

In October 2011, we completed a purchase/leaseback of four skilled nursing facilities in Texas with affiliates of Legend Healthcare, LLC (“Legend”) for $55,278,000 which included contingent consideration of $5,478,000. Legend is eligible for an additional contingent payment of $5,478,000 related to the transaction if they attain certain performance metrics over the next two years, which is probable.

Polaris
In September 2011, we entered into a agreement with Polaris to provide up to $21,500,000 for the development and construction of a 60-bed acute care hospital in Murfreesboro, Tennessee, and as of March 31, 2012, we had funded a total of $9,864,000 toward this commitment.
Santé
In June 2010, we entered into a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation hospital with a skilled nursing license in Mesa, Arizona. The facility opened in March 2011. The $13,870,000 includes a remaining $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics. NHI also has the option to purchase and lease back the hospital when it achieves a predetermined level of stabilized net operating income.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price was funded with borrowings from our revolving credit facility and includes a conditional payment of $1,000,000 which is expected to be made in 2012.

Fundamental

As described in Note 2, we have agreed to sell six (five remaining) skilled nursing facilities to our current lessee, Fundamental. We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual increases.

As of March 31, 2012, in addition to those mentioned above, we had a pending commitment to a lessee to advance $146,000 for equipment purchases and certain capital improvements, which is to be added to the lease basis on which the lease amount is calculated; and a commitment to fund an additional $50,000 on a mortgage note receivable.

We believe we have sufficient liquidity and access to capital to fund the commitments described above and to make new investments in health care real estate.

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

As previously disclosed, in 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI. On September 21, 2010, the Court granted a motion to dismiss the complaint, entered a judgment, and dismissed the action with prejudice. Despite that ruling, the Company’s Board received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserted that certain NHI directors and officers breached their fiduciary duties to NHI in connection with its transaction with Care Foundation of America, Inc. (“CFA”). In response, the Company’s Board appointed a special committee that on December 6, 2010 made its report and recommendation to the Board. The Board considered the demand and unanimously accepted the special committee’s recommendation to reject the demand on the basis that pursuing the proposed claims, in whole or in part, would not be in the best interests of the Company. Mr. Shearer was notified of the Board’s determination by letter dated December 13, 2010. On February 3, 2011, Mr. Shearer filed a new derivative shareholder lawsuit (M.D. Tenn. Case No. 3:11-99), making the same claim and allegations as in the action that was dismissed with prejudice. On March 29, 2012, the Court dismissed the new lawsuit with prejudice finding under the doctrine of claim preclusion that the order dismissing the first lawsuit precluded the filing of the second. The time period to appeal has lapsed and Mr. Shearer did not file an appeal of the dismissal of his second lawsuit.

NOTE 9. SHARE-BASED COMPENSATION

We recognize share-based compensation for (1) all stock options granted over the requisite service period using the fair value for these grants as estimated at the date of grant using the Black-Scholes pricing model, and (2) all restricted stock granted over the requisite service period using the market value of our publicly-traded common stock on the date of grant.

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

In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants. As of March 31, 2012, 20,635 shares were available for future grants under the 2005 plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. As of March 31, 2012, no shares were available for future grants under this plan. The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $1,432,000 for the three months ended March 31, 2012, consisting of $1,431,000 for stock options and $1,000 for restricted stock, as compared to $2,371,000 for the three months ended March 31, 2011, consisting of $2,368,000 for stock options and $3,000 for restricted stock.

At March 31, 2012, we had $1,183,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2012 - $735,000; 2013 - $400,000, and 2014 - $48,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes our outstanding stock options :

	Three Months Ended
	March 31,
	2012	2011
Options outstanding January 1,	509,422	384,507
Options granted under 2005 Plan	340,000	340,000
Options forfeited under 2005 Plan	—	(3,334)
Options exercised under 1997 Plan	(19,266)	(15,000)
Options exercised under 2005 Plan	(141,819)	(28,584)
Options outstanding, March 31,	688,337	677,589

Exercisable at March 31,	504,994	503,996

The following table summarizes our restricted stock activity:

	Three Months Ended
	March 31,
	2012	2011
Non-vested at January 1,	1,250	3,175
Vested during the period	(1,250)	(1,250)
Non-vested at March 31,	—	1,925

NOTE 10. INVESTMENT INCOME AND OTHER

The following table summarizes our investment income and other: (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Dividend income	$975	$1,135
Realized gains on sale of marketable securities	—	154
Other revenue	85	123
	$1,060	$1,412

NOTE 11. DISCONTINUED OPERATIONS

As described in Note 2, in January 2011, we sold the first of six facilities to our current tenant, Fundamental, and have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Comprehensive Income. Our lease revenue from the facilities was $1,223,000 and $1,188,000 for the three months ended March 31, 2012 and 2011, respectively. A net gain of $461,000 for financial statement purposes was recognized on the sale.

As described in Note 2, in February 2011, we completed the sale of two medical office buildings. We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Comprehensive Income. Our lease revenue from the facilities was $-0- and $41,000 for the three months ended

March 31, 2012 and 2011, respectively. The net gain recognized on the sale of these facilities was $1,838,000 for financial statement purposes.

In August 2011, we completed the sale of a 60-unit assisted living facility located in Daytona Beach, Florida to the current tenant.  We have reclassified the results of operations of this facility as discontinued operations for all periods presented in our Condensed Consolidated Statements of Comprehensive Income.  Our lease revenue from the facilities was $-0- and $91,000 for the three months ended March 31, 2012 and 2011, respectively.

Income from discontinued operations, excluding gains on sale of real estate, is summarized below (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues	$1,223	$1,320
Expenses:
Depreciation	—	16
Income from operations - discontinued	$1,223	$1,304

NOTE 12. EARNINGS AND DIVIDENDS PER SHARE

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Income from continuing operations	$17,127	$15,490
Discontinued operations	1,223	3,603
Net income available to common stockholders	$18,350	$19,093

BASIC:
Weighted average common shares outstanding	27,776,104	27,696,727

Income from continuing operations per common share	$.62	$.56
Discontinued operations per common share	.04	.13
Net income per common share	$.66	$.69

DILUTED:
Weighted average common shares outstanding	27,776,104	27,696,727
Stock options	27,118	97,235
Restricted shares	—	2,147
Average dilutive common shares outstanding	27,803,222	27,796,109

Income from continuing operations per common share	$.62	$.56
Discontinued operations per common share	.04	.13
Net income per common share	$.66	$.69

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the market price for our common shares	11,681	11,130

Dividends declared per common share	$.65	$.615

NOTE 13. SUBSEQUENT EVENTS

On April 12, 2012, we entered into a three-year loan which will provide Capital Funding Group, Inc. (CFG) up to $15,000,000 to be used as mezzanine financing for its bridge-to-HUD lending program. A total of $5,000,000 was funded at closing. This loan requires monthly payments of interest only at an annual rate of 13.5%.

On May 1, 2012, we entered into an amended $320,000,000 unsecured credit facility that includes $120,000,000 of combined 5-year and 7-year term loans that were drawn immediately at closing to pay down our revolving credit borrowings and for other corporate purposes. The facility also includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of total borrowings. The credit facility was provided by the banking group described in Note 7 plus the addition of Bank of America. The facility amends the revolving credit facility described in Note 7 which was scheduled to mature in 2015. The credit facility provides for (1) unsecured, revolving borrowings of up to $200,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years, (inclusive of an embedded 1 year extension option); (2) an $80,000,000 unsecured, five-year term loan with interest at 140 basis points over LIBOR; and (3) a $40,000,000 unsecured, seven-year term loan with interest at 150 basis points over LIBOR. We have entered into an interest rate swap agreement to fix the interest rate at 3.04% per annum on the 7-year term loan. At closing, our total bank borrowings amounted to $120,000,000 represented by the term loans described above.

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2011, and “Business” and “Risk Factors” under Item 1 and Item 1A therein, for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones facing the Company.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected.  In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment.  Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries.  As of March 31, 2012, our portfolio consisted of real estate (excluding corporate office and assets held for sale) and mortgage investments with a carrying value totaling $473,443,000 and other investments in preferred stock and marketable securities of $49,904,000, resulting in total invested assets of $523,347,000.  We are a self-managed REIT with our own management reporting directly to our Board of Directors.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, and hospitals based on acute and rehabilitative care, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary term debt.

Portfolio

At March 31, 2012, our continuing operations consisted of investments in real estate and mortgage notes receivable in 127 health care facilities located in 24 states consisting of 81 skilled nursing facilities ("SNF"), 36 assisted living facilities ("ALF"), 4 hospitals ("HOSP"), 4 independent living facilities ("ILF"), and 2 medical office buildings ("MOB").  These investments consisted of approximately $395,590,000 of net real estate investments in 97 health care facilities with 18 lessees and $77,853,000 aggregate carrying value of mortgage notes receivable from 15 borrowers related to 30 health care facilities.

Major Customer - NHC

National HealthCare Corporation (“NHC”), is a publicly-held company and our largest customer. We lease 41 health care facilities to NHC. These 41 facilities include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC. For the three months ended March 31, 2012, rental income from continuing operations was $21,307,000, of which $9,903,000 (46%) was recognized from NHC. For the three months ended March 31, 2011, rental income from continuing operations was $18,929,000, of which $9,477,000 (50%) was recognized from NHC.

Under the terms of the lease, base rent for 2007 was $33,700,000, with additional percentage rent being equal to 4% of the increase in the gross revenue of each facility over a 2007 base year. The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Current year	$415	$417
Prior year final certification[1]	1,063	635
	$1,478	$1,052
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 9.7% of our total portfolio as of March 31, 2012, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been presented in NHC’s financial statements for as many as 20 years.  As a result, we believe that the fair value of these assets is significantly in excess of their net book value of $45,437,000 at March 31, 2012.  Subsequent additions to the portfolio related to non-NHC investments reflect a higher value based on existing costs at the date the subsequent investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, each individual center's financial results are reviewed including their occupancy, patient mix, and other relevant information.

The following tables summarize our investments in real estate (excluding corporate office and assets held for sale) and mortgage notes receivable as of March 31, 2012 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	55	7,356		$220,536
Assisted Living Facilities	33	1,862		136,951
Hospitals	3	181		27,081
Independent Living Facilities	4	456		6,419
Medical Office Buildings	2	88,517	*	4,603
Total Real Estate Properties	97			395,590

Mortgage Notes Receivable
Skilled Nursing Facilities	26	2,605		58,833
Assisted Living Facilities	3	266		7,150
Hospitals	1	70		11,870
Total Mortgage Notes Receivable	30	2,941		77,853
Total Portfolio	127			$473,443

Portfolio Summary	Properties	Investment Percentage		Net Investment
Real Estate Properties	97	83.6%		$395,590
Mortgage Notes Receivable	30	16.4%		77,853
Total Portfolio	127	100.0%		$473,443

Summary of Facilities by Type
Skilled Nursing Facilities	81	59.0%		$279,369
Assisted Living Facilities	36	30.4%		144,101
Hospitals	4	8.2%		38,951
Independent Living Facilities	4	1.4%		6,419
Medical Office Buildings	2	1.0%		4,603
Total Real Estate Portfolio	127	100.0%		$473,443

Portfolio by Operator Type
Public	54	19.0%		$89,934
Regional	58	67.4%		319,294
Small	15	13.6%		64,215
Total Real Estate Portfolio	127	100.0%		$473,443

Public Operators
National HealthCare Corp.	41	9.6%		$45,437
Emeritus Senior Living	8	4.1%		19,346
Sunrise Senior Living, Inc.	1	2.4%		11,246
Community Health Systems, Inc.	2	1.4%		6,866
Sun Healthcare Group, Inc.	2	1.5%		7,039
Total Public Operators	54	19.0%		$89,934

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

As of March 31, 2012, the average effective quarterly rental income was $1,991 per licensed bed for skilled nursing facilities, $2,535 per unit for assisted living facilities, $1,039 per unit for independent living facilities, $6,606 per bed for hospitals, and $3 per square foot for medical office buildings.

We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At March 31, 2012, the carrying value of our investments in common and preferred shares of publicly-held REITs was $49,904,000.  Refer to Notes 4, 5 and 6 of our condensed consolidated financial statements for further information.

Areas of Focus

We are evaluating and will potentially make investments during the remainder of 2012 while continuing to monitor and improve our existing properties. We continue to evaluate new portfolio investments and monitor the current prices being offered for health care assets. However, even as we make new investments, we expect to maintain a relatively low level of debt compared to our total book capitalization and relative to our peers in the industry. New investments in real estate and mortgage notes in 2012 are expected to be funded by our liquid investments and by debt financing. We will attempt to promptly reinvest the proceeds of any sales of assets that are classified as held for sale in our Condensed Consolidated Balance Sheets. We intend to make new investments that meet our underwriting criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

New Investments

Since December 31, 2011, we have announced future commitments to fund healthcare real estate investments of nearly $100 million over the next three years. We desire to have long-term business relationships with our tenants and borrowers who are successful in their business operations and who have the intent and ability to grow those operations in the future.

As described in Note 8 and Note 13 to the condensed consolidated financial statements and also in “Commitments and Contingencies” below, (1) in March 2012, we announced an agreement with Bickford to construct up to 8 assisted living and memory care facilities over the next three years at a cost estimated to be $9,000,000 or less for each facility; we also agreed to provide a three-year, $3,000,000 revolving credit facility to Bickford to fund certain pre-construction costs related to those projects; (2) in March 2012, we announced a long-term lease extension and construction commitment to provide up to $8,000,000 over the next two years to our tenant, an affiliate of Community Health Systems, for extensive renovations and additions to Kentucky River Medical Center; and (3) in April 2012, we announced a loan commitment to Capital Funding Group to provide up to $15,000,000 to be used as mezzanine financing for its bridge-to-HUD lending program, of which $5,000,000 was funded on the loan at closing.

Planned or Completed Dispositions of Real Estate

As previously disclosed, and described in Note 3 to the condensed consolidated financial statements, we have agreed to sell five skilled nursing facilities in Texas to our tenant when they arrange HUD financing. The facilities have a carrying value of $29,381,000.

Real Estate and Mortgage Write-downs

Our borrowers and tenants experience periods of significant financial pressures and difficulties similar to other health care providers. Governments at both the federal and state levels have enacted legislation to lower or at least slow the growth in payments to health care providers. Furthermore, the costs of professional liability insurance have increased significantly during this same period. Since the inception of the Company, a number of our real estate property operators and mortgage loan borrowers have undergone bankruptcy. Others have surrendered properties to us in lieu of foreclosure or have failed to make timely payments on their obligations to us.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts. We recognize interest income in the period in which cash is received on certain mortgage notes receivable which were previously classified as non-performing and have an aggregate carrying value of $6,319,000 at March 31, 2012.

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

Potential Effects of Reductions in Medicare Reimbursement

On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced the Skilled Nursing Facilities – Prospective Payment System final rule for fiscal year 2012 that cuts Medicare payments to skilled nursing facility operators by a net 11.1% beginning October 1, 2011. There is the potential for future cuts to Medicare as Congress attempts to reduce the projected U.S. Government deficit by $1.5 trillion over the next decade. We currently estimate the majority of our borrowers and lessees will be able to withstand the Medicare cuts described above due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect such Medicare cuts will have on each of our borrowers and lessees. However, we estimate that two mortgage borrowers (who are nonprofit corporations) will be adversely impacted by the Medicare cuts due to their payor mix, their current payment coverage ratios and limited net equity. The impact of the CMS reduction in Medicare reimbursement could negatively affect their ability to make full scheduled payments to us, and could have an adverse effect on the carrying value of their mortgage notes. These borrowers are unlikely to have cash reserves to pay any deficiency in scheduled payments to us and may have difficulties refinancing in an amount to satisfy their indebtedness to us. We have extended the maturity of the mortgage note from one of our borrowers to August 31, 2012.  On November 4, 2011, we entered into an agreement to purchase the real estate assets of this nonprofit corporation and entered into an agreement to lease those assets to a third party. This transaction is subject to the approval of the OTAG. We have also been in discussions with the other borrower regarding a possible sale of their real estate assets, as a receiver has recently been appointed. These borrowers are the nonprofit corporations that are the subject of the OTAG investigation as described under Part II, item 1 "Legal Proceedings." The mortgage notes receivable from the borrowers have an aggregate principal balance of $37,302,000 at March 31, 2012 and interest income amounted to $531,000 for the three months then ended.

Results of Operations

The results of operations for facilities included in assets held for sale or sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

The significant items affecting revenues and expenses are discussed below.

	Three Months Ended
	March 31,		Period Change
	2012	2011	$	%
Revenues:
Rental income
SNFs leased to Legend Healthcare	$2,580	$1,423	$1,157	81.3%
SNFs leased to National HealthCare Corp.	9,903	9,477	426	4.5%
ALFs leased to Selah Management Group	319	—	319	NM
Other new and existing leases	7,443	7,119	324	4.6%
	20,245	18,019	2,226	12.4%
Straight-line rent adjustments, new and existing leases	1,062	910	152	16.7%
Total Rental Income	21,307	18,929	2,378	12.6%
Mortgage interest income:
Brentwood at Fore Ranch	82	—	82	NM
Santé Mesa	300	221	79	35.7%
Other new and existing mortgages	1,320	1,375	(55)	(4.0)%
Total Mortgage Interest Income	1,702	1,596	106	6.6%
Investment income and other[1]	1,060	1,412	(352)	(24.9)%
Total Revenue	24,069	21,937	2,132	9.7%
Expenses:
Depreciation
SNFs leased to Legend Healthcare[2]	418	—	418	NM
ALFs leased to Selah Management Group	138	—	138	NM
Other new and existing assets	2,809	2,868	(59)	(2.1)%
Total Depreciation	3,365	2,868	497	17.3%
Interest expense:
Change in fair value of interest rate swap agreement	—	(1,254)	1,254	NM
Interest expense and amortization of loan costs	575	513	62	12.1%
Total Interest Expense	575	(741)	1,316	NM
Share-based compensation	1,432	2,371	(939)	(39.6)%
Other expenses	1,570	1,949	(379)	(19.4)%
	6,942	6,447	495	7.7%
Income from continuing operations	17,127	15,490	1,637	10.6%
Income from discontinued operations[3]	1,223	1,304	(81)	(6.2)%
Net gain on sale of real estate[3]	—	2,299	(2,299)	NM
Net income	$18,350	$19,093	$(743)	(3.9)%

Net income per common share, basic and diluted	$.66	$.69	$(.03)	(4.3)%

[1] See Note 10 to the condensed consolidated financial statements
[2] Acquired from Legend in 2011
[3] See Note 11 to the condensed consolidated financial statements
NM - not meaningful

Financial highlights of the three months ended March 31, 2012 compared to the same period in 2011 were as follows:

•
Rental income increased $2,378,000 or 12.6% when compared to the same period in the prior year primarily as a result of funding new real estate investments of $75,806,000 in 2011. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•	Depreciation expense increased $497,000 or 17.3% primarily due to new real estate investments made in 2011.

•
Share-based compensation expense decreased $939,000 or 39.6% when compared to the same period in the prior year due to decreases in the volatility of our stock price and short-term Treasury rates, which are both inputs to our valuation model. The market value for all stock option awards is estimated using the Black-Scholes pricing model and is expensed over the vesting period of the individual grants.

•
Interest expense resulted from our borrowings on a bank credit facility to fund new real estate and mortgage note investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. The $1,254,000 increase in the fair value of an interest rate swap agreement decreased interest expense in 2011. We expect to fund new healthcare real estate investments in 2012 with borrowings from our bank credit facility and possibly U.S. Government agency debt, thereby increasing our interest expense compared to 2011.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent and interest payments, principal payments on mortgage notes receivable, dividends received on our investments in the common and preferred shares of other REITs, proceeds from the sales of real property and borrowings from our term loan and revolving credit facility.  Our primary uses of cash include dividend distributions to our shareholders, debt service payments (including principal and interest), new investments in real estate and mortgage loans and general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
Cash and cash equivalents at beginning of period	$15,886	$2,664	$13,222	496.3%
Cash provided by operating activities	21,247	17,355	3,892	22.4%
Cash (used in) provided by investing activities	(4,062)	6,020	(10,082)	(167.5)%
Cash used in financing activities	(26,144)	(4,942)	(21,202)	429.0%
Cash and cash equivalents at end of period	$6,927	$21,097	$(14,170)	(67.2)%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2012 increased as a result of the collection of lease payments on real estate investments acquired during 2011 as well as the timing of collection of accounts receivable and the payments of accounts payable and accrued expenses.

Investing Activities – Net cash flows from investing activities for the three months ended March 31, 2012 decreased as compared to the same period in the prior year primarily due to the disposition of one SNF and two MOBs, as described in Note 11 to the condensed consolidated financial statements, and sales of certain marketable securities in 2011.

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2012 consists primarily of $24,144,000 in dividends paid to stockholders. Net cash used in financing activities for the three months ended March 31, 2011 consisted primarily of dividends paid to stockholders of $16,752,000, which was partially offset by net borrowings of $12,235,000 on our bank credit facility.

Liquidity

At March 31, 2012, our liquidity was strong, with $123,399,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility.  In addition, our investment in LTC preferred stock is convertible into common stock having a current market value of approximately $64,000,000.  Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.

On November 1, 2011, we entered into a new four-year $200,000,000 unsecured revolving credit facility to lower our cost of capital and fund new healthcare real estate investments.  Interest on outstanding borrowings is at a margin of 150 basis points over LIBOR (1.75% at March 31, 2012) and the unused commitment fee is 0 basis points per annum.  The credit facility is expandable to a total commitment of $300,000,000 and we have the option to extend the maturity to five years.

As described in Note 13 to the condensed consolidated financial statements, on May 1, 2012, we entered into an amended $320,000,000 unsecured credit facility that allows us to reduce our cost of capital, to reduce our borrowings on our current revolving credit facility and to fund future healthcare real estate investments. The facility also includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of total borrowings. At closing, we had total bank debt of $120,000,000 related the new five-year and seven-year term loan commitments as part of the credit agreement.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our taxable income for the year ending December 31, 2012 and thereafter.  During the first three months of 2012, we declared a quarterly dividend of $.65 per common share to shareholders of record on March 31, 2012, payable on May 10, 2012.

Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2011 fourth quarter dividend was $.65 per common share and was paid on January 31, 2012.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.

Contractual Obligations and Contingent Liabilities

As of March 31, 2012, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1	Year 2-3	Year 4-5
Borrowings under revolving credit facility, including interest(1)	$105,485	$2,037	$4,074	$99,374
Construction commitment	11,636	11,636	—	—
Real estate purchase liabilities	9,478	6,978	2,500	—
Mortgage loan commitment	2,000	2,000	—	—
Capital improvements	146	146	—	—
Mortgage note advances	50	50	—	—
	$128,795	$22,847	$6,574	$99,374
(1) Interest is calculated based on the 1.75% interest rate at March 31, 2012 through expiration of the credit facility based on the $95,300,000 balance outstanding as of March 31, 2012.  The calculation also includes an unused balance fee of .35%.

Commitments and Contingencies

Bickford

In March 2012, we entered into an agreement with Bickford Senior Living and its affiliates ("Bickford") to construct up to 8 assisted living and memory care facilities over the next three years, with construction of the first facility to begin in the second half of 2012.  Each facility is estimated to have 60 beds at a total average cost of $9,000,000 or less.  The parties expect to initiate up to three development projects per year over the three-year period.  The facilities will be leased to Bickford over 15 years at an initial annual lease rate of 9% plus annual fixed escalators.  NHI currently leases eight other assisted living and memory care facilities to Bickford.  NHI has agreed to provide a three-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to the new development projects.

In October 2009, we completed a purchase/leaseback transaction with Bickford for $28,250,000. The purchase price includes $3,000,000 in conditional payments to be made over the following three years based on Bickford’s expected achievement of certain operating financial thresholds. No conditional amounts have been paid as of March 31, 2012.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center ("Kentucky River"), a general acute care hospital in Jackson, Kentucky. The construction project is expected to commence by the end of 2012 and continue over two years.  The lease extension is for an initial period of 10 years beginning July 1, 2012, plus one 5-year renewal option.

Legend Healthcare

In October 2011, we completed a purchase/leaseback of four skilled nursing facilities in Texas with affiliates of Legend Healthcare, LLC (“Legend”) for $55,278,000 which included contingent consideration of $5,478,000. Legend is eligible for an additional contingent payment of $5,478,000 related to the transaction if they attain certain performance metrics over the next two years, which is probable.

Polaris
In September, 2011, we entered into a agreement with Polaris to provide up to $21,500,000 for the development and construction of a 60-bed acute care hospital in Murfreesboro, Tennessee, and as of March 31, 2012, we had funded a total of $9,864,000 toward this commitment.
Santé
In June 2010, we entered into a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation hospital with a skilled nursing license in Mesa, Arizona. The facility opened in March, 2011. The $13,780,000 includes a remaining $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics. NHI also has the option to purchase and lease back the hospital when it achieves a predetermined level of stabilized net operating income.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment which is expected to be made in 2012.

Fundamental

As described in Note 2, we have agreed to sell six (five remaining) skilled nursing facilities to our current lessee, Fundamental. We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual increases.

As of March 31, 2012, in addition to those mentioned above, we had a pending commitment to a lessee to advance $146,000 for equipment purchases and certain capital improvements, our investment to be added to the lease basis on which the lease amount is calculated; and a commitment to fund an additional $50,000 on a mortgage note receivable.

We believe we have sufficient liquidity and access to capital to fund the commitments described above and to make new investments in health care real estate.

Funds From Operations

Our funds from operations (“FFO”) for the three months ended March 31, 2012 increased $1,890,000 or 9.7% over the same period in 2011. Our normalized FFO for the three months ended March 31, 2012 increased $3,298,000 or 18.2% over the same period in 2011, primarily as the result of the impact of our new real estate investments in 2011. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes the exercise of stock options and vesting of restricted stock using the treasury stock method. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs, and changes in the fair value of interest rate swap agreements.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FFO and Normalized FFO and is presented for both basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Net income	$18,350	$19,093
Elimination of certain non-cash items in net income:
Real estate depreciation in continuing operations	3,025	2,674
Real estate depreciation in discontinued operations	—	17
Net gain on sale of real estate	—	(2,299)
Funds from operations	$21,375	$19,485
Gains on sales of marketable securities	—	(154)
Change in fair value of interest rate swap agreement	—	(1,254)
Normalized FFO	$21,375	$18,077

BASIC
Weighted average common shares outstanding	27,776,104	27,696,727
FFO per common share	$.77	$.70
Normalized FFO per common share	$.77	$.65

DILUTED
Weighted average common shares outstanding	27,803,222	27,796,109
FFO per common share	$.77	$.70
Normalized FFO per common share	$.77	$.65

The results of operations for facilities included in assets held for sale or facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported FFO.

Funds Available for Distribution

Our funds available for distribution (“FAD”) for the three months ended March 31, 2012 increased $946,000 or 4.5% over the same period in 2011. Our normalized FAD for the three months ended March 31, 2012 increased $2,354,000 or 11.9% over the same period in 2011 due primarily to the impact of real estate investments completed during 2011. FAD represents net earnings available to common stockholders, excluding the effects of asset dispositions and straight-line rent adjustments, plus depreciation, stock based compensation and changes in the fair value of our interest rate swap agreement, if any. Diluted FAD assumes the exercise of stock options using the treasury stock method. Normalized FAD excludes from FAD certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FAD for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs, and changes in the fair value of interest rate swap agreements.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FAD and Normalized FAD and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Net income	18,350	19,093
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	3,365	2,868
Depreciation in discontinued operations	—	16
Net gain on sale of real estate	—	(2,299)
Straight-line lease revenue, net	(1,062)	(910)
Non-cash stock based compensation	1,432	2,371
Funds available for distribution	22,085	21,139
Gains on sales of marketable securities	—	(154)
Change in fair value of interest rate swap agreement	—	(1,254)
Normalized FAD	22,085	19,731

BASIC
Weighted average common shares outstanding	27,776,104	27,696,727
FAD per common share	$.80	$.76
Normalized FAD per common share	$.80	$.71

DILUTED
Weighted average common shares outstanding	27,803,222	27,796,109
FAD per common share	$.79	$.76
Normalized FAD per common share	$.79	$.71

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

Equity Price Risk

We account for our investments in marketable securities, with a fair value of $11,772,000 at March 31, 2012, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,177,200 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

    Evaluation of Disclosure Control and Procedures. As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2012.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in 2009, Burt Shearer Trustee, as trustee of the Shearer Family Living Trust, filed a shareholder derivative complaint naming as defendants NHI directors W. Andrew Adams, Robert A. McCabe, Jr., Robert T. Webb, and Ted H. Welch and as a nominal defendant NHI. On September 21, 2010, the Court granted a motion to dismiss the complaint, entered a judgment, and dismissed the action with prejudice. Despite that ruling, the Company’s Board received a new demand letter from Mr. Shearer dated October 11, 2010 that again asserted that certain NHI directors and officers breached their fiduciary duties to NHI in connection with its transaction with Care Foundation of America, Inc. (“CFA”). In response, the Company’s Board appointed a special committee that on December 6, 2010 made its report and recommendation to the Board. The Board considered the demand and unanimously accepted the special committee’s recommendation to reject the demand on the basis that pursuing the proposed claims, in whole or in part, would not be in the best interests of the Company. Mr. Shearer was notified of the Board’s determination by letter dated December 13, 2010. On February 3, 2011, Mr. Shearer filed a new derivative shareholder lawsuit (M.D. Tenn. Case No. 3:11-99), making the same claim and allegations as in the action that was dismissed with prejudice. On March 29, 2012, the Court dismissed the new lawsuit with prejudice finding under the doctrine of claim preclusion that the order dismissing the first lawsuit precluded the filing of the second. The time period to appeal has lapsed and Mr. Shearer did not file an appeal of the dismissal of his second lawsuit.

Item 1A.  Risk Factors.

During the quarter ended March 31, 2012, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

10.1
Amended and Restated Credit Agreement dated as of May 1, 2012 among the Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing bank.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 10, 2012	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	May 10, 2012	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer)