Form 10-Q
period 2012-06-30
NATIONAL HEALTH INVESTORS INC
filed 2012-08-06
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 27,830,311 shares of common stock outstanding of the registrant as of August 2, 2012.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Real estate properties:
Land	$50,210	$49,114
Buildings and improvements	499,681	487,396
Construction in progress	15,900	4,983
	565,791	541,493
Less accumulated depreciation	(153,459)	(146,698)
Real estate properties, net	412,332	394,795
Mortgage and other notes receivable, net	82,199	78,672
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	9,800	15,886
Marketable securities	13,142	11,364
Accounts receivable, net	1,266	1,184
Straight-line rent receivable	9,782	8,706
Assets held for sale, net	29,381	29,381
Deferred costs and other assets	2,366	1,443
Total Assets	$598,400	$579,563

Liabilities and Stockholders' Equity:
Debt	$120,000	$97,300
Real estate purchase liabilities	9,478	9,478
Accounts payable and accrued expenses	3,933	3,483
Dividends payable	18,074	24,144
Deferred income	1,643	1,673
Total Liabilities	153,128	136,078

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value; 40,000,000 shares authorized;
27,806,129 and 27,751,208 shares issued and outstanding, respectively	278	278
Capital in excess of par value	467,357	465,678
Cumulative dividends in excess of net income	(30,510)	(29,652)
Accumulated other comprehensive income	8,147	7,181
Total Stockholders' Equity	445,272	443,485
Total Liabilities and Stockholders' Equity	$598,400	$579,563

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2011 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues:
Rental income	$18,843	$18,565	$40,150	$37,494
Mortgage interest income	1,847	1,634	3,549	3,230
Investment income and other	1,084	9,790	2,144	11,202
	21,774	29,989	45,843	51,926
Expenses:
Depreciation	3,396	2,930	6,761	5,798
Interest expense (Note 7)	747	1,589	1,321	848
Legal expense	128	141	220	329
Franchise, excise and other taxes	229	194	354	482
General and administrative	1,593	1,293	4,379	5,137
	6,093	6,147	13,035	12,594
Income from continuing operations	15,681	23,842	32,808	39,332
Discontinued operations
Income from operations - discontinued	1,247	1,275	2,470	2,579
Gain on sales of real estate	—	—	—	2,299
Income from discontinued operations	1,247	1,275	2,470	4,878
Net income	$16,928	$25,117	$35,278	$44,210
Other comprehensive income:
Change in unrealized gains on securities	1,494	209	1,903	758
Less: reclassification adjustment for gains in net income	(30)	(8,655)	(30)	(8,809)
Decrease in fair value of cash flow hedge	(907)	—	(907)	—
Total other comprehensive income	557	(8,446)	966	(8,051)
Total comprehensive income	$17,485	$16,671	$36,244	$36,159

Weighted average common shares outstanding:
Basic	27,792,834	27,708,136	27,784,469	27,702,432
Diluted	27,820,831	27,799,616	27,812,027	27,797,863
Earnings per common share:
Basic:
Income from continuing operations	$.56	$.86	$1.18	$1.42
Discontinued operations	.05	.04	.09	.17
Net income per common share	$.61	$.90	$1.27	$1.59
Diluted:
Income from continuing operations	$.56	$.86	$1.18	$1.42
Discontinued operations	.05	.04	.09	.17
Net income per common share	$.61	$.90	$1.27	$1.59

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$35,278	$44,210
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	6,761	5,832
Straight-line rental income	(1,077)	(1,855)
Non-cash interest income on construction loan	—	(488)
Gain on sales of real estate	—	(2,299)
Net realized gains on sales of marketable securities	(30)	(8,809)
Share-based compensation	1,679	2,645
Change in fair value of interest rate swap agreement	—	(266)
Change in operating assets and liabilities:
Accounts receivable	(82)	148
Deferred costs and other assets	(170)	(285)
Accounts payable and accrued expenses	(457)	(120)
Deferred income	(30)	19
Net cash provided by operating activities	41,872	38,732
Cash flows from investing activities:
Investment in mortgage notes receivable	(5,262)	(3,367)
Collection of mortgage notes receivable	1,735	2,804
Investment in real estate properties	(24,298)	(15,480)
Receipt of earnest money deposit	—	525
Proceeds from dispositions of real estate property	—	5,771
Proceeds from sales of marketable securities	125	12,862
Net cash (used in) provided by investing activities	(27,700)	3,115
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(97,300)	(37,765)
Borrowings on term loan	120,000	50,000
Debt issuance costs	(753)	—
Principal payments on term loan	—	(1,250)
Stock options exercised	—	199
Dividends paid to stockholders	(42,205)	(33,794)
Net cash used in financing activities	(20,258)	(22,610)

(Decrease) increase in cash and cash equivalents	(6,086)	19,237
Cash and cash equivalents, beginning of period	15,886	2,664
Cash and cash equivalents, end of period	$9,800	$21,901

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$1,373	$1,220
Supplemental schedule of non-cash activities:
Decrease in fair value of cash flow hedge	$907	$—
Earnest money deposit applied to sale of real estate	$—	$4,000

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2011	27,751,208	$278	$465,678	$(29,652)	$7,181	$443,485
Total comprehensive income	—	—	—	35,278	966	36,244
Shares issued on stock options exercised	54,921	—	—	—	—	—
Share-based compensation	—	—	1,679	—	—	1,679
Dividends declared, $1.30 per share	—	—	—	(36,136)	—	(36,136)
Balances at June 30, 2012 (unaudited)	27,806,129	$278	$467,357	$(30,510)	$8,147	$445,272

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Derivatives – During the normal course of business, we use certain types of derivative instruments for the purpose of managing interest rate risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. All of our hedges are cash-flow hedges.

We recognize all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities at their fair value in the condensed consolidated balance sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings.

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

Discontinued Operations and Assets Held for Sale – We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.  Long-lived assets classified as held for sale are reported separately in the Condensed Consolidated Balance Sheets.

Real Estate Properties – We evaluate the recoverability of the carrying value of our real estate properties on a property-by-property basis.  On a quarterly basis, we review our properties for events or circumstances that indicate the carrying value of the property may not be recoverable.  The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

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

Mortgage Interest and Rental Income – We identify loans and leases as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest and rental income on non-performing loans or leased real estate properties is to recognize rental or mortgage interest income in the period when the related cash is received. Once classified as non-performing, we continue this policy through the life of the affected loan or lease.

New Accounting Pronouncements – In the first quarter of our fiscal year ending December 31, 2012 we adopted ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-05 requires incremental fair value disclosures in the notes to the financial statements. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

NOTE 2.  REAL ESTATE

At June 30, 2012, exclusive of assets held for sale, we had investments in 98 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer. The 41 properties leased to NHC include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed by NHC. Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).

For the six months ended June 30, 2012, rental income from continuing operations was $40,150,000, of which $18,743,000 (47%) was recognized from NHC. For the six months ended June 30, 2011, rental income from continuing operations was $37,494,000, of which $18,317,000 (49%) was recognized from NHC.

Under the terms of the lease, annual base rent is $33,700,000 with additional percentage rent being equal to 4% of the increase in the gross revenue of each facility over the 2007 base year.

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Current year	$415	$415	$830	$832
Prior year final certification[1]	—	—	1,063	635
Total percentage rent	$415	$415	$1,893	$1,467
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Polaris Hospital

In September 2011, we entered into a $21,500,000 development and lease transaction with affiliates of Polaris Hospital Company ("Polaris") to develop a 60-bed general acute care hospital in Murfreesboro, Tennessee that will provide acute psychiatric and in-patient rehabilitation services. Construction commenced in October 2011 and the hospital is expected to open in the fourth quarter of 2012. Once the facility is open, a lease rate of 10% will be calculated on NHI’s total invested amount with annual fixed escalators beginning in the second year. The initial lease term is for 15 years. At June 30, 2012, our investment in land, pre-construction and construction costs was $15,900,000 and is shown as construction in progress in the Condensed Consolidated Balance Sheet.

Legend

On June 11, 2012, we completed the $13,470,000 purchase of a new, stabilized 125-bed skilled nursing facility located in Kyle, Texas. This facility has been leased to affiliates of Legend Healthcare, LLC (“Legend”) for an initial term of 15 years at an annual lease rate of 9% plus annual fixed escalators. Because Legend was a current lessee of the facility, we accounted for the acquisition of a 100% interest using the acquisition method as prescribed by FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $1,096,000 of the purchase price to fair value of the land and $12,279,000 to the fair value of building and improvements and expensed $95,000 in transaction costs at closing. With this acquisition, NHI now leases nine facilities to Legend.

Planned or Completed Dispositions of Certain Real Estate

We have an agreement with our current lessee, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”), to sell six (five remaining) skilled nursing facilities in Texas. The planned sale of these facilities requires their accounting classification as held-for-sale. The sale is expected to close when HUD financing is arranged by Fundamental. In January 2011, the first of these six facilities having a carrying value of $4,039,000 was sold for total cash proceeds of $4,500,000. As of June 30, 2012, the carrying value of $29,381,000 represented the lesser of the remaining five facilities’ net book value or estimated fair value less cost to sell. We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Comprehensive Income.

In February 2011, we completed the sale of two medical office buildings having a carrying value of $3,433,000 for cash proceeds of $5,271,000. For the first quarter of 2011, we classified the results of operations of these facilities as discontinued operations in our Condensed Consolidated Statements of Comprehensive Income.

The summary of operating results of all facilities classified as discontinued operations is shown in Note 11.

Tenant Transition

In June 2012, due to material noncompliance with our lease terms, we terminated our lease with a former tenant of four assisted living and memory care facilities in Minnesota and transitioned the lease to a new tenant. As a result of non-payment of scheduled rent, we realized lower cash payments on the lease of $450,000 and $434,000 for the three months and six months ended June 30, 2012, respectively. The unplanned transition to a new tenant resulted in a write-off for accounting purposes of $963,000 in straight-line rent receivables, $126,000 in billed receivables and $171,000 in legal and other expenses. The facilities contain a total of 126 units, are four to eight years old, and are now being leased to affiliates of White Pine Senior Living ("White Pine") for an initial term of 13 years at an annual lease amount of $2,338,000 plus annual fixed escalators. The first six months of the lease contains additional supplemental rent payments totaling $410,000. The former lease provided for an annual lease amount of $2,204,000. Our rental income from this lease, regardless of the timing of scheduled payments, is recognized on a straight-line basis over the term of the lease.

NOTE 3.  MORTGAGE NOTES RECEIVABLE

At June 30, 2012, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 30 health care properties. Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at June 30, 2012 or at December 31, 2011.

On April 12, 2012, we entered into a three-year loan to provide Capital Funding Group, Inc. (CFG) up to $15,000,000 to be used as mezzanine financing for its bridge-to-HUD lending program. Outstanding borrowings were $5,000,000 at June 30, 2012. This loan requires monthly payments of interest only at an annual rate of 13.5%.

We recognize interest income in the period in which cash is received on certain mortgage notes receivable which were previously classified as non-performing and have an aggregate carrying value of $6,174,000 at June 30, 2012.

NOTE 4.  INVESTMENT IN PREFERRED STOCK, AT COST

In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT. The nonvoting preferred stock is convertible into 2,000,000 shares of LTC common stock. The closing price of LTC’s common stock at June 30, 2012 was $36.28 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. The preferred stock is not redeemable by us or LTC. The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. In accordance with paragraphs FASB ASC 825-10-50, we have determined that, for our cost basis investment in preferred stock, it is not practicable to estimate the fair value of the investment. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value. Dividends to be received are recorded as investment income when declared.  The carrying value of the preferred stock at June 30, 2012 and December 31, 2011 equals its original cost of $38,132,000.

NOTE 5.  INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities and are reported at fair value.  Unrealized gains and losses on available-for-sale securities are presented as a component of other comprehensive income.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common and preferred stock of other REITs	$4,088	$13,142	$4,183	$11,364

Gross unrealized gains related to available-for-sale securities were $9,054,000 at June 30, 2012 and $7,181,000 at December 31, 2011.

During the six months ended June 30, 2012 and 2011, we recognized $309,000 and $519,000, respectively, of dividend income from our marketable securities and have included these amounts in investment income and other in the Condensed Consolidated Statements of Comprehensive Income.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at June 30, 2012 and December 31, 2011, due to the predominance of floating interest rates, which generally reflect market conditions, and the inclusion of the interest-rate swap agreement on our balance sheet at its estimated fair value of $907,000 at June 30, 2012. The fair value of mortgage notes receivable is estimated either based on cash flow analysis at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired recently or notes receivable entered into recently. These inputs are considered unobservable and fall into Level 3 in the Fair Value Hierarchy (Note 1).

The fair value and carrying values of our mortgage notes receivable were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgages and other notes receivable	82,199	91,750	78,672	88,824

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

Assets and liabilities measured at fair value on a recurring basis using the fair value hierarchy described in Note 1 are summarized below (in thousands):

	Fair Value Measurements at June 30, 2012
Description	Total	Level 1	Level 2	Level 3
Common and preferred stocks of other REITs	$13,142	$13,142	$—	$—
Interest rate swap agreement as cash flow hedge	(907)	—	(907)	—
	$12,235	$13,142	$(907)	$—

Common and preferred stocks – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

Interest rate swap agreement – The fair value of our interest rate swap is determined using a valuation model based on a discounted cash flow analysis as our swap is not traded on a market exchange. The analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of our interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB’s guidance on Fair Value Measurements and Disclosures.

NOTE 7.  DEBT

On May 1, 2012, we entered into a $320,000,000 unsecured credit facility that includes $120,000,000 of combined 5-year and 7-year term loans that were drawn immediately at closing to pay down our revolving credit borrowings and for other corporate purposes. The facility also includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings, making a total of $450,000,000 available on the facility. The credit facility was provided by Wells Fargo, Bank of Montreal, KeyBank, and Bank of America, with Pinnacle National Bank as a participating bank. The credit facility provides for (1) unsecured, revolving borrowings of up to $200,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years, (inclusive of an embedded 1 year extension option); (2) an $80,000,000 unsecured, 5-year term loan with interest at 140 basis points over LIBOR; and (3) a $40,000,000 unsecured, 7-year term loan with interest at 150 basis points over LIBOR. The unused commitment fee is 35 basis points per annum. At closing, our total bank borrowings amounted to $120,000,000 represented by the term loans described above. The credit facility amended a 4-year $200,000,000 unsecured revolving credit facility entered into on November 1, 2011, that provided for interest at 150 basis points over LIBOR and an unused commitment fee of 35 basis points per annum. In connection with the modification of our credit facility, we paid $753,000 in debt issuance costs which will be amortized over the life of the amended facility.

Interest Rate Swap Agreements

In conjunction with the closing of the credit facility on May 1, 2012, we entered into an interest rate swap agreement to fix the interest rate at 3.04% on the $40,000,000 7-year term loan. The terms of this swap agreement are essentially identical to those of the seven-year term loan and thus, in accordance with FASB ASC Topic 815 Derivative Instruments and Hedging Activities, is

considered a perfectly effective “cash-flow hedge". Accordingly, changes in the fair value (Note 6) of this cash-flow hedge are included in other comprehensive income rather than net income in our Condensed Consolidated Statements of Comprehensive Income. In the Condensed Consolidated Balance Sheets, if an asset, the fair value of the hedge is included in deferred costs and other assets, and, if a liability, as a component of accrued expenses.

At June 30, 2012, the fair value of the swap agreement of $907,000 is included as a component of our accrued expenses in the Condensed Consolidated Balance Sheets, and that amount is included in our Condensed Consolidated Statements of Comprehensive Income. Because no amounts related to the cash-flow hedge were excluded from the test of effectiveness and no ineffectiveness is assumed, no changes related to the hedge are expected to be subject to reclassification from other comprehensive income into earnings.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest expense	$667	$561	$1,166	$1,037
Amortization of loan costs	80	40	155	77
Change in fair value of interest rate swap agreement	—	988	—	(266)
Total interest expense	$747	$1,589	$1,321	$848

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

Bickford

In March 2012, we entered into an agreement with Bickford Senior Living and its affiliates ("Bickford") to construct up to 8 assisted living and memory care facilities over the next three years, with construction of the first of three facilities to begin in the second half of 2012.  Total cost of each of the 60-bed facilities is expected to average $9,000,000 or less.  The parties expect to initiate up to three development projects per year over the three-year period.  The facilities will be leased to Bickford over 15 years at an initial annual lease rate of 9% plus annual fixed escalators.  NHI currently leases eight other assisted living and memory care facilities to Bickford.  NHI has agreed to provide a three-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to the new development projects. Outstanding borrowings on the facility amounted to $262,000 at June 30, 2012.

In October 2009, we completed a purchase/leaseback transaction with Bickford for $28,250,000. The purchase price included $3,000,000 in conditional payments to have been made over the three year period that followed based on Bickford’s expected achievement of certain operating financial thresholds. No conditional amounts have been paid as of June 30, 2012.

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

Legend Healthcare

In October 2011, we completed a purchase/leaseback of four skilled nursing facilities in Texas with affiliates of Legend Healthcare, LLC (“Legend”) for $55,278,000 which included contingent consideration of $5,478,000. Legend is eligible for the additional contingent payment if, as is probable, they attain certain performance metrics over the next two years.

Polaris
In September 2011, we entered into a agreement with Polaris to provide up to $21,500,000 for the development and construction of a 60-bed acute care hospital in Murfreesboro, Tennessee. As of June 30, 2012, we had funded a total of $15,900,000 toward this commitment. See Note 2 for additional information.
Santé
In June 2010, we entered into a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation hospital with a skilled nursing license in Mesa, Arizona.

The facility opened in March 2011. The $13,870,000 includes an unfunded $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics. NHI also has the option to purchase and lease back the hospital when it achieves a predetermined level of stabilized net operating income.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000.

Fundamental

As described in Note 2, we have agreed to sell six (five remaining) skilled nursing facilities to our current lessee, Fundamental. We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual increases.

Capital Funding Group

As described in Note 3, we are committed to fund up to $15,000,000 on a three-year revolving credit facility with Capital Funding Group ("CFG") with monthly payments of interest only at an annual rate of 13.5%. At June 30, 2012, we had a principal balance of $5,000,000 on our note with CFG.

As of June 30, 2012, we had a pending commitment to a lessee to advance $146,000 for equipment purchases and certain capital improvements, which is to be added to the lease basis on which the lease amount is calculated; and a commitment to fund an additional $50,000 on a mortgage note receivable.

We believe we have sufficient liquidity and access to capital to fund the commitments described above and to make new investments in health care real estate.

Litigation

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

As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations. NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation has been resolved with respect to one of the nonprofit corporations. A receiver was appointed for the second nonprofit in November 2011. NHI understands that the OTAG is considering seeking a receiver for the third nonprofit. Other than as described above, NHI does not know whether the OTAG will commence any legal proceedings with respect to either of these nonprofit corporations or, if so, what relief will be sought.

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

In June 2012, one of our subsidiaries settled a lawsuit for $90,000 in relation to a matter which arose prior to our acquisition of the subsidiary through foreclosure.

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

In May 2012, our stockholders approved the 2012 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants. As of June 30, 2012, there were 1,500,000 shares available for future grants under the 2012 plan. The individual restricted stock and option grant awards vest over periods up to five years . The term of the options outstanding under the 2012 Plan is up to five years from the date of grant.

In May 2005, our stockholders approved the 2005 Plan pursuant to which 1,500,000 shares of our common stock were available to grant as share-based payments to employees, officers, directors or consultants. As of June 30, 2012, there were 20,635 shares available for future grants under the 2005 plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. As of June 30, 2012, no shares were available for future grants under this plan. The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $1,679,000 for the six months ended June 30, 2012, consisting of $1,678,000 for stock options and $1,000 for restricted stock, as compared to $2,645,000 for the six months ended June 30, 2011, consisting of $2,639,000 for stock options and $6,000 for restricted stock.

At June 30, 2012, we had $935,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2012 - $487,000; 2013 - $400,000, and 2014 - $48,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes our outstanding stock options :

	Six Months Ended
	June 30,
	2012	2011
Options outstanding January 1,	509,422	384,507
Options granted under 2005 Plan	340,000	340,000
Options forfeited under 2005 Plan	—	(3,334)
Options exercised under 1997 Plan	(19,266)	(15,000)
Options exercised under 2005 Plan	(331,818)	(28,584)
Options outstanding, June 30,	498,338	677,589

Exercisable at June 30,	321,663	488,996

The following table summarizes our restricted stock activity:

	Six Months Ended
	June 30,
	2012	2011
Non-vested at January 1,	1,250	3,175
Vested during the period	(1,250)	(1,925)
Non-vested at June 30,	—	1,250

NOTE 10. INVESTMENT INCOME AND OTHER

The following table summarizes our investment income and other (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Dividend income	$970	$1,020	$1,945	$2,156
Realized gains on sales of marketable securities	30	8,655	30	8,809
Other revenue	84	115	169	237
	$1,084	$9,790	$2,144	$11,202

During the six months ended June 30, 2011, we sold 381,000 common shares of LTC on which we recognized a gain of $8,655,000 and sold 96,330 shares of National HealthCare Corporation’s convertible preferred stock with a recognized gain of $154,000.

NOTE 11. DISCONTINUED OPERATIONS

As described in Note 2, in January 2011, we sold the first of six facilities to our current tenant, Fundamental, and have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Comprehensive Income. Our lease revenue from the facilities was $2,470,000 and $2,400,000 for the six months ended June 30, 2012 and 2011, respectively. A net gain of $461,000 for financial statement purposes was recognized on the sale.

As described in Note 2, in February 2011, we completed the sale of two medical office buildings. We have reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Comprehensive Income. Our lease revenue from the facilities was $-0- and $41,000 for the six months ended

June 30, 2012 and 2011, respectively. The net gain recognized on the sale of these facilities was $1,838,000 for financial statement purposes.

In August 2011, we completed the sale of a 60-unit assisted living facility located in Daytona Beach, Florida to the current tenant.  We have reclassified the results of operations of this facility as discontinued operations for all periods presented in our Condensed Consolidated Statements of Comprehensive Income.  Our lease revenue from the facilities was $-0- and $172,000 for the six months ended June 30, 2012 and 2011, respectively.

Income from discontinued operations, excluding gains on sale of real estate, is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	1,247	$1,292	$2,470	$2,613
Expenses:
Depreciation	—	17	—	34
Income from operations - discontinued	1,247	$1,275	$2,470	$2,579

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income from continuing operations	$15,681	$23,842	$32,808	$39,332
Discontinued operations	1,247	1,275	2,470	4,878
Net income available to common stockholders	$16,928	$25,117	$35,278	$44,210

BASIC:
Weighted average common shares outstanding	27,792,834	27,708,136	27,784,469	27,702,432

Income from continuing operations per common share	$.56	$.86	$1.18	$1.42
Discontinued operations per common share	.05	.04	.09	.17
Net income per common share	$.61	$.90	$1.27	$1.59

DILUTED:
Weighted average common shares outstanding	27,792,834	27,708,136	27,784,469	27,702,432
Stock options	27,997	90,145	27,558	93,690
Restricted shares	—	1,335	—	1,741
Average dilutive common shares outstanding	27,820,831	27,799,616	27,812,027	27,797,863

Income from continuing operations per common share	$.56	$.86	$1.18	$1.42
Discontinued operations per common share	.05	.04	.09	.17
Net income per common share	$.61	$.90	$1.27	$1.59

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the market price for our common shares	11,026	23,123	14,559	9,735

Dividends declared per common share	$.65	$.615	$1.30	$1.23

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

*
We depend on revenues derived mainly from fixed rate investments in real estate assets, while our debt capital used to finance those investments is primarily available at variable rates. This circumstance creates interest rate risk to the Company.

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

Executive Overview

National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries.  As of June 30, 2012, our portfolio consisted of real estate (excluding corporate office and assets held for sale) and mortgage investments with a carrying value totaling $493,811,000 and other investments in preferred stock and marketable securities at a carrying value of $51,274,000, resulting in total invested assets of $545,085,000.  We are a self-managed REIT with our own management reporting directly to our Board of Directors.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, and hospitals based on acute and rehabilitative care, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary term debt.

Portfolio

At June 30, 2012, our continuing operations consisted of investments in real estate and mortgage notes receivable in 128 health care facilities located in 24 states consisting of 82 skilled nursing facilities ("SNF"), 36 assisted living facilities ("ALF"), 4 hospitals ("HOSP"), 4 independent living facilities ("ILF"), 2 medical office buildings ("MOB") and other notes receivable.  These investments consisted of approximately $411,612,000 of net real estate investments in 98 health care facilities with 18 lessees and $82,199,000 aggregate carrying value of mortgage and other notes receivable from 16 borrowers related to 30 health care facilities.

Major Customer - NHC

National HealthCare Corporation (“NHC”), is a publicly-held company and our largest customer. We lease 41 health care facilities to NHC. These 41 facilities include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC. For the six months ended June 30, 2012, rental income from continuing operations was $40,150,000, of which $18,743,000 (47%) was recognized from NHC. For the six months ended June 30, 2011, rental income from continuing operations was $37,494,000, of which $18,317,000 (49%) was recognized from NHC.

Under the terms of the lease, annual base rent is $33,700,000, with additional percentage rent being equal to 4% of the increase in the gross revenue of each facility over a 2007 base year. The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Current year	415	415	830	832
Prior year final certification[1]	—	—	1,063	635
Total percentage rent	415	415	1,893	1,467
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 9.0% of our total portfolio as of June 30, 2012, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been presented in NHC’s financial statements for as many as 20 years.  As a result, we believe that the fair value of these assets is significantly in excess of their net book value of $44,593,000 at June 30, 2012.  Subsequent additions to the portfolio related to non-NHC investments reflect a higher value based on existing costs at the date the subsequent investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, each individual center's financial results are reviewed including their occupancy, patient mix, and other relevant information.

The following tables summarize our investments in real estate (excluding corporate office and assets held for sale) and mortgage notes receivable as of June 30, 2012 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	56	7,481		$231,778
Assisted Living Facilities	33	1,862		135,978
Hospitals	3	181		32,973
Independent Living Facilities	4	456		6,341
Medical Office Buildings	2	88,517	*	4,542
Total Real Estate Properties	98			411,612

Mortgage and Other Notes Receivable
Skilled Nursing Facilities	26	2,605		57,976
Assisted Living Facilities	3	266		7,091
Hospitals	1	70		11,870
Other Notes Receivable	—	—		5,262
Total Mortgage and Other Notes Receivable	30	2,941		82,199
Total Portfolio	128			$493,811

Portfolio Summary	Properties	Investment Percentage		Net Investment
Real Estate Properties	98	83.4%		$411,612
Mortgage and Other Notes Receivable	30	16.6%		82,199
Total Portfolio	128	100.0%		$493,811

Summary of Facilities by Type
Skilled Nursing Facilities	82	58.6%		$289,754
Assisted Living Facilities	36	29.0%		143,069
Hospitals	4	9.1%		44,843
Independent Living Facilities	4	1.3%		6,341
Medical Office Buildings	2	0.9%		4,542
Other	—	1.1%		5,262
Total Portfolio	128	100.0%		$493,811

Portfolio by Operator Type
Public	54	18.0%		$88,695
Regional	59	67.9%		335,305
Small	15	14.1%		69,811
Total Real Estate Portfolio	128	100.0%		$493,811

Public Operators
National HealthCare Corp.	41	9.0%		$44,593
Emeritus Senior Living	8	3.9%		19,187
Sunrise Senior Living, Inc.	1	2.3%		11,167
Community Health Systems, Inc.	2	1.4%		6,779
Sun Healthcare Group, Inc.	2	1.4%		6,969
Total Public Operators	54	18.0%		$88,695

Operators of more than 3% of our total real estate investments are as follows: American HealthCare, LLC; Bickford Senior Living; ElderTrust of Florida, Inc.; Emeritus Senior Living; Health Services Management, Inc.; Legend Healthcare, LLC; National HealthCare Corp.; Selah Management Group; SeniorTrust of Florida, Inc; Senior Living Management Corporation, LLC; and White Pine Senior Living.

As of June 30, 2012, the average effective quarterly rental income was $1,832 per licensed bed for skilled nursing facilities, $1,721 per unit for assisted living facilities, $1,024 per unit for independent living facilities, $6,606 per bed for hospitals, and $3 per square foot for medical office buildings.

We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure the substantial portion of our assets are invested for real estate purposes.  At June 30, 2012, the carrying value of our investments in common and preferred shares of publicly-held REITs was $51,274,000.  Refer to Notes 4, 5 and 6 of our condensed consolidated financial statements for further information.

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

We are considering the creation of a "taxable REIT subsidiary" (or "TRS") that would result in an organizational structure that has been adopted by others in our peer group. This structure generally allows REITs to share in the profits that could otherwise be non-qualifying income under the REIT gross income tests. The purpose of creating this structure would be to enable us to diversify our investments and to potentially realize revenues and cash flows at a growth rate in excess of what could be realized by limiting our investments to triple-net leases or mortgage loans.

REITs have historically been limited in their ability to participate in non-real estate sources of income. The advantage of creating a TRS would be that such an entity would be allowed to generate revenues from non-real estate sources, such as tenant services, that could otherwise disqualify the REIT’s rental income under the gross income tests. It is important to note that, although a TRS may engage in a broad range of activities (including leasing healthcare facilities), it cannot manage or operate healthcare facilities. Rather, the TRS must engage an "eligible independent contractor"’ to perform such duties. A TRS is subject to corporate level tax on its taxable income. The economic arrangements between the REIT, the REIT’s tenants and the TRS must generally be comparable to similar arrangements among unrelated parties.

We believe that the TRS structure may facilitate our acquisition of assisted living or skilled nursing assets and permit us to share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. However, our decision to acquire assisted living or skilled nursing assets using the TRS structure will depend upon our ability to negotiate purchase terms and structure our involvement in a way that complies with the rules governing REITs and that is economically beneficial to our shareholders.

New Investments

Since December 31, 2011, we have announced commitments to fund healthcare real estate investments of more than $58,000,000 as described in Note 2 to the condensed consolidated financial statements. We desire to have long-term business relationships with our tenants and borrowers who are successful in their business operations and who have the intent and ability to grow those operations in the future.

As described in Note 8 and Note 13 to the condensed consolidated financial statements and also in “Commitments and Contingencies” below, (1) in March 2012, we announced an agreement with Bickford to construct up to 8 assisted living and memory care facilities over the next three years at a cost estimated to be $9,000,000 or less for each facility, with construction of the first three facilities to begin in the second half of 2012; we also agreed to provide a three-year, $3,000,000 revolving credit facility to Bickford to fund certain pre-construction costs related to those projects; (2) in April 2012, we announced a loan commitment to Capital Funding Group to provide up to $15,000,000 to be used as mezzanine financing for its bridge-to-HUD lending program, of which $5,000,000 was funded on the loan at closing, and (3) in June 2012, we completed the $13,470,000 purchase of a new, stabilized 125-bed skilled nursing facility in Kyle, Texas that is leased to affiliates of Legend Healthcare.

Lease Activity

In June 2012, due to material noncompliance with our lease terms, we terminated our lease with a former tenant of four assisted living and memory care facilities in Minnesota and transitioned the lease to a new tenant. As a result of non-payment of scheduled rent, we realized lower cash payments on the lease of $450,000 and $434,000 for the three months and six months ended June 30, 2012, respectively. The unplanned transition to a new tenant resulted in a write-off for accounting purposes of $963,000 in straight-line rent receivables, $126,000 in billed receivables and $171,000 in legal and other expenses.

The facilities contain a total of 126 units, are four to eight years old, and are now being leased to affiliates of White Pine Senior Living ("White Pine") for an initial term of 13 years at an annual lease amount of $2,338,000 plus annual fixed escalators. The first six months of the lease contains additional supplemental rent payments totaling $410,000. The former lease provided for a current annual lease amount of $2,204,000. Our rental income from this lease, regardless of the timing of scheduled payments, is recognized on a straight-line basis over the term of the lease.

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be interim or annual reporting periods in which we do not experience a lease renewal or expiration. During the six months ended June 30, 2012, we renewed one lease. The expiring lease on a hospital facility had an original term of 15 years and an annual lease payment of $53,138 per bed. The new lease agreement is for an initial period of 10 years, plus one 5-year renewal option and, based on current market and property specific factors, requires an annual lease payment of $46,364 per bed. During the six months ended, June 30, 2011, there were no renewed or expired leases.

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

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts. We recognize interest income in the period in which cash is received on certain mortgage notes receivable which were previously classified as non-performing. These notes have an aggregate carrying value of $6,174,000 at June 30, 2012.

We evaluate the carrying value of our mortgage notes receivable on an instrument-by-instrument basis.  On a quarterly basis, we review our notes receivable for the effects of events or circumstances, including the non-receipt of contractual principal and interest payments, significant deterioration of the financial condition of the borrower or significant adverse changes in general economic conditions, that indicate the carrying value of a note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying value exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

We evaluate the recoverability of the carrying value of our real estate properties on a property-by-property basis.  On a quarterly basis, we review our properties for events or circumstances that indicate the carrying value of the property may not be recoverable.  The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

Potential Effects of Reductions in Medicare Reimbursement

On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced the Skilled Nursing Facilities – Prospective Payment System final rule for fiscal year 2012 that cuts Medicare payments to skilled nursing facility operators by a net 11.1% beginning October 1, 2011. There is the potential for future cuts to Medicare as Congress attempts to reduce the projected U.S. Government deficit by $1.5 trillion over the next decade. We currently estimate the majority of our borrowers and lessees will be able to withstand the Medicare cuts described above due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect such Medicare cuts will have on each of our borrowers and lessees. However, we estimate that two mortgage borrowers (who are nonprofit corporations) will be adversely impacted by the Medicare cuts due to their payor mix, their current payment coverage ratios and limited net equity. The impact of the CMS reduction in Medicare reimbursement could negatively affect their ability to make full scheduled payments to us, and could have an adverse effect on the carrying value of their mortgage notes. These borrowers are unlikely to have cash reserves to pay any deficiency in scheduled payments to us and may have difficulties refinancing in an amount to satisfy their indebtedness to us. We have extended the maturity of the mortgage note from one of our borrowers to August 31, 2012. We have been in discussions with these borrowers regarding a possible sale of their real estate assets, a receiver has been appointed for one of these borrowers, and we understand that the OTAG is considering seeking a receiver for the other borrower. These borrowers are the nonprofit corporations that are the subject of the OTAG investigation as described under Part II, item 1 "Legal Proceedings." The mortgage notes receivable from the borrowers have an aggregate principal balance of $36,661,000 at June 30, 2012 and interest income amounted to $1,051,000 for the six months then ended.

Results of Operations

The results of operations for facilities included in assets held for sale or sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

The significant items affecting revenues and expenses are discussed below (in thousands):

	Three Months Ended
	June 30,		Period Change
	2012	2011	$	%
Revenues:
Rental income
SNFs leased to Legend Healthcare	$2,657	$1,423	$1,234	86.7%
ALFs leased to Senior Living Management	917	766	151	19.7%
ALFs leased to Selah Management Group	325	205	120	58.5%
ALFs leased to Suite Living Senior Specialty Services / White Pine	101	551	(450)	(81.7)%
Write-off of billed rent due to lease termination	(126)	—	(126)	NM
Other new and existing leases	14,955	14,679	276	1.9%
	18,829	17,624	1,205	6.8%
Write-off of straight-line rent receivable due to lease termination	(963)	—	(963)	NM
Straight-line rent adjustments, new and existing leases	977	941	36	3.8%
Total Rental Income	18,843	18,565	278	1.5%
Mortgage interest income
Capital Funding Group	150	34	116	341.2%
Brentwood at Fore Ranch	82	—	82	NM
Other new and existing mortgages	1,615	1,600	15	0.9%
Total Mortgage Interest Income	1,847	1,634	213	13.0%
Investment income and other[1]	1,084	9,790	(8,706)	(88.9)%
Total Revenue	21,774	29,989	(8,215)	(27.4)%
Expenses:
Depreciation
SNFs leased to Legend Healthcare[2]	454	—	454	NM
Other new and existing assets	2,942	2,930	12	0.4%
Total Depreciation	3,396	2,930	466	15.9%
Interest expense:
Change in fair value of interest rate swap agreement	—	988	(988)	NM
Interest expense and amortization of loan costs	747	601	146	24.3%
Total Interest Expense	747	1,589	(842)	(53.0)%
Share-based compensation	248	273	(25)	(9.2)%
Other expenses	1,702	1,355	347	25.6%
	6,093	6,147	(54)	(0.9)%
Income from continuing operations	15,681	23,842	(8,161)	(34.2)%
Income from discontinued operations[3]	1,247	1,275	(28)	(2.2)%
Net income	$16,928	$25,117	$(8,189)	(32.6)%

Net income per common share, basic and diluted	$.61	$.90	$(.29)	(32.2)%

[1] See Note 10 to the condensed consolidated financial statements
[2] Acquired from Legend in 2011
[3] See Note 11 to the condensed consolidated financial statements
NM - not meaningful

Financial highlights of the three months ended June 30, 2012 compared to the same period in 2011 were as follows:

•
Rental income increased $278,000 or 1.5% when compared to the same period in the prior year after the effect of terminating our lease of 4 Minnesota assisted living and memory care facilities and transitioning the lease to a new operator as described earlier. Rent received in 2012 for these facilities was $450,000 lower than 2011, we wrote off $126,000 in billed rent to the former tenant, and we wrote off $963,000 in accumulated straight-line rent receivables. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•	Investment income and other includes a gain of $8,655,000 resulting from the sale of 381,000 common shares of LTC.

•	Depreciation expense increased $466,000 or 15.9% primarily due to funding new real estate investments of $24,298,000 in 2012 and $75,806,000 throughout 2011.

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

•
The $988,000 decrease in the fair value of the interest rate swap agreement increased interest expense in 2011 since the agreement did not qualify for hedge accounting treatment. Adjustments to reflect changes in the fair value of the interest rate swap agreement entered into in 2012, which qualifies as a cash flow hedge, were recorded as a component of other comprehensive income.

•
Other expenses for 2012 include a legal settlement of $90,000, transaction costs of $95,000 related to an acquisition classified as a business combination for accounting purposes, legal and other direct expenses of $171,000 associated with an early termination of a lease in Minnesota and transition to a new operator, and our recurring general and administrative overhead.

The significant items affecting revenues and expenses are discussed below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2012	2011	$	%
Revenues:
Rental income
SNFs leased to Legend Healthcare	$5,237	$2,847	$2,390	83.9%
ALFs leased to Selah Management Group	644	205	439	214.1%
SNFs leased to National HealthCare Corp.	18,743	18,317	426	2.3%
ALFs leased to Senior Living Management	1,834	1,531	303	19.8%
ALFs leased to Suite Living Senior Specialty Services / White Pine	652	1,086	(434)	(40.0)%
Write-off of billed rent due to lease termination	(126)	—	(126)	NM
Other new and existing leases	12,089	11,654	435	3.7%
	39,073	35,640	3,433	9.6%
Write-off of straight-line rent receivable due to lease termination	(963)	—	(963)	NM
Straight-line rent adjustments, new and existing leases	2,040	1,854	186	10.0%
Total Rental Income	40,150	37,494	2,656	7.1%
Mortgage interest income
Brentwood at Fore Ranch	164	—	164	NM
Capital Funding Group	150	70	80	114.3%
Other new and existing mortgages	3,235	3,160	75	2.4%
Total Mortgage Interest Income	3,549	3,230	319	9.9%
Investment income and other[1]	2,144	11,202	(9,058)	(80.9)%
Total Revenue	45,843	51,926	(6,083)	(11.7)%
Expenses:
Depreciation
SNFs leased to Legend Healthcare[2]	872	—	872	NM
ALFs leased to Selah Management Group	208	69	139	201.4%
Other new and existing assets	5,681	5,729	(48)	(0.8)%
Total Depreciation	6,761	5,798	963	16.6%
Interest expense
Change in fair value of interest rate swap agreement	—	(266)	266	NM
Interest expense and amortization of loan costs	1,321	1,114	207	18.6%
Total Interest Expense	1,321	848	473	55.8%
Share-based compensation	1,679	2,645	(966)	(36.5)%
Other expenses	3,274	3,303	(29)	(0.9)%
	13,035	12,594	441	3.5%
Income from continuing operations	32,808	39,332	(6,524)	(16.6)%
Income from discontinued operations[3]	2,470	2,579	(109)	(4.2)%
Net gain on sale of real estate[3]	—	2,299	(2,299)	NM
Net income	$35,278	$44,210	$(8,932)	(20.2)%

Net income per common share, diluted	$1.27	$1.59	$(0.32)	(20.1)%

[1] See Note 10 to the condensed consolidated financial statements
[2] Acquired from Legend in 2011
[3] See Note 11 to the condensed consolidated financial statements
NM - not meaningful

Financial highlights of the six months ended June 30, 2012 compared to the same period in 2011 were as follows:

•
Rental income increased $2,656,000 or 7.1% when compared to the same period in the prior year primarily as a result of funding new real estate investments $24,298,000 in 2012 and $75,806,000 in 2011. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Investment income and other for the six months ended June 30, 2011 included a gain of $8,655,000 recognized on the sale of 381,000 common shares of LTC and a gain of $154,000 recognized on the sale of our 96,330 shares of National HealthCare Corporation’s convertible preferred stock.

•	Depreciation expense increased $963,000 or 16.6% primarily due to new real estate investments funded in 2012 and 2011.

•
Interest expense resulted from our borrowings on a bank credit facility to fund new real estate and mortgage note investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. The $266,000 increase in the fair value of the interest rate swap agreement for the six months ended June 30, 2011 decreased interest expense in 2011. We expect to fund new healthcare real estate investments in 2012 with borrowings from our bank credit facility and possibly U.S. Government agency debt, thereby increasing our interest expense compared to 2011.

•
Share-based compensation expense decreased $966,000 or 36.5% when compared to the same period in the prior year due to decreases in the volatility of our stock price and short-term Treasury rates, which are both inputs to our valuation model. The market value for all stock option awards is estimated using the Black-Scholes pricing model and is expensed over the vesting period of the individual grants.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent and interest payments, principal payments on mortgage notes receivable, dividends received on our investments in the common and preferred shares of other REITs, proceeds from the sales of real property and borrowings from our term loans and revolving credit facility.  Our primary uses of cash include dividend distributions to our shareholders, debt service payments (including principal and interest), new investments in real estate and mortgage loans and general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Six Months Ended
	June 30,
	2012	2011	$ Change	% Change
Cash and cash equivalents at beginning of period	$15,886	$2,664	$13,222	496.3%
Cash provided by operating activities	41,872	38,732	3,140	8.1%
Cash (used in) provided by investing activities	(27,700)	3,115	(30,815)	(989.2)%
Cash used in financing activities	(20,258)	(22,610)	2,352	(10.4)%
Cash and cash equivalents at end of period	$9,800	$21,901	$(12,101)	(55.3)%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2012 increased as a result of the collection of lease payments on real estate investments funded during 2012 and 2011 as well as the timing of collection of accounts receivable and the payments of accounts payable and accrued expenses.

Investing Activities – Net cash flows from investing activities for the six months ended June 30, 2012 decreased as compared to the same period in the prior year primarily due to $8,818,000 more in investments in real estate properties funded during the first six months of 2012 compared to the same period in 2011. Additionally, during the first six months of 2011 we received $12,862,000 as proceeds from the sale of marketable securities and $5,771,000 as proceeds from the sale of real estate properties, as described in Note 2 and Note 11 to the condensed consolidated financial statements.

Financing Activities – Net cash used in financing activities for the six months ended June 30, 2012 consisted primarily of $42,205,000 in dividends paid to stockholders, which was partially offset by net borrowings of $22,700,000 on our bank credit facility. Net cash used in financing activities for the six months ended June 30, 2011 consisted primarily of dividends paid to stockholders of $33,794,000, which was partially offset by net borrowings of $12,235,000 on our bank credit facility.

Liquidity

At June 30, 2012, our liquidity was strong, with $222,942,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility.  In addition, our investment in LTC preferred stock is convertible into common stock having a current market value of approximately $72,560,000.  Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.

On May 1, 2012, we entered into a $320,000,000 unsecured credit facility that includes $120,000,000 of combined five-year and seven-year term loans that were drawn immediately at closing to pay down our revolving credit borrowings and for other corporate purposes. The facility also includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings, making a total of $450,000,000 available on the facility. The credit facility was provided by Wells Fargo, Bank of Montreal, KeyBank, and Bank of America, with Pinnacle National Bank as a participating bank. The credit facility provides for (1) unsecured, revolving borrowings of up to $200,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years, (inclusive of an embedded 1 year extension option); (2) an $80,000,000 unsecured, five-year term loan with interest at 140 basis points over LIBOR; and (3) a $40,000,000 unsecured, 7-year term loan with interest at 150 basis points over LIBOR. The unused commitment fee is 35 basis points per annum. At closing, our total bank borrowings amounted to $120,000,000 represented by the term loans described above. The credit facility replaced a four-year $200,000,000 unsecured revolving credit facility entered into on November 1, 2011, that provided for interest at 150 basis points over LIBOR and an unused commitment fee of 35 basis points per annum.

Interest Rate Swap Agreements

Also in May, 2012, we entered into an interest rate swap agreement to fix the interest rate at 3.04% on the $40,000,000 seven-year term loan. The terms of this swap agreement are essentially identical to those of the seven-year term loan and thus, in accordance with FASB ASC Topic 815 Derivative Instruments and Hedging Activities, is considered a perfectly effective “cash-flow hedge". Accordingly, changes in the fair value (Note 6) of this cash-flow hedge are included in our Condensed Consolidated Statements of Comprehensive Income. In the Condensed Consolidated Balance Sheets, if an asset, the fair value of the hedge is included in deferred costs and other assets, and, if a liability, as a component of accrued expenses.

At June 30, 2012, the fair value of the swap agreement of $907,000 is included as a component of our accrued expenses in the Condensed Consolidated Balance Sheets, and that amount is included in our Condensed Consolidated Statements of Comprehensive Income. Because no amounts related to the cash-flow hedge were excluded from the test of effectiveness and no ineffectiveness is assumed, no changes related to the hedge are expected to be subject to reclassification from other comprehensive income into earnings.

We intend to make distributions to stockholders equal to or in excess of our taxable income.  During the first six months of 2012, we declared (1) a quarterly dividend of $.65 per common share to shareholders of record on March 31, 2012, payable on May 10, 2012; and (2) a quarterly dividend of $.65 per common share to shareholders of record on June 30, 2012 and payable on August 10, 2012.

Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8).  The 2011 fourth quarter dividend was $.65 per common share and was paid on January 31, 2012. In addition, a 2011 special dividend of $.22 per common share was declared for shareholders of record on December 31, 2011 and was paid on January 31, 2012.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.

Contractual Obligations and Contingent Liabilities

As of June 30, 2012, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1	Year 2-3	Year 4-5
Debt, including interest(1)	$92,944	$3,236	$6,472	$83,236
Loan commitments	14,788	14,788	—	—
Construction commitments	13,600	13,600	—	—
Real estate purchase liabilities	9,478	6,978	2,500	—
Capital improvements	146	146	—	—
	$130,956	$38,748	$8,972	$83,236
(1) Interest is calculated based on the 1.65% and 3.04% interest rate at June 30, 2012 through maturity of the $80,000,000 5-year term loan and the $40,000,000 7-year term loan, respectively, based on the balance outstanding as of June 30, 2012.  The calculation also includes an unused balance fee of .35%.

Commitments and Contingencies

Bickford

In March 2012, we entered into an agreement with Bickford Senior Living and its affiliates ("Bickford") to construct up to 8 assisted living and memory care facilities over the next three years, with construction of the first facility to begin in the second half of 2012.  Total cost of each of the 60-bed facilities is expected to average $9,000,000 or less.  The parties expect to initiate up to three development projects per year over the three-year period.  The facilities will be leased to Bickford over 15 years at an initial annual lease rate of 9% plus annual fixed escalators.  NHI currently leases eight other assisted living and memory care facilities to Bickford.  NHI has agreed to provide a three-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to the new development projects. Outstanding borrowings on the facility amounted to $262,000 at June 30, 2012.

In October 2009, we completed a purchase/leaseback transaction with Bickford for $28,250,000. The purchase price includes $3,000,000 in conditional payments to be made over the following three years based on Bickford’s expected achievement of certain operating financial thresholds. No conditional amounts have been paid as of June 30, 2012.

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

Legend Healthcare

In October 2011, we completed a purchase/leaseback of four skilled nursing facilities in Texas with affiliates of Legend Healthcare, LLC (“Legend”) for $55,278,000 which included contingent consideration of $5,478,000. Legend is eligible for the additional contingent payment of $5,478,000 related to the transaction if they attain certain performance metrics over the next two years, which is probable.

Polaris
In September, 2011, we entered into an agreement with Polaris to provide up to $21,500,000 for the development and construction of a 60-bed acute care hospital in Murfreesboro, Tennessee. As of June 30, 2012, we had funded a total of $15,900,000 toward this commitment.
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

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price was funded with borrowings from our revolving credit facility and includes $1,000,000 as a conditional payment.

Fundamental

As described in Note 8, we have agreed to sell six (five remaining) skilled nursing facilities in Texas to the current lessee, Fundamental. We are committed to finance a portion of the purchase price, not to exceed $8,000,000, with individual loans for each facility to be repaid over a term of five years with interest of 11.5% per annum plus annual increases.

Capital Funding Group

As described in Note 3, we are committed to fund up to $15 million on a three-year revolving credit facility with Capital Funding Group ("CFG") with monthly payments of interest only at an annual rate of 13.5%. At June 30, 2012, we had a principal balance of $5,000,000 on our note with CFG.

As of June 30, 2012, in addition to those mentioned above, we had a pending commitment to a lessee to advance $146,000 for equipment purchases and certain capital improvements, our investment to be added to the lease basis on which the lease amount is calculated; and a commitment to fund an additional $50,000 on a mortgage note receivable.

We believe we have sufficient liquidity and access to capital to fund the commitments described above and to make new investments in health care real estate.

Funds From Operations

Our funds from operations (“FFO”) for the six months ended June 30, 2012 decreased $5,985,000 or 12.6% over the same period in 2011, due to gains on sales of marketable securities in 2011 of $8,809,000 and other adjustments. Our normalized FFO for the six months ended June 30, 2012 increased $4,505,000 or 11.8% over the same period in 2011, primarily as the result of the impact of our new real estate investments funded in 2011 and 2012. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. Diluted FFO assumes the exercise of stock options and vesting of restricted stock using the treasury stock method. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs, and changes in the fair value of interest rate swap agreements for those agreements that do not qualify for hedge accounting.

We believe that FFO and normalized FFO are important supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO. The term FFO was designed by the REIT industry to address this issue. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our FFO may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company’s FFO to that of other REITs. FFO in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) (FFO does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO and Normalized FFO and is presented for both basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$16,928	$25,117	$35,278	$44,210
Elimination of certain non-cash items in net income:
Real estate depreciation in continuing operations	3,043	2,712	6,068	5,386
Real estate depreciation in discontinued operations	—	17	—	34
Net gain on sale of real estate	—	—	—	(2,299)
Funds from operations	$19,971	$27,846	$41,346	$47,331
Gains on sales of marketable securities	(30)	(8,655)	(30)	(8,809)
Change in fair value of interest rate swap agreement	—	988	—	(266)
Non-cash write-off of straight-line rent receivable	963	—	963	—
Write-offs and expenses due to early lease termination	297	—	297	—
Acquisition costs under business combination accounting	95	—	95	—
Legal settlement	90	—	90	—
Normalized FFO	$21,386	$20,179	$42,761	$38,256

BASIC
Weighted average common shares outstanding	27,792,834	27,708,136	27,784,469	27,702,432
FFO per common share	$.72	$1.00	$1.49	$1.71
Normalized FFO per common share	$.77	$.73	$1.54	$1.38

DILUTED
Weighted average common shares outstanding	27,820,831	27,799,616	27,812,027	27,797,863
FFO per common share	$.72	$1.00	$1.49	$1.70
Normalized FFO per common share	$.77	$.73	$1.54	$1.38

The results of operations for facilities included in assets held for sale or facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported FFO.

Funds Available for Distribution

Our funds available for distribution (“FAD”) for the six months ended June 30, 2012 decreased $5,892,000 or 12.1% over the same period in 2011, due to gains on sales of marketable securities in 2011 of $8,809,000 and other adjustments. Our normalized FAD for the six months ended June 30, 2012 increased $3,635,000 or 9.2% over the same period in 2011 due primarily to the impact of real estate investments funded in 2011 and 2012. FAD represents net earnings available to common stockholders, excluding the effects of asset dispositions and straight-line rent adjustments, plus depreciation, stock based compensation and changes in the fair value of our interest rate swap agreement, if any. Diluted FAD assumes the exercise of stock options using the treasury stock method. Normalized FAD excludes from FAD certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FAD for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs, and changes in the fair value of interest rate swap agreements for those agreements that do not qualify for hedge accounting.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FAD and Normalized FAD and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$16,928	$25,117	$35,278	$44,210
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	3,396	2,930	6,761	5,798
Depreciation in discontinued operations	—	17	—	34
Net gain on sale of real estate	—	—	—	(2,299)
Straight-line lease revenue, net	(14)	(946)	(1,077)	(1,855)
Non-cash stock based compensation	248	273	1,679	2,645
Funds available for distribution	$20,558	$27,391	$42,641	$48,533
Gains on sales of marketable securities	(30)	(8,655)	(30)	(8,809)
Change in fair value of interest rate swap agreement	—	988	—	(266)
Write-offs and expenses due to early lease termination	297	—	297	—
Acquisition costs under business combination accounting	95	—	95	—
Legal settlement	90	—	90	—
Normalized FAD	$21,010	$19,724	$43,093	$39,458

BASIC
Weighted average common shares outstanding	27,792,834	27,708,136	27,784,469	27,702,432
FAD per common share	$.74	$.99	$1.53	$1.75
Normalized FAD per common share	$.76	$.71	$1.55	$1.42

DILUTED
Weighted average common shares outstanding	27,820,831	27,799,616	27,812,027	27,797,863
FAD per common share	$.74	$.99	$1.53	$1.75
Normalized FAD per common share	$.76	$.71	$1.55	$1.42

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At June 30, 2012, we were exposed to market risks related to fluctuations in interest rates on approximately $80,000,000 of variable-rate indebtedness (excludes $40,000,000 of variable-rate debt that has been hedged through an interest-rate swap contract) and on our mortgage loans receivable. The unused portion ($200,000,000 at June 30, 2012) of our credit facility, should it be drawn upon, is subject to variable rates. See Note 7 to the condensed consolidated financial statements for additional information regarding our debt.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2012, net interest expense would increase or decrease annually by approximately $400,000 or $0.01 per weighted average common share on a diluted basis.

We use derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are included in the Condensed Consolidated Balance Sheets at their fair value. See Note 7 to the condensed consolidated financial statements for additional information. We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate environment and the costs and risks of such strategies.

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	June 30, 2012			December 31, 2011
	Balance	Percent[1]	Rate[2]	Balance	Percent[1]	Rate
Fixed rate:
Unsecured 7-year term loan	40,000	33.3%	3.04%	—	—	—
Variable rate:
Unsecured 5-year term loan	80,000	66.7%	1.75%	—	—	—
Unsecured revolving credit facility	—	—	—	97,300	100.0%	2.77%
	120,000	100.0%	2.18%	97,300	100.0%	2.77%
[1] Percent of total debt
[2] Total is a weighted average rate

The variable rate debt in the table above reflects, in part, the effect of a $40,000,000 notional amount of interest rate swaps with an April 2019 maturity that effectively convert fixed rate debt to variable rate debt. To highlight the sensitivity of this fixed rate debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of June 30, 2012 (dollar amounts in thousands):

	June 30, 2012
	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Unsecured 7-year term loan	40,000	40,907	42,250	39,350

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2012, the fair value of our mortgage loans receivable, discounted for estimated changes in the risk-free rate, was approximately $91,800,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,300,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,400,000.

Equity Price Risk

We account for our investments in marketable securities, with a fair value of $13,142,000 at June 30, 2012, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,314,200 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

    Evaluation of Disclosure Control and Procedures. As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2012.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations. NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation has been resolved with respect to one of the nonprofit corporations. A receiver was appointed for the second nonprofit in November 2011. NHI understands that the OTAG is considering seeking a receiver for the third nonprofit. Other than as described above, NHI does not know whether the OTAG will commence any legal proceedings with respect to either of these nonprofit corporations or, if so, what relief will be sought.

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

Item 1A.  Risk Factors.

During the quarter ended June 30, 2012, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 except for the risk factor that is stated as follows:

We depend on revenues derived mainly from fixed rate investments in real estate assets while our debt capital used to finance those investments is primarily available at variable rates. This circumstance creates interest rate risk to the Company.

Our business model assumes that we can earn a spread between the returns earned from our investments in real estate as compared to our cost of capital, including debt and/or equity. Current interest rates on our debt are at historically low levels, and, as a result, the spread and our profitability on our investments have been at high levels. We are exposed to interest rate risk in the potential for a narrowing of our spread and profitability if interest rates increase in the future. Certain of our debt obligations are floating rate obligations with interest rates that vary with the movement of LIBOR or other indexes. Our revenues are derived mainly from fixed rate investments in real estate assets. Although our leases generally contain escalating rent clauses that provide a partial hedge against interest rate fluctuations, if interest rates rise, our interest costs for our existing floating rate debt and any new debt we incur would also increase. This increasing cost of debt could reduce our profitability by increasing the cost of financing our existing portfolio and our investment activity. Rising interest rates could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, primarily interest rate swap agreements with major financial institutions. Increased interest rates may also negatively affect the market price of our common stock and increase the cost of new equity capital.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 3, 2012	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	August 3, 2012	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)