Form 10-Q
period 2012-09-30
NATIONAL HEALTH INVESTORS INC
filed 2012-11-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 27,830,311 shares of common stock outstanding of the registrant as of November 1, 2012.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Real estate properties:
Land	$62,693	$49,114
Buildings and improvements	625,361	487,396
Construction in progress	718	4,983
	688,772	541,493
Less accumulated depreciation	(169,293)	(146,698)
Real estate properties, net	519,479	394,795
Mortgage and other notes receivable, net	79,325	78,672
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	4,410	15,886
Marketable securities	11,806	11,364
Straight-line rent receivable	11,030	8,706
Deferred costs and other assets	11,091	2,627
Assets held for sale, net	—	29,381
Total Assets	$675,273	$579,563

Liabilities and Equity:
Debt	$194,250	$97,300
Real estate purchase liabilities	6,478	9,478
Accounts payable and accrued expenses	4,114	3,483
Dividends payable	18,646	24,144
Deferred income	1,374	1,673
Total Liabilities	224,862	136,078

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 40,000,000 shares authorized;
27,830,311 and 27,751,208 shares issued and outstanding, respectively	278	278
Capital in excess of par value	467,600	465,678
Cumulative dividends in excess of net income	(34,806)	(29,652)
Accumulated other comprehensive income	6,375	7,181
Total National Health Investors Stockholders' Equity	439,447	443,485
Noncontrolling interest	10,964	—
Total Equity	450,411	443,485
Total Liabilities and Equity	$675,273	$579,563

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2011 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues:
Rental income	$22,285	$19,975	$64,905	$59,868
Mortgage interest income	1,879	1,689	5,428	4,919
Investment income and other	1,348	1,107	3,462	3,499
	25,512	22,771	73,795	68,286
Expenses:
Depreciation	5,892	2,930	12,653	8,729
Interest expense	854	1,781	2,176	2,628
Legal expense	205	119	424	448
Franchise, excise and other taxes	271	160	626	642
General and administrative	1,639	1,234	6,018	6,371
Loan and realty losses (recoveries)	2,300	(99)	2,300	(99)
	11,161	6,125	24,197	18,719
Income before unconsolidated entity, gains on sales of marketable
securities, discontinued operations and noncontrolling interest	14,351	16,646	49,598	49,567
Income from unconsolidated entity	—	—	—	—
Gains on sales of marketable securities	—	1,090	30	9,899
Income from continuing operations	14,351	17,736	49,628	59,466
Discontinued operations
Income from operations - discontinued	—	24	—	204
Gain on sales of real estate	—	1,048	—	3,348
Income from discontinued operations	—	1,072	—	3,552
Net income	14,351	18,808	49,628	63,018
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to common stockholders	14,351	18,808	49,628	63,018
Other comprehensive income (loss):
Change in unrealized gains on securities	(1,336)	(862)	567	(104)
Less: reclassification adjustment for gains in net income	—	(1,090)	(30)	(9,899)
Decrease in fair value of cash flow hedge	(436)	—	(1,343)	—
Total other comprehensive income (loss)	(1,772)	(1,952)	(806)	(10,003)
Total comprehensive income	$12,579	$16,856	$48,822	$53,015

Weighted average common shares outstanding:
Basic	27,830,311	27,729,560	27,799,750	27,711,474
Diluted	27,862,582	27,789,725	27,828,879	27,795,150
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.52	$.64	$1.78	$2.14
Discontinued operations	—	.04	—	.13
Net income per common share attributable to common stockholders	$.52	$.68	$1.78	$2.27
Diluted:
Income from continuing operations attributable to common stockholders	$.52	$.64	$1.78	$2.14
Discontinued operations	—	.04	—	.13
Net income per common share attributable to common stockholders	$.52	$.68	$1.78	$2.27

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$49,628	$63,018
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	12,653	8,768
Straight-line rental income	(2,325)	(2,762)
Non-cash interest income on construction loan	—	(781)
Loan and realty losses (recoveries)	2,300	(99)
Gain on sales of real estate	—	(3,348)
Net realized gains on sales of marketable securities	(30)	(9,899)
Share-based compensation	1,924	2,912
Change in fair value of interest rate swap agreement	—	922
Change in operating assets and liabilities:
Deferred costs and other assets	596	67
Accounts payable and accrued expenses	(712)	(395)
Deferred income	(299)	253
Net cash provided by operating activities	63,735	58,656
Cash flows from investing activities:
Investment in mortgage notes receivable	(5,797)	(6,567)
Collection of mortgage notes receivable	2,844	3,584
Investment in real estate properties	(77,740)	(24,935)
Investment in unconsolidated entity	(8,309)	—
Payment of real estate purchase liability	(3,000)	—
Receipt of earnest money deposit	—	525
Proceeds from dispositions of real estate property	—	8,971
Proceeds from sales of marketable securities	125	12,862
Net cash used in investing activities	(91,877)	(5,560)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(42,300)	(37,765)
Borrowings on term loan	120,000	50,000
Debt issuance costs paid	(753)	—
Principal payments on term loan	—	(1,875)
Stock options exercised	(2)	199
Dividends paid to stockholders	(60,279)	(50,835)
Net cash provided by (used in) financing activities	16,666	(40,276)

(Decrease) increase in cash and cash equivalents	(11,476)	12,820
Cash and cash equivalents, beginning of period	15,886	2,664
Cash and cash equivalents, end of period	$4,410	$15,484

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$2,129	$1,781
Supplemental schedule of non-cash activities:
Assumption of debt in real estate acquisition	$19,250	$—
Decrease in fair value of cash flow hedge	$1,343	$—
Earnest money deposit applied to sale of real estate	$—	$4,000

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2011	27,751,208	$278	$465,678	$(29,652)	$7,181	$443,485	$—	$443,485
Total comprehensive income	—	—	—	49,628	(806)	48,822	—	48,822
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	10,964	10,964
Shares issued on stock options exercised	79,103	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	1,924	—	—	1,924	—	1,924
Dividends declared, $1.97 per share	—	—	—	(54,782)	—	(54,782)	—	(54,782)
Balances at September 30, 2012 (unaudited)	27,830,311	$278	$467,600	$(34,806)	$6,375	$439,447	$10,964	$450,411

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Principles of Consolidation – The accompanying condensed consolidated financial statements include our accounts, our wholly-owned subsidiaries and a joint venture entity over which we exercise control. Significant inter-company transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests. We account for our investments in joint ventures based on the type of controlling rights held by those members' interests in limited liability companies. Such controlling rights may preclude consolidation by the majority equity owner in those circumstances in which the majority equity owner would otherwise consolidate the joint venture.

Investment in Unconsolidated Entity – We report our investment in an unconsolidated entity, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this method of accounting, our share of the entity's earnings or losses will be included in our Condensed Consolidated Statements of Comprehensive Income.

The initial carrying value of our investment in the unconsolidated entity is based on the fair value of the net assets of the entity at the time we acquired a joint venture interest. We estimate fair values of the net assets of our equity method investees based on discounted cash flow models. The inputs we use in these models are based on assumptions that we believe to be within a reasonable range of current market rates for the respective investments.

We evaluate our investment in the unconsolidated entity for impairment whenever events or changes in circumstances indicate that the carrying value of our investment in the unconsolidated entity may exceed the fair value. If it is determined that a decline in the fair value of our investment in the unconsolidated entity is other-than-temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. The determination of the fair value of our investment in the unconsolidated entity involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.

Noncontrolling Interest – We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify such interests as a component of consolidated equity, separate from total NHI stockholders' equity, on our Condensed Consolidated Balance Sheets. In addition, we include net income attributable to the noncontrolling interests in net income in our Condensed Consolidated Statements of Comprehensive Income.

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

Derivatives – During the normal course of business, we use certain types of derivative instruments for the purpose of managing interest rate risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and are expected to remain, probable of occurring in accordance with our related assertions. All of our hedges are cash-flow hedges.

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

Federal Income Taxes – We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Effective October 1, 2012, we will record income tax expense or benefit with respect to one of our subsidiaries which will be taxed as a Taxable REIT Subsidiary ("TRS") under provisions similar to those applicable to regular corporations. Aside from such income taxes which may be applicable to the taxable income in our TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income. Accordingly, no provision for federal income taxes has been made in the condensed consolidated financial statements. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

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

Discontinued Operations and Assets Held for Sale – We have reclassified for all periods presented the operations of the facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income. Long-lived assets classified as held for sale are reported separately in the Condensed Consolidated Balance Sheets. When assets previously classified as being held for sale no longer meet the accounting criteria for such classification, we reclassify those assets as held and used, measured at the lower of their carrying amount before the assets were classified as held for sale (adjusted in the period in which the decision not to sell was made for any depreciation expense that would have been recognized had the assets been continuously classified as held and used) or their fair value at the date of the subsequent decision not to sell. Results of operations of the facilities previously disclosed in our Condensed Consolidated Statements of Comprehensive Income as discontinued operations which no longer meet the accounting criteria as held for sale are reclassified into continuing operations for all periods presented.

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

Mortgage Notes Receivable – We evaluate the carrying values of our mortgage notes receivable on an instrument-by-instrument basis.  On a quarterly basis, we review our notes receivable for recoverability when events or circumstances, including the non-

receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

New Accounting Pronouncements – In the first quarter of our year ending December 31, 2012, we adopted ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 requires incremental fair value disclosures in the notes to the financial statements. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In the first quarter of our year ending December 31, 2012, we adopted ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Accordingly, our adoption of this guidance is now incorporated retrospectively in our Condensed Consolidated Statements of Comprehensive Income. The adoption of ASU 2011-05 did not have a material impact on our condensed consolidated financial statements.

Reclassifications – Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2.  REAL ESTATE

At September 30, 2012, we had investments in 109 health care real estate properties leased to operators, of which 41 properties were leased to National HealthCare Corporation (“NHC”), a publicly-held company and our largest customer. The 41 properties leased to NHC include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed by NHC. Our current lease with NHC expires December 31, 2021 (excluding 3 additional 5-year renewal options).

For the nine months ended September 30, 2012, rental income from continuing operations was $64,905,000, of which $27,584,000 (43%) was recognized from NHC. For the nine months ended September 30, 2011, rental income from continuing operations was $59,868,000, of which $27,156,000 (45%) was recognized from NHC.

Under the terms of the master lease, annual base rent is $33,700,000 with additional percentage rent being equal to 4% of the increase in the gross revenue of each facility over the 2007 base year.

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current year	$415	$415	$1,246	$1,246
Prior year final certification[1]	—	—	1,063	635
Total percentage rent	$415	$415	$2,309	$1,881
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Bickford

See Note 3 for a discussion of our joint venture arrangement with Bickford Senior Living ("Bickford").

Polaris Hospital

In September 2011, we entered into a $21,500,000 development and lease transaction with affiliates of Polaris Hospital Company

("Polaris") to develop a 60-bed general acute care hospital in Murfreesboro, Tennessee that will provide acute psychiatric and in-patient rehabilitation services. At September 30, 2012, the new hospital was fully operational and we reclassified the property from construction in progress. Our lease revenue commenced on October 1, 2012 at a lease rate of 10% per year plus annual fixed escalators. The initial lease term is for 15 years. At September 30, 2012, our investment in the new development totaled $19,022,000. Polaris is entitled to further advances based on a final accounting of all project costs up to the maximum allowed in our original commitment.

Legend

On June 11, 2012, we completed the $13,470,000 purchase of a new, stabilized 125-bed skilled nursing facility located in Kyle, Texas. This facility has been leased to affiliates of Legend Healthcare, LLC (“Legend”) for an initial term of 15 years at a lease rate of 9% plus annual fixed escalators. Because Legend was a current lessee of the facility, we accounted for the acquisition using the acquisition method as prescribed by FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $1,096,000 of the purchase price to fair value of the land and $12,279,000 to the fair value of building and improvements and expensed $95,000 in transaction costs at closing.

Santé

In August 2012, we completed a $25,120,000 purchase of a senior living campus in Silverdale, Washington totaling 138 units. The campus is leased to affiliates of Santé Partners, LLC ("Santé") over an initial term of 15 years at an initial lease amount of $1,957,000 per year plus annual fixed escalators. We have committed to fund an additional $3,500,000 for expansion and renovation of the facilities at an annual lease rate of 8.3%. The transaction was accounted for as an asset purchase.

Chancellor

On September 30, 2012, we completed a $12,000,000 purchase of a stabilized 181-unit senior living campus in Loma Linda, California. The campus is being leased to Chancellor Health Care, LLC ("Chancellor") for an initial term of 15 years at a lease rate of 9% plus annual fixed escalators. Because Chancellor was the current lessee of the facility, we accounted for the acquisition using the acquisition method. As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $1,200,000 of the purchase price to fair value of the land, $10,500,000 to the fair value of buildings and improvements, and $300,000 to the fair value of the operating equipment.

Fundamental

In September 2012, we canceled our agreement to sell five skilled nursing facilities in Texas to our current tenant, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”). We agreed to a three-year extension of the lease to February 29, 2016, with payments beginning at a lease amount of $4,989,000 per year plus annual fixed escalators. We granted to Fundamental an option during the lease renewal period to purchase three of the facilities for an aggregate price of $18,500,000.

As a result of this cancellation, this portfolio no longer meets the accounting criteria as being held for sale and we have reclassified $29,381,000 previously reported in our Condensed Consolidated Balance Sheet as held for sale to land of $1,735,000, buildings and improvements of $37,588,000, and accumulated depreciation of $9,942,000 at September 30, 2012. We recorded $2,398,000 in "catch-up" depreciation expense in the third quarter of 2012 which is the amount that would have been recognized as depreciation on these properties had the disposal group been continuously classified as held and used through September 30, 2012.

Dispositions of Certain Real Estate

In January 2011, we completed the sale of a skilled nursing facility in Texas having a carrying value of $4,039,000 for cash proceeds of $4,500,000. In February 2011, we completed the sale of two medical office buildings having a carrying value of $3,433,000 for cash proceeds of $5,271,000. In August 2011, we completed the sale of a 60-unit assisted living facility located in Daytona Beach, Florida with a carrying value of $2,152,000 for cash proceeds of $3,200,000.

We have classified the results of operations of these facilities as discontinued operations in our Condensed Consolidated Statements of Comprehensive Income. The summary of operating results of all facilities classified as discontinued operations is shown in Note 14.

Tenant Transition

In June 2012, due to material noncompliance with our lease terms, we terminated our lease with a former tenant of four assisted living and memory care facilities in Minnesota and transitioned the lease to a new tenant. As a result of non-payment of scheduled rent, we realized lower cash payments on the lease of $450,000 and $434,000 for the three months and six months ended June 30, 2012, respectively. The unplanned transition to a new tenant resulted in a write-off for accounting purposes of $963,000 in straight-line rent receivables, $126,000 in billed receivables and $171,000 in legal and other expenses. The former lease provided for an annual lease amount of $2,204,000. The facilities contain a total of 126 units, are four to eight years old, and are now being leased to affiliates of White Pine Senior Living ("White Pine") for an initial term of 13 years at an annual lease amount of $2,338,000 plus annual fixed escalators. The first six months of the lease contains additional supplemental rent payments totaling $410,000. Our rental income, regardless of the timing of scheduled payments, is recognized on a straight-line basis over the term of the lease and amounted to $939,000 for the three months ended September 30, 2012.

NOTE 3. JOINT VENTURE - BICKFORD SENIOR LIVING

On September 30, 2012, we acquired two assisted living/memory care facilities in Kansas totaling 170 units from our current tenant Bickford in a joint venture transaction. Together with eight assisted living/memory care facilities that we contributed to the joint venture, the real estate properties are held in our consolidated subsidiary ("PropCo"), of which we retain an 85% ownership interest. The previous master lease with Bickford was renegotiated so that effective October 1, 2012, the ten facilities are now leased to an unconsolidated operating company ("OpCo") of which we also acquired an 85% ownership interest. For accounting purposes, we treated the arrangement as both an asset purchase of two properties in PropCo and the acquisition of an 85% ownership interest in the residual profits and losses of OpCo which is controlled by Bickford. The master lease between PropCo and OpCo is for an initial term of five years plus renewal options, and has a 3% annual lease escalator. NHI is guaranteed a distribution of $6,008,000 in the first year, plus an annual 3% escalator. We structured our joint venture with Bickford to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between PropCo, the property company, and the OpCo, and to be designed to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary ("TRS"). Accordingly, the TRS holds our 85% equity interest in OpCo in order to provide an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests.

Consideration totaling $52,667,000 given by NHI to Bickford in the transaction included $22,453,000 in cash, assumption of secured debt by the joint venture of $19,250,000 and a 15% equity interest in PropCo with a fair value on the acquisition date of approximately $10,964,000. Fair value was estimated using current market capitalization rates on net operating income. For accounting purposes, the cash consideration given includes the settlement of a previous purchase liability with $2,922,000 in cash which resulted in a gain of $78,000, which is reported as a component of investment income and other in our Condensed Consolidated Statements of Comprehensive Income. Fair value received by NHI in the transaction included $41,436,000 of real estate properties consisting of $4,100,000 in land and $37,336,000 in buildings, equipment and other improvements; $2,922,000 of purchase liability debt canceled; and an investment in OpCo of $8,309,000 included in deferred costs and other assets in the Condensed Consolidated Balance Sheets.

The total purchase price for the OpCo and PropCo properties acquired, as discussed above, was allocated to the tangible assets, equity interest in OpCo and liabilities based upon their relative fair values in accordance with the company's accounting policies. Such allocations have not been finalized as we await final asset valuations and, as such, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at inception is preliminary and subject to adjustment. The noncontrolling interest relating to PropCo is also reflected at estimated fair value.

In conjunction with the joint venture, Bickford granted us the exclusive right to their future acquisitions, development projects and refinancing transactions. We have plans to fund eight development projects over three years. At September 30, 2012, we had purchased land and begun construction on two assisted living facilities having a maximum cost of $18,000,000. Our costs incurred to date were $1,971,000.

PropCo and OpCo were established to grant NHI an 85% equity interest in each entity and, to Bickford, the remaining 15% share. At PropCo, all operations encompassing ordinary-course-of-business activities will be under NHI's management. OpCo’s activities will be managed through an "eligible independent contractor" affiliated with, appointed under, and subject to the oversight of Bickford. This organizational structure meets the requirements of Internal Revenue Code regulations for TRS entities. Certain major business decisions at PropCo and OpCo are to be board-managed with NHI and Bickford each holding 50% voting rights. At PropCo, major business decisions subject to board-management are restricted to areas involving Bickford’s protective interests, therefore leaving control with NHI. Business decisions at OpCo are also restricted in nature, though more broadly delineated to allow "substantive participating rights" by NHI. As a result of Bickford’s retention of operations oversight, control over all ordinary-course-of-business matters, and 50% voting rights in major decisions, our participative influence at OpCo does not amount to control of the entity.

Because of our control of ordinary-course-of-business activities in PropCo, we include its assets, liabilities, noncontrolling interest and operations in our condensed consolidated financial statements in accordance with FASB ASC Topic 810, Consolidation and ASC Topic 970, Real Estate – General.

Because of the disproportionate voting rights of the OpCo members, OpCo meets the accounting criteria to be considered a variable interest entity based on the accounting guidance for variable interest entities in ASC Topic 810, Consolidation. However, we are not the primary beneficiary of OpCo as our substantive participation rights do not give us the power to direct the activities that most significantly impact OpCo’s economic performance. As a result, we report our investment in OpCo, over whose operating and financial policies we have the ability to exercise significant influence, but not control, under the equity method of accounting under ASC Topic 970, Real Estate - General, Subtopic 323-30 Equity Method and Joint Ventures.

NOTE 4.  MORTGAGE AND OTHER NOTES RECEIVABLE

At September 30, 2012, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 30 health care properties. Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at September 30, 2012 or at December 31, 2011.

On April 12, 2012, we entered into a three-year loan to provide Capital Funding Group, Inc. (CFG) up to $15,000,000 to be used as mezzanine financing for its bridge-to-HUD lending program. Outstanding borrowings were $5,000,000 at September 30, 2012. This loan requires monthly payments of interest only at an annual rate of 13.5%.

We recognize interest income in the period in which cash is received on certain mortgage notes receivable which were previously classified as non-performing and have an aggregate carrying value of $6,032,000 at September 30, 2012.

On September 30, 2012, we recorded a $2,300,000 impairment on a note receivable from SeniorTrust of Florida, Inc. which had a carrying balance of $21,336,000. The impairment was based on NHI’s continuing collection history with SeniorTrust and was estimated consistently with our policy of using discounted cash flow techniques. See Note 10 for a description of our litigation with SeniorTrust.

NOTE 5.  INVESTMENT IN PREFERRED STOCK, AT COST

In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-held REIT. The nonvoting preferred stock is convertible into 2,000,000 shares of LTC common stock. The closing price of LTC’s common stock at September 30, 2012 was $31.85 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. The preferred stock is not redeemable by us or LTC. The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. In accordance with ASC Topic 825 Financial Instruments, paragraph 10-50 Disclosure-Overall, we have determined that, for our cost basis investment in preferred stock, it is not practicable to estimate the fair value of the investment. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value. Dividends to be received are recorded as investment income when declared.  The carrying value of the preferred stock at September 30, 2012 and December 31, 2011 equals its original cost of $38,132,000.

NOTE 6.  INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities and are reported at fair value.  Unrealized gains and losses on available-for-sale securities are presented as a component of other comprehensive income.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other REITs	$4,088	$11,806	$4,183	$11,364

Gross unrealized gains related to available-for-sale securities were $7,718,000 at September 30, 2012 and $7,181,000 at December 31, 2011.

During the nine months ended September 30, 2012 and 2011, we recognized $467,000 and $674,000, respectively, of dividend income from our marketable securities and have included these amounts in investment income and other in the Condensed Consolidated Statements of Comprehensive Income.

NOTE 7.  DEFERRED COSTS AND OTHER ASSETS

Deferred costs and other assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Equity interest in unconsolidated entity	$8,309	$—
Loan costs and prepaid expenses	2,189	1,391
Accounts receivable	593	1,236
	$11,091	$2,627

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at September 30, 2012 and December 31, 2011, due to the predominance of floating interest rates, which generally reflect market conditions, and the inclusion of the interest-rate swap agreement on our balance sheet as a liability at its estimated fair value of $1,343,000 at September 30, 2012. The fair value of our notes receivable is estimated using inputs that are considered unobservable and fall into Level 3 in the fair value hierarchy. We discount future cash flows using current interest rates at which loans with similar maturities and terms would be made to borrowers with similar credit ratings.

The fair value and carrying values of our mortgage notes receivable were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgages and other notes receivable	$79,325	$90,471	$78,672	$88,824

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

Assets and liabilities measured at fair value on a recurring basis using the fair value hierarchy described in Note 1 are summarized below (in thousands):

	Fair Value Measurements at September 30, 2012
Description	Total	Level 1	Level 2	Level 3
Common and preferred stocks of other REITs	$11,806	$11,806	$—	$—
Interest rate swap agreement as cash flow hedge	(1,343)	—	(1,343)	—
	$10,463	$11,806	$(1,343)	$—

Common and preferred stocks – The fair value of our common and preferred stock investments classified as marketable securities are derived using quoted market prices of identical securities or other observable inputs such as trading prices of identical securities in active markets.

Interest rate swap agreement – The fair value of our interest rate swap as discussed in Note 9 is determined using a valuation model based on a discounted cash flow analysis as our swap is not traded on a market exchange. The analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of our interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB’s guidance on Fair Value Measurements and Disclosures.

NOTE 9.  DEBT

On May 1, 2012, we entered into a $320,000,000 unsecured credit facility that includes $175,000,000 of combined 5-year and 7-year term loans that were drawn immediately at closing to pay down our revolving credit borrowings and for other corporate purposes. The facility also includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings, making a total of $450,000,000 available on the facility. The credit facility was provided by Wells Fargo, Bank of Montreal, KeyBank, and Bank of America, with Pinnacle National Bank as a participating bank. The credit facility provides for (1) unsecured, revolving borrowings of up to $200,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years, (inclusive of an embedded 1 year extension option); (2) an $80,000,000 unsecured, 5-year term loan with interest at 140 basis points over LIBOR; and (3) a $40,000,000 unsecured, 7-year term loan with interest at 150 basis points over LIBOR. The unused commitment fee is 35 basis points per annum. The credit facility amended a 4-year $200,000,000 unsecured revolving credit facility entered into on November 1, 2011, that provided for interest at 150 basis points over LIBOR and an unused commitment fee of 35 basis points per annum. In connection with the modification of our credit facility, we paid $753,000 in debt issuance costs which is amortized over the life of the amended facility. At September 30, 2012, we had bank term loan borrowings of $120,000,000 and $55,000,000 outstanding on our revolving credit facility, and we had $145,000,000 available to draw on the facility. Quoted 30-day LIBOR was 22 basis points on September 30, 2012.

As part of the joint venture transaction described in Note 3, Bickford contributed an 85% interest in two facilities subject to a $19,250,000 mortgage with KeyBank. The loan, which matures on November 22, 2013, provides for interest at 300 basis points over LIBOR (effective interest rate was at 3.22% at September 30, 2012). There is an interest rate swap agreement to fix the interest rate paid to KeyBank at 4.5% which is set to expire on December 1, 2012.

Interest Rate Swap Agreements

In conjunction with the closing of the credit facility on May 1, 2012, we entered into an interest rate swap agreement to fix the interest rate at 3.04% on the $40,000,000 7-year term loan. The critical terms of this swap agreement are essentially identical to those of the seven-year term loan and thus, in accordance with ASC Topic 815 Derivative Instruments and Hedging Activities, is considered a perfectly effective “cash-flow hedge". Accordingly, changes in the fair value of this cash-flow hedge are included in other comprehensive income rather than net income in our Condensed Consolidated Statements of Comprehensive Income. In the Condensed Consolidated Balance Sheets, if an asset, the fair value of the hedge is included in deferred costs and other assets, and, if a liability, as a component of accrued expenses.

At September 30, 2012, the fair value of the swap agreement of $1,343,000 is included as a component of our accrued expenses in the Condensed Consolidated Balance Sheets, and that amount is included in our Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012. Because no amounts related to the cash-flow hedge were excluded from the test of effectiveness and no ineffectiveness is assumed, no changes related to the hedge are expected to be subject to reclassification from other comprehensive income into earnings. Information about the estimate of fair value of this interest rate swap agreement is described in Note 8. On November 1, 2011, we terminated a previous interest rate swap agreement. Interest expense in 2011 reflected the reclassification into earnings in the period that the hedged forecasted transaction affected earnings and is shown in the table below.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest expense	$772	$561	$1,938	$1,597
Amortization of loan costs	82	32	238	109
Change in fair value of interest rate swap agreement	—	1,188	—	922
Total interest expense	$854	$1,781	$2,176	$2,628

NOTE 10. COMMITMENTS AND CONTINGENCIES

We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  Effective October 1, 2012, we will record income tax expense or benefit with respect to our subsidiary which will be taxed as a Taxable REIT Subsidiary ("TRS") under provisions similar to those applicable to regular corporations. Aside from such income taxes that may be applicable to the taxable income in our TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

Bickford

We have plans to fund 8 assisted living and memory care development projects over the next three years.  Total cost of each of the 60-bed facilities is expected to average $9,000,000 or less.  The parties expect to initiate up to three development projects per year over the three-year period.  At September 30, 2012, we had purchased land and begun construction on two assisted living facilities having a maximum cost of $18,000,000. Our costs incurred to date were $1,971,000. The facilities will be included in the joint venture with Bickford described in Note 3. At stabilization of operations, the operating company, OpCo, will pay an annual lease rate of 9% on the total cost of the new facilities, plus an annual fixed escalator.  Separately from the joint venture, NHI has provided a three-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to the new development projects. Outstanding borrowings on the facility amounted to $61,000 at September 30, 2012.

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

Polaris
In September 2011, we entered into an agreement with Polaris to provide up to $21,500,000 for the development and construction of a 60-bed acute care hospital in Murfreesboro, Tennessee which became fully operational on September 30, 2012. As of September 30, 2012, we had funded a total of $19,022,000 toward this commitment. Polaris is entitled to further advances based on a final accounting of all project costs up to the maximum allowed in our original commitment.

Santé
In June 2010, we entered into a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation hospital with a skilled nursing license in Mesa, Arizona. The facility opened in March 2011. The $13,870,000 commitment includes an unfunded $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics. NHI also has the option to purchase and lease back the hospital when it achieves a predetermined level of stabilized net operating income.

We have committed to fund a $3,500,000 expansion and renovation program in connection with our acquisition of the senior living campus in Silverdale, Washington leased to Santé.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000.

Capital Funding Group

As described in Note 4, we have agreed to fund up to $15,000,000 on a three-year revolving credit facility with Capital Funding Group ("CFG") with monthly payments of interest only at an annual rate of 13.5%. At September 30, 2012, we had a principal balance of $5,000,000 on our note with CFG.

Litigation

The health care facilities in which we have investments of leases or loans are subject to claims and suits in the ordinary course of business.  Our lessees and mortgagors have indemnified, and will continue to indemnify, us against all liabilities arising from the operation of the health care facilities and will indemnify us against environmental or title problems affecting the real estate underlying such facilities.  While there are lawsuits pending against certain of the owners and/or lessees of the health care facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position, results of operations and cash flows.

As previously disclosed, in November 2008 the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations. NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. All issues have been resolved with respect to one of the nonprofit corporations, Care Foundation of America, Inc. In November 2011, a receiver was appointed for the second nonprofit, SeniorTrust of Florida, Inc. As disclosed in our Form 8-K filed September 7, 2012, the receiver of SeniorTrust has caused SeniorTrust to bring a lawsuit against NHI and another party (Davidson Co. Chancery Court Case No. 12-1275-III). As part of the complaint, SeniorTrust asserts claims that primarily arise from an allegation that the terms of a 2004 transaction in which NHI sold a group of nursing homes in Kansas and Missouri to SeniorTrust, with NHI providing 100% financing of the purchase price, were unfair to SeniorTrust. SeniorTrust also alleges that NHI caused SeniorTrust to enter into other transaction on terms adverse to SeniorTrust. SeniorTrust seeks compensatory and punitive damages and other relief. NHI has denied SeniorTrust’s claims and intends to vigorously defend against SeniorTrust’s complaint. NHI also has asserted a counterclaim seeking payment in full of SeniorTrust’s outstanding debt to NHI upon the receiver’s sale of the assets that secure that debt. In September 2012, a receiver was appointed for the third nonprofit, ElderTrust of Florida, Inc. NHI does not know whether the receiver for ElderTrust will commence any legal proceedings against NHI. The receiver for SeniorTrust and for ElderTrust is charged with winding-up the affairs of those entities, which will include the sale of those assets that secure the financing provided to each entity by NHI.

During the three months ended September 30, 2012, one of our subsidiaries reached a settlement regarding the final tax return for the operations acquired through foreclosure and agreed to settle a claim for personal injury in relation to a matter which arose prior to our acquisition of the subsidiary. These settlements resulted in charges against income in the amounts of $180,000 and $275,000, respectively.

NOTE 11. SHARE-BASED COMPENSATION

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of September 30, 2012, there were 1,500,000 shares available for future grants under the 2012 plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options outstanding under the 2012 Plan is up to five years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of September 30, 2012, there were 20,635 shares available for future grants under the 2005 plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. As of September 30, 2012, no shares were available for future grants under this plan. The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $1,924,000 for the nine months ended September 30, 2012, consisting of $1,923,000 for stock options and $1,000 for restricted stock, as compared to $2,912,000 for the nine months ended September 30, 2011, consisting of $2,904,000 for stock options and $8,000 for restricted stock.

At September 30, 2012, we had $692,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2012 - $244,000; 2013 - $400,000, and 2014 - $48,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes our outstanding stock options :

	Nine Months Ended
	September 30,
	2012	2011
Options outstanding January 1,	509,422	384,507
Options granted under 2005 Plan	340,000	340,000
Options forfeited under 2005 Plan	—	(3,334)
Options exercised under 1997 Plan	(19,266)	(15,000)
Options exercised under 2005 Plan	(488,481)	(140,917)
Options outstanding, September 30,	341,675	565,256

Exercisable at September 30,	165,000	401,664

The following table summarizes our restricted stock activity:

	Nine Months Ended
	September 30,
	2012	2011
Non-vested at January 1,	1,250	3,175
Vested during the period	(1,250)	(1,925)
Non-vested at September 30,	—	1,250

NOTE 12. INVESTMENT INCOME AND OTHER

The following table summarizes our investment income and other (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dividend income	$976	$972	$2,922	$3,128
Other revenue	372	135	540	371
	$1,348	$1,107	$3,462	$3,499

NOTE 13. GAINS ON SALES OF MARKETABLE SECURITIES

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

NOTE 14. DISCONTINUED OPERATIONS

In February 2011, we completed the sale of two medical office buildings. We reclassified the results of operations of these facilities as discontinued operations for all periods presented in our Condensed Consolidated Statements of Comprehensive Income. Our lease revenue from the facilities was $-0- and $41,000 for the nine months ended September 30, 2012 and 2011, respectively.

In August 2011, we completed the sale of a 60-unit assisted living facility located in Daytona Beach, Florida to the current tenant.  We have reclassified the results of operations of this facility as discontinued operations for all periods presented in our Condensed Consolidated Statements of Comprehensive Income.  Our lease revenue from the facilities was $-0- and $202,000 for the nine months ended September 30, 2012 and 2011, respectively.

Income from discontinued operations, excluding gains on sale of real estate, is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$—	$30	$—	$243
Expenses:
Depreciation	—	6	—	39
Income from operations - discontinued	$—	$24	$—	$204

Reclassification

As described in Note 2, in September 2012, we canceled our agreement to sell five skilled nursing facilities in Texas to our current tenant, Fundamental, because of several factors, including obstacles Fundamental faced in securing HUD financing for the entire group of properties. We have extended the lease term for an additional three years ending February 29, 2016.

This portfolio no longer meets the accounting criteria as discontinued operations and we have reclassified our lease revenue of $3,717,000 and 3,610,000 for the nine months ended September 30, 2012 and 2011, respectively, into continuing operations in our Condensed Consolidated Statements of Comprehensive Income. We have made provision for $2,398,000 in "catch-up" depreciation expense in the third quarter of 2012 which is the amount that would have been recognized as depreciation on these properties had the disposal group been continuously classified as held and used.

NOTE 15. EARNINGS AND DIVIDENDS PER SHARE

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income from continuing operations	$14,351	$17,736	$49,628	$59,466
Discontinued operations	—	1,072	—	3,552
Net income available to common stockholders	$14,351	$18,808	$49,628	$63,018

BASIC:
Weighted average common shares outstanding	27,830,311	27,729,560	27,799,750	27,711,474

Income from continuing operations per common share	$.52	$.64	$1.78	$2.14
Discontinued operations per common share	—	.04	—	.13
Net income per common share	$.52	$.68	$1.78	$2.27

DILUTED:
Weighted average common shares outstanding	27,830,311	27,729,560	27,799,750	27,711,474
Stock options	32,271	59,010	29,129	82,130
Restricted shares	—	1,155	—	1,546
Average dilutive common shares outstanding	27,862,582	27,789,725	27,828,879	27,795,150

Income from continuing operations per common share	$.52	$.64	$1.78	$2.14
Discontinued operations per common share	—	.04	—	.13
Net income per common share	$.52	$.68	$1.78	$2.27

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the average market price for our common shares	917	37,048	1,972	14,962

Dividends declared per common share	$.67	$.615	$1.97	$1.85

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

*
We are exposed to risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners' financial condition;

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

Executive Overview

National Health Investors, Inc. (“NHI” or the “Company”), a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries.  As of September 30, 2012, our portfolio consisted of real estate (excluding corporate office) and mortgage investments with a carrying value totaling $598,082,000 and other investments in preferred stock and marketable securities at a carrying value of $49,938,000, resulting in total invested assets of $648,020,000.  We are a self-managed REIT with our own management reporting directly to our Board of Directors.  Our mission is to invest in health care real estate which generates current income that will be distributed to stockholders.  We have pursued this mission by investing in leased properties and mortgage loans nationwide.  These investments include skilled nursing facilities, assisted living facilities, medical office buildings, independent living facilities, senior living campuses and hospitals based on acute and rehabilitative care, all of which are collectively referred to herein as "Health Care Facilities".  We have funded these investments in the past through three sources of capital: (1) current cash flow, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary term debt.

Portfolio

At September 30, 2012, our continuing operations consisted of investments in real estate and mortgage notes receivable in 139 health care facilities located in 25 states consisting of 87 skilled nursing facilities ("SNF"), 36 assisted living facilities ("ALF"), 7 senior living campuses ("SLC"), 4 hospitals ("HOSP"), 3 independent living facilities ("ILF"), 2 medical office buildings ("MOB") and other notes receivable.  These investments consisted of approximately $518,757,000 of net real estate investments in 109 health care facilities with 19 lessees and $79,325,000 aggregate carrying value of mortgage and other notes receivable from 17 borrowers related to 30 health care facilities.

Major Customer - NHC

National HealthCare Corporation (“NHC”), is a publicly-held company and our largest customer. We lease 41 health care facilities to NHC. These 41 facilities include four facilities subleased to and operated by other companies, the lease payments of which are guaranteed to us by NHC. For the nine months ended September 30, 2012, rental income from continuing operations was $64,905,000, of which $27,584,000 (43%) was recognized from NHC. For the nine months ended September 30, 2011, rental income from continuing operations was $59,868,000, of which $27,156,000 (45%) was recognized from NHC.

Under the terms of the lease, annual base rent is $33,700,000, with additional percentage rent being equal to 4% of the increase in the gross revenue of each facility over a 2007 base year. The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current year	415	415	1,246	1,246
Prior year final certification[1]	—	—	1,063	635
Total percentage rent	415	415	2,309	1,881
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Consistent with our strategy of diversification, we have increased our portfolio over time so that the portion of our portfolio leased by NHC has been reduced from 100% of our total portfolio on October 17, 1991 (the date we began operations) to 7.3% of our total portfolio as of September 30, 2012, based on the net book value of these properties.  In 1991, these assets were transferred by NHC to NHI at their then current net book value in a non-taxable exchange.  Many of these assets were substantially depreciated as a result of having been presented in NHC’s financial statements for as many as 20 years.  As a result, we believe that the fair value of these assets is significantly in excess of their net book value of $43,772,000 at September 30, 2012.  Subsequent additions to the portfolio related to non-NHC investments reflect a higher value based on existing costs at the date the subsequent investment was made.

As with all assets in our portfolio, we monitor the financial and operating results of each of the NHC properties on a quarterly basis.  In addition to reviewing the consolidated financial results of NHC, each individual center's financial results are reviewed including their occupancy, patient mix, and other relevant information.

The following tables summarize our investments in real estate (excluding corporate office) and mortgage notes receivable as of September 30, 2012 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	61	8,384		$256,577
Assisted Living Facilities	34	1,419		157,272
Senior Living Campuses	6	945		60,841
Hospitals	3	181		35,951
Independent Living Facilities	3	273		3,634
Medical Office Buildings	2	88,517	*	4,482
Total Real Estate Properties	109			518,757

Mortgage and Other Notes Receivable
Skilled Nursing Facilities	26	2,605		54,804
Assisted Living Facilities	2	190		6,290
Senior Living Campus	1	76		800
Hospital	1	70		11,870
Other Notes Receivable	—	—		5,561
Total Mortgage and Other Notes Receivable	30	2,941		79,325
Total Portfolio	139			$598,082

Portfolio Summary	Properties	Investment Percentage		Net Investment
Real Estate Properties	109	86.7%		$518,757
Mortgage and Other Notes Receivable	30	13.3%		79,325
Total Portfolio	139	100.0%		$598,082

Summary of Facilities by Type
Skilled Nursing Facilities	87	52.2%		$311,381
Assisted Living Facilities	36	27.3%		163,562
Senior Living Campus	7	10.3%		61,641
Hospitals	4	8.0%		47,821
Independent Living Facilities	3	0.6%		3,634
Medical Office Buildings	2	0.7%		4,482
Other	—	0.9%		5,561
Total Portfolio	139	100.0%		$598,082

Portfolio by Operator Type
Public	54	14.6%		$87,479
Regional	70	73.3%		438,103
Small	15	12.1%		72,500
Total Real Estate Portfolio	139	100.0%		$598,082

Public Operators
National HealthCare Corp.	41	7.2%		$43,772
Emeritus Senior Living	8	3.2%		19,028
Sunrise Senior Living, Inc.	1	1.9%		11,087
Community Health Systems, Inc.	2	1.1%		6,693
Sun Healthcare Group, Inc.	2	1.2%		6,899
Total Public Operators	54	14.6%		$87,479

Operators of more than 3% of our total real estate investments are as follows: Bickford Senior Living; Emeritus Senior Living; Fundamental Long Term Care Holdings, LLC; Health Services Management, Inc.; Legend Healthcare, LLC; National HealthCare Corp.; SeniorTrust of Florida, Inc; Senior Living Management Corporation, LLC; and White Pine Senior Living.

As of September 30, 2012, the average effective quarterly rental income was $1,811 per licensed bed for skilled nursing facilities, $2,775 per unit for assisted living facilities, $1,094 per unit for independent living facilities, $6,339 per bed for hospitals, and $3 per square foot for medical office buildings.

We invest a portion of our funds in the common and preferred shares of other publicly-held REITs to ensure that a substantial portion of our assets are invested for real estate purposes.  At September 30, 2012, the carrying value of our investments in common and preferred shares of publicly-held REITs was $49,938,000.  Refer to Notes 5 and 6 of our condensed consolidated financial statements for further information.

Areas of Focus

We are evaluating and will potentially make investments during the remainder of 2012 while continuing to monitor and improve our existing properties. We continue to evaluate new portfolio investments and monitor the current prices being offered for health care assets. However, even as we make new investments, we expect to maintain a relatively low level of debt compared to the value of our assets and relative to our peers in the industry. New investments in real estate and mortgage notes in 2012 are expected to be funded by our liquid investments and by debt financing. We intend to make new investments that meet our underwriting criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

New Investments

As described in Note 3 to the condensed consolidated financial statements, on September 30, 2012, we acquired two assisted living/memory care facilities in Kansas totaling 170 units from our current tenant Bickford in a joint venture transaction. Together with eight assisted living/memory care facilities that we contributed to the joint venture, the real estate properties are held in our consolidated subsidiary ("PropCo"), of which we retain an 85% ownership interest. The previous master lease with Bickford was renegotiated so that effective October 1, 2012, the ten facilities are now leased to an unconsolidated operating company ("OpCo") of which we also acquired an 85% ownership interest. For accounting purposes, we treated the arrangement as both an asset purchase of two properties in PropCo and the acquisition of an 85% ownership interest in the residual profits and losses of OpCo which is controlled by Bickford. The master lease between PropCo and OpCo is for an initial term of five years plus renewal options, and has a 3% annual lease escalator. NHI is to be provided a guaranteed distribution from PropCo of $6,008,000 in the first year, plus an annual 3% escalator. We structured our joint venture with Bickford to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between PropCo, the property company, and the OpCo, and to be designed to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary ("TRS"). Accordingly, the TRS holds our 85% equity interest in OpCo in order to provide an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. The previous master lease to Bickford covering eight facilities amounted to revenue of $3,660,000 per year. Our description of the consideration given to Bickford and the fair value received by NHI of $52,667,000 in the transaction is described in Note 3 to the condensed consolidated financial statements.

In conjunction with the joint venture, Bickford granted us the exclusive right to their future acquisitions, development project and refinancing transactions. We have agreed to fund eight development projects over three years. At September 30, 2012, we had purchased land and begun construction on two assisted living facilities having a maximum cost of $18,000,000. Our costs incurred to date were $1,971,000.

PropCo and OpCo were established to grant NHI an 85% equity interest in each entity and, to Bickford, the remaining 15% share. At PropCo, all operations encompassing ordinary-course-of-business activities will be under NHI's management. OpCo’s activities will be managed through an "eligible independent contractor" affiliated with, appointed under, and subject to the oversight of Bickford. This organizational structure meets the requirements of Internal Revenue Code regulations for TRS entities. Certain major business decisions at PropCo and OpCo are to be board-managed with NHI and Bickford each holding 50% voting rights. At PropCo, major business decisions subject to board-management are restricted to areas involving Bickford’s protective interests, therefore leaving control with NHI. Business decisions at OpCo are also restricted in nature, though more broadly delineated to allow "substantive participating rights" by NHI. As a result of Bickford’s retention of operations oversight, control over all ordinary-course-of-business matters, and 50% voting rights in major decisions, our participative influence at OpCo does not amount to control of the entity.

Because of our control of ordinary-course-of-business activities in PropCo, we include its assets, liabilities, noncontrolling interest and operations in our condensed consolidated financial statements.

We report our investment in OpCo, over whose operating and financial policies we have the ability to exercise significant influence, but not control, under the equity method of accounting.

We believe that the TRS structure will facilitate our future acquisitions of senior housing assets and permit us to share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. However, our decision to acquire future assisted living or skilled nursing assets using the TRS structure will depend upon our ability to negotiate purchase terms and structure our involvement in a way that complies with the rules governing REITs and that is economically beneficial to our shareholders.

As described in the notes to the condensed consolidated financial statements, (1) we have agreed to provide a three-year, $3,000,000 revolving credit facility to Bickford to fund certain pre-construction costs related to development projects; (2) in April 2012, we announced a loan commitment to Capital Funding Group to provide up to $15,000,000 to be used as mezzanine financing for its bridge-to-HUD lending program, of which $5,000,000 was funded on the loan at closing, (3) in June 2012, we completed the $13,470,000 purchase of a new, stabilized 125-bed skilled nursing facility in Kyle, Texas that is leased to affiliates of Legend Healthcare, (4) in August 2012, we completed the $25,120,000 purchase of a senior living campus in Silverdale, Washington totaling 138 units being leased to affiliates of Sante Partners, LLC and (5) in September 2012, for $12,000,000 we acquired a 100% interest in a 181-unit senior living campus in Loma Linda, California, being leased to Chancellor Health Care, LLC.

Lease Activity

In June 2012, due to material noncompliance with our lease terms, we terminated our lease with a former tenant of four assisted living and memory care facilities in Minnesota and transitioned the lease to a new tenant. As a result of non-payment of scheduled rent, we realized lower cash payments on the lease of $450,000 and $434,000 for the three months and nine months ended September 30, 2012, respectively. The unplanned transition to a new tenant resulted in a write-off for accounting purposes of $963,000 in straight-line rent receivables, $126,000 in billed receivables and $171,000 in legal and other expenses. The former lease provided for a current annual lease amount of $2,204,000. The facilities contain a total of 126 units, are four to eight years old, and are now being leased to affiliates of White Pine Senior Living ("White Pine") for an initial term of 13 years at an annual lease amount of $2,338,000 plus annual fixed escalators. The first six months of the lease contains additional supplemental rent payments totaling $410,000. Our rental income, regardless of the timing of scheduled payments, is recognized on a straight-line basis over the term of the lease and amounted to $939,000 through September 30, 2012.

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be interim or annual reporting periods in which we do not experience a lease renewal or expiration. During the nine months ended September 30, 2012, we renewed one lease. The expiring lease on a hospital facility had an original term of 15 years and an annual lease payment of $53,138 per bed. The new lease agreement is for an initial period of 10 years, plus one 5-year renewal option and, based on current market and property specific factors, requires an annual lease payment of $46,364 per bed. During the nine months ended, September 30, 2011, there were no renewed or expired leases.

In September 2012, we canceled our agreement to sell five skilled nursing facilities in Texas to our current tenant, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”). We agreed to a three-year extension of the lease to February 29, 2016 with monthly payments continuing at an annual lease amount of $4,989,000 plus annual fixed escalators. We granted to Fundamental an option during the lease renewal period to purchase three of the facilities for an aggregate price of $18,500,000.

As a result of this cancellation, this portfolio no longer meets the accounting criteria as being held for sale and we have reclassified $29,381,000 previously reported in our Condensed Consolidated Balance Sheet as held for sale to land of $1,735,000, buildings and improvements of $37,588,000, and accumulated depreciation of $9,942,000 at September 30, 2012. We have reclassified from discontinued operations the portfolio lease revenue of $3,717,000 and $3,610,000 for the nine months ended September 30, 2012 and 2011, respectively, into continuing operations in our Condensed Consolidated Statements of Comprehensive Income. We recorded $2,398,000 in "catch-up" depreciation expense in the third quarter of 2012 which is the amount that would have been recognized as depreciation on these properties had the disposal group been continuously classified as held and used, and we recorded no impairment.

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

On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced the Skilled Nursing Facilities – Prospective Payment System final rule for fiscal year 2012 that cut Medicare payments to skilled nursing facility operators by a net 11.1% beginning October 1, 2011. There is the potential for future cuts to Medicare as Congress attempts to reduce the projected U.S. Government deficit by $1.5 trillion over the next decade. We currently estimate the majority of our borrowers and lessees will be able to withstand the Medicare cuts described above due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect such Medicare cuts will have on each of our borrowers and lessees. However, as discussed in Note 10 to the condensed consolidated financial statements, SeniorTrust and ElderTrust have appointed receivers to effect the sale of the assets and the winding up of the affairs of those entities. As a result, these two mortgage borrowers have been adversely impacted by the Medicare cuts due to their payor mix, their current payment coverage ratios and limited net equity. The impact of the CMS reduction in Medicare reimbursement could negatively affect their ability to make full scheduled payments to us and could have an adverse effect on the value of the underlying real estate assets. We have been in discussions with these borrowers regarding the possible sale of their real estate assets and a receiver has been appointed for each of these borrowers. The mortgage notes receivable from the borrowers have an aggregate principal balance of $33,705,000 at September 30, 2012 and interest income amounted to $1,565,000 for the nine months then ended.

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

As we have continued to receive interest-only payments on the SeniorTrust mortgage note receivables, we have based our cash flow analysis on probability-weighted alternatives ranging from continuation of the status quo to partial collection with cessation of interest. Accordingly, for the three months ended September 30, 2012, we recognized an impairment to the carrying value of the SeniorTrust note in the amount of $2,300,000. As disclosed in our Form 8-K filed September 7, 2012, and discussed in Note 10 to our condensed consolidated financial statements, representatives of SeniorTrust have filed a lawsuit against NHI. The company has denied SeniorTrust’s claims and intends to vigorously defend against SeniorTrust’s complaint.

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

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts. We recognize interest income in the period in which cash is received on certain mortgage notes receivable which were previously classified as non-performing. These notes have an aggregate carrying value of $6,032,000 at September 30, 2012.

Results of Operations

The results of operations for facilities included in assets held for sale or sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

The significant items affecting revenues and expenses are discussed below (in thousands):

	Three Months Ended
	September 30,		Period Change
	2012	2011	$	%
Revenues:
Rental income
SNFs leased to Legend Healthcare	$2,919	$1,459	$1,460	100.1%
SLCs leased to Sante Partners	250	—	250	NM
ALFs leased to Senior Living Management	930	798	132	16.5%
ALFs leased to Selah Management Group	373	319	54	16.9%
Other new and existing leases	16,565	16,493	72	0.4%
	21,037	19,069	1,968	10.3%
Straight-line rent adjustments, new and existing leases	1,248	906	342	37.7%
Total Rental Income	22,285	19,975	2,310	11.6%
Mortgage interest income
Capital Funding Group	173	—	173	NM
Other new and existing mortgages	1,706	1,689	17	1.0%
Total Mortgage Interest Income	1,879	1,689	190	11.2%
Investment income and other[1]	1,348	1,107	241	21.8%
Total Revenue	25,512	22,771	2,741	12.0%
Expenses:
Depreciation
SNFs leased to Fundamental reclassified to continuing operations	2,398	—	2,398	NM
SNFs leased to Legend Healthcare[2]	526	—	526	NM
Other new and existing assets	2,968	2,930	38	1.3%
Total Depreciation	5,892	2,930	2,962	101.1%
Interest expense:
Change in fair value of interest rate swap agreement	—	1,188	(1,188)	NM
Interest expense and amortization of loan costs	854	593	261	44.0%
Total Interest Expense	854	1,781	(927)	(52.0)%
Loan and realty losses (recoveries)	2,300	(99)	2,399	NM
Other expenses	2,115	1,513	602	39.8%
	11,161	6,125	5,036	82.2%
	14,351	16,646	(2,295)	(13.8)%
Gains on sales of marketable securities[3]	—	1,090	(1,090)	(100.0)%
Income from continuing operations	14,351	17,736	(3,385)
Income from discontinued operations[4]	—	24	(24)	NM
Net gain on sale of real estate[4]	—	1,048	(1,048)	NM
Net income	$14,351	$18,808	$(4,457)	(23.7)%

Net income per common share, basic and diluted	$.52	$.68	$(.16)	(23.5)%

[1] See Note 12 to the condensed consolidated financial statements
[2] Acquired from Legend in 2011
[3] See Note 13 to the condensed consolidated financial statements
[4] See Note 14 to the condensed consolidated financial statements
NM - not meaningful

Financial highlights of the three months ended September 30, 2012 compared to the same period in 2011 were as follows:

•
Rental income increased $2,310,000 or 11.6% when compared to the same period in the prior year primarily as a result of funding new real estate investments of $75,806,000 in 2011 and $86,049,000 for the first nine months of 2012. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Depreciation expense increased $2,962,000 or 101.1% primarily due to "catch up" depreciation of $2,398,000 which was the result of reclassifying the Fundamental skilled nursing facilities to continuing operations. The five facilities had previously been classified as held for sale beginning in December 2009.

•
Interest expense related to our borrowings on a bank credit facility to fund new real estate and mortgage note investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. The $1,188,000 decrease in the fair value of the interest rate swap agreement increased interest expense in 2011 since the agreement did not qualify for hedge accounting treatment. Adjustments to reflect changes in the fair value of the interest rate swap agreement entered into in 2012, which did qualify as a cash flow hedge, totaling $436,000 were recorded as a component of other comprehensive income. We expect to fund future healthcare real estate investments with borrowings from our bank credit facility and possibly longer term U.S. Government agency debt, thereby increasing our interest expense.

•
As discussed in Note 4 to the condensed consolidated financial statements, we recorded a $2,300,000 impairment of our investment in mortgage notes receivable from SeniorTrust which had a carrying amount of approximately $21,336,000. NHI's continuing collection history with SeniorTrust, and the deterioration of the financial condition and creditworthiness of the borrower indicated that the carrying value of the mortgage note receivable was not recoverable.

•
As discussed in Note 10 to the condensed consolidated financial statements, one of our subsidiaries (1) reached a settlement regarding the final tax return for the operations acquired through foreclosure, and (2) agreed to settle a claim for personal injury in relation to a matter which arose prior to our acquisition of the subsidiary. These settlements resulted in charges against income in the amounts of $180,000 and $275,000, respectively, which accounted for $455,000 of the increase in Other Expenses.

The significant items affecting revenues and expenses are discussed below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2012	2011	$	%
Revenues:
Rental income
SNFs leased to Legend Healthcare	$8,156	$4,306	$3,850	89.4%
ALFs leased to Selah Management Group	1,017	524	493	94.1%
SNFs leased to National HealthCare Corp.	27,584	27,156	428	1.6%
ALFs leased to Senior Living Management	2,765	2,330	435	18.7%
SLCs leased to SP Silverdale	250	—	250	NM
Other new and existing leases	22,808	22,792	16	0.1%
	62,580	57,108	5,472	9.6%
Straight-line rent adjustments, new and existing leases	2,325	2,760	(435)	(15.8)%
Total Rental Income	64,905	59,868	5,037	8.4%
Mortgage interest income
Capital Funding Group	323	70	253	361.4%
Brentwood at Fore Ranch	247	72	175	NM
Other new and existing mortgages	4,858	4,777	81	1.7%
Total Mortgage Interest Income	5,428	4,919	509	10.3%
Investment income and other[1]	3,462	3,499	(37)	(1.1)%
Total Revenue	73,795	68,286	5,509	8.1%
Expenses:
Depreciation
SNFs leased to Fundamental reclassified to continuing operations	2,398	—	2,398	NM
SNFs leased to Legend Healthcare[2]	1,397	—	1,397	NM
Other new and existing assets	8,858	8,729	129	1.5%
Total Depreciation	12,653	8,729	3,924	45.0%
Interest expense
Change in fair value of interest rate swap agreement	—	922	(922)	NM
Interest expense and amortization of loan costs	2,176	1,706	470	27.5%
Total Interest Expense	2,176	2,628	(452)	(17.2)%
Share-based compensation	1,924	2,912	(988)	(33.9)%
Loan and realty losses (recoveries)	2,300	(99)	2,399	NM
Other expenses	5,144	4,550	594	13.1%
	24,197	18,720	5,477	29.3%
	49,598	49,566	32
Gains on sales of marketable securities[3]	30	9,899	(9,869)	(98.9)%
Income from continuing operations	49,628	59,465	(9,837)	(16.5)%
Income from discontinued operations[4]	—	204	(204)	NM
Net gain on sale of real estate[4]	—	3,348	(3,348)	NM
Net income	$49,628	$63,017	$(13,389)	(21.2)%

Net income per common share, diluted	$1.78	$2.27	$(0.49)	(21.6)%

[1] See Note 12 to the condensed consolidated financial statements
[2] Acquired from Legend in 2011
[3] See Note 13 to the condensed consolidated financial statements
[4] See Note 14 to the condensed consolidated financial statements
NM - not meaningful

Financial highlights of the nine months ended September 30, 2012 compared to the same period in 2011 were as follows:

•
Rental income increased $5,037,000 or 8.4% when compared to the same period in the prior year primarily as a result of funding new real estate investments of $75,806,000 in 2011 and $86,049,000 for the first nine months of 2012. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Depreciation expense increased $3,924,000 or 45.0% primarily due to "catch up" depreciation of $2,398,000 which was the result of reclassifying the Fundamental skilled nursing facilities to continuing operations. The five facilities were previously classified as held for sale.

•
Interest expense related to our borrowings on a bank credit facility to fund new real estate and mortgage note investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. The $922,000 decrease in the fair value of the interest rate swap agreement increased interest expense in 2011 since the agreement did not qualify for hedge accounting treatment. Adjustments to reflect changes in the fair value of the interest rate swap agreement entered into in 2012, which did qualify as a cash flow hedge, totaling $1,343,000 were recorded as a component of other comprehensive income. We expect to fund future healthcare real estate investments with borrowings from our bank credit facility and possibly longer term U.S. Government agency debt, thereby increasing our interest expense.

•
Share-based compensation expense decreased $988,000 or 33.9% when compared to the same period in the prior year due to decreases in the volatility of our stock price and short-term Treasury rates, which are both inputs to our valuation model. The market value for all stock option awards is estimated using the Black-Scholes pricing model and is expensed over the vesting period of the individual grants.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
Cash and cash equivalents at beginning of period	$15,886	$2,664	$13,222	496.3%
Cash provided by operating activities	63,735	58,656	5,079	8.7%
Cash used in investing activities	(91,877)	(5,560)	(86,317)	1,552.5%
Cash provided by (used in) financing activities	16,666	(40,276)	56,942	141.4%
Cash and cash equivalents at end of period	$4,410	$15,484	$(11,074)	(71.5)%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2012 increased as a result of the collection of lease payments on real estate investments funded during 2011 and 2012 as well as the timing of collection of accounts receivable and the payments of accounts payable and accrued expenses.

Investing Activities – Net cash flows used in investing activities for the nine months ended September 30, 2012 increased as compared to the same period in the prior year primarily due to $61,114,000 more in investments in real estate properties funded during the first nine months of 2012 compared to the same period in 2011. Additionally, during the first nine months of 2011, we received $12,862,000 as proceeds from the sale of marketable securities and $8,971,000 as proceeds from the sale of real estate properties, as described in Note 2 and Note 13 to the condensed consolidated financial statements.

Financing Activities – Net cash flows from financing activities for the nine months ended September 30, 2012 consisted primarily of $77,700,000 in net borrowings on our bank credit facility, which was partially offset by $60,279,000 in dividends paid to stockholders. Net cash used in financing activities for the nine months ended September 30, 2011 consisted primarily of dividends paid to stockholders of $50,835,000, which was partially offset by net borrowings of $12,235,000 on our bank credit facility.

Liquidity

At September 30, 2012, our liquidity was strong, with $161,216,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility.  In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock which had an estimated value of approximately $63,700,000 based on the closing price of such common stock.  Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and mortgage notes as shown in our condensed consolidated financial statements.

On May 1, 2012, we entered into a $320,000,000 unsecured credit facility that includes $175,000,000 of combined five-year and seven-year term loans that were drawn immediately at closing to pay down our revolving credit borrowings and for other corporate purposes. The facility also includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings, making a total of $450,000,000 in initial availability. The credit facility was provided by Wells Fargo, Bank of Montreal, KeyBank, and Bank of America, with Pinnacle National Bank as a participating bank. The credit facility provides for (1) unsecured, revolving borrowings of up to $200,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years (inclusive of an embedded 1 year extension option); (2) an $80,000,000 unsecured, five-year term loan with interest at 140 basis points over LIBOR; and (3) a $40,000,000 unsecured, 7-year term loan with interest at 150 basis points over LIBOR. The unused commitment fee is 35 basis points per annum. The credit facility amended a 4-year $200,000,000 unsecured revolving credit facility entered into on November 1, 2011, that provided for interest at 150 basis points over LIBOR and an unused commitment fee of 35 basis points per annum. In connection with the modification of our credit facility, we paid $753,000 in debt issuance costs which is amortized over the life of the amended facility. At September 30, 2012, we had bank term loan borrowings of $120,000,000 and $55,000,000 outstanding on our revolving credit facility, and we had $145,000,000 available to draw on the facility. Quoted 30-day LIBOR was 22 basis points on September 30, 2012.

As part of the joint venture transaction described in Note 3, Bickford contributed an 85% interest in two facilities subject to a $19,250,000 mortgage with KeyBank. The loan, which matures on November 22, 2013, provides for interest at 300 basis points over LIBOR (effective interest rate was at 3.22% at September 30, 2012). There is an interest rate swap agreement to fix the interest rate paid to KeyBank at 4.5% which is set to expire on December 1, 2012.

In conjunction with the closing of our credit facility on May 1, 2012, we entered into an interest rate swap agreement to fix the interest rate at 3.04% on the $40,000,000 seven-year term loan. The critical terms of this swap agreement are essentially identical to those of the seven-year term loan, and thus, in accordance with FASB ASC Topic 815 Derivative Instruments and Hedging Activities, the interest rate swap agreement is considered a perfectly effective “cash-flow hedge". Accordingly, changes in the fair value of this cash-flow hedge are included in our Condensed Consolidated Statements of Comprehensive Income. In the Condensed Consolidated Balance Sheets, if an asset, the fair value of the hedge is included in deferred costs and other assets, and, if a liability, as a component of accrued expenses.

At September 30, 2012, the fair value of the swap agreement of $1,343,000 is included as a component of our accrued expenses in the Condensed Consolidated Balance Sheets, and that amount is included in our Condensed Consolidated Statements of Comprehensive Income. Because no amounts related to the cash-flow hedge were excluded from the test of effectiveness and no ineffectiveness is assumed, no changes related to the hedge are expected to be subject to reclassification from other comprehensive income into earnings.

We intend to make distributions to stockholders equal to or in excess of our taxable income.  During the first nine months of 2012, we declared (1) a quarterly dividend of $.65 per common share to shareholders of record on March 31, 2012, payable on May 10, 2012; and (2) a quarterly dividend of $.65 per common share to shareholders of record on June 30, 2012 and payable on August 10, 2012; and (3) a quarterly dividend of $.67 per common share to shareholders of record on September 28, 2012 and payable on November 9, 2012.

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

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.

Contractual Obligations and Contingent Liabilities

As of September 30, 2012, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Year 1	Year 2-3	Year 4-5
Debt, including interest(1)	$171,739	$4,533	$27,077	$140,129
Loan commitments	14,989	14,989	—	—
Construction commitments	10,478	10,478	—	—
Real estate purchase liabilities	6,478	3,739	2,739	—
Capital improvements	146	146	—	—
	$203,830	$33,885	$29,816	$140,129
(1) Interest is calculated based on the interest rate at September 30, 2012 through maturity of the 5-year and 7-year term loans, the revolving credit facility, and the mortgages assumed in the joint venture transaction, based on the balances outstanding as of September 30, 2012.  The calculation also includes an unused balance fee of .35%. See Note 8 for rate and maturity information.

Commitments and Contingencies

Bickford

We have plans to fund 8 assisted living and memory care development projects over the next three years.  Total cost of each of the 60-bed facilities is expected to average $9,000,000 or less.  The parties expect to initiate up to three development projects per year over the three-year period.  At September 30, 2012, we had purchased land and begun construction on two assisted living facilities having a maximum cost of $18,000,000. Our costs incurred to date were $1,971,000. The facilities will be included in the joint venture with Bickford described in Note 3. At stabilization of operations, the operating company, OpCo, will pay an annual lease rate of 9% on the total cost of the new facilities, plus an annual fixed escalator.  Separately from the joint venture, NHI has provided a three-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to the new development projects. Outstanding borrowings on the facility amounted to $61,000 at September 30, 2012.

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

Polaris
In September 2011, we entered into an agreement with Polaris to provide up to $21,500,000 for the development and construction of a 60-bed acute care hospital in Murfreesboro, Tennessee which became fully operational on September 30, 2012. As of September 30, 2012, we had funded a total of $19,022,000 toward this commitment. Polaris is entitled to further advances based on a final accounting of all project costs up to the maximum allowed in our original commitment.
Santé
In June 2010, we entered into a construction loan commitment to provide up to $13,870,000 to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation hospital with a skilled nursing license in Mesa, Arizona. The facility opened in March 2011. The $13,870,000 commitment includes an unfunded $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics. NHI also has the option to purchase and lease back the hospital when it achieves a predetermined level of stabilized net operating income.

We have committed to fund a $3,500,000 expansion and renovation program in connection with our acquisition of the senior living campus in Silverdale, Washington leased to Santé.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000.

Capital Funding Group

As described in Note 4, we have agreed to fund up to $15,000,000 on a three-year revolving credit facility with Capital Funding Group ("CFG") with monthly payments of interest only at an annual rate of 13.5%. At September 30, 2012, we had a principal balance of $5,000,000 on our note with CFG.

We believe we have sufficient liquidity and access to capital to fund the commitments described above and to make new investments in health care real estate.

Funds From Operations

Our funds from operations (“FFO”) for the nine months ended September 30, 2012 decreased $6,599,000 or 9.7% over the same period in 2011, due to gains on sales of marketable securities in 2011 of $9,899,000 and other adjustments. Our normalized FFO for the nine months ended September 30, 2012 increased $6,389,000 or 10.9% over the same period in 2011, primarily as the result of the impact of our new real estate investments funded in 2011 and 2012. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. Diluted FFO assumes the exercise of stock options and vesting of restricted stock using the treasury stock method. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs, and changes in the fair value of interest rate swap agreements for those agreements that do not qualify for hedge accounting.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FFO and Normalized FFO and is presented for both basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$14,351	$18,808	$49,628	$63,018
Elimination of certain non-cash items in net income:
Real estate depreciation in continuing operations	5,509	2,709	11,578	8,096
Real estate depreciation in discontinued operations	—	6	—	39
Net gain on sale of real estate	—	(1,048)	—	(3,348)
Funds from operations	$19,860	$20,475	$61,206	$67,805
Gains on sales of marketable securities	—	(1,090)	(30)	(9,899)
Loan impairments (recoveries)	2,300	(99)	2,300	(99)
Change in fair value of interest rate swap agreement	—	1,188	—	922
Non-cash write-off of straight-line rent receivable	—	—	963	—
Write-offs and expenses due to early lease termination	—	—	297	—
Legal settlements	275	—	365	—
Other items	(78)	—	17	—
Normalized FFO	$22,357	$20,474	$65,118	$58,729

BASIC
Weighted average common shares outstanding	27,830,311	27,729,560	27,799,750	27,711,474
FFO per common share	$.71	$.74	$2.20	$2.45
Normalized FFO per common share	$.80	$.74	$2.34	$2.12

DILUTED
Weighted average common shares outstanding	27,862,582	27,789,725	27,828,879	27,795,150
FFO per common share	$.71	$.74	$2.20	$2.44
Normalized FFO per common share	$.80	$.74	$2.34	$2.11

The results of operations for facilities included in assets held for sale or facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported FFO.

Funds Available for Distribution

Our funds available for distribution (“FAD”) for the nine months ended September 30, 2012 decreased $6,708,000 or 9.8% over the same period in 2011, due to gains on sales of marketable securities in 2011 of $9,899,000 and other adjustments. Our normalized FAD for the nine months ended September 30, 2012 increased $5,317,000 or 8.9% over the same period in 2011 due primarily to the impact of real estate investments funded in 2011 and 2012. FAD represents net earnings available to common stockholders, excluding the effects of asset dispositions and straight-line rent adjustments, plus depreciation, stock based compensation and changes in the fair value of our interest rate swap agreement, if any. Diluted FAD assumes the exercise of stock options using the treasury stock method. Normalized FAD excludes from FAD certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FAD for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs, and changes in the fair value of interest rate swap agreements for those agreements that do not qualify for hedge accounting.

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

The following table reconciles net income, the most directly comparable GAAP metric, to FAD and Normalized FAD and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$14,351	$18,808	$49,628	$63,018
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	5,892	2,930	12,653	8,729
Depreciation in discontinued operations	—	6	—	39
Net gain on sale of real estate	—	(1,048)	—	(3,348)
Straight-line lease revenue, net	(1,248)	(907)	(2,325)	(2,762)
Non-cash stock based compensation	244	267	1,924	2,912
Funds available for distribution	$19,239	$20,056	$61,880	$68,588
Gains on sales of marketable securities	—	(1,090)	(30)	(9,899)
Loan impairments (recoveries)	2,300	(99)	2,300	(99)
Change in fair value of interest rate swap agreement	—	1,188	—	922
Write-offs and expenses due to early lease termination	—	—	297	—
Legal settlements	275	—	365	—
Other items	(78)	—	17	—
Normalized FAD	$21,736	$20,055	$64,829	$59,512

BASIC
Weighted average common shares outstanding	27,830,311	27,729,560	27,799,750	27,711,474
FAD per common share	$.69	$.72	$2.23	$2.48
Normalized FAD per common share	$.78	$.72	$2.33	$2.15

DILUTED
Weighted average common shares outstanding	27,862,582	27,789,725	27,828,879	27,795,150
FAD per common share	$.69	$.72	$2.22	$2.47
Normalized FAD per common share	$.78	$.72	$2.33	$2.14

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At September 30, 2012, we were exposed to market risks related to fluctuations in interest rates on approximately $80,000,000 of variable-rate indebtedness (excludes $59,250,000 of variable-rate debt that has been hedged through an interest-rate swap contract) and on our mortgage loans receivable. The unused portion ($145,000,000 at September 30, 2012) of our credit facility, should it be drawn upon, is subject to variable rates. See Note 9 to the condensed consolidated financial statements for additional information regarding our debt.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2012, net interest expense would increase or decrease annually by approximately $675,000 or $0.02 per weighted average common share on a diluted basis.

We use derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are included in the Condensed Consolidated Balance Sheets at their fair value. See Note 9 to the condensed consolidated financial statements for additional information. We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate environment and the costs and risks of such strategies.

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	September 30, 2012			December 31, 2011
	Balance	Percent[1]	Rate[2]	Balance	Percent[1]	Rate
Fixed rate:
Unsecured 7-year term loan	$40,000	20.6%	3.04%	—	—	—
Mortgage loan - secured	19,250	9.9%	4.50%	—	—	—
Variable rate:
Unsecured 5-year term loan	80,000	41.2%	1.62%	—	—	—
Unsecured revolving credit facility	55,000	28.3%	1.63%	97,300	100.0%	2.77%
	$194,250	100.0%	2.20%	97,300	100.0%	2.77%
[1] Percent of total debt
[2] Total is a weighted average rate

The variable rate debt in the table above reflects, in part, the effect of a $40,000,000 notional amount of interest rate swaps with an April 2019 maturity that effectively convert fixed rate debt to variable rate debt. To highlight the sensitivity of this fixed rate debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of September 30, 2012 (dollar amounts in thousands):

	September 30, 2012
	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Unsecured 7-year term loan	$40,000	$41,343	$42,597	$40,131

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2012, the fair value of our mortgage loans receivable, discounted for estimated changes in the risk-free rate, was approximately $90,471,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,600,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,700,000.

Equity Price Risk

We account for our investments in marketable securities, with a fair value of $11,806,000 at September 30, 2012, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,181,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

    Evaluation of Disclosure Control and Procedures. As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and our CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2012.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in November 2008 the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations. NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. All issues have been resolved with respect to one of the nonprofit corporations, Care Foundation of America, Inc. In November 2011, a receiver was appointed for the second nonprofit, SeniorTrust of Florida, Inc. As disclosed in our Form 8-K filed September 7, 2012, the receiver of SeniorTrust has caused SeniorTrust to bring a lawsuit against NHI and another party (Davidson Co. Chancery Court Case No. 12-1275-III). As part of the complaint, SeniorTrust asserts claims that primarily arise from an allegation that the terms of a 2004 transaction in which NHI sold a group of nursing homes in Kansas and Missouri to SeniorTrust, with NHI providing 100% financing of the purchase price, were unfair to SeniorTrust. SeniorTrust also alleges that NHI caused SeniorTrust to enter into other transaction on terms adverse to SeniorTrust. SeniorTrust seeks compensatory and punitive damages and other relief. NHI has denied SeniorTrust’s claims and intends to vigorously defend against SeniorTrust’s complaint. NHI also has asserted a counterclaim seeking payment in full of SeniorTrust’s outstanding debt to NHI upon the receiver’s sale of the assets that secure that debt. In September 2012, a receiver was appointed for the third nonprofit, ElderTrust of Florida, Inc. NHI does not know whether the receiver for ElderTrust will commence any legal proceedings against NHI. The receiver for SeniorTrust and for ElderTrust is charged with winding-up the affairs of those entities, which will include the sale of those assets that secure the financing provided to each entity by NHI.

Item 1A.  Risk Factors.

During the nine months ended September 30, 2012, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and as updated in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, except for the risk factors that are stated as follows:

We are exposed to risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners' financial condition.

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners' financial condition, any disputes that may arise between us and our joint venture partners, and our exposure to potential losses from the actions of our joint venture partners.

•	We may be unable to take actions that are opposed by our joint venture partners regarding major decisions concerning the ownership or operation of the joint venture;

•	Our ability to transfer our interest to a third party may be restricted without prior consent of our joint venture partners;

•	Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may hinder significant action in the joint venture;

•
Our joint venture partners may have business interests or goals that conflict with ours, which could increase the likelihood of disputes regarding management, ownership or disposition of a property or the joint venture;

•
We may disagree with our joint venture partners about decisions affecting a property or the joint venture, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and

•	We may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Form S-11 Registration Statement No. 33-41863)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 2, 2012	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	November 2, 2012	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)