Form 10-Q/A
period 2012-09-30
NATIONAL HEALTH INVESTORS INC
filed 2012-11-07
CIK 877860

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A contains only the cover page, this explanatory note, the signature page and Exhibit 32. The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “10-Q”), as filed with the Securities and Exchange Commission on November 2, 2012, is to file a revised Exhibit 32 Certification of Chief Executive Officer and Principal Financial Officer which was filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The original Exhibit 32 filed with the 10-Q inadvertently referred to the quarter ended June 30, 2012. It has been revised to correctly refer to the quarter ended September 30, 2012. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed March 23, 2009)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Form S-11 Registration Statement No. 33-41863)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 6, 2012	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	November 6, 2012	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)