Form 10-K
period 2012-12-31
NATIONAL HEALTH INVESTORS INC
filed 2013-02-15
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2012 (based on the closing price of these shares on the New York Stock Exchange) was approximately $1,333,619,000. There were 27,862,217 shares of the registrant’s common stock outstanding as of February 14, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

PART I.

Forward Looking Statements

References throughout this document to NHI or the Company include National Health Investors, Inc. and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its consolidated subsidiaries and not any other person. Unless the context indicates otherwise, references herein to “the Company” include all of our consolidated subsidiaries.

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

*	We are exposed to the risk that the cash flows of our tenants and borrowers will be adversely affected by increased liability claims and general and professional liability insurance costs;

*	We are exposed to risks related to environmental laws and the costs associated with the liability related to hazardous substances;

*	We are exposed to the risk that we may not be indemnified by our lessees and borrowers against future litigation;

*	We depend on the success of future acquisitions and investments;

*	We depend on the ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

*	We may need to incur more debt in the future, which may not be available on terms acceptable to the Company;

*	We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties;

*	We are exposed to risks associated with our investments in unconsolidated entities, including our lack of sole decision-making authority and our reliance on the financial condition of other interests;

*
We depend on revenues derived mainly from fixed rate investments in real estate assets, while our debt capital used to finance those investments is primarily at variable rates. This circumstance creates interest rate risk to the Company;

*	We are exposed to the risk that our assets may be subject to impairment charges;

*	We depend on the ability to continue to qualify as a real estate investment trust;

*
We have ownership limits in our charter with respect to our common stock and other classes of capital stock which may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders;

*
We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests.

See the notes to the annual audited consolidated financial statements, and “Business” and “Risk Factors” under Item 1 and Item 1A herein for a discussion of various governmental regulations and other operating factors relating to the health care industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones we face. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1. BUSINESS.

General

National Health Investors, Inc., a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries. As of December 31, 2012, our portfolio consisted of real estate (excluding the corporate office and assets held for sale) and mortgage and other note investments with a carrying value totaling $618,926,000 and other investments in the preferred stock and marketable securities of other REITs with a carrying value of $51,016,000, resulting in total invested assets of $669,942,000. We are a self-managed REIT with our own management reporting directly to our Board of Directors. Our mission is to invest in health care real estate or in the operations thereof through independent third-party managers which generates current income that will be distributed to stockholders. We have pursued this mission by investing primarily in leased properties, mortgage loans and RIDEA transactions. These investments include assisted living facilities, senior living campuses, independent living, skilled nursing facilities, medical office buildings and hospitals, all of which are collectively referred to herein as "Health Care Facilities." We have historically funded these investments through three sources of capital: (1) current cash flow, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary term debt.

At December 31, 2012, our continuing operations consisted of investments in real estate and mortgage notes receivable in 134 health care facilities located in 25 states consisting of 41 assisted living facilities, 6 senior living campuses, 3 independent living facilities, 78 skilled nursing facilities, 2 medical office buildings, 4 hospitals and other notes receivable. These investments consisted of approximately $534,676,000 of net real estate investments in 107 health care facilities with 19 lessees and $84,250,000 aggregate carrying value of mortgage and other notes receivable from 16 borrowers related to 27 health care facilities.

All of our investments in real estate and mortgage loans secured by real estate are located within the United States. We are managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision making. Therefore, we have concluded that we operate as a single segment. Information about revenues from our tenants and borrowers, a measure of our income, and total assets for this segment can be found in Item 8 of this Form 10-K.

Types of Health Care Facilities

Assisted living facilities. As of December 31, 2012, our portfolio included 39 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by 2 ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. They may also provide assistance to elderly residents with activities of daily living such as bathing, grooming, memory care services and administering medication. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government programs.

Skilled nursing facilities. As of December 31, 2012, our portfolio included 55 skilled nursing facilities (“SNF”) leased to operators and mortgage loans secured by 23 SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the SNFs receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Most SNFs must obtain a Certificate of Need (“CON”) from the state before opening or expanding such facilities. Some SNFs include assisted living beds.

Independent living facilities. As of December 31, 2012, our portfolio included 3 independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government programs. ILFs may be licensed and regulated in some states, but do not require the issuance of a CON as required for SNFs.

Senior living campuses. As of December 31, 2012, our portfolio included 5 senior living campuses ("SLC") leased to operators and a mortgage loan secured by 1 SLC. SLCs are either freestanding or multi-site campuses that include skilled nursing beds combined with an ILF and/or an ALF that provide basic room and board functions for elderly residents. They may also provide assistance to elderly residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents.

Medical office buildings. As of December 31, 2012, our portfolio included 2 medical office buildings (“MOB”) leased to operators. MOBs are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. MOBs differ from conventional office buildings due to the special requirements of the tenants. Each of our MOBs is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee then sub-leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of its ability to sub-lease the individual office space.

Hospitals. As of December 31, 2012, our portfolio included 3 hospitals (“HOSP”) leased to operators and a mortgage loan secured by 1 hospital. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government programs.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, as mortgage loans or, in operations, through structures allowed by the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). We have also provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a lease with us upon completion of the construction. The annual lease rates on our leases and the annual interest rates on our mortgage and construction loans ranged between 7.5% and 10% during 2012. We normally charge a commitment fee of 1% based on the purchase price of the property or the total principal amount of a mortgage or construction loan. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

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

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. The acute care hospital and MOB's which we own and lease give the lessee an option to purchase the underlying property at the greater of i) our acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by us. In addition, the acute care hospital and MOB leases contain a right of first refusal for the lessee if we receive an offer to buy the underlying leased property.

Some of the obligations under the leases are guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. In some leases, the third party operator will also guarantee some portion of the lease obligations. Some obligations are backed further by other collateral such as machinery, equipment, furnishings and other personal property.

We monitor our triple-net lessee tenant credit quality and identify any material changes in credit quality by performing the following activities:

•	Obtaining financial statements on a monthly, quarterly and/or annual basis to assess the operational trends of our tenants and the financial position and capability of those tenants

•	Calculating the operating cash flow for each of our tenants

•	Calculating the lease service coverage ratio and other ratios pertinent to our tenants

•	Obtaining property-level occupancy rates for our tenants

•	Verifying the payment of taxes by our tenants

•	Obtaining certificates of insurance for each tenant

•	Obtaining financial statements of our lessee guarantors on an annual basis

•	Conducting a periodic inspection of our properties to ascertain proper maintenance, repair and upkeep

•	Monitoring those tenants with indications of continuing and material deteriorating credit quality through discussions with our executive management and Board of Directors

RIDEA Transactions. Our arrangement with Bickford is structured to be compliant with the provisions of RIDEA which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and gives NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary ("TRS"). Accordingly, the TRS holds our 85% equity interest in an unconsolidated operating company, which we do not control, and provides an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests.

Construction loans. From time to time, we also provide construction loans that by their terms convert to mortgage loans upon the completion of the construction of the facility. We may also obtain a purchase option to acquire the facility at a future date and lease the facility back to the operator. The terms of such construction loans are for a period which commences upon the closing of such loans and terminates upon the earlier of (a) the completion of the construction of the applicable facility or (b) a specific date. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. Interest is typically assessed on these loans at rates equivalent to the eventual mortgage rate upon conversion. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower's parent, affiliates of the borrower or one or more of the individuals who control the borrower.

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

Other notes receivable. We have provided a revolving credit facility to a borrower whose business is to provide bridge loans to owner-operators who are qualifying for long-term HUD financing secured by health care facilities. Our interest rate on the credit facility is 13.5%.

Investment in preferred stock and marketable securities of other healthcare REITs. We have invested a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure the substantial portion of our assets are invested for real estate purposes.

Competition and Market Conditions

We compete with other REITs, private equity funds and other investors (including, but not limited to, banks, insurance companies, and investment banks who market securities in mortgage funds) in the acquisition, leasing and financing of health care-related properties primarily on the basis of price and flexibility of financing structure.

Operators of the Health Care Facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and/or patients and staff based on quality of care, reputation, physical appearance of facilities, services offered, family preference, physicians, staff and price. Competition is with independent operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of our Health Care Facilities. Some of these facilities are operated for profit while others are owned by governmental agencies or tax exempt not-for-profit organizations.

The SNFs which either secure our mortgage loans or we lease to operators receive the majority of their revenues from Medicare, Medicaid and other government programs. From time to time, these facilities have experienced Medicare and Medicaid revenue reductions brought about by the enactment of legislation to reduce government costs. In particular, the establishment of a Medicare Prospective Payment System (“PPS”) for SNF services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to SNF providers. While Congress subsequently took steps to mitigate the impact of PPS on SNFs, other federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to SNFs. State Medicaid funding is not expected to keep pace with inflation according to industry studies. Any changes in government reimbursement methodology that reduce reimbursement to levels that are insufficient to cover the operating costs of our borrowers and lessees could adversely impact us. The ALF industry generally relies on private-pay residents who may be negatively impacted in an economic downturn. The success of these facilities is often impacted by the existence of comparable, competing facilities in a local market.

Operator Diversification

The majority of our Health Care Facilities are operated by the owner or lessee. For the year ended December 31, 2012, 46% of our portfolio revenue was from publicly-owned companies, 47% was from regional operators, and 7% was from smaller operators. As a percent of total investments at net book value, approximately 12% of the Health Care Facilities are operated by publicly-owned companies, 77% are operated by regional health care entities and 11% are operated by smaller entities. We consider the operator to be an important factor in determining the creditworthiness of the investment, and we generally have the right to approve any changes in operators.

For the year ended December 31, 2012, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Emeritus Senior Living; Fundamental Long Term Care Holdings, LLC; Health Services Management, Inc.; Landmark Senior Living; Legend Healthcare, LLC; National HealthCare Corp.; Senior Living Management Corporation, LLC; SeniorHealth of Rutherford, LLC; SeniorTrust of Florida, Inc; SP Silverdale, LLC; and White Pine Senior Living.

Major Customer - NHC

National HealthCare Corporation (“NHC”), is a publicly-held company and our largest customer. Under a Master Lease Agreement dated October 17, 1991, we lease 41 health care facilities to NHC, six of which are included among our discontinued operations as discussed below. The 35 properties included in continuing operations are comprised of 3 independent living facilities and 32 SNFs (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC under the Master Lease Agreement). A 15-year renewal term began January 1, 2007, and included 3 additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by the tenant at its expense. In December 2012, we entered into an extension to the Master Lease Agreement with NHC through December 2026. Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The Master Lease Agreement is a "triple net lease" under which NHC is responsible for all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings) and other charges relating to the ownership and operation of the Health Care Facilities. NHC is obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to the full replacement costs thereof, insurance against boiler explosion and similar insurance, flood insurance if the land constituting the Health Care Facility is located within a designated flood plain area and to maintain specified property damage insurance, protecting us as well as NHC at such Health Care Facility. NHC is also obligated to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility, with respect to each Health Care Facility leased by NHC.

Our revenues from continuing operations were $96,953,000, $87,213,000 and $82,579,000 in 2012, 2011 and 2010, respectively. Of these amounts, $33,056,000 (34%), $32,619,000 (37%) and $31,985,000 (39%) in 2012, 2011 and 2010, respectively, were derived from our master lease with NHC.

In December 2012, we entered into a letter of agreement for the sale of six older skilled nursing facilities to the current lessee, NHC, for $21,000,000 in cash. The sale is to be completed on December 31, 2013. Effective January 1, 2014, NHI’s annual base rent of $33,700,000 will be reduced to $30,750,000. Accordingly, we have reclassified those assets to be sold to NHC as held-for-sale as of December 31, 2012, and the results of operation of the facilities held for sale were classified as discontinued operations for all periods presented in our Consolidated Statements of Income.

NHC owned 1,630,462 shares of our common stock at December 31, 2012. The chairman of our board of directors is also a director on NHC’s board.

Commitments and Contingencies

The following table summarizes information related to our outstanding commitments and contingencies as of December 31, 2012, which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded To Date	Remaining
Commitments:
Bickford Senior Living	AL/ALZ	Development	$27,000,000	$(4,016,000)	$22,984,000
Kentucky River Medical Center	Hospital	Renovation	$8,000,000	$—	$8,000,000
Santé Partners	SLC	Renovation	$3,500,000	$—	$3,500,000
Bickford Senior Living	AL/ALZ	Revolving Credit	$3,000,000	$(36,000)	$2,964,000
Santé Mesa	Hospital	Development	$13,870,000	$(11,870,000)	$2,000,000
Capital Funding Group	N/A	Revolving Credit	$15,000,000	$(15,000,000)	$—

Contingencies:
Legend Healthcare	SNF	Purchase Consideration	$5,478,000	$(2,222,000)	$3,256,000
Helix Healthcare	Hospital	Purchase Consideration	$12,500,000	$(11,500,000)	$1,000,000

Sources of Revenues

General. Our revenues are derived primarily from rental income, mortgage interest income and income from our other investments, substantially all of which are in the securities of other healthcare REITs. During 2012, rental income was $85,115,000 (88%), interest income from mortgages and other notes was $7,426,000 (8%) and income from our other investments was $4,412,000 (4%) of total revenue from continuing operations of $96,953,000. Our revenues depend on the operating success of our facility operators whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

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

Medicare and Medicaid. A significant portion of the revenue of our SNF lessees and borrowers is derived from government funded reimbursement programs, such as Medicare and Medicaid. Reimbursement under these programs is subject to periodic payment review and other audits by federal and state authorities. Medicare is uniform nationwide and reimburses skilled nursing centers under a Prospective Payment System (“PPS”) which is based on a predetermined, fixed amount. PPS was instituted as mandated by the Balanced Budget Act of 1997 and became effective July 1, 1998. PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally adjusted each October when the federal fiscal year begins. The current acuity classification system is named Resource Utilization Groups IV (“RUGs IV”) and was effective October 1, 2010. PPS as implemented in 1998 had an adverse impact on the healthcare industry and our lessees’ and borrowers’ business by decreasing payments materially, which adversely impacted our business. Refinements in the form of temporary add-ons provided some relief until October 1, 2002. Since then, annual market basket (inflationary) increases have continued to improve payments; however, other federal legislative policies have been adopted and continue to be proposed that could reduce Medicare payments to nursing facilities. For example, in July 2011, the Centers for Medicare and Medicaid Services (CMS) announced the Skilled Nursing Facilities – PPS final rule for fiscal year 2012 which cut Medicare payments to SNF operators by a net 11.1% beginning October 1, 2011. In July 2012, CMS announced the final rule for fiscal 2013 that increased Medicare payments to SNF operators by a net 1.8% for the fiscal year beginning October 1, 2012. The final rule for 2013 does not take into account the ongoing attempt by Congress to reduce the federal deficit by $1.5 trillion over the next decade as required by the Budget Control Act of 2011. The failure of Congress to agree on spending reductions to meet deficit goals would trigger automatic spending cuts of 2% to Medicare.

RUGs IV incorporates changes to PPS that significantly altered how SNFs are paid for rendering care. Operators of our SNFs who are not well versed in the new regulations will be at risk for reductions in revenue. Some examples are as follows:

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

Investment Policies

Our investment objectives are (i) to provide consistent and growing current income for distribution to our stockholders through investments primarily in health care related facilities or in the operations thereof through independent third-party management, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders' capital through a balance of diversity, flexibility and liquidity. There can be no assurance that these objectives will be realized. Our investment policies include making investments in real estate, mortgage and other notes receivable and securities of other publicly-held REITs.

As described in the notes to the consolidated financial statements, we funded or made commitments to fund new investments in real estate and loans during 2012 totaling $178,457,000, and we anticipate making additional investments in 2013 that meet our underwriting criteria. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed.

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

Executive Officers of the Company

The table below sets forth the name, position and age of each of our executive officers. Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 14, 2013:

Name	Position	Age
J. Justin Hutchens	President and Chief Executive Officer	38
Roger R. Hopkins	Chief Accounting Officer	51
Kristin S. Gaines	Chief Credit Officer	41

J. Justin Hutchens joined NHI in February 2009 as President and COO. Pursuant to a succession plan, in March 2011 he was appointed CEO. Prior to joining NHI, Mr. Hutchens acquired 15 years of senior care operations experience. His background includes multi-site management with assisted living and skilled nursing facilities (1997 - 2003). He has national operating experience (2003 -2009) as the Senior Vice-President and COO of Summerville Senior Living and Executive Vice-President and COO of Emeritus Senior Living (NYSE: ESC). Mr. Hutchens holds a Master of Science in Management from Regis University and a Bachelor of Science in Human Services from the University of Northern Colorado. He was awarded Executive Certificates in Measurement and Control of Organizational Performance from the University of Michigan, and Strategy and Innovation from the MIT Sloan School of Management.

Roger R. Hopkins joined NHI in 2006 and was named Chief Accounting Officer in December 2006. He has over 30 years of public accounting and financial management experience. Until 2006, he was a partner in the Tennessee regional accounting firm of Rodefer Moss & Co, PLLC. He was previously a senior manager in the Nashville, Tennessee office of Deloitte & Touche. Mr. Hopkins received a Bachelor of Science degree in Accounting from Tennessee Technological University in 1982 and is a Certified Public Accountant.

Kristin S. Gaines was appointed NHI’s Chief Credit Officer in February 2010. She joined NHI in 1998 as a Credit Analyst. During her tenure with NHI, Ms. Gaines has had a progressive career in the areas of finance and operations. Her experience has resulted in a breadth of expertise in underwriting, portfolio oversight and real estate finance. Ms. Gaines holds an MBA and a BBA in Accounting from Middle Tennessee State University.

We have a staff of 10, all serving in our corporate office in Murfreesboro, TN. Essential services such as internal auditing, tax compliance, information technology, legal services, and investor relations are outsourced to third-party professional firms.

Investor Information

We maintain a web site at www.nhireit.com. We publish to this web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases. We have a policy of publishing these on the website within two (2) business days after public release or filing with the SEC.

We also maintain the following documents on our web site:

▪
The NHI Code of Ethics and Standards of Conduct.  This has been adopted for all employees, officers and directors of the Company.  The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of Conduct.  To date there have been none.

▪
Information on our “NHI Valuesline” which allows all interested parties unrestricted access to our Internal Auditor, executive officers and directors.  The toll free number is 877-880-2974 and the communications may be made anonymously, if desired.

▪	The NHI Restated Audit Committee Charter.

▪	The NHI Compensation Committee Charter.

▪	The NHI Nomination and Corporate Governance Committee Charter.

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

The Annual Stockholders’ meeting will be held at noon local time on Monday, April 29, 2013 at our corporate office at 222 Robert Rose Drive, Murfreesboro, TN.

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

ALF and SNF operators have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the states of Texas and Florida. As a result, general and professional liability costs have increased and may continue to increase. Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Both Texas and Florida have now adopted SNF liability laws that modify or limit tort damages. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurance can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for ALFs and SNFs. Thus, general and professional liability insurance coverage may be restricted, very costly or not available, which may adversely affect the facility operators’ future operations, cash flows and financial condition and may have a material adverse effect on the facility operators’ ability to meet their obligations to us.

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

From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our notes receivable and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements.  We must reinvest these proceeds, on a timely basis, in health care investments or in qualified short-term investments.  We compete for real estate investments with a broad variety of potential investors.  This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us.  Delays in acquiring properties may negatively impact revenues and the amount of distributions to stockholders.

We may need to incur more debt in the future, which may not be available on terms acceptable to the Company.

We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our low debt levels, availability under our unsecured credit facility and current liquidity will enable us to meet our obligations, including dividends, and continue to make investments in healthcare real estate. While we currently have a very low debt ratio, in the future, we may increase our borrowings. We may incur additional debt by borrowing under our unsecured credit facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction.  We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our credit facility at or prior to its maturity.  Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions.  If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

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

We are exposed to risks associated with our investments in unconsolidated entities, including our lack of sole decision-making authority and our reliance on the financial condition of other interests.

Our investments in unconsolidated entities could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on the financial condition of other interests, any disputes that may arise between us and other partners, and our exposure to potential losses from the actions of partners. Risks of dealing with parties outside NHI include limitations on unilateral major decisions opposed by other interests, the prospect of divergent goals of ownership including the likelihood of disputes regarding management, ownership or disposition of a property, or limitations on the transfer of our interests without the consent of our partners. Risks of the unconsolidated entity extend to areas in which the financial health of our partners may impact our plans. Our partners might become bankrupt or fail to fund their share of required capital contributions, which may hinder significant action in the entity. We may disagree with our partners about decisions affecting a property or the entity itself, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and finally, we may suffer losses as a result of actions taken by our partners with respect to our investments.

We depend on revenues derived mainly from fixed rate investments in real estate assets, while our debt capital used to finance those investments is primarily at variable rates. This circumstance creates interest rate risk to the Company.

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

We have ownership limits in our charter with respect to our common stock and other classes of capital stock which may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

Our charter, subject to certain exceptions, contains restrictions on the ownership and transfer of our common stock and preferred stock that are intended to assist us in preserving our qualification as a REIT.  Our charter, provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under Internal Revenue Code would be void, which, subject to certain exceptions, results in no person or entity being allowed to own, actually or constructively, more than 9.9% of the outstanding shares of our stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit and such an exemption has been granted through Excepted Holder Agreements to members of the Carl E. Adams family.  Based on the Excepted Holder Agreements currently outstanding, the individual ownership limit for all other stockholders is approximately 7.5%.  Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits.  These ownership limits may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS
 AS OF DECEMBER 31, 2012

SKILLED NURSING		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
ALABAMA
NHC HealthCare, Anniston	Anniston	L	151
NHC HealthCare, Moulton	Moulton	L	136

ARIZONA
Sunbridge Estrella Care & Rehabilitation	Avondale	L	161

FLORIDA
Ayers Health & Rehabilitation Center	Trenton	L	120
Bayonet Point Health & Rehabilitation Center	Hudson	L	180
Bear Creek Nursing Center	Hudson	L	120
Brooksville Healthcare Center	Brooksville	L	180
Cypress Cove Care Center	Crystal River	L	120
Heather Hill Healthcare Center	New Port Richey	L	120
Parkway Health & Rehabilitation Center	Stuart	L	177
Royal Oak Nursing Center	Dade City	L	120
The Health Center of Merritt Island	Merritt Island	L	180
The Health Center of Plant City	Plant City	L	180

GEORGIA
Ashton Woods Rehabilitation Center	Atlanta	M	157
NHC HealthCare, Rossville*	Rossville	L	112
The Place at Deans Bridge	Augusta	M	100
The Place at Martinez	Augusta	M	100
The Place at Pooler	Pooler	M	122

IDAHO
Grangeville Health and Rehabilitation Center	Grangeville	L	60

KANSAS
Chanute HealthCare Center	Chanute	M	77
Council Grove HealthCare Center	Council Grove	M	80
Haysville HealthCare Center	Haysville	M	119
Larned HealthCare Center	Larned	M	83
Sedgwick HealthCare Center	Sedgwick	M	62

KENTUCKY
NHC HealthCare, Glasgow	Glasgow	L	206
NHC HealthCare, Madisonville*	Madisonville	L	94

MASSACHUSETTS
Buckley HealthCare Center	Greenfield	M	120
Holyoke Health Care Center	Holyoke	M	102
John Adams HealthCare Center	Quincy	M	71
Longmeadow of Taunton	Taunton	M	100

SKILLED NURSING		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
MISSOURI
Charlevoix HealthCare Center	St. Charles	M	142
Columbia HealthCare Center	Columbia	M	97
Joplin HealthCare Center	Joplin	M	92
NHC Healthcare, Desloge	Desloge	L	120
NHC Healthcare, Joplin	Joplin	L	126
NHC Healthcare, Kennett	Kennett	L	170
NHC Healthcare, Maryland Heights	Maryland Heights	L	220
NHC HealthCare, St. Charles	St. Charles	L	120

NEW HAMPSHIRE
Epsom HealthCare Center	Epsom	M	108
Maple Leaf HealthCare Center	Manchester	M	114
Villa Crest HealthCare Center	Manchester	M	165

SOUTH CAROLINA
NHC Healthcare, Anderson	Anderson	L	290
NHC Healthcare, Greenwood	Greenwood	L	152
NHC HealthCare, Laurens	Laurens	L	176
UniHealth Post-Acute Care-Orangeburg	Orangeburg	L	88

TENNESSEE
NHC Healthcare, Athens	Athens	L	98
NHC Healthcare, Chattanooga	Chattanooga	L	207
NHC HealthCare, Columbia*	Columbia	L	106
NHC HealthCare, Dickson	Dickson	L	211
NHC HealthCare, Franklin	Franklin	L	80
NHC Healthcare, Hendersonville	Hendersonville	L	122
NHC Healthcare, Hillview*	Columbia	L	92
NHC Healthcare, Johnson City	Johnson City	L	160
NHC Healthcare, Knoxville*	Knoxville	L	139
NHC Healthcare, Lewisburg	Lewisburg	L	102
NHC HealthCare, McMinnville	McMinnville	L	150
NHC HealthCare, Milan	Milan	L	122
NHC Healthcare, Oakwood	Lewisburg	L	60
NHC HealthCare, Pulaski	Pulaski	L	102
NHC Healthcare, Scott	Lawrenceburg	L	62
NHC HealthCare, Sequatchie	Dunlap	L	120
NHC HealthCare, Smithville	Smithville	L	120
NHC Healthcare, Somerville	Somerville	L	84
NHC Healthcare, Sparta	Sparta	L	120
NHC HealthCare, Springfield*	Springfield	L	107

TEXAS
Heritage Manor of Canton	Canton	L	110
Heritage Oaks	Arlington	L	204
Heritage Place	Mesquite	L	149
Legend Healthcare & Rehabilitation	Paris	L	120

SKILLED NURSING		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
Legend Oaks Healthcare and Rehabilitation Center (East)	Houston	L	125
Legend Oaks Healthcare and Rehabilitation Center (Northwest)	Houston	L	125
Legend Oaks Healthcare and Rehabilitation Center	San Antonio	L	125
Legend Oaks Healthcare and Rehabilitation Center - Ennis	Ennis	L	124
Legend Healthcare & Rehabilitation	Greenville	L	125
Legend Oaks Healthcare and Rehabilitation Center	Houston	L	124
Legend Oaks Healthcare and Rehabilitation Center	Houston	L	125
Park Place Care Center	Georgetown	M	164
The Village at Richardson	Richardson	L	280
Winterhaven Healthcare Center	Houston	L	160

VIRGINIA
Heritage Hall - Brookneal	Brookneal	M	60
Heritage Hall - Grundy	Grundy	M	120
Heritage Hall - Laurel Meadows	Laurel Fork	M	60
Heritage Hall - Virginia Beach	Virginia Beach	M	90
Heritage Hall - Front Royal	Front Royal	M	60
Heritage Hall - Lexington	East Lexington	M	60
NHC HealthCare, Bristol	Bristol	L	120

ASSISTED LIVING
ARIZONA
The Place at Gilbert	Gilbert	L	40
The Place at Glendale	Glendale	L	38
The Place at Tanque Verde	Tucson	L	42
The Place at Tucson	Tucson	L	60

FLORIDA
Brentwood at Fore Ranch	Ocala	M	120
Indigo Palms at Maitland	Maitland	L	116
Savannah Court of Bartow	Bartow	L	30
Savannah Court of St. Cloud	St. Cloud	L	30
Savannah Court of Lakeland	Lakeland	L	30

GEORGIA
Savannah Court at Lake Oconee	Greensboro	L	64

IDAHO
Indianhead Estates	Weiser	L	25

ILLINOIS
Bickford of Peoria	Peoria	L	32

INDIANA
Bickford of Carmel**	Carmel	L	60
Bickford of Crown Point**	Crown Point	L	60
Bickford of Greenwood**	Greenwood	L	60
Bickford of Lafayette	LaFayette	L	28

ASSISTED LIVING		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
IOWA
Bickford of Clinton	Clinton	L	37
Bickford of Iowa City	Iowa City	L	37

KANSAS
Bickford of Mission Springs	Mission	L	91
Bickford of Overland Park	Overland Park	L	79

LOUISIANA
West Monroe Arbors	West Monroe	L	59
Bossier Arbors	Bossier City	L	60
Bastrop Arbors	Bastrop	L	38
Minden Arbors	Minden	L	26

MICHIGAN
Bickford of Battle Creek	Battle Creek	L	46
Bickford of Lansing	Lansing	L	46
Bickford of Midland	Midland	L	46
Bickford of Saginaw	Saginaw	L	46

MINNESOTA
Traditions	Owatonna	M	70
Gracewood Champlin	Champlin	L	30
Gracewood Hugo	Hugo	L	24
Gracewood Maplewood	Maplewood	L	42
Gracewood North Branch	North Branch	L	30

OREGON
Dorian Place	Ontario	L	44
Wellsprings	Ontario	L	32

PENNSYLVANIA
Heritage Hill Senior Community	Weatherly	L	143

SOUTH CAROLINA
The Place at Conway	Conway	L	52

TENNESSEE
The Place at Gallatin	Gallatin	L	49
The Place at Kingsport	Kingsport	L	49
The Place at Tullahoma	Tullahoma	L	49

WISCONSIN
Charleston House	Beaver Dam	L	120

CALIFORNIA
Linda Valley Care Center	Loma Linda	L	181

SENIOR LIVING CAMPUS		Lease (L)/	Licensed
Center	City	Mortgage (M)	Beds
IDAHO
Sunbridge Retirement & Rehab for Nampa	Nampa	L	183

FLORIDA
Savannah Court of Maitland	Maitland	L	151
Savannah Court of Palm Beaches	W. Palm Beach	L	144

OREGON
East Cascade Retirement Community	Madras	M	76

WASHINGTON
Sante Silverdale	Silverdale	L	138

HOSPITALS
ARIZONA
Santé Mesa	Mesa	M	70

CALIFORNIA
Alvarado Parkway Institute	La Mesa	L	66

KENTUCKY
Kentucky River Hospital	Jackson	L	55

TENNESSEE
TrustPoint Hospital (Polaris)	Murfreesboro	L	60

INDEPENDENT LIVING
MISSOURI
Lake St. Charles Retirement Center	St. Charles	L	180

TENNESSEE
Colonial Hill Retirement Center	Johnson City	L	63
Parkwood Retirement Apartments	Chattanooga	L	30

MEDICAL OFFICE			Sq. Ft.
FLORIDA
North Okaloosa	Crestview	L	27,017

TEXAS
Pasadena Bayshore	Pasadena	L	61,500

CORPORATE OFFICE
TENNESSEE	Murfreesboro	N/A	7,000

* Facility was classified as held for sale at December 31, 2012 and in discontinued operations for all periods presented in the consolidated financial statements
** Under construction

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension.  Leases associated with facilities held for sale at December 31, 2012 are not considered below.  We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent**	Annualized
Year	Expiring	Square Feet*	of Units/Beds	(in thousands)	Gross Rent
2013	2	27,017	60	$711.78%
2014	6	—	780	6,444	7.08%
2015	—	—	—	—	—%
2016	7	—	1,198	7,184	7.90%
2017	14	—	778	7,564	8.31%
2018	2	61,500	88	1,080	1.19%
2019	1	—	143	403.44%
2020	4	—	154	1,672	1.84%
2021	2	—	344	1,781	1.96%
2022	4	—	156	3,082	3.39%
Thereafter	65	—	7,268	61,048	67.11%
*Rentable Square Feet represents total square footage in two MOB investments.
**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would generate if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.

ITEM 3. LEGAL PROCEEDINGS.

The Health Care Facilities are subject to claims and suits in the ordinary course of business.  Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us against all liabilities arising from the operation of the Health Care Facilities, and are further obligated to  indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations.  NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation has been resolved with respect to one of the nonprofit corporations. A receiver has been appointed for each of the other two nonprofit corporations, SeniorTrust of Florida, Inc. ("SeniorTrust") and ElderTrust of Florida, Inc ("ElderTrust"). The receiver of each of SeniorTrust and ElderTrust is charged with winding-up the affairs of those entities, which will include the sale of those assets that secure the financing provided to each entity by NHI. As disclosed in our Form 8-K filed September 7, 2012, the receiver of SeniorTrust has caused SeniorTrust to bring a lawsuit against NHI and another party (Davidson Co. Chancery Court Case No. 12-1275-III). As part of the complaint, SeniorTrust asserts claims that primarily arise from an allegation that the terms of a 2004 transaction in which NHI sold a group of nursing homes in Kansas and Missouri to SeniorTrust, with NHI providing 100% financing of the purchase price, were unfair to SeniorTrust. SeniorTrust also alleges that NHI caused SeniorTrust to enter into other transactions on terms adverse to SeniorTrust. SeniorTrust seeks compensatory and punitive damages and other relief. NHI has denied SeniorTrust's claims and intends to vigorously defend against SeniorTrust's complaint. NHI also has asserted a counterclaim seeking payment in full of SeniorTrust's outstanding debt to NHI upon the receiver's sale of the assets that secure that debt.

As disclosed in our Form 8-K filed January 18, 2013, the receiver of ElderTrust has caused ElderTrust to bring a lawsuit against NHI and another party (Davidson Co., Tenn. Chancery Court Case No. 13-0060-IV). ElderTrust asserts claims that primarily arise from an allegation that the terms of the 2001 transaction in which NHI sold seven nursing homes in New Hampshire and Massachusetts to ElderTrust, with NHI providing 100% of the financing of the purchase price, were unfair to ElderTrust and that NHI caused ElderTrust to enter into other transactions on adverse terms. ElderTrust seeks compensatory and punitive damages and other relief. NHI denies ElderTrust's claims and intends to vigorously defend against ElderTrust's complaint. In addition, ElderTrust had been making timely principal and interest payments to NHI in the amount of $308,333.33 per month for the last five years. However, the payments NHI received from ElderTrust in January and February 2013 were for interest only. NHI filed a motion in (Davidson Co., Tenn. Chancery Court Case No. 12-1283-IV(III)) asserting that ElderTrust's receiver has put ElderTrust in breach of its obligation to NHI by reducing its monthly payment and requested that the Court authorize NHI to declare ElderTrust and its affiliated LLCs in default of their debt obligation and to pursue the default remedies provided for in the loan documents. On February 13, 2013, the Court denied this motion.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s charter contains certain provisions which are designed to ensure that the Company’s status as a REIT is protected for federal income tax purposes. One of these provisions provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the IRS Code would be void, which, subject to certain exceptions, results in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s stock. In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants. Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family. These written agreements are intended to restate and replace the parties’ prior verbal agreement. Based on the Excepted Holder Agreements currently outstanding, the individual ownership limit for all other stockholders is approximately 7.5%. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. These agreements were entered into in connection with the Company’s announcement in 2008 of a stock purchase program pursuant to which the Company subsequently purchased 194,100 shares of its common stock in the public market from its stockholders.

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

In order to qualify for the beneficial tax treatment accorded to a REIT, we must make distributions to holders of our common stock equal on an annual basis to at least 90% of our REIT taxable income (excluding net capital gains), as defined in the Internal Revenue Code.  Cash available for distribution to our stockholders is primarily derived from interest payments received on our notes and from rental payments received under our leases.  All distributions will be made by us at the discretion of the Board of Directors and will depend on our cash flow and earnings, our financial condition, bank covenants contained in our financing documents and such other factors as the Board of Directors deems relevant.  Our REIT taxable income is calculated without reference to our cash flow.  Therefore, under certain circumstances, we may not have received cash sufficient to pay our required distributions.

Common Stock Market Prices and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “NHI”. As of February 14, 2013, there were approximately 21,900 holders of record of shares and approximately 900 beneficial owners of shares.

High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2012			2011
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$51.29	$43.37	$.65	$48.48	$44.55	$.615
June 30	51.63	47.16	.65	49.55	42.52	.615
September 30	54.81	51.00	.67	48.03	37.90	.615
December 31	57.30	51.00	.89[1]	46.16	39.81	.87[1]
1Includes a special dividend of $0.22 per share

The closing price of our stock on February 13, 2013 was $64.68.

We currently maintain two equity compensation plans: the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) and the 2012 Stock Incentive Plan ("the 2012 Plan").  These plans have been approved by our stockholders.  The following table provides information as of December 31, 2012 about our common stock that may be issued upon grants of restricted stock and the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	211,675	$46.60	1,520,635[1]
1These shares remain available for grant under the 2005 Plan and the 2012 Plan.

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

Comparison of Cumulative Total Return

$300
$250
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
NHI
NAREIT

	2007	2008	2009	2010	2011	2012
NHI	$100.00	$108.84	$159.16	$205.67	$212.40	$288.48
NAREIT	$100.00	$62.75	$64.02	$65.30	$70.05	$84.13
S&P 500	$100.00	$63.00	$79.67	$91.67	$93.60	$108.58

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our financial information for the five years ended December 31, 2012.  This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. Prior period financial information has been reclassified for presentation of operations discontinued in 2012 as described in the notes to the consolidated financial statements. These reclassifications had no impact on previously reported net income.

(dollars in thousands, except share and per share amounts)
	Years Ended December 31,
STATEMENT OF INCOME DATA:	2012	2011	2010	2009	2008
Revenues	$96,953	$87,213	$82,579	$68,454	$64,194

Income from continuing operations	74,663	73,192	61,786	56,255	49,620
Discontinued operations:
Income from operations - discontinued	4,269	4,592	5,631	7,974	7,890
Gain on sales of real estate	11,966	3,348	2,004	—	—
Net income	90,898	81,132	69,421	64,229	57,510
Net income attributable to noncontrolling interest	(167)	—	—	—	—
Net income attributable to common stockholders	$90,731	$81,132	$69,421	$64,229	$57,510

PER SHARE DATA:
Basic earnings per common share:
Income from continuing operations	$2.68	$2.64	$2.23	$2.04	$1.79
Discontinued operations	.58	.29	.28	.29	.29
Net income attributable to common stockholders	$3.26	$2.93	$2.51	$2.33	$2.08

Diluted earnings per common share:
Income from continuing operations	$2.68	$2.63	$2.23	$2.03	$1.79
Discontinued operations	.58	.29	.27	.29	.28
Net income attributable to common stockholders	$3.26	$2.92	$2.50	$2.32	$2.07

OTHER DATA:
Common shares outstanding	27,857,217	27,751,208	27,689,392	27,629,505	27,580,319
Weighted average common shares:
Basic	27,811,813	27,719,096	27,664,482	27,586,338	27,706,106
Diluted	27,838,720	27,792,592	27,732,959	27,618,300	27,731,951

Regular dividends declared per common share	$2.64	$2.495	$2.36	$2.20	$2.20
Special dividends declared per common share	$.22	$.22	$—	$.10	$.22

BALANCE SHEET DATA: (at year end)
Mortgages and other notes receivable, net	$84,250	$78,672	$75,465	$94,588	$108,640
Real estate properties, net	$535,390	$394,795	$327,654	$223,861	$181,332
Preferred stock and marketable securities	$51,016	$49,496	$60,608	$59,454	$64,726
Assets held for sale, net	$1,611	$29,381	$36,853	$33,420	$200
Total assets	$705,981	$579,563	$509,341	$459,360	$457,106
Debt	$203,250	$97,300	$37,765	$—	$3,987
Total equity	$468,047	$443,485	$442,500	$434,612	$429,615

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

Executive Overview

National Health Investors, Inc., a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries. As of December 31, 2012, our portfolio consisted of real estate (excluding the corporate office and assets held for sale) and mortgage and other note investments with a carrying value totaling $618,926,000 and other investments in the preferred stock and marketable securities of other REITs with a carrying value of $51,016,000, resulting in total invested assets of $669,942,000. We are a self-managed REIT with our own management reporting directly to our Board of Directors. Our mission is to invest in health care real estate or in the operations thereof through independent third-party managers which generates current income that will be distributed to stockholders. We have pursued this mission by investing primarily in leased properties, loans and RIDEA transactions. These investments include assisted living facilities and their operations, senior living campuses, independent living, skilled nursing facilities, medical office buildings and hospitals, all of which are collectively referred to herein as "Health Care Facilities." We have historically funded these investments through three sources of capital: (1) current cash flow, (2) the sale of equity securities, and (3) debt offerings, including bank lines of credit, the issuance of convertible debt instruments, and the issuance of ordinary term debt.

Portfolio

At December 31, 2012, our continuing operations consisted of investments in real estate and mortgage notes receivable in 134 health care facilities located in 25 states consisting of 41 assisted living facilities, 6 senior living campuses, 3 independent living facilities, 78 skilled nursing facilities, 2 medical office buildings, 4 hospitals and other notes receivable. These investments consisted of approximately $534,676,000 of net real estate investments in 107 health care facilities with 19 lessees and $84,250,000 aggregate carrying value of mortgage and other notes receivable from 16 borrowers related to 27 health care facilities.

National HealthCare Corporation (“NHC”), is a publicly-held company and our largest customer. Under a Master Lease Agreement dated October 17, 1991, we lease 41 health care facilities to NHC, six of which are included among our discontinued operations as discussed below. The 35 properties included in continuing operations are comprised of 3 independent living facilities and 32 SNFs (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC under the Master Lease Agreement). A 15-year renewal term began January 1, 2007, and included 3 additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by the tenant at its expense. In December 2012, we entered into an extension to the Master Lease Agreement with NHC through December 2026. Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current year	$1,243	$1,234	$750
Prior year final certification[1]	1,063	635	485
Total percentage rent	$2,306	$1,869	$1,235

1For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Our revenue from continuing operations was $96,953,000, $87,213,000 and $82,579,000 in 2012, 2011 and 2010, respectively. Of these amounts, $33,056,000 (34%), $32,619,000 (37%) and $31,985,000 (39%) in 2012, 2011 and 2010, respectively, were derived from our master lease with NHC.

In December 2012, we entered into a letter of agreement for the sale of six older skilled nursing facilities to the current lessee, NHC, for $21,000,000 in cash. The sale is to be completed on December 31, 2013. Effective January 1, 2014, NHI’s annual base rent of $33,700,000 will be reduced to $30,750,000. Accordingly, we have reclassified those assets to be sold to NHC as held-for-sale as of December 31, 2012, and the results of operation of the facilities held for sale were classified as discontinued operations for all periods presented in our Consolidated Statements of Income.

NHC owned 1,630,462 shares of our common stock at December 31, 2012. The chairman of our board of directors is also a director on NHC’s board.

The following tables summarize our investments in real estate (excluding corporate office and assets held for sale) and mortgage and other notes receivable as of December 31, 2012 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	55	7,734		$252,566
Assisted Living Facilities	39	1,984		187,486
Senior Living Campuses	5	797		49,909
Hospitals	3	181		36,707
Independent Living Facilities	3	273		3,587
Medical Office Buildings	2	88,517	*	4,421
Total Real Estate Properties	107			$534,676

Mortgage and Other Notes Receivable
Skilled Nursing Facilities	23	2,605		$49,279
Assisted Living Facilities	2	190		6,265
Senior Living Campus	1	76		800
Hospital	1	70		11,870
Other Notes Receivable	—	—		16,036
Total Mortgage and Other Notes Receivable	27	2,941		$84,250
Total Portfolio	134			$618,926

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	107	86.4%		$534,676
Mortgage and Other Notes Receivable	27	13.6%		84,250
Total Portfolio	134	100.0%		$618,926

Summary of Facilities by Type
Skilled Nursing Facilities	78	48.8%		$301,845
Assisted Living Facilities	41	31.3%		193,751
Senior Living Campuses	6	8.2%		50,709
Hospitals	4	7.8%		48,577
Independent Living Facilities	3	0.6%		3,587
Medical Office Buildings	2	0.7%		4,421
Other	—	2.6%		16,036
Total Real Estate Portfolio	134	100.0%		$618,926

Portfolio by Operator Type
Public	47	11.9%		$73,650
Regional	75	77.1%		476,960
Small	12	11.0%		68,316
Total Real Estate Portfolio	134	100.0%		$618,926

Public Operators
National HealthCare Corp.	35	6.7%		$41,344
Emeritus Senior Living	8	3.0%		18,868
Community Health Systems, Inc.	2	1.1%		6,608
Sun Healthcare Group, Inc.	2	1.1%		6,830
Total Public Operators	47	11.9%		$73,650

For the year ended December 31, 2012, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Emeritus Senior Living; Fundamental Long Term Care Holdings, LLC; Health Services Management, Inc.; Landmark Senior Living; Legend Healthcare, LLC; National HealthCare Corp.; SeniorHealth of Rutherford, LLC; SeniorTrust of Florida, Inc; Senior Living Management Corporation, LLC; SP Silverdale, LLC; and White Pine Senior Living.

As of December 31, 2012, our average effective annual rental income was $7,522 per bed for SNFs, $7,577 per unit for ALFs, $4,401 per unit for ILFs, $29,310 per bed for hospitals, and $12 per square foot for MOBs.

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes.  At December 31, 2012, such investments were $51,016,000.

Areas of Focus

We are evaluating and will potentially make investments in 2013 while continuing to monitor and improve our existing properties. Even as we make new investments, we expect to maintain a relatively low level of debt compared to the value of our assets and relative to our peers in the industry. Approximately 65% of our revenue from continuing operations is from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid.  Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures.  As a result, in 2009 we began to diversify our portfolio by focusing a significant portion of our investments into private-pay assisted living, memory care and other properties which do not rely primarily on Medicare and Medicaid reimbursement.

According to a recent estimate by the U.S. Department of Health and Human Services, the number of Americans 65 and older is expected to grow 36% between 2010 and 2020, compared to a 9% growth rate for the general population.  An increase in this age demographic is expected to increase the demand for senior housing properties in the coming decades.

Our new investments in real estate and mortgage notes in 2013 are expected to be funded by our liquid investments and by debt financing. We intend to make new investments that meet our underwriting criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

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

The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments affecting our lessees and borrowers. In prior years, we have determined that impairment of certain of our investments had occurred as a result of these events.

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

For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of contractual loan payments and general economic conditions on a specific loan basis. On a quarterly basis, we review our notes receivable for ability to realize on such notes when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, impairment is measured as the amount by which the carrying amount exceeds the fair value as measured by the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

For our arrangement with Bickford discussed below, our initial allocation of the purchase price reflects estimated cash flows resulting from the separate activities and sources of cash resulting from the venture, using discounted cash flow methods in accordance with our policies. As with our real estate investments, we evaluate the recoverability of the carrying values of our properties on an individual basis. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property or deterioration of the operations, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the entities, indicate that the carrying amount of the entities may not be recoverable. The need to recognize an impairment charge is based on estimated undiscounted future cash flows from a source compared to the carrying value of that property or, for the operating company, its operations. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the investment exceeds the fair value of the estimated undiscounted future cash flows from that source.

While we believe that the carrying amounts of our properties and arrangement with Bickford are recoverable and our notes receivable, marketable securities and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

2) Revenue recognition - interest and rental income - We collect interest and rent from our customers. Generally, our policy is to recognize revenues on an accrual basis as earned. However, there are certain of our customers, for whom we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not probable of collection until received. For these investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected. We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due. This policy could cause our revenues to vary significantly from period to period. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year revenues, are considered to be contingent rentals, are included in rental income when they are determinable and earned, and are excluded from future minimum lease payments.

3) As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. Effective October 1, 2012, we began to record income tax expense or benefit with respect to our subsidiary which will be taxed as a Taxable REIT Subsidiary ("TRS") under provisions similar to those applicable to regular corporations. Aside from such income taxes that may be applicable to the taxable income in our TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

4) The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of joint ventures in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick-out rights have been granted to the noncontrolling interests. In addition, we consolidate those entities deemed to be variable interest entities ("VIE") in which we are determined to be the primary beneficiary. All material inter-company transactions and balances have been eliminated in consolidation.

We apply Financial Accounting Standards Board ("FASB") guidance for our arrangements with variable interest entities ("VIEs") which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.

5) Real property developed by us is recorded at cost, including the capitalization of interest during construction. The cost of real property investments acquired is allocated to net tangible and identifiable intangible assets based on their respective fair values. Tangible assets primarily consist of land, buildings and improvements. The remaining purchase price is allocated among identifiable intangible assets, if any.

We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our allocations are typically the allocation of fair value to land, equipment, buildings and other improvements, and intangible assets, if any. Our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term.

New Real Estate Investments

During 2012, we made real estate investments and commitments totaling $159,457,000 which are listed below and more fully described in the notes to the consolidated financial statements.

	Asset Class	Amount	WAIY[1]
RIDEA Structure	ALF	$52,667,000	8.39%
Purchase and lease	ALF	29,200,000	7.75%
Construction commitment	ALF	27,000,000	9.00%
Purchase and lease	SLC	37,120,000	8.19%
Purchase and lease	SNF	13,470,000	9.00%
		$159,457,000	8.38%

[1] Weighted Average Investment Yield (Cash Yield) at time of investment

Bickford

On September 30, 2012, we acquired two assisted living/memory care facilities in Kansas totaling 170 units from our current tenant, Bickford. The real estate properties are held in our consolidated subsidiary ("PropCo"), of which we retain an 85% ownership interest with eight other assisted living/memory care facilities that we own. The previous master lease with Bickford was renegotiated so that effective October 1, 2012, the ten facilities are now leased to an unconsolidated operating entity ("OpCo") of which we acquired an 85% ownership interest. For accounting purposes, we treated the arrangement as an asset acquisition which included the purchase of two properties in PropCo and the acquisition of an 85% ownership interest in OpCo which is controlled by Bickford, or its affiliates. The master lease between PropCo and OpCo is for an initial term of five years, plus renewal options, at an initial annual lease amount of $7,750,000, of which $6,008,000 is a guaranteed annual distribution to NHI, plus a 3% annual escalator. The previous master lease to Bickford covering eight facilities provided lease revenue of $3,660,000 per year at the time of the transaction. We structured our arrangement with Bickford to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between PropCo and OpCo, and to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary ("TRS"). Accordingly, the TRS holds our 85% equity interest in OpCo in order to provide an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. Our description of the consideration given to Bickford and the fair value received by NHI is provided in Note 2 to the consolidated financial statements.

In conjunction with the transaction described above, Bickford granted us the exclusive right to their future acquisitions, development projects and refinancing transactions. At December 31, 2012, we had purchased land and begun construction on three assisted living facilities having a maximum cost of $27,000,000. Our costs incurred to date were $4,016,000.

PropCo and OpCo were established to grant an 85% and 15% equity interest in each entity to NHI and Bickford, respectively. At PropCo, all operations encompassing ordinary-course-of-business activities are under NHI's management as the managing member. OpCo's activities are managed through an "eligible independent contractor" affiliated with, appointed under, and subject to the oversight of Bickford. This organizational structure is designed to meet the requirements of Internal Revenue Code regulations for TRS entities. At PropCo, certain major business decisions require Bickford's consent in order to protect its interests, therefore leaving control with NHI. Bickford is the managing member of OpCo, although NHI has retained certain noncontrolling rights. As a result of Bickford's retention of operations oversight and control over all day-to-day business matters, our participative influence at OpCo does not amount to control of the entity. Because of our control of ordinary-course-of-business activities in PropCo, we include its assets, liabilities, and operations in our consolidated financial statements. We report our investment in OpCo, over whose operating and financial policies we have the ability to exercise significant influence, but not control, under the equity method of accounting. For the year ended December 31, 2012, OpCo made lease payments to PropCo of $1,937,500 and our equity in the earnings of OpCo was $45,000.

We believe that this TRS structure will facilitate certain future acquisitions of senior housing assets and permit us to share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. However, our decision to acquire future assisted living or skilled nursing assets using the TRS structure will depend upon our ability to negotiate purchase terms and structure our involvement in a way that complies with the rules governing REITs and that is economically beneficial to our shareholders.

Other Lease Activity

In June 2012, due to material noncompliance with our lease terms, we terminated our lease with a former tenant of four assisted living and memory care facilities in Minnesota and transitioned the lease to a new tenant. The unplanned transition to a new tenant resulted in a write-off for accounting purposes of $963,000 in straight-line rent receivables, $126,000 in billed receivables and $171,000 in legal and other expenses. The former lease provided for a current annual lease amount of $2,204,000. The facilities contain a total of 126 units, are four to eight years old, and are now being leased to affiliates of White Pine Senior Living ("White Pine") for an initial term of 13 years at an annual lease amount of $2,338,000 plus annual fixed escalators. The first six months of the lease contains additional supplemental rent payments totaling $410,000. Our rental income, regardless of the timing of scheduled payments, is recognized on a straight-line basis over the term of the lease and amounted to $1,643,000 through December 31, 2012.

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be interim or annual reporting periods in which we do not experience a lease renewal or expiration. During the year ended December 31, 2012, we renewed one lease. The expiring lease on a hospital facility had an original term of 15 years and an annual lease payment of $53,138 per bed. The new lease agreement is for an initial period of 10 years, plus one 5-year renewal option and, based on current market and property specific factors, requires an annual lease payment of $46,364 per bed. In December 2012, we entered into an extension to the Master Lease Agreement with NHC through December 2026.

Planned or Completed Dispositions of Certain Real Estate

In December 2012, our tenant, Sunrise Senior Living, exercised its purchase option to acquire for $23,000,000 in cash our assisted living facility in Edison, NJ which had a carrying value of $11,009,000. We deferred recognition of the tax gain on the sale of this facility by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code.

In December 2012, we entered into a letter of agreement with our tenant and major customer, NHC, to sell six older skilled nursing facilities for $21,000,000 in cash. The sale is to be completed on December 31, 2013. Effective January 1, 2014, NHI's annual base rent of $33,700,000 will be reduced to $30,750,000.

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

In September 2012, we canceled our agreement to sell five skilled nursing facilities in Texas to our current tenant. This portfolio no longer meets accounting criteria as being held for sale, and we have reclassified to the land and buildings accounts $29,381,000 previously reported in our Consolidated Balance Sheet as assets held for sale. In the third quarter of 2012, we recorded $2,398,000 in depreciation expense, which is the expense that would have been recognized as depreciation on these properties had the disposal group been continuously classified as held and used. We recorded no impairment.

We have reclassified the results of operations of facilities sold or held for sale at December 31, 2012 as discontinued operations for all periods presented in our Consolidated Statements of Income.

Investments in Mortgage and Other Notes Receivable

In April 12, 2012, we entered into a three-year loan to provide Capital Funding Group, Inc. (CFG) up to $15,000,000 to be used as mezzanine financing for its bridge-to-HUD lending program. Outstanding borrowings were $15,000,000 at December 31, 2012. This loan requires monthly payments of interest only at an annual rate of 13.5%.

During 2012, we committed loans to other borrowers of $4,000,000 of which the outstanding balance was $1,036,000 at December 31, 2012.

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

Since inception, a number of our facility operators and mortgage loan borrowers have experienced bankruptcy. Others have been forced to surrender properties to us in lieu of foreclosure or for certain periods have failed to make timely payments on their obligations to us.

The following table summarizes our write-downs and recoveries for the last three years for both continuing and discontinued operations (in thousands):

	Years ended December 31,
	2012	2011	2010
Mortgage Notes:
Impairments	$2,300	$—	$—
Recoveries	(4,495)	(99)	(573)
	$(2,195)	$(99)	$(573)

In December 2012, we received from our current borrower a payment of $13,830,000 in full settlement of our note receivable secured by three skilled nursing facilities in Georgia formerly owned by Allgood Healthcare, Inc. The payment consisted of note principal of $4,650,000, accrued interest of $80,000, a recovery of a previous writedown of $4,495,000, and a note gain of $4,605,000 related to an equity participation in the loan. The recovery and gain are included in separate components of our income from continuing operations in our Consolidated Statements of Income. These facilities had previously been involved in bankruptcy proceedings with the former owner, Allgood.

In the third quarter of 2012, we recorded a $2,300,000 impairment on a note receivable from SeniorTrust of Florida, Inc. which had a carrying value of $19,037,000 at December 31, 2012. The impairment was based on NHI's continuing collection history with SeniorTrust and was estimated consistently with our policy of using discounted cash flow techniques at an interest rate explicit in the note. See our discussion below, under Potential Effects of Reductions in Medicare Reimbursement, for additional information on this write-down.

During 2011, we received a payment of $99,000 as a recovery of a previous note write-down.  The payment resulted from the full payoff of a note receivable related to a SNF in Oklahoma.

During 2010, we received payments totaling $573,000 as a recovery of previous mortgage note write-downs.  The payments resulted from the settlement of bankruptcy proceedings related to our former borrower Algood to whom we had originally provided mortgage note financing for five SNFs in Georgia.

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

At December 31, 2012, we concluded there were no other-than-temporary impairments of our marketable securities.

During 2011, we sold 381,000 shares of LTC Properties, Inc. (“LTC”) for an average price of $29.00 per share.  As a result, we recorded $8,655,000 as a gain on the sale, $2,732,000 of which was a recovery of a previously recorded other-than-temporary impairment.

Potential Effects of Reductions in Medicare Reimbursement

In July 2012, CMS announced the final rule for fiscal 2013 that increased Medicare payments to SNF operators by a net 1.8% for the fiscal year beginning October 1, 2012. The final rule for 2013 does not take into account the ongoing attempt by Congress to reduce the federal deficit by $1.5 trillion over the next decade as required by the Budget Control Act of 2011. The failure of Congress to agree on spending reductions to meet deficit goals would trigger automatic spending cuts of 2% to Medicare. We currently estimate the majority of our borrowers and lessees will be able to withstand the potential Medicare cut described above due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect such Medicare cuts will have on each of our borrowers and lessees. However, as discussed in the notes to the consolidated financial statements, our not-for-profit borrowers SeniorTrust of Florida, Inc. and ElderTrust of Florida, Inc. have appointed receivers to effect the sale of their assets and the winding up of the affairs of those entities. These two mortgage borrowers have been adversely impacted by previous Medicare cuts due to their payor mix, their current payment coverage ratios and limited net equity. The impact of further reduction in Medicare reimbursement could negatively affect their ability to make full scheduled payments to us and could have an adverse effect on the value of the underlying real estate assets. We have been in discussions with these borrowers regarding the possible sale of their real estate assets. The mortgage notes receivable from the borrowers have an aggregate principal balance of $33,029,000 at December 31, 2012 and interest income amounted to $2,067,000 for the year then ended.

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

As we have continued to receive interest-only payments on the SeniorTrust mortgage note receivables, we have based our cash flow analysis on probability-weighted alternatives ranging from continuation of the status quo to partial collection with cessation of interest. Accordingly, as described above under “Real Estate and Mortgage Notes Receivable Write-downs and Recoveries,” we recognized the impairment to the carrying value of the SeniorTrust note in the amount of $2,300,000. As discussed in the notes to our consolidated financial statements, representatives of SeniorTrust and ElderTrust have filed lawsuits against NHI. The company has denied these claims and intends to vigorously defend against these complaints.

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

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts. We recognize interest income in the period in which cash is received on certain mortgage notes receivable which were previously classified as non-performing. These notes have an aggregate carrying value of $1,258,000 at December 31, 2012.

Results of Operations

The results of operations for facilities included in assets held for sale or sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2012	2011	$	%
Revenues:
Rental income
SNFs leased to Legend Healthcare	$11,099	$6,512	$4,587	70.4%
ALFs leased to Bickford Senior Living	4,646	3,485	1,161	33.3%
SLCs leased to SP Silverdale	744	—	744	NM
ALFs leased to Senior Living Management	3,703	3,239	464	14.3%
ALFs leased to Selah Management Group	1,391	843	548	65.0%
Other new and existing leases	59,707	58,141	1,566	2.7%
	81,290	72,220	9,070	12.6%
Straight-line rent adjustments, new and existing leases	3,825	3,858	(33)	(0.9)%
Total Rental Income	85,115	76,078	9,037	11.9%
Interest from mortgage and other notes
Capital Funding Group	626	70	556	NM
Other new and existing mortgages	6,800	6,582	218	3.3%
Total Interest Income from Mortgage and Other Notes	7,426	6,652	774	11.6%
Investment income and other	4,412	4,483	(71)	(1.6)%
Total Revenue	96,953	87,213	9,740	11.2%
Expenses:
Depreciation
SNFs leased to Fundamental reclassified to continuing operations	2,616	—	2,616	NM
SNFs leased to Legend Healthcare	1,923	277	1,646	NM
Other new and existing assets	12,040	11,272	768	6.8%
Total Depreciation	16,579	11,549	5,030	43.6%
Interest expense:
Change in fair value of interest rate swap agreement	—	1,197	(1,197)	NM
Interest expense and amortization of loan costs	3,492	2,651	841	31.7%
Total Interest Expense	3,492	3,848	(356)	(9.3)%
Loan and realty losses (recoveries)	(2,195)	(99)	(2,096)	NM
Share-based compensation expense	2,168	3,087	(919)	(29.8)%
Salaries, wages & benefits	3,334	2,863	471	16.5%
Other expenses	3,834	3,034	800	26.4%
	27,212	24,282	2,930	12.1%
Income before unconsolidated entity, gains on sales of marketable securities, discontinued operations and noncontrolling interest	69,741	62,931	6,810	10.8%
Income from unconsolidated entity	45	—	45	NM
Investment and other gains	4,877	10,261	(5,384)	(52.5)%
Income from continuing operations	74,663	73,192	1,471	2.0%
Income from discontinued operations	4,269	4,592	(323)	(7.0)%
Net gain on sale of real estate	11,966	3,348	8,618	NM
Net income	90,898	81,132	9,766	12.0%
Net income attributable to noncontrolling interest	(167)	—	(167)
Net income attributable to common stockholders	$90,731	$81,132	$9,599

NM - not meaningful

Financial highlights of the year ended December 31, 2012 compared to the same period in 2011 were as follows:

•
Rental income increased $9,037,000 or 11.9% when compared to the same period in the prior year primarily as a result of funding new real estate investments of $75,806,000 in 2011 and $129,851,000 in 2012, including debt assumed in our arrangement with Bickford. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $774,000 due to new loan investments of $6,566,000 funded in 2011 and $16,035,000 funded in 2012. Unless we continue to make new investments in loans in 2013 and future years, our interest income will decrease due to the normal amortization and scheduled maturities of our loans.

•
Depreciation expense increased $5,030,000 or 43.6% primarily as the result of $2,616,000 included in 2012 for the facilities leased to Fundamental which were reclassified from discontinued operations after the agreement to sell the facilities was canceled. The adjustment to depreciation expense of $2,398,000 would have been recognized in 2012 and in prior years as depreciation on these properties had the disposal group been continuously classified as held and used. Facilities purchased and leased to Legend Healthcare in 2011 and 2012 increased depreciation expense by $1,646,000.

•
Interest expense related to our borrowings on a bank credit facility to fund new real estate and loan investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. The $1,197,000 decrease in the fair value of the interest rate swap agreement increased interest expense in 2011 since the agreement, which was terminated in 2011, did not qualify for hedge accounting treatment. In 2012, adjustments totaling $1,241,000 reflecting the change in fair value of our cash flow hedge were recorded in Other Comprehensive Income and not as a component of operations as the new interest rate swap qualified for hedge accounting. An increase in interest payments and loan cost amortization of $841,000 resulted from expanded borrowings, offset by a lower LIBOR underlying our floating-rate debt in 2012. We expect to fund future healthcare real estate investments with borrowings from our bank credit facility and possibly longer-term U.S. Government agency debt, thereby increasing our interest expense.

•
Our net loan and realty recoveries of $2,195,000 in 2012 reflect a recovery of $4,495,000 on mortgage notes receivable, net of the SeniorTrust mortgage note impairment of $2,300,000 as discussed in the notes to the consolidated financial statements. NHI's continuing collection history with SeniorTrust, and the deterioration of the financial condition and creditworthiness of the borrower indicated that the carrying value of the mortgage note receivable was not recoverable.

•
Share-based compensation expense decreased in 2012 based upon lower stock volatility which is a key input to the Black-Scholes pricing model for determining the market value of our stock options granted to directors and employees. The value of the options is expensed over the vesting period of the individual grants.

•	Investment and other gains in 2012 includes income of $4,605,000 related to an equity participation formula as part of a mortgage note payoff in December from one of our borrowers.

•
One of our subsidiaries (1) reached a settlement regarding the final tax return for the operations acquired through foreclosure, and (2) agreed to settle a claim for personal injury in relation to a matter which arose prior to our acquisition of the subsidiary. These settlements resulted in charges against income in 2012 in the amounts of $180,000 and $275,000, respectively, and are included in other expenses.

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2011	2010	$	%
Revenues:
Rental income
ALFs leased to Senior Living Management	$3,239	$2,052	$1,187	57.9%
SNFs leased to Legend Healthcare	6,512	5,624	888	15.8%
ALFs leased to Selah Management Group	843	—	843	NM
SNFs leased to National HealthCare Corp.	32,619	31,985	634	2.0%
SNFs leased to Health Services Management	6,247	5,683	564	9.9%
ALFs leased to Bickford Senior Living	3,485	2,922	563	NM
ALFs leased to Emeritus Senior Living	3,454	4,907	(1,453)	(29.6)%
Other new and existing leases	15,821	14,346	1,475	10.3%
	72,220	67,519	4,701	7.0%
Straight-line rent adjustments, new and existing leases	3,858	3,398	460	13.5%
Total Rental Income	76,078	70,917	5,161	7.3%
Interest from mortgage and other notes
Care Foundation of America, Inc.	—	560	(560)	(100.0)%
Santé Mesa, LLC	1,082	298	784	NM
Other new and existing mortgages	5,570	5,885	(315)	(5.4)%
Total Interest Income from Mortgage and Other Notes	6,652	6,743	(91)	(1.3)%
Investment income and other	4,483	4,919	(436)	(8.9)%
Total Revenue	87,213	82,579	4,634	5.6%
Expenses:
Depreciation:
SNFs leased to Fundamental reclassified to continuing operations	278	—	278	NM
SNFs leased to Legend Healthcare	277	—	277	NM
ALFs leased to Bickford Senior Living	1,016	869	147	16.9%
Other new and existing assets	9,978	9,732	246	2.5%
Total Depreciation	11,549	10,601	948	8.9%
Interest expense:
Change in fair value of interest rate swap agreement	1,197	—	1,197	NM
Interest expense and amortization of loan costs	2,651	1,552	1,099	70.8%
Total Interest Expense	3,848	1,552	2,296	147.9%
General and administrative:
Share-based compensation	3,087	2,368	719	30.4%
Transaction costs related to CFA business combination	—	490	(490)	(100.0)%
Other general and administrative	4,501	4,936	(435)	(8.8)%
Total general and administrative	7,588	7,794	(206)
Loan and realty losses (recoveries)	(99)	(573)	474	NM
Other expenses	1,396	1,691	(295)	(17.4)%
	24,282	21,065	3,217	15.3%
Income before unconsolidated entity, gains on sales of marketable securities, discontinued operations and noncontrolling interest	62,931	61,514	1,417	2.3%
Investment and other gains	10,261	272	9,989	(98.9)%
Income from continuing operations	73,192	61,786	11,406	18.5%
Income from discontinued operations	4,592	5,631	(1,039)	NM
Net gain on sale of real estate	3,348	2,004	1,344	NM
Net income	81,132	69,421	11,711	16.9%
Net income attributable to noncontrolling interest	—	—	—	NM
Net income attributable to common stockholders	$81,132	$69,421	$11,711	16.9%

NM - not meaningful

Financial highlights of the year ended December 31, 2011 compared to the same period in 2010 were as follows:

•
Rental income increased $5,161,000 or 7.3% when compared to the same period in the prior year primarily as a result of funding new real estate investments of $75,806,000 in 2011 and $121,672,000 in 2010. Rental income for 2010 included $1,520,000 of past due rent received and recognized into income from RGL Development, the former tenant of eight ALFs which are currently leased to Emeritus Senior Living. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income form mortgage and other notes decreased $91,000 due to normal amortization, final maturity or early payoffs of our mortgage loans of $4,540,000, but was partially offset by interest earned on new mortgage loan investments of $12,422,000 funded in 2010 and $6,566,000 funded in 2011.

•	Depreciation expense increased $948,000 or 8.9% primarily due to new real estate investments made in 2011 and 2010.

•
Interest expense on the revolving credit facility resulted from our borrowings to fund new real estate and mortgage note investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. Amortization expense for 2011 increased as the result of the early pay-off of the previous credit facility on November 1, 2011. Refer to the notes to the consolidated financial statements for additional information. On November 1, 2011, we paid $1,197,000, which was the cumulative decline in value, as settlement of our interest rate swap agreement upon termination.

•
Share-based compensation expense increased $719,000 or 30.4% when compared to the same period in the prior year due to an increase in the volatility of our stock price, which is an input to our valuation model. The market value for all stock option awards is estimated using the Black-Scholes pricing model and is expensed over the vesting period of the individual grants.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, dividends received on our investments in the common and preferred shares of other REITs, proceeds from the sales of real property and borrowings from our term loans and revolving credit facility.  Our primary uses of cash include dividend distributions to our shareholders, debt service payments (including principal and interest), new investments in real estate and notes and general corporate overhead.

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2012	12/31/2011	$	%	12/31/2010	$	%
Cash and cash equivalents at beginning of period	15,886	2,664	13,222	496.3%	45,718	(43,054)	(94.2)%
Cash provided by operating activities	86,266	76,854	9,412	12.2%	77,544	(690)	(0.9)%
Cash used in investing activities	(99,810)	(55,474)	(44,336)	79.9%	(92,029)	36,555	(39.7)%
Cash provided by (used in) financing activities	6,830	(8,158)	14,988	(183.7)%	(28,569)	20,411	(71.4)%
Cash and cash equivalents at end of period	9,172	15,886	(6,714)	(42.3)%	2,664	13,222	496.3%

Operating Activities – Net cash provided by operating activities for the year ended December 31, 2012 increased as a result of the collection of lease payments on real estate investments funded during 2011 and 2012 as well as the timing of collection of accounts receivable and the payment of accounts payable and accrued expenses.

Investing Activities – Net cash flows used in investing activities for the year ended December 31, 2012 increased as compared to the prior year primarily due to $34,795,000 more in investments in real estate properties funded during 2012 compared to 2011. Additionally, during 2012, we received $22,975,000 as proceeds from the sale of real estate properties, as described in the notes to the consolidated financial statements.

Financing Activities – Net cash flows from financing activities for the year ended December 31, 2012 consisted primarily of $86,700,000 in net borrowings on our bank credit facility, which was partially offset by $78,925,000 in dividends paid to stockholders. Net cash used in financing activities for the year ended December 31, 2011 consisted primarily of $67,893,000 in dividends paid to stockholders which was partially offset by $59,535,000 in net borrowings on our bank credit facility.

Liquidity

At December 31, 2012, our liquidity was strong, with $158,056,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock which had a closing price of $35.19 per share on December 31, 2012. Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and notes as shown in our consolidated financial statements.

On May 1, 2012, we entered into a $320,000,000 unsecured credit facility that includes $120,000,000 of combined five-year and seven-year term loans that were drawn immediately at closing to pay down our revolving credit borrowings and for other corporate purposes. The facility also includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings. The credit facility was provided by Wells Fargo, Bank of Montreal, KeyBank, and Bank of America, with Pinnacle National Bank as a participating bank. The credit facility provides for (1) unsecured, revolving borrowings of up to $200,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years (inclusive of an embedded 1 year extension option); (2) an $80,000,000 unsecured, five-year term loan with interest at 140 basis points over LIBOR; and (3) a $40,000,000 unsecured, 7-year term loan with interest at 150 basis points over LIBOR. The unused commitment fee is 35 basis points per annum. The credit facility amended a 4-year $200,000,000 unsecured revolving credit facility entered into on November 1, 2011, that provided for interest at 150 basis points over LIBOR and an unused commitment fee of 35 basis points per annum. In connection with the modification of our credit facility, we paid $753,000 in debt issuance costs which is amortized over the life of the amended facility. At December 31, 2012, we had bank term loan borrowings of $120,000,000 and $64,000,000 outstanding on our revolving credit facility, and we had $136,000,000 available to draw on the facility. Quoted 30-day LIBOR was 22 basis points on December 31, 2012.

As part of the Bickford arrangement, Bickford contributed two facilities subject to a $19,250,000 mortgage with KeyBank. The loan, which matures on November 22, 2013, provides for interest at 300 basis points over LIBOR (effective interest rate was 3.22% at December 31, 2012).

In conjunction with the closing of our credit facility on May 1, 2012, we entered into an interest rate swap agreement to fix the interest rate at 3.04% on the $40,000,000 seven-year term loan. The critical terms of this swap agreement are essentially identical to those of the seven-year term loan, and thus, in accordance with FASB ASC Topic 815 Derivative Instruments and Hedging Activities, the interest rate swap agreement is considered a perfectly effective "cash-flow hedge." Accordingly, changes in the fair value of this cash-flow hedge are included in our Consolidated Statements of Comprehensive Income. In the Consolidated Balance Sheets, if an asset, the fair value of the hedge is included in deferred costs and other assets, and, if a liability, as a component of accrued expenses.

At December 31, 2012, the fair value of the swap agreement of $1,241,000 is included as a component of our accrued expenses in the Consolidated Balance Sheets, and the $1,241,000 change in the fair value of the interest rate swap from May 1, 2012 through December 31, 2012 is included in our Consolidated Statements of Comprehensive Income.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income to stockholders. It has been our practice to distribute 100% of our taxable income, including taxable capital gains, in the form of dividends to stockholders. We declared total dividends (regular and special) of $2.86 per common share in 2012, $2.715 per common share in 2011, and $2.36 per common share in 2010. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). The 2012 and 2011 dividends declared included special dividends of $.22 common share. We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.

Contractual Obligations and Contingent Liabilities

As of December 31, 2012, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Year 1	Year 2-3	Year 4-5
Debt, including interest(1)	$181,184	$23,893	$8,050	$149,241
Loan commitments	15,014	15,014	—	—
Construction commitments	10,478	10,478	—	—
Real estate purchase liabilities	4,256	4,256	—	—
Capital improvements	146	146	—	—
	$211,078	$53,787	$8,050	$149,241

(1) Interest is calculated based on the interest rate at December 31, 2012 through maturity of the 5-year and 7-year term loans, the revolving credit facility, and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of December 31, 2012.  The calculation also includes an unused commitment fee of .35%.

Commitments and Contingencies

Bickford

In conjunction with the Bickford arrangement, Bickford granted us the exclusive right to their future acquisitions, development projects and refinancing transactions. At December 31, 2012, we had purchased land and begun construction on three assisted living facilities having a maximum cost of $27,000,000. Our costs incurred to date were $4,016,000. At stabilization of operations, the operating company, OpCo, will pay an annual lease rate of 9% on the total cost of the new facilities, plus an annual fixed escalator. In a separate arrangement with Bickford, NHI has provided a three-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to the new development projects. Outstanding borrowings on the facility amounted to $36,000 at December 31, 2012.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center ("Kentucky River"), a general acute care hospital in Jackson, Kentucky. This investment will be added to the lease basis on which the lease amount is calculated. The construction project is expected to commence by the end of 2013 and continue over two years. The lease extension is for an initial period of 10 years beginning July 1, 2012, plus one 5-year renewal option.

Legend Healthcare

In October 2011, we completed a purchase/leaseback of four skilled nursing facilities in Texas with affiliates of Legend Healthcare, LLC (“Legend”) for $55,278,000 which included contingent consideration of $5,478,000. In December 2012, as a result of Legend's attainment of certain required operating metrics, we funded $2,222,000 of this contingent consideration. We expect the remaining $3,256,000 to be funded prior to December 31, 2014.

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

Capital Funding Group

We have agreed to fund up to $15,000,000 on a three-year revolving credit facility with Capital Funding Group ("CFG") with monthly payments of interest only at an annual rate of 13.5%. At December 31, 2012, we had a principal balance of $15,000,000 on our note with CFG.

We believe we have sufficient liquidity and access to capital to fund the commitments described above and to make new investments in health care real estate.

Funds From Operations

Our funds from operations (“FFO”) for the year ended December 31, 2012 increased $5,246,000 or 5.9% over the same period in 2011. Our normalized FFO for the year ended December 31, 2012 increased $8,311,000 or 10.4% over the same period in 2011, primarily as the result of the impact of our new real estate investments funded in 2012 and 2011. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. Diluted FFO per common share assumes the exercise of stock options and vesting of restricted stock using the treasury stock method. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs, and changes in the fair value of interest rate swap agreements for those agreements that do not qualify for hedge accounting.

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

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and Normalized FFO and is presented for both basic and diluted weighted average shares (in thousands, except share and per share amounts):

	December 31, 2012
	2012	2011	2010
Net income attributable to common stockholders	$90,731	$81,132	$69,421
Elimination of certain non-cash items in net income:
Real estate depreciation in continuing operations	14,989	10,615	9,943
Real estate depreciation related to noncontrolling interest	(68)	—	—
Real estate depreciation in discontinued operations	402	443	590
Net gain on sales of real estate	(11,966)	(3,348)	(2,004)
Funds from operations	$94,088	$88,842	$77,950
Investment and other gains	(4,760)	(9,899)	—
Loan write-downs (recoveries), net	(2,195)	(99)	(573)
Non-cash write-off of straight-line rent receivable	963	—	—
Write-offs and expenses due to early lease termination	297	—	—
Change in fair value of interest rate swap agreement	—	1,197	—
Collection and recognition of past due rent	—	—	(1,520)
Recognition of deferred credits	—	—	378
Legal settlements	365	—	—
Other items	(271)	135	248
Normalized FFO	$88,487	$80,176	$76,483

BASIC
Weighted average common shares outstanding	27,811,813	27,719,096	27,664,482
FFO per common share	$3.38	$3.21	$2.82
Normalized FFO per common share	$3.18	$2.89	$2.76

DILUTED
Weighted average common shares outstanding	27,838,720	27,792,592	27,732,959
FFO per common share	$3.38	$3.20	$2.81
Normalized FFO per common share	$3.18	$2.88	$2.76

Funds Available for Distribution

Our funds available for distribution (“FAD”) for the year ended December 31, 2012 increased $5,078,000 or 5.7% over the same period in 2011. Our normalized FAD for the year ended December 31, 2012 increased $7,180,000 or 8.9% over the same period in 2011 due primarily to the impact of real estate investments funded in 2011 and 2012. FAD represents net earnings available to common stockholders, excluding the effects of asset dispositions and straight-line rent adjustments, plus depreciation, stock based compensation and changes in the fair value of our interest rate swap agreement, if any. Diluted FAD per common share assumes the exercise of stock options and vesting of restricted stock using the treasury stock method. Normalized FAD excludes from FAD certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FAD for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs, and changes in the fair value of interest rate swap agreements for those agreements that do not qualify for hedge accounting.

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

The results of operations for facilities included in assets held for sale or facilities sold have been reported in the current and prior periods as discontinued operations.  The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported FAD.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FAD and Normalized FAD and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to common stockholders	$90,731	$81,132	$69,421
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	16,579	11,549	10,601
Depreciation related to noncontrolling interest	(87)	—	—
Depreciation in discontinued operations	402	443	602
Net gain on sales of real estate	(11,966)	(3,348)	(2,004)
Straight-line lease revenue, net	(3,664)	(3,778)	(3,140)
Non-cash stock based compensation	2,168	3,087	2,368
Funds available for distribution	$94,163	$89,085	$77,848
Investment and other gains	(4,760)	(9,899)	—
Loan write-downs (recoveries), net	(2,195)	(99)	(573)
Write-offs and expenses due to early lease termination	297	—	—
Change in fair value of interest rate swap agreement	—	1,197	—
Collection and recognition of past due rent	—	—	(1,520)
Recognition of deferred credits	—	—	378
Legal settlements	365	—	—
Other items	(271)	135	248
Normalized FAD	$87,599	$80,419	$76,381

BASIC
Weighted average common shares outstanding	27,811,813	27,719,096	27,664,482
FAD per common share	$3.39	$3.21	$2.81
Normalized FAD per common share	$3.15	$2.90	$2.76

DILUTED
Weighted average common shares outstanding	27,838,720	27,792,592	27,732,959
FAD per common share	$3.38	$3.21	$2.81
Normalized FAD per common share	$3.15	$2.89	$2.75

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

New Accounting Pronouncements

See the notes to the consolidated financial statements for the impact of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2012, we were exposed to market risks related to fluctuations in interest rates on approximately $163,250,000 of variable-rate indebtedness (excludes $40,000,000 of variable-rate debt that has been hedged through an interest-rate swap contract) and on our mortgage and other notes receivable. The unused portion ($136,000,000 at December 31, 2012) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2012, net interest expense would increase or decrease annually by approximately $816,000 or $.03 per common share on a diluted basis.

We use derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are included in the Consolidated Balance Sheets at their fair value. We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate environment and the costs and risks of such strategies.

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	December 31, 2012			December 31, 2011
	Balance	% of total	Rate[1]	Balance	% of total	Rate
Fixed rate:
Unsecured 7-year term loan	$40,000	19.6%	3.04%	$—	—%	—%
Variable rate:
Secured mortgage loan	19,250	9.5%	3.22%	—	—%	—%
Unsecured 5-year term loan	80,000	39.4%	1.62%	—	—%	—%
Unsecured revolving credit facility	64,000	31.5%	1.62%	97,300	100.0%	2.77%
	$203,250	100.0%	2.05%	$97,300	100.0%	2.77%

[1] Total is weighted average rate

The fixed rate debt in the table above reflects the effect of a $40,000,000 notional amount interest rate swap with an April 2019 maturity that effectively converts variable rate debt to fixed rate debt. To highlight the sensitivity of this fixed rate debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of December 31, 2012 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Unsecured 7-year term loan	$40,000	$41,241	$42,448	$40,073

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2012, the fair value of our mortgage loans receivable, discounted for estimated changes in the risk-free rate, was approximately $93,835,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,588,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,657,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $12,884,000 at December 31, 2012, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,288,000 change in the fair value of our investments in marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 14, 2013

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets:	2012	2011
Real estate properties:
Land	$58,869	$49,114
Buildings and improvements	636,994	487,396
Construction in progress	2,673	4,983
	698,536	541,493
Less accumulated depreciation	(163,146)	(146,698)
Real estate properties, net	535,390	394,795
Mortgage and other notes receivable, net	84,250	78,672
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	9,172	15,886
Marketable securities	12,884	11,364
Straight-line rent receivable	12,370	8,706
Deferred costs and other assets	12,172	2,627
Assets held for sale, net	1,611	29,381
Total Assets	$705,981	$579,563

Liabilities and Equity:
Debt	$203,250	$97,300
Real estate purchase liabilities	4,256	9,478
Accounts payable and accrued expenses	4,301	3,483
Dividends payable	24,793	24,144
Deferred income	1,334	1,673
Total Liabilities	237,934	136,078

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 40,000,000 shares authorized;
27,857,217 and 27,751,208 shares issued and outstanding, respectively	279	278
Capital in excess of par value	467,843	465,678
Cumulative dividends in excess of net income	(18,495)	(29,652)
Accumulated other comprehensive income	7,555	7,181
Total National Health Investors Stockholders' Equity	457,182	443,485
Noncontrolling interest	10,865	—
Total Equity	468,047	443,485
Total Liabilities and Equity	$705,981	$579,563

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$85,115	$76,078	$70,917
Interest income from mortgage and other notes	7,426	6,652	6,743
Investment income and other	4,412	4,483	4,919
	96,953	87,213	82,579
Expenses:
Depreciation	16,579	11,549	10,601
Interest expense	3,492	3,848	1,552
Legal expense	766	559	1,152
Franchise, excise and other taxes	771	837	539
General and administrative	7,799	7,588	7,794
Loan and realty losses (recoveries)	(2,195)	(99)	(573)
	27,212	24,282	21,065
Income before unconsolidated entity, investment and other gains,
discontinued operations and noncontrolling interest	69,741	62,931	61,514
Income from unconsolidated entity	45	—	—
Investment and other gains	4,877	10,261	272
Income from continuing operations	74,663	73,192	61,786
Discontinued operations
Income from operations - discontinued	4,269	4,592	5,631
Gain on sales of real estate	11,966	3,348	2,004
Income from discontinued operations	16,235	7,940	7,635
Net income	90,898	81,132	69,421
Less: net income attributable to noncontrolling interest	(167)	—	—
Net income attributable to common stockholders	$90,731	$81,132	$69,421

Weighted average common shares outstanding:
Basic	27,811,813	27,719,096	27,664,482
Diluted	27,838,720	27,792,592	27,732,959
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$2.68	$2.64	$2.23
Discontinued operations	.58	.29	.28
Net income per common share attributable to common stockholders	$3.26	$2.93	$2.51
Diluted:
Income from continuing operations attributable to common stockholders	$2.68	$2.63	$2.23
Discontinued operations	.58	.29	.27
Net income per common share attributable to common stockholders	$3.26	$2.92	$2.50

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$90,898	$81,132	$69,421
Other comprehensive income (loss):
Change in unrealized gains on securities	1,645	1,750	1,229
Less: reclassification adjustment for gains in net income	(30)	(9,899)	(2)
Decrease in fair value of cash flow hedge	(1,241)	—	—
Total other comprehensive income (loss)	374	(8,149)	1,227
Comprehensive income	91,272	72,983	70,648
Less: comprehensive income attributable to noncontrolling interest	(167)	—	—
Comprehensive income attributable to common stockholders	$91,105	$72,983	$70,648

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$90,898	$81,132	$69,421
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	16,981	11,992	11,203
Straight-line rental income	(3,664)	(3,778)	(3,140)
Non-cash interest income on construction loan	—	(1,082)	(298)
Loan and realty losses (recoveries)	(2,195)	(99)	(573)
Gain on sales of real estate	(11,966)	(3,348)	(2,004)
Gain on payoff of mortgage note	(4,605)	—	—
Net realized gains on sales of marketable securities	(30)	(9,899)	—
Share-based compensation	2,168	3,087	2,368
Change in fair value of interest rate swap agreement	—	1,197	—
Income from unconsolidated entity	(45)	—	—
Change in operating assets and liabilities:
Deferred costs and other assets	(425)	(2,655)	(643)
Accounts payable and accrued expenses	(512)	95	634
Deferred income	(339)	212	576
Net cash provided by operating activities	86,266	76,854	77,544
Cash flows from investing activities:
Investment in mortgage notes receivable	(16,241)	(6,566)	(12,422)
Collection of mortgage notes receivable	17,463	4,540	9,482
Investment in real estate properties	(110,601)	(75,806)	(98,736)
Investment in unconsolidated entity	(8,309)	—	—
Payment of real estate purchase liability	(5,222)	—	—
Receipt of earnest money deposit	—	525	3,325
Proceeds from dispositions of real estate property	22,975	8,971	6,247
Proceeds from sales of marketable securities	125	12,862	75
Net cash used in investing activities	(99,810)	(55,474)	(92,029)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(33,300)	59,535	37,765
Borrowings on term loan	120,000	50,000	—
Debt issuance costs paid	(766)	—	—
Principal payments on term loan	—	(50,000)	—
Stock options exercised	(2)	200	183
Distributions to noncontrolling interest	(177)	—	—
Dividends paid to stockholders	(78,925)	(67,893)	(66,517)
Net cash provided by (used in) financing activities	6,830	(8,158)	(28,569)

(Decrease) increase in cash and cash equivalents	(6,714)	13,222	(43,054)
Cash and cash equivalents, beginning of period	15,886	2,664	45,718
Cash and cash equivalents, end of period	$9,172	$15,886	$2,664

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$3,449	$3,353	$1,061
Supplemental schedule of non-cash investing and financing activities:
Settlement of mortgage note by real estate acquisition	—	—	$22,936
Cash withheld at closing of real estate acquisition	—	$5,478	$1,000
Discount on mortgage note receivable purchased	—	$204	—
Assumption of debt in real estate acquisition	$19,250	—	—
Noncontrolling interest conveyed in acquisition	$10,964	—	—
Decrease in fair value of cash flow hedge	$1,241	—	—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2009	27,629,505	$276	$459,842	$(39,609)	$14,103	$434,612	$—	$434,612
Total comprehensive income	—	—	—	69,421	1,227	70,648	—	70,648
Shares issued on stock options exercised	59,887	1	182	—	—	183	—	183
Share-based compensation	—	—	2,368	—	—	2,368	—	2,368
Dividends declared, $2.36 per share	—	—	—	(65,311)	—	(65,311)	—	(65,311)
Balances at December 31, 2010	27,689,392	$277	$462,392	$(35,499)	$15,330	$442,500	$—	$442,500
Total comprehensive income	—	—	—	81,132	(8,149)	72,983	—	72,983
Shares issued on stock options exercised	61,816	1	199	—	—	200	—	200
Share-based compensation	—	—	3,087	—	—	3,087	—	3,087
Dividends declared, $2.715 per share	—	—	—	(75,285)	—	(75,285)	—	(75,285)
Balances at December 31, 2011	27,751,208	$278	$465,678	$(29,652)	$7,181	$443,485	$—	$443,485
Total comprehensive income	—	—	—	90,731	374	91,105	167	91,272
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	10,964	10,964
Distributions to noncontrolling interest	—	—	—	—	—	—	(266)	(266)
Shares issued on stock options exercised	106,009	1	(3)	—	—	(2)	—	(2)
Share-based compensation	—	—	2,168	—	—	2,168	—	2,168
Dividends declared, $2.86 per share	—	—	—	(79,574)	—	(79,574)	—	(79,574)
Balances at December 31, 2012	27,857,217	$279	$467,843	$(18,495)	$7,555	$457,182	$10,865	$468,047

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The Company – National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation incorporated in 1991, is a real estate investment trust (“REIT”) whose revenue is derived primarily from rental income on leased properties, interest income on mortgage loans and income from investments in the securities of other healthcare REITs. We invest in health care properties including assisted living facilities, independent living facilities, senior living campuses, medical office buildings, and hospitals. As of December 31, 2012, we had investments in properties located in 25 states throughout the U.S. operated by qualified health care providers.

Principles of Consolidation – The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and the joint venture entity over which we exercise control. All inter-company transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests.

We apply Financial Accounting Standards Board ("FASB") guidance for our arrangements with variable interest entities ("VIEs") which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At December 31, 2012, we held an interest in one unconsolidated VIE, of which we were not the primary beneficiary.

We also apply FASB guidance related to investments in joint ventures based on the type of controlling rights held by the members' interests in limited liability companies that may preclude consolidation by the majority equity owner in certain circumstances in which the majority equity owner would otherwise consolidate the joint venture.

We structure our joint ventures to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company, and is designed to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a taxable REIT subsidiary ("TRS"). Accordingly, the TRS holds our equity interest in an unconsolidated operating company, which we do not control, and provides an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests.

Investment in Unconsolidated Entity – We report our investment in an unconsolidated entity, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this method of accounting, our share of the entity's earnings or losses is included in our Consolidated Statements of Income.

The initial carrying value of our investment in the unconsolidated entity is based on the fair value of the net assets of the entity at the time we acquired our interest. We estimate fair values of the net assets of our equity method investees based on discounted cash flow models. The inputs we use in these models are based on assumptions that we believe to be within a reasonable range of current market rates for the respective investments.

We evaluate our investment in the unconsolidated entity for impairment whenever events or changes in circumstances indicate that the carrying value of our investment in the unconsolidated entity may exceed the fair value. If it is determined that a decline in the fair value of our investment in the unconsolidated entity is other-than-temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. The determination of the fair value of our investment in the unconsolidated entity involves significant judgment. Our estimates consider all available evidence including, the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors.

Noncontrolling Interests – We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify such interests as a component of consolidated equity, separate from total NHI stockholders' equity, in our Consolidated Balance Sheets. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Real Estate Properties – We record properties at cost, including capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years and improvements over their estimated useful lives ranging from 3 to 25 years.

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

We have reclassified for all periods presented the operations of facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Consolidated Statements of Income. Long-lived assets classified as held for sale are reported separately in the Consolidated Balance Sheets. When assets previously classified as being held for sale no longer meet the accounting criteria for such classification, we reclassify those assets as held and used, measured at the lower of their carrying amount before the assets were classified as held for sale (adjusted in the period in which the decision not to sell was made for any depreciation expense that would have been recognized had the assets been continuously classified as held and used) or their fair value at the date of the subsequent decision not to sell. Results of operations of the facilities previously disclosed in our Consolidated Statements of Income as discontinued operations which no longer meet the accounting criteria as held for sale are reclassified into continuing operations for all periods presented. There is no change to reported net income for the prior periods as a result of this reclassification.

Mortgage and Other Notes Receivable – We evaluate the carrying values of our notes receivable on an instrument-by-instrument basis. On a quarterly basis, we review our notes receivable for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

Cash Equivalents - Cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risks - Our credit risks primarily relate to cash and cash equivalents, investments in preferred stock and investments in mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts. Our mortgages and other notes receivable consist primarily of secured loans on health care facilities. Our investment in preferred stock is in another healthcare REIT.

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

Marketable Securities - Our investments in marketable securities are classified as available-for-sale securities. Unrealized gains and losses on available-for-sale securities are recorded in stockholders' equity. We evaluate our marketable securities for other-than-temporary impairments on at least a quarterly basis. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

Deferred Costs - Costs incurred to acquire debt are amortized by the effective interest method over the term of the related debt.

Deferred Income - Deferred income primarily includes non-refundable loan and lease commitment fees received by us, which are amortized into income over the expected period of the related loan or lease. In the event that our financing commitment to a potential borrower or lessee expires, the related commitment fees are recognized into income immediately. Commitment fees may be charged based on the terms of the loan or lease agreements and the creditworthiness of the parties.

Rental Income - Base rental income is recognized on a straight-line basis over the term of the lease. Under certain leases, we receive additional contingent rent, which is based on the increase in revenues of the lessee over a base year or base quarter. We recognize contingent rent annually or quarterly when, based on the actual revenues of the lessee, receipt of such income is probable since the target threshold has been achieved. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year, are considered to be contingent rentals and are excluded from minimum lease payments.

If rental income calculated on a straight-line basis exceeds the cash rent due under a lease, the difference is recorded as an increase to straight-line rent receivable in the Consolidated Balance Sheets and an increase in rental income in the Consolidated Statements of Income. If rental income on a straight-line basis is calculated to be less than cash received, there is a decrease in the same accounts.

We identify a lease as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the related cash is received.

Mortgage Interest Income - Mortgage interest income is recognized based on the interest rates and principal amounts outstanding on the mortgage notes receivable. Under certain mortgages, we receive additional contingent interest, which is based on the increase in the current year revenues of a borrower over a base year. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received.

Investment Income and Other - Investment income and other includes dividends when declared and interest when earned from investments in preferred stock and marketable securities of other healthcare REITs, interest on cash and cash equivalents when earned, and amortization of deferred income. Realized gains and losses on sales of marketable securities using the specific-identification method are included as a separate component of continuing operations in the Consolidated Statements of Income as investment and other gains.

Derivatives – In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. We have periodically chosen to manage this risk through the use of derivative financial instruments, primarily interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows.

To qualify for hedge accounting, our interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and are expected to remain, probable of occurring in accordance with our related assertions. All of our hedges are cash flow hedges.

We recognize all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities at their fair value in the Consolidated Balance Sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings.

Federal Income Taxes – We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Effective October 1, 2012, we began recording income tax expense or benefit with respect to one of our subsidiaries which is taxed as a Taxable REIT Subsidiary ("TRS") under provisions similar to those applicable to regular corporations. Aside from such income taxes which may be applicable to the taxable income in the TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements, except for the provision on the taxable income of the TRS which is included in franchise, excise and other taxes in the Consolidated Statements of Income. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

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

Segment Disclosures - We are in the business of owning and financing health care properties. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

New Accounting Pronouncements – On January 1, 2012, we adopted FASB's Accounting Standards Update ("ASU") 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 requires incremental fair value disclosures in the notes to the financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

On January 1, 2012, we adopted ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Accordingly, our adoption of this guidance is now incorporated retrospectively in our Consolidated Statements of Comprehensive Income. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment which amends FASB Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on our consolidated financial statements.

Reclassifications – We have reclassified our investment income and other to operating revenues in the prior periods' consolidated financial statements to conform to the current period presentation, such revenue being integral to our portfolio and being derived primarily from our investments in the common and preferred shares of other healthcare REITs. We have also reclassified interest expense into operating expenses to more accurately reflect the impact of our capital structure on our operations.

NOTE 2.  REAL ESTATE

At December 31, 2012, we owned 107 health care real estate properties located in 25 states consisting of 39 assisted living facilities, 3 independent living facilities, 5 senior living campuses, 55 skilled nursing facilities, 2 medical office buildings, and 3 hospitals. These investments (excluding our corporate office and assets held for sale) consisted of approximately $698,293,000, at original cost, of properties under triple-net lease to 19 lessees.

National HealthCare Corporation (“NHC”), is a publicly-held company and our largest customer. Under a Master Lease Agreement dated October 17, 1991, we lease 41 health care facilities to NHC, six of which are included in our discontinued operations as discussed below. The 35 properties included in continuing operations are comprised of 3 independent living facilities and 32 SNFs (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC under the Master Lease Agreement). A 15-year renewal term began January 1, 2007, and included 3 additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by the tenant at its expense. In December 2012, we entered into an extension to the Master Lease Agreement with NHC through December 2026. Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current year	$1,243	$1,234	$750
Prior year final certification[1]	1,063	635	485
Total percentage rent	$2,306	$1,869	$1,235
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Our revenue from continuing operations was $96,953,000, $87,213,000 and $82,579,000 in 2012, 2011 and 2010, respectively. Of these amounts, $33,056,000 (34%), $32,619,000 (37%) and $31,985,000 (39%) in 2012, 2011 and 2010, respectively, were derived from our master lease with NHC.

NHC owned 1,630,462 shares of our common stock at December 31, 2012. The chairman of our board of directors is also a director on NHC’s board.

Acquisitions and New Leases of Real Estate

During 2012, we made the following real estate investments and commitments totaling $159,457,000 which are described below (in thousands):

	Asset Class	Amount
Bickford Senior Living/RIDEA Structure	ALF	$52,667
Bickford Senior Living - new construction	ALF	27,000
Landmark Senior Living	ALF	20,200
Milestone Retirement Communities	ALF	9,000
Santé Partners	SLC	25,120
Chancellor Health Care	SLC	12,000
Legend Healthcare	SNF	13,470
		$159,457

Legend

On June 11, 2012, we completed the $13,470,000 purchase of a new, stabilized 125-bed skilled nursing facility located in Kyle, Texas. The facility has been leased to affiliates of Legend Healthcare, LLC (“Legend”) for an initial term of 15 years at a lease rate of 9% plus annual fixed escalators. Because Legend was a current lessee of the facility, we accounted for the acquisition using the acquisition method as prescribed by FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $1,096,000 of the purchase price to fair value of the land and $12,279,000 to the fair value of building and improvements and expensed $95,000 in transaction costs at closing. As of December 31, 2012, we had recorded $839,000 in lease revenue and had net earnings of $587,000 from this acquisition.

On October 31, 2011, we completed the purchase of four skilled nursing facilities located in Texas for a purchase price of $55,278,000, including contingent consideration of $5,478,000. The facilities have an average age of two years and a total of 498 beds that are operated by affiliates of Legend. Legend is eligible for an additional contingent payment of $5,478,000 related to the transaction if they attain certain performance metrics over the next two years, which is probable. In December 2012, as a result of Legend's attainment of certain required operating metrics, we funded $2,222,000 of this contingent consideration. We expect the remaining $3,256,000 to be funded prior to December 31, 2014. The four facilities are being leased to Legend for an initial term of 15 years at an initial lease rate of 9% on our invested amount, plus fixed escalators.  Because Legend was a current lessee of three of the facilities, we accounted for this portion of the acquisition valued at $39,530,000 using the acquisition method.  As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $2,694,000 of the purchase price to fair value of the land and $36,836,000 to the fair value of building and improvements.  The fourth facility, valued at $15,748,000, was accounted for as an asset purchase.

The revenue and net income for the three facilities acquired from Legend in 2011 have been recorded since the date of acquisition and are included in our Consolidated Statements of Income for the year ended December 31, 2011, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been January 1, 2010, are as follows (in thousands):

	Revenue	Net Income
Actual from October 31, 2011 - December 31, 2011	$644	$440
Combined pro forma from January 1, 2011 - December 31, 2011	$86,764	$83,969
Combined pro forma from January 1, 2010 - December 31, 2010	$81,912	$72,076

Santé

In August 2012, we completed a $25,120,000 purchase of a senior living campus in Silverdale, Washington with 138 units. The campus is leased to affiliates of Santé Partners, LLC ("Santé") over an initial term of 15 years at an effective lease rate of 7.8% per year plus annual fixed escalators. We have committed to fund an additional $3,500,000 for expansion and renovation of the facilities at an annual lease rate of 8.3%. The transaction was accounted for as an asset purchase.

Chancellor

On September 30, 2012, we completed a $12,000,000 purchase of a stabilized 181-unit senior living campus in Loma Linda, California. The campus is being leased to Chancellor Health Care, LLC ("Chancellor") for an initial term of 15 years at a lease rate of 9% plus annual fixed escalators. Because Chancellor was the current lessee of the facility, we accounted for the acquisition using the acquisition method. As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $1,200,000 of the purchase price to fair value of the land, $10,500,000 to the fair value of buildings and improvements, and $300,000 to the fair value of the operating equipment. As of December 31, 2012, we have recorded $341,000 in lease revenue and had net earnings of $265,000 from this acquisition.

Fundamental

In September 2012, we canceled our agreement to sell five skilled nursing facilities in Texas to our current tenant, affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”). We agreed to a three-year extension of the lease to February 29, 2016, with payments beginning at a lease amount of $4,989,000 per year plus annual fixed escalators. We granted to Fundamental an option during the lease renewal period to purchase three of the facilities for an aggregate price of $18,500,000. As a result of this cancellation, this portfolio no longer meets the accounting criteria as being held for sale and we have reclassified $29,381,000 previously reported in our Consolidated Balance Sheet as held for sale as follows: land of $1,735,000, buildings and improvements of $37,588,000, and accumulated depreciation of $9,942,000. We recorded $2,398,000 in depreciation expense in the third quarter of 2012 which is the amount that would have been recognized as depreciation on these properties had the disposal group been continuously classified as held for use through September 2012.

Polaris Hospital

In September 2012, the new 60-bed general acute care hospital in Murfreesboro, Tennessee, whose construction we began in September 2011, became fully operational and we reclassified the property from construction in progress. Our lease revenue from affiliates of Polaris Hospital Company commenced on October 1, 2012 at a lease rate of 10% per year plus annual fixed escalators. The initial lease term is for 15 years. At December 31, 2012, our investment in the new hospital totaled $21,500,000.

Bickford

On September 30, 2012, we purchased two assisted living/memory care facilities in Kansas totaling 170 units from our current tenant Bickford. The real estate properties are held in our consolidated subsidiary ("PropCo"), of which we retain an 85% ownership interest with eight other assisted living/memory care facilities that we own. The previous master lease with Bickford was renegotiated so that effective October 1, 2012, the ten facilities are now leased to an operating company ("OpCo") of which we also acquired an 85% ownership interest, but not control. Our investment in OpCo is discussed in Note 3. The master lease between PropCo and OpCo is for an initial term of five years, plus renewal options, with monthly payments totaling an annual lease amount of $7,750,000 plus a 3% annual escalator.

Consideration totaling $52,667,000 paid by NHI to Bickford in the transaction included $22,453,000 in cash, assumption of secured debt of $19,250,000 and the granting of a 15% equity interest in PropCo with a fair value on the acquisition date of approximately $10,964,000. Fair value was estimated using current market capitalization rates on net operating income. Fair value received by NHI included $41,436,000 of real estate properties consisting of $4,100,000 in land and $37,336,000 in buildings, equipment and other improvements; $2,922,000 of purchase liability debt canceled; and an investment in OpCo of $8,309,000. Based upon the contribution agreement between the parties, NHI and Bickford estimated the value of the ten facilities owned by PropCo at September 30, 2012 to be $92,343,000.

The total purchase price for the properties acquired, as discussed above, was allocated to the tangible assets, equity interest in OpCo and liabilities assumed based upon their relative fair values. The noncontrolling interest relating to PropCo is also reflected at estimated fair value as of the acquisition date.

In conjunction with the asset acquisition, Bickford granted us the exclusive right to their future acquisitions, development projects and refinancing transactions. At December 31, 2012, we had purchased land and begun construction on three assisted living facilities having a maximum cost of $27,000,000. Our costs incurred as of December 31, 2012 were $4,016,000 consisting of land of $1,833,000 and construction in progress of $2,183,000. Rent income from all new properties is at an annual rate of 9% on the total invested amount, plus a 3% an annual escalator.

At PropCo, all operations encompassing ordinary-course-of-business activities will be under NHI's management, as the managing member. Certain major business decisions require Bickford's consent in order to protect its interests, therefore, leaving control with NHI.

Because of our control of PropCo, we include its assets, liabilities, noncontrolling interest and operations in our consolidated financial statements in accordance with FASB ASC Topic 810, Consolidation and ASC Topic 970, Real Estate - General.

Milestone

In December 2012, we completed a $9,000,000 purchase and leaseback of three small assisted living facilities comprising 101 units in Oregon and Idaho. The facilities are leased to an affiliate of Milestone Retirement Communities over an initial term of 10 years at a lease rate of 7.75% per year plus annual fixed escalators. The transaction was accounted for as an asset purchase.

Landmark

In December 2012, NHI completed a $20,200,000 purchase and leaseback of a 120 unit assisted living/memory care facility in Wisconsin. The facility is being leased to an affiliate of Landmark Senior Living Communities over an initial term of 15 years at a lease rate of 7.75% per year plus annual fixed escalators. The transaction was accounted for as an asset purchase.

Selah

In May 2011, we completed a $15,000,000 purchase of four assisted living facilities totaling 183 units in Louisiana.  The facilities, which have an average age of 13 years, are being leased to an affiliate of Selah Management Group over 15 years at a lease rate of 8.5% per year plus annual fixed escalators. The transaction was accounted for as an asset purchase.

Tenant Transition and New Lease

In June 2012, due to material noncompliance with our lease terms, we terminated our lease with a former tenant of four assisted living and memory care facilities in Minnesota and transitioned the lease to a new tenant. The unplanned transition to a new tenant resulted in a write-off for accounting purposes of $963,000 in straight-line rent receivables, $126,000 in billed receivables and $171,000 in legal and other expenses. The former lease provided for an annual lease amount of $2,204,000. The facilities contain a total of 126 units, are four to eight years old, and are now being leased to affiliates of White Pine Senior Living for an initial term of 13 years at an annual lease amount of $2,338,000 plus annual fixed escalators. The first six months of the lease contains additional supplemental rent payments totaling $410,000. Our rental income, regardless of the timing of scheduled payments, is recognized on a straight-line basis over the term of the lease and amounted to $1,643,000 for the year ended December 31, 2012.

Dispositions of Certain Real Estate

In December 2012, our tenant, Sunrise Senior Living, exercised its purchase option to acquire for $23,000,000 in cash our assisted living facility in Edison, NJ which had a carrying value of $11,009,000. We deferred recognition of the tax gain on the sale of this facility by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code.

In December 2012, we entered into a letter of agreement with our tenant, NHC, for the sale of six older skilled nursing facilities for $21,000,000 in cash. The sale is to be completed on December 31, 2013. Effective January 1, 2014, NHI’s annual base rent of $33,700,000 will be reduced to $30,750,000. Accordingly, we have reclassified those assets to be sold to NHC as held-for-sale at December 31, 2012 and the results of operation of the facilities held for sale were classified as discontinued operations for all periods presented in our Consolidated Statements of Income.

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

We have classified the results of operations of these facilities as discontinued operations in our Consolidated Statements of Income for all periods presented. The summary of operating results of all facilities classified as discontinued operations is shown in Note 11.

Future Minimum Lease Payments

    At December 31, 2012, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with our tenants are as follows(in thousands):

2013	$88,586
2014	88,086
2015	84,892
2016	80,829
2017	77,440
Thereafter	592,439

$1,012,272

NOTE 3. INVESTMENT IN UNCONSOLIDATED ENTITY AND OTHER ASSETS

As discussed in Note 2, our investment in the operating company, OpCo, held by our TRS and recorded in the initial amount of $8,309,000, arose in conjunction with the acquisition from Bickford of two properties. We structured our arrangement with Bickford to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between PropCo, the property company, and OpCo, and is designed to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to the TRS. Accordingly, the TRS holds our 85% equity interest in OpCo in order to provide an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests.

OpCo's activities are managed through an "eligible independent contractor" subject to the oversight of Bickford. This organizational structure meets the requirements of Internal Revenue Code regulations for TRS entities. Bickford is the managing member of OpCo, although we have retained certain noncontrolling rights. As a result of Bickford's retention of operations oversight and control over all day-to-day business matters, our participative influence at OpCo does not amount to control of the entity.

Because voting rights of OpCo members are disproportionate, OpCo meets the accounting criteria to be considered a variable interest entity. However, we are not the primary beneficiary of OpCo as our substantive participation rights do not give us the power to direct the activities that most significantly impact OpCo's economic performance. As a result, we report our investment in OpCo, over whose operating and financial policies we have the ability to exercise significant influence, but not control, under the equity method of accounting. Our equity share of total income earned in 2012 by OpCo was $45,000.

Investment in the unconsolidated entity and other assets consist of the following (in thousands):

	As of December 31,
	2012	2011
Equity interest in unconsolidated entity	$8,353	$—
Loan costs and prepaid expenses	2,004	1,391
Accounts receivable and others assets	1,815	1,236
	$12,172	$2,627

OpCo is intended by the parties to be self-financing, and aside from initial investments, no support has been provided to OpCo since acquisition. While rentals on the related properties are sourced from OpCo, a decision to furnish additional support would be at our discretion and not obligatory. As a result of this circumstance, NHI believes its maximum exposure to loss at December 31, 2012, due to its involvement with OpCo, would be limited to its investment in OpCo. No distributions from OpCo have been received through December 31, 2012.

Unaudited summary financial information for OpCo is presented below (in thousands):

Operations for the three months ended December 31, 2012:
Revenues	$6,335
Operating expenses, including management fees	(4,345)
Lease Expenses	(1,937)
Net Income	$53

Summary balance sheet data at December 31, 2012:
Cash and other assets	$3,760
Furniture and equipment	$532
Accounts payable and accrued expenses	$3,008
Lease payable	$44
Straight-line rent liability	$1,983

The total purchase price for the assets acquired, which included our equity interest in OpCo, was allocated to the assets acquired based upon their relative fair values. Such allocations have not been finalized as we await final asset valuations and, as such, the results of the allocation are preliminary and subject to adjustment. As noted above, our investment in OpCo was initially recorded at $8,309,000. The accounting guidance for equity method investments requires that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as if OpCo were a consolidated subsidiary. As such, we will monitor and periodically review our equity method investment in OpCo for impairment to determine whether a decline, if any, in the value of the investment is other-than temporary.

NOTE 4.  MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable (dollar amounts in thousands):

Final Payment Date	Number of Loans		Original Face Amount	Carrying Amount
				December 31,
		Payment Terms in 2012		2012	2011
2012[1]	7	Monthly payments of $9 to $69, which include interest at 6.9%	$40,526	$13,992	$16,604

2012	1	Monthly payment of $120, including interest at 9.0%[2] Balloon payment due at maturity	12,162	—	5,197

2013	1	Monthly payment of $29, including interest at 6.5%[2,3] Balloon payment due at maturity	5,506	1,258	1,274

2014	8	Note A: $11.6 million with monthly payments of interest at 8.5% with principal due at maturity; Note B: $9.7 million with principal and interest at 3.0% due at maturity	26,293	19,037	21,337

2014	1	Monthly payment of interest at 13.0%; principal due at maturity	2,500	2,500	2,500

2014	1	Monthly payments of interest at a variable rate, current rate is 12.0% (next adjustment in October 2013 with principal due at maturity; additional $50 to be drawn during 2013)	850	800	800

2015	1	Monthly payment of interest at 13.5%; principal due at maturity	15,000	15,000	—

2015	1	Interest accrues at 10.0% during construction; monthly payment of interest only; principal due at maturity	13,870	11,870	11,870

2015	1	Monthly payment of interest at 14.0%; principal due at maturity	1,000	1,000	—

2015	1	Monthly payment of interest at 14.0%; principal due at maturity	1,000	1,000	1,000

2015	1	Monthly payment of interest at 9.0%; principal due at maturity	3,000	36	—

2018	1	Monthly payment of $38, including interest at 7.47%	5,033	3,765	3,809

2027-2032	6	Monthly payments of $19 to $32, which include interest ranging from 8.0% to 9.6%	20,774	13,992	14,281

				$84,250	$78,672

[1] The note with ElderTrust has matured. See our Commitments and Contingencies note.
2 We recognize interest income in the period in which cash is received because this loan was previously classified as non-performing.
[3] During 2011, we acquired the remaining interest in this mortgage note at a discount.

At December 31, 2012, we had investments in mortgage notes receivable secured by real estate and UCC liens on the personal property of 30 health care properties. Certain of the notes receivable are also secured by guarantees of significant parties to the notes and by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at December 31, 2012 or 2011. We recognize interest income in the period in which cash is received on certain mortgage notes receivable which were previously classified as non-performing and have an aggregate carrying value of $1,258,000 at December 31, 2012.

During 2012, we made loan commitments of $19,000,000 to three borrowers. On April 12, 2012, we entered into a three-year loan to provide Capital Funding Group, Inc. (CFG) up to $15,000,000 to be used as mezzanine financing for its bridge-to-HUD lending program. Outstanding borrowings were $15,000,000 at December 31, 2012. This loan requires monthly payments of interest only at an annual rate of 13.5%.

During 2012, we provided a three-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to new development projects. Outstanding borrowings on the facility amounted to $36,000 at December 31, 2012.

During 2012, we committed to an unsecured note requiring monthly, interest-only payments at 14%. At December 31, 2012 the loan was fully drawn with an outstanding balance of $1,000,000.

In September 2012, we recorded a $2,300,000 impairment on a note receivable from SeniorTrust of Florida, Inc., a Tennessee non-profit organization. The impairment was based on NHI’s continuing collection history with SeniorTrust and was estimated consistently with our policy of using discounted cash flow techniques. The carrying balance of the loan principal was $19,037,000 at December 31, 2012. For the year ended December 31, 2012, we received and recognized $999,000 in interest income from this borrower.

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

During 2011, we funded $4,350,000 of our construction loan commitment to Santé Mesa, LLC (“Santé”) for the development and construction of a 70-bed transitional rehabilitation center with a skilled nursing license in Mesa, Arizona.  The facility opened in March 2011. NHI has the option to purchase and lease back the facility when it reaches certain operating metrics.  The total loan commitment of $13,870,000 includes an as yet unfunded supplemental draw of $2,000,000 available to the borrower when the facility achieves certain operating metrics. The loan is for a period of five years and requires monthly payments of interest only at an annual rate of 10%. Per the terms of the loan agreement, interest payments were accrued as part of the construction loan balance until the full loan amount was drawn.

Loan Recoveries

In December 2012, we received from our current borrower a payment of $13,830,000 in full settlement of our note receivable secured by three skilled nursing facilities in Georgia formerly owned by Allgood Healthcare, Inc. The payment consisted of note principal of $4,650,000, accrued interest of $80,000, a recovery of a previous writedown of $4,495,000, and a note gain of $4,605,000. The recovery and gain are included in separate components of our income from continuing operations in our Consolidated Statements of Income. These facilities had previously been involved in bankruptcy proceedings with the former owner.

NOTE 5.  INVESTMENT IN PREFERRED STOCK, AT COST

In September 1998, we purchased 2,000,000 shares of the cumulative preferred stock of LTC Properties, Inc. (“LTC”), a publicly-traded REIT. The nonvoting preferred stock is convertible into 2,000,000 shares of LTC common stock. The closing price of LTC’s common stock at December 31, 2012 was $35.19 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. The preferred stock is not redeemable by us or LTC. The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Consolidated Balance Sheets. In accordance with ASC Topic 825 Financial Instruments, paragraph 10-50 Disclosure-Overall, we have determined that, for our cost basis investment in preferred stock, it is not practicable to estimate the fair value of the investment. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value. Dividends to be received are recorded in investment income when declared.  The carrying value of the preferred stock at December 31, 2012 and December 31, 2011 equals its original cost of $38,132,000.

NOTE 6.  INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities which are reported at fair value.  Unrealized gains and losses on available-for-sale securities are presented as a component of other comprehensive income.  Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$12,884	$4,183	$11,364

Gross unrealized gains related to available-for-sale securities were $8,796,000 at December 31, 2012 and $7,181,000 at December 31, 2011.

During 2011, we sold 381,000 common shares of LTC and sold 96,330 shares of convertible preferred stock of NHC and recognized gains totaling $8,809,000.

During 2011, we recognized a gain of $1,090,000 on the sale of 50,000 common shares of Nationwide Health Properties, Inc. (“NHP”) in exchange for 39,330 common shares of Ventas, Inc. (“Ventas”) upon the acquisition of NHP by Ventas.

During 2012, 2011, and 2010 we recognized $628,000, $822,000, and $1,267,000, respectively, of dividend income from our marketable securities and have included these amounts in investment income and other in the Consolidated Statements of Income.

NOTE 7.  DEBT

On May 1, 2012, we entered into a $320,000,000 unsecured credit facility that includes $120,000,000 of combined 5-year and 7-year term loans that were drawn immediately at closing to pay down our revolving credit borrowings and for other corporate purposes. The facility also includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings. The credit facility was provided by Wells Fargo, Bank of Montreal, KeyBank, and Bank of America, with Pinnacle National Bank as a participating bank. The credit facility provides for (1) unsecured, revolving borrowings of up to $200,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years, (inclusive of an embedded 1 year extension option); (2) an $80,000,000 unsecured, 5-year term loan with interest at 140 basis points over LIBOR; and (3) a $40,000,000 unsecured, 7-year term loan with interest at 150 basis points over LIBOR. The unused commitment fee is 35 basis points per annum. The credit facility amended a 4-year $200,000,000 unsecured revolving credit facility entered into on November 1, 2011, that provided for interest at 150 basis points over LIBOR and an unused commitment fee of 35 basis points per annum. In connection with the modification of our credit facility, we paid $753,000 in debt issuance costs which is amortized over the life of the amended facility. At December 31, 2012, we had $136,000,000 available to draw on the facility. Quoted 30-day LIBOR was 22 basis points on December 31, 2012.

As part of the transaction with Bickford, two facilities were contributed subject to a $19,250,000 mortgage with KeyBank. The loan, which matures on November 22, 2013, provides for interest at 300 basis points over LIBOR (effective interest rate was at 3.22% at December 31, 2012).

Debt consists of the following (in thousands):

	December 31,
	2012	2011
Revolving credit facility - unsecured	$64,000	$97,300
Bank term loans - unsecured	120,000	—
Bank term loans - secured	19,250	—
	$203,250	$97,300

Interest Rate Swap Agreement

In conjunction with the closing of the credit facility on May 1, 2012, we entered into an interest rate swap agreement to fix the interest rate at 3.04% on the $40,000,000 seven-year term loan. The critical terms of this swap agreement are essentially identical to those of the seven-year term loan and thus, in accordance with ASC Topic 815 Derivative Instruments and Hedging Activities, is considered a perfectly effective "cash flow hedge." Accordingly, changes in the fair value of this cash flow hedge are included in other comprehensive income rather than net income in our Consolidated Statements of Income. In the Consolidated Balance Sheets, if an asset, the fair value of the hedge is included in other assets, and, if a liability, as a component of accrued expenses.

For the year ended December 31, 2012, the decrease in the fair value of the swap agreement was $1,241,000 and is included in our Consolidated Statements of Comprehensive Income. See Note 14 for fair value disclosures about our interest rate swap agreement. On November 1, 2011, we terminated a previous interest rate swap agreement. Interest in 2011 reflected the change in fair value of the interest rate swap agreement.

The following table summarizes interest expense (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest expense	$3,172	$2,070	$1,244
Amortization of loan costs	320	581	308
Change in fair value of interest rate swap agreement	—	1,197	—
Total interest expense	$3,492	$3,848	$1,552

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

In conjunction with the arrangement with Bickford, we have been granted the exclusive right to their future acquisitions, development projects and refinancing transactions. At December 31, 2012, we had purchased land and begun construction on three assisted living facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $4,016,000. The operating company, OpCo, is charged an annual lease rate of 9% on the total cost of the new facilities, plus an annual fixed escalator.  In a separate arrangement with Bickford, NHI has provided a three-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to the new development projects. Outstanding borrowings on the facility amounted to $36,000 at December 31, 2012.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center ("Kentucky River"), a general acute care hospital in Jackson, Kentucky. This investment will be added to the lease basis on which the lease amount is calculated. The construction project is expected to commence in 2013 and continue over two years.  The lease extension is for an initial period of ten years beginning July 1, 2012, plus one five-year renewal option.

Legend Healthcare

In October 2011, we completed a purchase/leaseback of four skilled nursing facilities in Texas with affiliates of Legend Healthcare, LLC (“Legend”) for $55,278,000 which included contingent consideration of $5,478,000. In December 2012, as a result of Legend's attainment of certain required operating metrics, we funded $2,222,000 of this contingent consideration. We expect the remaining $3,256,000, which is recorded as a purchase liability, to be funded prior to December 31, 2014.

Santé
In June 2010, we entered into a construction loan commitment to provide up to $13,870,000 to Santé for the development and construction of a 70-bed transitional rehabilitation hospital with a skilled nursing license in Mesa, Arizona. The facility opened in March 2011. The $13,870,000 commitment includes an unfunded $2,000,000 supplemental draw available to the borrower when the facility achieves certain operating metrics. NHI also has the option to purchase and lease back the hospital when it achieves a predetermined level of stabilized net operating income.

We have committed to fund a $3,500,000 expansion and renovation program in connection with our acquisition of the senior living campus in Silverdale, Washington leased to Santé.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000 which is recorded as a purchase liability.

Capital Funding Group

We have agreed to fund up to $15,000,000 on a three-year revolving credit facility with Capital Funding Group ("CFG") with monthly payments of interest only at an annual rate of 13.5%. At December 31, 2012, outstanding borrowings on the note were $15,000,000.

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

As previously disclosed, in November 2008 the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations. NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. All issues have been resolved with respect to one of the nonprofit corporations, Care Foundation of America, Inc. A receiver has been appointed for each of the other two nonprofit corporations, SeniorTrust of Florida, Inc. and ElderTrust of Florida, Inc. The receiver of each of SeniorTrust and ElderTrust is charged with winding-up the affairs of those entities, which will include the sale of those assets that secure the financing provided to each entity by NHI. As disclosed in our Form 8-K filed September 7, 2012, the receiver of SeniorTrust has caused SeniorTrust to bring a lawsuit against NHI and another party (Davidson Co. Tenn. Chancery Court Case No. 12-1275-III). As part of the complaint, SeniorTrust asserts claims that primarily arise from an allegation that the terms of a 2004 transaction in which NHI sold a group of nursing homes in Kansas and Missouri to SeniorTrust, with NHI providing 100% financing of the purchase price, were unfair to SeniorTrust. SeniorTrust also alleges that NHI caused SeniorTrust to enter into other transactions on terms adverse to SeniorTrust. SeniorTrust seeks compensatory and punitive damages and other relief. NHI has denied SeniorTrust's claims and intends to vigorously defend against SeniorTrust's complaint. NHI also has asserted a counterclaim seeking payment in full of SeniorTrust's outstanding debt to NHI upon the receiver's sale of the assets that secure that debt.

As disclosed in our Form 8-K filed January 18, 2013, the receiver of ElderTrust has caused ElderTrust to bring a lawsuit against NHI and another party (Davidson Co., Tenn. Chancery Court Case No. 13-0060-IV). ElderTrust asserts claims that primarily arise from an allegation that the terms of the 2001 transaction in which NHI sold seven nursing homes in New Hampshire and Massachusetts to ElderTrust, with NHI providing 100% of the financing of the purchase price, were unfair to ElderTrust and that NHI caused ElderTrust to enter into other transactions on adverse terms. ElderTrust seeks compensatory and punitive damages and other relief. NHI denies ElderTrust's claims and intends to vigorously defend against ElderTrust's complaint. In addition, ElderTrust had been making timely principal and interest payments to NHI in the amount of $308,333.33 per month for the last five years. However, the payments NHI received from ElderTrust for January and February 2013 were for interest only. NHI filed a motion in (Davidson Co., Tenn. Chancery Court Case No. 12-1283-IV(III)) asserting that ElderTrust's receiver has put ElderTrust in breach of its obligation to NHI by reducing its monthly payment and requested that the Court authorize NHI to declare ElderTrust and its affiliated LLCs in default of their debt obligation and to pursue the default remedies provided for in the loan documents. On February 13, 2013, the Court denied this motion.

During the 2012, one of our subsidiaries reached a settlement regarding the final tax return for the operations acquired through foreclosure and agreed to settle a claim for personal injury in relation to a matter which arose prior to our acquisition of the subsidiary. These settlements resulted in charges against income in the amounts of $180,000 and $275,000, respectively.

NOTE 9. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gain on payoff of mortgage note receivable	$4,605	$—	$—
Gains on sales of marketable securities	30	9,899	2
Other gains	242	362	270
	$4,877	$10,261	$272

NOTE 10. SHARE-BASED COMPENSATION

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of December 31, 2012, there were 1,500,000 shares available for future grants under the 2012 plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to five years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of December 31, 2012, there were 20,635 shares available for future grants under the 2005 plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. As of December 31, 2012, no shares were available for future grants under this plan. The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for share-based compensation related to the 2005 Plan and the 1997 Plan totaled $2,168,000, $3,087,000 and $2,368,000 for the years ended December 31, 2012, 2011 and 2010, respectively, consisting of $2,167,000, $3,077,000 and $2,343,000 for stock options and $1,000, $10,000 and $25,000 for restricted stock and is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

The weighted average fair value per share of options granted was $6.36, $9.91 and $6.26 for 2012, 2011 and 2010, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
Dividend yield	6.02%	5.9%	6.52%
Expected volatility	32%	45.71%	37.56%
Expected lives	3.9 years	3.9 years	4.9 years
Risk-free interest rate	0.32%	1.11%	2.22%

Stock Option Activity

The following tables summarize our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding December 31, 2009	253,836	$27.72
Options granted under 2005 Plan	395,000	$36.18
Options exercised under 1997 Plan	(48,717)	$31.56
Options exercised under 2005 Plan	(215,612)	$31.78
Outstanding December 31, 2010	384,507	$33.24
Options granted under 2005 Plan	340,000	$46.11
Options exercised under 1997 Plan	(15,000)	$23.79
Options exercised under 2005 Plan	(183,417)	$32.69
Options forfeited under 2005 Plan	(16,668)	$41.52
Outstanding December 31, 2011	509,422	$42.03
Options granted under 2005 Plan	340,000	$47.52
Options exercised under 1997 Plan	(19,266)	$33.26
Options exercised under 2005 Plan	(618,481)	$43.63
Outstanding December 31, 2012	211,675	$46.60	3.71	$2,102,000

Exercisable December 31, 2012	35,000	$44.08	3.14	$436,000

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/4/2008	5,000	29.24	0.100
2/22/2011	15,000	45.58	3.150
2/25/2011	56,672	46.22	3.150
2/21/12	135,003	47.52	4.150

Outstanding December 31, 2012	211,675

The weighted average remaining contractual life of all options outstanding at December 31, 2012 is 3.7 years.  Including outstanding stock options, our stockholders have authorized an additional 1,732,310 shares of common stock that may be issued under the share-based payments plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2011	173,592	$8.37
Options granted under 2005 Plan	340,000	$7.23
Options vested under 2005 Plan	(336,917)	$7.37

Non-vested December 31, 2012	176,675	$8.09

At December 31, 2012, we had $448,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2013 - $400,000 and 2014 - $48,000. Stock-based compensation is included in general and administrative expense in the Consolidated Statements of Income.

The intrinsic value of total options outstanding at December 31, 2012 was $9.93 per share or $2,102,000.  The intrinsic value of options exercisable at December 31, 2012 was $12.45 per share or $436,000.  The intrinsic value of the total options exercised for the years ended December 31, 2012, 2011 and 2010 was $8.67 per share or $5,527,000; $12.94 per share or $2,567,000, and $13.28 per share or $3,510,000, respectively.

Restricted Stock Activity

The following table summarizes our restricted stock activity:

	Number of Shares	Weighted Average Remaining Vesting Period (Years)	Aggregate Intrinsic Value
Non-vested at December 31, 2009	5,100	1.026	$189,000
Vested during the period	(1,925)	—	—
Non-vested at December 31, 2010	3,175	0.540	$143,000
Vested during the period	(1,925)	—	—
Non-vested at December 31, 2011	1,250	0.095	$55,000
Vested during the period	(1,250)	—	—
Non-vested at December 31, 2012	—

At December 31, 2012, we had no unrecognized compensation cost related to unvested restricted stock.

NOTE 11. DISCONTINUED OPERATIONS

As described in Note 2, we have reclassified, for all periods presented, the operations of facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations.

In December 2012, our tenant Sunrise Senior Living exercised its purchase option to acquire our assisted living facility in Edison, NJ. The net gain on the sale of the facility was $11,966,000 for financial statement purposes. Our lease revenue from the facility was $1,302,000, $1,372,000, and $1,372,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In December 2012, we entered into a letter of agreement with NHC to sell six skilled nursing facilities for $21,000,000 on December 31, 2013. Our lease revenue from the facilities was $3,368,000, $3,377,000, and $3,227,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In January 2011, we completed the sale of a skilled nursing facility in Texas having a carrying value of $4,039,000 for cash proceeds of $4,500,000. Our lease revenue from the facilities was $43,000, and $565,000 for the years ended December 31, 2011 and 2010, respectively.

In February 2011, we completed the sale of two medical office buildings to our current tenant.  The net gain on the sale of these facilities in 2011 was $1,838,000 for financial statement purposes. Our lease revenue from the facilities was $41,000, and $584,000 for the years ended December 31, 2011 and 2010, respectively.

In August 2011, we completed the sale of a 60-unit assisted living facility located in Daytona Beach, Florida to the current tenant.  The net gain on the sale of these facilities was $1,048,000 for financial statement purposes.  Our lease revenue from the facilities was $202,000 and $364,000 for the years ended December 31, 2011 and 2010, respectively.

In June 2010, we completed the sale of two skilled nursing facilities in Texas to the current lessee, Legend.  The net gain on the sale of these facilities was $2,004,000 for financial statement purposes.  Our lease revenue from the facilities was $107,000 for the year ended December 31, 2010.

Income from discontinued operations for the year ended December 31, 2010 includes a $14,000 refund related to a previously closed facility in Bellingham, Washington.

Income from discontinued operations is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$4,671	$5,035	$6,219
Expenses:
Depreciation	402	443	602
Facility operating expenses	—	—	(14)
	402	443	588
Operating income	4,269	4,592	5,631
Gain on sales of real estate	11,966	3,348	2,004
Total discontinued operations	$16,235	$7,940	$7,635

Weighted average common shares outstanding:
Basic	27,811,813	27,719,096	27,664,482
Diluted	27,838,720	27,792,592	27,732,959

Discontinued operations income per common share:
Basic	$.58	$.29	$.28
Diluted	$.58	$.29	$.27

Reclassification

As described in Note 2, in September 2012, we canceled our agreement to sell five skilled nursing facilities in Texas to our current tenant, Fundamental, because of several factors, including obstacles Fundamental faced in securing HUD financing for the entire group of properties. We have extended the lease term for an additional three years ending February 29, 2016.

This portfolio no longer meets the accounting criteria as discontinued operations and we have reclassified our lease revenue of $4,965,000, $4,777,000 and $4,226,000 for the years ended December 31, 2012, 2011 and 2010, respectively, into continuing operations in our Consolidated Statements of Income. We have made provision for $2,398,000 in depreciation expense in the third quarter of 2012 which is the cumulative amount that would have been recognized as depreciation on these properties had the disposal group been continuously classified as held for use.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations attributable to common stockholders	$74,496	$73,192	$61,786
Discontinued operations	16,235	7,940	7,635
Net income attributable to common stockholders	$90,731	$81,132	$69,421

BASIC:
Weighted average common shares outstanding	27,811,813	27,719,096	27,664,482

Income from continuing operations per common share	$2.68	$2.64	$2.23
Discontinued operations per common share	.58	.29	.28
Net income per common share	$3.26	$2.93	$2.51

DILUTED:
Weighted average common shares outstanding	27,811,813	27,719,096	27,664,482
Stock options	26,907	72,035	65,548
Restricted shares	—	1,461	2,929
Average dilutive common shares outstanding	27,838,720	27,792,592	27,732,959

Income from continuing operations per common share	$2.68	$2.63	$2.23
Discontinued operations per common share	.58	.29	.27
Net income per common share	$3.26	$2.92	$2.50

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the average market price for our common shares	—	16,758	1,297

Dividends declared per common share	$2.86	$2.715	$2.36

NOTE 13. INCOME TAXES

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code (the "Code"). We have elected that our subsidiary established on September 30, 2012 in connection with the Bickford arrangement (which holds our ownership interest in an operating company) be taxed as a taxable REIT subsidiary ("TRS") under provisions of the Code. The TRS is subject to federal and state income taxes like those applicable to regular corporations. Aside from such income taxes which may be applicable to the taxable income in the TRS, we will not be subject to federal income tax provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income.

Per share dividend payments to common stockholders for the last three years are characterized for tax purposes as follows:

(Unaudited)	2012	2011	2010
Ordinary income	$2.62870	$2.32042	$2.32601
Capital gain	0.01130	0.32494	0.01887
Return of capital	—	0.06964	0.01512
Dividends declared per common share	$2.64000	$2.71500	$2.36000

Our consolidated provision for state and federal income tax for the years ended 2012, 2011, and 2010 was $137,000, $96,000, and $82,000, respectively. For the years ended 2012, 2011, and 2010 we had no deferred state or federal income tax.

Current taxes for 2012 of $20,000 relates to our equity interest in the unconsolidated operating company whose interest is owned by our TRS described above, plus $117,000 from a franchise tax levied by the state of Texas that has attributes of an income tax. The tax expense for 2011 and 2010 relates entirely to such tax levied in Texas. Our income taxes described above are combined in franchise, excise and other taxes in our Consolidated Statements of Income.

A reconciliation of our income tax expense for financial statement purposes, which is computed by applying the applicable state and federal corporate tax rates for the year ended December 31, 2012, is as follows:

	2012	2011	2010

Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$25,248	$24,900	$21,199
State income taxes, net of federal benefit	3,431	3,383	2,881
Tax attributable to non-controlling interest	(70)	—	—
Tax at statutory rates on earnings not subject to federal and state income taxes	(28,572)	(28,283)	(24,080)
Other differences	100	96	82
Income tax expense	$137	$96	$82

We made state income tax payments of $96,000, $82,000, and $52,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Inputs that are observable in the marketplace other than those inputs classified as level 1

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the valuation

Our financial assets and liabilities measured at fair value on a recurring basis include marketable securities and derivative financial instruments. Marketable securities include common and preferred stock of other healthcare REITs. Derivative financial instruments represent our interest rate swap agreement.

Marketable Securities. Where possible we utilize quoted prices in active markets to measure debt and equity securities; these items are classified as Level 1 in the hierarchy and include the common and preferred stock of other healthcare REITs.

Derivatives. Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs, including interest rates. The market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Contingent consideration. Contingent consideration related to business combinations are valued using unobservable inputs about the nature of the contingent arrangement and the counter-party to the arrangement, as well as our assumptions about the probability of full settlement of the contingency.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet	(Level 1)		(Level 2)		(Level 3)
	Classification	2012	2011	2012	2011	2012	20111
Common stock of other healthcare REITs	Marketable securities	$12,884	$11,364	$—	$—	$—	$—
Interest rate swap agreement	Accrued Expenses	$—	$—	$1,241	$—	$—	$—
Contingent consideration	Real estate purchase liabilities	$—	$—	$—	$—	$3,256	$5,478

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011 (in thousands):

	Fair Value Beginning of Year	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements	Fair Value at End of Year	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2012
Contingent consideration	$5,478	$—	$—	$(2,222)	$3,256	$—

2011
Contingent consideration	$—	$—	$—	$5,478	$5,478	$—

Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows (in thousands):

	Carrying		Fair Value Measurement
	Amount		(Level 2)		(Level 3)
	2012	2011	2012	2011	2012	2011
Mortgage and other notes receivable	$84,250	$78,672	$—	$—	$93,835	$88,824
Variable rate debt	$203,250	$97,300	$203,250	$97,300	$—	$—

The fair value of mortgage and other notes receivable is based on credit risk and discount rates that are not observable in the marketplace and therefore represents a Level 3 measurement.

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at December 31, 2012 and December 31, 2011, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 16. LIMITS ON COMMON STOCK OWNERSHIP

The Company's charter contains certain provisions which are designed to ensure that the Company's status as a REIT is protected for federal income tax purposes.  One of these provisions ensures that any transfer which would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the Internal Revenue Code would be void which, subject to certain exceptions, results in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company's common stock.  In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants.  Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family.  These written agreements are intended to restate and replace the parties' prior verbal agreement.  Based on the Excepted Holder Agreements currently outstanding, the ownership limit for all other stockholders is approximately 7.5%.  Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. These agreements were entered into in connection with the Company's stock purchase program pursuant to which the Company announced that it would purchase up to 1,000,000 shares of its common stock in the public market from its stockholders.

A separate agreement was entered into with each of the spouse and children of Dr. Carl E. Adams and others within Mr. W. Andrew Adams' family.  We needed to enter into such an agreement with each family member because of the complicated ownership attribution rules under Internal Revenue Code.  The Agreement permits the Excepted Holders to own common stock in excess of 9.9% up to the limit specifically provided in the individual agreement and not lose rights with respect to such shares.  However, if the stockholder's stock ownership exceeds the limit then such shares in excess of the limit become “Excess Stock” and lose voting rights and entitlement to receive dividends.  The Excess Stock classification remains in place until the stockholder no longer exceeds the threshold limit specified in the Agreement.  The purpose of these agreements is to ensure that the Company does not violate the prohibition against a REIT being closely held.  W. Andrew Adams' Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant.  This prohibition is designed to protect the Company's status as a REIT for tax purposes.

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except per share amounts).

2012	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$24,020	$21,817	$24,297	$26,819
Investment and other gains	37	35	46	4,759

Income from continuing operations attributable to common stockholders	17,216	15,859	13,282	28,139
Discontinued operations	1,133	1,068	1,068	12,966

Net income attributable to common stockholders	$18,349	$16,927	$14,350	$41,105

Weighted average common shares outstanding:
Basic	27,776,104	27,792,834	27,830,311	27,848,002
Diluted	27,803,222	27,820,831	27,862,582	27,868,245

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.62	$.57	$.48	$1.01
Discontinued operations	.04	.04	.04	.47
Net income attributable to common stockholders	$.66	$.61	$.52	$1.48

Diluted:
Income from continuing operations attributable to common stockholders	$.62	$.57	$.48	$1.01
Discontinued operations	.04	.04	.04	.47
Net income attributable to common stockholders	$.66	$.61	$.52	$1.48

2011	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$21,691	$21,369	$21,578	$22,575
Investment and other gains	192	8,661	1,114	294

Income from continuing operations attributable to common stockholders	15,537	23,985	16,668	17,002
Discontinued operations	3,556	1,132	2,140	1,112

Net income attributable to common stockholders	$19,093	$25,117	$18,808	$18,114

Weighted average common shares outstanding:
Basic	27,696,727	27,708,136	27,729,560	27,741,961
Diluted	27,796,109	27,799,616	27,789,725	27,784,915

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.56	$.87	$.60	$.61
Discontinued operations	.13	.04	.08	.04
Net income attributable to common stockholders	$.69	$.91	$.68	$.65

Diluted:
Income from continuing operations attributable to common stockholders	$.56	$.86	$.60	$.61
Discontinued operations	.13	.04	.08	.04
Net income attributable to common stockholders	$.69	$.90	$.68	$.65

Certain quarterly financial information shown above differs from amounts previously reported in the Forms 10-Q and Form 10-K for those periods due to reclassifications to retrospectively reflect the dispositions or planned dispositions of certain facilities as discontinued operations for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2012.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of National Health Investors, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.  The Company's independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

We have audited National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Health Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Investors, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 14, 2013

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. Additionally, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2012, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference from the information in our definitive proxy statement for the 2013 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2013 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2013 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the information in our definitive proxy statement for the 2013 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2013 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

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

NATIONAL HEALTH INVESTORS, INC.

BY:/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer
Date: February 14, 2013	and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Justin Hutchens	President, Chief Executive Officer	February 14, 2013
J. Justin Hutchens	and Director
(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 14, 2013
Roger R. Hopkins	(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 14, 2013
W. Andrew Adams

/s/ Robert A. McCabe, Jr.	Director	February 14, 2013
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 14, 2013
Robert T. Webb

/s/ Ted H. Welch	Director	February 14, 2013
Ted H. Welch

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863

3.2	Amendment to Articles of Incorporation dated as of May 1, 2009	Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed March 23, 2009

3.3	Restated Bylaws as amended November 5, 2012	Filed Herewith

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863

10.1	Material Contracts	Incorporated by reference to Exhibits 10.1 thru 10.9 to Form S-4 Registration Statement No. 33-41863

10.2	Amendment No. 5 to Master Agreement to Lease dated December 27, 2005, effective January 1, 2007	Incorporated by reference to Exhibit 10.2 to Form 10-K dated March 10, 2006

10.4	1997 Stock Option Plan	Incorporated by reference to the 1997 Proxy Statement as filed

10.5	2005 Stock Option Plan	Incorporated by reference to Exhibit 4.10 to the Company's registration statement on Form S-8 filed August 4, 2005

10.6	First Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan	Incorporated by reference to Appendix A to the Company's Proxy Statement filed March 17, 2006

10.7	Second Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan	Incorporated by reference to Exhibit B to the Company's Proxy Statement filed March 23, 2009

10.8	Excepted Holder Agreement – W. Andrew Adams	Incorporated by reference to Exhibit 10.6 to Form 10-K dated February 24, 2009

10.9
Excepted Holder Agreement between the Company and Andrea Adams Brown with Schedule A identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement.
Incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 3, 2010

10.10	Consulting Agreement with W. Andrew Adams	Incorporated by reference to Exhibit 10.8 to Form 10-K dated February 24, 2009

10.11	Amended and Restated Consulting Agreement	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated May 5, 2009

10.12	Amendment No. 1 dated March 10, 2010 to the Amended and Restated Consulting Agreement dated February 25, 2009 by and between NHI and W. Andrew Adams	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated May 7, 2010

10.13	Employment Agreement with J. Justin Hutchens	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 5, 2009

10.14	Amendment No. 1 dated March 10, 2010 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 7, 2010

10.15	Agreement with Care Foundation of America, Inc.	Incorporated by reference to Exhibit 10.11 to Form 10-K dated February 22, 2010

10.16	$100,000,000 credit facility dated February 1, 2010 by and between NHI and certain subsidiaries and Regions bank, as agent	Incorporated by reference to Exhibit 10.3 to Form 10-Q dated May 7, 2010

10.17	$50 million term loan and a $50 million revolving credit facility with Regions Bank dated November 3, 2010	Incorporated by reference to Exhibit 10.17 to Form 10-K dated February 16, 2010

10.18	Third Amendment dated May 3, 2011 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2011

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

10.21
Amended and Restated Credit Agreement dated as of May 1, 2012 among the Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing bank.
Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 3, 2012

10.22	Extension of Master Agreement to Lease dated December 28, 2012.	Filed Herewith

13	Financial Statement Schedules	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer	Filed Herewith