Form 10-K/A
period 2012-12-31
NATIONAL HEALTH INVESTORS INC
filed 2013-02-25
CIK 877860

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

EXPLANATORY NOTE

This amendment on Form 10-K/A contains only the cover page, this explanatory note, the signature page and Exhibit 101. The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2012 (the “10-K”), as filed with the Securities and Exchange Commission on February 14, 2013, is to include eXtensible Business Reporting Language (XBRL) information in Exhibit 101 that was excluded from the timely filed Original Filing, as provided for under Rule 405 of the SEC’s Regulation S-T. This Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information included in the Original Filing remains unchanged.
Exhibit 101 provides the following items formatted in XBRL: (1) Consolidated Balance Sheets as of December 31, 2012 and 2011; (2) Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010; (3) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010; (4) Consolidated Statements of Equity for the Years Ended December, 2012, 2011 and 2010; (5) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010; (6) Notes to Consolidated Financial Statements; (7) Schedule II — Real Estate and Accumulated Depreciation; (8) Schedule III — Real Estate and Accumulated Depreciation; and (9) Schedule IV — Mortgage Loans on Real Estate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

BY:/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer
Date: February 25, 2013	and Director

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

101	Interactive Data File	Filed herewith.