Form 10-Q
period 2013-03-31
NATIONAL HEALTH INVESTORS INC
filed 2013-05-06
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

There were 27,876,176 shares of common stock outstanding of the registrant as of May 2, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets:
Real estate properties:
Land	$58,869	$58,869
Buildings and improvements	637,043	636,994
Construction in progress	4,922	2,673
	700,834	698,536
Less accumulated depreciation	(167,549)	(163,146)
Real estate properties, net	533,285	535,390
Mortgage and other notes receivable, net	80,059	84,250
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	6,050	9,172
Marketable securities	14,845	12,884
Straight-line rent receivable	13,652	12,370
Investment in unconsolidated entity and other assets	12,507	12,172
Assets held for sale, net	1,611	1,611
Total Assets	$700,141	$705,981

Liabilities and Equity:
Debt	$203,250	$203,250
Real estate purchase liabilities	4,256	4,256
Accounts payable and accrued expenses	3,590	4,301
Dividends payable	19,375	24,793
Deferred income	1,294	1,334
Total Liabilities	231,765	237,934

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 40,000,000 shares authorized;
27,876,176 and 27,857,217 shares issued and outstanding, respectively	279	279
Capital in excess of par value	469,569	467,843
Cumulative dividends in excess of net income	(22,127)	(18,495)
Accumulated other comprehensive income	9,786	7,555
Total National Health Investors Stockholders' Equity	457,507	457,182
Noncontrolling interest	10,869	10,865
Total Equity	468,376	468,047
Total Liabilities and Equity	$700,141	$705,981

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2012 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Revenues:
Rental income	$25,050	$21,296
Interest income from mortgage and other notes	1,969	1,702
Investment income and other	1,052	1,060
	28,071	24,058
Expenses:
Depreciation	4,415	3,264
Interest expense	1,123	575
Legal expense	277	91
Franchise, excise and other taxes	144	125
General and administrative	3,089	2,786
Loan impairment	4,037	—
	13,085	6,841
Income before unconsolidated entity, discontinued operations
and noncontrolling interest	14,986	17,217
Income from unconsolidated entity	22	—
Income from continuing operations	15,008	17,217
Discontinued operations
Income from discontinued operations	915	1,133
Net income	15,923	18,350
Less: net income attributable to noncontrolling interest	(180)	—
Net income attributable to common stockholders	$15,743	$18,350

Weighted average common shares outstanding:
Basic	27,876,176	27,776,104
Diluted	27,911,584	27,803,222
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.53	$.62
Discontinued operations	.03	.04
Net income per common share attributable to common stockholders	$.56	$.66
Diluted:
Income from continuing operations attributable to common stockholders	$.53	$.62
Discontinued operations	.03	.04
Net income per common share attributable to common stockholders	$.56	$.66

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Net income	$15,923	$18,350
Other comprehensive income:
Change in unrealized gains on securities	1,961	408
Increase in fair value of cash flow hedge	270	—
Total other comprehensive income	2,231	408
Comprehensive income	18,154	18,758
Less: comprehensive income attributable to noncontrolling interest	(180)	—
Comprehensive income attributable to common stockholders	$17,974	$18,758

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$15,923	$18,350
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	4,415	3,365
Straight-line rental income	(1,283)	(1,062)
Loan impairment	4,037	—
Share-based compensation	1,580	1,432
Income from unconsolidated entity	(22)	—
Change in operating assets and liabilities:
Investment in unconsolidated entity and other assets	(324)	(133)
Accounts payable and accrued expenses	(440)	(665)
Deferred income	(40)	(40)
Net cash provided by operating activities	23,846	21,247
Cash flows from investing activities:
Investment in mortgage notes receivable	—	(52)
Collection of mortgage notes receivable	154	871
Investment in real estate development	(1,463)	(4,881)
Investment in renovations of existing real estate	(836)	—
Net cash used in investing activities	(2,145)	(4,062)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(2,000)
Stock options exercised	146	—
Distributions to noncontrolling interest	(176)	—
Dividends paid to stockholders	(24,793)	(24,144)
Net cash used in financing activities	(24,823)	(26,144)

Decrease in cash and cash equivalents	(3,122)	(8,959)
Cash and cash equivalents, beginning of period	9,172	15,886
Cash and cash equivalents, end of period	$6,050	$6,927

Supplemental disclosure of cash flow information:
Interest paid	$1,070	$534
Supplemental schedule of non-cash investing and financing activities:
Increase in fair value of cash flow hedge	$270	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2012	27,857,217	$279	$467,843	$(18,495)	$7,555	$457,182	$10,865	$468,047
Total comprehensive income	—	—	—	15,743	2,231	17,974	180	18,154
Distributions to noncontrolling interest	—	—	—	—	—	—	(176)	(176)
Shares issued on stock options exercised	18,959	—	146	—	—	146	—	146
Share-based compensation	—	—	1,580	—	—	1,580	—	1,580
Dividends declared, $.695 per share	—	—	—	(19,375)	—	(19,375)	—	(19,375)
Balances at March 31, 2013	27,876,176	$279	$469,569	$(22,127)	$9,786	$457,507	$10,869	$468,376

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., ("NHI" or the "Company") believe that the unaudited condensed consolidated financial statements to which these notes are attached include all normal, recurring adjustments which are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2012 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

Principles of Consolidation - The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and the joint venture entity over which we exercise control. All inter-company transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests.

We apply Financial Accounting Standards Board ("FASB") guidance for our arrangements with VIEs which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At March 31, 2013, we held an interest in one unconsolidated VIE, of which we were not the primary beneficiary.

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

Investment in Unconsolidated Entity - We report our TRS investment in an unconsolidated entity, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this method of accounting, our share of the entity's earnings or losses is included in our Condensed Consolidated Statements of Income.

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

We evaluate our investment in the unconsolidated entity for impairment whenever events or changes in circumstances indicate that the carrying value of our investment in the unconsolidated entity may exceed the fair value. If it is determined that a decline in the fair value of our investment in the unconsolidated entity is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. The determination of the fair value of our investment in the unconsolidated entity involves significant judgment. Our estimates consider all available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors.

Noncontrolling Interests - We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify such interests as a component of consolidated equity, separate from total NHI stockholders' equity, in our Condensed Consolidated Balance Sheets. In addition, we include net income attributable to the noncontrolling interests in net income in our Condensed Consolidated Statements of Income.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy is required to prioritize the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

The three levels of inputs used to measure fair value are as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

If the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. When an event or circumstance alters our assessment of the observability and thus the appropriate classification of an input to a fair value measurement which we deem to be significant to the fair value measurement as a whole, we will transfer that fair value measurement to the appropriate level within the fair value hierarchy.

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

We have reclassified for all periods presented the operations of facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Condensed Consolidated Statements of Income. Long-lived assets classified as held for sale are reported separately in the Condensed Consolidated Balance Sheets. When assets previously classified as being held for sale no longer meet the accounting criteria for such classification, we reclassify those assets as held and used, measured at the lower of their carrying amount before the assets were classified as held for sale (adjusted in the period in which the decision not to sell was made for any depreciation expense that would have been recognized had the assets been continuously classified as held and used) or their fair value at the date of the subsequent decision not to sell. Results of operations of the facilities previously disclosed in our Condensed Consolidated Statements of Income as discontinued operations which no longer meet the accounting criteria as held for sale are reclassified into continuing operations for all periods presented. There is no change to reported net income for the prior periods as a result of this reclassification.

Mortgage and Other Notes Receivable - We evaluate the carrying values of our notes receivable on an instrument-by-instrument basis. On a quarterly basis, we review our notes receivable for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If a note receivable becomes more than 30 days delinquent as to contractual principal or interest payments, the loan is classified as non-performing, and thereafter we recognize all amounts due when received. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

New Accounting Pronouncements - In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends FASB Topic 350, Intangibles-Goodwill and Other, to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on our condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB Topic 220, Comprehensive Income, which requires entities to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our condensed consolidated financial statements.

NOTE 2. REAL ESTATE

At March 31, 2013, we owned 107 health care real estate properties located in 23 states consisting of 39 assisted living facilities, 3 independent living facilities, 5 senior living campuses, 55 skilled nursing facilities, 2 medical office buildings, and 3 hospitals. These investments (excluding our corporate office of $710,000 and assets held for sale) consisted of properties at original cost of approximately $699,998,000, under triple-net lease to 18 lessees.

NHC

Our revenue from continuing operations was $28,071,000 and $24,058,000 for the three months ended March 31, 2013 and 2012, respectively. Of these amounts, $8,947,000 (32%) and $9,012,000 (37%), respectively, were derived from our master lease with our largest customer, National Healthcare Corporation (“NHC”). Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Current year	$620	$415
Prior year final certification[1]	817	1,063
Total percentage rent	$1,437	$1,478
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

See Note 13 for information related to the April 2013 acquisition of two skilled nursing facilities located in Canton and Corinth, Texas.

Bickford

We own an 85% interest and Bickford Senior Living owns a 15% interest in our consolidated subsidiary ("PropCo") which owns ten operating assisted living/memory care facilities. The ten facilities are leased to an operating company, ("OpCo"), of which we also retain an 85% ownership interest, but not control. The master lease provides for monthly payments totaling an annual lease amount of $7,750,000 plus a 3% annual escalator. In addition, NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. At March 31, 2013, PropCo had purchased land and begun construction on three assisted living/memory care facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $5,479,000. OpCo is charged an annual lease rate of 9% on all invested capital by PropCo. Of our total revenue from continuing operations, $2,081,000 (7%) was recorded by PropCo for the three months ended March 31, 2013.

NOTE 3. INVESTMENT IN UNCONSOLIDATED ENTITY AND OTHER ASSETS

Investment in the unconsolidated entity, OpCo, and other assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Equity interest in unconsolidated entity, OpCo	$8,375	$8,353
Loan costs and prepaid expenses, net	1,892	2,004
Accounts receivable and other assets	2,240	1,815
	$12,507	$12,172

OpCo is intended to be self-financing, and aside from initial investments, no support has been provided by NHI to OpCo since acquisition on September 30, 2012. While PropCo's rental revenues of the related properties are sourced from OpCo, a decision to furnish additional support would be at our discretion and not obligatory. As a result, NHI believes its maximum exposure to loss at March 31, 2013, due to its involvement with OpCo, would be limited to its equity interest. We have concluded that OpCo meets the accounting criteria to be considered a variable interest entity. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we carry our investment using the equity method. There have been no distributions declared during the three months ended March 31, 2013.

Unaudited summary financial information for OpCo, for which our equity in its income is presented in our condensed consolidated financial statements, is presented below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues	$6,189	$—

Operating expenses, including management fees	4,056	—
Lease expenses	2,081	—
Depreciation and amortization	27	—
Net Income	$25	$—

At acquisition, we allocated the total purchase price for the assets acquired, which included our equity interest in OpCo, based upon their relative fair values. Such allocations have not been finalized as we await definitive asset valuations and, as such, remain preliminary and subject to adjustment. We continue to monitor and periodically review our equity method investment in OpCo for impairment to determine whether a decline, if any, in the value of the investment is other than temporary.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At March 31, 2013, we had (1) investments in mortgage notes receivable with a carrying value of $64,059,000 secured by real estate and UCC liens on the personal property of 27 health care properties and (2) other notes receivable with a carrying value of $16,000,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. Due to non-receipt of contractual payments, we evaluated the recoverability of mortgage notes receivable with an aggregate carrying amount of $28,972,000 due from two nonprofit borrowers (SeniorTrust of Florida, Inc. and ElderTrust of Florida, Inc.). Using a discounted cash flow analysis, we evaluated the declining net operating income of SeniorTrust over the previous twelve months and recognized an impairment to the carrying value of the SeniorTrust notes in the total amount of $4,037,000, thereby reducing the carrying value of the SeniorTrust notes receivable to $15,000,000. We recognized $246,000 of interest income from SeniorTrust during the period. No allowance for doubtful accounts was considered necessary at March 31, 2013. We recognize interest income in the period in which cash is received on a mortgage note receivable which was previously classified as non-performing and had a carrying value of $1,250,000 at March 31, 2013.

See Note 13 for information related to the April 2013 settlement of litigation with the borrowers, ElderTrust and SeniorTrust.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We received $818,125 in dividends from LTC (a publicly-traded REIT) for both three month periods ended March 31, 2013 and 2012, on our investment in 2,000,000 shares of their cumulative preferred stock having an original cost of $38,132,000. The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets.

NOTE 6. INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities which are reported at fair value. Unrealized gains and losses on available-for-sale securities are presented as a component of other comprehensive income. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$14,845	$4,088	$12,884

Gross unrealized gains related to available-for-sale securities were $10,757,000 at March 31, 2013 and $8,796,000 at December 31, 2012.

NOTE 7. DEBT

We have a $320,000,000 unsecured credit facility that includes $120,000,000 of combined 5-year and 7-year term loans that are fully drawn. The facility includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings. The credit facility provides for (1) unsecured, revolving borrowings of up to $200,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years, (inclusive of an embedded 1 year extension option); (2) an $80,000,000 unsecured, 5-year term loan with interest at 140 basis points over LIBOR; and (3) a $40,000,000 unsecured, 7-year term loan with interest at 150 basis points over LIBOR. There is an unused commitment fee of 35 basis points per annum. At March 31, 2013, we had $136,000,000 available to draw on the revolving portion of the credit facility. Quoted 30-day LIBOR was 21 basis points on March 31, 2013.

We have two facilities which are subject to a $19,250,000 mortgage. The loan, which matures on November 22, 2013, provides for interest at 300 basis points over LIBOR (effective interest rate was at 3.21% at March 31, 2013).

Debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility - unsecured	$64,000	$64,000
Bank term loans - unsecured	120,000	120,000
Bank term loan - secured	19,250	19,250
	$203,250	$203,250

Interest Rate Swap Agreement

We have an interest rate swap agreement which effectively fixed the interest rate at 3.04% on the 7-year, $40,000,000 term loan for the three months ended March 31, 2013, but not for the comparable period of the prior year. The critical terms of this swap agreement are essentially identical to those of the 7-year term loan, and accordingly, at March 31, 2013, the $971,000 liability fair value of the swap agreement was included as a component of our accrued expenses in the Condensed Consolidated Balance Sheets, and the $270,000 decrease in the liability fair value of the interest rate swap from December 31, 2012 through March 31, 2013 was included in our Condensed Consolidated Statements of Comprehensive Income. See Note 12 for fair value disclosure about our interest rate swap agreement.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

At March 31, 2013, our subsidiary PropCo had purchased land and begun construction on three assisted living facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $5,479,000. In a separate arrangement with Bickford, NHI has provided a 3-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to the new development projects. There were no outstanding borrowings on the facility at March 31, 2013.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years.  Total construction costs incurred as of March 31, 2013 were $285,000. The ten-year lease extension began July 1, 2012 with an additional five-year renewal option.

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

Santé

We have a $2,000,000 supplemental construction commitment to our borrower, Santé Partners, LLC (“Santé”). This additional loan amount becomes available to the borrower when the 70-bed transitional rehabilitation hospital, completed in March 2011, achieves certain operating metrics. NHI also has the option to purchase and lease back the hospital when it achieves a predetermined level of stabilized net operating income.

We have committed to fund a $3,500,000 expansion and renovation program in connection with our August 2012 acquisition of the senior living campus in Silverdale, Washington leased to Santé. As of March 31, 2013, we had funded $991,000 of this commitment.

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

As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations. NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation was resolved with respect to one of the nonprofit corporations in 2009. A receiver has been appointed for each of the other two nonprofit corporations, SeniorTrust of Florida, Inc. ("SeniorTrust") and ElderTrust of Florida, Inc ("ElderTrust"). The receiver of each of SeniorTrust and ElderTrust is charged with winding-up the affairs of those entities, which will include the sale of those assets that secure the financing provided to each entity by NHI. As previously disclosed, the receiver of SeniorTrust and ElderTrust had caused those entities to bring lawsuits against NHI and NHC. See Note 13 for information related to the April 2013 settlement of this litigation.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of March 31, 2013, there were 1,140,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to five years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of March 31, 2013, there were 20,635 shares available for future grants under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. As of March 31, 2013, no shares were available for future grants under this plan. The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the quarter ended

March 31, 2013 was $1,580,000, all of which related to outstanding stock options, as compared to $1,432,000 for the quarter ended March 31, 2012, consisting of $1,431,000 for stock options and $1,000 for restricted stock.

At March 31, 2013, we had $1,176,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2013 - $760,000, 2014 - $375,000 and 2015 - $41,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following tables summarize our outstanding stock options:

	Three Months Ended
	March 31,
	2013	2012
Options outstanding January 1,	211,675	509,422
Options granted under 2005 Plan	—	340,000
Options granted under 2012 Plan	360,000	—
Options exercised under 1997 Plan	—	(19,266)
Options exercised under 2005 Plan	(55,001)	(141,819)
Options outstanding, March 31,	516,674	688,337

Exercisable at March 31,	323,330	504,994

The following table summarizes our restricted stock activity:

	Three Months Ended
	March 31,
	2013	2012
Non-vested at January 1,	—	1,250
Vested during the period	—	(1,250)
Non-vested at March 31,	—	—

NOTE 10. DISCONTINUED OPERATIONS

We have reclassified, for all periods presented, the operations of facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations.

In December 2012, our tenant Sunrise Senior Living exercised its option to purchase our assisted living facility in Edison, NJ. Our lease revenue from the facility was $343,000 for the quarter ended March 31, 2012.

In December 2012, we entered into a letter of agreement with NHC to sell six skilled nursing facilities for $21,000,000 on December 31, 2013. Our lease revenue from the facilities was $915,000 and $891,000 for the quarters ended March 31, 2013 and 2012, respectively.

Income from discontinued operations is summarized below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$915	$1,234
Expenses:
Depreciation	—	101
Total discontinued operations	$915	$1,133

Reclassification

In September 2012, we canceled our agreement to sell five skilled nursing facilities in Texas to our current tenant, Fundamental, because of several factors, including obstacles Fundamental faced in securing HUD financing for the entire group of properties. Fundamental agreed to extend the lease term for an additional three years ending February 29, 2016.

As a result of this cancellation, this portfolio no longer meets the accounting criteria as discontinued operations and we have reclassified our lease revenue of $1,223,000 for the quarter ended March 31, 2012, into continuing operations in our Condensed Consolidated Statements of Income.

NOTE 11. EARNINGS AND DIVIDENDS PER SHARE

The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per share. Diluted earnings per common share assume the exercise of stock options and vesting of restricted shares using the treasury stock method, to the extent dilutive.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Income from continuing operations attributable to common stockholders	$14,828	$17,217
Discontinued operations	915	1,133
Net income attributable to common stockholders	$15,743	$18,350

BASIC:
Weighted average common shares outstanding	27,876,176	27,776,104

Income from continuing operations per common share	$.53	$.62
Discontinued operations per common share	.03	.04
Net income per common share	$.56	$.66

DILUTED:
Weighted average common shares outstanding	27,876,176	27,776,104
Stock options	35,408	27,118
Average dilutive common shares outstanding	27,911,584	27,803,222

Income from continuing operations per common share	$.53	$.62
Discontinued operations per common share	.03	.04
Net income per common share	$.56	$.66

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the average market price for our common shares	11,964	11,681

Dividends declared per common share	$.695	$.65

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value on a recurring basis include marketable securities, derivative financial instruments and contingent consideration arrangements. Marketable securities consist of common stock of other healthcare REITs. Derivative financial instruments include our interest rate swap agreement. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving both business combinations and asset purchases.

Marketable securities. Where possible we utilize quoted prices in active markets to measure debt and equity securities; these items are classified as Level 1 in the hierarchy and include the common and preferred stock of other healthcare REITs.

Derivative financial instruments. Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs, including interest rates. The market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Contingent consideration. Contingent consideration arrangements are valued using unobservable inputs about the nature of the contingent arrangement and the counter-party to the arrangement, as well as our assumptions about the probability of full settlement of the contingency.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	March 31, 2013	December 31, 2012
Level 1
Common stock of other healthcare REITs	Marketable securities	$14,845	$12,884

Level 2
Interest rate swap agreement	Accrued Expenses	$971	$1,241

Level 3
Contingent consideration	Real estate purchase liabilities	$4,256	$4,256

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2013 and 2012 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2013
Contingent consideration	$4,256	$—	$—	$—	$4,256	$—

2012
Contingent consideration	$9,478	$—	$—	$—	$9,478	$—

Carrying values and fair values of financial instruments that are not carried at fair value at March 31, 2013 and December 31, 2012 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2013	2012	2013	2012
Level 2
Variable rate debt	$203,250	$203,250	$203,250	$203,250

Level 3
Mortgage and other notes receivable	$80,059	$84,250	$87,469	$93,835

The fair value of mortgage and other notes receivable is based on credit risk and discount rates that are not observable in the marketplace and therefore represents a Level 3 measurement.

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at March 31, 2013 and December 31, 2012, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 13. SUBSEQUENT EVENTS

Real Estate Investment

On April 18, 2013, we completed the purchase of two skilled nursing facilities, each less than two years old, located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus a conditional payment of $1,600,000 related to the purchase of the Corinth facility which depends on the achievement of certain performance metrics, which is likely. The facilities, which comprise a total of 254 beds, have been leased to affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”) for an initial term of 10 years at a lease rate of 9% plus annual fixed escalators. The lease includes three five-year renewal options at the terms which exist upon renewal. The acquisition of the Corinth facility was accounted for as an asset purchase.

Because Fundamental is the current lessee, we accounted for acquisition of the 100% interest in the real estate operation of the Canton facility using the acquisition method as prescribed by FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $420,000 of the purchase price to fair value of the land, $11,659,000 to the fair value of building and improvements, $671,000 to the fair value of equipment and expensed $147,000 in transaction costs which were paid at closing.

Litigation Settlement

In April 2013, we entered into a settlement agreement concerning litigation with two borrowers, ElderTrust and SeniorTrust, both Tennessee nonprofit corporations. Our transactions with the nonprofit entities have been fully disclosed in previous Forms 10-Q and Forms 10-K and were the subject of a Civil Investigative Demand by the Office of the Tennessee Attorney General originally issued in November 2008.

In conjunction with the settlement, which is subject to court approval, we agreed to purchase ElderTrust's eight skilled nursing facilities in Massachusetts and New Hampshire and to lease the facilities to NHC, the current manager. The consideration for the purchase from ElderTrust involves the cancellation of a note receivable from ElderTrust with a principal balance of $13,741,000 and cash of $23,350,000, which will be drawn on our revolving credit facility. The purchase is expected to be completed as soon as court approval and state licensure is obtained. The triple-net lease with NHC is for an initial term of 15 years at an annual lease amount of $3,450,000, plus a 4% annual escalator based on the increase in facility revenue over a base year. NHC will have the option to purchase the facilities in year twelve of the lease for $49,000,000. NHC also agreed to accelerate its purchase of six older skilled nursing facilities currently leased from us under terms described in our Form 10-K filed February 15, 2013, from an anticipated purchase in December 2013 to June 2013. At the time of this settlement agreement, ElderTrust was paying interest-only amounts of approximately $82,000 per month on our note receivable.

In April 2013, we agreed to a full settlement (subject to court approval) of our notes receivable from SeniorTrust for $15,000,000 in cash. At the time of this settlement agreement, SeniorTrust was paying interest-only amounts of approximately $83,000 per month on NHI's note receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

References throughout this document to NHI or the Company include National Health Investors, Inc., and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to National Health Investors, Inc. and its consolidated subsidiaries and not any other person. Unless the context indicates otherwise, references herein to “the Company” include all of our consolidated subsidiaries.

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

*
We have covenants related to our indebtedness which impose certain operational limitations and a breach of those covenants could materially adversely affect our financial condition and results of operations;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, and “Business” and “Risk Factors” under Item 1. and Item 1A. therein for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

National Health Investors, Inc., a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries. As of March 31, 2013, our portfolio consisted of real estate (excluding the corporate office and assets held for sale) and mortgage and other note investments with a carrying value totaling $612,634,000 and other investments in the preferred stock and marketable securities of other REITs with a carrying value of $52,977,000, resulting in total invested assets of $665,611,000. We are a self-managed REIT with our own management reporting directly to our Board of Directors. Our mission is to invest in health care real estate or in the operations thereof through independent third-party managers which generate current income that will be distributed to stockholders. We have pursued this mission by investing primarily in leased properties, loans and RIDEA transactions. These investments include assisted living facilities and their operations, senior living campuses, independent living, skilled nursing facilities, medical office buildings and hospitals, all of which are collectively referred to herein as "Health Care Facilities." We typically fund these investments through three sources of capital: (1) debt offerings, including bank lines of credit and ordinary term debt, (2) current cash flow, and (3) the sale of equity securities.

Portfolio

At March 31, 2013, our continuing operations consisted of investments in real estate and mortgage and other notes receivable in 134 health care facilities located in 25 states consisting of 41 assisted living facilities, 6 senior living campuses, 3 independent living facilities, 78 skilled nursing facilities, 2 medical office buildings, 4 hospitals and other notes receivable. These investments consisted of approximately $532,575,000 of net real estate investments in 107 health care facilities with 18 lessees and $80,059,000 aggregate carrying value of mortgage and other notes receivable from 16 borrowers related to 27 health care facilities.

Our revenues from continuing operations were $28,071,000, and $24,058,000 for the quarters ended March 31, 2013 and 2012, respectively. Of these amounts, $8,947,000 (32%), and $9,012,000 (37%), respectively, represent lease revenues of 35 health care facilities under a master lease with our largest customer, National HealthCare Corporation (“NHC”). Under the terms of the master lease, rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Current year	$620	$415
Prior year final certification[1]	817	1,063
Total percentage rent	$1,437	$1,478
1For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

NHC owned 1,630,462 shares of our common stock at March 31, 2013. The chairman of our board of directors is also a director on NHC’s board.

Bickford

We own an 85% interest and Bickford Senior Living owns a 15% interest in our consolidated subsidiary PropCo which contains 10 operating assisted living/memory care facilities. The 10 facilities are leased to an operating company, OpCo, of which we also retain an 85% ownership interest, but not control. The master lease provides for monthly payments totaling an annual lease amount of $7,750,000 plus a 3% annual escalator. In addition, NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. At March 31, 2013, PropCo had purchased land and begun construction on three assisted living/memory care facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $5,479,000. OpCo is charged an annual lease rate of 9% on all invested capital by PropCo. Of our total revenue from continuing operations, $2,081,000 (7%) was recorded by PropCo for the three months ended March 31, 2013.

The following tables summarize our investments in real estate (excluding corporate office of $710,000 and assets held for sale) and mortgage and other notes receivable as of March 31, 2013 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	55	7,734		$250,214
Assisted Living Facilities	39	1,984		187,648
Senior Living Campuses	5	797		50,074
Hospitals	3	181		36,739
Independent Living Facilities	3	273		3,540
Medical Office Buildings	2	88,517	*	4,360
Total Real Estate Properties	107			$532,575

Mortgage and Other Notes Receivable
Skilled Nursing Facilities	23	2,605		$45,138
Assisted Living Facilities	2	190		6,251
Senior Living Campus	1	76		800
Hospital	1	70		11,870
Other Notes Receivable	—	—		16,000
Total Mortgage and Other Notes Receivable	27	2,941		$80,059
Total Portfolio	134			$612,634

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	107	86.9%		$532,575
Mortgage and Other Notes Receivable	27	13.1%		80,059
Total Portfolio	134	100.0%		$612,634

Summary of Facilities by Type
Skilled Nursing Facilities	78	48.2%		$295,352
Assisted Living Facilities	41	31.7%		193,899
Senior Living Campuses	6	8.3%		50,874
Hospitals	4	7.9%		48,609
Independent Living Facilities	3	0.6%		3,540
Medical Office Buildings	2	0.7%		4,360
Other	—	2.6%		16,000
Total Real Estate Portfolio	134	100.0%		$612,634

Portfolio by Operator Type
Public	47	11.9%		$72,850
Regional	75	77.0%		471,883
Small	12	11.1%		67,901
Total Real Estate Portfolio	134	100.0%		$612,634

Public Operators
National HealthCare Corp.	35	6.6%		$40,574
Emeritus Senior Living	8	3.1%		18,709
Community Health Systems, Inc.	2	1.1%		6,807
Sun Healthcare Group, Inc.	2	1.1%		6,760
Total Public Operators	47	11.9%		$72,850

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes.  At March 31, 2013, such investments had a carrying amount of $52,977,000.

Areas of Focus

We are evaluating and will potentially make additional investments during the remainder of 2013 while continuing to monitor and improve our existing properties. Even as we make new investments, we expect to maintain a relatively low level of debt compared to the value of our assets and relative to our peers in the industry. Approximately 58% of our revenue from continuing operations is from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. As a result, in 2009, we began to diversify our portfolio by focusing a significant portion of our investments into private-pay assisted living, memory care and other properties which do not rely primarily on Medicare and Medicaid reimbursement.

According to a 2011 estimate by the U.S. Department of Health and Human Services, the number of Americans 65 and older is expected to grow 36% between 2010 and 2020, compared to a 9% growth rate for the general population. An increase in this age demographic is expected to increase the demand for senior housing properties in the coming decades.

There is increasing demand for private-pay senior housing properties in countries outside the U.S.  We will consider real estate and note investments with U.S. entities who seek to expand their senior housing operations into countries where local-market demand is sufficiently demonstrated.  We have a current investment of $1,500,000 in such ventures.

We expect to fund any new investments in real estate and mortgage notes in 2013 using our liquid investments and debt financing. We intend to make new investments that meet our underwriting criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

Critical Accounting Policies

Impairment Evaluations

The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest or the estimated fair value of the assets prior to our acquisition of interests in the entity. An aggregate basis difference between the cost of our equity method investee and the amount of underlying equity in its net assets is primarily attributable to goodwill, which is not amortized. We evaluate for impairment our equity method investments and related goodwill based upon a comparison of the estimated fair value of the investments to their carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other than temporary, an impairment is recorded. No impairments to the carrying value of our equity method investee have been recorded for any period presented.

The determination of the fair value and whether a shortfall in operating revenues or the existence of operating losses is indicative of a loss in value that is other than temporary involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, the duration of the fair value deficiency, and any other relevant factors. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

Significant judgment is involved in our analysis and estimates of fair value, including future operating results and related cash flows of our tenants and borrowers. Our ability to accurately predict these results and the cash flows they might generate and to estimate and allocate fair values affects the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

New Investments

On April 18, 2013, we completed the purchase of two skilled nursing facilities, each less than two years old, located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration of $1,600,000 related to the purchase of the Corinth facility which is contingent upon the achievement of certain performance metrics. The facilities, which comprise a total of 254 beds, have been leased to affiliates of Fundamental Long Term Care Holdings, LLC for an initial term of 10 years at a lease rate of 9% plus annual fixed escalators. The lease includes three five-year renewal options at the terms which exist upon renewal.

Other Lease Activity

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we do not experience a lease renewal or expiration. During the quarter ended March 31, 2013, we had no renewing or expiring leases.

Planned Dispositions of Real Estate

In December 2012, we entered into a letter of agreement with our tenant and major customer, NHC, to sell six older skilled nursing facilities for $21,000,000 in cash. The sale is expected to be completed in June 2013. Accordingly, those assets are classified as held-for-sale at March 31, 2013 and December 31, 2012, and the results of operation of the facilities were classified as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income. Upon the sale of these facilities, NHI's annual base rent of $33,700,000 will be reduced to $30,750,000.

We have reclassified the results of operations of facilities sold or held for sale at March 31, 2013 or December 31, 2012 as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.

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

Since inception, a number of our facility operators and mortgage loan borrowers have undergone bankruptcy. Others have been forced to surrender properties to us in lieu of foreclosure or for certain periods have failed to make timely payments on their obligations to us.

Potential Effects of Reductions in Medicare Reimbursement

In July 2012, CMS announced the final rule for fiscal 2013 that increased Medicare payments to SNF operators by a net 1.8% for the fiscal year beginning October 1, 2012. The final rule for 2013 does not take into account the ongoing attempt by Congress to reduce the federal deficit by $1.5 trillion over the next decade as required by the Budget Control Act of 2011. In 2013, there was a 2% cut to federal spending, including Medicare, as part of mandatory budget reductions, known as "sequestration," approved by Congress. We currently estimate that, except for the two borrowers mentioned below, our borrowers and lessees will be able to withstand the Medicare cut described above due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect such Medicare cuts will have on each of our borrowers and lessees.

As discussed in the notes to the condensed consolidated financial statements, our nonprofit borrowers SeniorTrust of Florida, Inc. and ElderTrust of Florida, Inc. appointed receivers to effect the sale of their assets and the winding up of those entities. These two mortgage borrowers were adversely impacted by Medicare cuts due to their payor mix, their current payment coverage ratios and limited net equity. The impact of reductions in Medicare reimbursement had an adverse effect on the value of the underlying real estate assets. For the three months ended March 31, 2013, we received interest-only payments from SeniorTrust and ElderTrust. On March 31, 2013, in accordance with our accounting policies, we evaluated these notes for recoverability. The financial condition of SeniorTrust reflected their declining net operating income over the previous twelve months and indicated a further adverse change in the estimated value of the collateral for our notes receivable. We recorded an impairment of $4,037,000 based on such estimated value. The mortgage notes receivable from these two borrowers had an aggregate principal balance of $28,972,000 at March 31, 2013 and interest income amounted to $487,000 for the three months then ended compared to $531,000 for the comparable period ended March 31, 2012.

In April 2013, we entered into a settlement agreement concerning litigation with the two borrowers. In conjunction with the settlement, which is subject to court approval, we agreed to purchase ElderTrust's eight skilled nursing facilities in Massachusetts and New Hampshire and to lease the facilities to NHC, the current manager. The consideration for the purchase from ElderTrust involves the cancellation of a note receivable from ElderTrust with a principal balance of $13,741,000 and cash of $23,350,000, which will be drawn on our revolving credit facility. The purchase is expected to be completed as soon as court approval and state licensure is obtained. The triple-net lease with NHC is for an initial term of 15 years at an annual lease amount of $3,450,000, plus a 4% annual escalator based on the increase in facility revenue over a base year. At the time of this settlement agreement, ElderTrust was paying interest-only amounts of approximately $82,000 per month on our note receivable. NHC will have the option to purchase the facilities in the twelfth year of the lease for $49,000,000. NHC also agreed to accelerate its purchase of six older skilled nursing facilities currently leased from us under terms described in our Form 10-K filed February 15, 2013 from an anticipated purchase in December, 2013 to June, 2013.

In April 2013, we agreed to a full settlement (subject to court approval) of our notes receivable from SeniorTrust for $15,000,000 in cash. At the time of this settlement agreement, SeniorTrust was paying interest-only amounts of approximately $83,000 per month on NHI's note receivable.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts. We recognize interest income in the period in which cash is received on certain mortgage notes receivable which were previously classified as non-performing. These notes have an aggregate carrying value of $1,250,000 at March 31, 2013.

Results of Operations

The results of operations for facilities included in assets held for sale or sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	March 31,		Period Change
	2013	2012	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$2,085	$884	$1,201	135.9%
Hospital leased to Polaris	527	—	527	NM
SLC leased to Santé Partners	505	—	505	NM
ALF leased to Landmark Senior Living	394	—	394	NM
SNFs leased to Legend Healthcare	2,955	2,580	375	14.5%
Other new and existing leases	17,301	16,746	555	3.3%
	23,767	20,210	3,557	17.6%
Straight-line rent adjustments, new and existing leases	1,283	1,086	197	18.1%
Total Rental Income	25,050	21,296	3,754	17.6%
Interest from mortgage and other notes
Capital Funding Group	506	—	506	NM
Bell Oden	—	215	(215)	NM
Other new and existing mortgages	1,463	1,487	(24)	(1.6)%
Total Interest Income from Mortgage and Other Notes	1,969	1,702	267	15.7%
Investment income and other	1,052	1,060	(8)	(0.8)%
Total Revenue	28,071	24,058	4,013	16.7%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	582	254	328	129.1%
SNFs leased to Fundamental reclassified to continuing operations	218	—	218	NM
SLC leased to Santé Partners	167	—	167	NM
ALF leased to Landmark Senior Living	145	—	145	NM
Other new and existing assets	3,303	3,010	293	9.7%
Total Depreciation	4,415	3,264	1,151	35.3%
Interest expense and amortization of loan costs	1,123	575	548	95.3%
Loan impairment	4,037	—	4,037	NM
Legal expense	277	91	186	204.4%
Share-based compensation expense	1,580	1,433	147	10.3%
Salaries, wages & benefits	844	895	(51)	(5.7)%
Other expenses	809	583	226	38.8%
	13,085	6,841	6,244	91.3%
Income before unconsolidated entity, discontinued operations and noncontrolling interest	14,986	17,217	(2,231)	(13.0)%
Income from unconsolidated entity	22	—	22	NM
Income from continuing operations	15,008	17,217	(2,209)	(12.8)%
Income from discontinued operations	915	1,133	(218)	(19.2)%
Net income	15,923	18,350	(2,427)	(13.2)%
Net income attributable to noncontrolling interest	(180)	—	(180)	NM
Net income attributable to common stockholders	$15,743	$18,350	$(2,607)	(14.2)%

NM - not meaningful

Financial highlights of the quarter ended March 31, 2013 compared to the same period in 2012 were as follows:

•
Rental income increased $3,754,000 when compared to the same period in the prior year primarily as a result of funding new real estate investments of $129,851,000 in 2012, including debt assumed in our arrangement with Bickford. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $267,000 due to new loan investments funded in 2012. Unless we continue to make new investments in loans in 2013 and future years, our interest income will decrease due to the normal amortization and scheduled maturities of our loans.

•
Depreciation expense increased $1,151,000 partially due to the reclassification of the Fundamental facilities from discontinued operations after the agreement to sell the facilities was canceled. Depreciation expense would have been recognized in 2012 and in prior years on these properties had the facilities been continuously classified as held and used. New real estate investments completed during 2012 increased depreciation expense by $933,000 for the first three months of 2013 as compared to the same period in the prior year.

•
Interest expense is related to our borrowings on a bank credit facility to fund new real estate and loan investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. An increase in interest payments and loan cost amortization of $548,000 resulted from expanded borrowings used to fund new real estate investments in 2012. We expect to fund healthcare real estate investments in 2013 with borrowings from our bank credit facility and sources of longer-term debt, both secured and unsecured, which will increase our interest expense.

•	Our loan impairment of $4,037,000 relates to a mortgage note due from SeniorTrust as discussed previously.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Three Months Ended		One Year Change
	3/31/2013	3/31/2012	$	%
Cash and cash equivalents at beginning of period	$9,172	$15,886	$(6,714)	(42.3)%
Net cash provided by operating activities	23,846	21,247	2,599	12.2%
Net cash used in investing activities	(2,145)	(4,062)	1,917	(47.2)%
Net cash used in financing activities	(24,823)	(26,144)	1,321	(5.1)%
Cash and cash equivalents at end of period	$6,050	$6,927	$(877)	(12.7)%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2013 increased as a result of the collection of lease payments on real estate investments completed during 2012 as well as the timing of collection of accounts receivable and the payment of accounts payable and accrued expenses.

Investing Activities – Net cash flows used in investing activities for the three months ended March 31, 2013 decreased slightly as compared to the first quarter of 2012 primarily due to more investments in real estate properties during 2012.

Financing Activities – Net cash flows used in financing activities for the three months ended March 31, 2013 consisted primarily of $24,793,000 in dividends paid to stockholders.

Liquidity

At March 31, 2013, our liquidity was strong, with $156,895,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock which had a closing price of $40.73 per share on March 31, 2013. Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

Our liquidity in cash accounts and other readily marketable securities (traded on public exchanges) is a result of our normal operating cash flows from core business investments in leases and notes as shown in our condensed consolidated financial statements.

We have a $320,000,000 unsecured credit facility that includes $120,000,000 of combined 5-year and 7-year term loans that are fully drawn. The facility includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings. The credit facility provides for (1) unsecured, revolving borrowings of up to $200,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years, (inclusive of an embedded 1 year extension option); (2) an $80,000,000 unsecured, 5-year term loan with interest at 140 basis points over LIBOR; and (3) a $40,000,000 unsecured, 7-year term loan with interest at 150 basis points over LIBOR. There is an unused commitment fee of 35 basis points per annum. At March 31, 2013, we had $136,000,000 available to draw on the revolving portion of the credit facility. Quoted 30-day LIBOR was 21 basis points on March 31, 2013.

We have two facilities which are subject to a $19,250,000 mortgage. The loan, which matures on November 22, 2013, provides for interest at 300 basis points over LIBOR (effective interest rate was at 3.21% at March 31, 2013).

We have an interest rate swap agreement which effectively fixed the interest rate at 3.04% on the seven-year $40,000,000 term loan was in place for the three months ended March 31, 2013, but not for the comparable period of the prior year. The critical terms of this swap agreement are essentially identical to those of the seven-year term loan, and accordingly, at March 31, 2013, the $971,000 liability fair value of the swap agreement was included as a component of our accrued expenses in the Condensed

Consolidated Balance Sheets, and the $270,000 decrease in the liability fair value of the interest rate swap from December 31, 2012 through March 31, 2013 was included in our Condensed Consolidated Statements of Comprehensive Income.

While we believe that our liquidity is strong, sustaining long-term growth may require that we utilize additional capital sources when investment opportunities present themselves. In such situation, we will consider seeking the expansion or replacement of our existing credit facility, private placement of unsecured debt, secured debt from U.S. Govt. agencies and HUD, and public offerings of debt and equity. We expect that our future sources of capital will have a higher cost as compared to the historically-low variable interest rates on our current credit facility. If we modify or replace existing debt we would incur debt issuance costs. These fees would be subject to amortization over the term of the new credit facility.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2013 and thereafter. During the first three months of 2013, we declared a quarterly dividend of $.695 per common share to shareholders of record on March 31, 2013, payable on May 10, 2013. On April 26, 2013, we declared a quarterly dividend of $.735 to shareholders of record on June 28, 2013 and payable on August 9, 2013.

Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). The 2012 regular fourth quarter dividend was $.67 per common share and was paid on January 31, 2013. The 2012 dividends declared included a special dividend of $.22 per common share. We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.

Contractual Obligations and Contingent Liabilities

As of March 31, 2013, our contractual payment obligations and contingent liabilities are more fully described in the notes to the condensed consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$222,084	$22,284	$8,021	$150,158	$41,621
Real estate purchase liabilities	4,256	4,256	—	—	—
Construction commitments	31,745	31,745	—	—	—
Loan commitments	5,050	5,050	—	—	—
Capital improvements	146	146	—	—	—
	$263,281	$63,481	$8,021	$150,158	$41,621
1 Interest is calculated based on the interest rate at March 31, 2013 through maturity of the 5-year and 7-year term loans, the revolving credit facility, and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of March 31, 2013.  The calculation also includes an unused commitment fee of .35%.

Commitments and Contingencies

Bickford

At March 31, 2013, our subsidiary PropCo had purchased land and begun construction on three assisted living facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $5,479,000. In a separate arrangement with Bickford, NHI has provided a 3-year, $3,000,000 revolving credit facility to Bickford to fund the market feasibility and pre-construction costs related to the new development projects. There were no outstanding borrowings on the facility at March 31, 2013.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years.  Total construction costs incurred as of March 31, 2013 were $285,000. The ten-year lease extension began July 1, 2012 with an additional five-year renewal option.

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

Santé

We have a $2,000,000 supplemental construction commitment to our borrower, Santé Partners, LLC (“Santé”). This additional loan amount becomes available to the borrower when the 70-bed transitional rehabilitation hospital, completed in March 2011, achieves certain operating metrics. NHI also has the option to purchase and lease back the hospital when it achieves a predetermined level of stabilized net operating income.

We have committed to fund a $3,500,000 expansion and renovation program in connection with our August 2012 acquisition of the senior living campus in Silverdale, Washington leased to Santé. As of March 31, 2013, we had funded $991,000 of this commitment.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000 which is recorded as a purchase liability.

Funds From Operations

Our funds from operations (“FFO”) for the three months ended March 31, 2013 decreased $1,817,000 or 8.5% over the same period in 2012. Our normalized FFO for the three months ended March 31, 2013 increased $2,220,000 or 10.4% over the same period in 2012, primarily as the result of the impact of our new real estate investments in 2012. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes the exercise of stock options and vesting of restricted stock using the treasury stock method. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and Normalized FFO and is presented for both basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net income attributable to common stockholders	$15,743	$18,350
Elimination of certain non-cash items in net income:
Real estate depreciation in continuing operations	3,883	2,924
Real estate depreciation related to noncontrolling interest	(68)	—
Real estate depreciation in discontinued operations	—	101
Funds from operations	$19,558	$21,375
Loan impairment	4,037	—
Normalized FFO	$23,595	$21,375

BASIC
Weighted average common shares outstanding	27,876,176	27,776,104
FFO per common share	$.70	$.77
Normalized FFO per common share	$.85	$.77

DILUTED
Weighted average common shares outstanding	27,911,584	27,803,222
FFO per common share	$.70	$.77
Normalized FFO per common share	$.85	$.77

Funds Available for Distribution

Our funds available for distribution (“FAD”) for the three months ended March 31, 2013 decreased $1,717,000 or 7.8% over the same period in 2012. Our normalized FAD for the three months ended March 31, 2013 increased $2,320,000 or 10.5% over the same period in 2012 due primarily to the impact of real estate investments completed during 2012. FAD represents net earnings available to common stockholders, excluding the effects of asset dispositions and straight-line rent adjustments, plus depreciation and stock based compensation. Diluted FAD assumes the exercise of stock options using the treasury stock method. Normalized FAD excludes from FAD certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FAD for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

Since other REITs may not use our definition of FAD, caution should be exercised when comparing our Company's FAD to that of other REITs. FAD in and of itself does not represent cash generated from operating activities in accordance with GAAP (FAD does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FAD and Normalized FAD and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net income attributable to common stockholders	$15,743	$18,350
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	4,415	3,264
Depreciation related to noncontrolling interest	(87)	—
Depreciation in discontinued operations	—	101
Straight-line lease revenue, net	(1,283)	(1,062)
Non-cash stock based compensation	1,580	1,432
Funds available for distribution	$20,368	$22,085
Loan impairment	4,037	—
Normalized FAD	$24,405	$22,085

BASIC
Weighted average common shares outstanding	27,876,176	27,776,104
FAD per common share	$.73	$.80
Normalized FAD per common share	$.88	$.80

DILUTED
Weighted average common shares outstanding	27,911,584	27,803,222
FAD per common share	$.73	$.79
Normalized FAD per common share	$.87	$.79

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on approximately $163,250,000 of variable-rate indebtedness (excludes $40,000,000 of variable-rate debt that has been hedged through an interest-rate swap contract) and on our mortgage and other notes receivable. The unused portion ($136,000,000 at March 31, 2013) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2013, net interest expense would increase or decrease annually by approximately $816,000 or $.03 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	March 31, 2013			December 31, 2012
	Balance	% of total	Rate[1]	Balance	% of total	Rate
Fixed rate:
Unsecured 7-year term loan	$40,000	19.6%	3.04%	$40,000	19.6%	3.04%
Variable rate:
Secured mortgage loan	19,250	9.5%	3.21%	19,250	9.5%	3.22%
Unsecured 5-year term loan	80,000	39.4%	1.61%	80,000	39.4%	1.62%
Unsecured revolving credit facility	64,000	31.5%	1.61%	64,000	31.5%	1.62%
	$203,250	100.0%	2.04%	$203,250	100.0%	2.05%

[1] Total is weighted average rate

The fixed rate debt in the table above reflects the effect of a $40,000,000 notional amount interest rate swap with an April 2019 maturity that effectively converts variable rate debt to fixed rate debt. To highlight the sensitivity of this fixed rate debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of March 31, 2013 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Unsecured 7-year term loan	$40,000	$40,971	$42,125	$39,852

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2013, the fair value of our mortgage loans receivable, discounted for estimated changes in the risk-free rate, was approximately $87,469,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,305,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,368,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $14,845,000 at March 31, 2013, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,485,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2013.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations. NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation was resolved with respect to one of the nonprofit corporations in 2009. A receiver has been appointed for each of the other two nonprofit corporations, SeniorTrust of Florida, Inc. ("SeniorTrust") and ElderTrust of Florida, Inc ("ElderTrust"). The receiver of each of SeniorTrust and ElderTrust is charged with winding-up the affairs of those entities, which will include the sale of those assets that secure the financing provided to each entity by NHI. As previously disclosed, the receiver of SeniorTrust and ElderTrust had caused those entities to bring lawsuits against NHI and NHC.

In April 2013, NHI, NHC and the receiver for ElderTrust and SeniorTrust entered into a settlement agreement resolving all remaining issues. The settlement agreement also settles the OTAG investigation and is subject to court approval. The settlement agreement provides that SeniorTrust will pay NHI $15,000,000 in cash in full settlement (subject to court approval) of the notes receivable between NHI and SeniorTrust.

The settlement agreement also provides that NHI will purchase, subject to court approval, ElderTrust's eight skilled nursing facilities in Massachusetts and New Hampshire and lease those facilities to NHC, the current operator. As consideration for the purchase from ElderTrust, NHI will cancel a note receivable from ElderTrust with a principal balance of $13,741,000 and pay ElderTrust cash in the amount of $23,350,000, which will be drawn on NHI's revolving credit facility. The purchase is expected to be completed as soon as court approval and state licensure is obtained. The triple-net lease with NHC is for an initial term of 15 years at an annual lease amount of $3,450,000, plus a 4% annual escalator based on the increase in facility revenue over a base year. NHC will have the option to purchase the facilities in the twelfth year of the lease for $49,000,000.

Item 1A. Risk Factors.

During the quarter ended March 31, 2013, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, except for the addition of the risk factor that is stated as follows:

We have covenants related to our indebtedness which impose certain operational limitations and a breach of these covenants could materially adversely affect our financial condition and results of operations.

The terms of our current indebtedness as well as debt instruments that the Company may enter into in the future are subject to customary financial and operational covenants. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Our continued ability to incur debt and operate our business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in a default under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed March 23, 2009)

3.3	Restated Bylaws (incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013)

10.1	Extension of Master Agreement to Lease dated December 12, 2012 (incorporated by reference to Exhibit 10.22 to Form 10-k filed February 15, 2013)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 3, 2013	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	May 3, 2013	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)