Form 10-Q
period 2013-06-30
NATIONAL HEALTH INVESTORS INC
filed 2013-08-06
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 27,876,176 shares of common stock outstanding of the registrant as of August 2, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets:
Real estate properties:
Land	$65,674	$58,869
Buildings and improvements	795,455	636,994
Construction in progress	9,954	2,673
	871,083	698,536
Less accumulated depreciation	(172,097)	(163,146)
Real estate properties, net	698,986	535,390
Mortgage and other notes receivable, net	65,229	84,250
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	36,469	9,172
Marketable securities	14,205	12,884
Straight-line rent receivable	15,065	12,370
Equity-method investment and other assets	17,537	12,172
Assets held for sale, net	1,611	1,611
Total Assets	$887,234	$705,981

Liabilities and Equity:
Debt	$386,778	$203,250
Real estate purchase liabilities	5,856	4,256
Accounts payable and accrued expenses	3,894	4,301
Dividends payable	20,489	24,793
Deferred income	1,230	1,334
Total Liabilities	418,247	237,934

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 40,000,000 shares authorized;
27,876,176 and 27,857,217 shares issued and outstanding, respectively	279	279
Capital in excess of par value	470,639	467,843
Cumulative dividends in excess of net income	(22,695)	(18,495)
Accumulated other comprehensive income	9,982	7,555
Total National Health Investors Stockholders' Equity	458,205	457,182
Noncontrolling interest	10,782	10,865
Total Equity	468,987	468,047
Total Liabilities and Equity	$887,234	$705,981

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2012 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues:
Rental income	$25,012	$18,921	$50,062	$40,217
Interest income from mortgage and other notes	1,972	1,847	3,941	3,549
Investment income and other	1,064	1,054	2,116	2,114
	28,048	21,822	56,119	45,880
Expenses:
Depreciation	4,558	3,295	8,973	6,559
Interest	1,598	747	2,721	1,321
Legal	289	128	566	220
Franchise, excise and other taxes	93	229	237	354
General and administrative	2,325	1,593	5,414	4,379
Loan impairment	—	—	4,037	—
	8,863	5,992	21,948	12,833
Income before equity-method investee, discontinued operations
and noncontrolling interest	19,185	15,830	34,171	33,047
Income from equity-method investee	69	—	91	—
Investment and other gains	—	30	—	30
Income from continuing operations	19,254	15,860	34,262	33,077
Discontinued operations
Income from operations - discontinued	844	1,068	1,759	2,201
Net income	20,098	16,928	36,021	35,278
Less: net income attributable to noncontrolling interest	(178)	—	(358)	—
Net income attributable to common stockholders	$19,920	$16,928	$35,663	$35,278

Weighted average common shares outstanding:
Basic	27,876,176	27,792,834	27,871,120	27,784,469
Diluted	27,913,727	27,820,831	27,907,600	27,812,027
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.68	$.57	$1.22	$1.19
Discontinued operations	.03	.04	.06	.08
Net income per common share attributable to common stockholders	$.71	$.61	$1.28	$1.27
Diluted:
Income from continuing operations attributable to common stockholders	$.68	$.57	$1.21	$1.19
Discontinued operations	.03	.04	.06	.08
Net income per common share attributable to common stockholders	$.71	$.61	$1.27	$1.27

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$20,098	$16,928	$36,021	$35,278
Other comprehensive income:
Change in unrealized gains on securities	(641)	1,494	1,320	1,903
Less: reclassification adjustment for gains in net income	—	(30)	—	(30)
Increase (decrease) in fair value of cash flow hedge	837	(907)	1,107	(907)
Total other comprehensive income	196	557	2,427	966
Comprehensive income	20,294	17,485	38,448	36,244
Less: comprehensive income attributable to noncontrolling interest	(178)	—	(358)	—
Comprehensive income attributable to common stockholders	$20,116	$17,485	$38,090	$36,244

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$36,021	$35,278
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	8,973	6,761
Straight-line rental income	(2,695)	(1,077)
Write-off of debt issuance costs	353	—
Loan impairment	4,037	—
Net realized gains on sales of marketable securities	—	(30)
Share-based compensation	1,833	1,679
Income from equity-method investee	(91)	—
Change in operating assets and liabilities:
Equity-method investment and other assets	(728)	(252)
Accounts payable and accrued expenses	326	(457)
Deferred income	(104)	(30)
Net cash provided by operating activities	47,925	41,872
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(500)	(5,262)
Collection of mortgage and other notes receivable	15,484	1,735
Investment in real estate	(83,179)	(24,298)
Investment in real estate development	(3,905)	—
Investment in renovations of existing real estate	(3,336)	—
Real estate purchase deposit	(2,500)	—
Proceeds from sales of marketable securities	—	125
Net cash used in investing activities	(77,936)	(27,700)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	103,000	(97,300)
Borrowings on term loan	80,000	120,000
Repayment of term loan	(80,000)	—
Debt issuance costs	(1,231)	(753)
Proceeds from exercise of stock options	146	—
Distributions to noncontrolling interest	(441)	—
Dividends paid to stockholders	(44,166)	(42,205)
Net cash provided by (used in) financing activities	57,308	(20,258)

Increase (decrease) in cash and cash equivalents	27,297	(6,086)
Cash and cash equivalents, beginning of period	9,172	15,886
Cash and cash equivalents, end of period	$36,469	$9,800

Supplemental disclosure of cash flow information:
Interest paid	$2,282	$1,373
Supplemental disclosure of non-cash investing and financing activities:
Conditional consideration in asset acqusition	$1,600	$—
Assumption of debt in real estate acquisition (at fair value)	$80,528	$—
Change in fair value of cash flow hedge	$1,107	$(907)
Assignment of net assets in equity-method investee	$817	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2012	27,857,217	$279	$467,843	$(18,495)	$7,555	$457,182	$10,865	$468,047
Total comprehensive income	—	—	—	35,663	2,427	38,090	358	38,448
Distributions to noncontrolling interest	—	—	—	—	—	—	(441)	(441)
Shares issued on stock options exercised	18,959	—	146	—	—	146	—	146
Share-based compensation	—	—	1,833	—	—	1,833	—	1,833
Assignment of net assets in equity-method investee	—	—	817	—	—	817	—	817
Dividends declared, $1.43 per share	—	—	—	(39,863)	—	(39,863)	—	(39,863)
Balances at June 30, 2013	27,876,176	$279	$470,639	$(22,695)	$9,982	$458,205	$10,782	$468,987

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., ("NHI" or the "Company") believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments which are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2012 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

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

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At June 30, 2013, we held an interest in one unconsolidated VIE, of which we were not the primary beneficiary.

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

Equity-Method Investment - We report our TRS investment in an unconsolidated entity, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this method of accounting, our pro rata share of the entity's earnings or losses is included in our Condensed Consolidated Statements of Income. Additionally, we adjust our investment carrying amount to reflect our share of changes in an equity-method investee's capital resulting from its capital transactions.

The initial carrying value of our equity-method investments is based on the fair value of the net assets of the entity at the time we acquired our interest. We estimate fair values of the net assets of our equity-method investees based on discounted cash flow models. The inputs we use in these models are based on assumptions that we believe to be within a reasonable range of current market rates for the respective investments.

We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may exceed the fair value. If it is determined that a decline in the fair value of our investment is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. The determination of the fair value of our equity-method investments involve significant judgment. Our estimates consider all available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors.

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

Real Estate Properties - We record properties at cost, including capitalized interest during construction periods. For properties acquired in transactions accounted for as an asset purchase, the purchase price allocation is based on the relative fair values of the assets acquired. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years and improvements over their estimated useful lives ranging from 3 to 25 years.

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

Mortgage and Other Notes Receivable - Each quarter, we evaluate the carrying values of our notes receivable on an instrument-by-instrument basis for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If a note receivable becomes more than 30 days delinquent as to contractual principal or interest payments, the loan is classified as non-performing, and thereafter we recognize all amounts due when received. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

New Accounting Pronouncements - In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB Topic 220, Comprehensive Income, which requires entities to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our condensed consolidated financial statements.

NOTE 2. REAL ESTATE

As of June 30, 2013, we owned 126 health care real estate properties located in 24 states and consisting of 56 assisted living facilities, 3 independent living facilities, 5 senior living campuses, 57 skilled nursing facilities, 2 medical office buildings, and 3 hospitals. These investments (excluding our corporate office of $874,000 and assets held for sale) consisted of properties with an original cost of approximately $870,209,000, rented under triple-net leases to 18 lessees.

NHC

Our revenue from continuing operations was $56,119,000 and $45,880,000 for the six months ended June 30, 2013 and 2012, respectively. Of these amounts, $17,148,000 (31%) and $17,026,000 (37%), respectively, were derived from our master lease with our largest customer, National Healthcare Corporation (“NHC”). Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current year	$568	$382	$1,136	$765
Prior year final certification[1]	—	—	746	997
Total percentage rent	$568	$382	$1,882	$1,762
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which is probable. The facilities, which total 254 beds, have been leased to affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”) for an initial term of 10 years at a lease rate of 9% plus annual fixed escalators. The lease includes three five-year renewal options at the terms which exist upon renewal. Since the Corinth facility was owner-operated, the acquisition of the Corinth facility was accounted for as an asset purchase.

Because Fundamental is the current lessee, we accounted for acquisition of the 100% interest in the real estate operation of the Canton facility using the acquisition method as prescribed by FASB Accounting Standards Codification Topic 805, Business Combinations ("ASC Topic 805"). As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $420,000 of the purchase price to the fair value of the land, $11,659,000 to the fair value of building and improvements, $671,000 to the fair value of equipment and expensed $147,000 in transaction costs which were paid at closing.

Bickford

As of June 30, 2013, we owned an 85% equity interest and an affiliate of Bickford Senior Living ("Bickford") owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 27 assisted living/memory care facilities and also has 3 facilities under construction. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85% ownership interest, but do not control. Our joint venture is structured to comply with the provisions of RIDEA.

On June 28, 2013, PropCo purchased 17 assisted living and memory care facilities which were managed by Bickford. The facilities total 750 units and are located in Illinois, Indiana, Iowa and Nebraska. Of these facilities, 14 were acquired from a subsidiary of Care Investment Trust, Inc. ("Care") for $124,549,000, consisting of $44,021,000 in cash and assumption of secured debt with a fair value of $80,528,000. We accounted for acquisition of the 100% interest in the real estate operations of these facilities using the acquisition method as prescribed by ASC Topic 805. As part of this transaction, we recognized all identifiable tangible assets and liabilities assumed at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $4,360,000 to the fair value of the land, $120,189,000 to the fair value of the buildings and improvements and expensed $63,000 in transaction costs at closing. Allocations of fair value to the assets acquired and debt assumed at the acquisition date have not been finalized and, as such, the amounts included in the accompanying Condensed Consolidated Balance Sheet are preliminary and subject to adjustment. The 14 newly-acquired facilities have been leased to OpCo for an initial term of 5 years at an aggregate annual lease amount of $9,750,000 plus annual fixed escalators.

Concurrent with this acquisition, PropCo also completed a $12,910,000 purchase and leaseback of three assisted living facilities located in Iowa, Nebraska and Indiana totaling 107 units from affiliates of Bickford. The acquisition was accounted for as an asset purchase. PropCo's previous master lease with Bickford was amended to include these three properties and as a result the annual lease amount was increased from $7,750,000 to $9,086,000. All other significant terms of the existing master lease remain unchanged.

In total, the 27 operating facilities in the joint venture have aggregate annual contractual rent due from OpCo to Propco of $18,836,000, plus fixed annual escalators. Of our total revenue from continuing operations, $2,093,000 and $4,174,000 were recorded by PropCo from OpCo for the three and six month periods ended June 30, 2013.

NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. At June 30, 2013, PropCo had purchased land and begun construction on three assisted living/memory care facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $7,921,000.

For the 14 Care properties, discussed above, no material income or expense was recorded in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013. Unaudited pro forma revenue, net income and net income available to common stockholders of the combined entity is provided below had the acquisition date been January 1, 2012, as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue	$30,636	$24,410	$61,295	$51,056
Net income	$20,538	$17,368	$36,900	$36,157
Net income available to common stockholders	$20,294	$17,302	$36,410	$36,025
Basic earnings per share	$.73	$.62	$1.31	$1.30
Diluted earnings per share	$.73	$.62	$1.30	$1.30

Supplemental pro forma information above includes revenues from the newly executed lease with OpCo, recognized on a straight-line basis, depreciation, and appropriate interest costs.

See Note 13 for information related to the acquisition transactions we completed during July 2013.

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Equity-method investment in OpCo	$9,261	$8,353
Loan costs and prepaid expenses, net	2,804	1,837
Escrow deposit for real estate purchase	2,500	166
Replacement reserve and tax escrows - Fannie Mae	1,075	—
Accounts receivable and other assets	1,897	1,816
	$17,537	$12,172

In June 2013, we made an escrow deposit of $2,500,000 toward the purchase of the ElderTrust facilities as discussed in Note 4. Additionally, in June 2013, we recorded escrow deposits for replacement reserves and taxes in connection with our assumption of Fannie Mae secured debt as described in Note 7.

In connection with the acquisition of the Care and Bickford properties in June 2013, a sale and assignment was entered into whereby the operations of the 17 facilities were conveyed by an affiliate of Bickford to OpCo. As provided for under the agreements, the transaction resulted in the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities as of the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis, resulting in an adjustment of $817,000 to NHI's equity-method investment in OpCo and to our capital in excess of par value.

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, NHI believes its maximum exposure to loss at June 30, 2013, due to its involvement with OpCo, would be limited to its equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared during the six months ended June 30, 2013.

At inception, we tentatively valued our equity interest in OpCo based on the total consideration for the underlying assets at their estimated relative fair values. During the measurement period granted under provisions of ASC Topic 805, we have ascertained and ascribed value to all identifiable assets acquired, liabilities assumed and implied goodwill. As the result of the culmination of this process, the asset values disclosed as preliminary in prior filings have been finalized without further revision. We continue to monitor and periodically review for impairment our equity method investment in OpCo to determine whether a decline, if any, in the value of the investment is other than temporary. We noted no decline in value as of June 30, 2013.

Summary financial information for OpCo, for which our pro rata share of the equity in its net income is presented in our Condensed Consolidated Statement of Income, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$6,131	$—	$12,320	$—

Operating expenses, including management fees	3,938	—	7,994	—
Lease expenses	2,093	—	4,174	—
Depreciation and amortization	18	—	45	—
Net Income	$82	$—	$107	$—

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At June 30, 2013, we had: (1) investments in mortgage notes receivable with a carrying value of $48,729,000 secured by real estate and UCC liens on the personal property of 19 health care properties and (2) other notes receivable with a carrying value of $16,500,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at June 30, 2013.

Due to non-receipt of contractual payments, in March 2013, we evaluated the recoverability of mortgage notes receivable due from two nonprofit borrowers (SeniorTrust of Florida, Inc. and ElderTrust of Florida, Inc.). Using a discounted cash flow analysis, we evaluated the declining net operating income of SeniorTrust over the previous twelve months and recognized an impairment to the carrying value of the SeniorTrust notes in the total amount of $4,037,000, thereby reducing the carrying value of the SeniorTrust notes receivable to $15,000,000.

As discussed in Note 8, in April 2013, we entered into a settlement agreement concerning litigation with SeniorTrust and ElderTrust. As a result of the settlement, we agreed to a full payoff of our notes receivable from SeniorTrust for $15,000,000 in cash, which we received in June 2013. Additionally, we agreed to purchase the seven skilled nursing facilities which serve as collateral for the note from ElderTrust. The consideration for the anticipated purchase includes the cancellation of ElderTrust's note receivable with a principal balance of $13,741,000 and cash of $23,350,000. The purchase is expected to be completed by August 31, 2013 after state licensure is obtained. We have agreed to lease the facilities to NHC, the current manager. The triple-net lease with NHC is for an initial term of 15 years at an annual lease amount of $3,450,000, plus a 4% annual escalator based on the increase in facility revenue over a 2014 base year. NHC will have the option to purchase the facilities after year twelve of the lease for $49,000,000. NHC has also agreed to accelerate its purchase of six older skilled nursing facilities currently leased from NHI under terms described in our Form 10-K filed February 15, 2013 to August 31, 2013. At the time of this settlement agreement, ElderTrust was making interest-only payments of approximately $82,000 per month on our note receivable.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We received $1,636,000 in preferred dividends from LTC (a publicly-traded REIT) for each of the six month periods ended June 30, 2013 and 2012, on our investment in 2,000,000 shares of their cumulative preferred stock having an original cost of $38,132,000. The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. The non-voting preferred stock is convertible into 2,000,000 shares of LTC common stock.

NOTE 6. INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities which are reported at fair value. Unrealized gains and losses on available-for-sale securities are presented as a component of other comprehensive income. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$14,205	$4,088	$12,884

Gross unrealized gains related to available-for-sale securities were $10,117,000 at June 30, 2013 and $8,796,000 at December 31, 2012.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility - unsecured	$167,000	$64,000
Bank term loans - unsecured	120,000	120,000
Bank term loan - secured	19,250	19,250
Fannie Mae term loans - secured (including a premium of $1,799)	80,528	—
	$386,778	$203,250

On June 28, 2013, we entered into a $370,000,000 unsecured credit facility which includes a 5-year revolving credit facility (inclusive of an embedded one-year extension option) of $250,000,000 with interest at 140 basis points over LIBOR and $120,000,000 of 7-year term loans with interest at 150 basis points over LIBOR. At June 30, 2013, we had $83,000,000 available to draw on the revolving portion of the credit facility. Quoted 30-day LIBOR was 19 basis points on June 30, 2013. The new facility replaces a smaller credit facility that originated on May 1, 2012 and provided for $320,000,000 of total borrowing capacity.

As part of the Care acquisition described in Note 2, we assumed Fannie Mae mortgage loans with an aggregate fair value of $80,528,000 and remaining principal balances of $71,458,000 and $7,271,000 bearing interest at rates of 6.85% and 7.17%, respectively, and maturing on July 1, 2015 (prepayable without penalty after December 31, 2014).

We have two facilities which are subject to a $19,250,000 mortgage. The loan, which matures on November 22, 2013, provides for interest at 300 basis points over LIBOR (effective interest rate was at 3.19% at June 30, 2013).

Interest Rate Swap Agreement

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts as of June 30, 2013 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.04%	1-month LIBOR+150 bps	$40,000	$373
June 2013	June 2020	3.61%	1-month LIBOR+150 bps	$80,000	$(508)

See Note 12 for fair value disclosure about our Fannie Mae mortgage loans and interest rate swap agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

At June 30, 2013, our subsidiary PropCo had purchased land and begun construction on three assisted living facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $7,921,000.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which is probable.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years. Total construction costs incurred as of June 30, 2013 were $1,844,000. The ten-year lease extension began July 1, 2012, with an additional five-year renewal option.

Legend Healthcare

In October 2011, we completed a purchase/leaseback of four skilled nursing facilities in Texas with affiliates of Legend Healthcare, LLC (“Legend”) for $55,278,000, including consideration of $5,478,000 which is contingent on the expected achievement of certain operating metrics. We anticipate the remaining $3,256,000, which is recorded as a purchase liability, to be funded prior to December 31, 2014.

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

We have committed to fund a $3,500,000 expansion and renovation program in connection with our August 2012 acquisition of the senior living campus leased to Santé in Silverdale, Washington. As of June 30, 2013, we had funded $1,980,000 of this commitment.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000, which is recorded as a purchase liability.

Litigation

The health care facilities in which we have investments are subject to claims and suits in the ordinary course of business. Our lessees and mortgagors have indemnified, and will continue to indemnify, us against all liabilities arising from the operation of the health care facilities and will indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the owners and/or lessees of the health care facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position, results of operations and cash flows.

As previously disclosed and discussed in the notes to the condensed consolidated financial statements, we have been involved in an investigation by the Tennessee Attorney General (“OTAG”) regarding transactions between the Company and two Tennessee nonprofit corporations, as well as extended litigation with ElderTrust of Florida, Inc ("ElderTrust") and SeniorTrust of Florida, Inc. ("SeniorTrust").

As described in Note 4, in April 2013, we agreed to a full settlement of our notes receivable from SeniorTrust for $15,000,000 in cash, which was paid on June 28, 2013. At the time of this settlement agreement, SeniorTrust was making interest-only payments of approximately $83,000 per month on NHI's note receivable.

As part of the settlement agreement, NHI agreed to purchase ElderTrust's seven skilled nursing facilities in Massachusetts and New Hampshire, which NHI has agreed to lease to NHC, the current manager. The consideration for the purchase from ElderTrust involves the cancellation of a note receivable from ElderTrust with a principal balance of $13,741,000 and cash of $23,350,000, which will be drawn on our revolving credit facility. The purchase is expected to be completed as soon as state licensure is obtained, which is anticipated to occur by August 31, 2013. The settlement agreement also resolved the OTAG investigation with respect to both ElderTrust and Senior Trust and was approved by the court on May 3, 2013.

NOTE 9. SHARE-BASED COMPENSATION

We recognize share-based compensation for: (1) all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model, and (2) all restricted stock granted over the requisite service period using the market value of our publicly-traded common stock on the date of grant.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of June 30, 2013, there were 1,140,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to five years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of June 30, 2013, there were 20,635 shares available for future grants under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. As of June 30, 2013, no shares were available for future grants under this plan. The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the six months ended June 30, 2013 was $1,833,000, all of which related to outstanding stock options, as compared to $1,679,000 for the six months ended ended June 30, 2012, consisting of $1,678,000 for stock options and $1,000 for restricted stock.

At June 30, 2013, we had $923,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2013 - $507,000, 2014 - $375,000 and 2015 - $41,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following tables summarize our outstanding stock options:

	Six Months Ended
	June 30,
	2013	2012
Options outstanding January 1,	211,675	509,422
Options granted under 2005 Plan	—	340,000
Options granted under 2012 Plan	360,000	—
Options exercised under 1997 Plan	—	(19,266)
Options exercised under 2005 Plan	(55,001)	(331,818)
Options outstanding, June 30,	516,674	498,338

Exercisable at June 30,	323,330	321,663

The following table summarizes our restricted stock activity:

	Six Months Ended
	June 30,
	2013	2012
Non-vested at January 1,	—	1,250
Vested during the period	—	(1,250)
Non-vested at June 30,	—	—

NOTE 10. DISCONTINUED OPERATIONS

We have reclassified, for all periods presented, the operations of facilities meeting the accounting criteria for either being sold or held for sale as discontinued operations.

In December 2012, we entered into a letter of agreement with NHC to sell six older skilled nursing facilities for $21,000,000, and we are expecting to complete the sale by August 31, 2013. Our lease revenue from the facilities was $1,759,000 and $1,717,000 for the six months ended June 30, 2013 and 2012, respectively.

In December 2012, our tenant, Sunrise Senior Living, exercised its option to purchase our assisted living facility in Edison, New Jersey. Our lease revenue from the facility was $686,000 for the six months ended June 30, 2012.

Income from discontinued operations is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$844	$1,169	$1,759	$2,403
Expenses:
Depreciation	—	101	—	202
Income from operations - discontinued	$844	$1,068	$1,759	$2,201

Reclassification

In September 2012, we canceled our agreement to sell five skilled nursing facilities in Texas to our current tenant, Fundamental, because of several factors, including obstacles Fundamental faced in securing HUD financing for the entire group of properties. Fundamental agreed to extend the lease term for an additional three years ending February 29, 2016.

As a result of this cancellation, this portfolio no longer meets the accounting criteria as discontinued operations and we have reclassified our lease revenue of $2,470,000 for the six months ended June 30, 2012, into continuing operations in our Condensed Consolidated Statements of Income.

NOTE 11. EARNINGS AND DIVIDENDS PER SHARE

The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options and vesting of restricted shares using the treasury stock method, to the extent dilutive.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income from continuing operations attributable to common stockholders	$19,076	$15,860	$33,904	$33,077
Discontinued operations	844	1,068	1,759	2,201
Net income attributable to common stockholders	$19,920	$16,928	$35,663	$35,278

BASIC:
Weighted average common shares outstanding	27,876,176	27,792,834	27,871,120	27,784,469

Income from continuing operations per common share	$.68	$.57	$1.22	$1.19
Discontinued operations per common share	.03	.04	.06	.08
Net income per common share	$.71	$.61	$1.28	$1.27

DILUTED:
Weighted average common shares outstanding	27,876,176	27,792,834	27,871,120	27,784,469
Stock options	37,551	27,997	36,480	27,558
Average dilutive common shares outstanding	27,913,727	27,820,831	27,907,600	27,812,027

Income from continuing operations per common share	$.68	$.57	$1.21	$1.19
Discontinued operations per common share	.03	.04	.06	.08
Net income per common share	$.71	$.61	$1.27	$1.27

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the average market price for our common shares	16,848	11,026	10,100	14,559

Dividends declared per common share	$.735	$.65	$1.43	$1.30

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value on a recurring basis include marketable securities, derivative financial instruments and contingent consideration arrangements. Marketable securities consist of common stock of other healthcare REITs. Derivative financial instruments include our interest rate swap agreements. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving both business combinations and asset purchases.

Marketable securities. Where possible we utilize quoted prices in active markets to measure debt and equity securities; these items are classified as Level 1 in the hierarchy and include the common and preferred stock of other healthcare REITs.

Derivative financial instruments. Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Fixed rate debt. Fixed rate debt is classified as Level 2 and its value is based on quoted prices for similar instruments or calculated utilizing model derived valuations in which significant inputs are observable in active markets.

Contingent consideration. Contingent consideration arrangements are classified as Level 3 and are valued using unobservable inputs about the nature of the contingent arrangement and the counter-party to the arrangement, as well as our assumptions about the probability of full settlement of the contingency.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	June 30, 2013	December 31, 2012
Level 1
Common stock of other healthcare REITs	Marketable securities	$14,205	$12,884

Level 2
Interest rate swap asset	Other assets	$373	$—
Interest rate swap liability	Accrued expenses	$508	$1,241
Fixed rate debt	Debt	$80,528	$—

Level 3
Contingent consideration	Real estate purchase liabilities	$5,856	$4,256

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013 and 2012 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2013
Contingent consideration	$4,256	$1,600	$—	$—	$5,856	$—

2012
Contingent consideration	$9,478	$—	$—	$—	$9,478	$—

Carrying values and fair values of financial instruments that are not carried at fair value at June 30, 2013 and December 31, 2012 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2013	2012	2013	2012
Level 2
Variable rate debt	$306,250	$203,250	$306,250	$203,250

Level 3
Mortgage and other notes receivable	$65,229	$84,250	$73,058	$93,835

The fair value of mortgage and other notes receivable is based on credit risk and discount rates that are not observable in the marketplace and therefore represents a Level 3 measurement.

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at June 30, 2013 and December 31, 2012, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 13. SUBSEQUENT EVENTS

On July 1, 2013, we completed a $15,300,000 acquisition of The Inn at Halcyon Village in Marysville, Ohio. The 76-unit assisted living and memory care community will be leased to Emeritus Senior Living for an initial term of 15 years with an option to extend. Rent in the first year of the lease will be $1,150,000 plus annual fixed escalators beginning in the third lease year.
On July 15, 2013, we extended a $9,200,000 loan to affiliates of Bickford to fund a portion of Bickford's acquisition of six senior housing communities consisting of 342 units. The loan has a two year maturity with 12% annual interest. As part of the consideration for the transaction, our joint venture, PropCo, acquired a $97,000,000 purchase option on the properties which is immediately exercisable.

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

This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitation, those containing words such as “may”, “will”, “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans”, and other similar expressions are forward-looking statements.

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

National Health Investors, Inc., a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries. As of June 30, 2013, our portfolio consisted of real estate, mortgage and note investments and other investments in the preferred stock and marketable securities of other REITs. We are a self-managed REIT investing in health care real estate or in the operations thereof through independent third-party managers which generate current income that will be distributed to stockholders. We have pursued this mission by investing primarily in leased properties, loans and RIDEA transactions. These investments include assisted living facilities and their operations, senior living campuses, independent living, skilled nursing facilities, medical office buildings and hospitals, all of which are collectively referred to herein as "Health Care Facilities." We typically fund these investments through three sources of capital: (1) debt offerings, including bank lines of credit and ordinary term debt, (2) current cash flow, and (3) the sale of equity securities.

Portfolio

At June 30, 2013, our continuing operations consisted of investments in real estate and mortgage and other notes receivable in 145 health care facilities located in 26 states consisting of 58 assisted living facilities, 6 senior living campuses, 3 independent living facilities, 72 skilled nursing facilities, 2 medical office buildings, 4 hospitals and other notes receivable. These investments consisted of approximately $698,243,000 of net real estate investments in 126 health care facilities leased to 18 lessees, and $65,229,000 aggregate carrying value of mortgage and other notes receivable due from 15 borrowers related to 19 health care facilities.

Our revenues from continuing operations were $56,119,000 and $45,880,000 for the six months ended June 30, 2013 and 2012, respectively. Of these amounts, $17,148,000 (31%), and $17,026,000 (37%), respectively, represent lease revenues of 35 health care facilities under a master lease with our largest customer, National HealthCare Corporation (“NHC”). Under the terms of the master lease, rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current year	$568	$382	$1,136	$765
Prior year final certification[1]	—	—	746	997
Total percentage rent	$568	$382	$1,882	$1,762
1For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

NHC owned 1,630,462 shares of our common stock at June 30, 2013. The chairman of our board of directors is also a director on NHC’s board.

The following tables summarize our net investments in real estate (excluding our corporate office of $743,000 and assets held for sale) and mortgage and other notes receivable as of June 30, 2013 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Net Investment
Skilled Nursing Facilities	57	7,988		$275,476
Assisted Living Facilities	56	2,734		326,199
Senior Living Campuses	5	797		50,729
Hospitals	3	181		38,046
Independent Living Facilities	3	273		3,493
Medical Office Buildings	2	88,517	*	4,300
Total Real Estate Properties	126			$698,243

Mortgage and Other Notes Receivable
Skilled Nursing Facilities	15	1,531		$29,820
Assisted Living Facilities	2	190		6,239
Senior Living Campus	1	76		800
Hospital	1	70		11,870
Other Notes Receivable	—	—		16,500
Total Mortgage and Other Notes Receivable	19	1,867		$65,229
Total Portfolio	145			$763,472

		Investment
Portfolio Summary	Properties	Percentage		Net Investment
Real Estate Properties	126	91.5%		$698,243
Mortgage and Other Notes Receivable	19	8.5%		65,229
Total Portfolio	145	100.0%		$763,472

Summary of Facilities by Type
Skilled Nursing Facilities	72	40.0%		$305,296
Assisted Living Facilities	58	43.5%		332,438
Senior Living Campuses	6	6.7%		51,529
Hospitals	4	6.5%		49,916
Independent Living Facilities	3	0.5%		3,493
Medical Office Buildings	2	0.6%		4,300
Other	—	2.2%		16,500
Total Real Estate Portfolio	145	100.0%		$763,472

Portfolio by Operator Type
Public	45	8.7%		$66,643
Regional	88	82.5%		629,340
Small	12	8.8%		67,489
Total Real Estate Portfolio	145	100.0%		$763,472

Public Operators
National HealthCare Corp.	35	5.2%		$39,812
Emeritus Senior Living	8	2.4%		18,550
Community Health Systems, Inc.	2	1.1%		8,281
Total Public Operators	45	8.7%		$66,643

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes.  At June 30, 2013, such investments had a carrying amount of $52,337,000.

Areas of Focus

We are evaluating and will potentially make additional investments during the remainder of 2013 while continuing to monitor and improve our existing properties. Even as we make new investments, we expect to maintain a relatively low level of debt compared to the value of our assets and relative to our peers in the industry. Approximately 58% of our revenue from continuing operations is from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. As a result, in 2009, we began to diversify our portfolio by directing a significant portion of our investments into private-pay assisted living, memory care and other properties which do not rely primarily on Medicare and Medicaid reimbursement.

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

New Investments

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which is probable. The facilities, which total 254 beds, have been leased to affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”) for an initial term of 10 years at a lease rate of 9% plus annual fixed escalators. The lease includes three five-year renewal options at the terms which exist upon renewal.

Bickford

As of June 30, 2013, we owned an 85% equity interest and an affiliate of Bickford owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 27 assisted living/memory care facilities and also has 3 facilities under construction. The facilities are leased to an operating company, ("OpCo"), of which we also retain an 85% ownership interest, but do not control. Our joint venture is structured to comply with the provisions of RIDEA.

On June 28, 2013, PropCo purchased 17 assisted living and memory care facilities which were managed by Bickford. The facilities total 750 units and are located in Illinois, Indiana, Iowa and Nebraska. Of these facilities, 14 were acquired from a subsidiary of Care Investment Trust, Inc. ("Care") for $124,549,000, consisting of $44,021,000 in cash and assumption of secured debt with a fair value of $80,528,000. We accounted for acquisition of the 100% interest in the real estate operation of these facilities using the acquisition method as prescribed by ASC Topic 805. As part of this transaction, we recognized all identifiable tangible assets and liabilities assumed at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $4,360,000 to the fair value of the land, $120,189,000 to the fair value of the buildings and improvements and expensed $63,000 in transaction costs at closing. Allocations of fair value to the assets acquired and debt assumed have not been finalized and, as such, the amounts included in the accompanying Condensed Consolidated Balance Sheet at inception are preliminary and subject to adjustment. The 14 newly-acquired facilities have been leased to OpCo for an initial term of 5 years at a lease amount of $9,750,000 plus annual fixed escalators.

Concurrent with this acquisition, PropCo also completed a $12,910,000 purchase and leaseback of three assisted living facilities located in Iowa, Nebraska and Indiana totaling 107 units from affiliates of Bickford. The acquisition was accounted for as an asset purchase. The previous master lease with Bickford was renegotiated to include these three properties and as a result the annual lease amount was increased from $7,750,000 to $9,086,000. All other significant terms of the existing master lease remain unchanged.

In total, the 27 operating facilities in the RIDEA joint venture have annual contractual rent due from OpCo to Propco of $18,836,000, plus 3% annual escalators. Of our total revenue from continuing operations, $2,093,000 and $4,174,000 were recorded by PropCo from OpCo for the three and six month periods ended June 30, 2013.

NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. As of June 30, 2013, PropCo had purchased land and begun construction on three assisted living/memory care facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $7,921,000.

On July 15, 2013, we extended a $9,200,000 loan to affiliates of Bickford to fund a portion of Bickford's acquisition of six senior housing communities consisting of 342 units. The loan has a two year maturity with 12% annual interest. Our joint venture, PropCo, has a $97,000,000 purchase option on the properties, which is immediately exercisable.

Emeritus

In July 2013, we completed a $15,300,000 acquisition of The Inn at Halcyon Village in Marysville, Ohio. The 76-unit assisted living and memory care community was built in 2009 and will be leased to Emeritus for an initial term of 15 years with an option to extend. Rent in the first year of the lease will be $1,150,000 plus annual fixed escalators beginning in the third lease year.

Other Lease Activity

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we do not experience a lease renewal or expiration. During the six months ended June 30, 2013, we had no renewing or expiring leases.

Planned Dispositions of Real Estate

In December 2012, we entered into a letter of agreement with our tenant and major customer, NHC, to sell six older skilled nursing facilities for $21,000,000 in cash. The sale is expected to be completed by August 2013. Accordingly, those assets are classified as held for sale at June 30, 2013 and December 31, 2012, and the results of operation of the facilities were classified as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income. Upon the sale of these facilities, NHI's annual base rent of $33,700,000 will be reduced to $30,750,000.

We have reclassified the results of operations of facilities sold or held for sale at June 30, 2013 or December 31, 2012 as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income.

Real Estate and Mortgage Write-downs

Our borrowers and tenants experience periods of significant financial pressures and difficulties similar to other health care providers. Governments at both the federal and state levels have enacted legislation to lower, or at least slow, the growth in payments to health care providers. Furthermore, the cost of professional liability insurance has increased significantly during this same period.

Since inception, several of our facility operators and mortgage loan borrowers have undergone bankruptcy. Others have been forced to surrender properties to us in lieu of foreclosure or, for certain periods, have failed to make timely payments on their obligations to us.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts. We recognize interest income in the period in which cash is received on certain mortgage notes receivable which were previously classified as non-performing. These notes have an aggregate carrying value of $1,241,000 at June 30, 2013.

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators' liquidity and financial condition. On May 1, 2013, the Centers for Medicare & Medicaid Services ("CMS") released a proposed rule outlining a 1.4% increase in their Medicare reimbursement for fiscal 2014 beginning on October 1, 2013. We currently estimate that our borrowers and lessees will be able to withstand this small Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees.

As discussed in the notes to the condensed consolidated financial statements, our nonprofit borrowers, SeniorTrust and ElderTrust, appointed receivers to effect the sale of their assets and the winding up of those entities. These two mortgage borrowers were adversely impacted by previous Medicare rate adjustments due to their payor mix, their current payment coverage ratios and limited net equity. The impact of net reductions in Medicare reimbursement had an adverse effect on the value of the underlying real estate assets. In March 2013, the financial condition of SeniorTrust reflected their declining net operating income over the previous twelve months and indicated a further adverse change in the estimated value of the collateral for our notes receivable at that time. As a result, we recorded an impairment of $4,037,000 based on such estimated value.

Litigation Settlement
In April 2013, we entered into a settlement agreement concerning litigation with two the borrowers mentioned above, ElderTrust and SeniorTrust. As described earlier, we agreed to purchase the seven skilled nursing facilities which serve as collateral for the note from ElderTrust. The consideration for the anticipated purchase includes the cancellation of ElderTrust's note receivable with a principal balance of $13,741,000 and cash of $23,350,000. The purchase is expected to be completed by August 31, 2013 after state licensure is obtained. We have agreed to lease the facilities to NHC, the current manager. The triple-net lease with NHC is for an initial term of 15 years at an annual lease amount of $3,450,000, plus a 4% annual escalator based on the increase in facility revenue over a 2014 base year. NHC will have the option to purchase the facilities in year twelve of the lease for $49,000,000. At the time of this settlement agreement, we were receiving from ElderTrust interest-only payments of approximately $82,000 per month on our note receivable. Additionally, we agreed to a full settlement of our notes receivable from SeniorTrust for $15,000,000 in cash. At the time of this settlement agreement, SeniorTrust was paying interest-only payments of approximately $83,000 per month on our notes receivable. Our notes from SeniorTrust were paid in full on June 28, 2013.

Results of Operations

The results of operations for facilities included in assets held for sale or sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	June 30,		Period Change
	2013	2012	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$2,084	$884	$1,200	135.7%
Hospital leased to Polaris	538	—	538	NM
SLC leased to Santé Partners	522	—	522	NM
SNFs leased to Fundamental Long Term Care	1,765	1,247	518	41.5%
ALFs leased to White Pine Senior Living	590	101	489	NM
ALF leased to Landmark Senior Living	394	—	394	NM
Other new and existing leases	17,706	16,652	1,054	6.3%
	23,599	18,884	4,715	25.0%
Straight-line rent adjustments, new and existing leases	1,413	37	1,376	NM
Total Rental Income	25,012	18,921	6,091	32.2%
Interest from mortgage and other notes
Capital Funding Group	512	150	362	NM
Bell Oden	—	216	(216)	NM
Other new and existing mortgages	1,460	1,481	(21)	(1.4)%
Total Interest Income from Mortgage and Other Notes	1,972	1,847	125	6.8%
Investment income and other	1,064	1,054	10	0.9%
Total Revenue	28,048	21,822	6,226	28.5%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	582	254	328	129.1%
SNFs leased to Fundamental reclassified to continuing operations	369	—	369	NM
SLC leased to Santé Partners	167	—	167	NM
ALF leased to Landmark Senior Living	145	—	145	NM
Other new and existing assets	3,295	3,041	254	8.4%
Total Depreciation	4,558	3,295	1,263	38.3%
Interest expense and amortization of loan costs	1,598	747	851	113.9%
Legal expense	289	128	161	125.8%
Salaries, wages & benefits	900	677	223	32.9%
Other expenses	1,518	1,145	373	32.6%
	8,863	5,992	2,871	47.9%
Income before unconsolidated entity, discontinued operations and noncontrolling interest	19,185	15,830	3,355	21.2%
Income from unconsolidated entity	69	—	69	NM
Investment and other gains	—	30	(30)	(100.0)%
Income from continuing operations	19,254	15,860	3,394	21.4%
Income from discontinued operations	844	1,068	(224)	(21.0)%
Net income	20,098	16,928	3,170	18.7%
Net income attributable to noncontrolling interest	(178)	—	(178)	NM
Net income attributable to common stockholders	$19,920	$16,928	$2,992	17.7%

NM - not meaningful

Financial highlights of the quarter ended June 30, 2013, compared to the same period in 2012 were as follows:

•
Rental income increased $6,091,000 when compared to the same period in the prior year primarily as a result of new real estate investments of $156,000,000 since June 2012 plus debt assumed in our arrangement with Bickford. The additional annual lease revenue of $11,086,000 resulting from our $137,459,000 investment in the Care and Bickford assets, discussed previously, will impact future periods. Further future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $125,000 due to new loan investments funded since the second quarter of 2012, but partially offset by the payoff of one loan in December 2012. Interest income for the remainder of 2013 is expected to be lower than the comparative period in 2012 due to the settlement of litigation with two of our borrowers, ElderTrust and SeniorTrust, and the resulting settlement of their outstanding notes receivable balances. Unless we continue to make new investments in loans in 2013 and future years, our interest income will decrease due to the normal amortization and scheduled maturities of our loans.

•
Depreciation expense increased $1,263,000 partially due to the reclassification of the Fundamental facilities from discontinued operations after the agreement to sell the facilities was canceled. Depreciation expense would have been recognized in 2012 and previously on these properties had the facilities been continuously classified as held and used. New real estate investments completed since the second quarter of 2012 increased depreciation expense by $894,000 for the three months ended June 30, 2013 as compared to the same period in the prior year.

•
Interest expense relates to our borrowings on a bank credit facility to fund new real estate and loan investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. An increase in interest expense and loan cost amortization of $851,000 resulted from expanded borrowings used to fund new real estate investments in 2012 and 2013. We expect to fund additional healthcare real estate investments in 2013 with borrowings from our bank credit facility and longer-term debt, both secured and unsecured, which will increase our interest expense.

•
Legal expense increased $161,000 primarily as a result of the litigation brought by two of our borrowers, ElderTrust and SeniorTrust, which reached a final settlement in April 2013. This litigation and its settlement are discussed in the notes to the condensed consolidated financial statements.

•
Other expenses includes $353,000 of debt issuance costs written off as a result of the credit facility amendment completed in June 2013 and $217,000 of transaction costs related to two business acquisitions completed during the quarter.

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2013	2012	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$4,169	$1,768	$2,401	135.8%
Hospital leased to Polaris	1,065	—	1,065	NM
SLC leased to Santé Partners	1,027	—	1,027	NM
ALF leased to Landmark Senior Living	789	—	789	NM
SNFs leased to Legend Healthcare	5,909	5,237	672	12.8%
SNFs leased to Fundamental Long Term Care	3,024	2,470	554	22.4%
SLC leased to Chancellor Health Care	540	—	540	NM
ALFs leased to White Pine Senior Living	1,175	652	523	80.2%
Other new and existing leases	29,669	28,967	702	2.4%
	47,367	39,094	8,273	21.2%
Straight-line rent adjustments, new and existing leases	2,695	1,123	1,572	NM
Total Rental Income	50,062	40,217	9,845	24.5%
Interest from mortgage and other notes
Capital Funding Group	1,018	150	868	NM
Bell Oden	—	431	(431)	NM
Other new and existing mortgages	2,923	2,968	(45)	(1.5)%
Total Interest Income from Mortgage and Other Notes	3,941	3,549	392	11.0%
Investment income and other	2,116	2,114	2	0.1%
Total Revenue	56,119	45,880	10,239	22.3%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	1,165	508	657	129.3%
SNFs leased to Fundamental reclassified to continuing operations	587	—	587	NM
SLC leased to Santé Partners	333	—	333	NM
ALF leased to Landmark Senior Living	291	—	291	NM
Hospital leased to Polaris	220	—	220	NM
Other new and existing assets	6,377	6,051	326	5.4%
Total Depreciation	8,973	6,559	2,414	36.8%
Interest expense and amortization of loan costs	2,721	1,321	1,400	106.0%
Legal expense	566	220	346	157.3%
Share-based compensation expense	1,833	1,680	153	NM
Salaries, wages & benefits	1,744	1,573	171	10.9%
Loan impairment	4,037	—	4,037	NM
Other expenses	2,074	1,480	594	40.1%
	21,948	12,833	9,115	71.0%
Income before unconsolidated entity, discontinued operations and noncontrolling interest	34,171	33,047	1,124	3.4%
Income from unconsolidated entity	91	—	91	NM
Investment and other gains	—	30	(30)	NM
Income from continuing operations	34,262	33,077	1,185	3.6%
Income from discontinued operations	1,759	2,201	(442)	(20.1)%
Net income	36,021	35,278	743	2.1%
Net income attributable to noncontrolling interest	(358)	—	(358)	NM
Net income attributable to common stockholders	$35,663	$35,278	$385	1.1%

NM - not meaningful

Financial highlights of the six months ended June 30, 2013, compared to the same period in 2012 were as follows:

•
Rental income increased $9,845,000 when compared to the same period in the prior year primarily as a result of funding new real estate investments of $156,000,000 since June 2012 plus debt assumed in our arrangement with Bickford. The additional annual lease revenue of $11,086,000 resulting from our $137,459,000 investment in the Care and Bickford assets, discussed previously, will impact future periods. Further future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $392,000 due to new loan investments funded in 2012. Interest income for the remainder of 2013 is expected to be lower than the comparative period during 2012 due to the settlement of litigation with two of our borrowers, ElderTrust and SeniorTrust, and the resulting settlement of their outstanding notes receivable balances. Unless we continue to make new investments in loans in 2013 and future years, our interest income will decrease due to the normal amortization and scheduled maturities of our loans.

•
Depreciation expense increased $2,414,000 partially due to the reclassification of the Fundamental facilities from discontinued operations after the agreement to sell the facilities was canceled. Depreciation expense would have been recognized in 2012 and previously on these properties had the facilities been continuously classified as held and used. New real estate investments completed during 2012 increased depreciation expense by $1,501,000 for the six months ended June 30, 2013 as compared to the same period in the prior year.

•
Interest expense relates to our borrowings on a bank credit facility to fund new real estate and loan investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. An increase in interest expense and loan cost amortization of $1,400,000 resulted from expanded borrowings used to fund new real estate investments in 2012 and 2013. We expect to fund additional healthcare real estate investments in 2013 with borrowings from our bank credit facility and longer-term debt, both secured and unsecured, which will increase our interest expense.

•
Legal expense increased $346,000 primarily as a result of the litigation brought by two of our borrowers, ElderTrust and SeniorTrust, which reached a final settlement in April 2013. This litigation and its settlement are discussed in the notes to the condensed consolidated financial statements.

•
Other expenses includes $353,000 of debt issuance costs written off as a result of the credit facility amendment completed in June 2013 and $217,000 of transaction costs related to two business acquisitions completed during the quarter.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, dividends received on our investments in the common and preferred shares of other REITs, proceeds from the sales of real property and borrowings from our term loans and revolving credit facility.  Our primary uses of cash include dividend distributions to our shareholders, debt service payments (both principal and interest), new investments in real estate and notes and general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Six Months Ended		One Year Change
	6/30/2013	6/30/2012	$	%
Cash and cash equivalents at beginning of period	$9,172	$15,886	$(6,714)	(42.3)%
Net cash provided by operating activities	47,925	41,872	6,053	14.5%
Net cash used in investing activities	(77,936)	(27,700)	(50,236)	181.4%
Net cash provided by (used in) financing activities	57,308	(20,258)	77,566	(382.9)%
Cash and cash equivalents at end of period	$36,469	$9,800	$26,669	272.1%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2013 increased primarily as a result of the collection of lease payments on real estate investments completed during 2012 and 2013.

Investing Activities – Net cash flows used in investing activities for the six months ended June 30, 2013 increased as compared to the first half of 2012 primarily due to our investment in the Care, Bickford and Fundamental facilities in 2013.

Financing Activities – Net cash flows from financing activities for the six months ended June 30, 2013 increased as a result of the timing of borrowings on our revolving credit facility used to fund real estate investments, partially offset by $44,166,000 in dividends paid to stockholders.

Liquidity

At June 30, 2013, our liquidity was strong, with $133,674,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock whose per share price ranged between $36 and $48 during the quarter ended June 30, 2013. Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

On June 28, 2013, we received $15,000,000 in cash as payoff for our mortgage loans to SeniorTrust and received $16,000,000 from our revolving credit facility to fund the Halcyon investment on July 1, 2013. Otherwise, our liquidity in cash accounts and other readily marketable securities is a result of our normal operating cash flows from core business investments in leases and notes as shown in our condensed consolidated financial statements. We regularly use our available cash balances to reduce borrowings on our revolving credit facility.

We have a $370,000,000 unsecured credit facility that includes $120,000,000 of 7-year term loans that are fully drawn. The facility includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings. The credit facility provides for unsecured, revolving borrowings of up to $250,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years (inclusive of an embedded 1 year extension option), and $80,000,000 and $40,000,000 unsecured, 7-year term loans with interest at 150 basis points over LIBOR. There is an unused commitment fee of 35 basis points per annum. At June 30, 2013, we had $83,000,000 available to draw on the revolving portion of the credit facility. Quoted 30-day LIBOR was 19 basis points on June 30, 2013.

We have two facilities which are subject to a $19,250,000 mortgage. The loan, which provides for interest at 300 basis points over LIBOR (effective interest rate was at 3.19% at June 30, 2013), matures on November 22, 2013 and is expected to be refinanced from our revolving credit facility. We also have two term loans which are held by Fannie Mae, secured by mortgages on 14 facilities, and have remaining principal balances of $71,458,000 at 6.9% and $7,271,000 at 7.2%.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts as of June 30, 2013 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.04%	1-month LIBOR+150 bps	$40,000	$373
June 2013	June 2020	3.61%	1-month LIBOR+150 bps	$80,000	$(508)

While we believe that our liquidity is strong, sustaining long-term growth may require that we utilize additional capital sources when investment opportunities present themselves. In such situations, we will consider seeking the expansion or replacement of our existing credit facility, private placement of unsecured debt, secured debt from U.S. Govt. agencies and HUD, and public offerings of debt and equity. We expect that our future sources of capital will have a higher cost as compared to the historically-low variable interest rates on our current credit facility. If we modify or replace existing debt, we would incur debt issuance costs. These fees would be subject to amortization over the term of the new credit facility.

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

Contractual Obligations and Contingent Liabilities

As of June 30, 2013, our contractual payment obligations and contingent liabilities are more fully described in the notes to the condensed consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$438,731	$26,239	$100,025	$14,166	$298,301
Real estate purchase liabilities	5,856	4,256	1,600	—	—
Construction commitments	26,755	26,755	—	—	—
Loan commitments	2,000	2,000	—	—	—
Capital improvements	146	146	—	—	—
	$473,488	$59,396	$101,625	$14,166	$298,301
1 Interest is calculated based on the interest rate at June 30, 2013 through maturity of the 7-year term loans, the revolving credit facility, and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of June 30, 2013.  The calculation also includes an unused commitment fee of .35%.

Commitments and Contingencies

Bickford

At June 30, 2013, our consolidated subsidiary, PropCo, had purchased land and begun construction on three assisted living facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $7,921,000.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which is probable.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years.  Total construction costs incurred as of June 30, 2013 were $1,844,000. The ten-year lease extension began July 1, 2012 with an additional five-year renewal option.

Legend Healthcare

In October 2011, we completed a purchase/leaseback of four skilled nursing facilities in Texas with affiliates of Legend Healthcare, LLC (“Legend”) for $55,278,000, which included contingent consideration of $5,478,000. In December 2012, as a result of Legend's attainment of certain required operating metrics, we funded $2,222,000 of this contingent consideration. We expect the remaining $3,256,000, which is recorded as a purchase liability, to be funded prior to December 31, 2014.

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

We have committed to fund a $3,500,000 expansion and renovation program in connection with our August 2012 acquisition of the senior living campus in Silverdale, Washington leased to Santé. As of June 30, 2013, we had funded $1,980,000 of this commitment.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000, which is recorded as a purchase liability.

Funds From Operations

Our funds from operations (“FFO”) for the six months ended June 30, 2013 increased $2,050,000, or 5.0%, over the same period in 2012. Our normalized FFO for the six months ended June 30, 2013 increased $5,233,000, or 12.2%, over the same period in 2012, primarily as the result of the impact of our new real estate investments in 2012 and 2013. FFO represents net earnings available to common stockholders, excluding the effects of real estate asset impairments and dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes the exercise of stock options and vesting of restricted stock using the treasury stock method. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and Normalized FFO and is presented for both basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$19,920	$16,928	$35,663	$35,278
Elimination of certain non-cash items in net income:
Real estate depreciation in continuing operations	3,985	2,942	7,868	5,866
Real estate depreciation related to noncontrolling interest	(68)	—	(135)	—
Real estate depreciation in discontinued operations	—	101	—	202
Funds from operations	$23,837	$19,971	$43,396	$41,346
Gains on sales of marketable securities	—	(30)	—	(30)
Loan costs expensed due to credit facility amendment	353	—	353	—
Non-cash write-off of straight-line rent receivable	—	963	—	963
Write-offs and expenses due to early lease termination	—	297	—	297
Acquisition costs under business combination accounting[1]	208	95	208	95
Legal settlement	—	90	—	90
Loan impairment	—	—	4,037	—
Normalized FFO	$24,398	$21,386	$47,994	$42,761

[1] excludes portion attributable to noncontrolling interest

BASIC
Weighted average common shares outstanding	27,876,176	27,792,834	27,871,120	27,784,469
FFO per common share	$.86	$.72	$1.56	$1.49
Normalized FFO per common share	$.88	$.77	$1.72	$1.54

DILUTED
Weighted average common shares outstanding	27,913,727	27,820,831	27,907,600	27,812,027
FFO per common share	$.85	$.72	$1.55	$1.49
Normalized FFO per common share	$.87	$.77	$1.72	$1.54

Funds Available for Distribution

Our funds available for distribution (“FAD”) for the six months ended June 30, 2013 increased $958,000, or 2.2%, over the same period in 2012. Our normalized FAD for the six months ended June 30, 2013 increased $5,104,000, or 11.8%, over the same period in 2012 due primarily to the impact of real estate investments completed during 2012 and 2013. FAD represents net earnings available to common stockholders, excluding the effects of asset dispositions and straight-line rent adjustments, plus depreciation and stock based compensation. Diluted FAD assumes the exercise of stock options using the treasury stock method. Normalized FAD excludes from FAD certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FAD for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FAD and Normalized FAD and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$19,920	$16,928	$35,663	$35,278
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	4,558	3,295	8,973	6,559
Depreciation related to noncontrolling interest	(87)	—	(175)	—
Depreciation in discontinued operations	—	101	—	202
Straight-line lease revenue, net	(1,413)	(14)	(2,695)	(1,077)
Non-cash stock based compensation	253	248	1,833	1,679
Funds available for distribution	$23,231	$20,558	$43,599	$42,641
Gains on sales of marketable securities	—	(30)	—	(30)
Loan costs expensed due to credit facility amendment	353	—	353	—
Write-offs and expenses due to early lease termination	—	297	—	297
Acquisition costs under business combination accounting[1]	208	95	208	95
Legal settlement	—	90	—	90
Loan impairment	—	—	4,037	—
Normalized FAD	$23,792	$21,010	$48,197	$43,093

[1] excludes portion attributable to noncontrolling interest

BASIC
Weighted average common shares outstanding	27,876,176	27,792,834	27,871,120	27,784,469
FAD per common share	$.83	$.74	$1.56	$1.53
Normalized FAD per common share	$.85	$.76	$1.73	$1.55

DILUTED
Weighted average common shares outstanding	27,913,727	27,820,831	27,907,600	27,812,027
FAD per common share	$.83	$.74	$1.56	$1.53
Normalized FAD per common share	$.85	$.76	$1.73	$1.55

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on approximately $186,250,000 of variable-rate indebtedness (excludes $120,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($83,000,000 at June 30, 2013) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2013, net interest expense would increase or decrease annually by approximately $931,000 or $.03 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	June 30, 2013			December 31, 2012
	Balance[1]	% of total	Rate[2]	Balance	% of total	Rate[2]
Fixed rate:
Unsecured 7-year term loan	$40,000	10.4%	3.04%	$40,000	19.6%	3.04%
Unsecured 7-year term loan	80,000	20.8%	3.61%	—	—	—
Secured mortgage loan	71,458	18.5%	6.85%	—	—	—
Secured mortgage loan	7,271	1.9%	7.20%	—	—	—
Variable rate:
Unsecured 7-year term loan	—	—	—	80,000	39.4%	1.62%
Secured mortgage loan	19,250	5.0%	3.19%	19,250	9.5%	3.22%
Unsecured revolving credit facility	167,000	43.4%	1.61%	64,000	31.5%	1.62%
	$384,979	100.0%	3.33%	$203,250	100.0%	2.05%

[1] Excludes premium of $1,799 applicable to two fixed rate secured mortgages
[2] Total is weighted average rate

The fixed rate debt in the table above reflects the effect of $40,000,000 and $80,000,000 notional amount interest rate swaps with maturities of April 2019 and June 2020, respectively, that effectively converts variable rate debt to fixed rate debt. To highlight the sensitivity of this fixed rate debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of June 30, 2013 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Unsecured 7-year term loan	$80,000	$80,508	$82,980	$78,121
Unsecured 7-year term loan	40,000	39,627	40,697	38,588

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2013, the fair value of our mortgage loans receivable, discounted for estimated changes in the risk-free rate, was approximately $73,058,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,240,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,297,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $14,205,000 at June 30, 2013, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,421,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures.  Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2013.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Our Health Care Facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the Health Care Facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee nonprofit corporations. NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation with respect to one of the nonprofit corporations was settled in 2009. A receiver had been appointed for the two remaining nonprofit corporations, SeniorTrust of Florida, Inc. ("SeniorTrust") and ElderTrust of Florida, Inc ("ElderTrust"). As previously disclosed, the receiver of SeniorTrust and ElderTrust had caused those entities to bring lawsuits against NHI and NHC.

In April 2013, NHI, NHC and the receiver for ElderTrust and SeniorTrust entered into a settlement agreement resolving all remaining issues. The settlement agreement also resolves the OTAG investigation and was approved by the Court on May 3, 2013. Thus the investigation has now been resolved with respect to all three of the nonprofit corporations. The settlement agreement provided that SeniorTrust pay NHI $15,000,000 in cash in full settlement of the notes receivable between NHI and SeniorTrust, which payment was made on June 27, 2013.

The settlement agreement also provided that NHI purchase ElderTrust's seven skilled nursing facilities in Massachusetts and New Hampshire. As consideration for the purchase from ElderTrust, NHI will cancel a note receivable from ElderTrust with a principal balance of $13,741,000 and pay ElderTrust cash in the amount of $23,350,000, which will be drawn on NHI's revolving credit facility. The purchase is expected to be completed once state licensure is obtained, which is expected to occur by August 31, 2013. NHI has agreed to lease these facilities to NHC, the current operator.

Item 1A. Risk Factors.

During the six months ended June 30, 2013, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, except for the addition of the risk factor that is stated as follows:

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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed March 23, 2009)

3.3	Restated Bylaws (incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013)

10.1	Membership Interest Purchase Agreement dated as of June 24, 3013 among Care Investment Trust Inc., Care YBE Subsidiary LLC and NHI-Bickford RE, LLC.

10.2
Second Amended and Restated Credit Agreement entered into as of June 28, 2013, by and among National Health Investors, Inc., Each Lender from Time to Time Party Hereto, and Wells Fargo Bank, National Association, as Administrative Agent, the Swing Line Lender and the Issuing Bank.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 5, 2013	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	August 5, 2013	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)