Form 10-Q
period 2013-09-30
NATIONAL HEALTH INVESTORS INC
filed 2013-11-04
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(615) 890-9100
(Registrant's telephone number, including area code)

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

There were 27,876,176 shares of common stock outstanding of the registrant as of November 1, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets:
Real estate properties:
Land	$70,844	$58,869
Buildings and improvements	854,915	636,994
Construction in progress	19,469	2,673
	945,228	698,536
Less accumulated depreciation	(177,820)	(163,146)
Real estate properties, net	767,408	535,390
Mortgage and other notes receivable, net	59,367	84,250
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	7,450	9,172
Marketable securities	13,577	12,884
Straight-line rent receivable	16,778	12,370
Equity-method investment and other assets	14,402	12,172
Assets held for sale, net	—	1,611
Total Assets	$917,114	$705,981

Liabilities and Equity:
Debt	$391,362	$203,250
Real estate purchase liabilities	5,856	4,256
Accounts payable and accrued expenses	7,809	4,301
Dividends payable	20,489	24,793
Deferred income	1,185	1,334
Total Liabilities	426,701	237,934

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 40,000,000 shares authorized;
27,876,176 and 27,857,217 shares issued and outstanding, respectively	279	279
Capital in excess of par value	470,892	467,843
Cumulative dividends in excess of net income	(439)	(18,495)
Accumulated other comprehensive income	8,970	7,555
Total National Health Investors Stockholders' Equity	479,702	457,182
Noncontrolling interest	10,711	10,865
Total Equity	490,413	468,047
Total Liabilities and Equity	$917,114	$705,981

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2012 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues:
Rental income	$28,817	$21,116	$78,879	$61,333
Interest income from mortgage and other notes	1,936	1,879	5,877	5,428
Investment income and other	1,040	1,348	3,156	3,462
	31,793	24,343	87,912	70,223
Expenses:
Depreciation	5,732	5,791	14,705	12,350
Interest	3,290	854	6,011	2,176
Legal	55	205	621	424
Franchise, excise and other taxes	80	271	316	626
General and administrative	1,757	1,639	7,171	6,018
Loan and realty (recoveries) losses, net	(2,061)	2,300	1,976	2,300
	8,853	11,060	30,800	23,894
Income before equity-method investee, investment and other gains,
discontinued operations and noncontrolling interest	22,940	13,283	57,112	46,329
Income from equity-method investee	178	—	269	—
Investment and other gains	—	—	—	30
Income from continuing operations	23,118	13,283	57,381	46,359
Discontinued operations
Income from operations - discontinued	562	1,068	2,321	3,269
Gain on sale of real estate	19,370	—	19,370	—
Income from discontinued operations	19,932	1,068	21,691	3,269
Net income	43,050	14,351	79,072	49,628
Less: net income attributable to noncontrolling interest	(306)	—	(664)	—
Net income attributable to common stockholders	$42,744	$14,351	$78,408	$49,628

Weighted average common shares outstanding:
Basic	27,876,176	27,830,311	27,872,805	27,799,750
Diluted	27,905,545	27,862,582	27,906,914	27,828,879
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.82	$.48	$2.03	$1.66
Discontinued operations	.71	.04	.78	.12
Net income per common share attributable to common stockholders	$1.53	$.52	$2.81	$1.78
Diluted:
Income from continuing operations attributable to common stockholders	$.82	$.48	$2.03	$1.66
Discontinued operations	.71	.04	.78	.12
Net income per common share attributable to common stockholders	$1.53	$.52	$2.81	$1.78

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$43,050	$14,351	$79,072	$49,628
Other comprehensive income:
Change in unrealized gains on securities	(627)	(1,336)	693	567
Less: reclassification adjustment for gains in net income	—	—	—	(30)
Increase (decrease) in fair value of cash flow hedge	(384)	(436)	722	(1,343)
Total other comprehensive income (loss)	(1,011)	(1,772)	1,415	(806)
Comprehensive income	42,039	12,579	80,487	48,822
Less: comprehensive income attributable to noncontrolling interest	(306)	—	(664)	—
Comprehensive income attributable to common stockholders	$41,733	$12,579	$79,823	$48,822

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$79,072	$49,628
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	14,705	12,653
Amortization	226	238
Straight-line rental income	(4,408)	(2,325)
Write-off of debt issuance costs	353	—
Loan and realty (recoveries) losses, net	1,976	2,300
Gain on sale of real estate	(19,370)	—
Net realized gains on sales of marketable securities	—	(30)
Share-based compensation	2,086	1,924
Income from equity-method investee	(269)	—
Change in operating assets and liabilities:
Equity-method investment and other assets	(307)	358
Accounts payable and accrued expenses	498	(712)
Deferred income	(149)	(299)
Net cash provided by operating activities	74,413	63,735
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(9,713)	(5,797)
Collection of mortgage and other notes receivable	18,879	2,844
Investment in real estate	(134,074)	(77,740)
Investment in real estate development	(7,883)	—
Investment in renovations of existing real estate	(5,323)	—
Investment in unconsolidated entity	—	(8,309)
Payment of real estate purchase liability	—	(3,000)
Proceeds from disposition of real estate properties	20,981	—
Proceeds from sales of marketable securities	—	125
Net cash used in investing activities	(117,133)	(91,877)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	127,000	(42,300)
Borrowings on term loan	80,000	120,000
Repayment of term loan	(80,000)	—
Debt issuance costs	(1,275)	(753)
Principal payments on term loan	(19,399)	—
Proceeds from exercise of stock options	146	(2)
Distributions to noncontrolling interest	(818)	—
Dividends paid to stockholders	(64,656)	(60,279)
Net cash provided by financing activities	40,998	16,666

Decrease in cash and cash equivalents	(1,722)	(11,476)
Cash and cash equivalents, beginning of period	9,172	15,886
Cash and cash equivalents, end of period	$7,450	$4,410

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$5,225	$2,214
Supplemental disclosure of non-cash investing and financing activities:
Settlement of mortgage note by real estate acquisition	$13,741	$—
Conditional consideration in asset acquisition	$1,600	$—
Accounts payable increase due to investments in real estate	$3,453	$—
Assumption of debt in real estate acquisition (at fair value)	$80,528	$19,250
Increase (decrease) in fair value of cash flow hedge	$722	$(1,343)
Assignment of net assets in equity-method investee	$817	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2012	27,857,217	$279	$467,843	$(18,495)	$7,555	$457,182	$10,865	$468,047
Total comprehensive income	—	—	—	78,408	1,415	79,823	664	80,487
Distributions to noncontrolling interest	—	—	—	—	—	—	(818)	(818)
Shares issued on stock options exercised	18,959	—	146	—	—	146	—	146
Share-based compensation	—	—	2,086	—	—	2,086	—	2,086
Assignment of net assets in equity-method investee	—	—	817	—	—	817	—	817
Dividends declared, $2.165 per share	—	—	—	(60,352)	—	(60,352)	—	(60,352)
Balances at September 30, 2013	27,876,176	$279	$470,892	$(439)	$8,970	$479,702	$10,711	$490,413

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At September 30, 2013, we held an interest in one unconsolidated VIE, of which we were not the primary beneficiary.

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

Real Estate Properties - Real estate properties are recorded at cost or, if acquired through business combination, at fair value. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property. For properties acquired in transactions accounted for as asset purchases, the purchase price allocation is based on the relative fair values of the assets acquired. Cost includes capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years, and improvements over their estimated useful lives ranging from 3 to 25 years.

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

In July 2013 the FASB issued ASU 2013-10, Derivatives and Hedging, which amends Topic 815. ASU 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to U.S. Treasury and LIBOR. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on our financial statements.

NOTE 2. REAL ESTATE

As of September 30, 2013, we owned 135 health care real estate properties located in 27 states and consisting of 66 senior housing communities, 64 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, and independent living facilities. These investments (excluding our corporate office of $882,000) consisted of properties with an original cost of approximately $944,346,000, rented under triple-net leases to 23 lessees.

Acquisitions and New Leases of Real Estate

During the nine months ended September 30, 2013, we made the following real estate investments and commitments as described below (in thousands):

Operator	Properties	Asset Class	Amount
Bickford Senior Living/RIDEA Structure	17	Senior Housing	$137,459
Fundamental Long Term Care Holdings, LLC	2	Skilled Nursing	27,750
National Healthcare Corporation	7	Skilled Nursing	37,417
Emeritus Senior Living	1	Senior Housing	15,300
Discovery Senior Living	1	Senior Housing	12,000
			$229,926

NHC

Our revenue from continuing operations was $87,912,000 and $70,223,000 for the nine months ended September 30, 2013 and 2012, respectively. Of these amounts, $25,650,000 (29%) and $25,041,000 (36%), respectively, were derived from National Healthcare Corporation (“NHC”), a publicly-held company and our largest tenant. At September 30, 2013, we leased 42 health care facilities to NHC consisting of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). The master lease agreement with NHC originally dated October 17, 1991, has since been amended to extend the lease expiration 5 years to December 31, 2026. There are two additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current year	$570	$382	$1,706	$1,148
Prior year final certification[1]	—	—	746	997
Total percentage rent	$570	$382	$2,452	$2,145
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

As previously disclosed, in December 2012, NHI entered into an agreement with NHC to sell six skilled nursing facilities for $21,000,000 in cash. The properties had a carrying value of $1,611,000. The sale was completed on August 31, 2013, and resulted in a gain for financial statement purposes of $19,370,000 after transaction costs of $19,000. We plan to defer recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code. The results of operation of the facilities sold were classified as discontinued operations for all periods presented in our Condensed Consolidated Statements of Income. Upon the sale of these facilities and prior to the acquisition described below, NHI's annual base rent of $33,700,000 was reduced to $30,750,000.

On August 30, 2013, NHI acquired seven skilled nursing facilities (and one vacant assisted living facility) in Massachusetts and New Hampshire from former not-for-profit borrower ElderTrust of Florida, Inc. (“ElderTrust”) for consideration of $37,417,000 consisting of $23,676,000 in cash, inclusive of closing costs, and the cancellation of notes receivable from ElderTrust with a principal balance of $13,741,000. Beginning September 1, 2013, the facilities were placed under a new triple net lease to the current manager, NHC, for a period of 15 years commencing with a lease amount of $350,000 for the remainder of 2013. In 2014, the lease provides for a base annual rental of $3,450,000. Under the terms of the lease, rent escalates 4% of the increase in each facility's revenue over the 2014 base year. Because ElderTrust was the owner and operator of the facilities, we accounted for the transaction as an asset acquisition. During the last three years of the lease, NHC will have the option to purchase the facilities for $49,000,000.

Bickford

As of September 30, 2013, we owned an 85% equity interest and an affiliate of Bickford Senior Living ("Bickford") owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 27 assisted living/memory care facilities and also has 3 facilities under construction. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85% ownership interest, but do not control. Our joint venture is structured to comply with the provisions of RIDEA.

On June 28, 2013, PropCo purchased 17 assisted living and memory care facilities which were managed by Bickford. The facilities total 750 units and are located in Illinois, Indiana, Iowa and Nebraska. Of these facilities, 14 were acquired from a subsidiary of Care Investment Trust, Inc. ("Care") for $124,549,000, consisting of $44,021,000 in cash and assumption of secured debt with a fair value of $80,528,000. PropCo accounted for acquisition of the 100% interest in the real estate operations of these facilities using the acquisition method as prescribed by ASC Topic 805. As part of this transaction, we recognized all identifiable tangible assets and liabilities assumed at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $4,360,000 to the fair value of the land, $120,189,000 to the fair value of the buildings and improvements and expensed $63,000 in transaction costs at closing. The 14 newly-acquired facilities have been leased to OpCo for an initial term of 5 years at an aggregate annual lease amount of $9,750,000 plus annual fixed escalators commencing on July 1 of each succeeding year.

Concurrent with this acquisition, PropCo also completed a $12,910,000 purchase and leaseback of three assisted living facilities located in Iowa, Nebraska and Indiana totaling 107 units from affiliates of Bickford. The acquisition was accounted for as an asset purchase. PropCo's previous master lease with Bickford was amended to include these three properties and the annual lease amount was increased from $7,750,000 to $9,086,000, plus annual fixed escalators beginning January 1 of each succeeding year. All other significant terms of the existing master lease remain unchanged.

In total, the 27 operating facilities in the joint venture have aggregate annual contractual rent due from OpCo to Propco of $18,836,000, plus fixed annual escalators. Of our total revenue from continuing operations, $5,209,000 (16%) and $9,383,000 (11%) were recorded by PropCo from OpCo for the three and nine months ended September 30, 2013, respectively.

NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. At September 30, 2013, PropCo had purchased land and begun construction on three assisted living/memory care facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $14,252,000.

For the 14 Care properties acquired in a business combination and discussed above, the pro forma revenue, net income and net income available to common stockholders of the combined entity is provided below had the acquisition date been January 1, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$34,381	$26,931	$95,677	$77,988
Net income	$43,490	$14,791	$80,391	$50,947
Net income available to common stockholders	$43,118	$14,725	$79,529	$50,749
Basic earnings per share	$1.55	$.53	$2.85	$1.83
Diluted earnings per share	$1.55	$.53	$2.85	$1.82

Supplemental pro forma information above includes revenues from the newly executed lease with OpCo, recognized on a straight-line basis, depreciation, and appropriate interest costs.

Emeritus

In July 2013 we completed a $15,300,000 acquisition of The Inn at Halcyon Village in Marysville, Ohio ("Halcyon"). The 76-unit assisted living and memory care community is leased to Emeritus Senior Living for an initial term of 15 years with an option to extend. Rent in the first year of the lease will be $1,140,000. Annual fixed escalators begin in the third lease year. Because Halcyon was owner-operated at the time of acquisition, we accounted for the purchase as an asset acquisition.

Discovery

In September 2013 we completed a $12,000,000 acquisition of Regency Pointe Retirement Community in Rainbow City, Alabama. The 120-unit senior housing community is leased to Discovery Senior Living ("Discovery") for an initial term of 15 years, with three 5-year renewal options. Rent in the first year of the lease is $942,000 plus annual fixed escalators thereafter. As a lease inducement, upon achieving certain operating metrics, Discovery will be eligible over years two, three and four of the lease for contingent payments totaling up to $2,500,000 which, if paid, will be amortized as an adjustment to rental income over the remaining lease term. Because Regency Pointe was owner-operated at acquisition, we accounted for the purchase as an asset purchase.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which is probable. The facilities, which total 254 beds, have been leased to affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”) for an initial term of 10 years at a lease rate of 9% plus annual fixed escalators. The lease includes three 5-year renewal options at the terms which exist upon renewal. Because the Corinth facility was owner-operated, the acquisition of the Corinth facility was accounted for as an asset purchase.

Because Fundamental was the current lessee, we accounted for acquisition of the 100% interest in the real estate operation of the Canton facility using the acquisition method as prescribed by FASB Accounting Standards Codification Topic 805, Business Combinations ("ASC Topic 805"). As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $420,000 of the purchase price to the fair value of the land, $11,659,000 to the fair value of building and improvements, $671,000 to the fair value of equipment and expensed $147,000 in transaction costs which were paid at closing.

As disclosed in Note 13, in October 2013, we entered into an agreement to sell three skilled nursing facilities with an aggregate carrying value of $17,115,000 to our current tenant, Fundamental, for $18,500,000 in cash. Completion of this transaction is expected to occur by December 31, 2013.

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Equity-method investment in OpCo	$9,439	$8,353
Loan costs and prepaid expenses, net	2,981	1,837
Accounts receivable and other assets	1,429	1,816
Replacement reserve and tax escrows - Fannie Mae	553	—
Escrow deposit for real estate purchase	—	166
	$14,402	$12,172

In June 2013, we recorded escrow deposits for replacement reserves and taxes in connection with our assumption of Fannie Mae secured debt described in Note 7. These loans currently require monthly deposits into escrow of $111,000, which are subject to reimbursement by our lessee, OpCo. Upon reimbursement, we record an equal liability to our lessee. Accordingly, the balance in the related liability account at September 30, 2013, was $553,000.

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

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, NHI believes its maximum exposure to loss at September 30, 2013, due to its involvement with OpCo, would be limited to its equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared during the nine months ended September 30, 2013.

At inception, we valued our equity interest in OpCo based on the total consideration for the underlying assets at their estimated relative fair values. During the measurement period granted under provisions of ASC Topic 805, we have ascertained and ascribed value to all identifiable assets acquired and liabilities assumed. As the result of the culmination of this process, the asset values disclosed as preliminary in prior filings have been finalized without further revision. We continue to monitor and periodically review for impairment our equity method investment in OpCo to determine whether a decline, if any, in the value of the investment is other than temporary. We noted no decline in value as of September 30, 2013.

Summary financial information for OpCo, for which our pro rata share of the equity in its net income is presented in our Condensed Consolidated Statement of Income, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$14,836	$—	$27,156	$—

Operating expenses, including management fees	9,400	—	17,394	—
Lease expenses	5,138	—	9,312	—
Depreciation and amortization	88	—	133	—
Net Income	$210	$—	$317	$—

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At September 30, 2013, we had: (1) investments in mortgage notes receivable with a carrying value of $33,654,000 secured by real estate and UCC liens on the personal property of 11 health care properties and (2) other notes receivable with a carrying value of $25,713,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at September 30, 2013.

Due to non-receipt of contractual payments, in March 2013 we evaluated the recoverability of mortgage notes receivable due from two not-for-profit borrowers (SeniorTrust of Florida, Inc. and ElderTrust of Florida, Inc.). Using a discounted cash flow analysis, we evaluated the declining net operating income of SeniorTrust over the previous twelve months and recognized an impairment to the carrying value of the SeniorTrust notes in the total amount of $4,037,000, thereby reducing the carrying value of the SeniorTrust notes receivable to $15,000,000.

In June 2013 we received full payment of $15,000,000 on the SeniorTrust notes. In August 2013 the ElderTrust notes with an aggregate principal balance of $13,741,000 were applied to the purchase price of seven skilled nursing facilities in Massachusetts and New Hampshire. See Note 8 for more information on our transactions with SeniorTrust and ElderTrust.

In July 2013, we extended a $9,200,000 loan to Bickford to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a two year maturity plus a one year extension option with 12% annual interest. As a result of this transaction, PropCo acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan.

In September 2013, we received $3,293,000 as full payment upon the final maturity of a mortgage note secured by a skilled nursing facility located in Georgia. Of the amount received, we recorded $2,061,000 as a recovery of a previous writedown.

As disclosed in Note 13, in October 2013, we provided a $2,500,000 second mortgage loan to an affiliate of Discovery for the construction of a 120-unit senior housing community in Naples, Florida.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We received $2,454,000 in preferred dividends from LTC (a publicly-traded REIT) for each of the nine month periods ended September 30, 2013 and 2012, on our investment in 2,000,000 shares of their cumulative preferred stock having an original cost of $38,132,000. The preferred stock, which is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. The non-voting preferred stock is convertible into 2,000,000 shares of LTC common stock.

NOTE 6. INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities which are reported at fair value. Unrealized gains and losses on available-for-sale securities are presented as a component of other comprehensive income. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$13,577	$4,088	$12,884

Gross unrealized gains related to available-for-sale securities were $9,489,000 at September 30, 2013 and $8,796,000 at December 31, 2012.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Revolving credit facility - unsecured	$191,000	$64,000
Bank term loans - unsecured	120,000	120,000
Bank term loan - secured	—	19,250
Fannie Mae term loans - secured (including a premium of $1,782)	80,362	—
	$391,362	$203,250

On June 28, 2013, we entered into a $370,000,000 unsecured credit facility which includes a 5-year revolving credit facility (inclusive of an embedded 1-year extension option) of $250,000,000 with interest at 140 basis points over LIBOR and $120,000,000 of 7-year term loans with interest at 150 basis points over LIBOR. At September 30, 2013, we had $59,000,000 available to draw on the revolving portion of the credit facility. Quoted 30-day LIBOR was 18 basis points on September 30, 2013. The new facility replaces a smaller credit facility that originated on May 1, 2012 and provided for $320,000,000 of total borrowing capacity.

As part of the Care acquisition described in Note 2, we assumed Fannie Mae mortgage loans with principal balances of $71,323,000 and $7,257,000 on September 30, 2013, which have interest at rates of 6.85% and 7.17%, respectively, and maturing on July 1, 2015 (prepayable without penalty after December 31, 2014).

Interest expense for the nine months ended September 30, 2013 and 2012 includes $596,000 and $238,000, respectively, as amortization of loan costs. Amortization of loan costs for 2013 includes $353,000 which was written off as a result of modifications we made to the credit facility at the end of the second quarter.

In August 2013, we used our revolving credit facility to pay off a $19,250,000 secured bank loan which provided for interest at 300 basis points over LIBOR.

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts as of September 30, 2013 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.04%	1-month LIBOR+150 bps	$40,000	$189
June 2013	June 2020	3.61%	1-month LIBOR+150 bps	$80,000	$(708)

See Note 12 for fair value disclosure about our Fannie Mae mortgage loans and interest rate swap agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

At September 30, 2013, our subsidiary PropCo had purchased land and begun construction on three assisted living facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $14,252,000.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which is probable.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years. Total construction costs incurred as of September 30, 2013 were $4,363,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

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

We have committed to fund a $3,500,000 expansion and renovation program in connection with our August 2012 acquisition of the senior living campus leased to Santé in Silverdale, Washington. As of September 30, 2013, we had funded $2,639,000 of this commitment, which will be added to the basis on which the lease amount is calculated.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000, which is recorded as a purchase liability.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining, and maintaining, a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. At acquisition, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

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

As previously disclosed and discussed in the notes to the condensed consolidated financial statements, we have been involved in an investigation by the Tennessee Attorney General (“OTAG”) regarding transactions between the Company and two Tennessee not-for-profit corporations, as well as extended litigation with ElderTrust of Florida, Inc ("ElderTrust") and SeniorTrust of Florida, Inc. ("SeniorTrust").

In April 2013, we agreed to a full settlement of the above litigation. The settlement agreement also resolved the OTAG investigation with respect to both ElderTrust and Senior Trust and was court approved on May 3, 2013.

In accordance with provisions of the settlement, in June 2013 we received payment in the full amount of $15,000,000 on the SeniorTrust notes. In the ElderTrust settlement, we acquired seven skilled nursing facilities which had served as collateral for their notes. Consideration given in the acquisition included cancellation of these notes totaling $13,741,000 and cash of $23,676,000, inclusive of closing costs. The purchase was completed August 30, 2013. The facilities were placed under a new triple-net lease to NHC as discussed in Note 2.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of September 30, 2013, there were 1,140,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to five years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of September 30, 2013, there were 20,635 shares available for future grants under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. As of September 30, 2013, no shares were available for future grants under this plan. The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the nine months ended September 30, 2013 was $2,086,000, all of which related to outstanding stock options, as compared to $1,924,000 for the nine months ended ended September 30, 2012, consisting of $1,923,000 for stock options and $1,000 for restricted stock.

At September 30, 2013, we had $669,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2013 - $253,000, 2014 - $375,000 and 2015 - $41,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following tables summarize our outstanding stock options:

	Nine Months Ended
	September 30,
	2013	2012
Options outstanding January 1,	211,675	509,422
Options granted under 2005 Plan	—	340,000
Options granted under 2012 Plan	360,000	—
Options exercised under 1997 Plan	—	(19,266)
Options exercised under 2005 Plan	(55,001)	(488,481)
Options outstanding, September 30,	516,674	341,675

Exercisable at September 30,	323,330	165,000

The following table summarizes our restricted stock activity:

	Nine Months Ended
	September 30,
	2013	2012
Non-vested at January 1,	—	1,250
Vested during the period	—	(1,250)
Non-vested at September 30,	—	—

NOTE 10. DISCONTINUED OPERATIONS

We have reclassified, for all periods presented, the operations of facilities meeting the accounting criteria for properties being sold or held for sale as discontinued operations.

In August 2013 we sold six older skilled nursing facilities to NHC for $21,000,000 and recorded a gain for financial statement purposes of $19,370,000 after selling costs of $19,000. Our lease revenue from the facilities was $2,321,000 and $2,543,000 for the nine months ended September 30, 2013 and 2012, respectively.

In December 2012, our tenant, Sunrise Senior Living, exercised its option to purchase our assisted living facility in Edison, New Jersey. Our lease revenue from the facility was $1,029,000 for the nine months ended September 30, 2012.

Income from discontinued operations is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$562	$1,169	$2,321	$3,572
Expenses:
Depreciation	—	101	—	303
Income from operations - discontinued	$562	$1,068	$2,321	$3,269

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income from continuing operations attributable to common stockholders	$22,812	$13,283	$56,717	$46,359
Discontinued operations	19,932	1,068	21,691	3,269
Net income attributable to common stockholders	$42,744	$14,351	$78,408	$49,628

BASIC:
Weighted average common shares outstanding	27,876,176	27,830,311	27,872,805	27,799,750

Income from continuing operations per common share	$.82	$.48	$2.03	$1.66
Discontinued operations per common share	.71	.04	.78	.12
Net income per common share	$1.53	$.52	$2.81	$1.78

DILUTED:
Weighted average common shares outstanding	27,876,176	27,830,311	27,872,805	27,799,750
Stock options	29,369	32,271	34,109	29,129
Average dilutive common shares outstanding	27,905,545	27,862,582	27,906,914	27,828,879

Income from continuing operations per common share	$.82	$.48	$2.03	$1.66
Discontinued operations per common share	.71	.04	.78	.12
Net income per common share	$1.53	$.52	$2.81	$1.78

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the average market price for our common shares	43,473	917	15,649	1,972

Dividends declared per common share	$.735	$.67	$2.165	$1.97

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	September 30, 2013	December 31, 2012
Level 1
Common stock of other healthcare REITs	Marketable securities	$13,577	$12,884

Level 2
Interest rate swap asset	Other assets	$189	$—
Interest rate swap liability	Accrued expenses	$708	$1,241
Fixed rate debt	Debt	$80,362	$—

Level 3
Contingent consideration	Real estate purchase liabilities	$5,856	$4,256

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013 and 2012 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2013
Contingent consideration	$4,256	$—	$—	$1,600	$5,856	$—

2012
Contingent consideration	$9,478	$—	$—	$—	$9,478	$—

Carrying values and fair values of financial instruments that are not carried at fair value at September 30, 2013 and December 31, 2012 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2013	2012	2013	2012
Level 2
Variable rate debt	$311,000	$203,250	$311,000	$203,250

Level 3
Mortgage and other notes receivable	$59,367	$84,250	$66,690	$93,835

The fair value of mortgage and other notes receivable is based on credit risk and discount rates that are not observable in the marketplace and therefore represents a Level 3 measurement.

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at September 30, 2013 and December 31, 2012, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 13. SUBSEQUENT EVENTS

In October 2013, we provided a $2,500,000 second mortgage loan to an affiliate of Discovery for the construction of a 120-unit senior housing community in Naples, Florida. Construction is planned to begin in the fourth quarter of 2013. The loan is guaranteed by principals of Discovery and has a five-year maturity with monthly payments of interest at a 12% annual rate.

In October 2013, we completed a $9,000,000 acquisition of a 63-unit senior housing community in Baltimore, Maryland, and leased the facility to Chancellor Health Care, LLC for an initial term of seven years, plus renewal options. The lease rate in the first year will be 8% plus a fixed annual escalator. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase. We also committed to provide up to $500,000 for renovations and improvements.

Additionally, we have committed $7,500,000 to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care, who has been operating the campus since 1993.

In October 2013, our current tenant, Weatherly Associates, LLC, exercised their option to purchase our Weatherly, PA senior housing facility for $5,315,000. The property had a carrying value of $3,599,000 resulting in a gain for financial statement purposes. We plan to defer recognition of the tax gain on the sale of this facility by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code. Our lease revenue from the facility was $302,000 for both nine month periods ended September 30, 2013 and 2012.

In October 2013, we agreed to sell three older skilled nursing facilities to affiliates of our current tenant, Fundamental, for $18,500,000. The properties have a carrying value of $17,115,000. We plan to defer recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the internal Revenue Code. Our lease revenue from these facilities was $2,531,000 and $2,387,000 for the nine months ended September 30, 2013 and 2012, respectively. We expect to complete this sale by December 31, 2013.

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

National Health Investors, Inc., a Maryland corporation incorporated in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries. As of September 30, 2013, our portfolio consisted of real estate, mortgage and note investments and other investments in the preferred stock and marketable securities of other REITs. We are a self-managed REIT investing in health care real estate or in the operations thereof through independent third-party managers which generate current income that will be distributed to stockholders. We have pursued this mission by investing primarily in leased properties, loans and RIDEA transactions. These investments include senior housing, skilled nursing facilities, hospitals and medical office buildings, all of which are collectively referred to herein as "Health Care Facilities." Senior housing includes assisted living facilities, senior living campuses, and independent living facilities. We typically fund these investments through three sources of capital: (1) debt offerings, including bank lines of credit and ordinary term debt, (2) current cash flow, and (3) the sale of equity securities.

Portfolio

At September 30, 2013, our continuing operations is comprised of investments in real estate and mortgage and other notes receivable in 146 health care facilities located in 27 states consisting of 69 senior housing communities, 71 skilled nursing facilities, 4 hospitals , 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $882,000) consisted of properties with an original cost of approximately $944,346,000, rented under triple-net leases to 23 lessees, and $59,367,000 aggregate carrying value of mortgage and other notes receivable due from 14 borrowers.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of September 30, 2013 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue
Senior Housing Communities
Assisted Living	58	2,930		$20,475
Senior Living Campus	5	797		5,087
Independent Living	3	273		928
	66	4,000		26,490
Skilled Nursing Facilities	64	8,768		46,253
Hospitals	3	181		5,324
Medical Office Buildings	2	88,517	*	812
Total Real Estate Properties	135			$78,879

Mortgage and Other Notes Receivable
Senior Housing Properties
Assisted Living	2	190		$547
Senior Living Campus	1	76		85
	3	266		632
Skilled Nursing Facilities	7	594		2,425
Hospital	1	70		900
Other Notes Receivable	—	—		1,920
Total Mortgage and Other Notes Receivable	11			$5,877
Total Portfolio	146			$84,756

Portfolio Summary	Properties	Investment %	Revenue
Real Estate Properties	135	93.1%	$78,879
Mortgage and Other Notes Receivable	11	6.9%	5,877
Total Portfolio	146	100.0%	$84,756

Summary of Facilities by Type
Skilled Nursing Facilities	71	57.4%	$48,677
Senior Housing Communities	69	32.0%	27,123
Hospitals	4	7.3%	6,224
Medical Office Buildings	2	1.0%	812
Other	—	2.3%	1,920
Total Real Estate Portfolio	146	100.0%	$84,756

Portfolio by Operator Type
Public	53	37.3%	$31,614
Regional	81	54.5%	46,193
Small	12	8.2%	6,949
Total Real Estate Portfolio	146	100.0%	$84,756

Public Operators
National HealthCare Corp.	42	30.3%	$25,650
Emeritus Senior Living	9	4.2%	3,533
Community Health Systems, Inc.	2	2.8%	2,431
Total Public Operators	53	37.3%	$31,614

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes.  At September 30, 2013, such investments had a carrying value of $51,709,000.

Areas of Focus

We are evaluating and will potentially make additional investments during the remainder of 2013 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for NHI and our tenants. While deal flow among the largest in our peer group may be slackening, there are smaller portfolio assets in secondary markets with prospective yields that justify our attention.

If longer term borrowing rates increase as anticipated, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that lead to an increase in lease rates. We expect our cost of capital will increase as a result of our plan to transition some of our short term revolving borrowings into debt instruments with longer maturities and increased overall interest rates.

Even as we make new investments, we expect to maintain a relatively low level of debt compared to the value of our assets and relative to our peers in the industry. Approximately 55% of our revenue from continuing operations is from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. As a result, in 2009, we began to diversify our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources. While we will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, our current investment focus is on acquiring assisted living and memory care facilities, independent living facilities and senior housing campuses which contain two or more facility types.

We monitor the operating results of our tenants on a monthly, quarterly and annual basis to identify any material changes in their operations and credit quality. We believe the tenant lease service coverage ratio ("LSCR") is an important ratio to indicate the tenant's continued ability to pay their scheduled rent to us in view of various business fluctuations, some of which are beyond the control of the tenant such as changes in payments rates by government payors, increased competition from other facilities and increased costs of operation.

LSCR is calculated by dividing the tenant's EBITDARM (earnings before interest, taxes, depreciation, amortization, scheduled rent and management fees) by their scheduled rent over the same period. The following table summarizes the lease service coverage of our stabilized lease portfolio.

	Senior Housing	Skilled Nursing[2]	NHC	Hospitals	Medical Office
Lease Service Coverage Ratio	1.38	1.82	4.10	3.13	6.71
Number of stabilized lease properties[1]	31	23	41	2	2
[1] excludes new construction, RIDEA assets, and notes
[2] excludes NHC

We manage our business with a goal of increasing the regular annual dividends paid to shareholders. Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Our transactions that are infrequent and non-recurring that generate additional taxable income have been distributed to shareholders in the form of special dividends. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our goal of increasing annual dividends requires a careful balance between identification of high-quality lease and mortgage assets in which to invest and the cost of our capital with which to fund such investments. We consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity. We accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where we believe the spreads over our cost of capital will generate sufficient returns to our shareholders.

Our dividend payouts of both regular and special dividends for 2013 and on an annual basis for the last three years are as follows:

	YTD 2013	2012	2011	2010
Regular	$2.165	$2.64	$2.50	$2.36
Special	$—	$0.22	$0.22	$—
	$2.165	$2.86	$2.72	$2.36

Beginning in 2009, our increased investments in healthcare real estate beginning in 2009 have been partially accomplished by our ability to effectively leverage our balance sheet. However, we continue to maintain a relatively low leverage balance sheet compared with the value of our assets and with many in our peer group. We believe that our fixed charge coverage ratio, which is the ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to fixed charges (interest expense and principal payments on debt), and the ratio of consolidated debt to EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our balance sheet with those in our peer group.

We calculate our fixed charge coverage ratio as 17:1 for the nine months ended September 30, 2013 (see page 42 for a discussion of EBITDA and a reconciliation to our net income). On an annualized basis, our consolidated debt-to-EBITDA ratio is 3:1.

Annual dividend growth, a low leverage balance sheet, a portfolio of diversified, high-quality assets, and prioritizing business relationships with experienced tenants and borrowers continue to be the key drivers of our business plan.

According to a 2011 estimate by the U.S. Department of Health and Human Services, the number of Americans 65 and older is expected to grow 36% between 2010 and 2020, compared to a 9% growth rate for the general population. An increase in this age demographic is expected to increase the demand for senior housing properties of all types in the coming decades.

There is increasing demand for private-pay senior housing properties in countries outside the U.S. We will consider real estate and note investments with U.S. entities who seek to expand their senior housing operations into countries where local-market demand is sufficiently demonstrated. We have a current investment of $1,500,000 in such ventures.

We expect to fund any new investments in real estate and mortgage notes during the remainder of 2013 using our liquid investments and debt financing unless the size of an acquisition leads us to consider issuing equity securities to fund some or all of such acquisition in order to maintain a relatively low level of debt in comparison to the value of our assets.

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

See our most recent Annual Report on Form 10-K for further discussion of our critical accounting policies including those concerning revenue recognition, our status as a REIT, principles of consolidation and allocation property acquisition costs.

Investment Highlights

Since January 1, 2013 we have made or announced the following real estate investments:

	Properties	Asset Class	Amount
Lease Investments
Bickford Senior Living/RIDEA Structure	17	Senior Housing	$137,459
Fundamental Long Term Care Holdings, LLC	2	Skilled Nursing	27,750
National Healthcare Corporation	7	Skilled Nursing	37,417
Emeritus Senior Living	1	Senior Housing	15,300
Discovery Senior Living	1	Senior Housing	12,000
Chancellor Healthcare	1	Senior Housing	17,000
Note Investments
Bickford Senior Living	1	Senior Housing	9,200
Discovery Senior Living	1	Senior Housing	2,500
			$258,626

NHC

Our revenue from continuing operations was $87,912,000 and $70,223,000 for the nine months ended September 30, 2013 and 2012, respectively. Of these amounts, $25,650,000 (29%) and $25,041,000 (36%), respectively, were derived from National Healthcare Corporation (“NHC”), a publicly-held company and our largest tenant. At September 30, 2013, we leased 42 health care facilities to NHC consisting of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). The master lease agreement with NHC originally dated October 17, 1991, has since been amended to extend the lease expiration five years to December 31, 2026. There are two additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current year	$570	$382	$1,706	$1,148
Prior year final certification[1]	—	—	746	997
Total percentage rent	$570	$382	$2,452	$2,145
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

As previously disclosed, in December 2012, NHI entered into an agreement with NHC to sell six skilled nursing facilities for $21,000,000 in cash. The properties had a carrying value of $1,611,000. The sale was completed on August 31, 2013, and resulted in a gain for financial statement purposes of $19,370,000 after transaction costs of $19,000. We plan to defer recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code. The results of operation of the facilities sold were classified as discontinued operations for all period presented in our Condensed Consolidated Statements of Income. Upon the sale of these facilities and prior to the acquisition described below, NHI's annual base rent of $33,700,000 was reduced to $30,750,000.

On August 30, 2013, NHI acquired seven skilled nursing facilities (and one vacant assisted living facility) in Massachusetts and New Hampshire from former not-for profit borrower ElderTrust of Florida, Inc. (“ElderTrust”) for consideration of $37,417,000, consisting of $23,676,000 in cash, inclusive of closing costs, and the cancellation of notes receivable from ElderTrust with a principal balance of $13,741,000. Beginning September 1, 2013, the facilities were placed under a new triple net lease to the current manager, NHC, for an initial period of 15 years commencing with a lease amount of $350,000 for the remainder of 2013. In 2014, the lease provides for a base annual rental of $3,450,000. Under the terms of the lease, rent escalates 4% of the increase in each facility's revenue over the 2014 base year. Because ElderTrust was the owner and operator of the facilities, we accounted for the transaction as an asset acquisition. During the last three years of the lease, NHC will have the option to purchase the facilities for $49,000,000.

Bickford

As of September 30, 2013, we owned an 85% equity interest and an affiliate of Bickford Senior Living ("Bickford") owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 27 assisted living/memory care facilities and also has 3 facilities under construction. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85% ownership interest, but do not control. Our joint venture is structured to comply with the provisions of RIDEA.

On June 28, 2013, PropCo purchased 17 assisted living and memory care facilities which were managed by Bickford. The facilities total 750 units and are located in Illinois, Indiana, Iowa and Nebraska. Of these facilities, 14 were acquired from a subsidiary of Care Investment Trust, Inc. ("Care") for $124,549,000, consisting of $44,021,000 in cash and assumption of secured debt with a fair value of $80,528,000. We accounted for acquisition of the 100% interest in the real estate operation of these facilities using the acquisition method as prescribed by ASC Topic 805. As part of this transaction, we recognized all identifiable tangible assets and liabilities assumed at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $4,360,000 to the fair value of the land, $120,189,000 to the fair value of the buildings and improvements and expensed $63,000 in transaction costs at closing. The 14 newly-acquired facilities have been leased to OpCo for an initial term of 5 years at an aggregate annual lease amount of $9,750,000 plus annual fixed escalators commencing on July 1 of each succeeding year.

Concurrent with this acquisition, PropCo also completed a $12,910,000 purchase and leaseback of three assisted living facilities located in Iowa, Nebraska and Indiana totaling 107 units from affiliates of Bickford. The acquisition was accounted for as an asset purchase. PropCo's previous master lease with Bickford was amended to include these three properties and the annual lease amount was increased from $7,750,000 to $9,086,000, plus annual fixed escalators beginning January 1 of each succeeding year. All other significant terms of the existing master lease remain unchanged.

In total, the 27 operating facilities in the joint venture have aggregate annual contractual rent due from OpCo to Propco of $18,836,000, plus annual fixed escalators. Of our total revenue from continuing operations, $5,209,000 (16%) and $9,383,000 (11%) were recorded by PropCo from OpCo for the three and nine months ended September 30, 2013, respectively.

NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. At September 30, 2013, PropCo had purchased land and begun construction on three assisted living/memory care facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $14,252,000.

In July 2013, we extended a $9,200,000 loan to Bickford to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a two year maturity plus a one year extension option with 12% annual interest. As a result of this transaction, PropCo acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan.

Emeritus

In July 2013 we completed a $15,300,000 acquisition of The Inn at Halcyon Village in Marysville, Ohio ("Halcyon"). The 76-unit assisted living and memory care community is leased to Emeritus Senior Living for an initial term of 15 years with options to extend. Rent in the first year of the lease will be $1,140,000. Annual fixed escalators begin in the third lease year.

Discovery

In September 2013, we completed a $12,000,000 acquisition of Regency Pointe Retirement Community in Rainbow City, Alabama. The 120-unit senior housing community is leased to Discovery Senior Living ("Discovery") for an initial term of 15 years with three 5-year renewal options. Rent in the first year of the lease is $942,000 plus annual fixed escalators. As a lease inducement, upon obtaining certain operating metrics, Discovery will be eligible over years two, three and four of the lease for contingent payments totaling up to $2,500,000 which, if paid, we will amortize as an adjustment to rental income over the remaining lease term. At acquisition, the likelihood that we would incur the contingent payments was considered reasonably possible but not probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

In October 2013, we provided a $2,500,000 second mortgage loan to an affiliate of Discovery for the construction of a 120-unit senior housing community in Naples, Florida. Construction is planned to begin in the fourth quarter of 2013. The loan is guaranteed by principals of Discovery and has a five-year maturity with monthly payments of interest at a 12% annual rate.

Chancellor

In October 2013, we completed a $9,000,000 acquisition of a 63-unit senior housing community in Baltimore, Maryland, and leased the facility to Chancellor Health Care, LLC for an initial term of seven years, plus renewal options. The lease rate in the first year will be 8% plus a fixed annual escalator. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase. We also committed to provide up to $500,000 for renovations and improvements.

Additionally, we have committed $7,500,000 to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care, who has been operating the campus since 1993.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which is probable. The facilities, which total 254 beds, have been leased to affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”) for an initial term of 10 years at a lease rate of 9% plus annual fixed escalators. The lease includes three 5-year renewal options at the terms which exist upon renewal.

In October 2013, we agreed to sell three older skilled nursing facilities to affiliates of our current tenant, Fundamental, for $18,500,000.  The properties have a carrying value of $17,115,000.  We plan to defer recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the internal Revenue Code.  Our lease revenue from these facilities was $2,531,000 and $2,387,000 for the nine months ended September 30, 2013 and 2012, respectively.  We plan to complete this sale by December 31, 2013.

Other Lease Activity

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we do not experience a lease renewal or expiration. During the nine months ended September 30, 2013, we had no renewing or expiring leases.

In October 2013, our current tenant, Weatherly Associates, LLC, exercised their option to purchase our Weatherly, PA senior housing facility for $5,315,000. The property had a carrying value of $3,599,000 resulting in a gain for financial statement purposes. We plan to defer recognition of the tax gain on the sale of this facility by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code. Our lease revenue from the facility was $302,000 for both nine month periods ended September 30, 2013 and 2012.

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

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators' liquidity and financial condition. On May 1, 2013, the Centers for Medicare & Medicaid Services ("CMS") released a proposed rule outlining a 1.4% increase in their Medicare reimbursement for fiscal 2014 beginning on October 1, 2013. We currently estimate that our borrowers and lessees will be able to absorb this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities. Accordingly, for the near-term we are treating as cautionary the Federal Government’s recent re-commitment, after debating a ‘chained CPI’ indexing, to fully index Social Security to inflation. In this cautious approach, any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

As discussed in the notes to the condensed consolidated financial statements, former not-for-profit borrowers, SeniorTrust and ElderTrust, appointed receivers to effect the sale of their assets and the winding up of those entities. These two mortgage borrowers were adversely impacted by previous Medicare rate adjustments due to their payor mix, their current payment coverage ratios and limited net equity. The impact of net reductions in Medicare reimbursement had an adverse effect on the value of the underlying real estate assets. In March 2013, the financial condition of SeniorTrust reflected their declining net operating income over the previous twelve months and indicated a further adverse change in the estimated value of the collateral for our notes receivable at that time. As a result, we recorded an impairment on this former note of $4,037,000 based on such estimated value.

Litigation Settlement
In April 2013, we entered into a settlement agreement concerning litigation with the two borrowers mentioned above, ElderTrust and SeniorTrust. As described earlier, we agreed to purchase the seven skilled nursing facilities which serve as collateral for the note from ElderTrust. Additionally, we agreed to a full settlement of our notes receivable from SeniorTrust for $15,000,000 in cash. Our notes from SeniorTrust were paid in full on June 28, 2013.

At the time of the settlement agreement, our annualized interest-only cash flows from SeniorTrust and ElderTrust totaled approximately $1,980,000. With an additional net investment of $8,676,000, our estimated annualized cash flows beginning in 2014, before any rent escalation, will be $3,450,000. The table below illustrates the projected effect of the settlement on annualized cash flows and return on investment (in thousands):

	Before Settlement	After Settlement	Difference
SeniorTrust	$15,000	$—	$(15,000)
ElderTrust	13,741	37,417	23,676
Total Investment	$28,741	$37,417	$8,676

Estimated Annualized Cash Flow	$1,980	$3,450	$1,470
Estimated Annualized Cash Flow as % of Total Investment	6.9%	9.2%	16.9%

The above analysis focuses entirely upon cash flow and investment return without considering qualitative portfolio improvements inherent in transitioning from a mortgage note to a triple net lease. Additionally, the above analysis does not consider the effect of future rent escalations or the future cost of borrowings used to acquire the seven New England properties.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	September 30,		Period Change
	2013	2012	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$5,028	$915	$4,113	NM
SNFs leased to Fundamental Long Term Care	1,876	1,247	629	50.4%
Hospital leased to Polaris	538	—	538	NM
ALF leased to Landmark Senior Living	394	—	394	NM
ALFs leased to Emeritus Senior Living	1,196	885	311	35.1%
SLC leased to Santé Partners	534	250	284	113.6%
SLC leased to Chancellor Health Care	270	6	264	NM
Other new and existing leases	17,268	16,536	732	4.4%
	27,104	19,839	7,265	36.6%
Straight-line rent adjustments, new and existing leases	1,713	1,277	436	NM
Total Rental Income	28,817	21,116	7,701	36.5%
Interest income from mortgage and other notes
Capital Funding Group	518	173	345	NM
Bickford Senior Living	249	2	247	NM
SeniorTrust	—	251	(251)	NM
Bell Oden	—	220	(220)	NM
Other new and existing mortgages	1,169	1,233	(64)	(5.2)%
Total Interest Income from Mortgage and Other Notes	1,936	1,879	57	3.0%
Investment income and other	1,040	1,348	(308)	(22.8)%
Total Revenue	31,793	24,343	7,450	30.6%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	1,508	254	1,254	NM
SNFs leased to Fundamental reclassified to continuing operations	445	2,398	(1,953)	NM
ALF leased to Landmark Senior Living	145	—	145	NM
SLC leased to Santé Partners	166	60	106	176.7%
ALFs leased to Emeritus Senior Living	106	—	106	NM
Other new and existing assets	3,362	3,079	283	9.2%
Total Depreciation	5,732	5,791	(59)	(1.0)%
Interest expense and amortization of loan costs	3,290	854	2,436	NM
Legal fees	55	205	(150)	NM
Loan and realty (recoveries) losses, net	(2,061)	2,300	(4,361)	NM
Other expenses	1,837	1,910	(73)	(3.8)%
	8,853	11,060	(2,207)	(20.0)%
Income before equity-method investee, discontinued operations and noncontrolling interest	22,940	13,283	9,657	72.7%
Income from equity-method investee	178	—	178	NM
Income from continuing operations	23,118	13,283	9,835	74.0%
Income from discontinued operations	562	1,068	(506)	(47.4)%
Gain on sale of real estate	19,370	—	19,370	NM
Net income	43,050	14,351	28,699	200.0%
Net income attributable to noncontrolling interest	(306)	—	(306)	NM
Net income attributable to common stockholders	$42,744	$14,351	$28,393	197.8%

NM - not meaningful

Financial highlights of the quarter ended September 30, 2013, compared to the same period in 2012 were as follows:

•
Rental income increased $7,701,000 when compared to the same period in the prior year primarily as a result of new real estate investments of $241,549,000 funded during the first nine months of 2013. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes for the remainder of 2013 is expected to be lower than the comparative period in 2012 due to (1) the settlement of outstanding notes receivable balances from not-for-profit borrowers, ElderTrust and SeniorTrust totaling $28,741,000, and (2) the payoff of a mortgage receivable of $3,293,000 secured by a facility in Georgia which resulted in a recovery of a previous writedown of $2,061,000. Unless we continue to make new investments in loans in 2013 and future years, our interest income will decrease due to the normal amortization and scheduled maturities of our loans.

•
Depreciation expense recognized in continuing operations decreased $59,000 compared to the prior year partially due to the reclassification of the Fundamental facilities from discontinued operations after the agreement to sell the facilities was canceled in September 2012 and "catch-up" depreciation was recorded during that period. Depreciation expense would have been recognized in continuing operations during 2012 and previously on these properties had the facilities been continuously classified as held and used. New real estate investments completed since the third quarter of 2012 increased depreciation expense by $1,894,000 for the quarter ended September 30, 2013 as compared to the same period in the prior year.

•
Interest expense, which includes amortization of loan costs of $110,000 and $82,000 for the quarters ended September 30, 2013 and 2012, respectively, relates to our borrowings on our credit facility and debt assumptions to fund new real estate and loan investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. An increase in interest expense and loan cost amortization of $2,436,000 resulted from expanded borrowings used to fund new real estate investments in 2012 and 2013. We expect to fund additional healthcare real estate investments in 2013 with borrowings from our bank credit facility and longer-term debt, both secured and unsecured, which will increase our interest expense.

•	Legal expense decreased $150,000 primarily as a result of the final resolution of litigation brought by two of former not-for-profit borrowers, ElderTrust and SeniorTrust.

•	We recognized a gain of $19,370,000 on our sale of six skilled nursing facilities to our tenant, NHC.

The results of operations for facilities included in assets held for sale or sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2013	2012	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$9,197	$2,683	$6,514	242.8%
Hospital leased to Polaris	1,602	—	1,602	NM
SLC leased to Santé Partners	1,561	250	1,311	NM
SNFs leased to Fundamental Long Term Care	4,901	3,717	1,184	31.9%
ALF leased to Landmark Senior Living	1,183	—	1,183	NM
SNFs leased to Legend Healthcare	8,902	8,156	746	9.1%
SLC leased to Chancellor Health Care	810	6	804	NM
ALFs leased to White Pine Senior Living	1,777	1,187	590	49.7%
Other new and existing leases	44,538	42,934	1,604	3.7%
	74,471	58,933	15,538	26.4%
Straight-line rent adjustments, new and existing leases	4,408	2,400	2,008	83.7%
Total Rental Income	78,879	61,333	17,546	28.6%
Interest income from mortgage and other notes
Capital Funding Group	1,536	323	1,213	NM
Bickford Senior Living	249	6	243	NM
Bell Oden	—	651	(651)	NM
SeniorTrust	475	748	(273)	(36.5)%
Other new and existing mortgages	3,617	3,700	(83)	(2.2)%
Total Interest Income from Mortgage and Other Notes	5,877	5,428	449	8.3%
Investment income and other	3,156	3,462	(306)	(8.8)%
Total Revenue	87,912	70,223	17,689	25.2%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	2,672	762	1,910	250.7%
SNFs leased to Fundamental reclassified to continuing operations	1,032	2,398	(1,366)	(57.0)%
SLC leased to Santé Partners	500	60	440	NM
ALF leased to Landmark Senior Living	436	—	436	NM
Hospital leased to Polaris	330	—	330	NM
Other new and existing assets	9,735	9,130	605	6.6%
Total Depreciation	14,705	12,350	2,355	19.1%
Interest expense and amortization of loan costs	6,011	2,176	3,835	176.2%
Legal expense	621	424	197	46.5%
Loan and realty (recoveries) losses, net	1,976	2,300	(324)	(14.1)%
Other expenses	7,487	6,644	843	12.7%
	30,800	23,894	6,906	28.9%
Income before equity-method investment, discontinued operations and noncontrolling interest	57,112	46,329	10,783	23.3%
Income from equity-method investment	269	—	269	NM
Investment and other gains	—	30	(30)	NM
Income from continuing operations	57,381	46,359	11,022	23.8%
Income from discontinued operations	2,321	3,269	(948)	(29.0)%
Gain on sale of real estate	19,370	—	19,370	NM
Net income	79,072	49,628	29,444	59.3%
Net income attributable to noncontrolling interest	(664)	—	(664)	NM
Net income attributable to common stockholders	$78,408	$49,628	$28,780	58.0%

NM - not meaningful

Financial highlights of the nine months ended September 30, 2013, compared to the same period in 2012 were as follows:

•
Rental income increased $17,546,000 when compared to the same period in the prior year primarily as a result of funding new real estate investments of $241,549,000 during the first nine months of 2013. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $449,000 due to new loan investments of $9,713,000 funded in 2013. Interest income for the remainder of 2013 is expected to be lower due to (1) the settlement of outstanding notes receivable balances from not-for-profit borrowers ElderTrust and SeniorTrust totaling $28,741,000, and (2) the payoff of a mortgage receivable of $3,293,000 secured by a facility in Georgia which resulted in a recovery of a previous writedown of $2,061,000. Unless we continue to make new investments in loans in 2013 and future years, our interest income will decrease due to the normal amortization and scheduled maturities of our loans.

•
Depreciation expense increased $2,355,000 primarily as a result of new real estate investments completed during 2012 and 2013. The increase in depreciation expense was partially offset by "catch-up" depreciation recorded in September 2012 as a result of the reclassification of the Fundamental facilities from discontinued operations after the agreement to sell the facilities was canceled. Depreciation expense would have been recognized in continuing operations during 2012 and previously on these properties had the facilities been continuously classified as held and used.

•
Interest expense, which includes amortization of loan costs of $596,000 and $238,000 for the nine months ended September 30, 2013 and 2012, respectively, relates to our borrowings on our credit facility and debt assumptions to fund new real estate and loan investments. Amortization of loan costs for 2013 includes $353,000 which were written off as a result of the modifications we made to the credit facility at the end of the second quarter. Upfront fees and other loan-related costs are amortized over the term of the credit facility. An increase in interest expense and loan cost amortization of $3,835,000 resulted from expanded borrowings used to fund new real estate investments in 2012 and 2013. We expect to fund additional healthcare real estate investments in 2013 with borrowings from our bank credit facility and longer-term debt, both secured and unsecured, which will increase our interest expense.

•
Legal expense increased $197,000 primarily as a result of the litigation brought by two former not-for-profit borrowers, ElderTrust and SeniorTrust, which reached a final settlement in April 2013. This litigation and its settlement are discussed in the notes to the condensed consolidated financial statements.

•
Loan and realty losses include an impairment of of $4,037,000 recorded in March 2013 related to our estimate of the underlying value of the collateral for the SeniorTrust note. In September 2013 we received $3,293,000 as full payment of a mortgage note and recorded a recovery of a previous writedown of $2,061,000.

•
Other expenses increased primarily due to $295,000 of transaction costs related to two business combinations completed during 2013 and higher consulting and advisory costs resulting from our increased investment activity.

•	We recognized a gain of $19,370,000 on our sale of six skilled nursing facilities to our tenant, NHC.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Nine Months Ended		Change
	9/30/2013	9/30/2012	$	%
Cash and cash equivalents at beginning of period	$9,172	$15,886	$(6,714)	(42.3)%
Net cash provided by operating activities	74,413	63,735	10,678	16.8%
Net cash used in investing activities	(117,133)	(91,877)	(25,256)	27.5%
Net cash provided by financing activities	40,998	16,666	24,332	146.0%
Cash and cash equivalents at end of period	$7,450	$4,410	$3,040	68.9%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2013 increased primarily as a result of the collection of lease payments on new real estate investments completed during 2012 and 2013.

Investing Activities – Net cash flows used in investing activities for the nine months ended September 30, 2013 increased as compared to 2012 primarily due to new real estate investments completed during 2013.

Financing Activities – Net cash flows from financing activities for the nine months ended September 30, 2013 increased as a result of the timing of borrowings on our revolving credit facility used to fund real estate investments, partially offset by $64,656,000 in dividends paid to stockholders.

Liquidity

At September 30, 2013, our liquidity was strong, with $80,027,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock whose per share price ranged between $34 and $42 during the quarter ended September 30, 2013. Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

On June 28, 2013, we entered into a $370,000,000 unsecured credit facility that includes $120,000,000 of 7-year term loans that are fully drawn. The facility includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings. The credit facility provides for unsecured, revolving borrowings of up to $250,000,000 with interest at 140 basis points over LIBOR and a maturity of 5 years years (inclusive of an embedded 1 year extension option), and $80,000,000 and $40,000,000 unsecured, 7 years-year term loans with interest at 150 basis points over LIBOR. There is an unused commitment fee of 35 basis points per annum. At September 30, 2013, we had $59,000,000 available to draw on the revolving portion of the credit facility. Quoted 30-day LIBOR was 18 basis points on September 30, 2013.

The unsecured credit facility mentioned above requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been well within the limits required by the credit facility agreements. We continually assess the impact of any new investments and the underlying capital requirements on these limits. In the future, our resource allocation decisions may be driven in part by the need to maintain compliance with these creditor-imposed limits.

As part of the Care acquisition described in Note 2, we assumed Fannie Mae mortgage loans with principal balances of $71,323,000 and $7,257,000 on September 30, 2013, which have interest at rates of 6.85% and 7.17%, respectively, and mature on July 1, 2015. The loans are subject to early-payment penalties extending until December 2014. At that time, we may consider other favorable arrangements.

In August 2013, with borrowings from our revolving credit facility, we paid off a $19,250,000 mortgage which carried interest at 300 basis points over LIBOR and had a scheduled maturity of November 2013.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our term loans as of September 30, 2013 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.04%	1-month LIBOR+150 bps	$40,000	$189
June 2013	June 2020	3.61%	1-month LIBOR+150 bps	$80,000	$(708)

We plan to refinance the borrowings on our revolving credit facility into longer-term debt instruments. We will consider secured debt from U.S. Govt. agencies, including HUD, private placements of unsecured debt, and public offerings of debt and equity. We anticipate that our historically low cost of debt capital will rise in the near to mid-term, as the federal government inevitably transitions away from quantitative easing. Because of consensus expectations of resultant rising interest rates, refinancing the borrowings on our revolving credit facility continues to be a high priority.

If we modify or replace existing debt, we would incur debt issuance costs. These fees would be subject to amortization over the term of the new debt instrument and may result in the write-off of fees associated with debt which has been replaced or modified. Sustaining long-term dividend growth will require that we consider all forms of capital mentioned above, with the goal of maintaining a low-leverage balance sheet as mitigation against potential adverse changes in the business of our tenants and borrowers.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2013 and thereafter. During the first nine months of 2013, we declared (1) a quarterly dividend of $.695 per common share to shareholders of record on March 31, 2013, payable on May 10, 2013; and (2) a quarterly dividend of $.735 per common share to shareholders of record on June 28, 2013 and payable on August 9, 2013; and (3) a quarterly dividend of $.735 per common share to shareholders of record on September 30, 2013 and payable on November 8, 2013.

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

Contractual Obligations and Contingent Liabilities

As of September 30, 2013, our contractual payment obligations and contingent liabilities are more fully described in the notes to the condensed consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$441,769	$3,467	$100,630	$14,771	$322,901
Real estate purchase liabilities	5,856	4,256	1,600	—	—
Construction commitments	17,246	17,246	—	—	—
Loan commitments	2,000	2,000	—	—	—
	$466,871	$26,969	$102,230	$14,771	$322,901
1 Interest is calculated based on the interest rate at September 30, 2013 through maturity of the 7-year term loans, the revolving credit facility, and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of September 30, 2013. The calculation also includes an unused commitment fee of .35%.

Commitments and Contingencies

Bickford

At September 30, 2013, our consolidated subsidiary, PropCo, had purchased land and begun construction on three assisted living facilities having a maximum cost of $27,000,000. Our costs incurred to date, including land, were $14,252,000.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which is probable.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years.  Total construction costs incurred as of September 30, 2013 were $4,363,000. The ten-year lease extension began July 1, 2012 with an additional 5-year renewal option.

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

We have committed to fund a $3,500,000 expansion and renovation program in connection with our August 2012 acquisition of the senior living campus in Silverdale, Washington leased to Santé. As of September 30, 2013, we had funded $2,639,000 of this commitment, which will be added to the basis on which the lease amount is calculated.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000, which is recorded as a purchase liability.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining, and maintaining, a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. At acquisition, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Funds From Operations

Our funds from operations (“FFO”) for the nine months ended September 30, 2013 increased $10,445,000, or 17.1%, over the same period in 2012. Our normalized FFO for the nine months ended September 30, 2013 increased $9,070,000, or 13.9%, over the same period in 2012, primarily as the result of the impact of our new real estate investments in 2012 and 2013. FFO represents net earnings available to common stockholders, excluding real estate asset impairments and gains on dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes the exercise of stock options and vesting of restricted stock using the treasury stock method. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and Normalized FFO and is presented for both basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$42,744	$14,351	$78,408	$49,628
Elimination of certain non-cash items in net income:
Real estate depreciation in continuing operations	5,079	5,408	12,947	11,275
Real estate depreciation related to noncontrolling interest	(199)	—	(334)	—
Real estate depreciation in discontinued operations	—	101	—	303
Net gain on sales of real estate	(19,370)	—	(19,370)	—
Funds from operations	$28,254	$19,860	$71,651	$61,206
Gains on sales of marketable securities	—	—	—	(30)
Loan costs expensed due to credit facility amendment	—	—	353	—
Non-cash write-off of straight-line rent receivable	—	—	—	963
Write-offs and expenses due to early lease termination	—	—	—	297
Acquisition costs under business combination accounting[1]	—	—	208	—
Legal settlement	—	275	—	365
Loan impairments and (recoveries), net	(2,061)	2,300	1,976	2,300
Other items	—	(78)	—	17
Normalized FFO	$26,193	$22,357	$74,188	$65,118

[1] excludes portion attributable to noncontrolling interest

BASIC
Weighted average common shares outstanding	27,876,176	27,830,311	27,872,805	27,799,750
FFO per common share	$1.01	$.71	$2.57	$2.20
Normalized FFO per common share	$.94	$.80	$2.66	$2.34

DILUTED
Weighted average common shares outstanding	27,905,545	27,862,582	27,906,914	27,828,879
FFO per common share	$1.01	$.71	$2.57	$2.20
Normalized FFO per common share	$.94	$.80	$2.66	$2.34

Funds Available for Distribution

Our funds available for distribution (“FAD”) for the nine months ended September 30, 2013 increased $9,140,000, or 14.8%, over the same period in 2012. Our normalized FAD for the nine months ended September 30, 2013 increased $8,728,000, or 13.5%, over the same period in 2012 due primarily to the impact of real estate investments completed during 2012 and 2013. FAD represents net earnings available to common stockholders, excluding the effects of asset dispositions and straight-line rent adjustments, plus depreciation and stock based compensation. Diluted FAD assumes the exercise of stock options using the treasury stock method. Normalized FAD excludes from FAD certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FAD for the current period to similar prior periods, and may include, but are not limited to, impairment of assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FAD and Normalized FAD and is presented for basic and diluted weighted average shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$42,744	$14,351	$78,408	$49,628
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	5,732	5,791	14,705	12,350
Depreciation related to noncontrolling interest	(226)	—	(401)	—
Depreciation in discontinued operations	—	101	—	303
Net gain on sales of real estate	(19,370)	—	(19,370)	—
Straight-line lease revenue, net	(1,713)	(1,248)	(4,408)	(2,325)
Non-cash stock based compensation	253	244	2,086	1,924
Funds available for distribution	$27,420	$19,239	$71,020	$61,880
Gains on sales of marketable securities	—	—	—	(30)
Loan costs expensed due to credit facility amendment	—	—	353	—
Write-offs and expenses due to early lease termination	—	—	—	297
Acquisition costs under business combination accounting[1]	—	—	208	—
Legal settlement	—	275	—	365
Loan impairments and (recoveries), net	(2,061)	2,300	1,976	2,300
Other items	$—	$(78)	$—	$17
Normalized FAD	$25,359	$21,736	$73,557	$64,829

[1] excludes portion attributable to noncontrolling interest

BASIC
Weighted average common shares outstanding	27,876,176	27,830,311	27,872,805	27,799,750
FAD per common share	$.98	$.69	$2.55	$2.23
Normalized FAD per common share	$.91	$.78	$2.64	$2.33

DILUTED
Weighted average common shares outstanding	27,905,545	27,862,582	27,906,914	27,828,879
FAD per common share	$.98	$.69	$2.54	$2.22
Normalized FAD per common share	$.91	$.78	$2.64	$2.33

Consolidated EBITDA

We consider Consolidated EBITDA to be an important supplemental measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Consolidated EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations. Since others may not use our definition of Consolidated EBITDA, caution should be exercised when comparing our Consolidated EBITDA to that of other companies.

The following table reconciles net income, the most directly comparable GAAP metric, to Consolidated EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	43,050	14,351	79,072	49,628
Interest expense	3,290	854	6,011	2,176
Franchise, excise and other taxes	80	271	316	626
Depreciation	5,732	5,892	14,705	12,653
EBITDA	52,152	21,368	100,104	65,083

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At September 30, 2013, we were exposed to market risks related to fluctuations in interest rates on approximately $191,000,000 of variable-rate indebtedness (excludes $120,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($59,000,000 at September 30, 2013) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2013, net interest expense would increase or decrease annually by approximately $955,000 or $.03 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	September 30, 2013			December 31, 2012
	Balance[1]	% of total	Rate[2]	Balance	% of total	Rate[2]
Fixed rate:
Unsecured 7-year term loan	$40,000	10.3%	3.04%	$40,000	19.6%	3.04%
Unsecured 7-year term loan	80,000	20.5%	3.61%	—	—	—
Secured mortgage loan	71,323	18.2%	6.85%	—	—	—
Secured mortgage loan	7,258	1.9%	7.20%	—	—	—
Variable rate:
Unsecured 7-year term loan	—	—	—	80,000	39.4%	1.62%
Secured mortgage loan	—	—	—	19,250	9.5%	3.22%
Unsecured revolving credit facility	191,000	49.1%	1.61%	64,000	31.5%	1.62%
	$389,581	100.0%	3.23%	$203,250	100.0%	2.05%

[1] Excludes unamortized premium of $1,782 applicable to two fixed rate secured mortgages
[2] Total is weighted average rate

The fixed rate debt in the table above reflects the effect of $40,000,000 and $80,000,000 notional amount interest rate swaps with maturities of April 2019 and June 2020, respectively, that effectively converts variable rate debt to fixed rate debt. To highlight the sensitivity of this fixed rate debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of September 30, 2013 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Unsecured 7-year term loan	$80,000	$80,708	$83,111	$78,387
Unsecured 7-year term loan	40,000	39,811	40,844	38,807

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2013, the fair value of our mortgage loans receivable, discounted for estimated changes in the risk-free rate, was approximately $66,690,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,238,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,291,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $13,577,319 at September 30, 2013, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,358,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2013.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in November 2008, the Company was served with a Civil Investigative Demand by the Office of the Tennessee Attorney General (“OTAG”), which indicated that the OTAG was investigating transactions between the Company and three Tennessee not-for-profit corporations. NHI has provided the OTAG with requested information and documents and has been working with the OTAG with respect to this investigation. The investigation with respect to one of the not-for-profit corporations was settled in 2009. A receiver had been appointed for the two remaining not-for-profit corporations, SeniorTrust of Florida, Inc. ("SeniorTrust") and ElderTrust of Florida, Inc ("ElderTrust"). As previously disclosed, the receiver of SeniorTrust and ElderTrust had caused those entities to bring lawsuits against NHI and NHC.

In April 2013, NHI, NHC and the receiver for ElderTrust and SeniorTrust entered into a settlement agreement resolving all remaining issues. The settlement agreement also resolves the OTAG investigation and was approved by the Court on May 3, 2013. Thus the investigation has now been resolved with respect to all three of the not-for-profit corporations. The settlement agreement provided that SeniorTrust pay NHI $15,000,000 in cash in full settlement of the notes receivable between NHI and SeniorTrust, which payment was made on June 27, 2013.

The settlement agreement also provided that NHI purchase ElderTrust's seven skilled nursing facilities in Massachusetts and New Hampshire. As consideration for the purchase from ElderTrust, NHI canceled a note receivable from ElderTrust with a principal balance of $13,741,000 and paid cash in the amount of $23,676,000, inclusive of closing costs. As discussed in further detail at Note 2, the purchase was completed on August 30, 2013. NHI has leased these facilities to NHC, the current operator.

Item 1A. Risk Factors.

During the nine months ended September 30, 2013, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, except for the addition of the risk factor that is stated as follows:

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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed March 23, 2009)

3.3	Restated Bylaws (incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013)

10.1	Amendment No. 6 to the Company's Master Agreement to Lease with NHC

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 4, 2013	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	November 4, 2013	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)