Form 10-K
period 2013-12-31
NATIONAL HEALTH INVESTORS INC
filed 2014-02-18
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2013 (based on the closing price of these shares on the New York Stock Exchange) was approximately $1,570,271,000. There were 33,051,176 shares of the registrant’s common stock outstanding as of February 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

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

ITEM 1. BUSINESS

General

National Health Investors, Inc., incorporated under the laws of Maryland in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries. As of December 31, 2013, our portfolio consisted of real estate, mortgage and note investments and investments in the preferred stock and marketable securities of other REITs. We are a self-managed REIT investing in health care real estate or in the operations thereof through independent third-party managers that generate current income to be distributed to stockholders. We have pursued this mission by investing primarily in leased properties, loans and RIDEA transactions. These investments include senior housing (assisted living, independent living and senior living campuses), skilled nursing facilities, hospitals and medical office buildings, all of which are collectively referred to herein as "Health Care Facilities." We typically fund these investments through three sources of capital: (1) debt offerings, including bank lines of credit and ordinary term debt, (2) current cash flow, and (3) the sale of equity securities.

At December 31, 2013, our continuing operations consisted of investments in real estate and mortgage and other notes receivable involving 168 health care facilities located in 30 states. These investments involve 94 senior housing communities, 68 skilled nursing facilities, 4 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $882,000) consisted of properties with an original cost of approximately $1,421,120,000, rented under triple-net leases to 23 lessees, and $60,639,000 aggregate carrying value of mortgage and other notes receivable due from 15 borrowers.

All of our investments in real estate and mortgage loans secured by real estate are located within the United States. We are managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision making. Therefore, we have concluded that we operate as a single segment. Information about revenues from our tenants and borrowers, a measure of our income, and total assets can be found in Item 8 of this Form 10-K.

Types of Health Care Facilities

Senior Housing Communities. As of December 31, 2013, our portfolio included 91 senior housing communities (“SHO”) leased to operators and mortgage loans secured by 3 SHOs. SHOs within our portfolio consist of assisted living facilities, independent living facilities, and senior living campuses which are more fully described below.

-
Assisted living facilities. As of December 31, 2013, our portfolio included 58 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by 2 ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. They may also provide assistance to elderly residents with activities of daily living such as bathing, grooming, memory care services and administering medication. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government. ALFs may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need (“CON”) as required for skilled nursing facilities.

-
Independent living facilities. As of December 31, 2013, our portfolio included 28 independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government programs. ILFs may be licensed and regulated in some states, but do not require the issuance of a CON as required for skilled nursing facilities.

-
Senior living campuses. As of December 31, 2013, our portfolio included 5 senior living campuses ("SLC") leased to operators and a mortgage loan secured by 1 SLC. SLCs are either freestanding or multi-site campuses that include skilled nursing beds combined with an ILF and/or an ALF that provide basic room and board functions for elderly residents. They may also provide assistance to elderly residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents.

Skilled nursing facilities. As of December 31, 2013, our portfolio included 61 skilled nursing facilities (“SNF”) leased to operators and mortgage loans secured by 7 SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. The operators of the SNFs receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Most SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds.

Medical office buildings. As of December 31, 2013, our portfolio included 2 medical office buildings (“MOB”) leased to operators. MOBs are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. MOBs differ from conventional office buildings due to the special requirements of the tenants. Each of our MOBs is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee sub-leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of their ability to sub-lease the individual office space.

Hospitals. As of December 31, 2013, our portfolio included 3 hospitals (“HOSP”) leased to operators and a mortgage loan secured by 1 hospital. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government programs.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, mortgage loans or, in operations, through structures allowed by the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). We have also provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a lease with us upon completion of the construction. The annual lease rates on our leases and the annual interest rates on our mortgage and construction loans ranged between 6.5% and 12% during 2013. We normally charge a commitment fee of 1% based on the purchase price of the property or the total principal amount of a mortgage or construction loan. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

Leases. Our leases generally have an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. The leases are "triple net leases" under which the tenant is responsible for the payment of all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the Health Care Facilities, including required levels of capital expenditure each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use and occupancy of each Health Care Facility by the tenant and related activities, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility with respect to each Health Care Facility.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. The acute care hospital and MOBs which we own and lease give the lessee an option to purchase the underlying property at the greater of i) our acquisition costs; ii) the then fair market value as established by independent appraisers or iii) the sum of the land costs, construction costs and any additional capital improvements made to the property by us. In addition, the acute care hospital and MOB leases contain a right of first refusal for the lessee if we receive an offer to buy the underlying leased property.

Some of the obligations under the leases are guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. In some leases, the third party operator will also guarantee some portion of the lease obligations. Some obligations are backed further by other collateral such as security deposits, machinery, equipment, furnishings and other personal property.

We monitor our triple-net lessee tenant credit quality and identify any material changes by performing the following activities:

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

RIDEA Transactions. Our arrangement with Bickford Senior Living ("Bickford") is structured to be compliant with the provisions of RIDEA which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and gives NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary ("TRS"). Accordingly, the TRS holds our 85% equity interest in an unconsolidated operating company, which we do not control, and provides an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests.

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

Mortgage loans. We have first mortgage loans with maturities of at least 5 years from inception with varying amortization schedules from interest only to fully amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on scheduled fixed rate increases. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility. Additionally, most of our loans are collateralized by first mortgage liens and corporate or personal guarantees.

We have made mortgage loans to borrowers secured by a second deed-of-trust where there is a process in place for the borrower to obtain long-term financing, primarily with a U.S. government agency, and where the historical financial performance of the underlying health care facility meets our loan underwriting criteria. The interest rates on our second mortgage loans are currently 12% to 14.5% per annum.

Other notes receivable. We have provided a revolving credit facility to a borrower whose business is to provide bridge loans to owner-operators who are qualifying for long-term HUD financing secured by health care facilities. Our interest rate on the credit facility is 13.5%. We have provided loans to borrowers involved in the skilled nursing and senior housing industries who have pledged personal and business guarantees as security for the loans. The interest rates on these loans currently range from 12% to13.5%.

Investment in preferred stock and marketable securities of other healthcare REITs. We invest a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure the substantial portion of our assets is invested for real estate purposes. As of December 31, 2013, our investments in preferred and common shares of publicly-held REITs had a carrying value of $50,782,000. Please refer to Notes 5 & 6 of our consolidated financial statements for further information.

Competition and Market Conditions

We compete with other REITs, private equity funds and other investors (including, but not limited to, banks, insurance companies, and investment banks who market securities in mortgage funds) in the acquisition, leasing and financing of health care-related properties.

Operators of our Health Care Facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and/or patients and staff based on quality of care, reputation, physical appearance of facilities, services offered, family preference, physicians, staff and price. Competition is with independent operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of our Health Care Facilities. Some of these facilities are operated for profit while others are owned by governmental agencies or tax exempt not-for-profit organizations.

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

Senior housing communities generally rely on private-pay residents who may be negatively impacted in an economic downturn. The success of these facilities is often impacted by the existence of comparable, competing facilities in a local market.

Operator Diversification

The majority of our Health Care Facilities are operated by the owner or lessee. For the year ended December 31, 2013, approximately 38% of our portfolio revenue was from publicly-owned operators, 50% was from regional operators, 8% was from smaller operators and 4% from national chains which are privately owned. We consider the operator to be an important factor in determining the creditworthiness of the investment, and we generally have the right to approve any changes in operators.

For the year ended December 31, 2013, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Emeritus Senior Living; Fundamental Long Term Care Holdings, LLC; Health Services Management, Inc.; Landmark Senior Living; Legend Healthcare, LLC; National HealthCare Corp.; Senior Living Management Corporation, LLC; SeniorHealth of Rutherford, LLC; SP Silverdale, LLC; and White Pine Senior Living.

Major Customers

We have two operators, National HealthCare Corporation (“NHC”) and Bickford Senior Living ("Bickford"), from whom we individually derive at least 10% of our income from operations. Beginning in December 2013, a third major operator, Holiday Acquisition Holdings LLC (“Holiday”), an affiliate of Holiday Retirement, has leased 25 independent living facilities from us which contractually obligates Holiday, in 2014 and going forward, to make lease payments which will aggregate to more than 25% of NHI revenues, based on our 2013 leases in place.

NHC. NHC is a publicly-held company and the lessee of our legacy properties. We lease 42 health care facilities to NHC comprised of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended Master Lease Agreement dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a Master Lease Agreement dated August 30, 2013 ("the 2013 lease") which includes seven skilled nursing facilities acquired from ElderTrust of Florida, Inc. on August 31, 2013.

In December 2012 we extended the 1991 lease through December 2026. Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.” Similarly, the 2013 lease provides for percentage rent equal to 4% of the increase, if any, in each facility's annual revenue over a 2014 base year.

Of our total revenue from continuing operations, $34,756,000 (29%), $33,056,000 (35%) and $32,619,000 (39%) in 2013, 2012 and 2011, respectively, were derived from the two lease agreements with NHC.

In August 2013 we sold six skilled nursing facilities to NHC for $21,000,000 in cash. To reflect this transaction, effective January 1, 2014, NHI’s annual base rent on the 1991 lease will be reduced by $2,950,000. At that time, our annual base rent from the 1991 and 2013 leases will become $34,200,000. Accordingly, the results of operation of the facilities sold were classified as discontinued operations for all periods presented in our Consolidated Statements of Income.

NHC owned 1,630,462 shares of our common stock at December 31, 2013. The chairman of our board of directors is also a director on NHC’s board.

Bickford. We own an 85% equity interest and an affiliate of Bickford owns a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 29 assisted living/memory care facilities in 6 states and also has 1 facility under construction. The facilities are leased in a joint venture to an operating company, ("OpCo"), of which we also retain an 85% ownership interest, but do not control. The joint venture is structured to comply with the provisions of RIDEA.

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

As described above, the current annual contractual rent from OpCo to PropCo is $18,836,000, plus fixed annual escalators. During the quarter ended December 31, 2013, PropCo completed major construction and received certificates of occupancy on two assisted living facilities which were under development. Under the terms of the current development lease agreement, NHI continues to receive rent of 9% on the total amount of development costs, including land, which totaled $17,796,000 at December 31, 2013.

Of our total revenue from continuing operations, $14,586,000 (12%), $5,164,000 (6%) and $4,235,000 (5%) were recorded as rental income from Bickford for the years ended December 31, 2013, 2012, and 2011, respectively.

Holiday. In December 2013 we acquired 25 independent living facilities from an affiliate of Holiday Retirement, for $491,000,000 plus transaction costs of $1,959,000. The total purchase price was allocated to the assets acquired based upon their relative fair values, preliminarily estimated as $21,700,000 to land, $471,259,000 to buildings and improvements. No intangibles were identified in the acquisition. Such allocations have not been finalized as we await conclusive asset valuations and, as such, the results of the allocation are preliminary and subject to adjustment. This portfolio is located in 12 states. We have leased this portfolio to a subsidiary of Holiday, who continues to operate the facilities pursuant to a management agreement with a Holiday-affiliated manager.

The master lease term of 17 years begins in December 2013 and provides for initial base rent of $31,915,000 plus annual escalators of 4.5% in the first 3 years and a minimum of 3.5% each year thereafter.

Commitments and Contingencies

The following table summarizes information as of December 31, 2013 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Bickford Senior Living	SHO	Development	$9,000,000	$(2,712,000)	$6,288,000
Chancellor Health Care	SHO	Development	$8,000,000	$—	$8,000,000
Kentucky River Medical Center	Hospital	Renovation	$8,000,000	$(5,838,000)	$2,162,000
Santé Mesa	Hospital	Development	$13,870,000	$(11,870,000)	$2,000,000
Capital Funding Group	N/A	Revolving Credit	$15,000,000	$(15,000,000)	$—

Contingencies:
Discovery Senior Living	SHO	Lease Inducement	$2,500,000	$—	$2,500,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000
Fundamental Long Term Care	SNF	Purchase Consideration	$1,600,000	$—	$1,600,000
Helix Healthcare	Hospital	Purchase Consideration	$1,000,000	$—	$1,000,000

Sources of Revenues

General. Our revenues are derived primarily from rental income, mortgage interest income and income from our other investments, substantially all of which are in the securities of other healthcare REITs. During 2013, rental income was $106,029,000 (90%), interest income from mortgages and other notes was $7,633,000 (6%) and income from our other investments was $4,166,000 (4%) of total revenue from continuing operations of $117,828,000. Our revenues depend on the operating success of our facility operators whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the Health Care Facilities, (ii) the occupancy rate of the Health Care Facilities, (iii) the extent to which the services provided at each Health Care Facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the Health Care Facilities, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

Governmental and other concerns regarding health care costs have and may continue to result in significant reductions in payments to health care facilities, and there can be no assurance that future payment rates for either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care have had and could continue to have an adverse effect on revenues of our lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their lease or debt payments to us. Failure of the lessees or borrowers to make their lease or debt payments would have a direct and material adverse impact on us.

Medicare and Medicaid. A significant portion of the revenue of our SNF lessees and borrowers is derived from government funded reimbursement programs, such as Medicare and Medicaid. Reimbursement under these programs is subject to periodic payment review and other audits by federal and state authorities. Medicare is uniform nationwide and reimburses skilled nursing centers under a Prospective Payment System (“PPS”) which is based on a predetermined, fixed amount. PPS was instituted as mandated by the Balanced Budget Act of 1997 and became effective July 1, 1998. PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally adjusted each October when the federal fiscal year begins. The current acuity classification system is named Resource Utilization Groups IV (“RUGs IV”) and was effective October 1, 2010. PPS as implemented in 1998 had an adverse impact on the healthcare industry and our lessees’ and borrowers’ business by decreasing payments materially, which adversely impacted our business. Refinements in the form of temporary add-ons provided some relief until October 1, 2002. Since then, annual market basket (inflationary) increases have continued to improve payments; however, other federal legislative policies have been adopted and continue to be proposed that could reduce Medicare payments to nursing facilities. For example, in July 2011, the Centers for Medicare and Medicaid Services ("CMS") announced the Skilled Nursing Facilities – PPS final rule for fiscal year 2012 which cut Medicare payments to SNF operators by a net 11.1% beginning October 1, 2011. In July 2012, CMS announced the final rule for fiscal 2013 that increased Medicare payments to SNF operators by a net 1.8% for the fiscal year beginning October 1, 2012. On May 1, 2013, CMS released a proposed rule outlining a 1.4% increase in their Medicare reimbursement for fiscal 2014 beginning on October 1, 2013. The final rule for 2014 does not take into account the ongoing attempt by Congress to reduce the federal deficit by $1.5 trillion over the next decade as required by the Budget Control

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

Government Regulation

Licensure and Certification. The health care industry is highly regulated by federal, state and local law and is directly affected by state and local licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. Sanctions for failure to comply with these regulations and laws include (but are not limited to) loss of licensure, fines and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any lessee or borrower to comply with such laws, requirements and regulations could affect their ability to operate the facility or facilities and could adversely affect such lessee's or borrower's ability to make lease or debt payments to us.

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

As described in the notes to the consolidated financial statements, we funded or made commitments to fund new investments in real estate and loans during 2013 totaling $751,585,000, and we anticipate making additional investments in 2014 that meet our underwriting criteria. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar health care facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed.

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

Executive Officers of the Company

The table below sets forth the name, position and age of each of our executive officers. Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 12, 2014:

Name	Position	Age
J. Justin Hutchens	President and Chief Executive Officer	39
Roger R. Hopkins	Chief Accounting Officer	52
Kristin S. Gaines	Chief Credit Officer	42

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

We have a staff of 11, all serving in our corporate office in Murfreesboro, TN. Essential services such as internal auditing, tax compliance, information technology, legal services, and investor relations are outsourced to third-party professional firms.

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

The Annual Stockholders’ meeting will be held at noon local time on Friday, May 2, 2014 at our corporate office at 222 Robert Rose Drive, Murfreesboro, TN.

ITEM 1A. RISK FACTORS

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

We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our current liquidity, availability under our unsecured credit facility, and our capacity to service additional debt will enable us to meet our obligations, including dividends, and continue to make investments in healthcare real estate. While we currently have a very low debt ratio, in the future, we may increase our borrowings. We may incur additional debt by borrowing under our unsecured credit facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction.

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

We have covenants related to our indebtedness which impose certain operational limitations and a breach of those covenants could materially adversely affect our financial condition and results of operations.

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

Real estate investments are relatively illiquid and, therefore, our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions may be limited. All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Health Care Facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Transfers of operations of Health Care Facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be less than the net book value or the amount owed on any related mortgage loan, because the property may not be readily adaptable to other uses. The sale of the property or the replacement of an operator that has defaulted on its lease or loan could also be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Should such events occur, our results of operations and cash flows could be adversely affected.

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

We periodically, but not less than quarterly, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our reported results of operations in the period in which the impairment charge occurs.

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

Our charter, subject to certain exceptions, contains restrictions on the ownership and transfer of our common stock and preferred stock that are intended to assist us in preserving our qualification as a REIT. Our charter, provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the Internal Revenue Code would be void, which, subject to certain exceptions, results in no person or entity being allowed to own, actually or constructively, more than 9.9% of the outstanding shares of our stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit and such an exemption has been granted through Excepted Holder Agreements to members of the Carl E. Adams family. Based on the Excepted Holder Agreements currently outstanding, the individual ownership limit for all other stockholders is approximately 7.5%. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. These ownership limits may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2013

SKILLED NURSING			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
NHC HealthCare, Anniston	Anniston	AL	L	151
NHC HealthCare, Moulton	Moulton	AL	L	136
Sunbridge Estrella Care & Rehabilitation	Avondale	AZ	L	161
Ayers Health & Rehabilitation Center	Trenton	FL	L	120
Bayonet Point Health & Rehabilitation Center	Hudson	FL	L	180
Bear Creek Nursing Center	Hudson	FL	L	120
Brooksville Healthcare Center	Brooksville	FL	L	180
Cypress Cove Care Center	Crystal River	FL	L	120
Heather Hill Healthcare Center	New Port Richey	FL	L	120
Parkway Health & Rehabilitation Center	Stuart	FL	L	177
Royal Oak Nursing Center	Dade City	FL	L	120
The Health Center of Merritt Island	Merritt Island	FL	L	180
The Health Center of Plant City	Plant City	FL	L	180
Grangeville Health and Rehabilitation Center	Grangeville	ID	L	60
NHC HealthCare, Glasgow	Glasgow	KY	L	206
Buckley HealthCare Center	Greenfield	MA	L	120
Holyoke Health Care Center	Holyoke	MA	L	102
John Adams HealthCare Center	Quincy	MA	L	71
Longmeadow of Taunton	Taunton	MA	L	100
NHC Healthcare, Desloge	Desloge	MO	L	120
NHC Healthcare, Joplin	Joplin	MO	L	126
NHC Healthcare, Kennett	Kennett	MO	L	170
NHC Healthcare, Maryland Heights	Maryland Heights	MO	L	220
NHC HealthCare, St. Charles	St. Charles	MO	L	120
Maple Leaf HealthCare Center	Manchester	NH	L	114
Villa Crest HealthCare Center	Manchester	NH	L	165
Epsom Manor HealthCare Center	Epsom	NH	L	108
NHC Healthcare, Anderson	Anderson	SC	L	290
NHC Healthcare, Greenwood	Greenwood	SC	L	152
NHC HealthCare, Laurens	Laurens	SC	L	176
UniHealth Post-Acute Care-Orangeburg	Orangeburg	SC	L	88
NHC Healthcare, Athens	Athens	TN	L	98
NHC Healthcare, Chattanooga	Chattanooga	TN	L	207
NHC HealthCare, Dickson	Dickson	TN	L	211
NHC HealthCare, Franklin	Franklin	TN	L	80
NHC Healthcare, Hendersonville	Hendersonville	TN	L	122
NHC Healthcare, Johnson City	Johnson City	TN	L	160
NHC Healthcare, Lewisburg	Lewisburg	TN	L	102
NHC HealthCare, McMinnville	McMinnville	TN	L	150
NHC HealthCare, Milan	Milan	TN	L	122
NHC Healthcare, Oakwood	Lewisburg	TN	L	60
NHC HealthCare, Pulaski	Pulaski	TN	L	102
NHC Healthcare, Scott	Lawrenceburg	TN	L	62
NHC HealthCare, Sequatchie	Dunlap	TN	L	120
NHC HealthCare, Smithville	Smithville	TN	L	120

SKILLED NURSING			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
NHC Healthcare, Somerville	Somerville	TN	L	84
NHC Healthcare, Sparta	Sparta	TN	L	120
Canton Oaks	Canton	TX	L	120
Corinth Rehabilitation Suites	Corinth	TX	L	134
Heritage Place	Mesquite	TX	L	149
Legend Healthcare & Rehabilitation	Paris	TX	L	120
Legend Oaks Healthcare & Rehabilitation Center (East)	Houston	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center (Northwest)	Houston	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center	San Antonio	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center - Ennis	Ennis	TX	L	124
Legend Healthcare & Rehabilitation	Greenville	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center	Houston	TX	L	124
Legend Oaks Healthcare & Rehabilitation Center	Houston	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center	Kyle	TX	L	126
Park Place Care Center	Georgetown	TX	M	164
Winterhaven Healthcare Center	Houston	TX	L	160
Heritage Hall - Brookneal	Brookneal	VA	M	60
Heritage Hall - Grundy	Grundy	VA	M	120
Heritage Hall - Laurel Meadows	Laurel Fork	VA	M	60
Heritage Hall - Virginia Beach	Virginia Beach	VA	M	90
Heritage Hall - Front Royal	Front Royal	VA	M	60
Heritage Hall - Lexington	East Lexington	VA	M	60
NHC HealthCare, Bristol	Bristol	VA	L	120

ASSISTED LIVING
Regency Pointe Retirement Community	Rainbow City	AL	L	120
The Place at Gilbert	Gilbert	AZ	L	40
The Place at Glendale	Glendale	AZ	L	38
The Place at Tanque Verde	Tucson	AZ	L	42
The Place at Tucson	Tucson	AZ	L	60
Brentwood at Fore Ranch	Ocala	FL	M	120
Indigo Palms at Maitland	Maitland	FL	L	116
Savannah Court of Bartow	Bartow	FL	L	30
Savannah Court of St. Cloud	St. Cloud	FL	L	30
Savannah Court of Lakeland	Lakeland	FL	L	30
Savannah Court at Lake Oconee	Greensboro	GA	L	64
Bickford of Ames*	Ames	IA	L	37
Bickford of Burlington*	Burlington	IA	L	44
Bickford of Cedar Falls	Cedar Falls	IA	L	42
Bickford of Clinton	Clinton	IA	L	37
Bickford of Ft. Dodge*	Ft. Dodge	IA	L	38
Bickford of Iowa City	Iowa City	IA	L	37
Bickford of Marshalltown*	Marshalltown	IA	L	38
Bickford of Muscatine*	Muscatine	IA	L	45
Bickford of Urbandale*	Urbandale	IA	L	61
Indianhead Estates	Weiser	ID	L	25
Bickford of Bourbonnais*	Bourbonnais	IL	L	65
Bickford of Moline*	Moline	IL	L	28

ASSISTED LIVING			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
Bickford of Peoria	Peoria	IL	L	32
Bickford of Quincy*	Quincy	IL	L	46
Bickford of Rockford*	Rockford	IL	L	65
Bickford of Springfield*	Springfield	IL	L	67
Bickford of Carmel**	Carmel	IN	L	60
Bickford of Crawfordsville*	Crawfordsville	IN	L	28
Bickford of Crown Point	Crown Point	IN	L	60
Bickford of Greenwood	Greenwood	IN	L	60
Bickford of Lafayette	LaFayette	IN	L	28
Bickford of Wabash	Wabash	IN	L	28
Bickford of Mission Springs	Mission	KS	L	91
Bickford of Overland Park	Overland Park	KS	L	79
West Monroe Arbors	West Monroe	LA	L	59
Bossier Arbors	Bossier City	LA	L	60
Bastrop Arbors	Bastrop	LA	L	38
Minden Arbors	Minden	LA	L	26
The Woodlands Assisted Living	Baltimore	MD	L	70
Bickford of Battle Creek	Battle Creek	MI	L	46
Bickford of Lansing	Lansing	MI	L	46
Bickford of Midland	Midland	MI	L	46
Bickford of Saginaw	Saginaw	MI	L	46
Traditions	Owatonna	MN	M	70
Gracewood Champlin	Champlin	MN	L	30
Gracewood Hugo	Hugo	MN	L	24
Gracewood Maplewood	Maplewood	MN	L	42
Gracewood North Branch	North Branch	MN	L	30
Bickford of Grand Island	Grand Island	NE	L	37
Bickford of Lincoln*	Lincoln	NE	L	44
Bickford of Omaha Hickory*	Omaha	NE	L	37
Halcyon Village	Marysville	OH	L	76
Dorian Place	Ontario	OR	L	44
Wellsprings	Ontario	OR	L	32
The Place at Conway	Conway	SC	L	52
The Place at Gallatin	Gallatin	TN	L	49
The Place at Kingsport	Kingsport	TN	L	49
The Place at Tullahoma	Tullahoma	TN	L	49
Charleston House	Beaver Dam	WI	L	120

INDEPENDENT LIVING
Apple Blossom Independent Senior Living Community	Rogers	AR	L	119
Butterfield Place Independent Senior Living Community	Fort Smith	AR	L	117
Bay Park Independent Senior Living Community	Pinole	CA	L	98
Bridgecreek Independent Senior Living Community	West Covina	CA	L	108
Camelot Independent Senior Living Community	Hemet	CA	L	136
Fig Garden Independent Senior Living Community	Fresno	CA	L	103
Hampshire Independent Senior Living Community	Merced	CA	L	115
Mistywood Independent Senior Living Community	Roseville	CA	L	117
Standiford Place Independent Senior Living Community	Modesto	CA	L	121

INDEPENDENT LIVING
Center	City	State	Mortgage (M)	Beds
Standiford Place Independent Senior Living Community	Modesto	CA	L	121
Iris Place Independent Senior Living Community	Athens	GA	L	142
Riverplace Independent Senior Living Community	Columbus	GA	L	114
River's Edge Independent Senior Living Community	Savannah	GA	L	121
Chateau De Boise Independent Senior Living Community	Boise	ID	L	97
Arbor Glen Independent Senior Living Community	Fort Wayne	IN	L	120
Nouveau Marc Independent Senior Living Community	Kenner	LA	L	113
Lake St. Charles Retirement Center	St. Charles	MO	L	180
Yardley Commons Independent Senior Living Community	Voorhees	NJ	L	107
Worthington Independent Senior Living Community	Gahanna	OH	L	117
Silver Arrow Estates Independent Senior Living Community	Broken Arrow	OK	L	126
Astor House Independent Senior Living Community	Newberg	OR	L	121
Eagle Crest Independent Senior Living Community	Myrtle Beach	SC	L	120
Westminster Independent Senior Living Community	Greenville	SC	L	117
Colonial Hill Retirement Center	Johnson City	TN	L	63
Parkwood Retirement Apartments	Chattanooga	TN	L	30
Bedford Independent Senior Living Community	Vancouver	WA	L	103
Garden Club Independent Senior Living Community	Bellevue	WA	L	105
Kamlu Retirement Inn Independent Senior Living Community	Vancouver	WA	L	83
Orchard Park Independent Senior Living Community	Yakima	WA	L	101

SENIOR LIVING CAMPUS
Linda Valley Care Center	Loma Linda	CA	L	181
Savannah Court of Maitland	Maitland	FL	L	151
Savannah Court of Palm Beaches	W. Palm Beach	FL	L	144
Sunbridge Retirement & Rehab for Nampa	Nampa	ID	L	183
East Cascade Retirement Community	Madras	OR	M	76
Sante Silverdale	Silverdale	WA	L	138

HOSPITALS
Santé Mesa	Mesa	AZ	M	70
Alvarado Parkway Institute	La Mesa	CA	L	66
Kentucky River Hospital	Jackson	KY	L	55
TrustPoint Hospital (Polaris)	Murfreesboro	TN	L	60

MEDICAL OFFICE				Sq. Ft.
North Okaloosa	Crestview	FL	L	27,017
Pasadena Bayshore	Pasadena	TX	L	61,500

Corporate Office	Murfreesboro	TN	N/A	7,000

* These properties are encumbered by a mortgage with an outstanding balance of $80,080,000 at December 31, 2013.
** Under construction

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension.  We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent**	Annualized
Year	Expiring	Square Feet*	of Units/Beds	(in thousands)	Gross Rent
2014	1	—	60	$306.19%
2015	—	—	—	—	—%
2016	4	—	604	4,154	2.60%
2017	23	—	1,665	17,070	10.70%
2018	16	61,500	731	11,595	7.27%
2019	—	—	—	—	—%
2020	6	27,017	224	2,876	1.80%
2021	2	—	344	1,904	1.19%
2022	4	—	156	3,672	2.30%
2023	2	—	254	2,968	1.86%
Thereafter	99	—	11,085	114,978	72.08%
*Rentable Square Feet represents total square footage in two MOB investments.
**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would generate if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.

ITEM 3. LEGAL PROCEEDINGS

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

Our common stock is traded on the New York Stock Exchange under the symbol “NHI”. As of February 7, 2014, there were approximately 831 holders of record of shares and approximately 28,800 beneficial owners of shares.

High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2013			2012
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$67.18	$57.24	$.695	$51.29	$43.37	$.65
June 30	72.99	56.20	.735	51.63	47.16	.65
September 30	65.94	53.01	.735	54.81	51.00	.67
December 31	64.00	56.00	.735	57.30	51.00	.89[1]
1Includes a special dividend of $0.22 per share

The closing price of our stock on February 13, 2014 was $62.09.

We currently maintain two equity compensation plans: the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) and the 2012 Stock Incentive Plan ("the 2012 Plan"). These plans have been approved by our stockholders. The following table provides information as of December 31, 2013 about our common stock that may be issued upon grants of restricted stock and the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	516,674	$59.20	1,160,635[1]
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

	2008	2009	2010	2011	2012	2013
NHI	$100.00	$146.23	$188.96	$195.14	$265.04	$275.75
NAREIT	$100.00	$127.46	$128.74	$129.81	$155.90	$160.89
S&P 500	$100.00	$126.46	$145.50	$148.57	$172.34	$228.16

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our financial information for the five years ended December 31, 2013. This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. Prior period financial information has been reclassified for presentation of operations discontinued in 2013 as described in the notes to the consolidated financial statements. These reclassifications had no impact on previously reported net income.

(in thousands, except share and per share amounts)
	Years Ended December 31,
STATEMENT OF INCOME DATA:	2013	2012	2011	2010	2009
Revenues	$117,828	$93,317	$83,739	$79,423	$65,211

Income from continuing operations	79,498	72,834	69,817	58,729	53,682
Discontinued operations:
Income from operations - discontinued	5,426	6,098	7,967	8,688	10,548
Gain on sales of real estate	22,258	11,966	3,348	2,004	—
Net income	107,182	90,898	81,132	69,421	64,230
Net income attributable to noncontrolling interest	(999)	(167)	—	—	—
Net income attributable to common stockholders	$106,183	$90,731	$81,132	$69,421	$64,230

PER SHARE DATA:
Basic earnings per common share:
Income from continuing operations	$2.77	$2.61	$2.52	$2.12	$1.95
Discontinued operations	.97	.65	.41	.39	.38
Net income attributable to common stockholders	$3.74	$3.26	$2.93	$2.51	$2.33

Diluted earnings per common share:
Income from continuing operations	$2.77	$2.61	$2.51	$2.12	$1.94
Discontinued operations	.97	.65	.41	.38	.38
Net income attributable to common stockholders	$3.74	$3.26	$2.92	$2.50	$2.32

OTHER DATA:
Common shares outstanding	33,051,176	27,857,217	27,751,208	27,689,392	27,629,505
Weighted average common shares:
Basic	28,362,398	27,811,813	27,719,096	27,664,482	27,586,338
Diluted	28,397,702	27,838,720	27,792,592	27,732,959	27,618,300

Regular dividends declared per common share	$2.90	$2.64	$2.495	$2.36	$2.20
Special dividends declared per common share	$—	$.22	$.22	$—	$.10

BALANCE SHEET DATA: (at year end)
Mortgages and other notes receivable, net	$60,639	$84,250	$78,672	$75,465	$94,588
Real estate properties, net	$1,247,740	$535,390	$394,795	$327,654	$223,861
Preferred stock and marketable securities	$50,782	$51,016	$49,496	$60,608	$59,454
Assets held for sale, net	$—	$1,611	$29,381	$36,853	$33,420
Total assets	$1,455,820	$705,981	$579,563	$509,341	$459,360
Debt	$617,080	$203,250	$97,300	$37,765	$—
Total equity	$777,160	$468,047	$443,485	$442,500	$434,612

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

Executive Overview

National Health Investors, Inc., incorporated under the laws of Maryland in 1991, is a real estate investment trust ("REIT") which invests in income-producing health care properties primarily in the long-term care and senior housing industries. As of December 31, 2013, our portfolio consisted of real estate, mortgage and note investments and other investments in the preferred stock and marketable securities of other REITs. We are a self-managed REIT investing in health care real estate or in the operations thereof through independent third-party managers that generate current income to be distributed to stockholders. We have pursued this mission by investing primarily in leased properties, loans and RIDEA transactions. These investments include senior housing, skilled nursing facilities, hospitals and medical office buildings, all of which are collectively referred to herein as "Health Care Facilities." Senior housing includes assisted living facilities, senior living campuses, and independent living facilities. We typically fund these investments through three sources of capital: (1) debt offerings, including bank lines of credit and ordinary term debt, (2) current cash flow, and (3) the sale of equity securities.

Portfolio

At December 31, 2013, our continuing operations were comprised of investments in real estate and mortgage and other notes receivable in 168 health care facilities located in 30 states consisting of 94 senior housing communities, 68 skilled nursing facilities, 4 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $882,000) consisted of properties with an original cost of approximately $1,421,120,000, rented under triple-net leases to 23 lessees, and $60,639,000 aggregate carrying value of mortgage and other notes receivable due from 15 borrowers.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of December 31, 2013 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue
Assisted Living	58	2,857		$29,559
Senior Living Campus	5	797		6,827
Independent Living	28	3,114		2,329
Senior Housing Communities	91	6,768		38,715
Skilled Nursing Facilities	61	8,174		59,058
Hospitals	3	181		7,171
Medical Office Buildings	2	88,517	*	1,085
Total Real Estate Properties	157			$106,029

Mortgage and Other Notes Receivable
Assisted Living	2	190		$732
Senior Living Campus	1	76		115
Senior Housing Communities	3	266		847
Skilled Nursing Facilities	7	594		2,777
Hospital	1	70		1,203
Other Notes Receivable	—	—		2,781
Total Mortgage and Other Notes Receivable	11			$7,608
Total Portfolio	168			$113,637

Portfolio Summary	Properties	Investment %	Revenue
Real Estate Properties	157	93.3%	$106,029
Mortgage and Other Notes Receivable	11	6.7%	7,608
Total Portfolio	168	100.0%	$113,637

Summary of Facilities by Type
Assisted Living	60	26.7%	$30,290
Independent Living	28	2.0%	2,329
Senior Living Campus	6	6.1%	6,942
Senior Housing Communities	94	34.8%	39,561
Skilled Nursing Facilities	68	54.4%	61,835
Hospitals	4	7.4%	8,375
Medical Office Buildings	2	1.0%	1,085
Other	—	2.4%	2,781
Total Real Estate Portfolio	168	100.0%	$113,637

Portfolio by Operator Type
Public	53	37.8%	$43,013
National Chain (Privately-Owned)	29	4.4%	4,941
Regional	75	50.0%	56,838
Small	11	7.8%	8,870
Total Real Estate Portfolio	168	100.0%	$113,662

For the year ended December 31, 2013, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Emeritus Senior Living; Fundamental Long Term Care Holdings; Health Services Management; Landmark Senior Living; Legend Healthcare; National HealthCare Corp.; SeniorHealth of Rutherford; Senior Living Management Corporation; SP Silverdale; and White Pine Senior Living.

As of December 31, 2013, our average effective annualized rental income was $7,623 per bed for SNFs, $13,183 per unit for ALFs, $14,279 per unit for ILFs, $39,619 per bed for hospitals, and $12 per square foot for MOBs.

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes. At December 31, 2013, such investments had a carrying value of $50,782,000.

Areas of Focus

We are evaluating and will potentially make additional investments during 2014 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for NHI and our tenants. While deal flow among the largest in our peer group may be slowing, there are smaller portfolio assets in secondary markets with prospective yields that justify our attention. Our investment focus, regardless of asset type, is on high quality opportunities-- defined by us to mean (a) the tenant has a track record of successful operations, (b) the tenant has the necessary credit to meet it's lease obligation to us; and (c) the facility is in good physical condition and (d) is positioned in a local market that offers the potential to achieve excellent financial results.

As we make new investments, we expect to maintain a relatively low level of debt compared to the value of our assets and relative to our peers in the industry. Approximately 52% of our revenue from continuing operations has come from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. As a result, in 2009, we began to diversify our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources. While we will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, our current investment focus is on acquiring senior housing assets (including assisted living and memory care facilities, independent living facilities and senior living campuses).

With the acquisition of the 25 independent living properties from Holiday in December 2013, discussed in further detail under Investment Highlights, less than 40% of our contractual revenue for 2014 is expected to come from skilled nursing facilities. With this acquisition, we have further diversified across asset types and have achieved a concentration of revenue from large national tenants who are recognized leaders in their industries. Bickford Senior Living is our largest assisted living/memory care tenant, Holiday Acquisition Holdings is our largest independent living tenant and National HealthCare Corporation is our largest skilled nursing tenant, as measured by annual contractual lease revenue from these tenants as a percentage of total revenue from continuing operations.

If longer term borrowing rates increase as anticipated, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that lead to an increase in lease rates. We expect our cost of capital will increase as a result of our plan to transition some of our short term revolving borrowings into debt instruments with longer maturities and increased overall interest rates. Managing risk involves trade-offs with the competing goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile.

We are continuing to explore additional funding resources including bank term loans, convertible debt, debt private placement and secured government agency financing.

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

Our regular and special dividends for the last four years are as follows:

	2013	2012		2011	2010
Regular	$2.90	$2.64		$2.50	$2.36
Special	$—	$0.22	[1]	$0.22	$—
	$2.90	$2.86		$2.72	$2.36

1 Paid to shareholders of record in January 2013

Our increased investments in healthcare real estate beginning in 2009 have been partially accomplished by our ability to effectively leverage our balance sheet. However, we continue to maintain a relatively low leverage balance sheet compared with the value of our assets and with many in our peer group. We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest expense and principal payments on debt), and the ratio of consolidated debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our balance sheet with those in our peer group.

We calculate our fixed charge coverage ratio as approximately 12:1 for the year ended December 31, 2013 (see page 47 for a discussion of Adjusted EBITDA and a reconciliation to our net income). On an annualized basis, our consolidated debt-to-Adjusted EBITDA ratio is 5:1.

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

We expect to fund any new investments in real estate and mortgage notes in 2014 using our liquid investments and debt financing unless the size of an acquisition leads us to consider issuing equity securities to fund some or all of such acquisition in order to maintain a relatively low level of debt in comparison to the value of our assets.

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

Valuations and Impairments

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

For notes receivable, we evaluate the estimated collectibility of contractual loan payments and general economic conditions on an instrument-by-instrument basis. On a quarterly basis, we review our notes receivable for ability to realize on such notes when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, impairment is measured as the amount by which the carrying amount exceeds the fair value as measured by the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

Revenue Recognition

We collect interest and rent from our customers. Generally, our policy is to recognize revenues on an accrual basis as earned. However, there are certain of our customers, for whom we have determined, based on insufficient historical collections and the lack of expected future collections, that revenue for interest or rent is not probable of collection until received. For these investments, our policy is to recognize interest or rental income when assured, which we consider to be the period the amounts are collected. We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due. This policy could cause our revenues to vary significantly from period to period. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over base year revenues, are considered to be contingent rentals, are included in rental income when they are determinable and earned, and are excluded from future minimum lease payments.

REIT Qualification

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

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of joint ventures in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick-out rights have been granted to the noncontrolling interests. In addition, we consolidate a legal entity deemed to be a variable interest entity ("VIE") in which we are determined to be the primary beneficiary. All material inter-company transactions and balances have been eliminated in consolidation.

We apply Financial Accounting Standards Board ("FASB") guidance for our arrangements with variable interest entities ("VIEs") which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.

Real Estate Properties

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

Investment Highlights

Since January 1, 2013 we have made or announced the following real estate investments (dollars in thousands):

	Properties	Asset Class	Amount
Lease Investments
Holiday Acquisition Holdings LLC	25	Senior Housing	$492,959
Bickford Senior Living/RIDEA Structure	17	Senior Housing	137,459
National Healthcare Corporation	7	Skilled Nursing	37,417
Fundamental Long Term Care Holdings, LLC	2	Skilled Nursing	27,750
Chancellor Healthcare	2	Senior Housing	17,000
Emeritus Senior Living	1	Senior Housing	15,300
Discovery Senior Living	1	Senior Housing	12,000
Note Investments
Bickford Senior Living	1	Senior Housing	9,200
Discovery Senior Living	1	Senior Housing	2,500
			$751,585

We have two operators, National HealthCare Corporation (“NHC”) and Bickford Senior Living ("Bickford"), from whom we individually derive at least 10% of our income from operations. Beginning in December 2013, a third major operator, Holiday Acquisition Holdings LLC (“Holiday”), has leased 25 independent living facilities from us which contractually obligates Holiday, in 2014 and going forward, to make lease payments which will aggregate to more than 25% of NHI revenues, based on our 2013 leases in place.

Holiday

In December 2013 we acquired 25 independent living facilities from Holiday, an affiliate of Holiday Retirement, for $491,000,000 plus transaction costs of $1,959,000. The total purchase price was allocated to the assets acquired based upon their relative fair values, preliminarily estimated as $21,700,000 to land, $471,259,000 to buildings and improvements. No intangibles were identified in the acquisition. Such allocations have not been finalized as we await conclusive asset valuations and, as such, the results of the allocation are preliminary and subject to adjustment. This portfolio is located in 12 states. We have leased this portfolio to a subsidiary of Holiday, who continues to operate the facilities pursuant to a management agreement with a Holiday-affiliated manager.

The master lease term of 17 years began in December 2013 and provides for initial cash rent of $31,915,000 plus annual escalators of 4.5% in the first 3 years and a minimum of 3.5% each year thereafter. Holiday will be our largest tenant in 2014, with anticipated lease revenues in excess of 25% of our total revenues. Holiday's obligations to us under the master lease are guaranteed by its indirect parent, Holiday AL Holdings, LP.

We funded this acquisition with proceeds of a $250,000,000 term loan and proceeds from a public offering of 5,175,000 shares of our common stock at $57 per share. The net proceeds from the offering were approximately $282,542,000, after deducting $12,500,000 in underwriting discounts, commissions and other offering expenses.

Bickford

As of December 31, 2013, we owned an 85% equity interest and an affiliate of Bickford owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 29 assisted living/memory care facilities and also has 1 facility under construction. The facilities are leased to an operating company, ("OpCo"), in which we also share an 85/15 ownership interest with an affiliate of Bickford, who controls the entity. Our joint venture is structured to comply with the provisions of RIDEA.

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

As described above, the current annual contractual rent from OpCo to PropCo is $18,836,000, plus fixed annual escalators. During the quarter ended December 31, 2013, PropCo completed major construction and received certificates of occupancy on two assisted living facilities which were under development. Under the terms of the current development lease agreement, NHI continues to receive rent of 9% on the total amount of development costs, including land, which totaled $17,796,000 as of December 31, 2013. Of these costs, $15,084,000 relate to the facilities for which occupancy certificates have been received.

Of our total revenue from continuing operations, $14,586,000 (12%), $5,164,000 (6%) and $4,235,000 (5%) were recorded as rental income from Bickford for the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, the carrying value of our investment in the operating company, OpCo, was $9,494,000. The excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole.

With PropCo’s acquisition of additional Bickford properties in June 2013, an assignment was entered into whereby the operations of the 17 newly acquired facilities were conveyed by an affiliate of Bickford to OpCo. The transaction mandated the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities at the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis resulting in an adjustment, through NHI's capital in excess of par value to our equity method investment in OpCo, of $817,000.

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Year Ended December 31,
	2013	2012
Revenues	$42,636	$6,335

Operating expenses, including management fees	27,419	4,329
Lease expenses	14,579	1,937
Depreciation and amortization	256	16
Net Income	$382	$53

NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. At December 31, 2013, PropCo had purchased land and begun construction on one assisted living/memory care facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $2,712,000.

In July 2013, we extended a $9,200,000 loan to Bickford to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a two-year maturity plus a one-year extension option with 12% annual interest. As a result of this transaction and existing agreements governing the nature of our relationship with Bickford, PropCo has acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan.

NHC

Of our total revenue from continuing operations, $34,756,000 (29%), $33,056,000 (35%) and $32,619,000 (39%) in 2013, 2012 and 2011, respectively, were derived from NHC, a publicly-held company and the lessee of our legacy properties. As of December 31, 2013, we leased 42 health care facilities to NHC consisting of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms an amended Master Lease Agreement dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a Master Lease Agreement dated August 30, 2013 ("the 2013 lease"), discussed below, which includes seven skilled nursing facilities acquired from ElderTrust on August 31, 2013.

In December 2012, we entered into an extension of the 1991 lease through December 2026. Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”
The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current year	$2,275	$1,530	$1,530
Prior year final certification[1]	746	997	560
Total percentage rent	$3,021	$2,527	$2,090
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

As previously disclosed, in December 2012, NHI entered into an agreement with NHC to sell six skilled nursing facilities for $21,000,000 in cash. The properties had a carrying value of $1,611,000. The sale was completed on August 31, 2013, and resulted in a gain for financial statement purposes of $19,370,000 after transaction costs of $19,000. We plan to defer recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code. The results of operation of the facilities sold were classified as discontinued operations for all periods presented in our Consolidated Statements of Income. To reflect this transaction, effective January 1, 2014, NHI’s annual base rent will be reduced by $2,950,000.

On August 30, 2013, we acquired seven skilled nursing facilities (and one vacant assisted living facility) in Massachusetts and New Hampshire from our former not-for-profit borrower ElderTrust of Florida, Inc. (“ElderTrust”) for consideration of $37,417,000, consisting of $23,676,000 in cash, inclusive of closing costs, and the cancellation of notes receivable from ElderTrust with a principal balance of $13,741,000. Beginning September 1, 2013, the facilities were placed under a new triple net lease to the current manager, NHC, for an initial period of 15 years commencing with a lease amount of $350,000 for the remainder of 2013. In 2014, the lease provides for a base annual rental of $3,450,000. Under the terms of the lease, rent escalates 4% of the increase in each facility's revenue over the 2014 base year. Because ElderTrust was the owner and operator of the facilities, we accounted for the transaction as an asset acquisition. During the last three years of the lease, NHC will have the option to purchase the facilities for $49,000,000.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which continued to be probable as of December 31, 2013. The facilities, which total 254 beds, have been leased to affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”) for an initial term of 10 years at a lease rate of 9% plus annual fixed escalators. The lease includes three 5-year renewal options at the terms which exist upon renewal.

In October 2013, we agreed to sell three older skilled nursing facilities to affiliates of our current tenant, Fundamental, for $18,500,000. The properties had a carrying value of $17,068,000. We plan to defer recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the internal Revenue Code. Our lease revenue from these facilities was $3,316,000, $3,231,000, and $3,067,000 for the years ended December 31, 2013, 2012, and 2011, respectively. We completed this sale on December 31, 2013. Pursuant to the purchase option, rents associated with the remaining properties will be fixed at $250,000 per month, without escalation, through the first renewal term in February 2016. Subsequent to the sale of the Arlington, Richardson and Canton facilities, Fundamental leases four facilities from NHI.

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
Discovery

In September 2013, we completed a $12,000,000 acquisition of Regency Pointe Retirement Community in Rainbow City, Alabama. The 120-unit senior housing community is leased to Discovery Senior Living ("Discovery") for an initial term of 15 years with three 5-year renewal options. Rent in the first year of the lease is $942,000 plus annual fixed escalators. As a lease inducement, upon obtaining certain operating metrics, Discovery will be eligible over years two, three and four of the lease for contingent payments totaling up to $2,500,000 which, if paid, we will amortize as an adjustment to rental income over the remaining lease term. At acquisition, the likelihood that we would incur the contingent payments was considered reasonably possible but not probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

In October 2013, we provided a $2,500,000 second mortgage loan to an affiliate of Discovery for the construction of a 120-unit senior housing community in Naples, Florida. Construction began in the fourth quarter of 2013. The loan is guaranteed by principals of Discovery and has a five-year maturity with monthly payments of interest at a 12% annual rate.

Other Lease Activity

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the year ended December 31, 2013, we had 1 expiring lease which was renewed with the existing tenant on substantially similar lease terms.

In October 2013, our current tenant, Weatherly Associates, LLC, exercised their option to purchase our Weatherly, PA senior housing facility for $5,315,000. The property had a carrying value of $3,591,000 resulting in a gain for financial statement purposes. We plan to defer recognition of the tax gain on the sale of this facility by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code. Our lease revenue from the facility was $353,000, $403,000, and $403,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators' liquidity and financial condition. On May 1, 2013, the Centers for Medicare & Medicaid Services ("CMS") released a proposed rule outlining a 1.4% increase in their Medicare reimbursement for fiscal 2014 beginning on October 1, 2013. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities. Accordingly, for the near-term, we are treating as cautionary the Federal Government’s recent re-commitment, after debating a ‘chained CPI’ indexing, to fully index Social Security to inflation. In this cautious approach, any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

As discussed in the notes to the consolidated financial statements, former not-for-profit borrowers, SeniorTrust and ElderTrust, appointed receivers to effect the sale of their assets and the winding up of those entities. These two mortgage borrowers were adversely impacted by previous Medicare rate adjustments due to their payor mix, their current payment coverage ratios and limited net equity. The impact of net reductions in Medicare reimbursement had an adverse effect on the value of the underlying real estate assets. In March 2013, the financial condition of SeniorTrust reflected their declining net operating income over the previous twelve months and indicated a further adverse change in the estimated value of the collateral for our notes receivable at that time. As a result, we recorded an impairment on this former note receivable of $4,037,000 based on such estimated value.

Litigation Settlement
In April 2013, we entered into a settlement agreement concerning litigation with the two borrowers mentioned above, ElderTrust and SeniorTrust. As described earlier, we agreed to purchase the seven skilled nursing facilities which served as collateral for the note from ElderTrust. The purchase was completed on August 30, 2013. Additionally, we agreed to a full settlement of our notes receivable from SeniorTrust for $15,000,000 in cash. Our notes from SeniorTrust were paid in full on June 28, 2013.

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

The above analysis focuses entirely upon cash flow and investment return without considering qualitative portfolio improvements inherent in transitioning from a mortgage note to a triple net lease. Additionally, the above analysis does not consider the effect of future rent escalations or the future cost of borrowings used to acquire the seven ElderTrust properties.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2013	2012	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$14,219	$4,646	$9,573	NM
SNFs leased to Fundamental Long Term Care	3,494	1,777	1,717	96.6%
Hospital leased to Polaris	2,140	528	1,612	NM
ALF leased to Landmark Senior Living	1,579	35	1,544	NM
SLC leased to Santé Partners	2,114	744	1,370	NM
SLC leased to Chancellor Health Care	1,207	276	931	NM
SNFs leased to NHC	33,974	33,056	918	2.8%
SNFs leased to Legend Healthcare	11,918	11,099	819	7.4%
Other new and existing leases	28,913	25,539	3,374	13.2%
	99,558	77,700	21,858	28.1%
Straight-line rent adjustments, new and existing leases	6,471	3,782	2,689	71.1%
Total Rental Income	106,029	81,482	24,547	30.1%
Interest income from mortgage and other notes
Capital Funding Group	2,062	626	1,436	NM
Bickford Senior Living	531	8	523	NM
ElderTrust	644	1,068	(424)	(39.7)%
SeniorTrust	475	999	(524)	(52.5)%
Bell Oden	—	853	(853)	NM
Other new and existing mortgages	3,921	3,872	49	1.3%
Total Interest Income from Mortgage and Other Notes	7,633	7,426	207	2.8%
Investment income and other	4,166	4,409	(243)	(5.5)%
Total Revenue	117,828	93,317	24,511	26.3%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	4,229	1,344	2,885	NM
ALF leased to Landmark Senior Living	581	—	581	NM
SLC leased to Santé Partners	679	226	453	NM
Hospital leased to Polaris	440	76	364	NM
Other new and existing assets	14,172	13,126	1,046	8.0%
Total Depreciation	20,101	14,772	5,329	36.1%
Interest expense and amortization of loan costs	9,229	3,492	5,737	NM
Franchise, excise and other taxes	616	771	(155)	(20.1)%
General and administrative	9,254	7,799	1,455	18.7%
Loan and realty (recoveries) losses, net	1,976	(2,195)	4,171	NM
Other expenses	784	766	18	2.3%
	41,960	25,405	16,555	65.2%
Income before equity-method investee, discontinued operations and noncontrolling interest	75,868	67,912	7,956	11.7%
Income from equity-method investee	324	45	279	NM
Investment and other gains	3,306	4,877	(1,571)	(32.2)%
Income from continuing operations	79,498	72,834	6,664	9.1%
Income from discontinued operations	5,426	6,098	(672)	(11.0)%
Gain on sale of real estate	22,258	11,966	10,292	86.0%
Net income	107,182	90,898	16,284	17.9%
Net income attributable to noncontrolling interest	(999)	(167)	(832)	NM
Net income attributable to common stockholders	$106,183	$90,731	$15,452	17.0%

NM - not meaningful

Financial highlights of the year ended December 31, 2013, compared to 2012 were as follows:

•
Rental income increased $24,547,000 when compared to the same period in the prior year primarily as a result of new real estate investments of $748,939,000 and $129,851,000 funded during 2013 and 2012. Our Holiday investment of $492,959,000 was funded on December 23, 2013 and contributed minimally to the increase, as it was placed in service during the last days of the year. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes for 2014 is expected to be lower than 2013 due to (1) the settlement of outstanding notes receivable balances from not-for-profit borrowers, ElderTrust and SeniorTrust totaling $28,741,000, and (2) the payoff of a mortgage receivable of $3,293,000 secured by a facility in Georgia which resulted in a recovery of a previous writedown of $2,061,000. Unless we continue to make new investments in loans in 2014 and future years, our interest income will decrease due to the normal amortization and scheduled maturities of our loans.

•	Depreciation expense recognized in continuing operations increased $5,329,000 compared to the prior year primarily due to new real estate investments completed during 2012 and 2013.

•
Interest expense, which includes amortization of loan costs of $706,000 and $320,000 for the years ended December 31, 2013 and 2012, respectively, relates to our borrowings on our credit facility and debt assumptions to fund new real estate and loan investments. Amortization of loan costs for 2013 includes $416,000 which were written off as a result of the modifications we made to the credit facility at the end of the second quarter. Upfront fees and other loan-related costs are amortized over the term of the credit facility. The increase in interest expense and loan cost amortization of $5,737,000 resulted from expanded borrowings used to fund new real estate investments in 2012 and 2013. We expect to fund additional healthcare real estate investments in 2014 with borrowings from our bank credit facility and longer-term debt, both secured and unsecured, which will increase our interest expense.

•
General and administrative expenses for 2013 increased $1,455,000 when compared to 2012 primarily due to higher consulting and advisory costs resulting from our increased investment activity, employee compensation and $210,000 in transaction costs related to two business combinations completed during 2013.

•
Loan and realty losses include an impairment of of $4,037,000 recorded in March 2013 related to our estimate of the underlying value of the collateral for the SeniorTrust note. In September 2013 we received $3,293,000 as full payment of a mortgage note and recorded a recovery of a previous writedown of $2,061,000.

•
Investment and other gains include the write-off of a $3,256,000 contingent purchase liability that is not required to be paid. We recognized a gain of $19,370,000 on our sale of six skilled nursing facilities to our tenant, NHC, and a gain of $2,888,000 on two other dispositions discussed in Note 2 to the consolidated financial statements.

The results of operations for facilities included in assets held for sale or sold, including the gain or loss on such sales, have been reported in the current and prior periods as discontinued operations. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2012	2011	$	%
Revenues:
Rental income
SNFs leased to Legend Healthcare	$11,099	$6,512	$4,587	70.4%
ALFs leased to Bickford Senior Living	4,646	3,485	1,161	33.3%
SLC leased to Santé Partners	744	—	744	NM
ALFs leased to Senior Living Management	3,703	3,239	464	14.3%
ALF leased to Selah Management Group	1,391	843	548	65.0%
Other new and existing leases	56,117	54,676	1,441	2.6%
	77,700	68,755	8,945	13.0%
Straight-line rent adjustments, new and existing leases	3,782	3,853	(71)	(1.8)%
Total Rental Income	81,482	72,608	8,874	12.2%
Interest income from mortgage and other notes
Capital Funding Group	626	70	556	NM
Other new and existing mortgages	6,800	6,582	218	3.3%
Total Interest Income from Mortgage and Other Notes	7,426	6,652	774	11.6%
Investment income and other	4,409	4,479	(70)	(1.6)%
Total Revenue	93,317	83,739	9,578	11.4%
Expenses:
Depreciation
SNFs leased to Legend Healthcare	$1,923	$277	$1,646	NM
SNFs leased to Fundamental reclassified to continuing operations	907	—	907	NM
Other new and existing assets	11,942	11,173	769	6.9%
Total Depreciation	14,772	11,450	3,322	29.0%
Interest expense:
Change in fair value of interest rate swap agreement	—	1,197	(1,197)	NM
Interest expense and amortization of loan costs	3,492	2,651	841	31.7%
Total Interest Expense	3,492	3,848	(356)	(9.3)%
Loan and realty (recoveries) losses, net	(2,195)	(99)	(2,096)	NM
Share-based compensation expense	2,168	3,087	(919)	(29.8)%
Salaries, wages & benefits	3,334	2,863	471	16.5%
Other expenses	3,834	3,034	800	26.4%
	25,405	24,183	1,222	5.1%
Income before equity-method investment, discontinued operations and noncontrolling interest	67,912	59,556	8,356	14.0%
Income from equity-method investment	45	—	45	NM
Investment and other gains	4,877	10,261	(5,384)	(52.5)%
Income from continuing operations	72,834	69,817	3,017	4.3%
Income from discontinued operations	6,098	7,967	(1,869)	(23.5)%
Gain on sale of real estate	11,966	3,348	8,618	NM
Net income	90,898	81,132	9,766	12.0%
Net income attributable to noncontrolling interest	(167)	—	(167)	NM
Net income attributable to common stockholders	$90,731	$81,132	$9,599	11.8%

NM - not meaningful

Financial highlights of the year ended December 31, 2012, compared to the same period in 2011 were as follows:

•	Rental income increased $8,874,000 when compared to the same period in the prior year primarily as a result of new real estate investments of $75,806,000 in 2011 and $129,851,000 in 2012.

•	Interest income from mortgage and other notes increased $774,000 due to new loan investments of $6,566,000 funded in 2011 and $16,035,000 funded in 2012.

•
Depreciation expense increased $3,322,000 primarily as the result of $2,616,000 included in 2012 for the facilities leased to Fundamental which were reclassified from discontinued operations after the agreement to sell the facilities was canceled. The adjustment to depreciation expense of $2,398,000 would have been recognized in 2012 and in prior years as depreciation on these properties had the disposal group been continuously classified as held and used.

•
Interest expense related to borrowings on our credit facility to fund new real estate and loan investments. Upfront fees and other loan-related costs are amortized over the term of the credit facility. The $1,197,000 decrease in the fair value of the interest rate swap agreement increased interest expense in 2011 since the agreement, which was terminated in 2011, did not qualify for hedge accounting treatment. In 2012, adjustments totaling $1,241,000 reflecting the change in fair value of our cash flow hedge were recorded in Other Comprehensive Income and not as a component of operations as the new interest rate swap qualified for hedge accounting. An increase in interest payments and loan cost amortization of $841,000 resulted from expanded borrowings, offset by a lower LIBOR underlying our floating-rate debt in 2012.

•
Our net loan and realty recoveries of $2,195,000 in 2012 reflect a recovery of $4,495,000 on mortgage notes receivable, net of the SeniorTrust mortgage note impairment of $2,300,000 as discussed in the notes to the consolidated financial statements. NHI's collection history with SeniorTrust and the deterioration of the financial condition and creditworthiness of the borrower indicated that the carrying value of the mortgage note receivable was not recoverable.

•
Share-based compensation expense decreased in 2012 based upon lower stock volatility which is a key input to the Black-Scholes pricing model for determining the market value of our stock options granted to directors and employees. The value of the options is expensed over the vesting period of the individual grants.

•	Investment and other gains in 2012 includes income of $4,605,000 related to an equity participation formula as part of a mortgage note payoff in December 2012 from one of our borrowers.

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

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2013	12/31/2012	$	%	12/31/11	$	%
Cash and cash equivalents at beginning of period	$9,172	$15,886	$(6,714)	(42.3)%	2,664	$13,222	496.3%
Net cash provided by operating activities	104,193	86,266	17,927	20.8%	76,854	9,412	12.2%
Net cash used in investing activities	(625,824)	(99,810)	(526,014)	527.0%	(55,474)	(44,336)	79.9%
Net cash provided by (used in) financing activities	523,771	6,830	516,941	NM	(8,158)	14,988	NM
Cash and cash equivalents at end of period	$11,312	$9,172	$2,140	23.3%	15,886	$(6,714)	(42.3)%

Operating Activities – Net cash provided by operating activities for the year ended December 31, 2013 increased primarily as a result of the collection of lease payments on new real estate investments completed during 2012 and 2013.

Investing Activities – Net cash flows used in investing activities for the year ended December 31, 2013 increased as compared to 2012 primarily due to a significant increase in real estate investment activity completed during 2013.

Financing Activities – Net cash flows provided by financing activities for the year ended December 31, 2013 increased as a result of a new $250,000,000 term loan, $282,542,000 in proceeds from an equity offering and increased borrowings on our revolving credit facility all of which were used to fund real estate investments, partially offset by $85,145,000 in dividends paid to stockholders.

Liquidity

At December 31, 2013, our liquidity was strong, with $106,962,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock whose per share price ranged between $35 and $40 during the quarter ended December 31, 2013. Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

On June 28, 2013, we entered into a $370,000,000 unsecured credit facility that includes $120,000,000 of 7-year term loans that are fully drawn. The facility includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings. The credit facility provides for unsecured, revolving borrowings of up to $250,000,000 with a maturity of 5 years (inclusive of a one year extension option) and interest initially at 140 basis points over LIBOR, and $80,000,000 and $40,000,000 unsecured, 7-year term loans with interest initially at 150 basis points over LIBOR. Interest rates are referenced to our Consolidated Leverage Ratio, as defined, and were adjusted in December 2013 to 165 basis points over LIBOR for the revolving credit facility and 175 basis points over LIBOR for the term loans to account for debt undertaken in conjunction with our Holiday acquisition. There is an unused commitment fee of 35 basis points per annum. At December 31, 2013, we had $83,000,000 available to draw on the revolving portion of the credit facility. Quoted 30-day LIBOR was 17 basis points on December 31, 2013.

On November 27, 2013, we announced the sale of 5,175,000 shares of our common stock at $57 per share. The net proceeds from the offering were approximately $282,542,000, after deducting $12,500,000 in underwriting discounts, commissions and other offering expenses. This offering represents the largest capital transaction since our initial public offering. Following this transaction, in December 2013, we closed on a new term loan with a syndicate of banks led by Wells Fargo, which provided us with a new $250,000,000 term loan which has the same maturity as our revolving credit facility. Interest on the new term loan is 175 basis points over LIBOR. We used $492,959,000 of the combined proceeds from the stock offering and term loan to acquire 25 independent living properties from affiliates of Holiday Acquisition Holdings LLC.

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

As part of the Care acquisition described in Note 2, we assumed Fannie Mae mortgage loans with principal balances of $71,090,000 and $7,234,000 at December 31, 2013, which have interest at rates of 6.85% and 7.17%, respectively, and mature on July 1, 2015. The loans are subject to early-payment penalties extending until December 2014. At that time, we may consider other favorable arrangements.

In August 2013, with borrowings from our revolving credit facility, we paid off a $19,250,000 mortgage which carried interest at 300 basis points over LIBOR and had a scheduled maturity of November 2013.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on two of our term loans as of December 31, 2013 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$544
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$431

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2013 and thereafter. During 2013, we declared total dividends (regular and special) of $2.90 per common share in 2013, $2.86 per common share in 2012, and $2.715 per common share in 2011. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). The 2012 and 2011 dividends declared included a special dividend of $.22 per common share. The special dividend for 2012 was due to a recovery of a previous writedown at the end of December 2012. The record date for shareholders was required to be in January 2013, therefore, the special dividend was taxable to shareholders in 2013. We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For a discussion of our letter of credit with an affiliate of Bickford, see our discussion in this section under Contractual Obligations, below. Our equity method investment in OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. We have no material obligation arising from our investment in OpCo, and we believe our maximum exposure to loss at December 31, 2013, due to this involvement, would be limited to our equity interest.

Contractual Obligations and Contingent Liabilities

As of December 31, 2013, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$689,576	$—	$111,912	$25,485	$552,179
Real estate purchase liabilities	2,600	1,000	1,600	—	—
Construction commitments	34,450	34,450	—	—	—
Loan commitments	2,000	2,000	—	—	—
	$728,626	$37,450	$113,512	$25,485	$552,179
1 Interest is calculated based on the interest rate at December 31, 2013 through maturity of the 7-year term loans, the revolving credit facility, and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of December 31, 2013. The calculation also includes an unused commitment fee of .35%.

Commitments and Contingencies

Bickford

At December 31, 2013, our consolidated subsidiary, PropCo, had purchased land and begun construction on one assisted living facilities having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $2,712,000. In a further transaction, we have a commitment of $2,785,000 on a letter of credit for the benefit of our joint venture partner, an affiliate of Bickford.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. We expect to begin construction during the first quarter of 2014. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care, who has been operating the campus since 1993. We also committed to provide up to $500,000 for renovations and improvements related to our recent acquisition of a 63-unit senior housing community in Baltimore, Maryland which we have leased to Chancellor Health Care. We expect to begin the renovations during the first quarter of 2014.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining, and maintaining, a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. As of December 31, 2013, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which continued to be probable as of December 31, 2013.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000, which is recorded as a purchase liability.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years. Total construction costs incurred as of December 31, 2013 were $5,838,000. The ten-year lease extension began July 1, 2012 with an additional 5-year renewal option.

Legend Healthcare

In October 2011, we completed a purchase/leaseback of four skilled nursing facilities in Texas with affiliates of Legend Healthcare, LLC (“Legend”) for $55,278,000, which included contingent consideration of $5,478,000. In December 2012, we funded $2,222,000 of this contingent consideration. We had previously anticipated the remaining $3,256,000, which was recorded as a purchase liability, to be funded. During the quarter ended December 31, 2013, we determined that Legend had not achieved the required operating metrics and therefore would not qualify for this remaining consideration. As a result, we have recorded a gain of $3,256,000 on the settlement of this purchase liability and have included this amount in investment and other gains in our Consolidated Statements of Income.

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

We had previously committed to fund a $3,500,000 expansion and renovation program in connection with our August 2012 acquisition of the senior living campus in Silverdale, Washington leased to Santé. As of December 31, 2013, we had fully funded this commitment, which was added to the basis on which the lease amount is calculated. Also in connection with our Silverdale, Washington senior living campus, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon obtaining, and maintaining, a specified lease coverage ratio. If earned, the first payment would be due after the second lease year and the second payment would be due after the third lease year. At acquisition, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

FFO, AFFO & FAD

Funds From Operations - FFO

Our funds from operations for the year ended December 31, 2013 increased $7,503,000, or 8.0%, over the same period in 2012. Our normalized FFO for the year ended December 31, 2013 increased $12,448,000, or 14.1%, over the same period in 2012, primarily as the result of our new real estate investments in 2012 and 2013. FFO represents net earnings available to common stockholders, excluding real estate asset impairments and gains on dispositions, plus depreciation associated with real estate investments. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO for the year ended December 31, 2013 increased $10,570,000, or 12.60%, over the same period in 2012 due primarily to the impact of real estate investments completed during 2012 and 2013. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent adjustments.

We believe that normalized AFFO is an important supplemental measure of operating performance for a REIT. Generally accepted accounting principles (“GAAP”) require a lessor to recognize contractual lease payments into income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting lease income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. Normalized AFFO is useful to our investors as it reflects the rate escalators inherent in the contractual lease payments received from our lessees.

Funds Available for Distribution - FAD

Our normalized FAD for the year ended December 31, 2013 increased $11,528,000, or 13.2%, over the same period in 2012 due primarily to the impact of real estate investments completed during 2012 and 2013. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of depreciation not associated with real estate investments and stock based compensation.

We believe that normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

These operating performance measures may not be comparable to similarly titled measures used by other REITs. Consequently, our FFO, normalized FFO, normalized AFFO & normalized FAD may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these operating performance measures, caution should be exercised when comparing our Company's FFO, normalized FFO, normalized AFFO & normalized FAD to that of other REITs. These financial performance measures do not represent cash generated from operating activities in accordance with GAAP (these measures do not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Years ended December 31,
	2013	2012	2011
Net income attributable to common stockholders	$106,183	$90,731	$81,132
Elimination of certain non-cash items in net income:
Real estate depreciation in continuing operations	17,646	13,182	10,516
Real estate depreciation related to noncontrolling interest	(537)	(68)	—
Real estate depreciation in discontinued operations	557	2,209	542
Net gain on sales of real estate	(22,258)	(11,966)	(3,348)
Funds from operations	$101,591	$94,088	$88,842
Investment gains	(3,256)	(4,760)	(9,899)
Loan costs expensed due to credit facility amendments	416	—	—
Non-cash write-off of straight-line rent receivable	—	963	—
Change in fair value of interest rate swap agreement	—	—	1,197
Legal settlement	—	365	—
Loan impairments and (recoveries), net	1,976	(2,195)	(99)
Other items, net	208	26	135
Normalized FFO	$100,935	$88,487	$80,176
Straight-line lease revenue, net	(6,560)	(3,664)	(3,778)
Straight-line lease revenue, net, related to noncontrolling interest	55	—	—
Non-cash write-off of straight-line rent receivable	—	(963)	—
Normalized AFFO	$94,430	$83,860	$76,398
Non-real estate depreciation in continuing operations	2,455	1,590	934
Non-real estate depreciation related to noncontrolling interest	(97)	(19)	—
Non-cash stock based compensation	2,339	2,168	3,087
Normalized FAD	$99,127	$87,599	$80,419

BASIC
Weighted average common shares outstanding	28,362,398	27,811,813	27,719,096
FFO per common share	$3.58	$3.38	$3.21
Normalized FFO per common share	$3.56	$3.18	$2.89
Normalized AFFO per common share	$3.33	$3.02	$2.76
Normalized FAD per common share	$3.50	$3.15	$2.90

DILUTED
Weighted average common shares outstanding	28,397,702	27,838,720	27,792,592
FFO per common share	$3.58	$3.38	$3.20
Normalized FFO per common share	$3.55	$3.18	$2.88
Normalized AFFO per common share	$3.33	$3.01	$2.75
Normalized FAD per common share	$3.49	$3.15	$2.89

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies.

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Years ended December 31,
	2013	2012	2011
Net income	$107,182	$90,898	$81,132
Interest expense	9,229	3,492	2,651
Franchise, excise and other taxes	616	771	837
Depreciation in continuing and discontinued operations	20,658	16,981	11,992
Net gain on sales of real estate	(22,258)	(11,966)	(3,348)
Investment gains	(3,256)	(4,760)	(9,899)
Loan costs expensed due to credit facility amendments	416	—	—
Non-cash write-off of straight-line rent receivable	—	963	—
Change in fair value of interest rate swap agreement	—	—	1,197
Legal settlement	—	365	—
Loan impairments and (recoveries), net	1,976	(2,195)	(99)
Other items, net	208	26	135
Adjusted EBITDA	$114,771	$94,575	$84,598

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2013, we were exposed to market risks related to fluctuations in interest rates on approximately $417,000,000 of variable-rate indebtedness (excludes $120,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($83,000,000 at December 31, 2013) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2013, net interest expense would increase or decrease annually by approximately $2,085,000 or $.07 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	December 31, 2013			December 31, 2012
	Balance[1]	% of total	Rate[2]	Balance	% of total	Rate[2]
Fixed rate:
Unsecured 7-year term loan	$40,000	6.5%	3.29%	$40,000	19.6%	3.04%
Unsecured 7-year term loan	80,000	13.0%	3.86%	—	—	—
Secured mortgage loan	71,090	11.6%	6.85%	—	—	—
Secured mortgage loan	7,234	1.2%	7.20%	—	—	—
Variable rate:
Unsecured 7-year term loan	—	—	—	80,000	39.4%	1.62%
Secured mortgage loan	—	—	—	19,250	9.5%	3.22%
Unsecured 4.5-year term loan	250,000	40.6%	1.97%	—	—	—
Unsecured revolving credit facility	167,000	27.1%	1.87%	64,000	31.5%	1.62%
	$615,324	100.0%	2.90%	$203,250	100.0%	2.05%

[1] Excludes unamortized premium of $1,756 applicable to two fixed rate secured mortgages
[2] Total is weighted average rate

The unsecured 7-year term loans in the table above reflects the effect of $40,000,000 and $80,000,000 notional amount interest rate swaps with maturities of April 2019 and June 2020, respectively, that effectively converts variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently 175 basis points, based on our Consolidated Coverage Ratio, as defined.

To highlight the sensitivity of our secured mortgage loans to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of December 31, 2013 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Secured mortgage loan	$71,090	$72,011	$72,359	$71,665
Secured mortgage loan	7,234	7,354	7,389	7,319

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2013, the fair value of our mortgage loans receivable, discounted for estimated changes in the risk-free rate, was approximately $67,201,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,161,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,211,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $12,650,404 at December 31, 2013, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,265,000 change in the fair value of our investments in marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 14, 2014

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets:	2013	2012
Real estate properties:
Land	$91,770	$58,869
Buildings and improvements	1,320,567	636,994
Construction in progress	9,665	2,673
	1,422,002	698,536
Less accumulated depreciation	(174,262)	(163,146)
Real estate properties, net	1,247,740	535,390
Mortgage and other notes receivable, net	60,639	84,250
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	11,312	9,172
Marketable securities	12,650	12,884
Straight-line rent receivable	18,691	12,370
Equity-method investment and other assets	66,656	12,172
Assets held for sale, net	—	1,611
Total Assets	$1,455,820	$705,981

Liabilities and Equity:
Debt	$617,080	$203,250
Real estate purchase liabilities	2,600	4,256
Accounts payable and accrued expenses	8,011	3,671
Dividends payable	24,293	24,793
Lease deposit liabilities	22,775	—
Deferred income	3,901	1,964
Total Liabilities	678,660	237,934

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 40,000,000 shares authorized;
33,051,176 and 27,857,217 shares issued and outstanding, respectively	330	279
Capital in excess of par value	753,635	467,843
Cumulative net income in excess (deficit) of dividends	3,043	(18,495)
Accumulated other comprehensive income	9,538	7,555
Total National Health Investors Stockholders' Equity	766,546	457,182
Noncontrolling interest	10,614	10,865
Total Equity	777,160	468,047
Total Liabilities and Equity	$1,455,820	$705,981

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011

Revenues:
Rental income	$106,029	$81,482	$72,608
Interest income from mortgage and other notes	7,633	7,426	6,652
Investment income and other	4,166	4,409	4,479
	117,828	93,317	83,739
Expenses:
Depreciation	20,101	14,772	11,450
Interest	9,229	3,492	3,848
Legal	784	766	559
Franchise, excise and other taxes	616	771	837
General and administrative	9,254	7,799	7,588
Loan and realty losses (recoveries), net	1,976	(2,195)	(99)
	41,960	25,405	24,183
Income before equity-method investee, investment and other gains,
discontinued operations and noncontrolling interest	75,868	67,912	59,556
Income from equity-method investee	324	45	—
Investment and other gains	3,306	4,877	10,261
Income from continuing operations	79,498	72,834	69,817
Discontinued operations
Income from operations - discontinued	5,426	6,098	7,967
Gain on sale of real estate	22,258	11,966	3,348
Income from discontinued operations	27,684	18,064	11,315
Net income	107,182	90,898	81,132
Less: net income attributable to noncontrolling interest	(999)	(167)	—
Net income attributable to common stockholders	$106,183	$90,731	$81,132

Weighted average common shares outstanding:
Basic	28,362,398	27,811,813	27,719,096
Diluted	28,397,702	27,838,720	27,792,592
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$2.77	$2.61	$2.52
Discontinued operations	.97	.65	.41
Net income per common share attributable to common stockholders	$3.74	$3.26	$2.93
Diluted:
Income from continuing operations attributable to common stockholders	$2.77	$2.61	$2.51
Discontinued operations	.97	.65	.41
Net income per common share attributable to common stockholders	$3.74	$3.26	$2.92

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$107,182	$90,898	$81,132
Other comprehensive income:
Change in unrealized gains on securities	(234)	1,645	1,750
Less: reclassification adjustment for gains in net income	—	(30)	(9,899)
Increase (decrease) in fair value of cash flow hedge	3,563	(1,017)	—
Less: reclassification adjustment for amounts recognized in net income	(1,346)	(224)	—
Total other comprehensive income (loss)	1,983	374	(8,149)
Comprehensive income	109,165	91,272	72,983
Less: comprehensive income attributable to noncontrolling interest	(999)	(167)	—
Comprehensive income attributable to common stockholders	$108,166	$91,105	$72,983

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$107,182	$90,898	$81,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,658	16,981	11,992
Amortization	247	320	581
Straight-line rental income	(6,560)	(3,664)	(3,778)
Non-cash interest income on construction loan	—	—	(1,082)
Write-off of debt issuance costs	416	—	—
Loan and realty losses (recoveries), net	1,976	(2,195)	(99)
Gain on sale of real estate	(22,258)	(11,966)	(3,348)
Gain on payoff of mortgage note	—	(4,605)	—
Gain on purchase liability settlement	(3,256)	—	—
Net realized gains on sales of marketable securities	—	(30)	(9,899)
Share-based compensation	2,339	2,168	3,087
Change in fair value of interest rate swap agreement	—	—	1,197
Income from equity-method investee	(324)	(45)	—
Change in operating assets and liabilities:
Equity-method investment and other assets	(659)	(745)	(3,236)
Accounts payable and accrued expenses	2,495	(512)	95
Deferred income	1,937	(339)	212
Net cash provided by operating activities	104,193	86,266	76,854
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(11,082)	(16,241)	(6,566)
Collection of mortgage and other notes receivable	18,976	17,463	4,540
Investment in real estate	(635,971)	(110,601)	(75,806)
Investment in real estate development	(11,926)	—	—
Investment in renovations of existing real estate	(6,773)	—	—
Receipt of earnest money deposit	—	—	525
Investment in equity-method investment	—	(8,309)	—
Payment of real estate purchase liability	—	(5,222)	—
Proceeds from disposition of real estate properties	20,952	22,975	8,971
Proceeds from sales of marketable securities	—	125	12,862
Net cash used in investing activities	(625,824)	(99,810)	(55,474)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	103,000	(33,300)	59,535
Borrowings on term loan	330,000	120,000	50,000
Payments of term loans	(99,655)	—	(50,000)
Debt issuance costs	(5,867)	(766)	—
Proceeds from equity offering, net	282,542	—	—
Proceeds from exercise of stock options	146	(2)	200
Distributions to noncontrolling interest	(1,250)	(177)	—
Dividends paid to stockholders	(85,145)	(78,925)	(67,893)
Net cash provided by (used in) financing activities	523,771	6,830	(8,158)

Increase (Decrease) in cash and cash equivalents	2,140	(6,714)	13,222
Cash and cash equivalents, beginning of period	9,172	15,886	2,664
Cash and cash equivalents, end of period	$11,312	$9,172	$15,886

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Supplemental disclosure of cash flow information:
Interest paid	$8,342	$3,449	$2,156
Supplemental disclosure of non-cash investing and financing activities:
Settlement of mortgage note by real estate acquisition	$13,741	$—	$—
Lease escrow deposits	$22,775	$—	$—
Escrow deposit for tax deferred exchange	$23,813	$—	$—
Conditional consideration in asset acquisition	$1,600	$—	$5,478
Accounts payable increase due to investments in real estate	$3,086	$—	$—
Discount on mortgage note receivable purchased	$—	$—	$204
Assumption of debt in real estate acquisition, at fair value	$80,528	$19,250	$—
Noncontrolling interest conveyed in acquisition	$—	$10,964	$—
Assignment of net assets in equity-method investee	$817	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2010	27,689,392	$277	$462,392	$(35,499)	$15,330	$442,500	$—	$442,500
Total comprehensive income	—	—	—	81,132	(8,149)	72,983	—	72,983
Shares issued on stock options exercised	61,816	1	199	—	—	200	—	200
Share-based compensation	—	—	3,087	—	—	3,087	—	3,087
Dividends declared, $2.715 per common share	—	—	—	(75,285)	—	(75,285)	—	(75,285)
Balances at December 31, 2011	27,751,208	$278	$465,678	$(29,652)	$7,181	$443,485	$—	$443,485
Total comprehensive income	—	—	—	90,731	374	91,105	167	91,272
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	10,964	10,964
Distributions to noncontrolling interest	—	—	—	—	—	—	(266)	(266)
Shares issued on stock options exercised	106,009	1	(3)	—	—	(2)	—	(2)
Share-based compensation	—	—	2,168	—	—	2,168	—	2,168
Dividends declared, $2.86 per common share	—	—	—	(79,574)	—	(79,574)	—	(79,574)
Balances at December 31, 2012	27,857,217	$279	$467,843	$(18,495)	$7,555	$457,182	$10,865	$468,047
Total comprehensive income	—	—	—	106,183	1,983	108,166	999	109,165
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,250)	(1,250)
Issuance of common stock, net	5,175,000	51	282,490	—	—	282,541	—	282,541
Shares issued on stock options exercised	18,959	—	146	—	—	146	—	146
Share-based compensation	—	—	2,339	—	—	2,339	—	2,339
Assignment of net assets in equity-method investee	—	—	817	—	—	817	—	817
Dividends declared, $2.90 per common share	—	—	—	(84,645)	—	(84,645)	—	(84,645)
Balances at December 31, 2013	33,051,176	$330	$753,635	$3,043	$9,538	$766,546	$10,614	$777,160

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The Company - National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation incorporated and publicly listed in 1991, is a real estate investment trust (“REIT”) specializing in financing healthcare real estate by purchase and leaseback transactions, RIDEA transactions and mortgage loans. Our investments include senior housing (assisted living, memory care, independent living and senior living campuses), skilled nursing, medical office buildings and specialty hospitals. Revenue is derived primarily from rental income on leased properties, interest income on mortgage loans and income from investments in the securities of other healthcare REITs.

Principles of Consolidation - The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and the joint venture entity over which we exercise control. All inter-company transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests.

We apply Financial Accounting Standards Board ("FASB") guidance for our arrangements with variable interest entities ("VIEs") which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At December 31, 2013, we held an interest in one unconsolidated VIE, of which we were not the primary beneficiary.

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

Equity-Method Investment - We report our TRS' investment in an unconsolidated entity, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this method of accounting, our pro rata share of the entity's earnings or losses is included in our Consolidated Statements of Income. Additionally, we adjust our investment carrying amount to reflect our share of changes in an equity-method investee's capital resulting from its capital transactions.

The initial carrying value of our equity-method investment is based on the fair value of the net assets of the entity at the time we acquired our interest. We estimate fair values of the net assets of our equity-method investee based on discounted cash flow models. The inputs we use in these models are based on assumptions that we believe to be within a reasonable range of current market rates for the respective investments.

We evaluate our equity-method investment for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may exceed the fair value. If it is determined that a decline in the fair value of our investment is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. The determination of the fair value of our equity-method investments involve significant judgment. Our estimates consider all available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors.

Noncontrolling Interest - We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interest and classify such interest as a component of consolidated equity, separate from total NHI stockholders' equity, in our Consolidated Balance Sheets. In addition, we include net income attributable to the noncontrolling interest in net income in our Consolidated Statements of Income.

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

Rental Income - Base rental income is recognized using the straight-line method over the term of the lease. Under certain leases, we receive additional contingent rent, which is calculated on the increase in revenues of the lessee over a base year or base quarter. We recognize contingent rent annually or quarterly when, based on the actual revenues of the lessee, receipt of such income is probable since the target threshold has been achieved. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year, are considered to be contingent rentals and are excluded from minimum lease payments.

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

We identify a lease as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the related cash is received. As of December 31, 2013, we had not identified any of our leases as non-performing.

Mortgage Interest Income - Mortgage interest income is recognized based on the interest rates and principal amounts outstanding on the mortgage notes receivable. Under certain mortgages, we receive additional contingent interest, which is calculated on the increase in the current year revenues of a borrower over a base year. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received. As of December 31, 2013, we had not identified any of our mortgages as non-performing.

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

Derivatives - In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. We have periodically chosen to manage this risk through the use of derivative financial instruments, primarily interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows.

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

Our tax returns filed for years beginning in 2010 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of income tax expense.

Segment Disclosures - We are in the business of owning and financing health care properties. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

New Accounting Pronouncements - In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB Topic 220, Comprehensive Income, which requires entities to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

In July 2013 the FASB issued ASU 2013-10, Derivatives and Hedging, which amends Topic 815. ASU 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to U.S. Treasury and LIBOR. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on our consolidated financial statements.

NOTE 2. REAL ESTATE

As of December 31, 2013, we owned 157 health care real estate properties located in 30 states and consisting of 91 senior housing communities, 61 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, independent living facilities, and senior living campuses. These investments (excluding our corporate office of $882,000) consisted of properties with an original cost of approximately $1,421,120,000, rented under triple-net leases to 23 lessees.

Acquisitions and New Leases of Real Estate

During the year ended December 31, 2013, we made the following real estate investments and commitments as described below (dollars in thousands):

Operator	Properties	Asset Class	Amount
Holiday Acquisition Holdings LLC	25	Senior Housing	$492,959
Bickford Senior Living/RIDEA Structure	17	Senior Housing	137,459
National Healthcare Corporation	7	Skilled Nursing	37,417
Fundamental Long Term Care Holdings, LLC	2	Skilled Nursing	27,750
Chancellor Health Care, LLC	2	Senior Housing	17,000
Emeritus Senior Living	1	Senior Housing	15,300
Discovery Senior Living	1	Senior Housing	12,000
			$739,885

Holiday

In December 2013 we acquired 25 independent living facilities from Holiday Acquisition Holdings LLC (“Holiday”), an affiliate of Holiday Retirement, for $491,000,000 plus transaction costs of $1,959,000. Because the Holiday facilities were owner operated, we accounted for the transaction as an asset purchase. The total purchase price was allocated to the assets acquired based upon their relative fair values, preliminarily estimated as $21,700,000 to land and $471,259,000 to buildings and improvements. No intangibles were identified in the acquisition. Such allocations have not been finalized as we await conclusive asset valuations and, as such, the results of the allocation are preliminary and subject to adjustment. This portfolio is located in 12 states from New Jersey to California. We have leased this portfolio to NH Master Tenant, LLC, a subsidiary of Holiday, who continues to operate the facilities pursuant to a management agreement with a Holiday-affiliated manager.

The Master Lease term of 17 years began in December 2013 and provides for initial base rent of $31,915,000 plus annual escalators of 4.5% in the first 3 years and a minimum of 3.5% each year thereafter. Because the facilities were owner-occupied, we accounted for the acquisition as an asset purchase. Holiday's obligations to us under the master lease are guaranteed by its indirect parent, Holiday AL Holdings, LP.

We funded this acquisition with proceeds of a $250,000,000 term loan described in Note 7 to the consolidated financial statements and proceeds from the sale of 5,175,000 shares of our common stock having net proceeds of $282,542,000, after deducting $12,500,000 in underwriting discounts, commissions and other offering expenses.

Bickford

As of December 31, 2013, we owned an 85% equity interest and an affiliate of Bickford Senior Living ("Bickford") owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 29 assisted living/memory care facilities and also has 1 facility under construction. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85% ownership interest, but do not control. Our joint venture is structured to comply with the provisions of RIDEA.

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

As described above, the current annual contractual rent from OpCo to PropCo is $18,836,000, plus fixed annual escalators. During the quarter ended December 31, 2013, PropCo completed major construction and received certificates of occupancy on two assisted living facilities which were under development. Under the terms of the current development lease agreement, NHI continues to receive rent of 9% on the total amount of development costs, including land, which totaled $17,796,000 at December 31, 2013.

Of our total revenue from continuing operations, $14,586,000 (12%), $5,164,000 (6%) and $4,235,000 (5%) were recorded as rental income from Bickford for the years ended December 31, 2013, 2012, and 2011, respectively.

NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. At December 31, 2013, PropCo had purchased land and begun construction on one assisted living/memory care facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $2,712,000.

For the 14 Care properties acquired in a business combination and discussed above, the unaudited pro forma revenue, net income and net income available to common stockholders of the combined entity is provided below had the acquisition date been January 1, 2012 (in thousands):

	2013	2012
Revenue	$122,923	$103,670
Net income	$103,943	$91,515
Net income available to common stockholders	$103,869	$91,397
Basic earnings per common share	$3.66	$3.29
Diluted earnings per common share	$3.66	$3.28

Supplemental pro forma information above includes revenues from the newly executed lease with OpCo, recognized on a straight-line basis, depreciation, and appropriate interest costs.

Our revenue from continuing operations and our net income include $5,258,000 and $363,000, respectively, from the 14 Care properties for the year ended December 31, 2013.

NHC

Of our total revenue from continuing operations, $34,756,000 (29%), $33,056,000 (35%) and $32,619,000 (39%) in 2013, 2012 and 2011, respectively, were derived from National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. At December 31, 2013, we leased 42 health care facilities to NHC consisting of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). The master lease agreement with NHC originally dated October 17, 1991, has since been amended to extend the lease expiration 5 years to December 31, 2026. There are two additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the lease, rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. We refer to this additional rent component as “percentage rent.”

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current year	$2,275	$1,530	$1,530
Prior year final certification[1]	746	997	560
Total percentage rent	$3,021	$2,527	$2,090
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

In December 2012 NHI entered into an agreement with NHC to sell six skilled nursing facilities for $21,000,000 in cash. The properties had a carrying value of $1,611,000. The sale was completed on August 31, 2013, and resulted in a gain for financial statement purposes of $19,370,000 after transaction costs of $19,000. We plan to defer recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code. The results of operation of the facilities sold were classified as discontinued operations for all periods presented in our Consolidated Statements of Income. Upon the sale of these facilities and prior to the acquisition described below, NHI's annual base rent of $33,700,000 was reduced to $30,750,000.

On August 30, 2013, NHI acquired seven skilled nursing facilities (and one vacant assisted living facility) in Massachusetts and New Hampshire from former not-for-profit borrower ElderTrust of Florida, Inc. (“ElderTrust”) for consideration of $37,417,000 consisting of $23,676,000 in cash, inclusive of closing costs, and the cancellation of notes receivable from ElderTrust with a principal balance of $13,741,000. Beginning September 1, 2013, the facilities were placed under a new triple net lease to the current manager, NHC, for a period of 15 years commencing with a lease amount of $350,000 for the remainder of 2013. In 2014, the lease provides for a base annual rental of $3,450,000. Under the terms of the lease, rent escalates 4% of the increase in each facility's revenue over the 2014 base year. Because ElderTrust was the owner and operator of the facilities, we accounted for the transaction as an asset purchase. During the last three years of the lease, NHC will have the option to purchase the facilities for $49,000,000.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which continued to be probable as of December 31, 2013. The facilities, which total 254 beds, have been leased to affiliates of Fundamental Long Term Care Holdings, LLC (“Fundamental”) for an initial term of 10 years at a lease rate of 9% plus annual fixed escalators. The lease includes three 5-year renewal options at the terms which exist upon renewal. Because the Corinth facility was owner-operated, the acquisition of the Corinth facility was accounted for as an asset purchase.

Because Fundamental was the current lessee, we accounted for acquisition of the 100% interest in the real estate operation of the Canton facility using the acquisition method as prescribed by FASB Topic 805, Business Combinations ("ASC Topic 805"). As part of this transaction, we recognized all identifiable tangible assets at fair value at the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $420,000 of the purchase price to the fair value of the land, $11,659,000 to the fair value of building and improvements, $671,000 to the fair value of equipment and expensed $147,000 in transaction costs which were paid at closing.

In December 2013, we sold three older skilled nursing facilities to affiliates of our current tenant, Fundamental, for $18,500,000. The properties had a carrying value of $17,068,000. We plan to defer recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the internal Revenue Code. Our lease revenue from these facilities was $3,316,000, $3,231,000, and $3,067,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Chancellor

In October 2013, we completed a $9,000,000 acquisition of a 63-unit senior housing community in Baltimore, Maryland, and leased the facility to Chancellor Health Care, LLC for an initial term of seven years, plus renewal options. The lease rate in the first year is 8% plus a fixed annual escalator. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase. We also committed to provide up to $500,000 for renovations and improvements which will be added to the basis on which the lease amount is calculated.

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

Emeritus

In July 2013 we completed a $15,300,000 acquisition of The Inn at Halcyon Village in Marysville, Ohio ("Halcyon"). The 76-unit assisted living and memory care community is leased to Emeritus Senior Living for an initial term of 15 years with an option to extend. Rent in the first year of the lease will be $1,140,000. Annual fixed escalators begin in the third lease year. Because Halcyon was owner-operated, we accounted for the acquisition as an asset purchase.

Discovery

In September 2013 we completed a $12,000,000 acquisition of Regency Pointe Retirement Community in Rainbow City, Alabama. The 120-unit senior housing community is leased to Discovery Senior Living ("Discovery") for an initial term of 15 years, with three 5-year renewal options. Rent in the first year of the lease is $942,000 plus annual fixed escalators thereafter. As a lease inducement, upon achieving certain operating metrics, Discovery will be eligible over years two, three and four of the lease for contingent payments totaling up to $2,500,000 which, if paid, will be amortized as an adjustment to rental income over the remaining lease term. As of December 31, 2013, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements. Because Regency Pointe was owner-operated, we accounted for the acquisition as an asset purchase.

Disposition

In October 2013, our current tenant, Weatherly Associates, LLC, exercised their option to purchase a senior housing facility in Pennsylvania for $5,315,000. The property had a carrying value of $3,591,000. We plan to defer recognition of the tax gain on the sale of this facility by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code. Our lease revenue from the facility was $353,000, $403,000, and $403,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Future Minimum Lease Payments

At December 31, 2013, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with our tenants are as follows (in thousands):

2014	$137,717
2015	135,704
2016	135,453
2017	134,419
2018	122,562
Thereafter	1,164,051
$1,829,906

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	As of December 31,
	2013	2012
Equity-method investment in OpCo	$9,494	$8,353
Loan costs and prepaid expenses, net	7,596	1,838
Accounts receivable and other assets	2,272	1,815
Replacement reserve and tax escrows - Fannie Mae	706	—
Lease escrow deposits	22,775	—
Escrow deposit for tax deferred exchange	23,813	—
Escrow deposit for real estate purchase	—	166
	$66,656	$12,172

Upon the acquisition of our equity method investment in OpCo, in 2012, our purchase price was allocated to the assets acquired based upon their estimated relative fair values. Accounting guidance for equity method investments requires that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as though OpCo were a consolidated subsidiary. Accordingly, the excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment. When we acquired the Bickford properties in June 2013, an assignment was entered into whereby the operations of the 17 facilities were conveyed by an affiliate of Bickford to OpCo. The transaction mandated the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities as of the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis resulting in an adjustment, through NHI's capital in excess of par value to our equity method investment in OpCo, of $817,000. We monitor and periodically review our equity method investment in OpCo for impairment to determine whether a decline, if any, in the value of the investment is other-than temporary. We noted no decline in value as of December 31, 2013.

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at December 31, 2013, due to our investment in OpCo, would be limited to our equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared during the years ended December 31, 2013 and 2012.

At December 31, 2013, we had real estate sales proceeds of $23,813,000 held with a qualified intermediary for the purpose of using the funds toward a future purchase of real estate and completing a tax-deferred exchange within the rules of Section 1031 of the Internal Revenue Code.

At December 31, 2013, we held lease escrow deposits of $22,775,000 in regard to our lease with Holiday. The Holiday deposits include $21,275,000 as a lease security deposit which remains for the term of the 17-year lease commencing in December 2013 and is payable to Holiday at the end of the lease term. The remaining $1,500,000 is reserved for specified capital improvements.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At December 31, 2013, we had investments in mortgage notes receivable with a carrying value of $34,926,000 secured by real estate and UCC liens on the personal property of 11 health care properties and other notes receivable with a carrying value of $27,082,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2012, we had investments in mortgage notes receivable with a carrying value of $68,214,000 and other notes receivable with a carrying value of $16,036,000. No allowance for doubtful accounts was considered necessary at December 31, 2013 or December 31, 2012.

In September 2012 we evaluated the recoverability of the mortgage notes receivable due from SeniorTrust of Florida, Inc., a Tennessee non-profit organization. Using a discounted cash flow analysis, we evaluated the declining net operating income of SeniorTrust over the previous twelve months and recognized an impairment to the carrying value of the SeniorTrust notes in the total amount of $2,300,000 reducing the SeniorTrust notes receivable to a carrying value of $19,037,000 at December 31, 2012.

Due to non-receipt of contractual payments, in March 2013 we re-evaluated the recoverability of the SeniorTrust notes and recognized an impairment to the carrying value in the total amount of $4,037,000, thereby reducing the carrying value of the SeniorTrust notes receivable to $15,000,000.

In June 2013 we received full payment of $15,000,000 on the SeniorTrust notes.

In August 2013 the mortgage notes receivable due from ElderTrust of Florida, Inc. with an aggregate principal balance of $13,741,000 were applied to the purchase price of seven skilled nursing facilities in Massachusetts and New Hampshire. See Note 8 for more information on our transactions with SeniorTrust and ElderTrust.

In July 2013 we extended a $9,200,000 loan to Bickford to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a two year maturity plus a one year extension option with 12% annual interest. As a result of this transaction, PropCo acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan.

In September 2013 we received $3,293,000 as full payment upon the final maturity of a mortgage note secured by a skilled nursing facility located in Georgia. Of the amount received, we recorded $2,061,000 as a recovery of a previous writedown.

In October 2013 we provided a $2,500,000 second mortgage loan to an affiliate of Discovery for the construction of a 120-unit senior housing community in Naples, Florida. Construction began in the fourth quarter of 2013. The loan is guaranteed by principals of Discovery and has a five-year maturity with monthly payments of interest at a 12% annual rate.

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

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We received $3,273,000 in preferred dividends from LTC (a publicly-traded REIT) for each of the years ended December 31, 2013, 2012 and 2011, on our investment in 2,000,000 shares of their cumulative preferred stock carried at its original cost of $38,132,000. The preferred stock, which was purchased in September 1998, is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Consolidated Balance Sheets. The non-voting preferred stock is convertible into 2,000,000 shares of LTC common stock whose closing price at December 31, 2013 was $35.39 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. While not the fair value of our preferred stock investment, we provide the above information as pertinent to the reader's estimation of the fair value of our investment. In accordance with ASC Topic 825 Financial Instruments, paragraph 10-50 Disclosure-Overall, we have determined that due to excessive costs, it is not practicable to estimate the fair value of our cost basis investment in preferred stock because of inherent subjectivities in refining the estimate to a degree that is likely to materially augment the information provided above. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value.

NOTE 6. INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities which are reported at fair value. Unrealized gains and losses on available-for-sale securities are presented as a component of accumulated other comprehensive income. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$12,650	$4,088	$12,884

Gross unrealized gains related to available-for-sale securities were $8,562,000 at December 31, 2013 and $8,796,000 at December 31, 2012.

During 2011, we sold 381,000 common shares of LTC and sold 96,330 shares of convertible preferred stock of NHC and recognized gains totaling $8,809,000.

During 2011, we recognized a gain of $1,090,000 on the sale of 50,000 common shares of Nationwide Health Properties, Inc. (“NHP”) in exchange for 39,330 common shares of Ventas, Inc. (“Ventas”) upon the acquisition of NHP by Ventas.

During 2013, 2012, and 2011 we recognized $667,000, $628,000, and $822,000, respectively, of dividend income from our marketable securities and have included these amounts in investment income and other in the Consolidated Statements of Income.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Revolving credit facility - unsecured	$167,000	$64,000
Bank term loans - unsecured	370,000	120,000
Bank term loan - secured	—	19,250
Fannie Mae term loans - secured (including a premium of $1,756)	80,080	—
	$617,080	$203,250

On June 28, 2013, we entered into a $370,000,000 unsecured credit facility which includes a 5-year revolving credit facility (inclusive of a 1-year extension option) of $250,000,000 with interest initially at 140 basis points over LIBOR and $120,000,000 of 7-year term loans with interest initially at 150 basis points over LIBOR. The facility also includes an uncommitted incremental facility feature allowing for an additional $130,000,000 of borrowings. The credit facility was provided by Wells Fargo, Bank of Montreal, KeyBank, and Bank of America, with Pinnacle National Bank as a participating bank. At December 31, 2013, we had $83,000,000 available to draw on the revolving portion of the credit facility. Quoted 30-day LIBOR was 17 basis points on December 31, 2013. The unused commitment fee is 35 basis points per annum. The new facility replaces a smaller credit facility that originated on May 1, 2012 and provided for $320,000,000 of total borrowing capacity. Interest rates are referenced to our Consolidated Leverage Ratio, as defined, and were adjusted in December 2013 to 165 basis points over LIBOR for the revolving credit facility and 175 basis points over LIBOR for the term loans to give effect to debt undertaken in conjunction with our Holiday acquisition. The revolving credit facility has a maximum applicable rate of 190 basis points over LIBOR and the term loans have a maximum applicable rate of 200 basis points over LIBOR.

To provide a portion of the funding for the Holiday acquisition described in Note 2, we entered into a $250,000,000 term loan with a syndicate of banks led by Wells Fargo. Interest is 175 basis points over LIBOR and the loan has the same maturity as our revolving credit facility.

As part of the Care acquisition described in Note 2, we assumed Fannie Mae mortgage loans, with principal balances of $71,090,000 and $7,234,000 on December 31, 2013, which have interest at rates of 6.85% and 7.17%, respectively, and mature on July 1, 2015 (prepayable without penalty after December 31, 2014).

The unsecured credit facility mentioned above requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been well within the limits required by the credit facility agreements.

The following table summarizes interest expense (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest expense	$8,523	$3,172	$2,070
Amortization of loan costs	706	320	581
Change in fair value of interest rate swap agreement	—	—	1,197
Total interest expense	$9,229	$3,492	$3,848

Amortization of loan costs for 2013 includes $416,000 which was written off as a result of modifications we made to the credit facility.

In August 2013, we used our revolving credit facility to pay off a $19,250,000 secured bank loan which provided for interest at 300 basis points over LIBOR.

Interest Rate Swap Agreements

We have entered into interest rate swap agreements to fix the interest rates on the $80,000,000 and $40,000,000 7-year term loans. The critical terms of this swap agreement are essentially identical to those of the 7-year term loans and thus, in accordance with ASC Topic 815 Derivative Instruments and Hedging Activities, the swap is considered a perfectly effective "cash flow hedge." Accordingly, changes in the fair value of this cash flow hedge are included in accumulated other comprehensive income rather than net income in our Consolidated Statements of Income. If the fair value of the hedge is an asset, we include it in our Consolidated Balance Sheets in other assets, and, if a liability, as a component of accrued expenses.

Below is a summary of our swap agreements at December 31, 2013 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$544
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$431

See Note 14 for fair value disclosures about our Fannie Mae mortgage loan and interest rate swap agreements.

On November 1, 2011, we terminated a previous interest rate swap agreement. Interest in 2011 reflected the change in fair value of the interest rate swap agreement.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

At December 31, 2013, our subsidiary PropCo had purchased land and begun construction on one assisted living facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $2,712,000. NHI entered into a commitment of $2,785,000 on a letter of credit for the benefit of our joint venture partner, an affiliate of Bickford, on February 6, 2014.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. We expect to begin construction during the first quarter of 2014. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care, who has been operating the campus since 1993. We also committed to provide up to $500,000 for renovations and improvements related to our recent acquisition of a 63-unit senior housing community in Baltimore, Maryland which we have leased to Chancellor Health Care. We expect to begin renovations during the first quarter of 2014.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics, which continued to be probable as of December 31, 2013.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years. Total construction costs incurred as of December 31, 2013 were $5,838,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Legend Healthcare

In October 2011, we completed a purchase/leaseback of four skilled nursing facilities in Texas with affiliates of Legend Healthcare, LLC (“Legend”) for $55,278,000, including consideration of $5,478,000 which was contingent on the achievement of certain operating metrics. In December 2012, we funded $2,222,000 of this contingent consideration. We had previously anticipated the remaining $3,256,000, which was recorded as a purchase liability, to be funded. During the quarter ended December 31, 2013, we determined that Legend had not achieved the required operating metrics and therefore would not qualify for this remaining consideration. As a result, we have recorded a gain of $3,256,000 on the settlement of this purchase liability and have included this amount in investment and other gains in our Consolidated Statements of Income.

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

We had previously committed to fund a $3,500,000 expansion and renovation program in connection with our August 2012 acquisition of the senior living campus in Silverdale, Washington leased to Santé. As of December 31, 2013, we had fully funded this commitment, which was added to the basis on which the lease amount is calculated. Also in connection with our Silverdale, Washington senior living campus, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon obtaining, and maintaining, a specified lease coverage ratio. If earned, the first payment would be due after the second lease year and the second payment would be due after the third lease year. At acquisition, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000, which is recorded as a purchase liability.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining, and maintaining, a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. As of December 31, 2013, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

Litigation

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

In April 2013, NHI, NHC and the receiver for ElderTrust and SeniorTrust entered into a settlement agreement resolving all remaining issues. The settlement agreement also resolved the OTAG investigation and was approved by the Court on May 3, 2013. Thus, the investigation has now been resolved with respect to all three of the not-for-profit corporations. The settlement agreement provided that SeniorTrust pay NHI $15,000,000 in cash in full settlement of the notes receivable between NHI and SeniorTrust, which payment was made on June 27, 2013.

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

NOTE 9. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gain on payoff of mortgage note receivable	$—	$4,605	$—
Gains on sales of marketable securities	—	30	9,899
Gain on purchase liability settlement	3,256	—	—
Other gains	50	242	362
	$3,306	$4,877	$10,261

NOTE 10. SHARE-BASED COMPENSATION

We recognize share-based compensation for all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model, and all restricted stock granted over the requisite service period using the market value of our publicly-traded common stock on the date of grant.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of December 31, 2013, there were 1,140,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to five years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of December 31, 2013, there were 20,635 shares available for future grants under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

The NHI 1997 Stock Option Plan (“the 1997 Plan”) provides for the granting of options to key employees and directors of NHI to purchase shares of common stock at a price no less than the market value of the stock on the date the option is granted. As of December 31, 2013, no shares were available for future grants under this plan. The term of the options outstanding under the 1997 Plan is five years from the date of the grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the year ended December 31, 2013 was $2,339,000, all of which related to outstanding stock options, as compared to $2,168,000 for the year ended December 31, 2012, consisting of $2,167,000 for stock options and $1,000 for restricted stock and is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

The weighted average fair value per share of options granted was $6.41, $6.36 and $9.91 for 2013, 2012 and 2011, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012	2011
Dividend yield	4.5%	6.0%	5.9%
Expected volatility	23.8%	32.0%	4.6%
Expected lives	2.8 years	3.9 years	3.9 years
Risk-free interest rate	0.35%	0.32%	1.11%

Stock Option Activity

The following tables summarize our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding December 31, 2010	384,507	$33.24
Options granted under 2005 Plan	340,000	$46.11
Options exercised under 1997 Plan	(15,000)	$23.79
Options exercised under 2005 Plan	(183,417)	$32.69
Options forfeited under 2005 Plan	(16,668)	$41.52
Outstanding December 31, 2011	509,422	$42.03
Options granted under 2005 Plan	340,000	$47.52
Options exercised under 1997 Plan	(19,266)	$33.26
Options exercised under 2005 Plan	(618,481)	$43.63
Outstanding December 31, 2012	211,675	$46.60
Options granted under 2005 Plan	360,000	$64.49
Options exercised under 2005 Plan	(55,001)	$45.31
Outstanding December 31, 2013	516,674	$59.20	3.77	$1,417,000

Exercisable December 31, 2013	323,330	$59.19	3.71	$901,848

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/22/2011	15,000	$45.58	2.15
2/25/2011	33,336	$46.22	2.15
2/21/2012	108,338	$47.52	3.15
2/25/2013	360,000	$64.49	4.16

Outstanding December 31, 2013	516,674

The weighted average remaining contractual life of all options outstanding at December 31, 2013 is 3.8 years. Including outstanding stock options, our stockholders have authorized an additional 1,677,309 shares of common stock that may be issued under the share-based payments plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2012	176,675	$8.09
Options granted under 2012 Plan	360,000	$6.41
Options vested under 2005 Plan	(343,331)	$6.97

Non-vested December 31, 2013	193,344	$6.95

At December 31, 2013, we had $416,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2014 - $375,000 and 2015 - $41,000. Stock-based compensation is included in general and administrative expense in the Consolidated Statements of Income.

The intrinsic value of the total options exercised for the years ended December 31, 2013, 2012 and 2011 was $1,084,000 or $19.71 per share; $5,527,000 or $8.67 per share, and $2,567,000 or $12.94 per share, respectively.

Restricted Stock Activity

The following table summarizes our restricted stock activity:

	Number of Shares	Weighted Average Remaining Vesting Period (Years)	Aggregate Intrinsic Value
Non-vested at December 31, 2010	3,175	0.54	$143,000
Vested during the period	(1,925)
Non-vested at December 31, 2011	1,250	0.10	$55,000
Vested during the period	(1,250)
Non-vested at December 31, 2012	—
Vested during the period	—
Non-vested at December 31, 2013	—

At December 31, 2013, we had no unrecognized compensation cost related to unvested restricted stock.

NOTE 11. DISCONTINUED OPERATIONS

We have reclassified, for all periods presented, the operations of facilities meeting the accounting criteria for properties being sold or held for sale as discontinued operations.

In December 2013, we sold three older skilled nursing facilities to affiliates of our current tenant, Fundamental, for $18,500,000. The properties had a carrying value of $17,068,000. We plan to defer recognition of the tax gain on the sale of these facilities by utilizing the like-kind exchange rules under Section 1031 of the internal Revenue Code. Our lease revenue from these facilities was $3,316,000, $3,231,000, and $3,067,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Pursuant to the purchase option, rents associated with the two remaining properties will be fixed at $250,000 per month, without escalation, through the first renewal term in February 2016.

In January 2011, we completed the sale of a skilled nursing facility in Texas to the current tenant, Fundamental, for $4,500,000 that had a carrying value of $4,039,000. Our lease revenue from the facilities was $43,000 for the year ended December 31, 2011.

In October 2013, our current tenant, Weatherly Associates, LLC, exercised their option to purchase a senior housing facility in Pennsylvania for $5,315,000. The sale was completed in December 2013. The property had a carrying value of $3,591,000 resulting in a gain for financial statement purposes. We plan to defer recognition of the tax gain on the sale of this facility by utilizing the like-kind exchange rules under Section 1031 of the Internal Revenue Code. Our lease revenue from the facility was $353,000, $403,000, and $403,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

In August 2013 we sold six older skilled nursing facilities to NHC for $21,000,000 and recorded a gain for financial statement purposes of $19,370,000 after selling costs of $19,000. Our lease revenue from the facilities was $2,294,000, $3,368,000 and $3,377,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

In December 2012, our tenant, Sunrise Senior Living, exercised its option to purchase our assisted living facility in Edison, New Jersey. Our lease revenue from the facility was $1,302,000 and $1,372,000 for the years ended December 31, 2012 and 2011, respectively.

In August 2011, we sold an assisted living facility located in Daytona Beach, Florida to the current tenant. The net gain on the sale of these facilities was $1,048,000 for financial statement purposes. Our lease revenue from the facilities was $202,000 and for the year ended December 31, 2011.

In February 2011, we sold two medical office buildings to our current tenant. The net gain on the sale of these facilities was $1,838,000 for financial statement purposes. Our lease revenue from the facilities was $41,000 for the year ended December 31, 2011.

Income from discontinued operations is summarized below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$5,962	$8,304	$8,505
Other income	21	3	4
Expenses:
Depreciation	557	2,209	542
Operating income	5,426	6,098	7,967
Gain on sale of real estate	22,258	11,966	3,348
Total discontinued operations	$27,684	$18,064	$11,315

Weighted average common shares outstanding:
Basic	28,362,398	27,811,813	27,719,096
Diluted	28,397,702	27,838,720	27,792,592

Discontinued operations income per share:
Basic	$.97	$.65	$.41
Diluted	$.97	$.65	$.41

NOTE 12. EARNINGS AND DIVIDENDS PER SHARE

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations attributable to common stockholders	$78,499	$72,667	$69,817
Discontinued operations	27,684	18,064	11,315
Net income attributable to common stockholders	$106,183	$90,731	$81,132

BASIC:
Weighted average common shares outstanding	28,362,398	27,811,813	27,719,096

Income from continuing operations per common share	$2.77	$2.61	$2.52
Discontinued operations per common share	.97	.65	.41
Net income per common share	$3.74	$3.26	$2.93

DILUTED:
Weighted average common shares outstanding	28,362,398	27,811,813	27,719,096
Stock options and restricted shares	35,304	26,907	73,496
Average dilutive common shares outstanding	28,397,702	27,838,720	27,792,592

Income from continuing operations per common share	$2.77	$2.61	$2.51
Discontinued operations per common share	.97	.65	.41
Net income per common share	$3.74	$3.26	$2.92

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the average market price for our common shares	23,883	—	16,758

Regular dividends declared per common share	$2.90	$2.64	$2.495
Special dividends declared per common share[1]	$—	$.22	$.22

[1] Special dividends are paid in January following the year in which they are declared

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

Per share dividend payments to common stockholders for the last three years are characterized for tax purposes as follows:

(Unaudited)	2013	2012	2011
Ordinary income	$2.85895	$2.62870	$2.32042
Capital gain	0.16493	0.01130	0.32494
Return of capital	0.09612	—	0.06964
Dividends paid per common share	$3.12	$2.64	$2.715

Our consolidated provision for state and federal income tax for the years ended 2013, 2012, and 2011 was $267,000, $137,000, and $96,000, respectively. For the years ended 2013, 2012, and 2011 we had no material deferred state or federal income tax.

Current taxes for 2013 of $128,000 relates to our equity interest in the unconsolidated operating company whose interest is owned by our TRS described above, plus $139,000 from a franchise tax levied by the state of Texas that has attributes of an income tax. For 2012, tax expense of $20,000 relates to our equity interest in the unconsolidated operating company and $117,000 relates to the Texas franchise tax. The tax expense for 2011 relates entirely to such tax levied in Texas. Our income taxes described above are combined in franchise, excise and other taxes in our Consolidated Statements of Income.

We made state income tax payments of $129,000, $96,000,and $82,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 1) on a recurring basis include marketable securities, derivative financial instruments and contingent consideration arrangements. Marketable securities consist of common stock of other healthcare REITs. Derivative financial instruments include our interest rate swap agreements. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving both business combinations.

Marketable securities. We utilize quoted prices in active markets to measure debt and equity securities; these items are classified as Level 1 in the hierarchy and include the common and preferred stock of other healthcare REITs.

Derivative financial instruments. Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Contingent consideration. Contingent consideration arrangements are classified as Level 3 and are valued using unobservable inputs about the nature of the contingent arrangement and the counter-party to the arrangement, as well as our assumptions about the probability of full settlement of the contingency.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	December 31, 2013	December 31, 2012
Level 1
Common stock of other healthcare REITs	Marketable securities	$12,650	$12,884

Level 2
Interest rate swap asset	Other assets	$975	$—
Interest rate swap liability	Accrued expenses	$—	$1,241

Level 3
Contingent consideration	Real estate purchase liabilities	$—	$3,256

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2013
Contingent consideration	$3,256	$—	$—	$(3,256)	$—	$—

2012
Contingent consideration	$5,478	$—	$—	$(2,222)	$3,256	$—

Carrying values and fair values of financial instruments that are not carried at fair value at December 31, 2013 and December 31, 2012 in the Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2013	2012	2013	2012
Level 2
Variable rate debt	$537,000	$203,250	$537,000	$203,250
Fixed rate debt	$80,080	$—	$79,365	$—

Level 3
Mortgage and other notes receivable	$60,639	$84,250	$67,201	$93,835

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at December 31, 2013 and December 31, 2012, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 15. LIMITS ON COMMON STOCK OWNERSHIP

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

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except per share amounts).

2013	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$27,104	$27,089	$30,845	$32,790
Investment and other gains	22	14	3	3,267

Income from continuing operations attributable to common stockholders	14,050	18,300	22,035	24,114
Discontinued operations	1,693	1,621	20,709	3,661

Net income attributable to common stockholders	$15,743	$19,921	$42,744	$27,775

Weighted average common shares outstanding:
Basic	27,876,176	27,876,176	27,876,176	29,831,176
Diluted	27,911,584	27,913,727	27,905,545	29,860,614

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.50	$.65	$.79	$.81
Discontinued operations	.06	.06	.74	.12
Net income attributable to common stockholders	$.56	$.71	$1.53	$.93

Diluted:
Income from continuing operations attributable to common stockholders	$.50	$.65	$.79	$.81
Discontinued operations	.06	.06	.74	.12
Net income attributable to common stockholders	$.56	$.71	$1.53	$.93

2012	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$23,135	$20,916	$23,396	$25,870
Investment and other gains	37	35	46	4,759

Income from continuing operations attributable to common stockholders	16,355	15,859	13,282	27,171
Discontinued operations	1,994	1,068	1,068	13,934

Net income attributable to common stockholders	$18,349	$16,927	$14,350	$41,105

Weighted average common shares outstanding:
Basic	27,776,104	27,792,834	27,830,311	27,848,002
Diluted	27,803,222	27,820,831	27,862,582	27,868,245

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.59	$.57	$.48	$.98
Discontinued operations	.07	.04	.04	.50
Net income attributable to common stockholders	$.66	$.61	$.52	$1.48

Diluted:
Income from continuing operations attributable to common stockholders	$.59	$.57	$.48	$.97
Discontinued operations	.07	.04	.04	.50
Net income attributable to common stockholders	$.66	$.61	$.52	$1.47

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2013.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013. The Company's independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

We have audited National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Health Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Investors, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 14, 2014

ITEM 9B. OTHER INFORMATION.

On February 14, 2014, the Board of Directors of the Company amended its Bylaws to make the definition of "independent director" consistent with the requirements of the New York Stock Exchange. Section 2.04.1 of the Bylaws now provides that at least a majority of the Directors shall at all times (except temporarily pending the filling of a vacancy as hereinafter provided) be persons (“Independent Directors”) who do not have any relationship with the Company that would prevent such person from serving on the Audit Committee of the Board of Directors of a corporation having stock listed on the New York Stock Exchange.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. Additionally, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2013, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference from the information in our definitive proxy statement for the 2014 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2014 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2014 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the information in our definitive proxy statement for the 2014 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2014 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    Financial Statements

The Consolidated Financial Statements are included in Item 8 and are filed as part of this report.

(2)    Financial Statement Schedules

The Financial Statement Schedules and Report of Independent Registered Public Accounting Firm on Financial Statement Schedules are listed in Exhibit 99.1.

(3)    Exhibits

Exhibits required as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

BY:/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer
Date: February 14, 2014	and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Justin Hutchens	President, Chief Executive Officer	February 14, 2014
J. Justin Hutchens	and Director
(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 14, 2014
Roger R. Hopkins	(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 14, 2014
W. Andrew Adams

/s/ James R. Jobe	Director	February 14, 2014
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 14, 2014
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 14, 2014
Robert T. Webb

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863

3.2	Amendment to Articles of Incorporation dated as of May 1, 2009	Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed March 23, 2009

3.3	Restated Bylaws as amended November 5, 2012	Incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013

3.4	Amendment No. 1 to Restated Bylaws dated February 14, 2014	Filed herewith

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863

10.1	Material Contracts	Incorporated by reference to Exhibits 10.1 thru 10.9 to Form S-4 Registration Statement No. 33-41863

10.2	Amendment No. 5 to the Company's Master Agreement to Lease with NHC	Incorporated by reference to Exhibit 10.2 to Form 10-K dated March 10, 2006

10.3	Amendment No. 6 to the Company's Master Agreement to Lease with NHC	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2013

10.4	Amended and Restated Amendment No. 6 to the Company's Master Agreement to Lease with NHC.	Filed herewith

*10.5	1997 Stock Option Plan	Incorporated by reference to the 1997 Proxy Statement as filed

*10.6	2005 Stock Option Plan	Incorporated by reference to Exhibit 4.10 to the Company's registration statement on Form S-8 filed August 4, 2005

*10.7	2012 Stock Option Plan	Incorporated by reference to Exhibit A to the Company's Proxy Statement filed March 23, 2012

*10.8	First Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan	Incorporated by reference to Appendix A to the Company's Proxy Statement filed March 17, 2006

*10.9	Second Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan	Incorporated by reference to Exhibit B to the Company's Proxy Statement filed March 23, 2009

10.10	Excepted Holder Agreement - W. Andrew Adams	Incorporated by reference to Exhibit 10.6 to Form 10-K dated February 24, 2009

10.11
Excepted Holder Agreement between the Company and Andrea Adams Brown with Schedule A identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement.
Incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 3, 2010

*10.12	Consulting Agreement with W. Andrew Adams	Incorporated by reference to Exhibit 10.8 to Form 10-K dated February 24, 2009

*10.13	Amended and Restated Consulting Agreement	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated May 5, 2009

*10.14	Amendment No. 1 dated March 10, 2010 to the Amended and Restated Consulting Agreement dated February 25, 2009 by and between NHI and W. Andrew Adams	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated May 7, 2010

*10.15	Employment Agreement with J. Justin Hutchens	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 5, 2009

*10.16	Amendment No. 1 dated March 10, 2010 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 7, 2010

10.17	Agreement with Care Foundation of America, Inc.	Incorporated by reference to Exhibit 10.11 to Form 10-K dated February 22, 2010

10.18	$100,000,000 credit facility dated February 1, 2010 by and between NHI and certain subsidiaries and Regions bank, as agent	Incorporated by reference to Exhibit 10.3 to Form 10-Q dated May 7, 2010

10.19	$50 million term loan and a $50 million revolving credit facility with Regions Bank dated November 3, 2010	Incorporated by reference to Exhibit 10.17 to Form 10-K dated February 16, 2010

*10.20	Second Amendment dated December 29, 2010 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens.	Filed herewith

*10.21	Third Amendment dated May 3, 2011 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2011

10.22
Contract to Acquire Properties dated October 31, 2011 by and between National Health Investors, Inc. and Firehole River Real Estate Holdings - Greenville, Ltd., Firehole River Real Estate Holdings - West Houston, Ltd., Legend Oaks - Ennis, LLC, Legend Greenville Healthcare, LLC, Legend Oaks - West Houston, LLC and Legend Oaks - North Houston, LLC
Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 7, 2011

10.23	Credit Agreement, dated as of November 1, 2011, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders named therein.	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 7, 2011

10.24
Amended and Restated Credit Agreement dated as of May 1, 2012 among the Corporation, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing bank.
Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 3, 2012

10.25	Extension of Master Agreement to Lease dated December 28, 2012.	Incorporated by reference to Exhibit 10.22 to Form 10-K dated February 15, 2013

10.26	Membership Interest Purchase Agreement dated as of June 24, 3013 among Care Investment Trust Inc., Care YBE Subsidiary LLC and NHI-Bickford RE, LLC.	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 5, 2013

10.27
Second Amended and Restated Credit Agreement entered into as of June 28, 2013, by and among National Health Investors, Inc., Each Lender from Time to Time Party Hereto, and Wells Fargo Bank, National Association, as Administrative Agent, the Swing Line Lender and the Issuing Bank.
Incorporated by reference to Exhibit 10.2 to Form 10-Q dated August 5, 2013

10.28
First Amendment dated as of December 23, 2013 to the Second Amended and Restated Credit Agreement dated as of June 28, 2013 by and among National Health Investors, Inc. and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders party to the Credit Agreement.
Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 23, 2013

10.29
Master Lease dated as of December 23, 2013 between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and NH Master Tenant LLC, as Tenant.
Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 23, 2013

10.30
Guarantee of Lease Agreement dated as of December 23, 2013 between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and Holiday AL Holdings, LP as Guarantor.
Incorporated by reference to Exhibit 10.3 to Form 8-K dated December 23, 2013

10.31	Purchase Agreement dated as of November 18, 2013 between the Registrant and certain subsidiaries of Holiday Acquisition Holdings LLC.	Filed herewith

10.32	Amendment No. 7 to Master Agreement to Lease with NHC	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	Financial Statement Schedules	Filed herewith

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Indicates management contract or compensatory plan or arrangement.
** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.