Form 10-K/A
period 2013-12-31
NATIONAL HEALTH INVESTORS INC
filed 2014-02-24
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number  001-10822
National Health Investors, Inc.
(Exact name of registrant as specified in its charter)

Maryland	62-1470956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Robert Rose Drive, Murfreesboro, Tennessee	37129
(Address of principal executive offices)	(Zip Code)

(615) 890-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common stock, $.01 par value	New York Stock Exchange

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is filed by National Health Investors, Inc. ("NHI" or the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The purpose of the Amendment is to amend Part IV, Item 15 of the 2013 Form 10-K. No other items of the 2013 Form 10-K are amended in this Form 10-K/A.

PART IV

ITEM 15.  Exhibits, Financial Statements and Financial Statement Schedules

Item 15 has been amended to include the audited financial statements of Holiday AL Holdings, LP, the parent of NH Master Tenant, LLC ("Holiday Tenant"), and guarantor of Holiday Tenant's obligations arising under their lease with us.  Holiday Tenant is a significant lessee to NHI and, as of December 31, 2013, leases more than 20% of our assets.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications by the Principal Executive Officer and Principal Financial Officer are filed as exhibits to the Amendment in Part IV, Item 15.

We make no attempt in this filing to update matters in the 2013 Form 10-K for any other activities or events occurring after the original filing date; neither do we change any previously reported financial results of operations or any disclosures contained in that document except to the extent expressly provided herein.

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

23.1	Consent of Independent Auditors	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer	Filed Herewith

99.1	Holiday AL Holdings LP Financial Statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

By: /s/Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
Date: February 24, 2014	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.