Form 10-Q
period 2014-03-31
NATIONAL HEALTH INVESTORS INC
filed 2014-05-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 33,051,999 shares of common stock outstanding of the registrant as of May 1, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Real estate properties:
Land	$93,290	$91,770
Buildings and improvements	1,363,727	1,320,567
Construction in progress	11,198	9,665
	1,468,215	1,422,002
Less accumulated depreciation	(183,488)	(174,262)
Real estate properties, net	1,284,727	1,247,740
Mortgage and other notes receivable, net	60,871	60,639
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	6,245	11,312
Marketable securities	13,438	12,650
Straight-line rent receivable	22,886	18,691
Equity-method investment and other assets	46,903	66,656
Total Assets	$1,473,202	$1,455,820

Liabilities and Equity:
Debt	$629,033	$617,080
Real estate purchase liabilities	4,000	2,600
Accounts payable and accrued expenses	7,058	8,011
Dividends payable	25,450	24,293
Lease deposit liabilities	22,775	22,775
Deferred income	1,701	3,901
Total Liabilities	690,017	678,660

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 40,000,000 shares authorized;
33,051,999 and 33,051,176 shares issued and outstanding, respectively	330	330
Capital in excess of par value	762,483	753,635
Cumulative dividends in excess of net income	1,126	3,043
Accumulated other comprehensive income	8,741	9,538
Total National Health Investors Stockholders' Equity	772,680	766,546
Noncontrolling interest	10,505	10,614
Total Equity	783,185	777,160
Total Liabilities and Equity	$1,473,202	$1,455,820

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2013 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Revenues:
Rental income	$40,313	$24,105
Interest income from mortgage and other notes	1,756	1,969
Investment income and other	1,067	1,052
	43,136	27,126
Expenses:
Depreciation	9,237	4,248
Interest, including amortization of debt discount and issuance costs	6,887	1,123
Legal	73	277
Franchise, excise and other taxes	306	144
General and administrative	2,935	3,089
Loan and realty losses	—	4,037
	19,438	12,918

Income before equity-method investee, discontinued operations and noncontrolling interest	23,698	14,208
Income from equity-method investee	158	22
Income from continuing operations	23,856	14,230
Income from discontinued operations	—	1,693
Net income	23,856	15,923
Less: net income attributable to noncontrolling interest	(323)	(180)
Net income attributable to common stockholders	$23,533	$15,743

Weighted average common shares outstanding:
Basic	33,051,415	27,876,176
Diluted	33,085,232	27,911,584
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.71	$.50
Discontinued operations	—	.06
Net income per common share attributable to common stockholders	$.71	$.56
Diluted:
Income from continuing operations attributable to common stockholders	$.71	$.50
Discontinued operations	—	.06
Net income per common share attributable to common stockholders	$.71	$.56

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Net income	$23,856	$15,923
Other comprehensive income:
Change in unrealized gains on securities	787	1,961
Less: reclassification adjustment for gains in net income	—	—
Increase (decrease) in fair value of cash flow hedge	(1,056)	399
Less: reclassification adjustment for amounts recognized in net income	(528)	(129)
Total other comprehensive income (loss)	(797)	2,231
Comprehensive income	23,059	18,154
Less: comprehensive income attributable to noncontrolling interest	(323)	(180)
Comprehensive income attributable to common stockholders	$22,736	$17,974

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$23,856	$15,923
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	9,237	4,415
Amortization	343	82
Straight-line rental income	(4,195)	(1,283)
Write-off of debt issuance costs	2,145	—
Loan and realty losses	—	4,037
Share-based compensation	1,349	1,580
Income from equity-method investee	(158)	(22)
Change in operating assets and liabilities:
Equity-method investment and other assets	(352)	(406)
Accounts payable and accrued expenses	(1,149)	(440)
Deferred income	(2,200)	(40)
Net cash provided by operating activities	28,876	23,846
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(1,131)	—
Collection of mortgage and other notes receivable	899	154
Investment in real estate	(16,307)	—
Investment in real estate development	(2,572)	(1,463)
Investment in renovations of existing real estate	(1,311)	(836)
Payment of real estate purchase liability	(1,600)	—
Net cash used in investing activities	(22,022)	(2,145)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(60,000)	—
Proceeds from convertible senior notes	200,000	—
Borrowings on term loan	130,000	—
Payments on term loans	(250,275)	—
Debt issuance costs	(6,921)	—
Proceeds from exercise of stock options	—	146
Distributions to noncontrolling interest	(432)	(176)
Dividends paid to stockholders	(24,293)	(24,793)
Net cash used in financing activities	(11,921)	(24,823)

Decrease in cash and cash equivalents	(5,067)	(3,122)
Cash and cash equivalents, beginning of period	11,312	9,172
Cash and cash equivalents, end of period	$6,245	$6,050

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$4,383	$1,010
Supplemental disclosure of non-cash investing and financing activities:
Tax deferred exchange funds applied to investment in real estate	$23,813	$—
Conditional consideration in asset acquisition	$3,000	$—
Accounts payable related to investments in real estate	$2,296	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2013	33,051,176	$330	$753,635	$3,043	$9,538	$766,546	$10,614	$777,160
Total comprehensive income	—	—	—	23,533	(797)	22,736	323	23,059
Distributions to noncontrolling interest	—	—	—	—	—	—	(432)	(432)
Shares issued on stock options exercised	823	—	—	—	—	—	—	—
Share-based compensation	—	—	1,349	—	—	1,349	—	1,349
Equity component of convertible debt	—	—	7,499	—	—	7,499	—	7,499
Dividends declared, $.77 per common share	—	—	—	(25,450)	—	(25,450)	—	(25,450)
Balances at March 31, 2014	33,051,999	$330	$762,483	$1,126	$8,741	$772,680	$10,505	$783,185

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., ("NHI" or the "Company") believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments which are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2013 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

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

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At March 31, 2014, we held an interest in one unconsolidated VIE, of which we were not the primary beneficiary.

We also apply FASB guidance related to investments in joint ventures based on the type of controlling rights held by the members' interests in limited liability companies that may preclude consolidation by the majority equity owner in certain circumstances in which the majority equity owner would otherwise consolidate the joint venture.

We structure our joint ventures to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and is designed to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a taxable REIT subsidiary ("TRS"). Accordingly, the TRS holds our equity interest in an unconsolidated operating company, which we do not control, and provides an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests.

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

We evaluate our equity-method investment for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may exceed the fair value. If it is determined that a decline in the fair value of our investment is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. The determination of the fair value of our equity-method investments involves significant judgment. Our estimates consider all available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors.

Noncontrolling Interest - We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interest and classify such interest as a component of consolidated equity, separate from total NHI stockholders' equity, in our Condensed Consolidated Balance Sheets. In addition, we include net income attributable to the noncontrolling interest in net income in our Condensed Consolidated Statements of Income.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share - The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options using the treasury stock method, to the extent dilutive. Diluted earnings per share incorporate the potential dilutive impact of our 3.25% convertible senior notes due 2021, and stock options outstanding during the periods presented, unless their effect is anti-dilutive. In addition, we apply the if-converted method to our convertible debt instruments, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings (loss) per share if the effect would be anti-dilutive.

New Accounting Pronouncements - In the first quarter of 2014, we adopted ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, disposals will be reported as discontinued operations only when the disposal represents a strategic shift that will have a major effect on our operations and financial results. Previously, we reported the disposition of components that were either reporting units, subsidiaries, or asset groups as discontinued operations. ASU 2014-08 is effective for all disposals (or classifications as held for sale) of components that occur on or after December 15, 2014. We have elected early adoption, under which terms we will prospectively apply ASU 2014-08 and report as discontinued operations only those disposals (or classifications as held for sale) that have not been previously reported.

We have reclassified for 2013 the operations of facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Condensed Consolidated Statements of Income. Long-lived assets classified as held for sale are reported separately in the Condensed Consolidated Balance Sheets. There is no change to reported net income for the prior periods as a result of this reclassification.

NOTE 2. REAL ESTATE

As of March 31, 2014, we owned 161 health care real estate properties located in 30 states and consisting of 92 senior housing communities, 64 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, independent living facilities, and senior living campuses. These investments (excluding our corporate office of $887,000) consisted of properties with an original cost of approximately $1,467,328,000, rented under triple-net leases to 24 lessees.

Acquisition and New Lease of Real Estate

In March 2014 we completed the purchase of 3 skilled nursing facilities in Oregon totaling 196 beds and a 105-unit assisted living facility in Idaho from Prestige Senior Living ("Prestige"). The purchase price includes $40,115,000 in cash and a commitment to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. Because the facilities were owner-occupied, we accounted for the acquisition as an asset purchase. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have, accordingly, reflected that amount in the condensed consolidated financial statements.

We have leased the 4 facilities to Prestige with a 15-year term at an initial rate of 8.4% plus fixed annual escalators. In addition, at 2 of the Oregon facilities we have committed to fund $2,000,000 for capital improvements which are expected to be completed by June 30, 2015.

Holiday

In December 2013 we acquired 25 independent living facilities from Holiday Acquisition Holdings LLC (“Holiday”), an affiliate of Holiday Retirement. We have leased this portfolio to NH Master Tenant, LLC, a subsidiary of Holiday. Our tenant continues to operate the facilities pursuant to a management agreement with a Holiday-affiliated manager. The master lease term of 17 years began in December 2013 and provides for initial base rent of $31,915,000 plus annual escalators of 4.5% in the first 3 years and a minimum of 3.5% each year thereafter.

Of our total revenue from continuing operations, $10,954,000 (25%) was derived from Holiday for the three months ended March 31, 2014, consisting of $7,979,000 in billed rent and $2,975,000 in straight-line rent.

NHC

As of March 31, 2014, we leased 42 health care facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities acquired from ElderTrust of Florida, Inc. on August 31, 2013.

The 1991 lease has been amended to extend the lease expiration to December 31, 2026. There are two additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the lease, rent escalates 4% of the increase in each facility's revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Current year	$566	$569
Prior year final certification[1]	15	746
Total percentage rent income	$581	$1,315
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue from continuing operations, $9,118,000 (21%) and $8,947,000 (33%) were derived from NHC for the three months ended March 31, 2014 and 2013, respectively.

Bickford

As of March 31, 2014, we owned an 85% equity interest and an affiliate of Bickford Senior Living ("Bickford") owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 29 assisted living/memory care facilities and also has 1 facility under construction. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85/15 ownership interest with an affiliate of Bickford, who controls the entity. This joint venture is structured to comply with the provisions of RIDEA.

For the stabilized portfolio of 27 properties, the current annual contractual rent from OpCo to PropCo is $19,108,000, plus fixed annual escalators. OpCo is continuing the lease-up of 2 assisted living facilities which opened in the fourth quarter of 2013. Under the terms of the current development lease agreement, PropCo receives rent from OpCo on the total amount of development costs, including land, which totaled $19,254,000 at March 31, 2014. Of these costs, $15,296,000 relate to the 2 facilities currently in lease-up. As of March 31, 2014, PropCo had purchased land and begun construction on one assisted living/memory care facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $3,958,000. Once the facilities stabilize, an annual rental amount will be determined between the parties. Rent income received from the development projects was $366,000 and $146,000 for the three months ended March 31, 2014 and 2013, respectively. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions.

Of our total revenues from continuing operations, $5,263,000 (12%) and $2,081,000 (8%) were recorded as rental income from Bickford for the three months ended March 31, 2014 and 2013, respectively.

In June 2013 PropCo acquired 14 properties from Care Investment Trust in a transaction we accounted for as a business combination. The unaudited pro forma revenue, net income and net income available to common stockholders of the combined entity is provided below had the acquisition date been January 1, 2012 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenue	$43,136	$29,714
Net income	$23,899	$16,341
Net income available to common stockholders	$23,576	$16,161
Basic earnings per common share	$.71	$.58
Diluted earnings per common share	$.71	$.58

Supplemental pro forma information above includes revenues from the Care lease with OpCo, recognized on a straight-line basis, depreciation, and appropriate interest costs.

Our revenue from continuing operations and our net income include $2,588,000 and $409,000, respectively, from the 14 Care properties for the three months ended March 31, 2014.

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Equity-method investment in OpCo	$9,652	$9,494
Debt issuance costs	11,526	7,366
Accounts receivable and other assets	2,242	2,502
Replacement reserve and tax escrows - Fannie Mae	708	706
Lease escrow deposits	22,775	22,775
Escrow deposit for tax deferred exchange	—	23,813
	$46,903	$66,656

Upon the acquisition of our equity method investment in OpCo in 2012, our purchase price was allocated to the assets acquired based upon their estimated relative fair values. Accounting guidance for equity method investments requires that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as though OpCo were a consolidated subsidiary. Accordingly, the excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment. When we acquired 17 properties leased or managed by Bickford in June 2013, an assignment was entered into whereby the operations of the related facilities were conveyed by an affiliate of Bickford to OpCo. The transaction mandated the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities as of the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis resulting in an adjustment, through NHI's capital in excess of par value to our equity method investment in OpCo, of $817,000. We monitor and periodically review our equity method investment in OpCo for impairment to determine whether a decline, if any, in the value of the investment is other-than temporary. We noted no decline in value as of March 31, 2014.

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at March 31, 2014, due to our investment in OpCo, would be limited to our equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There were no distributions declared during the three months ended March 31, 2014 and 2013.

At March 31, 2014, we held lease escrow deposits of $22,775,000 in regard to our lease with Holiday. The Holiday deposits include $21,275,000 as a lease security deposit which remains for the term of the 17-year lease commencing in December 2013 and is payable to Holiday at the end of the lease term. The remaining $1,500,000 is reserved for specified capital improvements.

In March 2014 we utilized $23,813,000 held with a qualified intermediary to provide a portion of the funding for the Prestige acquisition discussed in Note 2.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At March 31, 2014, we had investments in mortgage notes receivable with a carrying value of $35,158,000 secured by real estate and UCC liens on the personal property of 11 health care properties and other notes receivable with a carrying value of $25,713,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at March 31, 2014.

Due to non-receipt of contractual payments, in March 2013 we evaluated the recoverability of the SeniorTrust notes and recognized an impairment to the carrying value in the total amount of $4,037,000.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We recognized $818,000 in preferred dividend income from LTC (a publicly-traded REIT) for the three months ended March 31, 2014 on our investment in 2,000,000 shares of their cumulative preferred stock carried at its original cost of $38,132,000. The preferred stock, which was purchased in September 1998, is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. The non-voting preferred stock is convertible into 2,000,000 shares of LTC common stock whose closing price at March 31, 2014 was $37.63 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. While not the fair value of our preferred stock investment, we provide the above information as pertinent to the reader's estimation of the fair value of our investment. In accordance with ASC Topic 825 Financial Instruments, paragraph 10-50 Disclosure-Overall, we have determined that due to excessive costs, it is not practicable to estimate the fair value of our cost basis investment in preferred stock because of inherent subjectivities in refining the estimate to a degree that is likely to materially augment the information provided above. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value.

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

Marketable securities consist of the following (in thousands):

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$13,438	$4,088	$12,650

Gross unrealized gains related to available-for-sale securities were $9,350,000 at March 31, 2014 and $8,562,000 at December 31, 2013.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Convertible senior notes - unsecured (net of discount of $7,747)	$192,253	$—
Revolving credit facility - unsecured	107,000	167,000
Bank term loans - unsecured	250,000	370,000
Fannie Mae term loans - secured (including a premium of $1,732)	79,780	80,080
	$629,033	$617,080

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because the conversion price is in excess of the average stock price for the quarter, the impact of the conversion option is currently anti-dilutive to the earnings per share calculation and as such has no effect on our earnings per share.

The Notes are split into a debt component and an equity component since they may be settled in cash upon conversion. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance and was estimated to be approximately $192,238,000. The $7,762,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as an equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value, the original issue discount, is amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs was approximately 3.9% based on our estimated non-convertible borrowing rate at the date the Notes were issued.

The total cost of issuing the Notes was $5,969,000, of which $5,706,000 was allocated to the debt component and $263,000 to the equity component.

On March 27, 2014, we entered into an amended $700,000,000 senior unsecured credit facility. The facility can be expanded, subject to certain conditions, up to an additional $130,000,000. At closing, the new facility amended a smaller credit facility that provided for $620,000,000 of total commitments.

The amended credit facility provides for: (1) a $450,000,000 unsecured, revolving credit facility that matures in March 2019 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR; (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR, a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020.

At March 31, 2014, we had $343,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

As part of the Care acquisition, we assumed Fannie Mae mortgage loans, with principal balances of $70,840,000 and $7,208,000 on March 31, 2014, which have interest at rates of 6.85% and 7.17%, respectively, and mature on July 1, 2015 (prepayable without penalty after December 31, 2014).

The following table summarizes interest expense (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Interest expense	$4,374	$1,041
Debt issuance costs expensed due to credit facility modifications	2,145	—
Amortization of debt issuance costs	368	82
Total interest expense	$6,887	$1,123

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of March 31, 2014 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$377
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(247)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(739)

See Note 12 for fair value disclosures about our Fannie Mae mortgage loan and interest rate swap agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

As of March 31, 2014, our subsidiary PropCo had purchased land and begun construction on one assisted living facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $3,958,000. The facility is expected to open by the end of the third quarter of 2014. In February 2014 NHI entered into a commitment of $2,785,000 on a letter of credit for the benefit of our joint venture partner, an affiliate of Bickford, which holds a minority interest in PropCo.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $521,000 as of March 31, 2014. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care, who has been operating the campus since 1993. We also committed to provide up to $500,000 for renovations and improvements related to our recent acquisition of a 63-unit senior housing community in Baltimore, Maryland which we have leased to Chancellor Health Care. We began renovations during the first quarter of 2014 and had funded $109,000 as of March 31, 2014. We receive rent income on funds advanced for both construction projects.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining and maintaining a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. As of March 31, 2014, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics. In March 2014 upon satisfactory achievement of the required operating metrics, we made the full $1,600,000 payment to Fundamental.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years. Total construction costs incurred as of March 31, 2014 were $6,468,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Prestige

We have agreed to fund capital improvements of up to $2,000,000 in connection with our lease of facilities to Prestige. The capital improvements will be an addition to our investment in the properties when funded and will be included in the lease base. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements.

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

In connection with our Silverdale, Washington senior living campus, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon obtaining and maintaining a specified lease coverage ratio. If earned, the first payment would be due after the second lease year and the second payment would be due after the third lease year. At acquisition, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000, which is recorded as a purchase liability.

Litigation

Our Health Care Facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from both the operation of the Health Care Facilities and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

NOTE 9. SHARE-BASED COMPENSATION

We recognize share-based compensation for all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model, and all restricted stock granted over the requisite service period using the market value of our publicly-traded common stock on the date of grant.

Share-Based Compensation Plans

The Compensation Committee of the Board of Directors ("the Committee") has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option ("ISO"), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding. The exercise price of any ISO’s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted, and the term of an ISO may not be more than ten years. The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of March 31, 2014, there were 740,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to five years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of March 31, 2014, there were 20,635 shares available for future grants under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended March 31, 2014 and 2013 was $1,349,000 and $1,580,000, respectively.

At March 31, 2014, we had, net of expected forfeitures, $1,037,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2014 - $670,000, 2015 - $331,000 and 2016 - $36,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarize our outstanding stock options:

	Three Months Ended
	March 31,
	2014	2013
Options outstanding January 1,	516,674	211,675
Options granted under 2012 Plan	400,000	360,000
Options exercised under 2005 Plan	(3,334)	(55,001)
Options outstanding, March 31,	913,340	516,674

Exercisable at March 31,	686,659	323,330

NOTE 10. DISCONTINUED OPERATIONS

We have reclassified, for periods before adoption of ASU 2014-08, the operations of facilities meeting the accounting criteria for properties being sold or held for sale as discontinued operations.

In December 2013, we sold three older skilled nursing facilities to affiliates of our current tenant, Fundamental, for $18,500,000 and recorded a gain of $1,269,000 for financial statement purposes. Our lease revenue from these facilities was $844,000 for the three months ended March 31, 2013. Pursuant to the purchase option, rents associated with the two remaining properties will be fixed at $250,000 per month, without escalation, through the first renewal term in February 2016.

In October 2013, our tenant, Weatherly Associates, LLC, exercised their option to purchase a senior housing facility in Pennsylvania for $5,315,000. The sale was completed in December 2013, and we recorded a gain of $1,619,000 for financial statement purposes. Our lease revenue from the facility was $101,000 for the three months ended March 31, 2013.

In August 2013 we sold six older skilled nursing facilities to NHC for $21,000,000 and recorded a gain of $19,370,000 for financial statement purposes. Our lease revenue from the facilities was $915,000 for the three months ended March 31, 2013.

Income from discontinued operations is summarized below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$—	$1,859
Other income	—	1
Expenses:
Depreciation	—	167
Total discontinued operations	$—	$1,693

Weighted average common shares outstanding:
Basic	33,051,415	27,876,176
Diluted	33,085,232	27,911,584

Discontinued operations income per share:
Basic	$—	$.06
Diluted	$—	$.06

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Income from continuing operations attributable to common stockholders	$23,533	$14,050
Discontinued operations	—	1,693
Net income attributable to common stockholders	$23,533	$15,743

BASIC:
Weighted average common shares outstanding	33,051,415	27,876,176

Income from continuing operations per common share	$.71	$.50
Discontinued operations per common share	—	.06
Net income per common share	$.71	$.56

DILUTED:
Weighted average common shares outstanding	33,051,415	27,876,176
Stock options	33,817	35,408
Average dilutive common shares outstanding	33,085,232	27,911,584

Income from continuing operations per common share	$.71	$.50
Discontinued operations per common share	—	.06
Net income per common share	$.71	$.56

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the average market price for our common shares	40,153	11,964

Regular dividends declared per common share	$.77	$.695

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 1 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K) on a recurring basis include marketable securities, derivative financial instruments and contingent consideration arrangements. Marketable securities consist of common stock of other healthcare REITs. Derivative financial instruments include our interest rate swap agreements. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving both business combinations.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	March 31, 2014	December 31, 2013
Level 1
Common stock of other healthcare REITs	Marketable securities	$13,438	$12,650

Level 2
Interest rate swap asset	Other assets	$377	$975
Interest rate swap liability	Accrued expenses	$986	$—

Level 3
Contingent consideration	Real estate purchase liabilities	$4,000	$2,600

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements, net	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2014
Contingent consideration	$2,600	$—	$—	$1,400	$4,000	$—

2013
Contingent consideration	$4,256	$—	$—	$—	$4,256	$—

Carrying values and fair values of financial instruments that are not carried at fair value at March 31, 2014 and December 31, 2013 in the Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2014	2013	2014	2013
Level 2
Variable rate debt	$357,000	$537,000	$357,000	$537,000
Fixed rate debt	$279,778	$80,080	$279,903	$79,365

Level 3
Mortgage and other notes receivable	$60,871	$60,639	$68,484	$67,201

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at March 31, 2014 and December 31, 2013, due to the predominance of floating interest rates, which generally reflect market conditions.

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

This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitation, those containing words such as “may,” “will,” “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” and other similar expressions are forward-looking statements.

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

*
We are exposed to the risk that our tenants and borrowers may not be able to meet the rent, principal and interest or other payments due us, which may result in an operator bankruptcy or insolvency, or that an operator might become subject to bankruptcy or insolvency proceedings for other reasons;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2013, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

National Health Investors, Inc., a Maryland corporation incorporated and publicly listed in 1991, is a healthcare real estate investment trust (“REIT”) specializing in financing healthcare real estate by purchase and leaseback transactions, RIDEA transactions and by mortgage loans. Our portfolio consists of investments in real estate, mortgage and other notes and in the preferred and common stock of other REITs. For the three months ended March 31, 2014, our investment portfolio generated $43,136,000 of income. We are a self-managed REIT investing in health care real estate or in the operations thereof through independent third-party managers that generate current income to be distributed to stockholders. Our investments include senior housing (independent living, assisted living & senior living campuses), skilled nursing facilities, medical office buildings, and hospitals. We typically fund these investments through three sources of capital: (1) debt offerings, including bank lines of credit and ordinary term debt, (2) the sale of equity securities, and (3) current cash flow.

Portfolio

At March 31, 2014, our continuing operations were comprised of investments in real estate and mortgage and other notes receivable in 172 health care facilities located in 30 states consisting of 95 senior housing communities, 71 skilled nursing facilities, 4 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $887,000) consisted of properties with an original cost of approximately $1,467,328,000, rented under triple-net leases to 24 lessees, and $60,872,000 aggregate carrying value of mortgage and other notes receivable due from 14 borrowers.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of March 31, 2014 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue
Assisted Living	59	2,962		$9,554
Senior Living Campus	5	797		1,743
Independent Living	28	3,114		11,287
Senior Housing Communities	92	6,873		22,584
Skilled Nursing Facilities	64	8,370		15,621
Hospitals	3	181		1,872
Medical Office Buildings	2	88,517	*	236
Total Real Estate Properties	161			$40,313

Mortgage and Other Notes Receivable
Assisted Living	3	310		$246
Senior Living Campus	—	76		30
Senior Housing Communities	3	386		276
Skilled Nursing Facilities	7	594		349
Hospital	1	70		297
Other Notes Receivable	—	—		834
Total Mortgage and Other Notes Receivable	11			$1,756
Total Portfolio	172			$42,069

Portfolio Summary	Properties	Investment %	Revenue
Real Estate Properties	161	95.8%	$40,313
Mortgage and Other Notes Receivable	11	4.2%	1,756
Total Portfolio	172	100.0%	$42,069

Summary of Facilities by Type
Assisted Living	62	23.3%	$9,801
Independent Living	28	26.8%	11,287
Senior Living Campus	5	4.2%	1,773
Senior Housing Communities	95	54.3%	22,861
Skilled Nursing Facilities	71	38.0%	15,970
Hospitals	4	5.2%	2,169
Medical Office Buildings	2	0.5%	235
Other	—	2.0%	834
Total Real Estate Portfolio	172	100.0%	$42,069

Portfolio by Operator Type
Public	53	27.1%	$11,400
National Chain (Privately-Owned)	29	29.4%	12,357
Regional	80	38.2%	16,089
Small	10	5.3%	2,223
Total Real Estate Portfolio	172	100.0%	$42,069

For the year ended March 31, 2014, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Emeritus Senior Living; Fundamental Long Term Care Holdings; Health Services Management; Holiday Retirement; Legend Healthcare; and National HealthCare Corp.

As of March 31, 2014, our average effective annualized rental income was $7,831 per bed for skilled nursing facilities, $13,213 per unit for assisted living facilities, $14,498 per unit for independent living facilities, $41,377 per bed for hospitals, and $11 per square foot for medical office buildings.

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes. At March 31, 2014, such investments had a carrying value of $51,570,000.

Areas of Focus

We are evaluating and will potentially make additional investments during 2014 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for NHI and our tenants. While deal flow among the largest in our peer group may be slowing, there are smaller portfolio assets in secondary markets with prospective yields that justify our attention. Our investment focus, regardless of asset type, is on high quality opportunities - defined by us to mean (a) the tenant has a track record of successful operations, (b) the tenant has the necessary credit to meet its lease obligation to us; (c) the facility is in good physical condition; and (d) the facility is positioned in a local market that offers the potential to achieve excellent financial results.

As we make new investments, we expect to maintain a relatively low level of debt compared to the value of our assets and relative to our peers in the industry. Approximately 37% of our revenue from continuing operations has come from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. As a result, in 2009, we began to diversify our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources. While we will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, our current investment focus is on acquiring senior housing assets (including assisted living and memory care facilities, independent living facilities and senior living campuses).

With the acquisition of the 25 independent living properties from Holiday in December 2013, our contractual revenue for 2014 from skilled nursing facilities is expected to continue to decline. With this acquisition, we have further diversified across asset types and have achieved a concentration of revenue from large national tenants who are recognized leaders in their industries. Bickford Senior Living is our largest assisted living/memory care tenant, an affiliate of Holiday Retirement is our largest independent living tenant and National HealthCare Corporation is our largest skilled nursing tenant, as measured by annual contractual lease revenue from these tenants as a percentage of total revenue from continuing operations.

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

Our regular and special dividends for the last five years are as follows:

	YTD 2014	2013	2012		2011	2010
Regular	$0.77	$2.90	$2.64		$2.50	$2.36
Special	—	$—	$0.22	[1]	$0.22	$—
	$0.77	$2.90	$2.86		$2.72	$2.36

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

We calculate our fixed charge coverage ratio as approximately 8:1 for the three months ended March 31, 2014 (see page 38 for a discussion of Adjusted EBITDA and a reconciliation to our net income). On an annualized basis, our consolidated debt-to-Adjusted EBITDA ratio is approximately 4:1.

Annual dividend growth, a low leverage balance sheet, a portfolio of diversified, high-quality assets, and prioritizing business relationships with experienced tenants and borrowers continue to be the key drivers of our business plan.

In December 2012, the U.S. Census Bureau released its projection of future population growth. According to the projections, the population age 65 and older is expected to more than double between 2012 and 2060, from 43.1 million to 92.0 million. The older population would represent just over one in five U.S. residents by the end of the period, up from one in seven today. The increase in the population age 85 and older is projected to more than triple from 5.9 million to 18.2 million, reaching 4.3% of the total population. An increase in these age demographics is expected to increase the demand for senior housing properties of all types in the coming decades.

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

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for a discussion of critical accounting policies including those concerning revenue recognition, our status as a REIT, principles of consolidation, evaluation of impairments and allocation of property acquisition costs.

In the first quarter of 2014, we elected early adoption of Accounting Standards Update 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which is generally effective for public companies in periods beginning after December 15, 2014. ASU 2014-08 addresses concerns that too many small disposals that were recurring in nature qualified for discontinued operations presentation under the present standards. The impact of ASU 2014-08 is that only those disposals that represent a strategic shift which has a major effect on our operations and financial results will be reported as discontinued operations in our financial statements in future periods. Discontinued operations previously reported will not be affected by our early implementation of the new standard.

Because application of this standard will result in financial statements with less disclosure related to same-store comparability, we anticipate that, when disposals are significant but not of strategic proportion, our discussion and analysis will appropriately evolve to address those issues.

Investment Highlights

Prestige

In March 2014 we completed the purchase of 3 skilled nursing facilities in Oregon totaling 196 beds and a 105-unit assisted living facility in Idaho from Prestige Senior Living ("Prestige"). The purchase price includes $40,115,000 in cash and a commitment to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. Because the facilities were owner-occupied, we accounted for the acquisition as an asset purchase. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have, accordingly, reflected that amount in the condensed consolidated financial statements.

We have leased the 4 facilities to Prestige with a 15-year term at an initial rate of 8.4% plus fixed annual escalators. In addition we have committed to fund $2,000,000 for capital improvements at 2 of the Oregon facilities which are expected to be completed by June 30, 2015.

Significant Operators

We have three operators, Bickford Senior Living ("Bickford"), Holiday Acquisition Holdings LLC (“Holiday”) and National HealthCare Corporation (“NHC”), from whom we individually derive at least 10% of our income from operations.

Holiday

In December 2013 we acquired 25 independent living facilities from Holiday, an affiliate of Holiday Retirement. We have leased this portfolio to NH Master Tenant, LLC, a subsidiary of Holiday. Our tenant continues to operate the facilities pursuant to a management agreement with a Holiday-affiliated manager. The master lease term of 17 years began in December 2013 and provides for initial base rent of $31,915,000 plus annual escalators of 4.5% in the first 3 years and a minimum of 3.5% each year thereafter.

Of our total revenue from continuing operations, $10,954,000 (25%) was derived from Holiday for the three months ended March 31, 2014, consisting of $7,979,000 in billed rent and $2,975,000 in straight-line rent.

NHC

As of March 31, 2014, we leased 42 health care facilities under two master leases to NHC, a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities acquired from ElderTrust of Florida, Inc. on August 31, 2013.

The 1991 lease has been amended to extend the lease expiration to December 31, 2026. There are two additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the 1991 lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of the increase in each facility's revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Current year	$566	$569
Prior year final certification[1]	15	746
Total percentage rent income	$581	$1,315
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue from continuing operations, $9,118,000 (21%) and $8,947,000 (33%) were derived from NHC for the three months ended March 31, 2014 and 2013, respectively.

Bickford

As of March 31, 2014, we owned an 85% equity interest and an affiliate of Bickford owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 29 assisted living/memory care facilities and also has 1 facility under construction. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85/15 ownership interest with an affiliate of Bickford, who controls the entity. This joint venture is structured to comply with the provisions of RIDEA.

For the stabilized portfolio of 27 properties, the current annual contractual rent from OpCo to PropCo is $19,108,000, plus fixed annual escalators. OpCo is continuing the lease-up of 2 assisted living facilities which opened in the fourth quarter of 2013. Under the terms of the current development lease agreement, PropCo receives rent from OpCo on the total amount of development costs, including land, which totaled $19,254,000 at March 31, 2014. Of these costs, $15,296,000 relate to the 2 facilities currently in lease-up. As of March 31, 2014, PropCo had purchased land and begun construction on one assisted living/memory care facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $3,958,000. Once the facilities stabilize, an annual rental amount will be determined between the parties. Rent income received from the development projects was $366,000 and $146,000 for the three months ended March 31, 2014 and 2013, respectively. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions.

Of our total revenue from continuing operations, $5,263,000 (12%) and $2,081,000 (8%) were recorded as rental income from Bickford for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the carrying value of our investment in the operating company, OpCo, was $9,652,000. The excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole.

With PropCo’s acquisition of 17 properties leased or managed by Bickford in June 2013, an assignment was entered into whereby the operations of the 17 newly acquired facilities were conveyed by an affiliate of Bickford to OpCo. The transaction mandated the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities at the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis resulting in an adjustment, through NHI's capital in excess of par value to our equity method investment in OpCo, of $817,000.

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues	$15,876	$6,189

Operating expenses, including management fees	10,303	4,056
Lease expenses	5,263	2,081
Depreciation and amortization	125	27
Net Income	$185	$25

In July 2013, we extended a $9,200,000 loan to Bickford to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a two-year maturity plus a one-year extension option with 12% annual interest. As a result of this transaction and existing agreements governing our business relationship with Bickford, PropCo has acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan.

Leases

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2014, we did not have any renewing or expiring leases.

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

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	March 31,		Period Change
	2014	2013	$	%
Revenues:
Rental income
ILFs leased to an affiliate of Holiday Retirement	$7,979	$—	$7,979	NM
ALFs leased to RIDEA joint venture with Bickford	5,150	2,085	3,065	147.0%
SNFs leased to Fundamental Long Term Care	1,344	451	893	198.0%
SNFs newly leased to NHC (7 ElderTrust facilities)	863	—	863	NM
ALFs leased to Emeritus Senior Living	1,224	911	313	34.4%
Other new and existing leases	19,558	19,410	148	0.8%
	36,118	22,857	13,261	58.0%
Straight-line rent adjustments, new and existing leases	4,195	1,248	2,947	NM
Total Rental Income	40,313	24,105	16,208	67.2%
Interest income from mortgage and other notes
Bickford Senior Living	276	—	276	NM
ElderTrust	—	241	(241)	NM
SeniorTrust	—	246	(246)	NM
Other new and existing mortgages	1,480	1,482	(2)	(0.1)%
Total Interest Income from Mortgage and Other Notes	1,756	1,969	(213)	(10.8)%
Investment income and other	1,067	1,052	15	1.4%
Total Revenue	43,136	27,126	16,010	59.0%
Expenses:
Depreciation
ILFs leased to an affiliate of Holiday Retirement	3,227	—	3,227	NM
ALFs leased to RIDEA joint venture with Bickford	1,643	582	1,061	182.3%
SNFs leased to Fundamental Long Term Care	302	76	226	NM
SNFs newly leased to NHC (7 ElderTrust facilities)	224	—	224	NM
Other new and existing assets	3,841	3,590	251	7.0%
Total Depreciation	9,237	4,248	4,989	117.4%
Interest expense and amortization of debt issuance costs	4,742	1,123	3,619	322.3%
Debt issuance costs expensed due to credit facility modifications	2,145	—	2,145	NM
Franchise, excise and other taxes	306	144	162	112.5%
Loan and realty losses	—	4,037	(4,037)	NM
Other expenses	3,008	3,366	(358)	(10.6)%
	19,438	12,918	6,520	50.5%
Income before equity-method investee, discontinued operations and noncontrolling interest	23,698	14,208	9,490	66.8%
Income from equity-method investee	158	22	136	NM
Income from continuing operations	23,856	14,230	9,626	67.6%
Income from discontinued operations	—	1,693	(1,693)	(100.0)%
Net income	23,856	15,923	7,933	49.8%
Net income attributable to noncontrolling interest	(323)	(180)	(143)	NM
Net income attributable to common stockholders	$23,533	$15,743	$7,790	49.5%

NM - not meaningful

Financial highlights of the three months ended March 31, 2014, compared to the same period in 2013 were as follows:

•
Rental income increased $16,208,000 primarily as a result of new real estate investments of $748,939,000 funded during 2013. The increase in rental income included a $2,947,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $213,000 primarily due to the settlement of outstanding notes receivable balances from ElderTrust and SeniorTrust, partially mitigated by interest income on the note receivable due from Bickford Senior Living beginning in July 2013. Unless we continue to make new investments in loans in 2014 and future years, our interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

•	Depreciation expense recognized in continuing operations increased $4,989,000 compared to the prior year primarily due to new real estate investments completed during 2013.

•
Interest expense relates to borrowings on our credit facility, the convertible senior notes offered in March 2014 and debt assumed in the acquisition of real estate. During the first quarter of 2014, we made modifications to our credit facility and as a result have written off $2,145,000 of previously unamortized debt issuance costs. Upfront fees and other debt-related costs are amortized over the term of the credit facility. The increase in interest expense and amortization of debt issuance costs of $3,619,000 resulted from expanded borrowings used to fund new real estate investments in 2013. We expect to fund additional healthcare real estate investments in 2014 with borrowings from our bank credit facility and longer-term debt, both secured and unsecured, which will increase our interest expense.

•	During 2013 we recorded an impairment of $4,037,000 related to a mortgage note due from SeniorTrust.

The results of operations for facilities included in assets held for sale or sold, including the gain or loss on such sales, have been reported for periods prior to the adoption of ASU 2014-08 as discontinued operations. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Quarter Ended		One Year Change
	March 31, 2014	March 31, 2013	$	%
Cash and cash equivalents at beginning of period	$11,312	$9,172	$2,140	23.3%
Net cash provided by operating activities	28,876	23,846	5,030	21.1%
Net cash used in investing activities	(22,022)	(2,145)	(19,877)	926.7%
Net cash used in financing activities	(11,921)	(24,823)	12,902	NM
Cash and cash equivalents at end of period	$6,245	$6,050	$195	3.2%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2014 increased primarily as a result of the collection of lease payments on new real estate investments completed during 2013.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2014 increased as compared to 2013 primarily due to an increase in real estate investment activity completed during 2014.

Financing Activities – Net cash used in financing activities for the three months ended March 31, 2014 decreased as compared to the same period in 2013. During the first quarter of 2014, cash flows related to financing activities included $310,275,000 used to reduce outstanding borrowings which was provided by $200,000,000 in proceeds from the issuance of convertible senior notes and $130,000,000 in proceeds from a new term loan. Cash flows used in financing activities for the quarter ended March 31, 2014 also included $24,293,000 in dividends paid to stockholders.

Liquidity

At March 31, 2014, our liquidity was strong, with $362,683,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock whose per share price ranged between $35 and $39 during the quarter ended March 31, 2014. Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because the conversion price is in excess of the average stock price for the quarter, the impact of the conversion option is currently anti-dilutive to the earnings per share calculation and as such has no effect on our earnings per share.

The Notes are split into a debt component and an equity component since they may be settled in cash upon conversion. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance and was estimated to be approximately $192,238,000. The $7,762,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as an equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method, with 3.9% as the effective interest rate, over the term of the Notes.

The total cost of issuing the Notes was $5,969,000, of which $5,706,000 was allocated to the debt component and $263,000 to the equity component.

On March 27, 2014, we entered into an amended $700,000,000 senior unsecured credit facility. The facility can be expanded, subject to certain conditions, up to an additional $130,000,000. At closing, the new facility amended a smaller credit facility that provided for $620,000,000 of total commitments.

The amended credit facility provides for: (1) a $450,000,000 unsecured, revolving credit facility that matures in March 2019 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR; (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR, a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020.

At March 31, 2014, we had $343,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Our decision to amend our credit facility was made for the purpose of extending the maturity of a portion of our terms loans to over six years and to expand the amount of funds available to draw on our revolving credit facility.

As part of the Care acquisition, we assumed Fannie Mae mortgage loans, with principal balances of $70,840,000 and $7,208,000 on March 31, 2014, which have interest at rates of 6.85% and 7.17%, respectively, and mature on July 1, 2015 (prepayable without penalty after December 31, 2014).

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on two of our term loans as of March 31, 2014 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$377
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(247)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(739)

We plan to refinance the borrowings on our revolving credit facility into longer-term debt instruments. We will consider secured debt from U.S. Govt. agencies, including HUD, private placements of unsecured debt, and public offerings of debt and equity. We anticipate that our historically low cost of debt capital will rise in the near to mid-term, as the federal government transitions away from quantitative easing.

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2014 and thereafter. During the first three months of 2014, we declared a quarterly dividend of $.77 per common share to shareholders of record on March 31, 2014, payable on May 9, 2014.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For a discussion of our letter of credit with an affiliate of Bickford, see our discussion in this section under Contractual Obligations below. Our equity method investment in OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. We have no material obligation arising from our investment in OpCo, and we believe our maximum exposure to loss at March 31, 2014, due to this involvement, would be limited to our equity interest.

Our $200,000,000 convertible senior notes (the “Notes”) issued in March 2014 qualify as off-balance sheet instruments. When we issue convertible notes we do so in order to obtain more advantageous interest rates on our debt. Upon conversion, NHI's obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. As long as the conversion price is in excess of our current stock price, the impact of the conversion option would be anti-dilutive to the earnings per share calculation and as such would have no effect on our earnings per share disclosure.

If our stock price should exceed the conversion rate, currently about $71.81 per share, the conversion feature would have a dilutive effect on our reported earnings. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes.

We have classified the conversion feature as a component of our equity as long as NHI retains the option, under various tests, as to means of settlement. Should we be required to reclassify into liabilities the portion, currently $7,499,000, included in equity, there could be a significant negative impact on our financial statements.

Contractual Obligations and Contingent Liabilities

As of March 31, 2014, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$762,868	$19,334	$118,536	$38,591	$586,407
Real estate purchase liabilities	4,000	4,000	—	—	—
Construction commitments	16,648	16,648	—	—	—
Loan commitments	2,000	2,000	—	—	—
	$785,516	$41,982	$118,536	$38,591	$586,407
1 Interest is calculated based on the interest rate at March 31, 2014 through maturity of the term loans, the revolving credit facility, convertible senior notes and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of March 31, 2014. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

Bickford

As of March 31, 2014, our subsidiary PropCo had purchased land and begun construction on one assisted living facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $3,958,000. The facility is expected to open by the end of the third quarter of 2014. In February 2014 NHI entered into a commitment of $2,785,000 on a letter of credit for the benefit of our joint venture partner, an affiliate of Bickford which holds a minority interest in PropCo.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $521,000 as of March 31, 2014. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care, who has been operating the campus since 1993. We also committed to provide up to $500,000 for renovations and improvements related to our recent acquisition of a 63-unit senior housing community in Baltimore, Maryland which we have leased to Chancellor Health Care. We began renovations during the first quarter of 2014 and had funded $109,000 as of March 31, 2014. We receive rent income on funds advanced for both construction projects.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining and maintaining a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. As of March 31, 2014, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon the achievement of certain operating metrics. In March 2014 upon satisfactory achievement of the required operating metrics, we made the full $1,600,000 payment to Fundamental.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years. Total construction costs incurred as of March 31, 2014 were $6,468,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Prestige

We have agreed to fund capital improvements of up to $2,000,000 in connection with our lease of facilities to Prestige. The capital improvements will be an addition to our investment in the properties when funded and will be included in the lease base. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements.

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

In connection with our Silverdale, Washington senior living campus, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon obtaining and maintaining a specified lease coverage ratio. If earned, the first payment would be due after the second lease year and the second payment would be due after the third lease year. At acquisition, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

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

FFO, AFFO & FAD

These supplemental operating performance measures may not be comparable to similarly titled measures used by other REITs. Consequently, our Funds From Operations ("FFO"), Normalized FFO, Normalized Adjusted Funds From Operations ("AFFO") and Normalized Funds Available for Distribution ("FAD") may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these operating performance measures, caution should be exercised when comparing our Company's FFO, Normalized FFO, Normalized AFFO and Normalized FAD to that of other REITs. These financial performance measures do not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") (these measures do not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

Funds From Operations - FFO

Our FFO for the three months ended March 31, 2014 increased $12,453,000, or 62.0%, over the same period in 2013. Our normalized FFO for the three months ended March 31, 2014 increased $10,561,000, or 43.8%, over the same period in 2013, primarily as the result of our new real estate investments in 2013. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO for the three months ended March 31, 2014 increased $7,952,000, or 34.7%, over the same period in 2013 due primarily to the impact of real estate investments completed during 2013. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

We believe that normalized AFFO is an important supplemental measure of operating performance for a REIT. GAAP requires a lessor to recognize contractual lease payments into income on a straight-line basis over the expected term of the lease. This straight-line adjustment has the effect of reporting lease income that is significantly more or less than the contractual cash flows received pursuant to the terms of the lease agreement. GAAP also requires the original issue discount of our convertible senior notes and debt issuance costs to be amortized as non-cash adjustments to earnings. Normalized AFFO is useful to our investors as it reflects the growth inherent in the contractual lease payments of our real estate portfolio.

Funds Available for Distribution - FAD

Our normalized FAD for the three months ended March 31, 2014 increased $7,721,000, or 31.5%, over the same period in 2013 due primarily to the impact of real estate investments completed during 2013. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation.

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

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Net income attributable to common stockholders	$23,533	$15,743
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	9,237	4,248
Depreciation related to noncontrolling interest	(246)	(87)
Depreciation in discontinued operations	—	167
Funds from operations	32,524	20,071
Debt issuance costs expensed due to credit facility modifications	2,145	—
Loan impairment	—	4,037
Normalized FFO	34,669	24,108
Straight-line lease revenue, net	(4,195)	(1,283)
Straight-line lease revenue, net, related to noncontrolling interest	17	—
Amortization of original issue discount	15	—
Amortization of debt issuance costs	353	82
Normalized AFFO	30,859	22,907
Non-cash stock based compensation	1,349	1,580
Normalized FAD	$32,208	$24,487

BASIC
Weighted average common shares outstanding	33,051,415	27,876,176
FFO per common share	$.98	$.72
Normalized FFO per common share	$1.05	$.86
Normalized AFFO per common share	$.93	$.82
Normalized FAD per common share	$.97	$.88

DILUTED
Weighted average common shares outstanding	33,085,232	27,911,584
FFO per common share	$.98	$.72
Normalized FFO per common share	$1.05	$.86
Normalized AFFO per common share	$.93	$.82
Normalized FAD per common share	$.97	$.88

NOTE: FFO and Normalized FFO per diluted common share for the three months ended March 31, 2013 differ by $.02 and $.01, respectively, from the amounts previously reported as a result of our revised interpretation of the NAREIT definition of FFO. Normalized FAD per diluted common share for the three months ended March 31, 2013 differs by $.01, from the amount previously reported as a result of changes we made to our definition of FAD. See our Form 8-K dated May 5, 2014 which describes these revisions.

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2014	2013
Net income	$23,856	$15,923
Interest expense and amortization of debt issuance costs	4,742	1,123
Franchise, excise and other taxes	306	144
Depreciation in continuing and discontinued operations	9,237	4,415
Debt issuance costs expensed due to credit facility modifications	2,145	—
Loan impairment	—	4,037
Adjusted EBITDA	$40,286	$25,642

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At March 31, 2014, we were exposed to market risks related to fluctuations in interest rates on approximately $107,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($343,000,000 at March 31, 2014) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2014, net interest expense would increase or decrease annually by approximately $535,000 or $.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	March 31, 2014			December 31, 2013
	Balance[1,2]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$200,000	31.5%	3.25%	—	—	—
Unsecured term loan	130,000	20.5%	3.91%	—	—	—
Unsecured term loan	80,000	12.6%	3.86%	80,000	13.0%	3.86%
Unsecured term loan	40,000	6.3%	3.29%	40,000	6.5%	3.29%
Secured mortgage loan	70,840	11.2%	6.85%	71,090	11.6%	6.85%
Secured mortgage loan	7,208	1.1%	7.17%	7,234	1.2%	7.20%
Variable rate:
Unsecured 4.5-year term loan	—	—	—	250,000	40.6%	1.97%
Unsecured revolving credit facility	107,000	16.8%	1.81%	167,000	27.1%	1.62%
	$635,048	100.0%	3.67%	$615,324	100.0%	2.84%

[1] Excludes unamortized premium of $1,732 and $1,756 applicable to two fixed rate secured mortgages for the respective 2014 and 2013 periods presented.
[2] Includes $7,762 estimated fair value of conversion feature of senior notes
[3] Total is weighted average rate

The unsecured term loans in the table above reflect the effect of $40,000,000, $80,000,000, and $130,000,000 notional amount interest rate swaps with maturities of April 2019, June 2020 and June 2020, respectively, that effectively converts variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently 175 basis points, based on our Consolidated Coverage Ratio, as defined.

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of March 31, 2014 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Convertible senior notes	$200,000	$200,392	$206,640	$194,374
Secured mortgage loan	70,840	72,144	72,492	71,797
Secured mortgage loan	7,208	7,367	7,403	7,332

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2014, the fair value of our mortgage notes receivable, discounted for estimated changes in the risk-free rate, was approximately $68,484,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,159,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,210,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $13,438,000 at March 31, 2014, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,344,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2014.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2014, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed March 23, 2009)

3.3	Restated Bylaws (incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013)

3.4	Amendment No. 1 to Restated Bylaws dated February 14, 2014 (incorporated by reference to Exhibit 3.4 to Form 10-K filed February 14, 2014)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863)

4.2
Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 31, 2014)

4.3
First Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee(incorporated by reference to Exhibit 4.2 to Form 8-K filed March 31, 2014)

10.1
Third Amended and Restated Credit Agreement entered into as of March 27, 2014, by and among National Health Investors, Inc., Each Lender from time to time a Party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, the Swing Line Lender and the Issuing Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 31, 2014)

10.2	Amended and Restated Employment Agreement effective as of February 14, 2014 by and between National Health Investors, Inc. and Justin Hutchens

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 2, 2014	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	May 2, 2014	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)