Form 10-Q/A
period 2014-03-31
NATIONAL HEALTH INVESTORS INC
filed 2014-05-08
CIK 877860

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A contains only the cover page, this explanatory note, the signature page and Exhibit 101. The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (the “10-Q”), as filed with the Securities and Exchange Commission on May 2, 2014, is to include eXtensible Business Reporting Language (XBRL) information in Exhibit 101 that was excluded from the timely filed Original Filing, as provided for under Rule 405 of the SEC’s Regulation S-T. This Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information included in the Original Filing remains unchanged.

Exhibit 101 provides the following items formatted in XBRL: (1) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (2) Condensed Consolidated Statements of Income for the Quarters Ended March 31, 2014 and 2013; (3) Condensed Consolidated Statements of Comprehensive Income for the Quarters Ended March 31, 2014 and 2013; (4) Condensed Consolidated Statements of Equity for the Quarters Ended March 31, 2014 and 2013; (5) Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2014 and 2013; and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 8, 2014	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	May 8, 2014	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Item 6. Exhibits.

Exhibit No.	Description
*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.