Form 10-K/A
period 2013-12-31
NATIONAL HEALTH INVESTORS INC
filed 2014-07-21
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (the “Amendment”) is filed by National Health Investors, Inc. (“NHI” or the “Company”) to amend its Form 10-K/A for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on February 24, 2014 (the “Original Form 10-K/A”). The purpose of this Amendment is solely to amend Exhibit 99.1, the Holiday AL Holdings LP Financial Statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013, of the Original Form 10-K/A. The signature of the independent auditors of Holiday AL Holdings LP was inadvertently omitted from the Report of Independent Auditors contained in Exhibit 99.1. Accordingly, Exhibit 99.1 of the Original Form 10-K/A is hereby amended to include a signed Report of Independent Auditors.
We make no attempt in this Amendment to update matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) for any other activities or events occurring after the original filing date; neither do we change any previously reported financial results of operations or any disclosures contained in the 2013 Form 10-K or Original Form 10-K/A except to the extent expressly provided herein. Among other things, forward-looking statements made in the 2013 Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the 2013 Form 10-K, and such forward-looking statements should be read in their historical context.
As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications by our Principal Executive Officer and Principal Financial Officer are filed herewith as exhibits to this Amendment.
PART IV
ITEM 15. Exhibits, Financial Statements and Financial Statement Schedules
EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer	Filed Herewith
99.1	Report of Independent Auditors of Holiday AL Holdings LP	Filed Herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

	By:	/s/Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer (Principal Financial Officer)
Date: July 21, 2014