Form 10-Q
period 2014-06-30
NATIONAL HEALTH INVESTORS INC
filed 2014-08-04
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 33,054,599 shares of common stock outstanding of the registrant as of July 31, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Real estate properties:
Land	$93,950	$91,770
Buildings and improvements	1,374,727	1,320,567
Construction in progress	13,973	9,665
	1,482,650	1,422,002
Less accumulated depreciation	(193,018)	(174,262)
Real estate properties, net	1,289,632	1,247,740
Mortgage and other notes receivable, net	60,854	60,639
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	7,157	11,312
Marketable securities	13,991	12,650
Straight-line rent receivable	27,181	18,691
Equity-method investment and other assets	46,180	66,656
Total Assets	$1,483,127	$1,455,820

Liabilities and Equity:
Debt	$638,019	$617,080
Real estate purchase liabilities	4,000	2,600
Accounts payable and accrued expenses	11,084	8,011
Dividends payable	25,452	24,293
Lease deposit liabilities	22,775	22,775
Deferred income	1,415	3,901
Total Liabilities	702,745	678,660

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 and 40,000,000 shares authorized;
33,054,599 and 33,051,176 shares issued and outstanding, respectively	331	330
Capital in excess of par value	762,703	753,635
Cumulative dividends in excess of net income	969	3,043
Accumulated other comprehensive income	6,024	9,538
Total National Health Investors Stockholders' Equity	770,027	766,546
Noncontrolling interest	10,355	10,614
Total Equity	780,382	777,160
Total Liabilities and Equity	$1,483,127	$1,455,820

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2013 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues:
Rental income	$41,353	$24,067	$81,666	$48,172
Interest income from mortgage and other notes	1,748	1,972	3,504	3,941
Investment income and other	1,059	1,063	2,126	2,115
	44,160	27,102	87,296	54,228
Expenses:
Depreciation	9,540	4,391	18,777	8,639
Interest, including amortization of debt discount and issuance costs	6,829	1,597	13,715	2,721
Legal	10	290	83	566
Franchise, excise and other taxes	406	93	712	237
General and administrative	1,850	2,325	4,785	5,414
Loan and realty losses	—	—	—	4,037
	18,635	8,696	38,072	21,614

Income before equity-method investee, discontinued operations and noncontrolling interest	25,525	18,406	49,224	32,614
Income from equity-method investee	52	70	210	91
Income from continuing operations	25,577	18,476	49,434	32,705
Income from discontinued operations	—	1,622	—	3,316
Net income	25,577	20,098	49,434	36,021
Less: net income attributable to noncontrolling interest	(283)	(178)	(606)	(358)
Net income attributable to common stockholders	$25,294	$19,920	$48,828	$35,663

Weighted average common shares outstanding:
Basic	33,052,750	27,876,176	33,052,083	27,871,120
Diluted	33,087,283	27,913,727	33,086,258	27,907,600
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.77	$.66	$1.48	$1.16
Discontinued operations	—	.05	—	.12
Net income per common share attributable to common stockholders	$.77	$.71	$1.48	$1.28
Diluted:
Income from continuing operations attributable to common stockholders	$.76	$.66	$1.48	$1.15
Discontinued operations	—	.05	—	.12
Net income per common share attributable to common stockholders	$.76	$.71	$1.48	$1.27

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$25,577	$20,098	$49,434	$36,021
Other comprehensive income:
Change in unrealized gains (losses) on securities	553	(641)	1,341	1,320
Increase (decrease) in fair value of cash flow hedge	(2,079)	974	(3,137)	1,373
Less: reclassification adjustment for amounts recognized in net income	(1,190)	(137)	(1,718)	(266)
Total other comprehensive income (loss)	(2,716)	196	(3,514)	2,427
Comprehensive income	22,861	20,294	45,920	38,448
Less: comprehensive income attributable to noncontrolling interest	(283)	(178)	(606)	(358)
Comprehensive income attributable to common stockholders	$22,578	$20,116	$45,314	$38,090

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$49,434	$36,021
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	18,777	8,973
Amortization	1,081	506
Straight-line rental income	(8,490)	(2,695)
Write-off of debt issuance costs	2,145	353
Loan and realty losses	—	4,037
Share-based compensation	1,573	1,833
Income from equity-method investee	(210)	(91)
Change in operating assets and liabilities:
Equity-method investment and other assets	(381)	(1,234)
Accounts payable and accrued expenses	177	326
Deferred income	(2,486)	(104)
Net cash provided by operating activities	61,620	47,925
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(1,214)	(500)
Collection of mortgage and other notes receivable	999	15,484
Investment in real estate	(29,423)	(83,179)
Investment in real estate development	(3,320)	(3,905)
Investment in renovations of existing real estate	(2,076)	(3,336)
Payment of earnest money deposit	—	(2,500)
Payment of real estate purchase liability	(1,600)	—
Net cash used in investing activities	(36,634)	(77,936)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(51,000)	103,000
Proceeds from convertible senior notes	200,000	—
Borrowings on term loan	130,000	80,000
Payments on term loans	(250,526)	(80,000)
Debt issuance costs	(7,007)	(1,231)
Proceeds from exercise of stock options	—	146
Distributions to noncontrolling interest	(865)	(441)
Dividends paid to stockholders	(49,743)	(44,166)
Net cash (used in) provided by financing activities	(29,141)	57,308

(Decrease) increase in cash and cash equivalents	(4,155)	27,297
Cash and cash equivalents, beginning of period	11,312	9,172
Cash and cash equivalents, end of period	$7,157	$36,469

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2014	2013
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$8,886	$2,201
Supplemental disclosure of non-cash investing and financing activities:
Tax deferred exchange funds applied to investment in real estate	$23,813	$—
Conditional consideration in asset acquisition	$3,000	$1,600
Accounts payable related to investments in real estate	$2,103	$—
Assumption of debt in real estate acquisition	$—	$80,528
Increase (decrease) in fair value of cash flow hedge	$(3,137)	$1,373
Assignment of net assets in equity-method investee	$—	$817

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2013	33,051,176	$330	$753,635	$3,043	$9,538	$766,546	$10,614	$777,160
Total comprehensive income	—	—	—	48,828	(3,514)	45,314	606	45,920
Distributions to noncontrolling interest	—	—	—	—	—	—	(865)	(865)
Shares issued on stock options exercised	3,423	1	—	—	—	1	—	1
Share-based compensation	—	—	1,573	—	—	1,573	—	1,573
Equity component of convertible debt	—	—	7,495	—	—	7,495	—	7,495
Dividends declared, $1.54 per common share	—	—	—	(50,902)	—	(50,902)	—	(50,902)
Balances at June 30, 2014	33,054,599	$331	$762,703	$969	$6,024	$770,027	$10,355	$780,382

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At June 30, 2014, we held an interest in one unconsolidated VIE, of which we were not the primary beneficiary.

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

Reclassifications - We have reclassified for 2013 the operations of facilities meeting the accounting criteria as either being sold or held for sale as discontinued operations in the Condensed Consolidated Statements of Income. There is no change to reported net income for the prior periods as a result of this reclassification.

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

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a principles-based approach for a broad range of revenue generating transactions, including the sale of real estate, which will generally require more estimates and more judgment and more disclosures than under current guidance. Because this ASU specifically excludes lease contracts from its scope, its application is not expected to impact our recognition of rental income on a straight-line basis. ASU 2014-09 is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. We are continuing to study the effect that our eventual adoption of ASU 2014-09 will have on our reported financial position and results of operation, the extent of which cannot be reasonably estimable, at this time.

In June 2014 the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Current FASB guidance does not state whether instruments within the scope of ASU 2014-12 should be treated as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. Among its provisions, this ASU clarifies that the performance target should not be reflected in estimating the grant-date fair value of the award. Rather, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We are studying the effects of the ASU prior to adoption. We have not previously issued instruments within its scope, and, accordingly, our eventual adoption of the new standard is expected to have no effect on our financial position, results of operation or cash flows.

NOTE 2. REAL ESTATE

As of June 30, 2014, we owned 162 health care real estate properties located in 30 states and consisting of 93 senior housing communities, 64 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, independent living facilities, and senior living campuses. These investments (excluding our corporate office of $894,000) consisted of properties with an original cost of approximately $1,481,756,000, rented under triple-net leases to 24 lessees.

Acquisition and New Lease of Real Estate

Chancellor

On June 1, 2014, we acquired a 56-unit assisted living/memory care facility in Sacramento, California for $11,500,000 and leased the facility to Chancellor Health Care, LLC for an initial term of 15 years, plus renewal options. The initial lease rate is 8.0% with fixed annual escalators. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase.

Prestige

In March 2014 we completed the purchase of 3 skilled nursing facilities in Oregon totaling 196 beds and a 105-unit assisted living facility in Idaho from Prestige Senior Living ("Prestige"). The purchase price includes $40,115,000 in cash and a commitment to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. Because the facilities were owner-occupied, we accounted for the acquisition as an asset purchase. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have, accordingly, reflected that amount in the Condensed Consolidated Balance Sheet. Contingent payments earned will be an addition to our investment in the properties when funded and will be included in the lease base.

We have leased the 4 facilities to Prestige with a 15-year term at an initial rate of 8.4% plus fixed annual escalators. In addition, at 2 of the Oregon facilities we have committed to invest $2,000,000 for capital improvements which are expected to be completed by June 30, 2015. This investment will be added to the basis on which the lease amount is calculated.

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

Of our total revenue from continuing operations, $10,954,000 (25%) and $21,908,000 (25%) was derived from Holiday for the three and six months ended June 30, 2014, respectively. Lease revenue from Holiday for the three and six months ended June 30, 2014 includes straight-line rent of $2,975,000 and $5,951,000, respectively.

NHC

As of June 30, 2014, we leased 42 health care facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities acquired from ElderTrust of Florida, Inc. on August 31, 2013.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current year	$573	$568	$1,139	$1,136
Prior year final certification[1]	—	—	15	746
Total percentage rent income	$573	$568	$1,154	$1,882
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue from continuing operations, $9,109,000 (21%) and $8,201,000 (30%) were derived from NHC for the three months ended June 30, 2014 and 2013, respectively, and $18,227,000 (21%) and $17,148,000 (32%) for the six months ended June 30, 2014 and 2013, respectively.

Bickford

As of June 30, 2014, we owned an 85% equity interest and an affiliate of Bickford Senior Living ("Bickford") owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 29 assisted living/memory care facilities and also has 1 facility under construction. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85/15 ownership interest with an affiliate of Bickford, who controls the entity. This joint venture is structured to comply with the provisions of RIDEA.

For the stabilized portfolio of 27 properties, the current annual contractual rent from OpCo to PropCo is $19,108,000, plus fixed annual escalators. OpCo is continuing the lease-up of 2 assisted living facilities which opened in the fourth quarter of 2013. Under the terms of the current development lease agreement, PropCo receives rent from OpCo on the total amount of development costs, including land, which totaled $20,937,000 at June 30, 2014. Of these costs, $15,548,000 relate to the 2 facilities currently in lease-up. As of June 30, 2014, PropCo had purchased land and begun construction on one assisted living/memory care facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $5,389,000. Once the facilities stabilize, an annual rental amount will be determined between the parties. Rent income received from the development projects was $671,000 and $295,000 for the six months ended June 30, 2014 and 2013, respectively. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions.

Of our total revenues from continuing operations, $5,202,000 (12%) and $2,093,000 (8%) were recognized as rental income from Bickford for the three months ended June 30, 2014 and 2013, respectively, and $10,465,000 (12%) and $4,174,000 (8%) for the six months ended June 30, 2014 and 2013, respectively.

In June 2013 PropCo acquired 14 properties from Care Investment Trust in a transaction we accounted for as a business combination. The unaudited pro forma revenue, net income and net income available to common stockholders of the combined entity are provided below had the acquisition date been January 1, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$44,160	$29,690	$87,296	$59,404
Net income	$25,605	$20,506	$49,489	$36,847
Net income available to common stockholders	$25,306	$20,267	$48,863	$36,365
Basic earnings per common share	$.77	$.73	$1.48	$1.30
Diluted earnings per common share	$.76	$.73	$1.48	$1.30

Supplemental pro forma information above includes revenues from the Care lease with OpCo, recognized on a straight-line basis, depreciation, and appropriate interest costs.

Our revenue from continuing operations includes $2,588,000 and $5,176,000 from the 14 Care properties for the three months and six months ended June 30, 2014, respectively. Our net income includes $409,000 and $807,000 for the three months and six months ended June 30, 2014, respectively.

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Equity-method investment in OpCo	$9,704	$9,494
Debt issuance costs	11,386	7,366
Accounts receivable and other assets	1,519	2,502
Replacement reserve and tax escrows - Fannie Mae	796	706
Lease escrow deposits	22,775	22,775
Escrow deposit for tax deferred exchange	—	23,813
	$46,180	$66,656

Upon the acquisition of our equity method investment in OpCo in 2012, our purchase price was allocated to the assets acquired based upon their estimated relative fair values. Accounting guidance for equity method investments requires that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as though OpCo were a consolidated subsidiary. Accordingly, the excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment. When we acquired 17 properties leased or managed by Bickford in June 2013, an assignment was entered into whereby the operations of the related facilities were conveyed by an affiliate of Bickford to OpCo. The transaction mandated the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities as of the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis resulting in an adjustment, through NHI's capital in excess of par value to our equity method investment in OpCo, of $817,000. We monitor and periodically review our equity method investment in OpCo for impairment to determine whether a decline, if any, in the value of the investment is other-than temporary. We noted no decline in value as of June 30, 2014.

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since the original investment on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at June 30, 2014, due to our investment in OpCo, would be limited to our equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There were no distributions declared during the six months ended June 30, 2014 and 2013.

At June 30, 2014, we held lease escrow deposits of $22,775,000 in regard to our lease with Holiday. The Holiday deposits include $21,275,000 as a lease security deposit which remains for the term of the 17-year lease commencing in December 2013 and is payable to Holiday at the end of the lease term. The remaining $1,500,000 is reserved for specified capital improvements.

In March 2014 we utilized $23,813,000 held with a qualified intermediary to provide a portion of the funding for the Prestige acquisition discussed in Note 2.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At June 30, 2014, we had investments in mortgage notes receivable with a carrying value of $35,057,000 secured by real estate and UCC liens on the personal property of 11 health care properties and other notes receivable with a carrying value of $25,797,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at June 30, 2014.

Due to non-receipt of contractual payments, in March 2013 we evaluated the recoverability of the SeniorTrust notes and recognized an impairment to the carrying value in the total amount of $4,037,000.

In June 2014 we entered into a $500,000 revolving loan with our joint venture partner, an affiliate of Bickford, to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. The outstanding balance at June 30, 2014 was $84,000.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We recognized $818,000 and $1,636,000 in preferred dividend income from LTC (a publicly-traded REIT) for the three and six months ended June 30, 2014 and 2013 on our investment in 2,000,000 shares of their cumulative preferred stock carried at its original cost of $38,132,000. The preferred stock, which was purchased in September 1998, is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. The non-voting preferred stock is convertible into 2,000,000 shares of LTC common stock whose closing price at June 30, 2014 was $39.04 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. While not the fair value of our preferred stock investment, we provide the above information as pertinent to the reader's estimation of the fair value of our investment. In accordance with ASC Topic 825 Financial Instruments, paragraph 10-50 Disclosure-Overall, we have determined that due to excessive costs, it is not practicable to estimate the fair value of our cost basis investment in preferred stock because of inherent subjectivities in refining the estimate to a degree that is likely to materially augment the information provided above. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value.

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

Marketable securities consist of the following (in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$13,991	$4,088	$12,650

Gross unrealized gains related to available-for-sale securities were $9,903,000 at June 30, 2014 and $8,562,000 at December 31, 2013.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Convertible senior notes - unsecured (net of discount of $7,484)	$192,516	$—
Revolving credit facility - unsecured	116,000	167,000
Bank term loans - unsecured	250,000	370,000
Fannie Mae term loans - secured (including a premium of $1,705)	79,503	80,080
	$638,019	$617,080

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

The Notes are split into a debt component and an equity component since they may be settled in cash upon conversion. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance and was estimated to be approximately $192,238,000. The $7,762,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as an equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value, the original issue discount, is amortized to interest expense using the effective interest method over the estimated term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs was approximately 3.9% based on our estimated non-convertible borrowing rate at the date the Notes were issued.

The total cost of issuing the Notes was $6,055,000, of which $267,000 was allocated to the equity component and $5,789,000 to the debt component and is amortized over the estimated term of the notes.

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

At June 30, 2014, we had $334,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

As part of the Care acquisition, we assumed Fannie Mae mortgage loans, with principal balances of $70,613,000 and $7,185,000 on June 30, 2014, which have interest at rates of 6.85% and 7.17%, respectively, and mature on July 1, 2015 (prepayable without penalty after December 31, 2014).

The following table summarizes interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest expense at contractual rates	$6,065	$1,193	$10,438	$2,235
Amortization of debt issuance costs and bond discount	764	404	1,132	133
Debt issuance costs expensed due to credit facility modifications	—	—	2,145	353
Total interest expense	$6,829	$1,597	$13,715	$2,721

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of June 30, 2014 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(39)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(1,333)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(2,508)

See Note 12 for fair value disclosures about our Fannie Mae mortgage loan and interest rate swap agreements.

In July 2014 we obtained $29,199,000 of mortgage debt from the U.S. Department of Housing and Urban Development ("HUD") secured by seven properties in our joint venture with an affiliate of Bickford. The mortgage notes require monthly payments of principal and interest at 4.3% and mature in August 2049. Two additional mortgages are currently in process and will bring the total proceeds from HUD debt to approximately $38,000,000. We are using these proceeds to retire borrowings under our revolving credit facility.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

As of June 30, 2014, our subsidiary PropCo had purchased land and begun construction on one assisted living/memory care facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $5,389,000. The facility is expected to open by the end of the third quarter of 2014. In February 2014 NHI entered into a commitment of $2,785,000 on a letter of credit for the benefit of our joint venture partner, an affiliate of Bickford, which holds a minority interest in PropCo. See Note 4 for a discussion of our outstanding revolving loan commitment with an affiliate of Bickford.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $1,029,000 as of June 30, 2014. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care, who has been operating the campus since 1993. We also committed to provide up to $500,000 for renovations and improvements related to our recent acquisition of a 63-unit senior housing community in Baltimore, Maryland which we have leased to Chancellor Health Care. We began renovations during the first quarter of 2014 and had funded $161,000 as of June 30, 2014. We receive rent income on funds advanced for both construction projects.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living ("Discovery") of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining and maintaining a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. As of June 30, 2014, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

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

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years. Total construction costs incurred as of June 30, 2014 were $7,094,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Prestige

We have agreed to fund capital improvements of up to $2,000,000 in connection with our lease of facilities to Prestige. The capital improvements will be an addition to our investment in the properties when funded and will be included in the lease base. As of June 30, 2014, we had funded $13,000 of this commitment. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements. Contingent payments earned will be an addition to our investment in the properties when funded and will be included in the lease base.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of June 30, 2014, there were 740,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to five years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of June 30, 2014, there were 20,635 shares available for future grants under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended June 30, 2014 and 2013 was $223,000 and $253,000, respectively, and for the six months ended June 30, 2014 and 2013 was $1,573,000 and $1,833,000, respectively.

At June 30, 2014, we had, net of expected forfeitures, $814,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2014 - $447,000, 2015 - $331,000 and 2016 - $36,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarize our outstanding stock options:

	Six Months Ended
	June 30,
	2014	2013
Options outstanding January 1,	516,674	211,675
Options granted under 2012 Plan	400,000	360,000
Options exercised under 2005 Plan	(13,334)	(55,001)
Options outstanding, June 30,	903,340	516,674

Exercisable at June 30,	676,659	323,330

NOTE 10. DISCONTINUED OPERATIONS

We have reclassified, for periods before adoption of ASU 2014-08, the operations of facilities meeting the accounting criteria for properties sold or held for sale as discontinued operations.

In December 2013, we sold three older skilled nursing facilities to affiliates of our current tenant, Fundamental, for $18,500,000 and recorded a gain of $1,269,000 for financial statement purposes. Our lease revenue from these facilities was $844,000 and $1,688,000 for the three and six months ended June 30, 2013. Pursuant to the purchase option, rents associated with the two remaining properties will be fixed at $250,000 per month, without escalation, through the first renewal term in February 2016.

In October 2013, our tenant, Weatherly Associates, LLC, exercised their option to purchase a senior housing facility in Pennsylvania for $5,315,000. The sale was completed in December 2013, and we recorded a gain of $1,619,000 for financial statement purposes. Our lease revenue from the facility was $101,000 and $201,000 for the three and six months ended June 30, 2013.

In August 2013 we sold six older skilled nursing facilities to NHC for $21,000,000 and recorded a gain of $19,370,000 for financial statement purposes. Our lease revenue from the facilities was $843,000 and $1,759,000 for the three and six months ended June 30, 2013.

Income from discontinued operations is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$—	$1,788	$—	$3,648
Other income	—	1	—	2
Expenses:
Depreciation	—	167	—	334
Total discontinued operations	$—	$1,622	$—	$3,316

Weighted average common shares outstanding:
Basic	33,052,750	27,876,176	33,052,083	27,871,120
Diluted	33,087,283	27,913,727	33,086,258	27,907,600

Discontinued operations income per share:
Basic	$—	$.05	$—	$.12
Diluted	$—	$.05	$—	$.12

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income from continuing operations attributable to common stockholders	$25,294	$18,298	$48,828	$32,347
Discontinued operations	—	1,622	—	3,316
Net income attributable to common stockholders	$25,294	$19,920	$48,828	$35,663

BASIC:
Weighted average common shares outstanding	33,052,750	27,876,176	33,052,083	27,871,120

Income from continuing operations per common share	$.77	$.66	$1.48	$1.16
Discontinued operations per common share	—	.05	—	.12
Net income per common share	$.77	$.71	$1.48	$1.28

DILUTED:
Weighted average common shares outstanding	33,052,750	27,876,176	33,052,083	27,871,120
Stock options	34,533	37,551	34,175	36,480
Average dilutive common shares outstanding	33,087,283	27,913,727	33,086,258	27,907,600

Income from continuing operations per common share	$.76	$.66	$1.48	$1.15
Discontinued operations per common share	—	.05	—	.12
Net income per common share	$.76	$.71	$1.48	$1.27

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	31,575	16,848	31,936	10,100

Regular dividends declared per common share	$.77	$.735	$1.54	$1.43

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	June 30, 2014	December 31, 2013
Level 1
Common stock of other healthcare REITs	Marketable securities	$13,991	$12,650

Level 2
Interest rate swap asset	Other assets	$—	$975
Interest rate swap liability	Accrued expenses	$3,880	$—

Level 3
Contingent consideration	Real estate purchase liabilities	$4,000	$2,600

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014 and 2013 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements, net	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2014
Contingent consideration	$2,600	$—	$—	$1,400	$4,000	$—

2013
Contingent consideration	$4,256	$1,600	$—	$—	$5,856	$—

Carrying values and fair values of financial instruments that are not carried at fair value at June 30, 2014 and December 31, 2013 in the Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2014	2013	2014	2013
Level 2
Variable rate debt	$366,000	$537,000	$366,000	$537,000
Fixed rate debt	$272,019	$80,080	$274,817	$79,365

Level 3
Mortgage and other notes receivable	$60,854	$60,639	$69,025	$67,201

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at June 30, 2014 and December 31, 2013, due to the predominance of floating interest rates, which generally reflect market conditions.

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

Executive Overview

National Health Investors, Inc., a Maryland corporation incorporated and publicly listed in 1991, is a healthcare real estate investment trust (“REIT”) specializing in financing healthcare real estate by purchase and leaseback transactions, RIDEA transactions and by mortgage loans. Our portfolio consists of investments in real estate, mortgage and other notes and in the preferred and common stock of other REITs. For the six months ended June 30, 2014, our investment portfolio generated revenues of $87,296,000. We are a self-managed REIT investing in health care real estate or in the operations thereof through independent third-party managers that generate current income to be distributed to stockholders. Our investments include senior housing (independent living, assisted living & senior living campuses), skilled nursing facilities, medical office buildings, and hospitals. We typically fund these investments through three sources of capital: (1) debt offerings, including bank lines of credit and ordinary term debt, (2) the sale of equity securities, and (3) current cash flow.

Portfolio

At June 30, 2014, our continuing operations included investments in real estate and mortgage and other notes receivable in 173 health care facilities located in 30 states consisting of 96 senior housing communities, 71 skilled nursing facilities, 4 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $894,000) consisted of properties with an original cost of approximately $1,481,756,000, rented under triple-net leases to 24 lessees, and $60,854,000 aggregate carrying value of mortgage and other notes receivable due from 14 borrowers.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of June 30, 2014 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue
Assisted Living	60	3,018		$19,320
Senior Living Campus	5	797		3,487
Independent Living	28	3,114		22,564
Senior Housing Communities	93	6,929		45,371
Skilled Nursing Facilities	64	8,370		32,050
Hospitals	3	181		3,759
Medical Office Buildings	2	88,517	*	486
Total Real Estate Properties	162			$81,666

Mortgage and Other Notes Receivable
Assisted Living	3	310		$503
Senior Living Campus	—	76		30
Senior Housing Communities	3	386		533
Skilled Nursing Facilities	7	594		696
Hospital	1	70		597
Other Notes Receivable	—	—		1,678
Total Mortgage and Other Notes Receivable	11			$3,504
Total Portfolio	173			$85,170

Portfolio Summary	Properties	Investment %	Revenue
Real Estate Properties	162	95.9%	$81,666
Mortgage and Other Notes Receivable	11	4.1%	3,504
Total Portfolio	173	100.0%	$85,170

Summary of Facilities by Type
Assisted Living	63	23.3%	$19,823
Independent Living	28	26.5%	22,564
Senior Living Campus	5	4.1%	3,517
Senior Housing Communities	96	53.9%	45,904
Skilled Nursing Facilities	71	38.4%	32,746
Hospitals	4	5.1%	4,356
Medical Office Buildings	2	0.6%	486
Other	—	2.0%	1,678
Total Real Estate Portfolio	173	100.0%	$85,170

Portfolio by Operator Type
Public	53	26.8%	$22,821
National Chain (Privately-Owned)	29	29.1%	24,753
Regional	81	39.0%	33,233
Small	10	5.1%	4,363
Total Real Estate Portfolio	173	100.0%	$85,170

For the six months ended June 30, 2014, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Brookdale Senior Living; Fundamental; Health Services Management; Holiday Retirement; Legend Healthcare; and National HealthCare Corp.

As of June 30, 2014, our average effective annualized rental income was $7,658 per bed for skilled nursing facilities, $8,750 per unit for senior living campuses, $13,875 per unit for assisted living facilities, $14,492 per unit for independent living facilities, $41,536 per bed for hospitals, and $11 per square foot for medical office buildings.

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes. At June 30, 2014, such investments had a carrying value of $52,123,000.

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

As we make new investments, we expect to maintain a relatively low level of debt compared to the value of our assets and relative to our peers in the industry. For the six months ended June 30, 2014, approximately 38% of our continuing operations revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. As a result, in 2009, we began to diversify our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources. While we will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, our current investment focus is on acquiring senior housing assets (including assisted living and memory care facilities, independent living facilities and senior living campuses).

With the acquisition of the 25 independent living properties from Holiday in December 2013, our contractual revenue from skilled nursing facilities is expected to continue to decline as a percentage of continuing operations revenue. This acquisition represents further diversification across asset types and achieves a concentration of revenue from large national tenants who are recognized leaders in their industries. As measured by lease revenue as a percentage of total revenue, Bickford Senior Living is our largest assisted living/memory care tenant, an affiliate of Holiday Retirement is our largest independent living tenant and National HealthCare Corporation is our largest skilled nursing tenant.

For 2014 we expect increased competition for healthcare assets to continue as long as capital costs remain attractive. Within our industry, senior unsecured debt remains readily available at historically low rates, resulting in favorable conditions for profitable deal making. Increased competition for healthcare real estate has intensified as a multitude of buyers, including unlisted REITs and private equity funds, seek investment opportunities for their capital. This circumstance continues to drive up pricing for larger portfolios. Senior housing assets are among those most in demand due to their private-pay focus and their attractive business fundamentals. We do not expect skilled-nursing facility acquisitions to be aggressively targeted by larger diversified healthcare REITs, which have been reducing their exposure to sectors that are heavily dependent on government reimbursement. While portfolios whose acquisition would have a transformative effect on NHI have been the most heavily affected, smaller portfolios like those which have been a mainstay of our recent growth have also been subject to increasing competition.

If longer term borrowing rates increase as we expect, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that have led to an increase in asset prices and likely will lead to increased lease rates, as well. Our cost of capital has increased as we execute our plan to transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing risk involves trade-offs with the competing goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile.

We are continuing to explore various funding sources including bank term loans, convertible debt, unsecured bonds, debt private placement and secured government agency financing.

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

Our regular and special dividends for the last five years are as follows:

	YTD 2014	2013	2012		2011	2010
Regular	$1.54	$2.90	$2.64		$2.50	$2.36
Special	—	$—	$0.22	[1]	$0.22	$—
	$1.54	$2.90	$2.86		$2.72	$2.36

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

We calculate our fixed charge coverage ratio as approximately 7:1 for the six months ended June 30, 2014 (see page 41 for a discussion of Adjusted EBITDA and a reconciliation to our net income). On an annualized basis, our consolidated debt-to-Adjusted EBITDA ratio is approximately 4:1.

Annual dividend growth, a low leverage balance sheet, a portfolio of diversified, high-quality assets, and prioritizing business relationships with experienced operators continue to be the key drivers of our business plan.

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

In the first quarter of 2014, we elected early adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which is generally effective for public companies in periods beginning after December 15, 2014. ASU 2014-08 addresses concerns that too many small disposals that were recurring in nature qualified for discontinued operations presentation under the present standards. The impact of ASU 2014-08 is that only those disposals that represent a strategic shift which has a major effect on our operations and financial results will be reported as discontinued operations in our financial statements in future periods. Discontinued operations previously reported will not be affected by our early implementation of the new standard. Because application of this standard will result in financial statements with less disclosure related to same-store comparability, we anticipate that, when disposals are significant but not of strategic proportion, our discussion and analysis will appropriately evolve to address those issues.

Investment Highlights

Chancellor

On June 1, 2014, we acquired a 56-unit assisted living/memory care facility in Sacramento, California for $11,500,000 and leased the facility to Chancellor Health Care, LLC for an initial term of fifteen years, plus renewal options. The initial lease rate is 8.0% with fixed annual escalators. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase.

Prestige

In March 2014 we completed the purchase of 3 skilled nursing facilities in Oregon totaling 196 beds and a 105-unit assisted living facility in Idaho from Prestige Senior Living ("Prestige"). The purchase price includes $40,115,000 in cash and a commitment to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. Because the facilities were owner-occupied, we accounted for the acquisition as an asset purchase. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have, accordingly, reflected that amount in the Condensed Consolidated Balance Sheet. Contingent payments earned will be an addition to our investment in the properties when funded and will be included in the lease base.

We have leased the 4 facilities to Prestige with a 15-year term at an initial rate of 8.4% plus fixed annual escalators. In addition, at 2 of the Oregon facilities we have committed to invest $2,000,000 for capital improvements which are expected to be completed by June 30, 2015. This investment will be added to the basis on which the lease amount is calculated.

Significant Operators

We have three operators, Holiday Acquisition Holdings LLC (“Holiday”), National HealthCare Corporation (“NHC”) and Bickford Senior Living ("Bickford"), from whom we individually derive at least 10% of our income from operations.

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

Of our total revenue from continuing operations, $10,954,000 (25%) and $21,908,000 (25%) was derived from Holiday for the three and six months ended June 30, 2014, respectively. Lease revenue from Holiday for the three and six months ended June 30, 2014 includes straight-line rent of $2,975,000 and $5,951,000, respectively.

NHC

As of June 30, 2014, we leased 42 health care facilities under two master leases to NHC, a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities acquired from ElderTrust of Florida, Inc. on August 31, 2013.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current year	$573	$568	$1,139	$1,136
Prior year final certification[1]	—	—	15	746
Total percentage rent income	$573	$568	$1,154	$1,882
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue from continuing operations, $9,109,000 (21%) and $8,201,000 (30%) were derived from NHC for the three months ended June 30, 2014 and 2013, respectively, and $18,227,000 (21%) and $17,148,000 (32%) for the six months ended June 30, 2014 and 2013, respectively.

Bickford

As of June 30, 2014, we owned an 85% equity interest and an affiliate of Bickford owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 29 assisted living/memory care facilities and also has 1 facility under construction. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85/15 ownership interest with an affiliate of Bickford, who controls the entity. This joint venture is structured to comply with the provisions of RIDEA.

For the stabilized portfolio of 27 properties, the current annual contractual rent from OpCo to PropCo is $19,108,000, plus fixed annual escalators. OpCo is continuing the lease-up of 2 assisted living facilities which opened in the fourth quarter of 2013. Under the terms of the current development lease agreement, PropCo receives rent from OpCo on the total amount of development costs, including land, which totaled $20,937,000 at June 30, 2014. Of these costs, $15,548,000 relate to the 2 facilities currently in lease-up. As of June 30, 2014, PropCo had purchased land and begun construction on one assisted living/memory care facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $5,389,000. Once the facilities stabilize, an annual rental amount will be determined between the parties. Rent income received from the development projects was $671,000 and $295,000 for the six months ended June 30, 2014 and 2013, respectively. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions.

Of our total revenues from continuing operations, $5,202,000 (12%) and $2,093,000 (8%) were recognized as rental income from Bickford for the three months ended June 30, 2014 and 2013, respectively, and $10,465,000 (12%) and $4,174,000 (8%) for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the carrying value of our investment in the operating company, OpCo, was $9,704,000. The excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole.

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

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$15,839	$6,131	$31,715	$12,320

Operating expenses, including management fees	10,450	3,938	20,753	7,994
Lease expenses	5,202	2,093	10,465	4,174
Depreciation and amortization	125	18	250	45
Net Income	$62	$82	$247	$107

In July 2013 we extended a $9,200,000 loan to an affiliate of Bickford to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a two-year maturity plus a one-year extension option with 12% annual interest. As a result of this transaction and existing agreements governing our business relationship with Bickford, PropCo has acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan.

In June 2014 we entered into a $500,000 revolving loan with our joint venture partner, an affiliate of Bickford, to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. At June 30, 2014 the outstanding balance was $84,000.

Other Lease Activity

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations.

In May 2014 in exchange for a nineteen-month extension to September 2026, we have agreed to a rent adjustment on our White Pine Senior Living lease beginning in January 2015 which will result in decreased cash rent of approximately $33,000 per month over the original lease term ending February 2025.

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

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators' liquidity and financial condition. On May 1, 2014, the Centers for Medicare & Medicaid Services ("CMS") released a proposed rule outlining a 2% increase in their Medicare reimbursement for fiscal 2015 beginning on October 1, 2014. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities. Accordingly, for the near-term, we are treating as cautionary the Federal Government’s recent re-commitment, after debating a ‘chained CPI’ indexing, to fully index Social Security to inflation. In this cautious approach, any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	June 30,		Period Change
	2014	2013	$	%
Revenues:
Rental income
ILFs leased to an affiliate of Holiday Retirement	$7,979	$—	$7,979	NM
ALFs leased to RIDEA joint venture with Bickford	5,089	2,084	3,005	144.2%
SNFs newly leased to NHC (7 ElderTrust facilities)	863	—	863	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	845	—	845	NM
SNFs leased to Fundamental	1,388	940	448	47.7%
ALFs leased to Senior Living	1,224	911	313	34.4%
Other new and existing leases	19,670	18,738	932	5.0%
	37,058	22,673	14,385	63.4%
Straight-line rent adjustments, new and existing leases	4,295	1,394	2,901	NM
Total Rental Income	41,353	24,067	17,286	71.8%
Interest income from mortgage and other notes
Bickford Senior Living	279	—	279	NM
ElderTrust	—	240	(240)	NM
SeniorTrust	—	229	(229)	NM
Other new and existing mortgages	1,469	1,503	(34)	(2.3)%
Total Interest Income from Mortgage and Other Notes	1,748	1,972	(224)	(11.4)%
Investment income and other	1,059	1,063	(4)	(0.4)%
Total Revenue	44,160	27,102	17,058	62.9%
Expenses:
Depreciation
ILFs leased to an affiliate of Holiday Retirement	3,229	—	3,229	NM
ALFs leased to RIDEA joint venture with Bickford	1,649	582	1,067	183.3%
SNFs newly leased to NHC (7 ElderTrust facilities)	224	—	224	NM
Other new and existing assets	4,438	3,809	629	16.5%
Total Depreciation	9,540	4,391	5,149	117.3%
Interest expense and amortization of debt issuance costs	6,829	1,597	5,232	327.6%
Legal	10	290	(280)	NM
Franchise, excise and other taxes	406	93	313	336.6%
Other expenses	1,850	2,325	(475)	(20.4)%
	18,635	8,696	9,939	114.3%
Income before equity-method investee, discontinued operations and noncontrolling interest	25,525	18,406	7,119	38.7%
Income from equity-method investee	52	70	(18)	NM
Income from continuing operations	25,577	18,476	7,101	38.4%
Income from discontinued operations	—	1,622	(1,622)	NM
Net income	25,577	20,098	5,479	27.3%
Net income attributable to noncontrolling interest	(283)	(178)	(105)	NM
Net income attributable to common stockholders	$25,294	$19,920	$5,374	27.0%

NM - not meaningful

Financial highlights of the three months ended June 30, 2014, compared to the same period in 2013 were as follows:

•
Rental income increased $17,286,000 primarily as a result of new real estate investments. During 2013 we completed $748,939,000 of new real estate investments. For the six months ended June 30, 2014, we have funded $58,632,000 of new real estate investments. The increase in rental income included a $2,901,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $224,000 primarily due to the settlement of outstanding notes receivable balances from ElderTrust and SeniorTrust, partially offset by interest income on a note receivable from Bickford Senior Living which began in July 2013. Unless we continue to make new investments in loans, our interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

•	Depreciation expense recognized in continuing operations increased $5,149,000 compared to the prior year primarily due to new real estate investments completed since June 2013.

•
Interest expense relates to borrowings on our credit facility, the convertible senior notes issued in March 2014 and debt assumed in the acquisition of real estate. Upfront fees and other debt-related costs are amortized over the term of the credit facility. The increase in interest expense and amortization of debt issuance costs of $5,232,000 resulted from (a) the issuance of 3.25% coupon convertible debt of $200,000,000 to reduce lower interest borrowings on our revolving credit facility, and (b) expanded borrowings used to fund new real estate investments in 2013. We expect to fund additional healthcare real estate investments in 2014 with borrowings from our bank credit facility and longer-term debt, both secured and unsecured, which will increase our interest expense.

•	Legal expenses were $280,000 lower in 2014 when compared to 2013 as a result of litigation which reached final settlement in April 2013.

•	Franchise, excise and other taxes during the second quarter of 2014 were $313,000 higher than the same period in 2013 due to the growth in our portfolio and adjustment to our quarterly tax accrual.

•	Other expenses in 2013 included certain one-time charges totaling $458,000 which did not recur in 2014.

The results of operations for facilities sold, including the gain or loss on such sales, have been reported for periods prior to the adoption of ASU 2014-08 as discontinued operations. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2014	2013	$	%
Revenues:
Rental income
ILFs leased to an affiliate of Holiday Retirement	$15,958	$—	$15,958	NM
ALFs leased to RIDEA joint venture with Bickford	10,239	4,169	6,070	145.6%
SNFs newly leased to NHC (7 ElderTrust facilities)	1,725	—	1,725	NM
SNFs leased to Fundamental	2,732	1,391	1,341	96.4%
ALFs leased to Brookdale Senior Living	2,447	1,823	624	34.2%
Other new and existing leases	40,075	38,147	1,928	5.1%
	73,176	45,530	27,646	60.7%
Straight-line rent adjustments, new and existing leases	8,490	2,642	5,848	NM
Total Rental Income	81,666	48,172	33,494	69.5%
Interest income from mortgage and other notes
Bickford Senior Living	556	—	556	NM
ElderTrust	—	481	(481)	NM
SeniorTrust	—	475	(475)	NM
Other new and existing mortgages	2,948	2,985	(37)	(1.2)%
Total Interest Income from Mortgage and Other Notes	3,504	3,941	(437)	(11.1)%
Investment income and other	2,126	2,115	11	0.5%
Total Revenue	87,296	54,228	33,068	61.0%
Expenses:
Depreciation
ILFs leased to an affiliate of Holiday Retirement	6,456	—	6,456	NM
ALFs leased to RIDEA joint venture with Bickford	3,292	1,165	2,127	182.6%
SNFs newly leased to NHC (7 ElderTrust facilities)	448	—	448	NM
SNFs leased to Fundamental	605	302	303	NM
Other new and existing assets	7,976	7,172	804	11.2%
Total Depreciation	18,777	8,639	10,138	117.4%
Interest expense and amortization of debt issuance costs	11,570	2,368	9,202	388.6%
Debt issuance costs expensed due to credit facility modifications	2,145	353	1,792	NM
Legal	83	566	(483)	(85.3)%
Franchise, excise and other taxes	712	237	475	200.4%
Loan and realty losses	—	4,037	(4,037)	NM
Other expenses	4,785	5,414	(629)	(11.6)%
	38,072	21,614	16,458	76.1%
Income before equity-method investee, discontinued operations and noncontrolling interest	49,224	32,614	16,610	50.9%
Income from equity-method investee	210	91	119	NM
Income from continuing operations	49,434	32,705	16,729	51.2%
Income from discontinued operations	—	3,316	(3,316)	NM
Net income	49,434	36,021	13,413	37.2%
Net income attributable to noncontrolling interest	(606)	(358)	(248)	NM
Net income attributable to common stockholders	$48,828	$35,663	$13,165	36.9%

NM - not meaningful

Financial highlights of the six months ended June 30, 2014, compared to the same period in 2013 were as follows:

•
Rental income increased $33,494,000 primarily as a result of new real estate investments. During 2013 we completed $748,939,000 of new real estate investments. For the six months ended June 30, 2014, we have funded $58,632,000 of new real estate investments. The increase in rental income included a $5,848,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $437,000 primarily due to the settlement of outstanding notes receivable balances from ElderTrust and SeniorTrust, partially offset by interest income on a note receivable from Bickford Senior Living which began in July 2013. Unless we continue to make new investments in loans, our interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

•	Depreciation expense recognized in continuing operations increased $10,138,000 compared to the prior year primarily due to new real estate investments completed since June 2013.

•
Interest expense relates to borrowings on our credit facility, the convertible senior notes issued in March 2014 and debt assumed in the acquisition of real estate. During the first quarter of 2014, we made modifications to our credit facility and as a result have written off $2,145,000 of previously unamortized debt issuance costs. Upfront fees and other debt-related costs are amortized over the term of the credit facility. The increase in interest expense and amortization of debt issuance costs of $9,202,000 resulted from (a) the issuance of 3.25% coupon convertible debt of $200,000,000 to reduce lower interest borrowings on our revolving credit facility, and (b) expanded borrowings used to fund new real estate investments in 2013. We expect to fund additional healthcare real estate investments in 2014 with borrowings from our bank credit facility and longer-term debt, both secured and unsecured, which will increase our interest expense.

•	Legal expenses were $483,000 lower in 2014 when compared to 2013 as a result of litigation which reached final settlement in April 2013.

•	Franchise, excise and other taxes during the second quarter of 2014 were $475,000 higher than the same period in 2013 due to the growth in our portfolio and adjustment to our quarterly tax accrual.

•	During 2013 we recorded an impairment of $4,037,000 related to a mortgage note due from SeniorTrust.

•	Other expenses in 2013 included certain one-time charges totaling $458,000 which did not recur in 2014.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Six Months Ended June 30,		One Year Change
	2014	2013	$	%
Cash and cash equivalents at beginning of period	$11,312	$9,172	$2,140	23.3%
Net cash provided by operating activities	61,620	47,925	13,695	28.6%
Net cash used in investing activities	(36,634)	(77,936)	41,302	(53.0)%
Net cash (used in) provided by financing activities	(29,141)	57,308	(86,449)	NM
Cash and cash equivalents at end of period	$7,157	$36,469	$(29,312)	(80.4)%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2014 increased as compared to 2013 primarily as a result of the collection of lease payments on new real estate investments completed since June 2013.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2014 decreased primarily due to a decrease in real estate investment activity completed during the first half of 2014 when compared to the same period in 2013.

Financing Activities – Net cash related to financing activities for the six months ended June 30, 2014 decreased as compared to the same period in 2013. During the 2014, cash flows related to financing activities included $200,000,000 in proceeds from the issuance of convertible senior notes and $130,000,000 in proceeds from a new term loan used to reduce other outstanding borrowings. Cash flows used in financing activities for the six months ended June 30, 2014 also included an increase in dividend payments of $5,577,000 in 2014 over 2013 which reflects a dividend growth rate of approximately 6%.

Liquidity

At June 30, 2014, our liquidity was strong, with $355,148,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock whose per share price ranged between $36 and $41 during the quarter ended June 30, 2014. Cash proceeds from lease and mortgage collections, property sales, and, more typically in the past, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, and used to retire our indebtedness.

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

The total cost of issuing the Notes was $6,055,000, of which $267,000 was allocated to the equity component and $5,789,000 to the debt component and is amortized over the estimated term of the notes.

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

At June 30, 2014, we had $334,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Our decision to amend our credit facility was made for the purpose of extending the maturity of a portion of our terms loans to over six years and to expand the amount of funds available to draw on our revolving credit facility.

In July 2014, we obtained $29,199,000 of mortgage debt from the U.S. Department of Housing and Urban Development ("HUD") secured by seven properties in our joint venture with an affiliate of Bickford. The mortgage notes require monthly payments of principal and interest at 4.3% and mature in August 2049. We plan to refinance two additional properties during 2014 to bring the total proceeds from HUD debt to approximately $38,000,000. We are using these proceeds to retire borrowings under our revolving credit facility.

As part of the Care acquisition, we assumed Fannie Mae mortgage loans, with principal balances of $70,613,000 and $7,185,000 on June 30, 2014, which have interest at rates of 6.85% and 7.17%, respectively, and mature on July 1, 2015 (prepayable without penalty after December 31, 2014). After prepayment periods associated with the Fannie Mae debt expire in December 2014, we anticipate retiring those loans. We may potentially access capital to effect the retirement in a variety of ways, as discussed below.

We continue to evaluate longer-term debt instruments with which to refinance the borrowings on our revolving credit facility and Fannie Mae debt. We are considering accessing capital from private placements of unsecured debt and public offerings of debt and equity. Our historically low cost of debt capital is expected to increase in the near to mid-term, as the federal government transitions away from quantitative easing.

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

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on two of our term loans as of June 30, 2014 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(39)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(1,333)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(2,508)

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2014 and thereafter. During the first six months of 2014, we declared a quarterly dividend of $.77 per common share to shareholders of record on March 31, 2014, payable on May 9, 2014 and a quarterly dividend of $.77 per common share to shareholders of record on June 30, 2014, payable on August 8, 2014.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For a discussion of our letter of credit with an affiliate of Bickford, see our discussion in this section under Contractual Obligations below. Our equity method investment in OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since the original investment on September 30, 2012. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. We have no material obligation arising from our investment in OpCo, and we believe our maximum exposure to loss at June 30, 2014, due to this involvement, would be limited to our equity interest.

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

We have classified the conversion feature as a component of our equity as long as NHI retains the option, under various tests, as to means of settlement. Should we be required to reclassify into liabilities the portion, currently $7,495,000, included in equity, there could be a significant negative impact on our financial statements.

Contractual Obligations and Contingent Liabilities

As of June 30, 2014, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$764,338	$12,773	$118,071	$38,126	$595,368
Real estate purchase liabilities	4,000	4,000	—	—	—
Construction commitments	13,314	13,314	—	—	—
Loan commitments	2,416	2,416	—	—	—
	$784,068	$32,503	$118,071	$38,126	$595,368
1 Interest is calculated based on the interest rate at June 30, 2014 through maturity of the term loans, the revolving credit facility, convertible senior notes and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of June 30, 2014. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

Bickford

As of June 30, 2014, our subsidiary PropCo had purchased land and begun construction on one assisted living/memory care facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $5,389,000. The facility is expected to open by the end of the third quarter of 2014. In February 2014, NHI entered into a commitment of $2,785,000 on a letter of credit for the benefit of our joint venture partner, an affiliate of Bickford, which holds a minority interest in PropCo. In June 2014 we entered into a $500,000 revolving loan with our joint venture partner, an affiliate of Bickford, to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. The outstanding balance at June 30, 2014 was $84,000.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $1,029,000 as of June 30, 2014. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care, who has been operating the campus since 1993. We also committed to provide up to $500,000 for renovations and improvements related to our recent acquisition of a 63-unit senior housing community in Baltimore, Maryland which we have leased to Chancellor Health Care. We began renovations during the first quarter of 2014 and had funded $161,000 as of June 30, 2014. We receive rent income on funds advanced for both construction projects.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living ("Discovery") of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining and maintaining a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. As of June 30, 2014, the likelihood that we would incur the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

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

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years. Total construction costs incurred as of June 30, 2014 were $7,094,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Prestige

We have agreed to fund capital improvements of up to $2,000,000 in connection with our lease of facilities to Prestige. The capital improvements will be an addition to our investment in the properties when funded and will be included in the lease base. As of June 30, 2014, we had funded $13,000 of this commitment. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements. Contingent payments earned will be an addition to our investment in the properties when funded and will be included in the lease base.

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

FFO, AFFO & FAD

These supplemental operating performance measures may not be comparable to similarly titled measures used by other REITs. Consequently, our Funds From Operations ("FFO"), Normalized FFO, Normalized Adjusted Funds From Operations ("AFFO") and Normalized Funds Available for Distribution ("FAD") may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these operating performance measures, caution should be exercised when comparing our Company's FFO, Normalized FFO, Normalized AFFO and Normalized FAD to that of other REITs. These financial performance measures do not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") (these measures do not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs.

Funds From Operations - FFO

Our FFO per diluted common share for the three and six months ended June 30, 2014 increased $0.18 (21%) and $0.44 (28%), respectively, over the same periods in 2013. Our normalized FFO per diluted common share for the three and six months ended June 30, 2014 increased $0.16 (18%) and $0.33 (19%), respectively, over the same periods in 2013. FFO and normalized FFO increased primarily as the result of our new real estate investments since June 2013. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the three and six months ended June 30, 2014 increased $0.08 (9%) and $0.19 (11%), respectively, over the same periods in 2013 due primarily to the impact of real estate investments completed since June 2013. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the three and six months ended June 30, 2014 increased $0.08 (9%) and $0.18 (10%), respectively, over the same periods in 2013 due primarily to the impact of real estate investments completed since June 2013. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. We believe that normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$25,294	$19,920	$48,828	$35,663
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	9,540	4,391	18,777	8,639
Depreciation related to noncontrolling interest	(247)	(87)	(494)	(175)
Depreciation in discontinued operations	—	167	—	334
Net gain on sales of real estate	—	—	—	—
Funds from operations	34,587	24,391	67,111	44,461
Debt issuance costs expensed due to credit facility modifications	—	353	2,145	353
Acquisition costs under business combination accounting	—	208	—	208
Loan impairment	—	—	—	4,037
Normalized FFO	34,587	24,952	69,256	49,059
Straight-line lease revenue, net	(4,295)	(1,413)	(8,490)	(2,695)
Straight-line lease revenue, net, related to noncontrolling interest	17	—	34	—
Amortization of original issue discount	263	—	278	—
Amortization of debt issuance costs	501	404	854	486
Normalized AFFO	31,073	23,943	61,932	46,850
Non-cash stock based compensation	223	253	1,573	1,833
Normalized FAD	$31,296	$24,196	$63,505	$48,683

BASIC
Weighted average common shares outstanding	33,052,750	27,876,176	33,052,083	27,871,120
FFO per common share	$1.05	$.87	$2.03	$1.60
Normalized FFO per common share	$1.05	$.90	$2.10	$1.76
Normalized AFFO per common share	$.94	$.86	$1.87	$1.68
Normalized FAD per common share	$.95	$.87	$1.92	$1.75

DILUTED
Weighted average common shares outstanding	33,087,283	27,913,727	33,086,258	27,907,600
FFO per common share	$1.05	$.87	$2.03	$1.59
Normalized FFO per common share	$1.05	$.89	$2.09	$1.76
Normalized AFFO per common share	$.94	$.86	$1.87	$1.68
Normalized FAD per common share	$.95	$.87	$1.92	$1.74

NOTE: FFO and Normalized FFO per diluted common share for the three months ended June 30, 2013 differ by $.02 and $.02, respectively, and for the six months ended June 30, 2013 differ by $.04 and $.04, respectively, from the amounts previously reported as a result of our revised interpretation of the NAREIT definition of FFO. Normalized FAD per diluted common share for the three and six months ended June 30, 2013 differs by $.02 and $.01, from the amount previously reported as a result of changes we made to our definition of FAD. See our Form 8-K dated May 5, 2014 which describes these revisions.

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$25,577	$20,098	$49,434	$36,021
Interest expense and amortization of debt issuance costs	6,829	1,597	11,570	2,368
Franchise, excise and other taxes	406	93	712	237
Depreciation in continuing and discontinued operations	9,540	4,558	18,777	8,973
Debt issuance costs expensed due to credit facility modifications	—	353	2,145	353
Acquisition costs under business combination accounting	—	208	—	208
Loan impairment	—	—	—	4,037
Adjusted EBITDA	$42,352	$26,907	$82,638	$52,197

Interest expense	$6,829	$1,597	$11,570	$2,368
Principal payments	251	—	526	—
Fixed Charges	$7,080	$1,597	$12,096	$2,368

Fixed Charge Coverage	6:1	17:1	7:1	22:1

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At June 30, 2014, we were exposed to market risks related to fluctuations in interest rates on approximately $116,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($334,000,000 at June 30, 2014) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2014, net interest expense would increase or decrease annually by approximately $580,000 or $.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	June 30, 2014			December 31, 2013
	Balance[1,2]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$200,000	31.1%	3.25%	—	—	—
Unsecured term loan	130,000	20.2%	3.91%	—	—	—
Unsecured term loan	80,000	12.4%	3.86%	80,000	13.0%	3.86%
Unsecured term loan	40,000	6.2%	3.29%	40,000	6.5%	3.29%
Secured mortgage loan	70,613	11.0%	6.85%	71,090	11.6%	6.85%
Secured mortgage loan	7,185	1.1%	7.17%	7,234	1.2%	7.17%
Variable rate:
Unsecured term loan	—	—	—	250,000	40.6%	1.97%
Unsecured revolving credit facility	116,000	18.0%	1.50%	167,000	27.1%	1.62%
	$643,798	100.0%	3.59%	$615,324	100.0%	2.84%

[1] Excludes unamortized premium of $1,705 and $1,756 applicable to two fixed rate secured mortgages for the respective 2014 and 2013 periods presented.
[2] Includes $7,484 of unamortized original issue discount
[3] Total is weighted average rate

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of June 30, 2014 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Convertible senior notes	$200,000	$201,969	$208,277	$195,893
Secured mortgage loan	72,129	71,500	72,492	71,797
Secured mortgage loan	7,374	7,292	7,403	7,332

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2014, the fair value of our mortgage notes receivable, discounted for estimated changes in the risk-free rate, was approximately $69,025,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,181,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,232,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $13,991,000 at June 30, 2014, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,399,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2014.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the six months ended June 30, 2014, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed March 23, 2009)

3.3	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014

3.4	Restated Bylaws (incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013)

3.5	Amendment No. 1 to Restated Bylaws dated February 14, 2014 (incorporated by reference to Exhibit 3.4 to Form 10-K filed February 14, 2014)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863)

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 1, 2014	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	August 1, 2014	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)