Form 10-Q
period 2014-09-30
NATIONAL HEALTH INVESTORS INC
filed 2014-11-03
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 33,058,124 shares of common stock outstanding of the registrant as of October 30, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets:
Real estate properties:
Land	$94,320	$91,770
Buildings and improvements	1,380,623	1,320,567
Construction in progress	18,197	9,665
	1,493,140	1,422,002
Less accumulated depreciation	(202,605)	(174,262)
Real estate properties, net	1,290,535	1,247,740
Mortgage and other notes receivable, net	60,728	60,639
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	3,559	11,312
Marketable securities	13,275	12,650
Straight-line rent receivable	31,383	18,691
Equity-method investment and other assets	50,556	66,656
Total Assets	$1,488,168	$1,455,820

Liabilities and Equity:
Debt	$640,963	$617,080
Real estate purchase liabilities	4,000	2,600
Accounts payable and accrued expenses	12,583	8,011
Dividends payable	25,455	24,293
Lease deposit liabilities	22,775	22,775
Deferred income	1,372	3,901
Total Liabilities	707,148	678,660

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 and 40,000,000 shares authorized;
33,058,124 and 33,051,176 shares issued and outstanding, respectively	331	330
Capital in excess of par value	762,918	753,635
Cumulative net income in excess of dividends	765	3,043
Accumulated other comprehensive income	7,109	9,538
Total National Health Investors Stockholders' Equity	771,123	766,546
Noncontrolling interest	9,897	10,614
Total Equity	781,020	777,160
Total Liabilities and Equity	$1,488,168	$1,455,820

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2013 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues:
Rental income	$41,669	$27,873	$123,335	$76,045
Interest income from mortgage and other notes	1,754	1,936	5,258	5,877
Investment income and other	1,055	1,040	3,182	3,154
	44,478	30,849	131,775	85,076
Expenses:
Depreciation	9,596	5,565	28,373	14,204
Interest, including amortization of debt discount and issuance costs	7,005	3,290	20,720	6,011
Legal	66	55	149	621
Franchise, excise and other taxes	78	80	790	316
General and administrative	2,164	1,757	6,948	7,171
Loan and realty losses (recoveries), net	—	(2,061)	—	1,976
	18,909	8,686	56,980	30,299

Income before equity-method investee, discontinued operations and noncontrolling interest	25,569	22,163	74,795	54,777
Income (loss) from equity-method investee	(53)	178	157	269
Income from continuing operations	25,516	22,341	74,952	55,046
Discontinued operations
Income from operations - discontinued	—	1,339	—	4,656
Gain on sale of real estate	—	19,370	—	19,370
Income from discontinued operations	—	20,709	—	24,026
Net income	25,516	43,050	74,952	79,072
Less: net income attributable to noncontrolling interest	(266)	(306)	(872)	(664)
Net income attributable to common stockholders	$25,250	$42,744	$74,080	$78,408

Weighted average common shares outstanding:
Basic	33,055,992	27,876,176	33,053,386	27,872,805
Diluted	33,088,570	27,905,545	33,087,029	27,906,914
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.76	$.79	$2.24	$1.95
Discontinued operations	—	.74	—	.86
Net income per common share attributable to common stockholders	$.76	$1.53	$2.24	$2.81
Diluted:
Income from continuing operations attributable to common stockholders	$.76	$.79	$2.24	$1.95
Discontinued operations	—	.74	—	.86
Net income per common share attributable to common stockholders	$.76	$1.53	$2.24	$2.81

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$25,516	$43,050	$74,952	$79,072
Other comprehensive income:
Change in unrealized gains (losses) on securities	(716)	(627)	624	693
Increase (decrease) in fair value of cash flow hedge	3,010	159	(126)	1,531
Less: reclassification adjustment for amounts recognized in net income	(1,209)	(543)	(2,927)	(809)
Total other comprehensive income (loss)	1,085	(1,011)	(2,429)	1,415
Comprehensive income	26,601	42,039	72,523	80,487
Less: comprehensive income attributable to noncontrolling interest	(266)	(306)	(872)	(664)
Comprehensive income attributable to common stockholders	$26,335	$41,733	$71,651	$79,823

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$74,952	$79,072
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	28,373	14,705
Amortization	1,816	226
Straight-line rental income	(12,692)	(4,408)
Write-off of debt issuance costs	2,145	353
Loan and realty losses	—	1,976
Gain on sale of real estate	—	(19,370)
Share-based compensation	1,796	2,086
Income from equity-method investee	(157)	(269)
Change in operating assets and liabilities:
Equity-method investment and other assets	4	(307)
Accounts payable and accrued expenses	(493)	498
Deferred income	(2,529)	(149)
Net cash provided by operating activities	93,215	74,413
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(1,439)	(9,713)
Collection of mortgage and other notes receivable	1,350	18,879
Investment in real estate	(35,688)	(134,074)
Investment in real estate development	(6,022)	(7,883)
Investment in renovations of existing real estate	(3,078)	(5,323)
Payment of real estate purchase liability	(1,600)	—
Proceeds from disposition of real estate properties	—	20,981
Net cash used in investing activities	(46,477)	(117,133)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(86,000)	127,000
Proceeds from convertible senior notes	200,000	—
Proceeds from issuance of secured debt	38,007	—
Borrowings on term loan	130,000	80,000
Payments on term loans	(250,815)	(99,399)
Debt issuance costs	(8,899)	(1,275)
Proceeds from exercise of stock options	—	146
Distributions to noncontrolling interest	(1,589)	(818)
Dividends paid to stockholders	(75,195)	(64,656)
Net cash provided by (used in) financing activities	(54,491)	40,998

Decrease in cash and cash equivalents	(7,753)	(1,722)
Cash and cash equivalents, beginning of period	11,312	9,172
Cash and cash equivalents, end of period	$3,559	$7,450

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$13,878	$5,225
Supplemental disclosure of non-cash investing and financing activities:
Settlement of mortgage note by real estate acquisition	$—	$13,741
Tax deferred exchange funds applied to investment in real estate	$23,813	$—
Conditional consideration in asset acquisition	$3,000	$1,600
Accounts payable related to investments in real estate	$2,623	$3,453
Assumption of debt in real estate acquisition	$—	$80,528
(Increase) decrease in fair value of cash flow hedge	$(126)	$1,531
Assignment of net assets in equity-method investee	$—	$817

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2013	33,051,176	$330	$753,635	$3,043	$9,538	$766,546	$10,614	$777,160
Total comprehensive income	—	—	—	74,080	(2,429)	71,651	872	72,523
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,589)	(1,589)
Shares issued on stock options exercised	6,948	1	—	—	—	1	—	1
Share-based compensation	—	—	1,796	—	—	1,796	—	1,796
Equity component of convertible debt	—	—	7,487	—	—	7,487	—	7,487
Dividends declared, $2.31 per common share	—	—	—	(76,358)	—	(76,358)	—	(76,358)
Balances at September 30, 2014	33,058,124	$331	$762,918	$765	$7,109	$771,123	$9,897	$781,020

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At September 30, 2014, we held an interest in one unconsolidated VIE, of which we were not the primary beneficiary.

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

The initial carrying value of our equity-method investment is based on the fair value of the net assets of the entity at the time we acquired our interest. We estimate fair values of the net assets of our equity-method investee based on discounted cash flow models. The inputs we use in these models are based on assumptions that are within a reasonable range of current market rates for the respective investments.

We evaluate our equity-method investment for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may exceed the fair value. If it is determined that a decline in the fair value of our investment is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider all available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors.

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

Earnings Per Share - The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options using the treasury stock method, to the extent dilutive. Diluted earnings per share also incorporate the potential dilutive impact of our 3.25% convertible senior notes due 2021. We apply the if-converted method to our convertible debt instruments, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings (loss) per share if the effect would be anti-dilutive.

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

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a principles-based approach for a broad range of revenue generating transactions, including the sale of real estate, which will generally require more estimates and more judgment and more disclosures than under current guidance. Because this ASU specifically excludes lease contracts from its scope, its application is not expected to impact our recognition of rental income on a straight-line basis. ASU 2014-09 is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. We have yet to determine the method by which ASU 2014-09 will be adopted in 2017 and we are continuing to study the effect that our eventual adoption of this standard will have on our reported financial position and results of operation, the extent of which cannot be reasonably estimable at this time.

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

NOTE 2. REAL ESTATE

As of September 30, 2014, we owned 163 health care real estate properties located in 30 states and consisting of 94 senior housing communities, 64 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, independent living facilities, and senior living campuses. These investments (excluding our corporate office of $899,000) consisted of properties with an original cost of approximately $1,492,241,000, rented under triple-net leases to 24 lessees.

Chancellor

On September 30, 2014, we completed a $5,650,000 acquisition of a 25-unit assisted living facility in Milwaukie, Oregon and leased the facility to Chancellor Health Care, LLC ("Chancellor") for an initial term of 15 years with two ten-year renewal options. The initial lease rate is 8.0% with fixed annual escalators. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase.

In June 2014 we acquired a 56-unit assisted living/memory care facility in Sacramento, California for $11,500,000 and leased the facility to Chancellor for an initial term of 15 years, plus renewal options. The initial lease rate is 8.0% with fixed annual escalators. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase.

Prestige

In March 2014 we completed a $40,115,000 purchase of 3 skilled nursing facilities in Oregon totaling 196 beds and a 105-unit assisted living facility in Idaho from Prestige Senior Living ("Prestige"). We have a commitment to fund contingent earn-out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. Because the facilities were owner-occupied, we accounted for the acquisition as an asset purchase. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have, accordingly, reflected that amount in the Condensed Consolidated Balance Sheet. Contingent payments earned will be an addition to the lease base when funded.

We have leased the 4 facilities to Prestige with a 15-year term at an initial rate of 8.4% plus fixed annual escalators. In addition, at two of the Oregon facilities we have committed to invest $2,000,000 for capital improvements which are expected to be completed by June 30, 2015. This investment will be added to the basis on which the lease amount is calculated.

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

Of our total revenue from continuing operations, $10,954,000 (25%) and $32,863,000 (25%) were derived from Holiday for the three and nine months ended September 30, 2014, respectively. Lease revenue from Holiday for the three and nine months ended September 30, 2014 includes straight-line rent of $2,975,000 and $8,926,000, respectively.

NHC

As of September 30, 2014, we leased 42 health care facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities acquired from ElderTrust of Florida, Inc. on August 31, 2013.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current year	$573	$570	$1,719	$1,706
Prior year final certification[1]	—	—	15	746
Total percentage rent income	$573	$570	$1,734	$2,452
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue from continuing operations, $9,109,000 (20%) and $8,503,000 (28%) were derived from NHC for the three months ended September 30, 2014 and 2013, respectively, and $27,337,000 (21%) and $25,650,000 (30%) for the nine months ended September 30, 2014 and 2013, respectively.

Bickford

As of September 30, 2014, we owned an 85% equity interest and an affiliate of Bickford Senior Living ("Bickford") owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owned 29 assisted living/memory care facilities and also had 1 facility in the final stage of construction which is expected to open in November 2014. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85/15 ownership interest with an affiliate of Bickford, who controls the entity. This joint venture is structured to comply with the provisions of RIDEA.

For the same-store portfolio of 27 properties, the contractual rent from OpCo to PropCo for 2014 is $19,254,000. We include in our same-store comparison only those facilities which have completed initial lease-up. OpCo is continuing the lease-up of 3 assisted living facilities, 2 of which opened in the fourth quarter of 2013, and the third expected to open in November 2014. Under the terms of the current development lease agreement, PropCo receives rent from OpCo on the total amount of development costs, including land, which totaled $22,546,000 at September 30, 2014. Once the facilities stabilize, an annual rental amount will be determined between the parties. Rent income received from the development projects was $983,000 for the nine months ended September 30, 2014. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions.

Of our total revenues from continuing operations, $5,324,000 (12%) and $5,209,000 (17%) were recognized as rental income from Bickford for the three months ended September 30, 2014 and 2013, respectively, and $15,789,000 (12%) and $9,383,000 (11%) for the nine months ended September 30, 2014 and 2013, respectively.

In June 2013 PropCo acquired 14 properties from Care Investment Trust in a transaction we accounted for as a business combination ("the Care acquisition"). The unaudited pro forma revenue, net income and net income available to common stockholders of the combined entity are provided below as if the acquisition date had been January 1, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$44,478	$30,849	$131,774	$90,253
Net income	$25,776	$43,068	$75,265	$79,915
Net income available to common stockholders	$25,504	$42,759	$74,366	$79,124
Basic earnings per common share	$.77	$1.53	$2.25	$2.84
Diluted earnings per common share	$.77	$1.53	$2.25	$2.84

Supplemental pro forma information above includes revenues from the Care lease with OpCo, recognized on a straight-line basis, depreciation, and appropriate interest costs.

Our revenue from continuing operations includes $2,588,000 and $7,765,000 from the 14 Care properties for the three months and nine months ended September 30, 2014, respectively. Our net income includes $389,000 and $1,196,000 for the three months and nine months ended September 30, 2014, respectively.

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Equity-method investment in OpCo	$9,651	$9,494
Debt issuance costs	12,211	7,366
Accounts receivable and other assets	2,222	2,502
Reserves for replacement, insurance and tax escrows	3,697	706
Lease escrow deposits	22,775	22,775
Escrow deposit for tax deferred exchange	—	23,813
	$50,556	$66,656

Upon the acquisition of our equity method investment in OpCo in 2012, our purchase price was allocated to the assets acquired based upon their estimated relative fair values. Accounting guidance for equity method investments requires that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as though OpCo were a consolidated subsidiary. Accordingly, the excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment. When we acquired 17 properties leased or managed by Bickford in June 2013, an assignment was entered into whereby the operations of the related facilities were conveyed by an affiliate of Bickford to OpCo. The transaction mandated the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities as of the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis resulting in an adjustment, through NHI's capital in excess of par value to our equity method investment in OpCo, of $817,000. We monitor and periodically review our equity method investment in OpCo for impairment to determine whether a decline, if any, in the value of the investment is other-than temporary. We noted no decline in value as of September 30, 2014.

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since the original investment on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, our maximum exposure to loss at September 30, 2014, due to our investment in OpCo, would be limited to our equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity and therefore account for our investment using the equity method. There were no distributions declared during the nine months ended September 30, 2014 and 2013.

At September 30, 2014, we held lease escrow deposits of $22,775,000 in regard to our lease with Holiday. The Holiday deposits include $21,275,000 as a lease security deposit which remains in escrow for the term of the 17-year lease commencing in December 2013 and is payable to Holiday at the end of the lease term. The remaining $1,500,000 is reserved for specified capital improvements.

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

In March 2014 we utilized $23,813,000 held with a qualified intermediary to provide a portion of the funding for the Prestige acquisition discussed in Note 2.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At September 30, 2014, we had investments in mortgage notes receivable with a carrying value of $34,956,000 secured by real estate and UCC liens on the personal property of 11 health care properties and other notes receivable with a carrying value of $25,772,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at September 30, 2014.

In June 2014 we entered into a $500,000 revolving loan with our joint venture partner, an affiliate of Bickford, to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. The outstanding balance at September 30, 2014 was $308,000.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We recognized $818,000 and $2,454,000 in preferred dividend income from LTC (a publicly-traded REIT) for the three and nine months ended September 30, 2014 and 2013 on our investment in 2,000,000 shares of their cumulative preferred stock carried at its original cost of $38,132,000. The preferred stock, which was purchased in September 1998, is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. The non-voting preferred stock is convertible into 2,000,000 shares of LTC common stock whose closing price at September 30, 2014 was $36.89 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. While not the fair value of our preferred stock investment, we provide the above information as pertinent to the reader's estimation of the fair value of our investment. In accordance with ASC Topic 825 Financial Instruments, paragraph 10-50 Disclosure-Overall, we have determined that due to excessive costs, it is not practicable to estimate the fair value of our cost basis investment in preferred stock because of inherent subjectivities in refining the estimate to a degree that is likely to materially augment the information provided above. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value.

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

Marketable securities consist of the following (in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$13,275	$4,088	$12,650

Gross unrealized gains related to available-for-sale securities were $9,186,000 at September 30, 2014 and $8,562,000 at December 31, 2013.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Convertible senior notes - unsecured (net of discount of $7,232)	$192,768	$—
Revolving credit facility - unsecured	81,000	167,000
Bank term loans - unsecured	250,000	370,000
HUD mortgage loans - secured	37,973	—
Fannie Mae term loans - secured (including a premium of $1,680)	79,222	80,080
	$640,963	$617,080

In July and September 2014 we obtained mortgage loans totaling $38,007,000 from the U.S. Department of Housing and Urban Development ("HUD") secured by nine properties in our joint venture with an affiliate of Bickford. The mortgage notes require monthly payments of principal and interest of 4.65% in the first year and 4.3% thereafter (inclusive of mortgage insurance premium) and mature in August and October 2049. We used these proceeds to retire borrowings under our revolving credit facility.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an "optional net-share settlement conversion feature," meaning that upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because the conversion price is in excess of the average stock price for the quarter, the impact of the conversion option is currently anti-dilutive to the earnings per share calculation and as such has no effect on our earnings per share.

The embedded conversion options (1) do not require net cash settlement, (2) are not conventionally convertible but can be classified in stockholders’ equity under ASC 815-40, and (3) are considered indexed to NHI’s own stock. Therefore, the conversion feature satisfies the conditions to qualify for an exception to the derivative liability rules, and the Notes are split into debt and equity components. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance and was estimated to be approximately $192,238,000. The $7,762,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as an equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value, the original issue discount, is amortized to interest expense using the effective interest method over the estimated term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs was approximately 3.9% based on our estimated non-convertible borrowing rate at the date the Notes were issued.

The total cost of issuing the Notes was $6,063,000, of which $5,788,000 was allocated to the debt component and is subject to amortization over the estimated term of the notes. The remaining $275,000 was allocated to the equity component.

On March 27, 2014, we entered into an amended $700,000,000 senior unsecured credit facility. The facility can be expanded, subject to certain conditions, up to an additional $130,000,000. At closing, the new facility amended a smaller credit facility that provided for $620,000,000 of total commitments.

The amended credit facility provides for: (1) a $450,000,000 unsecured, revolving credit facility that matures in March 2019 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR; (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At September 30, 2014, we had $369,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

As part of the Care acquisition discussed in Note 2, we assumed Fannie Mae mortgage loans, with principal balances of $70,380,000 and $7,162,000 on September 30, 2014, which have interest at rates of 6.85% and 7.17%, respectively, and mature on July 1, 2015. The loans contain yield maintenance penalties for prepayment up through December 31, 2014.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest expense at contractual rates	$6,244	$3,180	$16,683	$5,415
Amortization of debt issuance costs and bond discount	761	110	1,892	243
Debt issuance costs expensed due to credit facility modifications	—	—	2,145	353
Total interest expense	$7,005	$3,290	$20,720	$6,011

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of September 30, 2014 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$256
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(765)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(1,568)

See Note 12 for fair value disclosures about our Fannie Mae mortgage loan and interest rate swap agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

As of September 30, 2014, our subsidiary PropCo had purchased land and begun construction on one assisted living/memory care facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $6,990,000. The facility is expected to open in November 2014. In February 2014 we entered into a commitment of $2,785,000 on a letter of credit for the benefit of our joint venture partner, an affiliate of Bickford, which holds a minority interest in PropCo. See Note 4 for a discussion of our outstanding revolving loan commitment with an affiliate of Bickford.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $3,115,000 as of September 30, 2014. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor, who has been operating the campus since 1993. We have also committed to provide up to $500,000 for renovations and improvements related to our recent acquisition of a 63-unit senior housing community in Baltimore, Maryland which we have leased to Chancellor. We began renovations during the first quarter of 2014 and had funded $257,000 as of September 30, 2014. We receive rent income on funds advanced for both construction projects.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living ("Discovery") of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon attaining and sustaining a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. As of September 30, 2014, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon meeting future performance measures. In March 2014 upon satisfactory achievement of the required operating metrics, we made the full $1,600,000 payment to Fundamental.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000, which is recorded as a purchase liability.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to be completed by December 31, 2014. Total construction costs incurred as of September 30, 2014 were $7,456,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Prestige

We have agreed to fund capital improvements of up to $2,000,000 in connection with two of the facilities we lease to Prestige. The capital improvements will be an addition to our original investment in the properties when funded and will be included in the lease base. As of September 30, 2014, we had funded $693,000 of this commitment. Additionally, we have committed to fund contingent earn-out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements. Contingent payments earned will be included in the lease base when funded.

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

In connection with our Silverdale, Washington senior living campus, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due after the second lease year and the second payment would be due after the third lease year. As at acquisition, incurring the contingent payments is not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of September 30, 2014 had funded $2,621,000, which was added to the basis on which the lease amount is calculated.

Senior Living Management

In September 2014 we entered into an agreement with our current tenant, Senior Living Management, to fund up to $700,000 for renovations to our Greensboro, Georgia assisted living facility. When the renovations are complete, the total amount will be added to the lease base. No costs have been incurred to date.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of September 30, 2014, there were 740,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of September 30, 2014, there were 20,635 shares available for future grants under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended September 30, 2014 and 2013 was $223,000 and $253,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $1,796,000 and $2,086,000, respectively.

At September 30, 2014, we had, net of expected forfeitures, $590,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2014 - $223,000, 2015 - $331,000 and 2016 - $36,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options:

	Nine Months Ended
	September 30,
	2014	2013
Options outstanding January 1,	516,674	211,675
Options granted under 2012 Plan	400,000	360,000
Options forfeited under 2012 Plan	(15,000)	—
Options exercised under 2005 Plan	(26,670)	(55,001)
Options outstanding, September 30,	875,004	516,674

Exercisable at September 30,	648,323	323,330

NOTE 10. DISCONTINUED OPERATIONS

We have reclassified, for periods before adoption of ASU 2014-08, the operations of facilities meeting the accounting criteria for properties sold or held for sale as discontinued operations.

In December 2013, we sold three older skilled nursing facilities to affiliates of our current tenant, Fundamental, for $18,500,000 and recorded a gain of $1,269,000 for financial statement purposes. Our lease revenue from these facilities was $844,000 and $2,532,000 for the three and nine months ended September 30, 2013. Pursuant to the purchase option, rents associated with the two remaining properties will be fixed at $250,000 per month, without escalation, through the first renewal term in February 2016.

In October 2013, our tenant, Weatherly Associates, LLC, exercised their option to purchase a senior housing facility in Pennsylvania for $5,315,000. The sale was completed in December 2013, and we recorded a gain of $1,619,000 for financial statement purposes. Our lease revenue from the facility was $100,000 and $302,000 for the three and nine months ended September 30, 2013.

In August 2013 we sold six older skilled nursing facilities to NHC for $21,000,000 and recorded a gain of $19,370,000 for financial statement purposes. Our lease revenue from the facilities was $562,000 and $2,321,000 for the three and nine months ended September 30, 2013.

Income from discontinued operations is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$—	$1,506	$—	$5,155
Other income	—	—	—	2
Expenses:
Depreciation	—	167	—	501
Operating income	—	1,339	—	4,656
Gain on sale of real estate	—	19,370	—	19,370
Total discontinued operations	$—	$20,709	$—	$24,026

Weighted average common shares outstanding:
Basic	33,055,992	27,876,176	33,053,386	27,872,805
Diluted	33,088,570	27,905,545	33,087,029	27,906,914

Discontinued operations income per share:
Basic	$—	$.74	$—	$.86
Diluted	$—	$.74	$—	$.86

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income from continuing operations attributable to common stockholders	$25,250	$22,035	$74,080	$54,382
Discontinued operations	—	20,709	—	24,026
Net income attributable to common stockholders	$25,250	$42,744	$74,080	$78,408

BASIC:
Weighted average common shares outstanding	33,055,992	27,876,176	33,053,386	27,872,805

Income from continuing operations per common share	$.76	$.79	$2.24	$1.95
Discontinued operations per common share	—	.74	—	.86
Net income per common share	$.76	$1.53	$2.24	$2.81

DILUTED:
Weighted average common shares outstanding	33,055,992	27,876,176	33,053,386	27,872,805
Stock options	32,578	29,369	33,643	34,109
Average dilutive common shares outstanding	33,088,570	27,905,545	33,087,029	27,906,914

Income from continuing operations per common share	$.76	$.79	$2.24	$1.95
Discontinued operations per common share	—	.74	—	.86
Net income per common share	$.76	$1.53	$2.24	$2.81

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	24,659	43,473	26,734	15,649

Regular dividends declared per common share	$.77	$.735	$2.31	$2.165

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	September 30, 2014	December 31, 2013
Level 1
Common stock of other healthcare REITs	Marketable securities	$13,275	$12,650

Level 2
Interest rate swap asset	Other assets	$256	$975
Interest rate swap liability	Accrued expenses	$2,333	$—

Level 3
Contingent consideration	Real estate purchase liabilities	$4,000	$2,600

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014 and 2013 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements, net	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2014
Contingent consideration	$2,600	$—	$—	$1,400	$4,000	$—

2013
Contingent consideration	$4,256	$—	$—	$1,600	$5,856	$—

Carrying values and fair values of financial instruments that are not carried at fair value at September 30, 2014 and December 31, 2013 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2014	2013	2014	2013
Level 2
Variable rate debt	$331,000	$537,000	$331,000	$537,000
Fixed rate debt	$309,963	$80,080	$311,963	$79,365

Level 3
Mortgage and other notes receivable	$60,728	$60,639	$68,864	$67,201

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at September 30, 2014 and December 31, 2013, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 13. SUBSEQUENT EVENTS

Real Estate Investment

On October 31, 2014, our subsidiary, PropCo, acquired a 101-unit assisted living facility located in Middletown, Ohio for $18,100,000 plus approximately $100,000 in transaction costs, to be paid in cash and assumption of secured debt at an interest rate of 2.9% with an outstanding principal balance of $9,552,000 and an estimated fair value of $7,875,000. The facility will be leased under terms structured to comply with provisions of RIDEA, within our joint venture to the operating company, OpCo, of which we retain an 85/15 ownership interest with Bickford, who controls the entity, as discussed in Note 2. Because the facility was owner-occupied, the acquisition will be accounted for as an asset purchase.

Mortgage and Construction Loan Investment

On November 3, 2014, NHI announced it had agreed to lend Life Care Services, through its LCS-Westminster Partnership III LLP (“LCS-WP”) up to $154,500,000. The loans would convey a mortgage interest and would serve to facilitate the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in the Seattle area. The new financing is expected to close by November 30, 2014.

The loans would take the form of two notes under a master credit agreement. The senior loan (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and would have a term of 10 years. Note A is interest-only and would be locked to prepayment for three years. After year three, the prepayment penalty would start at 5% and decline 1% per year. The loan is to be freely prepayable during the last 6 months of its term. The second note ("Note B") is a construction loan for up to $94,500,000 at an interest rate of 8% and a five year maturity. We anticipate funding Note B over twenty months and would be repaid with entrance fees once Phase II opens. NHI would have a purchase option on the property for the greater of fair market value or $115,000,000. A purchase option window of fifteen months would contingently open in year five or upon earlier stabilization, as defined. The purchase option would constitute a variable interest in Phase II of the Timber Ridge project, creating an interest in specified assets of LCS-WP but not in LCS-WP as a whole. Since LCS-WP would not be a VIE, the specified Timber Ridge assets would not be subject to the consolidation guidance governing Variable Interest Entities.

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

*	We are exposed to the risk that our assets may be subject to impairment charges;

*	We depend on the ability to continue to qualify as a real estate investment trust;

*	We depend on the success of property development and construction activities which may fail to achieve the operating results we expect;

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

Executive Overview

National Health Investors, Inc., a Maryland corporation incorporated and publicly listed in 1991, is a healthcare real estate investment trust (“REIT”) specializing in financing healthcare real estate by purchase and leaseback transactions, RIDEA transactions and by mortgage loans. Our portfolio consists of investments in real estate, mortgage and other notes and in the preferred and common stock of other REITs. For the nine months ended September 30, 2014, our investment portfolio generated revenues of $131,775,000. We are a self-managed REIT investing in health care real estate or in the operations thereof through independent third-party managers that generate current income to be distributed to stockholders. Our investments include senior housing (independent living, assisted living & senior living campuses), skilled nursing facilities, medical office buildings, and hospitals. We typically fund these investments through three sources of capital: (1) debt offerings, including bank lines of credit and ordinary term debt, (2) the sale of equity securities, and (3) current cash flow.

Portfolio

At September 30, 2014, our continuing operations included investments in real estate and mortgage and other notes receivable in 174 health care facilities located in 30 states consisting of 97 senior housing communities, 71 skilled nursing facilities, 4 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $899,000) consisted of properties with an original cost of approximately $1,492,241,000, rented under triple-net leases to 24 lessees, and $60,728,000 aggregate carrying value of mortgage and other notes receivable due from 14 borrowers.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of September 30, 2014 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue
Assisted Living	61	3,043		$29,371
Senior Living Campus	5	797		5,247
Independent Living	28	3,114		33,842
Senior Housing Communities	94	6,954		68,460
Skilled Nursing Facilities	64	8,370		48,480
Hospitals	3	181		5,659
Medical Office Buildings	2	88,517	*	736
Total Real Estate Properties	163			$123,335

Mortgage and Other Notes Receivable
Assisted Living	3	310		$764
Senior Living Campus	—	76		30
Senior Housing Communities	3	386		794
Skilled Nursing Facilities	7	594		1,041
Hospital	1	70		900
Other Notes Receivable	—	—		2,523
Total Mortgage and Other Notes Receivable	11			$5,258
Total Portfolio	174			$128,593

Portfolio Summary	Properties	Investment %	Revenue
Real Estate Properties	163	95.9%	$123,335
Mortgage and Other Notes Receivable	11	4.1%	5,258
Total Portfolio	174	100.0%	$128,593

Summary of Facilities by Type
Assisted Living	64	23.4%	$30,134
Independent Living	28	26.3%	33,842
Senior Living Campus	5	4.1%	5,278
Senior Housing Communities	97	53.8%	69,254
Skilled Nursing Facilities	71	38.5%	49,521
Hospitals	4	5.1%	6,559
Medical Office Buildings	2	0.6%	736
Other	—	2.0%	2,523
Total Real Estate Portfolio	174	100.0%	$128,593

Portfolio by Operator Type
Public	53	26.7%	$34,256
National Chain (Privately-Owned)	29	28.9%	37,149
Regional	82	39.4%	50,708
Small	10	5.0%	6,480
Total Real Estate Portfolio	174	100.0%	$128,593

For the nine months ended September 30, 2014, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Brookdale Senior Living; Fundamental; Health Services Management; Holiday Retirement; Legend Healthcare; and National HealthCare Corp.

As of September 30, 2014, our average effective annualized rental income was $7,847 per bed for skilled nursing facilities, $8,779 per unit for senior living campuses, $13,262 per unit for assisted living facilities, $14,490 per unit for independent living facilities, $41,688 per bed for hospitals, and $11 per square foot for medical office buildings.

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes. At September 30, 2014, such investments had a carrying value of $51,407,000.

Areas of Focus

We are evaluating and will potentially make additional investments during the remainder of 2014 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for those partners and for NHI. During 2014, we have observed large portfolio acquisitions by our peers which have pushed asset prices much higher than our risk tolerance will allow for comparable properties. Smaller portfolio assets in secondary markets appear most attractive to us and feature prospective yields that justify our attention. Our investment focus, regardless of asset type, remains on high quality opportunities - defined by us to mean (a) the tenant has a track record of successful operations, (b) the tenant has the necessary credit to meet its lease obligation to us; (c) the facility is in good physical condition; and (d) the facility is positioned in a local market that offers the potential to achieve excellent financial results.

Following the recent Federal Reserve policy statement assuring near-zero interest rates for a “considerable time,” debt costs will remain attractive in the near term and, as a result, increased competition for healthcare assets should continue. Within our industry, demand for healthcare real estate has been heightened by the availability of senior unsecured debt at historically low rates. As a result of the availability of debt and equity capital, a multitude of buyers seeking investment opportunities, including unlisted REITs and private equity funds, threaten to result in an oversold market. Senior housing assets are among those most in demand due to their private-pay focus and their attractive business fundamentals. We do not expect skilled-nursing facility acquisitions to be as aggressively targeted by larger diversified healthcare REITs, which have been reducing their exposure to sectors that are heavily dependent on government reimbursement. While large portfolios have been most affected, smaller portfolios like those which have been our recent mainstay are not immune to the effects of increasing acquisition competition.

As capitalization rates have fallen for existing healthcare facilities, there has been increased interest in constructing new facilities in hopes of generating better returns on invested capital. Using our relationship-driven model, we look for opportunities to support new and existing tenants and borrowers, with the capital needed to expand existing facilities and to initiate ground-up development of new facilities in markets where there is demonstrated demand for a particular product type. The projects we agree to finance have attractive upside potential and are expected to provide above-average returns to our shareholders to mitigate the risks inherent with property development and construction.

As we make new investments, we expect to maintain a relatively low level of debt compared to the value of our assets and relative to our peers in the industry. For the nine months ended September 30, 2014, approximately 38% of our continuing operations revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. In 2009, we began to diversify our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources. While we will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, our current investment focus is on acquiring senior housing assets (including assisted living and memory care facilities, independent living facilities and senior living campuses).

Since the acquisition of 25 independent living properties from Holiday in December 2013, our contractual revenue from skilled nursing facilities has continued to decline as a percentage of continuing operations revenue. This acquisition represented further diversification across asset types and achieved a concentration of revenue from large national tenants who are recognized leaders in their industries. As measured by lease revenue as a percentage of total revenue, Bickford Senior Living is our largest assisted living/memory care tenant, an affiliate of Holiday Retirement is our largest independent living tenant and National HealthCare Corporation is our largest skilled nursing tenant.

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

We manage our business with a goal of increasing the regular annual dividends paid to shareholders. Our Board of Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Our transactions that are infrequent and non-recurring that generate additional taxable income have been distributed to shareholders in the form of special dividends. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our goal of increasing annual dividends requires a careful balance between identification of high-quality lease and mortgage assets in which to invest and the cost of our capital with which to fund such investments. We consider the competing interests of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity. We accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of capital will generate sufficient returns to our shareholders.

Our regular and special dividends for the last five years are as follows:

	YTD 2014	2013	2012		2011	2010
Regular	$2.31	$2.90	$2.64		$2.50	$2.36
Special	—	$—	$0.22	[1]	$0.22	$—
	$2.31	$2.90	$2.86		$2.72	$2.36

1 Paid to shareholders of record in January 2013

Our investments in healthcare real estate have been partially accomplished by our ability to effectively leverage our balance sheet. However, we continue to maintain a relatively low leverage balance sheet compared with the value of our assets and with many in our peer group. Our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest expense and principal payments on debt), and the ratio of consolidated debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our balance sheet with those in our peer group.

We calculate our fixed charge coverage ratio as approximately 7.1x for the nine months ended September 30, 2014 (see page 44 for a discussion of Adjusted EBITDA and a reconciliation to our net income). On an annualized basis, our consolidated debt-to-Adjusted EBITDA ratio is approximately 3.8x.

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

There is increasing demand for private-pay senior housing properties in countries outside the U.S. We will consider real estate and note investments with U.S. entities who seek to expand their senior housing operations into countries where local-market demand is sufficiently demonstrated. We have a current investment of $1,250,000 in such a venture.

We expect to fund any new investments in real estate and mortgage notes in the coming year using our liquid investments and debt financing, unless the size of an acquisition leads us to consider issuing equity securities to fund some or all of such an acquisition in order to maintain a relatively low level of debt in comparison to the value of our assets.

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

Investment Highlights

Since January 1, 2014 we have made or announced the following investments:

Operator	Properties	Asset Class	Amount
Lease Investments:
Prestige Senior Living	4	Senior Housing	$42,000
Chancellor Health Care	2	Senior Housing	17,150
Bickford Senior Living	1	Senior Housing	18,100
Senior Living Management	1	Senior Housing	700
Note Investments:
Life Care Services	1	Senior Housing	154,500
Bickford Senior Living	N/A	Senior Housing	500
			$232,950

Chancellor

On September 30, 2014, we completed a $5,650,000 acquisition of a 25-unit assisted living facility in Milwaukie, Oregon and leased the facility to Chancellor Health Care, LLC ("Chancellor") for an initial term of 15 years with two ten-year renewal options. The initial lease rate is 8.0% with fixed annual escalators. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase.

In June 2014 we acquired a 56-unit assisted living/memory care facility in Sacramento, California for $11,500,000 and leased the facility to Chancellor for an initial term of 15 years, plus renewal options. The initial lease rate is 8.0% with fixed annual escalators. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase.

Prestige

In March 2014 we completed a $40,115,000 purchase of 3 skilled nursing facilities in Oregon totaling 196 beds and a 105-unit assisted living facility in Idaho from Prestige Senior Living ("Prestige"). We have a commitment to fund contingent earn-out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. Because the facilities were owner-occupied, we accounted for the acquisition as an asset purchase. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have, accordingly, reflected that amount in the Condensed Consolidated Balance Sheet. Contingent payments earned will be an addition to the lease base when funded.

We have leased the 4 facilities to Prestige with a 15-year term at an initial rate of 8.4% plus fixed annual escalators. In addition, at two of the Oregon facilities we have committed to invest $2,000,000 for capital improvements which are expected to be completed by June 30, 2015. This investment will be added to the basis on which the lease amount is calculated.

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

Of our total revenues from continuing operations, $10,954,000 (25%) and $32,863,000 (25%) were derived from Holiday for the three and nine months ended September 30, 2014, respectively. Lease revenue from Holiday for the three and nine months ended September 30, 2014 includes straight-line rent of $2,975,000 and $8,926,000, respectively.

NHC

As of September 30, 2014, we leased 42 health care facilities under two master leases to NHC, a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities acquired from ElderTrust of Florida, Inc. on August 31, 2013.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current year	$573	$570	$1,719	$1,706
Prior year final certification[1]	—	—	15	746
Total percentage rent income	$573	$570	$1,734	$2,452
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue from continuing operations, $9,109,000 (20%) and $8,503,000 (28%) were derived from NHC for the three months ended September 30, 2014 and 2013, respectively, and $27,337,000 (21%) and $25,650,000 (30%) for the nine months ended September 30, 2014 and 2013, respectively.

Bickford

As of September 30, 2014, we owned an 85% equity interest and an affiliate of Bickford Senior Living ("Bickford") owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owned 29 assisted living/memory care facilities and also had 1 facility in the final stage of construction which is expected to open in November 2014. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85/15 ownership interest with an affiliate of Bickford, who controls the entity. This joint venture is structured to comply with the provisions of RIDEA.

For the same-store portfolio of 27 properties, the contractual rent from OpCo to PropCo for 2014 is $19,254,000. We include in our same-store comparison only those facilities which have completed initial lease-up. OpCo is continuing the lease-up of 3 assisted living facilities, 2 of which opened in the fourth quarter of 2013, and the third expected to open in November 2014. Under the terms of the current development lease agreement, PropCo receives rent from OpCo on the total amount of development costs, including land, which totaled $22,546,000 at September 30, 2014. Once the facilities stabilize, an annual rental amount will be determined between the parties. Rent income received from the development projects was $983,000 for the nine months ended September 30, 2014. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions.

Of our total revenues from continuing operations, $5,324,000 (12%) and $5,209,000 (17%) were recognized as rental income from Bickford for the three months ended September 30, 2014 and 2013, respectively, and $15,789,000 (12%) and $9,383,000 (11%) for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the carrying value of our investment in the operating company, OpCo, was $9,651,000. The excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole. We noted no decline in value as of September 30, 2014.

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

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$16,234	$14,836	$47,949	$27,156

Operating expenses, including management fees	10,777	9,400	31,530	17,394
Lease expenses	5,391	5,138	15,856	9,312
Depreciation and amortization	128	88	378	133
Net Income	$(62)	$210	$185	$317

Our RIDEA structure is designed to follow the fundamental elements of a triple-net lease. Within the RIDEA, we continue to foresee organic growth potential from improving operations, but our agreements with Bickford also enforce growth through a hybrid feature providing a preferred payment stream subject to 3% escalation and payable first to NHI among the joint venture partners. As operations season and lease-up among our new developments is completed, we expect our equity share of RIDEA operating income to become a more visible component of our comprehensive income.

In July 2013 we extended a $9,200,000 loan to an affiliate of Bickford to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a two-year maturity plus a one-year extension option with 12% annual interest. As a result of this transaction and existing agreements governing our business relationship with Bickford, PropCo has a $97,000,000 purchase option on the properties which is exercisable over the term of the loan. We are monitoring the performance of this portfolio which currently has an NOI that would presume a capitalization rate on NHI's purchase option price in excess of 7.5% and trending upward.

Subsequent Real Estate Investment

On October 31, 2014, our subsidiary, PropCo, acquired a 101-unit assisted living facility located in Middletown, Ohio for $18,100,000 plus approximately $100,000 in transaction costs, to be paid in cash and assumption of secured debt at an interest rate of 2.9% with an outstanding principal balance of $9,552,000 and an estimated fair value of $7,875,000. The facility will be leased under terms structured to comply with provisions of RIDEA, within our joint venture to the operating company, OpCo, of which we retain an 85/15 ownership interest with Bickford, who controls the entity, as discussed in Note 2. Because the facility was owner-occupied, the acquisition will be accounted for as an asset purchase.

Subsequent Mortgage and Construction Loan Investment

On November 3, 2014, NHI announced it had agreed to lend Life Care Services, through its LCS-Westminster Partnership III LLP (“LCS-WP”) up to $154,500,000. The loans would convey a mortgage interest and would serve to facilitate the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in the Seattle area. The new financing is expected to close by November 30, 2014.

The loans would take the form of two notes under a master credit agreement. The senior loan (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and would have a term of 10 years. Note A is interest-only and would be locked to prepayment for three years. After year three, the prepayment penalty would start at 5% and decline 1% per year. The loan is to be freely prepayable during the last 6 months of its term. The second note ("Note B") is a construction loan for up to $94,500,000 at an interest rate of 8% and a five year maturity. We anticipate funding Note B over twenty months and would be repaid with entrance fees once Phase II opens. NHI would have a purchase option on the property for the greater of fair market value or $115,000,000. A purchase option window of fifteen months would contingently open in year five or upon earlier stabilization, as defined. The purchase option would constitute a variable interest in Phase II of the Timber Ridge project, creating an interest in specified assets of LCS-WP but not in LCS-WP as a whole. Since LCS-WP would not be a VIE, the specified Timber Ridge assets would not be subject to the consolidation guidance governing Variable Interest Entities.

LCS-WP would establish an interest reserve of $3,000,000 to pay for construction interest which is to be replenished to $3,000,000 at intervals when the reserve drops below $675,000. A pledge of membership interests and accounts receivable would serve as collateral on the notes, additional to the first mortgage interest. Currently Phase II is more than 70% pre-sold, and the construction loan is expected to be fully repaid upon reaching 82% occupancy, at which point only the $60,000,000 loan would remain, resulting in an expected loan-to-value at stabilization of less than 50% with an estimated 2:1 debt service coverage ratio.

Our mortgage and construction loan investment with LCS-WP is a further diversification of our portfolio into continuing care retirement communities ("CCRC"). LCS, the parent company of LCS-WP, is one of the nation's leaders in providing lifestyle options to seniors by serving over 30,000 residents in over 100 communities. The investment returns from our loans would be adequate in comparison to the risks associated with construction lending. While this investment changes the risk profile of a portion of our invested assets, the risks are managed by (1) investing in an asset class that attracts primarily private-pay revenue, (2) investing in the expansion of an existing CCRC project that has demonstrated high success in the past, and (3) investing with a large national company as the borrower to provide the necessary credit support for our loan. Whereas current prices being paid for many healthcare assets are excessive and not in line with our investment criteria, it is prudent to make loans to high-quality borrowers where the risk is adequately priced into the interest rate on the loans.

Other Lease Activity

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations.

In September 2014 we entered into an agreement with our current tenant, Senior Living Management, to fund up to $700,000 in renovations to our Greensboro, Georgia assisted living facility. When the renovations are complete, the total amount will be added to the lease base. No costs have been incurred to date.

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

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	September 30,		Period Change
	2014	2013	$	%
Revenues:
Rental income
ILFs leased to an affiliate of Holiday Retirement	$7,979	$—	$7,979	NM
SNFs newly leased to NHC (7 ElderTrust facilities)	863	—	863	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	845	—	845	NM
ALFs leased to Chancellor Health Care	687	270	417	154.4%
SNFs leased to Fundamental	1,393	1,052	341	32.4%
ALFs leased to RIDEA joint venture with Bickford	5,237	5,028	209	4.2%
Other new and existing leases	20,462	19,828	634	3.2%
	37,466	26,178	11,288	43.1%
Straight-line rent adjustments, new and existing leases	4,203	1,695	2,508	148.0%
Total Rental Income	41,669	27,873	13,796	49.5%
Interest income from mortgage and other notes
ElderTrust	—	163	(163)	NM
Other new and existing mortgages	1,754	1,773	(19)	(1.1)%
Total Interest Income from Mortgage and Other Notes	1,754	1,936	(182)	(9.4)%
Investment income and other	1,055	1,040	15	1.4%
Total Revenue	44,478	30,849	13,629	44.2%
Expenses:
Depreciation
ILFs leased to an affiliate of Holiday Retirement	3,229	—	3,229	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	298	—	298	NM
SNFs newly leased to NHC (7 ElderTrust facilities)	224	75	149	198.7%
ALFs leased to RIDEA joint venture with Bickford	1,656	1,508	148	9.8%
ALFs leased to Chancellor Health Care	208	76	132	173.7%
Other new and existing assets	3,981	3,906	75	1.9%
Total Depreciation	9,596	5,565	4,031	72.4%
Interest expense and amortization of debt issuance costs	7,005	3,290	3,715	112.9%
Franchise, excise and other taxes	78	80	(2)	(2.5)%
Loan and realty (recoveries)	—	(2,061)	2,061	NM
Other expenses	2,230	1,812	418	23.1%
	18,909	8,686	10,223	117.7%
Income before equity-method investee, discontinued operations and noncontrolling interest	25,569	22,163	3,406	15.4%
Income (loss) from equity-method investee	(53)	178	(231)	(129.8)%
Income from continuing operations	25,516	22,341	3,175	14.2%
Income from discontinued operations	—	1,339	(1,339)	NM
Gain on sale of real estate	—	19,370	(19,370)	NM
Net income	25,516	43,050	(17,534)	(40.7)%
Net income attributable to noncontrolling interest	(266)	(306)	40	(13.1)%
Net income attributable to common stockholders	$25,250	$42,744	$(17,494)	(40.9)%

NM - not meaningful

Financial highlights of the three months ended September 30, 2014, compared to the same period in 2013 were as follows:

•
Rental income increased $13,796,000 primarily as a result of new real estate investments. During 2013 we completed $748,939,000 of new real estate investments. For the nine months ended September 30, 2014, we have funded $68,601,000 of new real estate investments. The increase in rental income included a $2,508,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $182,000 primarily due to the settlement of outstanding notes receivable balances from ElderTrust. Unless we continue to make new investments in loans, our interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

•	Depreciation expense recognized in continuing operations increased $4,031,000 compared to the prior year primarily due to new real estate investments completed since September 2013.

•
Interest expense relates to borrowings on our credit facility, the convertible senior notes issued in March 2014 and debt assumed in the acquisition of real estate. Upfront fees and other debt-related costs are amortized over the term of the credit facility. The increase in interest expense and amortization of debt issuance costs of $3,715,000 resulted from (a) the issuance of 3.25% coupon convertible debt of $200,000,000 to reduce lower interest borrowings on our revolving credit facility, and (b) expanded borrowings used to fund new real estate investments in 2013. We expect to fund additional healthcare real estate investments in 2014 with borrowings from our bank credit facility.

•	In September 2013 we received $3,293,000 as full payment of a mortgage note and recorded a recovery of a previous writedown of $2,061,000.

The results of operations for facilities sold, including the gain or loss on such sales, have been reported for periods prior to the adoption of ASU 2014-08 as discontinued operations. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2014	2013	$	%
Revenues:
Rental income
ILFs leased to an affiliate of Holiday Retirement	$23,936	$—	$23,936	NM
ALFs leased to RIDEA joint venture with Bickford	15,476	9,197	6,279	68.3%
SNFs newly leased to NHC (7 ElderTrust facilities)	2,588	—	2,588	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	1,699	—	1,699	NM
SNFs leased to Fundamental	4,126	2,442	1,684	69.0%
ALFs leased to Chancellor Health Care	1,677	810	867	107.0%
ALF leased to Discovery Senior Living	707	13	694	NM
ALFs leased to Brookdale Senior Living	3,680	3,019	661	21.9%
Other new and existing leases	56,753	56,227	526	0.9%
	110,642	71,708	38,934	54.3%
Straight-line rent adjustments, new and existing leases	12,693	4,337	8,356	192.7%
Total Rental Income	123,335	76,045	47,290	62.2%
Interest income from mortgage and other notes
Bickford Senior Living	843	249	594	NM
ElderTrust	—	644	(644)	NM
SeniorTrust	—	475	(475)	NM
Other new and existing mortgages	4,415	4,509	(94)	(2.1)%
Total Interest Income from Mortgage and Other Notes	5,258	5,877	(619)	(10.5)%
Investment income and other	3,182	3,154	28	0.9%
Total Revenue	131,775	85,076	46,699	54.9%
Expenses:
Depreciation
ILFs leased to an affiliate of Holiday Retirement	9,685	—	9,685	NM
ALFs leased to RIDEA joint venture with Bickford	4,947	2,672	2,275	85.1%
SNFs newly leased to NHC (7 ElderTrust facilities)	672	75	597	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	594	—	594	NM
SNFs leased to Fundamental	907	605	302	NM
Other new and existing assets	11,568	10,852	716	6.6%
Total Depreciation	28,373	14,204	14,169	99.8%
Interest expense and amortization of debt issuance costs	18,575	5,658	12,917	228.3%
Debt issuance costs expensed due to credit facility modifications	2,145	353	1,792	NM
Legal	149	621	(472)	(76.0)%
Franchise, excise and other taxes	790	316	474	150.0%
Loan and realty losses, net	—	1,976	(1,976)	NM
Other expenses	6,948	7,171	(223)	(3.1)%
	56,980	30,299	26,681	88.1%
Income before equity-method investee, discontinued operations and noncontrolling interest	74,795	54,777	20,018	36.5%
Income from equity-method investee	157	269	(112)	NM
Income from continuing operations	74,952	55,046	19,906	36.2%
Income from discontinued operations	—	4,656	(4,656)	NM
Gain on sale of real estate	—	19,370	(19,370)	NM
Net income	74,952	79,072	(4,120)	(5.2)%
Net income attributable to noncontrolling interest	(872)	(664)	(208)	NM
Net income attributable to common stockholders	$74,080	$78,408	$(4,328)	(5.5)%

NM - not meaningful

Financial highlights of the nine months ended September 30, 2014, compared to the same period in 2013 were as follows:

•
Rental income increased $47,290,000 primarily as a result of new real estate investments. During 2013 we completed $748,939,000 of new real estate investments. For the nine months ended September 30, 2014, we have funded $68,601,000 of new real estate investments. The increase in rental income included a $8,356,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $619,000 primarily due to the settlement of outstanding notes receivable balances from ElderTrust and SeniorTrust, partially offset by interest income on a note receivable from Bickford Senior Living which began in July 2013. Unless we continue to make new investments in loans, our interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

•	Depreciation expense recognized in continuing operations increased $14,169,000 compared to the prior year primarily due to new real estate investments completed since September 2013.

•
Interest expense relates to borrowings on our credit facility, the convertible senior notes issued in March 2014 and debt assumed in the acquisition of real estate. During the first quarter of 2014, we made modifications to our credit facility and as a result have written off $2,145,000 of previously unamortized debt issuance costs. Upfront fees and other debt-related costs are amortized over the term of the credit facility. The increase in interest expense and amortization of debt issuance costs of $12,917,000 resulted from (a) the issuance of 3.25% coupon convertible debt of $200,000,000 to reduce lower interest borrowings on our revolving credit facility, and (b) expanded borrowings used to fund new real estate investments in 2013. We expect to fund additional healthcare real estate investments in 2014 with borrowings from our bank credit facility.

•	Legal expenses were $472,000 lower in 2014 when compared to 2013 primarily as a result of litigation which reached final settlement in April 2013.

•	Franchise, excise and other taxes were $474,000 higher than the same period in 2013 due to the growth in our portfolio and adjustments to our quarterly tax accrual.

•
During 2013 we recorded an impairment of $4,037,000 related to a mortgage note receivable. In September 2013 we received $3,293,000 as full payment of a mortgage note and recorded a recovery of a previous writedown of $2,061,000.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Nine Months Ended September 30,		One Year Change
	2014	2013	$	%
Cash and cash equivalents at beginning of period	$11,312	$9,172	$2,140	23.3%
Net cash provided by operating activities	93,215	74,413	18,802	25.3%
Net cash used in investing activities	(46,477)	(117,133)	70,656	(60.3)%
Net cash provided by (used in) financing activities	(54,491)	40,998	(95,489)	NM
Cash and cash equivalents at end of period	$3,559	$7,450	$(3,891)	(52.2)%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2014 increased as compared to 2013 primarily as a result of the collection of lease payments on new real estate investments since September 2013.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2014 decreased primarily due to a decrease in real estate investment activity completed during the first nine months of 2014 compared to the same period in 2013.

Financing Activities – Net cash related to financing activities for the nine months ended September 30, 2014 decreased as compared to the same period in 2013. During 2014, cash flows related to financing activities included $200,000,000 in proceeds from the issuance of convertible senior notes and $130,000,000 in proceeds from a new term loan used to reduce other outstanding borrowings. Cash flows used in financing activities for the nine months ended September 30, 2014 also included an increase in dividend payments of $10,539,000 in 2014 over 2013.

Liquidity

At September 30, 2014, our liquidity was strong, with $385,834,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock whose per share price ranged between $36 and $41 during the quarter ended September 30, 2014. Cash proceeds from lease and mortgage collections, property sales, and, more typically in the past, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, and used to retire our indebtedness.

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

As discussed in Note 7, accounting rules require that we split the Notes into a debt component and an equity component. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance and was estimated to be approximately $192,238,000. The $7,762,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as an equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method, with 3.9% as the effective interest rate, over the term of the Notes.

The total cost of issuing the Notes was $6,063,000, of which $5,788,000 was allocated to the debt component and is subject to amortization over the estimated term of the notes. The remaining $275,000 was allocated to the equity component.

On March 27, 2014, we entered into an amended $700,000,000 senior unsecured credit facility. The facility can be expanded, subject to certain conditions, up to an additional $130,000,000. At closing, the new facility amended a smaller credit facility that provided for $620,000,000 of total commitments.

The amended credit facility provides for: (1) a $450,000,000 unsecured, revolving credit facility that matures in March 2019 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR; (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR, a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk.

At September 30, 2014, we had $369,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Our decision to amend our credit facility was made for the purpose of extending the maturity of a portion of our terms loans to over six years and to expand the amount of funds available to draw on our revolving credit facility.

In July and September 2014 we obtained mortgage loans totaling $38,007,000 from the U.S. Department of Housing and Urban Development secured by nine properties in our joint venture with an affiliate of Bickford. The mortgage notes require monthly payments of principal and interest of 4.65% in the first year and 4.3% thereafter (inclusive of mortgage insurance premium) and mature in August and October 2049. We used these proceeds to retire borrowings under our revolving credit facility.

As part of the Care acquisition, we assumed Fannie Mae mortgage loans, with principal balances of $70,380,000 and $7,162,000 on September 30, 2014, which have interest at rates of 6.85% and 7.17%, respectively, and mature on July 1, 2015 (prepayable without penalty after December 31, 2014). After prepayment periods associated with the Fannie Mae debt expire in December 2014, we anticipate retiring those loans. We may potentially access capital to effect the retirement in a variety of ways, as discussed below.

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

When we modify or replace existing debt, we incur debt issuance costs. These fees are subject to amortization over the term of the new debt instrument and may result in the write-off of fees associated with debt which has been replaced or modified. Sustaining long-term dividend growth will require that we consider all forms of capital mentioned above, with the goal of maintaining a low-leverage balance sheet as mitigation against potential adverse changes in the business of our tenants and borrowers.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on two of our term loans as of September 30, 2014 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$256
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(765)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(1,568)

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2014 and thereafter. During the first nine months of 2014, we declared a quarterly dividend of $.77 per common share to shareholders of record on March 31, 2014, payable on May 9, 2014; a quarterly dividend of $.77 per common share to shareholders of record on June 30, 2014, payable on August 8, 2014; and a quarterly dividend of $.77 per common share to shareholders of record on September 30, 2014, payable on November 10, 2014.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For a discussion of our letter of credit with an affiliate of Bickford, see our discussion in this section under Contractual Obligations below. Our equity method investment in OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since the original investment on September 30, 2012. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. We have no material obligation arising from our investment in OpCo, and our maximum exposure to loss at September 30, 2014, due to this involvement, would be limited to our equity interest.

The terms of our $200,000,000 convertible senior notes (the “Notes”) issued in March 2014 qualify as off-balance sheet instruments. When we issue convertible notes we do so in order to obtain more advantageous interest rates on our debt. Upon conversion, NHI's obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. As long as the conversion price is in excess of our current stock price, the impact of the conversion option would be anti-dilutive to the earnings per share calculation and as such would have no effect on our earnings per share disclosure.

If our stock price should exceed the conversion rate, currently about $71.81 per share, the conversion feature would have a dilutive effect on our reported earnings. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes.

We have classified the conversion feature as a component of our equity as long as NHI retains the option, under various tests, as to means of settlement. Should we be required to reclassify into liabilities the portion, currently $7,487,000, included in equity, there could be a negative impact on our financial statements.

Contractual Obligations and Contingent Liabilities

As of September 30, 2014, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$795,008	$7,529	$121,896	$41,936	$623,647
Real estate purchase liabilities	4,000	4,000	—	—	—
Construction commitments	9,368	9,368	—	—	—
Loan commitments	2,192	2,192	—	—	—
	$810,568	$23,089	$121,896	$41,936	$623,647
1 Interest is calculated based on the interest rate at September 30, 2014 through maturity of the term loans, the revolving credit facility, convertible senior notes and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of September 30, 2014. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

Bickford

As of September 30, 2014, our subsidiary PropCo had purchased land and begun construction on one assisted living/memory care facility having a maximum cost of $9,000,000. Our costs incurred to date, including land, were $6,990,000. The facility is expected to open in November. In February 2014 we entered into a commitment of $2,785,000 on a letter of credit for the benefit of our joint venture partner, an affiliate of Bickford, which holds a minority interest in PropCo.

In June 2014 we entered into a $500,000 revolving loan with our joint venture partner, an affiliate of Bickford, to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. The outstanding balance at September 30, 2014 was $308,000.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $3,115,000 as of September 30, 2014. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor, who has been operating the campus since 1993. We have also committed to provide up to $500,000 for renovations and improvements related to our recent acquisition of a 63-unit senior housing community in Baltimore, Maryland which we have leased to Chancellor. We began renovations during the first quarter of 2014 and had funded $257,000 as of September 30, 2014. We receive rent income on funds advanced for both construction projects.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living ("Discovery") of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon attaining and sustaining a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. As of September 30, 2014, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Fundamental

In April 2013, we completed the purchase of two skilled nursing facilities located in Canton and Corinth, Texas for a purchase price of $26,150,000 in cash, plus consideration related to the Corinth facility of $1,600,000 conditional upon meeting future performance measures. In March 2014 upon satisfactory achievement of the required operating metrics, we made the full $1,600,000 payment to Fundamental.

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000, which is recorded as a purchase liability.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and will likely be completed by December 31, 2014. Total construction costs incurred as of September 30, 2014 were $7,456,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Prestige

We have agreed to fund capital improvements of up to $2,000,000 in connection with two of the facilities we lease to Prestige. The capital improvements will be an addition to our original investment in the properties when funded and will be included in the lease base. As of June 30, 2014, we had funded $693,000 of this commitment. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements. Contingent payments earned will be included in the lease base when funded.

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

In connection with our Silverdale, Washington senior living campus, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due after the second lease year and the second payment would be due after the third lease year. At acquisition, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of September 30, 2014 had funded $2,621,000, which was added to the basis on which the lease amount is calculated.

Senior Living Management

In September 2014 we entered into an agreement with our current tenant, Senior Living Management, to fund up to $700,000 for renovations to our Greensboro, Georgia assisted living facility. When the renovations are complete, the total amount will be added to the lease base. No costs have been incurred to date.

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

Funds From Operations - FFO

Our FFO per diluted common share for the three and nine months ended September 30, 2014 increased $0.02 (2%) and $0.44 (17%), respectively, over the same periods in 2013. Our normalized FFO per diluted common share for the three and nine months ended September 30, 2014 increased $0.09 (9%) and $0.42 (15%), respectively, over the same periods in 2013. FFO and normalized FFO increased primarily as the result of our new real estate investments since September 2013. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the three and nine months ended September 30, 2014 increased $0.04 (4%) and $0.23 (9%), respectively, over the same periods in 2013 due primarily to the impact of real estate investments completed since June 2013. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the three and nine months ended September 30, 2014 increased $0.04 (4%) and $0.21 (8%), respectively, over the same periods in 2013 due primarily to the impact of real estate investments completed since June 2013. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$25,250	$42,744	$74,080	$78,408
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	9,596	5,565	28,373	14,204
Depreciation related to noncontrolling interest	(248)	(226)	(742)	(401)
Depreciation in discontinued operations	—	167	—	501
Net gain on sales of real estate	—	(19,370)	—	(19,370)
Funds from operations	34,598	28,880	101,711	73,342
Debt issuance costs expensed due to credit facility modifications	—	—	2,145	353
Acquisition costs under business combination accounting	—	—	—	208
Loan impairment and recoveries of previous write-downs	—	(2,061)	—	1,976
Normalized FFO	34,598	26,819	103,856	75,879
Straight-line lease revenue, net	(4,203)	(1,713)	(12,692)	(4,408)
Straight-line lease revenue, net, related to noncontrolling interest	13	—	47	—
Amortization of original issue discount	252	—	530	—
Amortization of debt issuance costs	508	110	1,363	596
Normalized AFFO	31,168	25,216	93,104	72,067
Non-cash share based compensation	223	253	1,796	2,086
Normalized FAD	$31,391	$25,469	$94,900	$74,153

BASIC
Weighted average common shares outstanding	33,055,992	27,876,176	33,053,386	27,872,805
FFO per common share	$1.05	$1.04	$3.08	$2.63
Normalized FFO per common share	$1.05	$.96	$3.14	$2.72
Normalized AFFO per common share	$.94	$.90	$2.82	$2.59
Normalized FAD per common share	$.95	$.91	$2.87	$2.66

DILUTED
Weighted average common shares outstanding	33,088,570	27,905,545	33,087,029	27,906,914
FFO per common share	$1.05	$1.03	$3.07	$2.63
Normalized FFO per common share	$1.05	$.96	$3.14	$2.72
Normalized AFFO per common share	$.94	$.90	$2.81	$2.58
Normalized FAD per common share	$.95	$.91	$2.87	$2.66

NOTE: FFO and Normalized FFO per diluted common share for the three months ended September 30, 2013 both differ by $.02, respectively, and for the nine months ended September 30, 2013 both differ by $.06, respectively, from the amounts previously reported as a result of our revised interpretation of the NAREIT definition of FFO. Normalized FAD per diluted common share for the nine months ended September 30, 2013 differs by $.02, from the amount previously reported as a result of changes we made to our definition of FAD. See our Form 8-K dated May 5, 2014 which describes these revisions.

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$25,516	$43,050	$74,952	$79,072
Interest expense at contractual rates	6,244	3,180	16,683	5,415
Franchise, excise and other taxes	78	80	790	316
Depreciation in continuing and discontinued operations	9,596	5,732	28,373	14,705
Amortization of debt issuance costs and bond discount	761	110	1,892	243
Net gain on sales of real estate	—	(19,370)	—	(19,370)
Debt issuance costs expensed due to credit facility modifications	—	—	2,145	353
Acquisition costs under business combination accounting	—	—	—	208
Loan impairment and recoveries of previous write-downs	—	(2,061)	—	1,976
Adjusted EBITDA	$42,195	$30,721	$124,835	$82,918

Interest expense at contractual rates	$6,244	$3,180	$16,683	$5,415
Principal payments	255	—	782	—
Fixed Charges	$6,499	$3,180	$17,465	$5,415

Fixed Charge Coverage	6.5x	9.7x	7.1x	15.3x

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At September 30, 2014, we were exposed to market risks related to fluctuations in interest rates on approximately $81,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($369,000,000 at September 30, 2014) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2014, net interest expense would increase or decrease annually by approximately $405,000 or $.01 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	September 30, 2014			December 31, 2013
	Balance[1,2]	% of total	Rate[3]	Balance[1]	% of total	Rate[3]
Fixed rate:
Convertible senior notes	$200,000	30.9%	3.25%	—	—	—
Unsecured term loan	130,000	20.1%	3.91%	—	—	—
Unsecured term loan	80,000	12.4%	3.86%	80,000	13.0%	3.86%
Unsecured term loan	40,000	6.2%	3.29%	40,000	6.5%	3.29%
HUD mortgage loans	37,973	5.9%	4.30%	—	—%	—%
Secured mortgage loan	70,380	10.9%	6.85%	71,090	11.6%	6.85%
Secured mortgage loan	7,162	1.1%	7.17%	7,234	1.2%	7.17%
Variable rate:
Unsecured term loan	—	—	—	250,000	40.6%	1.97%
Unsecured revolving credit facility	81,000	12.5%	1.66%	167,000	27.1%	1.62%
	$646,515	100.0%	3.76%	$615,324	100.0%	2.84%

[1] Excludes unamortized premium of $1,680 and $1,756 applicable to two fixed rate secured mortgages for the respective 2014 and 2013 periods presented.
[2] Includes $7,232 of unamortized original issue discount
[3] Total is weighted average rate

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of September 30, 2014 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Convertible senior notes	$200,000	$200,950	$206,996	$195,094
Secured mortgage loan	71,875	72,341	72,626	72,057
Secured mortgage loan	7,347	7,395	7,424	7,366

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2014, the fair value of our mortgage notes receivable, discounted for estimated changes in the risk-free rate, was approximately $68,864,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,051,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,098,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $13,275,000 at September 30, 2014, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,328,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2014.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2014, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, except for the addition of the risk factor that is stated as follows:

We depend on the success of property development and construction activities which may fail to achieve the operating results we expect.

When we decide to renovate an existing property or develop a new property, we make assumptions about the future potential cash flows of that property. We estimate our return based on expected occupancy, rental rates and future capital costs. If our projections prove to be inaccurate due to increased capital costs, lower occupancy or other factors, our investment in that property may not generate the cash flow we expected.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 3, 2014	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	November 3, 2014	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)