Form 10-K
period 2014-12-31
NATIONAL HEALTH INVESTORS INC
filed 2015-02-17
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§292.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2014 (based on the closing price of these shares on the New York Stock Exchange) was approximately $1,970,533,000. There were 37,564,987 shares of the registrant’s common stock outstanding as of February 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Such risks and uncertainties include, among other things, the following risks described in more detail under the heading “Risk Factors” under Item 1A:

*	We depend on the operating success of our tenants and borrowers for collection of our lease and interest income;

*	We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect;

*	We are exposed to the risk that our tenants and borrowers may become subject to bankruptcy or insolvency proceedings;

*
We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect that lower reimbursement rates would have on our tenants’ and borrowers’ business;

*	We are exposed to the risk that the cash flows of our tenants and borrowers would be adversely affected by increased liability claims and liability insurance costs;

*	We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances;

*	We are exposed to the risk that we may not be fully indemnified by our lessees and borrowers against future litigation;

*	We depend on the success of our future acquisitions and investments;

*	We depend on our ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

*	We may need to incur more debt in the future, which may not be available on terms acceptable to us;

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

*
We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt capital used to finance those investments bear interest at variable rates. This circumstance creates interest rate risk to the Company;

*	We are exposed to the risk that our assets may be subject to impairment charges;

*	We depend on the ability to continue to qualify for taxation as a real estate investment trust;

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

ITEM 1. BUSINESS

General

National Health Investors, Inc., is a self-managed real estate investment trust ("REIT") specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of real estate investments in independent, assisted and memory care communities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include mortgages and notes, the preferred stock and marketable securities of other REITs, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through this RIDEA joint venture, we invest in facility operations managed by independent third-parties. We fund our real estate investments primarily through: (1) cash flow, (2) debt offerings, including bank lines of credit and ordinary term debt, and (3) the sale of equity securities.

At December 31, 2014, our continuing operations consisted of investments in real estate and mortgage and other notes receivable involving 183 facilities located in 31 states. These investments involve 106 senior housing communities, 71 skilled nursing facilities, 4 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $900,000) consisted of properties with an original cost of approximately $1,987,949,000, rented under triple-net leases to 24 lessees, and $63,630,000 aggregate carrying value of mortgage and other notes receivable due from 15 borrowers.

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

Types of Facilities

Senior Housing Communities

As of December 31, 2014, our portfolio included 103 senior housing communities (“SHO”) leased to operators and mortgage loans secured by 3 SHOs. SHOs within our portfolio are either need-driven or discretionary for end users and consist of assisted living facilities, independent living facilities, entrance-fee communities and senior living campuses which are more fully described below.

Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2014, our portfolio included 62 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by 3 ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, memory care services and administering medication, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government. ALFs may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need (“CON”) as required for skilled nursing facilities.

Senior Living Campuses. As of December 31, 2014, our portfolio included 6 senior living campuses ("SLC") leased to operators. SLCs are either freestanding or multi-site campuses that include skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication and as such are considered need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. As the decision to transition to a senior living campus is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents.

Discretionary Senior Housing

Entrance-Fee Communities. As of December 31, 2014, our portfolio included 7 entrance-fee communities ("EFC") leased to operators. Entrance-fee communities, frequently referred to as continuing care retirement communities or CCRCs, typically include a combination of detached homes, an independent living facility, an assisted living facility and a skilled nursing facility on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as either Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities include substantially all future healthcare costs. Communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days are referred to as “Type B.” Finally, "Type C" EFCs, the type we recently added to our portfolio, are fee-for-service communities which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally the skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to a EFC to be discretionary.

Independent Living Facilities. As of December 31, 2014, our portfolio included 28 independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government programs. ILFs may be licensed and regulated in some states, but do not require the issuance of a CON as required for skilled nursing facilities. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF facility to be discretionary.

Medical Facilities

As of December 31, 2014, our portfolio included 69 medical facilities leased to operators and mortgage loans secured by 8 medical facilities. The medical facilities within our portfolio consist of skilled nursing facilities, hospitals and medical office buildings, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2014, our portfolio included 64 skilled nursing facilities (“SNF”) leased to operators and mortgage loans secured by 7 SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. As the decision to utilize the services of a SNF is typically made as a the result of a pressing medical concern, we consider this to be a need driven medical facility. The operators of the SNFs receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Most SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds.

Hospitals. As of December 31, 2014, our portfolio included 3 hospitals (“HOSP”) leased to operators and a mortgage loan secured by 1 hospital. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government programs. As the decision to utilize the services of a hospital is typically made as a the result of a pressing medical concern, we consider this to be a need driven medical facility.

Medical Office Buildings. As of December 31, 2014, our portfolio included 2 medical office buildings (“MOB”) leased to operators. MOBs are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as a the result of a pressing medical concern, we consider this to be a need driven medical facility. MOBs differ from conventional office buildings due to the special requirements of the tenants. Each of our MOBs is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee sub-leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of their ability to sub-lease the individual office space.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, mortgage loans or, in operations through structures allowed by RIDEA. We have also provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual lease rates on our leases and the annual interest rates on our mortgage and construction loans ranged between 6.5% and 14% during 2014. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

Leases. Our leases generally have an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. The leases are "triple net leases" under which the tenant is responsible for the payment of all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership and operation of the properties, including required levels of capital expenditure each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by "all risk" insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use and occupancy of each facility by the tenant and related activities, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials on, or other environmental responsibility with respect to each facility.

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

We have made mortgage loans to borrowers secured by a second deed-of-trust where there is a process in place for the borrower to obtain long-term financing, primarily with a U.S. government agency, and where the historical financial performance of the underlying facility meets our loan underwriting criteria. The interest rates on our second mortgage loans currently range from 12% to 14% per annum.

Other notes receivable. We have provided a revolving credit facility to a borrower whose business is to provide bridge loans to owner-operators who are qualifying for long-term HUD financing secured by real estate. Our interest rate on the credit facility is 13.5%. We have provided loans to borrowers involved in the skilled nursing and senior housing industries who have pledged personal and business guarantees as security for the loans. The interest rates on these loans currently range from 8% to13.5%.

Investment in preferred stock and marketable securities of other healthcare REITs. We invest a portion of our funds in the preferred and common shares of other publicly-held REITs to ensure the substantial portion of our assets is invested for real estate purposes.

Competition and Market Conditions

We compete with other REITs, private equity funds and other investors (including, but not limited to, banks, insurance companies, and investment banks who market securities in mortgage funds) in the acquisition, leasing and financing of health care real estate.

Operators of our facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and/or patients and staff based on quality of care, reputation, physical appearance of facilities, services offered, family preference, physicians, staff and price. Competition is with independent operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of our facilities. Some of these facilities are operated for profit while others are owned by governmental agencies or tax exempt not-for-profit organizations.

The SNFs which either secure our mortgage loans or we lease to operators receive the majority of their revenues from Medicare, Medicaid and other government programs. From time to time, these facilities have experienced Medicare and Medicaid revenue reductions brought about by the enactment of legislation to reduce government costs. In particular, the establishment of a Medicare Prospective Payment System (“PPS”) for SNF services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to SNF providers. While Congress subsequently took steps to mitigate the impact of PPS on SNFs, other federal legislative policies have been adopted and continue to be proposed that would reduce the growth rate of Medicare and/or Medicaid payments to SNFs. State Medicaid funding is not expected to keep pace with inflation according to industry studies. Any changes in government reimbursement methodology that reduce reimbursement to levels that are insufficient to cover the operating costs of our borrowers and lessees could adversely impact us.

Senior housing communities generally rely on private-pay residents who may be negatively impacted in an economic downturn. The success of these facilities is often impacted by the existence of comparable, competing facilities in a local market.

Operator Diversification

For the year ended December 31, 2014, approximately 26% of our portfolio revenue was from publicly-owned operators, 40% was from regional operators, 5% was from smaller operators and 29% from national chains which are privately owned. We consider the operator to be an important factor in determining the creditworthiness of the investment, and we generally have the right to approve any changes in operators.

For the year ended December 31, 2014, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Brookdale Senior Living; Fundamental; Health Services Management; Holiday Retirement; Legend Healthcare; and National HealthCare Corp.

Major Customers

We have three operators, an affiliate of Holiday Retirement ("Holiday"), National HealthCare Corporation (“NHC”) and Bickford Senior Living ("Bickford"), from whom we individually derive at least 10% of our income from operations. Beginning in December 2014, a fourth major operator, Senior Living Communities, LLC (“Senior Living”), leased eight retirement communities from us which contractually obligates Senior Living in 2015 to make lease payments which aggregate to more than 17% of our total revenues for 2014.

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

Of our total revenue from continuing operations, $43,817,000 (25%) was recorded as rental income from Holiday for the year ended December 31, 2014.

NHC

NHC is a publicly-held company and the lessee of our legacy properties. We lease 42 facilities to NHC comprised of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended Master Lease Agreement dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a Master Lease Agreement dated August 30, 2013 ("the 2013 lease") which includes seven skilled nursing facilities acquired from ElderTrust of Florida, Inc. on August 31, 2013. Under the terms of the 1991 lease, base annual rental of $30,750,000 escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. Similarly, the 2013 lease provides for base annual rental of $3,450,000 plus percentage rent equal to 4% of the increase, if any, in each facility's annual revenue over a 2014 base year.

Of our total revenue from continuing operations, $36,446,000 (21%), $34,756,000 (29%) and $33,056,000 (35%) in 2014, 2013 and 2012, respectively, were derived from the two lease agreements with NHC.

NHC owned 1,630,462 shares of our common stock at December 31, 2014. The chairman of our board of directors is also a director on NHC’s board.

Bickford

As of December 31, 2014, we owned an 85% equity interest and an affiliate of Bickford, Sycamore Street, LLC, owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 31 assisted living/memory care facilities. The facilities are leased to an operating company, ("OpCo"), in which we retain a non-controlling 85% ownership interest. Our joint venture is structured to comply with the provisions of RIDEA.

The current annual contractual rent from OpCo to PropCo is $22,595,000, plus fixed annual escalators. During the quarter ended December 31, 2014, PropCo completed construction and received certificates of occupancy on one assisted living facility which had been under development. Under the terms of the current development lease agreement, PropCo receives rent of 9% on the total amount of development costs, including land, which totaled $7,811,000 at December 31, 2014.

Of our total revenue from continuing operations, $21,421,000 (12%), $14,586,000 (12%) and $5,164,000 (6%) were recorded as rental income from Bickford for the years ended December 31, 2014, 2013, and 2012, respectively.

Senior Living Communities

On December 17, 2014, we acquired a portfolio of eight retirement communities (the “Senior Living Portfolio”) with a total of 1,671 units from Health Care REIT, Inc. and certain of its affiliates for a cash purchase price of $476,000,000. The Senior Living Portfolio includes 7 entrance-fee communities and 1 senior living campus.

We have leased the Senior Living Portfolio under a triple-net master lease with an affiliate of Senior Living which will continue to manage the facilities. The 15-year master lease contains two 5-year renewal options and provides for year one cash rent of $31,000,000, subject to annual escalators of 4% in years two through four and 3% thereafter.

In connection with the Senior Living acquisition, we provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease. Borrowings will be used primarily to finance construction projects within the Senior Living Portfolio, including building additional units. Amounts outstanding under the facility, $2,816,000 at December 31, 2014, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.17% at December 31, 2014, plus 6%.

Commitments and Contingencies

The following table summarizes information as of December 31, 2014 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements, included herein.

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Senior Living Communities	SHO	Revolving Credit	$15,000,000	$(2,816,000)	$12,184,000
Capital Funding Group	Mezz. Note	Revolving Credit	$15,000,000	$(15,000,000)	$—
Bickford Senior Living	SHO	Construction	$9,000,000	$(7,811,000)	$1,189,000
Chancellor Health Care	SHO	Construction	$8,000,000	$(4,584,000)	$3,416,000
Kentucky River Medical Center	Hospital	Renovation	$8,000,000	$(7,583,000)	$417,000
Santé Partners	SHO	Renovation	$3,500,000	$(2,621,000)	$879,000
Prestige Senior Living	SHO	Renovation	$2,000,000	$(1,555,000)	$445,000
Holiday Retirement	SHO	Renovation	$1,500,000	$(1,126,000)	$374,000
Senior Living Management	SHO	Renovation	$700,000	$(13,000)	$687,000
Sycamore Street (Bickford affiliate)	SHO	Revolving Credit	$500,000	$(500,000)	$—

Contingencies:
Prestige Senior Living	SHO	Lease Inducement	$6,390,000	$—	$6,390,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	$3,550,000	$—	$3,550,000
Discovery Senior Living	SHO	Lease Inducement	$2,500,000	$—	$2,500,000
Santé Partners	Hospital	Loan	$2,000,000	$—	$2,000,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000

Sources of Revenues

General. Our revenues are derived primarily from rental income, mortgage and other note interest income and income from our other investments, substantially all of which are in the securities of other healthcare REITs. During 2014, rental income was $166,279,000 (94%), interest income from mortgages and other notes was $7,013,000 (4%) and income from our other investments was $4,217,000 (2%) of total revenue from continuing operations of $177,509,000. Our revenues depend on the operating success of our facility operators whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) the occupancy rate of the facility, (iii) the extent to which the services provided at each facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the facility, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

Governmental and other concerns regarding health care costs have and may continue to result in significant downward pressure on payments to health care facilities, and there can be no assurance that future payment rates for either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care have had and could continue to have an adverse effect on revenues of our lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their lease or debt payments to us. Failure of the lessees or borrowers to make their lease or debt payments would have a direct and material adverse impact on us.

Medicare and Medicaid. A significant portion of the revenue of our SNF lessees and borrowers is derived from government funded reimbursement programs, such as Medicare and Medicaid. Reimbursement under these programs is subject to periodic payment review and other audits by federal and state authorities. Medicare is uniform nationwide and reimburses skilled nursing centers under a Prospective Payment System (“PPS”) which is based on a predetermined, fixed amount. PPS was instituted as mandated by the Balanced Budget Act of 1997 and became effective July 1, 1998. PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally adjusted each October when the federal fiscal year begins. The current acuity classification system is named Resource Utilization Groups IV (“RUGs IV”) and was effective October 1, 2010. PPS as implemented in 1998 had an adverse impact on the healthcare industry and our lessees’ and borrowers’ business by decreasing payments materially, which adversely impacted our business. Refinements in the form of temporary add-ons provided some relief until October 1, 2002. Since then, annual market basket (inflationary) increases have continued to improve payments; however, other federal legislative policies have been adopted and continue to be proposed that could reduce Medicare payments to nursing facilities. For example, the Centers for Medicare and Medicaid Services ("CMS") announced the Skilled Nursing Facilities – PPS final rule for fiscal year 2012 which cut Medicare payments to SNF operators by a net 11.1% beginning October 1, 2011. CMS announced the final rule for fiscal 2013 that increased Medicare payments to SNF operators by a net 1.8% for the fiscal year beginning October 1, 2012. CMS announced a final rule outlining a 1.4% increase in their Medicare reimbursement for fiscal 2014 beginning on October 1, 2013. CMS announced a final rule that increased Medicare payment to SNF operators by a net 2% for the fiscal year beginning October 1, 2014. The failure of Congress to agree on spending reductions to meet long-term deficit goals would trigger automatic spending cuts of 2% to Medicare.

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

It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referral, will continue in future years. Certain of our investments are with lessees or borrowers which are partially or wholly owned by physicians. In the event that any lessee or borrower were to be found in violation of laws regarding fraud and abuse or self-referral, that lessee's or borrower's ability to operate the facility could be jeopardized, which could adversely affect the lessee's or borrower's ability to make lease or debt payments to us and thereby adversely affect us.

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

Investment Policies

Our investment objectives are (i) to provide consistent and growing current income for distribution to our stockholders through investments primarily in health care related facilities or in the operations thereof through independent third-party management, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders' capital through a balance of diversity, flexibility and liquidity. There can be no assurance that these objectives will be realized. Our investment policies include making investments in real estate, mortgage and other notes receivable, the securities of other publicly-held REITs, and joint ventures structured to comply with the provisions of RIDEA.

As described in Item 7 and in the notes to the consolidated financial statements, included herein, we have funded or made commitments to fund new investments in real estate and loans since January 1, 2014 totaling $780,453,000, and we anticipate making additional investments in 2015 that meet our underwriting criteria. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed.

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

Future investments in health care related facilities or businesses may utilize borrowed funds or issuance of equity when it is advisable in the opinion of the Board of Directors. We may negotiate lines of credit or arrange for other short or long-term borrowings from lenders. We may arrange for long-term borrowings from institutional investors or through public offerings. We have previously invested and may in the future invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or in mortgage investment pools.

Executive Officers of the Company

The table below sets forth the name, position and age of each of our executive officers. Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 13, 2015:

Name	Position	Age
J. Justin Hutchens	President and Chief Executive Officer	40
Roger R. Hopkins	Chief Accounting Officer	53
Kristin S. Gaines	Chief Credit Officer	43
Kevin Pascoe	Executive Vice President Investments	34
Eric Mendelsohn	Executive Vice President Corporate Finance	53

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

Roger R. Hopkins joined NHI in 2006 when he was named Chief Accounting Officer in December 2006. He has over 30 years of public accounting and financial management experience. Until 2006, he was a partner in the Tennessee regional accounting firm of Rodefer Moss & Co, PLLC and, previously, was a senior manager in the Nashville, Tennessee office of Deloitte & Touche. Mr. Hopkins received a Bachelor of Science in Accounting from Tennessee Technological University in 1982 and is a Certified Public Accountant.

Kristin S. Gaines was appointed NHI’s Chief Credit Officer in February 2010. She joined NHI in 1998 as a Credit Analyst. During her tenure with NHI, Ms. Gaines has had a progressive career in the areas of finance and operations. Her experience has resulted in a breadth of expertise in underwriting, portfolio oversight and real estate finance. Ms. Gaines holds a MBA and a Bachelor of Business Administration in Accounting from Middle Tennessee State University.

Kevin Pascoe joined National Health Investors in June 2010. Mr. Pascoe oversees NHI’s portfolio of assets, relationship management with existing tenants and conducts operational due diligence on NHI’s new investment opportunities.He has over 10 years of health care real estate background including his experience with General Electric - Healthcare Financial Services (2006 – 2010) where he most recently served as a Vice-President. With GE HFS he moved up through the organization while working on various assignments including relationship management, deal restructuring, and special assets. He also was awarded an assignment in the GE Capital Global Risk Rotation Program. Mr. Pascoe holds a Master of Business Administration and a Bachelor of Business Administration in Economics from Middle Tennessee State University.

Eric Mendelsohn joined NHI in January 2015. He has over 15 years of healthcare real estate and financing experience. Previously, Mr. Mendelsohn was with Emeritus Senior Living for 9 years, most recently as a Senior Vice President of Corporate

Development where he was responsible for the financing and acquisition of assisted living properties, home health care companies, administration of joint venture relationships  and executing corporate finance strategies. Prior to Emeritus, Mr. Mendelsohn was with the University of Washington as a Transaction Officer where he worked on the development, acquisition and financing of research, clinic and medical properties. Prior to that, Mr. Mendelsohn was a practicing transaction attorney, representing lenders and landlords. Mr. Mendelsohn has a BS from American University in International Relations, a Law Degree from Pepperdine University, and a Masters (LLM) in Banking and Finance from Boston University. Mr. Mendelsohn is a member of the Florida and Washington State Bar Associations.

We have a staff of 12, all serving in our corporate office in Murfreesboro, TN. Essential services such as internal auditing, tax compliance, information technology and legal services are outsourced to third-party professional firms.

Investor Information

We publish our annual report on Form 10-K, quarterly reports on Form 10-Q, quarterly Supplemental Information, current reports on Form 8-K, and press releases to our website at www.nhireit.com. We have a policy of publishing these on the website within two (2) business days after public release or filing with the SEC.

We also maintain the following documents on our web site:

▪
The NHI Code of Ethics and Standards of Conduct. This has been adopted for all employees, officers and directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of Conduct. To date there have been none.

▪
Information on our “NHI Valuesline” which allows all interested parties to communicate with NHI executive officers and directors. The toll free number is 877-880-2974 and the communications may be made anonymously, if desired.

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

The Annual Stockholders’ meeting will be held at 8:00 a.m. local time on Thursday, May 7, 2015 at Stones River Country Club, 1830 NW Broad Street, Murfreesboro, TN.

ITEM 1A. RISK FACTORS

We depend on the operating success of our tenants and borrowers for collection of our lease and interest income.

Revenues to operators of our facilities are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and from widely-publicized federal and state budget shortfalls and constraints. Periods of weak economic growth in the U.S. which affect housing sales, investment returns and personal incomes may adversely affect senior housing occupancy rates. Expenses for the facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Liability insurance and staffing costs continue to increase for our operators. To the extent any decrease in revenues and/or any increase in operating expenses results in a facility not generating enough cash to make scheduled payments to us, our revenues, net income and funds from operations would be adversely affected. Such events and circumstances would cause us to evaluate whether there was an impairment of the real estate or mortgage loan that should be charged to earnings. Such impairment would be measured as the amount by which the carrying amount of the asset exceeded its fair value. Consequently, we might be unable to maintain or increase our current dividend and the market price of our stock may decline.

We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect.

When we decide to invest in the renovation of an existing property or in the development of a new property, we make assumptions about the future potential cash flows of that property. We estimate our return based on expected occupancy, rental rates and future capital costs. If our projections prove to be inaccurate due to increased capital costs, lower occupancy or other factors, our investment in that property may not generate the cash flow we expected.

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

We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect that lower reimbursement rates would have on our tenants’ and borrowers’ business.

Our operators’ businesses are affected by government reimbursement and private payor rates. To the extent that any of our facilities receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facilities. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Such reductions in Medicare reimbursement will have an adverse effect on the financial operations of our borrowers and lessees who operate SNFs. Changes in health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us. In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.

We are exposed to the risk that the cash flows of our tenants and borrowers would be adversely affected by increased liability claims and liability insurance costs.

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

We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances.

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

We are exposed to the risk that we may not be fully indemnified by our lessees and borrowers against future litigation.

Our leases require that the lessee name us as an additional insured party on the tenant’s insurance policy in regard to claims made for professional liability or personal injury. The leases also require the tenant to indemnify and hold us harmless for all claims resulting from the occupancy and use of each facility. We cannot give any assurance that these protective measures will completely eliminate any risk to us related to future litigation, the costs of which could have a material adverse impact on us.

We depend on the success of our future acquisitions and investments.

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

We depend on our ability to reinvest cash in real estate investments in a timely manner and on acceptable terms.

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

We may need to incur more debt in the future, which may not be available on terms acceptable to us.

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

Real estate investments are relatively illiquid and, therefore, our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions may be limited. All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Transfers of operations of facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be less than the net book value or the amount owed on any related mortgage loan, because the property may not be readily adaptable to other uses. The sale of the property or the replacement of an operator that has defaulted on its lease or loan could also be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Should such events occur, our results of operations and cash flows could be adversely affected.

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

We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt capital used to finance those investments bear interest at variable rates. This circumstance creates interest rate risk to the Company.

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

We depend on the ability to continue to qualify for taxation as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2014

			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
SKILLED NURSING
NHC HealthCare, Anniston	Anniston	AL	L	151
NHC HealthCare, Moulton	Moulton	AL	L	136
Sunbridge Estrella Care & Rehabilitation	Avondale	AZ	L	161
Ayers Health & Rehabilitation Center	Trenton	FL	L	120
Bayonet Point Health & Rehabilitation Center	Hudson	FL	L	180
Bear Creek Nursing Center	Hudson	FL	L	120
Brooksville Healthcare Center	Brooksville	FL	L	180
Cypress Cove Care Center	Crystal River	FL	L	120
Heather Hill Healthcare Center	New Port Richey	FL	L	120
Parkway Health & Rehabilitation Center	Stuart	FL	L	177
Royal Oak Nursing Center	Dade City	FL	L	120
The Health Center of Merritt Island	Merritt Island	FL	L	180
The Health Center of Plant City	Plant City	FL	L	180
Grangeville Health and Rehabilitation Center	Grangeville	ID	L	60
NHC HealthCare, Glasgow	Glasgow	KY	L	206
Buckley HealthCare Center	Greenfield	MA	L	120
Holyoke Health Care Center	Holyoke	MA	L	102
John Adams HealthCare Center	Quincy	MA	L	71
Longmeadow of Taunton	Taunton	MA	L	100
NHC Healthcare, Desloge	Desloge	MO	L	120
NHC Healthcare, Joplin	Joplin	MO	L	126
NHC Healthcare, Kennett	Kennett	MO	L	170
NHC Healthcare, Maryland Heights	Maryland Heights	MO	L	220
NHC HealthCare, St. Charles	St. Charles	MO	L	120
Maple Leaf HealthCare Center	Manchester	NH	L	114
Villa Crest HealthCare Center	Manchester	NH	L	165
Epsom Manor HealthCare Center	Epsom	NH	L	108
Timberview Care Center	Albany	OR	L	62
Creswell Health and Rehabilitation Center	Creswell	OR	L	53
Forest Grove Rehabilitation and Care Center	Forest Grove	OR	L	81
NHC Healthcare, Anderson	Anderson	SC	L	290
NHC Healthcare, Greenwood	Greenwood	SC	L	152
NHC HealthCare, Laurens	Laurens	SC	L	176
UniHealth Post-Acute Care-Orangeburg	Orangeburg	SC	L	88
NHC Healthcare, Athens	Athens	TN	L	98
NHC Healthcare, Chattanooga	Chattanooga	TN	L	207
NHC HealthCare, Dickson	Dickson	TN	L	211
NHC HealthCare, Franklin	Franklin	TN	L	80
NHC Healthcare, Hendersonville	Hendersonville	TN	L	122
NHC Healthcare, Johnson City	Johnson City	TN	L	160
NHC Healthcare, Lewisburg	Lewisburg	TN	L	102
NHC HealthCare, McMinnville	McMinnville	TN	L	150
NHC HealthCare, Milan	Milan	TN	L	122
NHC Healthcare, Oakwood	Lewisburg	TN	L	60
NHC HealthCare, Pulaski	Pulaski	TN	L	102
NHC Healthcare, Scott	Lawrenceburg	TN	L	62
NHC HealthCare, Sequatchie	Dunlap	TN	L	120

			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
SKILLED NURSING
NHC HealthCare, Smithville	Smithville	TN	L	120
NHC Healthcare, Somerville	Somerville	TN	L	84
NHC Healthcare, Sparta	Sparta	TN	L	120
Canton Oaks	Canton	TX	L	120
Corinth Rehabilitation Suites	Corinth	TX	L	134
Heritage Place	Mesquite	TX	L	149
Legend Healthcare & Rehabilitation	Paris	TX	L	120
Legend Oaks Healthcare & Rehabilitation Center (East)	Houston	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center (Northwest)	Houston	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center	San Antonio	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center - Ennis	Ennis	TX	L	124
Legend Healthcare & Rehabilitation	Greenville	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center	Houston	TX	L	124
Legend Oaks Healthcare & Rehabilitation Center	Houston	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center	Kyle	TX	L	126
Park Place Care Center	Georgetown	TX	M	164
Winterhaven Healthcare Center	Houston	TX	L	160
Heritage Hall - Brookneal	Brookneal	VA	M	60
Heritage Hall - Grundy	Grundy	VA	M	120
Heritage Hall - Laurel Meadows	Laurel Fork	VA	M	60
Heritage Hall - Virginia Beach	Virginia Beach	VA	M	90
Heritage Hall - Front Royal	Front Royal	VA	M	60
Heritage Hall - Lexington	East Lexington	VA	M	60
NHC HealthCare, Bristol	Bristol	VA	L	120

ASSISTED LIVING
Regency Pointe Retirement Community	Rainbow City	AL	L	120
The Place at Gilbert	Gilbert	AZ	L	40
The Place at Glendale	Glendale	AZ	L	38
The Place at Tanque Verde	Tucson	AZ	L	42
The Place at Tucson	Tucson	AZ	L	60
Revere Court Memory Care	Sacramento	CA	L	56
Savannah Court of Bartow	Bartow	FL	L	30
Savannah Court of Lakeland	Lakeland	FL	L	30
Indigo Palms at Maitland	Maitland	FL	L	116
Discovery Village at Naples	Naples	FL	M	120
Brentwood at Fore Ranch	Ocala	FL	M	120
Savannah Court of St. Cloud	St. Cloud	FL	L	30
Savannah Court at Lake Oconee	Greensboro	GA	L	64
Bickford of Ames	Ames	IA	L	37
Bickford of Burlington	Burlington	IA	L	44
Bickford of Cedar Falls	Cedar Falls	IA	L	42
Bickford of Clinton	Clinton	IA	L	37
Bickford of Ft. Dodge	Ft. Dodge	IA	L	38
Bickford of Iowa City	Iowa City	IA	L	37
Bickford of Marshalltown	Marshalltown	IA	L	38
Bickford of Muscatine	Muscatine	IA	L	45
Bickford of Urbandale	Urbandale	IA	L	61
Prestige Assisted Living at Autumn Wind	Caldwell	ID	L	105
Indianhead Estates	Weiser	ID	L	25
Bickford of Bourbonnais	Bourbonnais	IL	L	65

			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
ASSISTED LIVING
Bickford of Moline	Moline	IL	L	28
Bickford of Peoria	Peoria	IL	L	32
Bickford of Quincy	Quincy	IL	L	46
Bickford of Rockford	Rockford	IL	L	65
Bickford of Springfield	Springfield	IL	L	67
Bickford of Carmel	Carmel	IN	L	60
Bickford of Crawfordsville	Crawfordsville	IN	L	28
Bickford of Crown Point	Crown Point	IN	L	60
Bickford of Greenwood	Greenwood	IN	L	60
Bickford of Lafayette	LaFayette	IN	L	28
Bickford of Wabash	Wabash	IN	L	28
Bickford of Mission Springs	Mission	KS	L	91
Bickford of Overland Park	Overland Park	KS	L	79
West Monroe Arbors	West Monroe	LA	L	59
Bossier Arbors	Bossier City	LA	L	60
Bastrop Arbors	Bastrop	LA	L	38
Minden Arbors	Minden	LA	L	26
The Woodlands Assisted Living	Baltimore	MD	L	70
Bickford of Battle Creek	Battle Creek	MI	L	46
Bickford of Lansing	Lansing	MI	L	46
Bickford of Midland	Midland	MI	L	46
Bickford of Saginaw	Saginaw	MI	L	46
Traditions	Owatonna	MN	M	70
Gracewood Champlin	Champlin	MN	L	30
Gracewood Hugo	Hugo	MN	L	24
Gracewood Maplewood	Maplewood	MN	L	42
Gracewood North Branch	North Branch	MN	L	30
Bickford of Grand Island	Grand Island	NE	L	37
Bickford of Lincoln	Lincoln	NE	L	44
Bickford of Omaha Hickory	Omaha	NE	L	37
Halcyon Village	Marysville	OH	L	76
Bickford of Middletown	Middletown	OH	L	101
Clackamas View	Milwaukie	OR	L	25
Dorian Place	Ontario	OR	L	44
Wellsprings	Ontario	OR	L	32
The Place at Conway	Conway	SC	L	52
The Place at Gallatin	Gallatin	TN	L	49
The Place at Kingsport	Kingsport	TN	L	49
The Place at Tullahoma	Tullahoma	TN	L	49
Charleston House	Beaver Dam	WI	L	120

INDEPENDENT LIVING
Apple Blossom Independent Senior Living Community	Rogers	AR	L	119
Butterfield Place Independent Senior Living Community	Fort Smith	AR	L	117
Bay Park Independent Senior Living Community	Pinole	CA	L	98
Bridgecreek Independent Senior Living Community	West Covina	CA	L	108
Camelot Independent Senior Living Community	Hemet	CA	L	136
Fig Garden Independent Senior Living Community	Fresno	CA	L	103
Hampshire Independent Senior Living Community	Merced	CA	L	115
Mistywood Independent Senior Living Community	Roseville	CA	L	117
Standiford Place Independent Senior Living Community	Modesto	CA	L	121

			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
INDEPENDENT LIVING
Iris Place Independent Senior Living Community	Athens	GA	L	142
Riverplace Independent Senior Living Community	Columbus	GA	L	114
River's Edge Independent Senior Living Community	Savannah	GA	L	121
Chateau De Boise Independent Senior Living Community	Boise	ID	L	97
Arbor Glen Independent Senior Living Community	Fort Wayne	IN	L	120
Nouveau Marc Independent Senior Living Community	Kenner	LA	L	113
Lake St. Charles Retirement Center	St. Charles	MO	L	180
Yardley Commons Independent Senior Living Community	Voorhees	NJ	L	107
Worthington Independent Senior Living Community	Gahanna	OH	L	117
Silver Arrow Estates Independent Senior Living Community	Broken Arrow	OK	L	126
Astor House Independent Senior Living Community	Newberg	OR	L	121
Eagle Crest Independent Senior Living Community	Myrtle Beach	SC	L	120
Westminster Independent Senior Living Community	Greenville	SC	L	117
Colonial Hill Retirement Center	Johnson City	TN	L	63
Parkwood Retirement Apartments	Chattanooga	TN	L	30
Bedford Independent Senior Living Community	Vancouver	WA	L	103
Garden Club Independent Senior Living Community	Bellevue	WA	L	105
Kamlu Retirement Inn Independent Senior Living Community	Vancouver	WA	L	83
Orchard Park Independent Senior Living Community	Yakima	WA	L	101

SENIOR LIVING CAMPUS
Linda Valley Care Center	Loma Linda	CA	L	181
Osprey Village at Amelia Island Plantation	Fernandina	FL	L	170
Savannah Court of Maitland	Maitland	FL	L	151
Savannah Court of Palm Beaches	W. Palm Beach	FL	L	144
Sunbridge Retirement & Rehab for Nampa	Nampa	ID	L	183
Ridgecrest	Mt. Airy	NC	L	84
Homestead Hills	Winston-Salem	NC	L	248
Sante Silverdale	Silverdale	WA	L	138

HOSPITALS
Santé Mesa	Mesa	AZ	M	70
Alvarado Parkway Institute	La Mesa	CA	L	66
Kentucky River Hospital	Jackson	KY	L	55
TrustPoint Hospital (Polaris)	Murfreesboro	TN	L	60

MEDICAL OFFICE				Sq. Ft.
North Okaloosa	Crestview	FL	L	27,017
Pasadena Bayshore	Pasadena	TX	L	61,500

Corporate Office	Murfreesboro	TN	N/A	7,000

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent**	Annualized
Year	Expiring	Square Feet*	of Units/Beds	(in thousands)	Gross Rent
2015	1	—	60	$313.2%
2016	4	—	604	5,365	2.9%
2017	7	—	896	7,262	3.9%
2018	2	61,500	88	1,080.6%
2019	—	—	—	—	—%
2020	6	27,017	224	2,777	1.5%
2021	2	—	344	1,904	1.0%
2022	4	—	156	4,055	2.2%
2023	2	—	254	2,763	1.5%
2024	8	—	379	4,240	2.3%
Thereafter	105	—	12,759	154,668	83.9%
*Rentable Square Feet represents total square footage in two MOB investments.
**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would generate if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.

ITEM 3. LEGAL PROCEEDINGS

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

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

Our common stock is traded on the New York Stock Exchange under the symbol “NHI”. As of February 13, 2015, there were approximately 810 holders of record of shares and approximately 27,800 beneficial owners of shares.

High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2014			2013
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$63.53	$54.75	$.77	$67.18	$57.24	$.70
June 30	64.84	58.85	.77	72.99	56.20	.735
September 30	65.29	57.00	.77	65.94	53.01	.735
December 31	71.75	56.53	.77	64.00	56.00	.735

The closing price of our stock on February 13, 2015 was $71.74.

We currently maintain two equity compensation plans: the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) and the 2012 Stock Incentive Plan ("the 2012 Plan"). These plans have been approved by our stockholders. The following table provides information as of December 31, 2014 about our common stock that may be issued upon grants of restricted stock and the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	871,671	$60.43	775,635[1]
1These shares remain available for grant under the 2005 Plan and the 2012 Plan.

The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the previous five years in comparison to the cumulative total return on the MSCI US REIT Index and the Standard & Poor’s 500 Stock Index. The MSCI US REIT Index is a free float-adjusted market capitalization weighted index that is comprised of Equity REIT securities. The MSCI US REIT Index includes securities with exposure to core real estate (e.g.residential and retail properties) as well as securities with exposure to other types of real estate (e.g.casinos, theaters).

	2009	2010	2011	2012	2013	2014
NHI	$100.00	$129.22	$162.68	$181.38	$188.71	$244.01
MSCI	$100.00	$128.48	$168.12	$164.46	$168.52	$219.71
S&P 500	$100.00	$115.06	$134.38	$136.29	$180.44	$205.14

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our financial information for the five years ended December 31, 2014. This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. Prior period financial information has been reclassified for presentation of operations discontinued in 2013 as described in the notes to the consolidated financial statements. These reclassifications had no impact on previously reported net income.

(in thousands, except share and per share amounts)
	Years Ended December 31,
STATEMENT OF INCOME DATA:	2014	2013	2012	2011	2010
Revenues	$177,509	$117,828	$93,317	$83,739	$79,423

Income from continuing operations	103,052	79,498	72,834	69,817	58,729
Discontinued operations:
Income from operations - discontinued	—	5,426	6,098	7,967	8,688
Gain on sales of real estate	—	22,258	11,966	3,348	2,004
Net income	103,052	107,182	90,898	81,132	69,421
Net income attributable to noncontrolling interest	(1,443)	(999)	(167)	—	—
Net income attributable to common stockholders	$101,609	$106,183	$90,731	$81,132	$69,421

PER SHARE DATA:
Basic earnings per common share:
Income from continuing operations	$3.04	$2.77	$2.61	$2.52	$2.12
Discontinued operations	—	.97	.65	.41	.39
Net income attributable to common stockholders	$3.04	$3.74	$3.26	$2.93	$2.51

Diluted earnings per common share:
Income from continuing operations	$3.04	$2.77	$2.61	$2.51	$2.12
Discontinued operations	—	.97	.65	.41	.38
Net income attributable to common stockholders	$3.04	$3.74	$3.26	$2.92	$2.50

OTHER DATA:
Common shares outstanding, end of year	37,485,902	33,051,176	27,857,217	27,751,208	27,689,392
Weighted average common shares:
Basic	33,375,966	28,362,398	27,811,813	27,719,096	27,664,482
Diluted	33,416,014	28,397,702	27,838,720	27,792,592	27,732,959

Regular dividends declared per common share	$3.08	$2.90	$2.64	$2.495	$2.36
Special dividends declared per common share	$—	$—	$.22	$.22	$—

BALANCE SHEET DATA: (at year end)
Mortgages and other notes receivable, net	$63,630	$60,639	$84,250	$78,672	$75,465
Real estate properties, net	$1,776,549	$1,247,740	$535,390	$394,795	$327,654
Preferred stock and marketable securities	$53,635	$50,782	$51,016	$49,496	$60,608
Assets held for sale, net	$—	$—	$1,611	$29,381	$36,853
Total assets	$1,982,960	$1,455,820	$705,981	$579,563	$509,341
Debt	$862,726	$617,080	$203,250	$97,300	$37,765
Total equity	$1,049,933	$777,160	$468,047	$443,485	$442,500

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

Executive Overview

National Health Investors, Inc., is a self-managed real estate investment trust ("REIT") specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of real estate investments in independent, assisted and memory care communities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include mortgages and notes, the preferred stock and marketable securities of other REITs, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through this RIDEA joint venture, we invest in facility operations managed by independent third-parties. We fund our real estate investments primarily through: (1) cash flow, (2) debt offerings, including bank lines of credit and ordinary term debt, and (3) the sale of equity securities.

Portfolio

At December 31, 2014, our continuing operations consisted of investments in real estate and mortgage and other notes receivable involving 183 facilities located in 31 states. These investments involve 106 senior housing communities, 71 skilled nursing facilities, 4 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $900,000) consisted of properties with an original cost of approximately $1,987,949,000, rented under triple-net leases to 24 lessees, and $63,630,000 aggregate carrying value of mortgage and other notes receivable due from 15 borrowers.

We classify all of the properties in our portfolio as either senior housing or medical properties. We further classify our senior housing communities as either need-driven (assisted and memory care communities and senior living campuses) or discretionary (independent living and entrance-fee communities.) Medical properties within our portfolio include skilled nursing facilities, medical office buildings and specialty hospitals.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of December 31, 2014 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%
Need-Driven Senior Housing
Assisted Living	62	3,144		$38,939	22.5%
Senior Living Campus	6	881		7,068	4.1%
Total Need-Driven Senior Housing	68	4,025		46,007	26.5%
Discretionary Senior Housing
Entrance-Fee Communities	7	1,587		1,505	0.9%
Independent Living	28	3,114		45,120	26.0%
Total Discretionary Senior Housing	35	4,701		46,625	26.9%
Total Senior Housing	103	8,726		92,632	53.5%
Medical Facilities
Skilled Nursing Facilities	64	8,370		65,095	37.6%
Hospitals	3	181		7,566	4.4%
Medical Office Buildings	2	88,517	*	986	0.6%
Total Medical Facilities	69			73,647	42.5%
Total Real Estate Properties	172			$166,279	96.0%

Mortgage and Other Notes Receivable
Need-Driven Senior Housing	3	310		$1,022	0.6%
Medical Facilities	8	664		2,589	1.5%
Other Notes Receivable	—	—		3,402	2.0%
Total Mortgage and Other Notes Receivable	11			7,013	4.0%
Total Portfolio	183			$173,292	100.0%

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%
Real Estate Properties	172			$166,279	96.0%
Mortgage and Other Notes Receivable	11			7,013	4.0%
Total Portfolio	183			$173,292	100.0%

Summary of Facilities by Type
Need-Driven Senior Housing
Assisted Living	65	3,454		$39,962	23.0%
Senior Living Campus	6	881		7,068	4.1%
Total Need-Driven Senior Housing	71	4,335		47,030	27.1%
Discretionary Senior Housing
Entrance-Fee Communities	7	1,587		1,505	0.9%
Independent Living	28	3,114		45,120	26.0%
Total Discretionary Senior Housing	35	4,701		46,625	26.9%
Total Senior Housing	106	9,036		93,655	54.0%
Medical Facilities
Skilled Nursing Facilities	71	8,964		66,480	38.4%
Hospitals	4	251		8,769	5.0%
Medical Office Buildings	2	88,517	*	986	0.6%
Total Medical	77			76,235	44.0%
Other	—			3,402	2.0%
Total Portfolio	183			$173,292	100.0%

Portfolio by Operator Type
Public	53			$45,696	26.4%
National Chain (Privately-Owned)	29			49,545	28.5%
Regional	91			69,455	40.1%
Small	10			8,596	5.0%
Total Portfolio	183			$173,292	100.0%

For the year ended December 31, 2014, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Brookdale Senior Living; Fundamental; Health Services Management; Holiday Retirement; Legend Healthcare; and National HealthCare Corp.

As of December 31, 2014, our average effective annualized rental income was $7,870 per bed for SNFs, $13,057 per unit for ALFs, $14,489 per unit for ILFs, $24,383 per unit for EFCs, $41,798 per bed for hospitals, and $11 per square foot for MOBs.

We invest a portion of our funds in the preferred and common shares of other publicly held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes. At December 31, 2014, such investments had a carrying value of $53,635,000.

Areas of Focus

We are evaluating and will potentially make additional investments during 2015 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for those partners and for NHI.

Following the recent Federal Reserve policy statement assuring near-zero interest rates for a “considerable time,” we expect debt costs to remain attractive in the near term and, as a result, increased competition for healthcare assets should continue. Within our industry, demand for healthcare real estate has been intensified by the availability of senior unsecured debt at historically low rates. As a result of the availability of debt and equity capital, a multitude of buyers seeking investment opportunities, including unlisted REITs and private equity funds, threaten to result in an oversold market and have led NHI to more value-based investment judgments.

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

For the year ended December 31, 2014, approximately 37% of our revenue from continuing operations has come from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. In 2009, we began to diversify our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources. While we will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, our recent investment focus has been on acquiring need-driven and senior housing assets (including assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities).

As a result of the Holiday investment we made in December 2013, our revenue from skilled nursing facilities, as a percentage of continuing operations revenue, has continued to decline. Our December 2014 acquisition of eight Senior Living communities further broadens the private payor model within our portfolio and reduces our exposure to the Government single-payor model. These acquisitions represent continued diversification across asset types and further exemplify our strategy of focusing on well-established tenants who are recognized leaders in their industries. Considering individual tenant lease revenue as a percentage of total revenue, Bickford Senior Living is our largest assisted living/memory care tenant, an affiliate of Holiday Retirement is our largest independent living tenant, National HealthCare Corporation is our largest skilled nursing tenant and for 2015 Senior Living Communities is expected to be our largest entrance-fee community tenant.

Our shift toward private payor facilities, as well as our recent expansion into the discretionary senior housing market, has resulted in a portfolio that is relatively balanced between medical facilities, need-driven senior housing and discretionary senior housing. The following table illustrates this shift by comparing our total lease revenue for 2013 compared to a full year of lease revenue for leases in place as of December 31, 2014 (in thousands):

	Year Ended December 31,
	2013	%	2014*	%
Medical Facilities	67,314	64%	74,427	36%
Need-Driven Senior Housing	36,386	34%	48,824	24%
Discretionary Senior Housing	2,329	2%	83,815	40%
	106,029	100%	207,066	100%
* This is the lease revenue our portfolio would generate if all lease contracts were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals. Therefore, this amount is used for financial analysis purposes, and is not indicative of actual or expected results.

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

In 2015, we plan to announce our participation in an at-the market ("ATM") equity program whereby we may sell our common shares on as as-needed basis. ATMs are a type of shelf-based offering which provide issuers the ability to sell publicly traded shares at the prevailing market price at the time and amount of their choosing. An ATM program offers an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions at a more favorable cost of capital as compared to larger follow-on offerings. By raising funds through the ATM along with borrowings from our credit facility, we expect to continue to maintain our leverage ratio as one of the lowest in our peer group. We continue to explore other various funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing.

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

Our regular and special dividends for the last three years are as follows:

	2014	2013	2012
Regular	$3.08	$2.90	$2.64
Special	$—	$—	$0.22	[1]
	$3.08	$2.90	$2.86

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

We calculate our fixed charge coverage ratio as approximately 6.8x for the year ended December 31, 2014 (see page 50 for a discussion of Adjusted EBITDA and a reconciliation to our net income). On an annualized basis, our consolidated debt-to-Adjusted EBITDA ratio is 4.1x.

According to a 2011 estimate by the U.S. Department of Health and Human Services, the number of Americans 65 and older is expected to grow 36% between 2010 and 2020, compared to a 9% growth rate for the general population. An increase in this age demographic is expected to increase demand for senior housing properties of all types in the coming decades. There is increasing demand for private-pay senior housing properties in countries outside the U.S., as well. We therefore consider real estate and note investments with U.S. entities who seek to expand their senior housing operations into countries where local-market demand is sufficiently demonstrated.

Strong demographic trends provide the context for continued growth in 2015 and the years ahead. We plan to fund any new real estate and mortgage investments during 2015 using our liquid assets and debt financing. Should the weight of additional debt as a result of new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through an ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced tenants and borrowers who we make our priority. These continue to be the key drivers of our business plan.

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

The long-term health care industry has experienced significant professional liability claims which has resulted in an increase in the cost of insurance to cover potential claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments affecting our lessees and borrowers. In prior years, we have determined that impairment of certain of our investments had occurred as a result of these events.

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

REIT Qualification

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to so qualify at all times. Effective October 1, 2012, we began to record income tax expense or benefit with respect to our subsidiary which will be taxed as a Taxable REIT Subsidiary ("TRS") under provisions similar to those applicable to regular corporations. Aside from such income taxes that may be applicable to the taxable income in our TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of joint ventures in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick-out rights have been granted to the noncontrolling interests. In addition, we consolidate a legal entity deemed to be a variable interest entity ("VIE") when we determine that we are the VIE's primary beneficiary. All material inter-company transactions and balances have been eliminated in consolidation.

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

Significant Operators

We have three operators, NHC, Bickford and Holiday, from whom we individually derive at least 10% of our income from operations. Beginning in December 2014, a fourth major operator, Senior Living Communities, LLC (“Senior Living”), leased eight retirement communities from us which contractually obligates Senior Living in 2015 to make lease payments which will be recorded as revenues that aggregate to more than 22% of our total revenues for 2014.

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

Of our total revenue from continuing operations, $43,817,000 (25%) was recorded as rental income from Holiday for the year ended December 31, 2014.

NHC

As of December 31, 2014, we leased 42 health care facilities under two master leases to NHC, a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms an amended Master Lease Agreement dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a Master Lease Agreement dated August 30, 2013 ("the 2013 lease"), discussed below, which includes seven skilled nursing facilities acquired from ElderTrust on August 31, 2013.

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

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current year	$2,292	$2,275	$1,530
Prior year final certification[1]	15	746	997
Total percentage rent	$2,307	$3,021	$2,527
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue from continuing operations, $36,446,000 (21%), $34,756,000 (29%) and $33,056,000 (35%) in 2014, 2013 and 2012, respectively, were derived from NHC.

Bickford

As of December 31, 2014, we owned an 85% equity interest and an affiliate of Bickford, Sycamore Street, LLC ("Sycamore"), owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 31 assisted living/memory care facilities. The facilities are leased to an operating company, ("OpCo"), in which we retain a non-controlling 85% ownership interest. Our joint venture is structured to comply with the provisions of RIDEA.

On October 31, 2014, our subsidiary, PropCo, acquired a 101-unit assisted living facility located in Middletown, Ohio for $16,488,000, including $65,000 in transaction costs and assumption of secured debt at an interest rate of 2.9% with an outstanding principal balance of $9,535,000 and an estimated fair value of $7,858,000. The facility was leased to OpCo under an existing master lease and provides for fixed annual escalators. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

The current annual contractual rent from OpCo to PropCo is $22,595,000, plus fixed annual escalators. During the quarter ended December 31, 2014, PropCo completed major construction and received a certificate of occupancy on an assisted living facility which had been under development. Under the terms of the current development lease agreement, NHI continues to receive rent of 9% on the total amount of development costs, including land, which totaled $7,811,000 at December 31, 2014.

OpCo is continuing the lease-up of 3 facilities, 2 of which opened in the fourth quarter of 2013. Once the facilities stabilize, an annual rental amount will be determined between the parties. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions.

On February 5, 2015, we announced a new development program pursuant to which our RIDEA joint venture with Bickford will develop five senior housing communities in Illinois and Virginia. Construction is slated to start in early 2015 with openings planned for 2016. The total estimated project cost is $55,000,000. Each community will consist of 60 private-pay assisted living and memory care units managed by Bickford Senior Living.

Of our total revenue from continuing operations, $21,421,000 (12%), $14,586,000 (12%) and $5,164,000 (6%) were recorded as rental income from Bickford for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, the carrying value of our investment in the operating company, OpCo, was $9,424,000. The excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole.

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

The results of operations for OpCo include the impact of startup operations for the newly constructed facilities currently in lease-up which are expected to show net losses until fully stabilized.

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues	$65,704	$42,636	$6,335

Operating expenses, including management fees	43,389	27,419	4,329
Lease expenses	21,859	14,579	1,937
Depreciation and amortization	539	256	16
Net Income (Loss)	$(83)	$382	$53

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

In July 2013, we extended a $9,200,000 loan to Sycamore to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a two-year maturity plus a one-year extension option with 12% annual interest. As a result of this transaction and existing agreements governing the nature of our relationship with Bickford, PropCo has acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan. We are monitoring the performance of this portfolio which currently has an NOI that would presume a capitalization rate on PropCo's purchase option price in excess of 7.5%, and trending upward. The loan and the purchase option constitute variable interests of NHI in Sycamore, which is a VIE. However, because NHI is not its primary beneficiary, Sycamore is not subject to consolidation.

Senior Living Communities

On December 17, 2014, we acquired a portfolio of eight retirement communities (the “Senior Living Portfolio”) with a total of 1,671 units from Health Care REIT, Inc. and certain of its affiliates for a cash purchase price of $476,000,000. The Senior Living Portfolio includes 7 entrance-fee communities and 1 senior living campus.

Because the Senior Living portfolio was previously leased by Health Care REIT, Inc., we accounted for acquisition of the 100% interest in the Senior Living Portfolio using the acquisition method as prescribed by FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. As part of this transaction, we recognized all identifiable tangible assets at fair value on the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $32,410,000 of the purchase price to fair value of the land, $443,590,000 to the fair value of building and improvements and expensed $89,000 in transaction costs at closing.

We have leased the Senior Living Portfolio under a triple-net master lease with an affiliate of Senior Living which will continue to manage the facilities. The 15-year master lease contains two 5-year renewal options and provides for year one cash rent of $31,000,000, subject to annual escalators of 4% in years two through four and 3% thereafter.

In connection with the Senior Living acquisition, we provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease. Borrowings will be used primarily to finance construction projects within the Senior Living Portfolio, including building additional units. Amounts outstanding under the facility, $2,816,000 at December 31, 2014, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.17% at December 31, 2014, plus 6%.

Investment Highlights

Since January 1, 2014, we have made or announced the following real estate and note investments ($ in thousands):

	Properties	Asset Class	Amount
Lease Investments
Senior Living Communities	8	SHO	$476,000
Bickford Senior Living	6	SHO	71,488
Prestige Senior Living	4	3 SNF & 1 SHO	45,115
Chancellor Health Care	2	SHO	17,150
Senior Living Management	1	SHO	700
Note Investments
Life Care Services	1	SHO	154,500
Senior Living Communities	N/A	N/A	15,000
Sycamore	N/A	N/A	500
			$780,453

Prestige

In March 2014 we completed a $40,115,000 purchase of 3 skilled nursing facilities in Oregon totaling 196 beds and a 105-unit assisted living facility in Idaho from Prestige Senior Living ("Prestige"). We have a commitment to fund contingent earn-out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. Because the facilities were owner-occupied, we accounted for the acquisition as an asset purchase. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have, accordingly, reflected that amount in the Consolidated Balance Sheet. Contingent payments earned will be an addition to the lease base when funded.

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

Life Care Services

On February 10, 2015, we finalized our agreement to lend Life Care Services, through its LCS-Westminster Partnership III LLP (“LCS-WP”) up to $154,500,000. The loans convey a mortgage interest and serve to facilitate the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Entrance-Fee Community in the Seattle area.

The loans take the form of two notes under a master credit agreement. The senior loan (“Note A”) will total $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We funded $33,100,000 of Note A at closing. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The loan will be freely prepayable during the last 6 months of its term. The second note ("Note B") is a construction loan for up to $94,500,000 at an interest rate of 8% and a five year maturity. We anticipate funding Note B over twenty months and will be repaid with entrance fees once Phase II opens.

NHI has a purchase option on the property for the greater of fair market value or $115,000,000. A purchase option window of fifteen months contingently opens in year five or upon earlier stabilization, as defined in our agreement. The purchase option constitutes a variable interest in Phase II of the Timber Ridge project, creating an interest in specified assets of LCS-WP but not in LCS-WP as a whole. Since LCS-WP is not a VIE, the specified Timber Ridge assets are not be subject to the consolidation guidance governing VIEs.

Other Lease Activity

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the year ended ended December 31, 2014, we had 1 expiring lease which was renewed with the existing tenant on substantially similar lease terms.

In September 2014 we entered into an agreement with our current tenant, Senior Living Management, to fund up to $700,000 in renovations to our Greensboro, Georgia assisted living facility. When the renovations are complete, the total amount will be added to the lease base. As of December 31, 2014, $13,000 had been funded.

In May 2014 in exchange for a nineteen-month extension to September 2026, we have agreed to a rent adjustment on our White Pine Senior Living lease beginning in January 2015 which will result in decreased cash rent of approximately $33,000 per month over the original lease term ending February 2025.

In February 2015, we transitioned the lease of four assisted living facilities in Louisiana to our tenant, Senior Living Management. The termination of the prior lease resulted in a write-off for accounting purposes during 2014 of $932,000 in straight-line rent receivable. The scheduled lease payments are the same as in the former lease. The current lease has an initial term of 15 years plus fixed annual escalators after the first year. In addition, we agreed to fund up to $280,000 in renovations and improvements which will be added to the lease basis used to determine monthly rent.

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

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators' liquidity and financial condition. The Centers for Medicare & Medicaid Services ("CMS") released a final rule that provides a 2% increase in their Medicare reimbursement for fiscal 2015 beginning on October 1, 2014. We expect that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2014	2013	$	%
Revenues:
Rental income
ILFs leased to an affiliate of Holiday Retirement	$31,915	$787	$31,128	NM
ALFs leased to RIDEA joint venture with Bickford	20,946	14,219	6,727	47.3%
3 SNFs and 1 ALF leased to Prestige Senior Living	2,544	—	2,544	NM
SNFs newly leased to NHC (7 ElderTrust facilities)	3,450	350	3,100	NM
SNFs leased to Fundamental Long Term Care	5,519	3,494	2,025	58.0%
ALFs leased to Chancellor Health Care	2,489	1,207	1,282	106.2%
7 EFCs and 1 SLC leased to Senior Living Communities	1,206	—	1,206	NM
ALFs leased to Brookdale Senior Living	4,912	4,215	697	16.5%
ALF leased to Discovery Senior Living	942	249	693	NM
Other new and existing leases	75,892	75,037	855	1.1%
	149,815	99,558	50,257	50.5%
Straight-line rent adjustments, new and existing leases	16,464	6,471	9,993	154.4%
Total Rental Income	166,279	106,029	60,250	56.8%
Interest income from mortgage and other notes
Sycamore Street (Bickford affiliate)	1,137	531	606	NM
ElderTrust	—	644	(644)	(100.0)%
SeniorTrust	—	475	(475)	(100.0)%
Other new and existing mortgages	5,876	5,983	(107)	(1.8)%
Total Interest Income from Mortgage and Other Notes	7,013	7,633	(620)	(8.1)%
Investment income and other	4,217	4,166	51	1.2%
Total Revenue	177,509	117,828	59,681	50.7%
Expenses:
Depreciation
ILFs leased to an affiliate of Holiday Retirement	12,915	—	12,915	NM
ALFs leased to RIDEA joint venture with Bickford	6,680	4,229	2,451	58.0%
3 SNFs and 1 ALF leased to Prestige Senior Living	892	—	892	NM
SNFs newly leased to NHC (7 ElderTrust facilities)	896	299	597	199.7%
ALFs leased to Chancellor Health Care	739	342	397	116.1%
Other new and existing assets	15,956	15,231	725	4.8%
Total Depreciation	38,078	20,101	17,977	89.4%
Interest expense and amortization of debt issuance costs	25,882	9,191	16,691	NM
Unamortized debt premium recognized in income	(1,655)	—	(1,655)	NM
Debt issuance costs expensed due to credit facility modifications	2,145	416	1,729	NM
Legal	209	784	(575)	(73.3)%
Loan and realty (recoveries) losses, net	—	1,976	(1,976)	NM
Other expenses	9,727	9,492	235	2.5%
	74,386	41,960	32,426	77.3%
Income before equity-method investee, discontinued operations and noncontrolling interest	103,123	75,868	27,255	35.9%
Income (loss) from equity-method investee	(71)	324	(395)	NM
Investment and other gains	—	3,306	(3,306)	NM
Income from continuing operations	103,052	79,498	23,554	NM
Income from discontinued operations	—	5,426	(5,426)	NM
Gain on sale of real estate	—	22,258	(22,258)	NM
Net income	103,052	107,182	(4,130)	(3.9)%
Net income attributable to noncontrolling interest	(1,443)	(999)	(444)	NM
Net income attributable to common stockholders	$101,609	$106,183	$(4,574)	(4.3)%

NM - not meaningful

Financial highlights of the year ended December 31, 2014, compared to 2013 were as follows:

•
Rental income increased $60,250,000 primarily as a result of new real estate investments. During 2013 we completed $748,939,000 of new real estate investments. During 2014 we completed $555,453,000 of new real estate investments. The increase in rental income included a $9,993,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $620,000 primarily due to the settlement of outstanding notes receivable balances from ElderTrust and SeniorTrust, partially offset by interest income on a note receivable from Sycamore which began in July 2013. Unless we continue to make new investments in loans, our interest income will continue to decrease due to the normal amortization and scheduled maturities of our loans.

•	Depreciation expense recognized in continuing operations increased $17,977,000 compared to the prior year primarily due to new real estate investments completed during 2013 and 2014.

•
Interest expense relates to borrowings on our credit facility, the convertible senior notes issued in March 2014 and debt assumed in the acquisition of real estate. The $16,691,000 increase in interest expense and amortization of debt issuance costs resulted from (a) the issuance of 3.25% coupon convertible debt of $200,000,000 to reduce lower interest borrowings on our revolving credit facility, and (b) expanded borrowings used to fund new real estate investments in 2014. We expect to partially fund additional healthcare real estate investments in 2015 with borrowings from our bank credit facility. During the first quarter of 2014, we made modifications to our credit facility and as a result have written off $2,145,000 of previously unamortized debt issuance costs. Upfront fees and other debt-related costs are amortized over the term of the credit facility. On December 31, 2014, we repaid two Fannie Mae mortgage loans and, as a result, recognized the remaining unamortized debt premium balance of $1,655,000.

•	Legal expenses were $575,000 lower in 2014 when compared to 2013 primarily as a result of litigation which reached final settlement in April 2013.

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

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2013	2012	$	%
Revenues:
Rental income
ALFs leased to RIDEA joint venture with Bickford	$14,219	$4,646	9,573	NM
SNFs leased to Fundamental Long Term Care	3,494	1,777	1,717	96.6%
Hospital leased to Polaris	2,140	528	1,612	NM
ALF leased to Landmark Senior Living	1,579	35	1,544	NM
SLC leased to Santé Partners	2,114	744	1,370	NM
ALFs leased to Chancellor Health Care	1,207	276	931	NM
SNFs leased to NHC	33,974	33,056	918	2.8%
SNFs leased to Legend Healthcare	11,918	11,099	819	7.4%
Other new and existing leases	28,913	25,539	3,374	13.2%
	99,558	77,700	21,858	28.1%
Straight-line rent adjustments, new and existing leases	6,471	3,782	2,689	71.1%
Total Rental Income	106,029	81,482	24,547	30.1%
Interest income from mortgage and other notes
Capital Funding Group	2,062	626	1,436	NM
Sycamore (Bickford affiliate)	531	8	523	NM
ElderTrust	644	1,068	(424)	(39.7)%
SeniorTrust	475	999	(524)	(52.5)%
Bell Oden	—	853	(853)	NM
Other new and existing mortgages	3,921	3,872	49	1.3%
Total Interest Income from Mortgage and Other Notes	7,633	7,426	207	2.8%
Investment income and other	4,166	4,409	(243)	(5.5)%
Total Revenue	117,828	93,317	24,511	26.3%
Expenses:
Depreciation
ALFs leased to RIDEA joint venture with Bickford	4,229	1,344	2,885	NM
ALF leased to Landmark Senior Living	581	—	581	NM
SLC leased to Santé Partners	679	226	453	NM
Hospital leased to Polaris	440	108	332	NM
Other new and existing assets	14,172	13,094	1,078	8.2%
Total Depreciation	20,101	14,772	5,329	36.1%
Interest expense and amortization of loan costs	9,229	3,492	5,737	NM
General and administrative	9,254	7,799	1,455	18.7%
Loan and realty (recoveries) losses, net	1,976	(2,195)	4,171	NM
Other expenses	1,400	1,537	(137)	(8.9)%
	41,960	25,405	16,555	65.2%
Income before equity-method investment, discontinued operations and noncontrolling interest	75,868	67,912	7,956	11.7%
Income from equity-method investment	324	45	279	NM
Investment and other gains	3,306	4,877	(1,571)	(32.2)%
Income from continuing operations	79,498	72,834	6,664	9.1%
Income from discontinued operations	5,426	6,098	(672)	(11.0)%
Gain on sale of real estate	22,258	11,966	10,292	NM
Net income	107,182	90,898	16,284	17.9%
Net income attributable to noncontrolling interest	(999)	(167)	(832)	NM
Net income attributable to common stockholders	$106,183	$90,731	$15,452	17.0%

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

•
Interest income from mortgage and other notes increased by $207,000 due to our loans with Capital Funding Group and Sycamore but most of the increase was offset by (1) the settlement of outstanding notes receivable balances from not-for-profit borrowers, ElderTrust and SeniorTrust totaling $28,741,000, and (2) the payoff of a mortgage receivable of $3,293,000 secured by a facility in Georgia which resulted in a recovery of a previous writedown of $2,061,000.

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

•
Loan and realty losses include an impairment of $4,037,000 recorded in March 2013 related to our estimate of the underlying value of the collateral for the SeniorTrust note. In September 2013 we received $3,293,000 as full payment of a mortgage note and recorded a recovery of a previous writedown of $2,061,000. The 2012 recovery represents the net of an initial impairment of $2,300,000 recorded against our SeniorTrust note receivable collected in 2013 and the recovery of $4,495,000 on a note secured by three SNFs in Georgia.

•
In 2013, investment and other gains included the write-off of a $3,256,000 contingent purchase liability that was not required to be paid. Also in 2013 we recognized a gain of $19,370,000 on our sale of six skilled nursing facilities to our tenant, NHC, and a gain of $2,888,000 on two other dispositions discussed in Note 11 to the consolidated financial statements. In 2012 gains related primarily to a recovery on a previously written-off mortgage note receivable.

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

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2014	12/31/2013	$	%	12/31/12	$	%
Cash and cash equivalents at beginning of period	$11,312	$9,172	$2,140	23.3%	15,886	$(6,714)	(42.3)%
Net cash provided by operating activities	126,143	104,193	21,950	21.1%	86,266	17,927	20.8%
Net cash used in investing activities	(540,316)	(625,824)	85,508	(13.7)%	(99,810)	(526,014)	NM
Net cash provided by financing activities	406,148	523,771	(117,623)	NM	6,830	516,941	NM
Cash and cash equivalents at end of period	$3,287	$11,312	$(8,025)	(70.9)%	9,172	$2,140	23.3%

Operating Activities – Net cash provided by operating activities for the year ended December 31, 2014 increased primarily as a result of the collection of lease payments on new real estate investments completed during 2013 and 2014.

Investing Activities – Net cash flows used in investing activities for the year ended December 31, 2014 decreased slightly compared to 2013 primarily due to a slight decrease in real estate investment activity completed during 2014.

Financing Activities – Net cash flows provided by financing activities for the year ended December 31, 2014 decreased slightly compared to 2013 primarily due to a slight decrease in our capital needs resulting from slightly lower real estate investment activity during 2014, partially offset by $100,650,000 in dividends paid to stockholders.

Liquidity

At December 31, 2014, $94,790,000 was available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. As of January 15, 2015, with the placement of $225,000,000 in senior unsecured notes and the use of the proceeds to free availability on our revolving credit facility, further discussed below, we had approximately $320,000,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock whose per share price ranged between $37 and $44 during the quarter ended December 31, 2014. Cash collected from our loans and leases is used to pay debt service, the expenses of operating the REIT, our dividends to stockholders and to make new real estate investments.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because the conversion price was in excess of the average stock price for the year, the impact of the conversion option was anti-dilutive to the year-end earnings per share calculation and as such had no effect on our earnings per share. As of February 13, 2015 our stock price closed at $71.74. If current prices increase above the initial $71.81 conversion price, some dilution will be attributable to the conversion feature going forward.

As discussed in Note 7 to the consolidated financial statements, accounting rules require that we split the Notes into a debt component and an equity component. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance and was estimated to be approximately $192,238,000. The $7,762,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as an equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method, with 3.9% as the effective interest rate, over the term of the Notes.

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

At December 31, 2014, we had $76,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements. We continually assess the impact of any new investments and the underlying capital requirements on these limits. In the future, our resource allocation decisions may be driven in part by the need to maintain compliance with these creditor-imposed limits.

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

In October 2014 we assumed a HUD mortgage loan with an outstanding principal balance of $9,535,000 and an estimated fair value of $7,858,000. The HUD mortgage requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047.

The aggregate outstanding balance of our HUD mortgage loans as of December 31, 2014 was $47,352,000.

On December 5, 2014 we completed a public offering of 4,427,500 shares of common stock at a price to the public of $63.80 per share. The net proceeds from the offering were approximately $270,798,000, after deducting underwriting discounts and commissions and other offering expenses. We used the net proceeds from the offering to fund a portion of the acquisition of the Senior Living Communities portfolio in December 2014.

As part of the Care acquisition in 2013, we assumed Fannie Mae mortgage loans bearing interest at a blended rate of 6.89% and set to mature on July 1, 2015, with interest maintenance penalties expiring on December 31, 2014. We repaid those loans in the amount of $77,267,000 on December 31, 2014 without penalty using funds from our revolving credit facility.

On January 15, 2015 we issued $125,000,000 of 8-year notes with a coupon of 3.99% and $100,000,000 of 12-year notes with a coupon of 4.51% to a leading provider of private placement fixed rate debt. The notes are unsecured and require quarterly payments of interest only until maturity. We used the proceeds from the notes to pay down borrowings on our revolving credit facility.

As described earlier, in 2015 we plan to announce our participation in an at-the-market (“ATM”) equity program whereby we may sell our common shares on an as-needed basis. We continue to explore other various funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on three of our term loans as of December 31, 2014 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(98)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(1,814)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(3,281)

We periodically refinance the borrowings on our revolving credit facility into longer-term debt instruments. We consider secured debt from U.S. Govt. agencies, including HUD, private placements of unsecured debt, and public offerings of debt and equity. We anticipate that our historically low cost of debt capital will rise in the near to mid-term, as the federal government inevitably transitions away from quantitative easing. Because of consensus expectations of resultant rising interest rates, refinancing the borrowings on our revolving credit facility continues to be a high priority.

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2014 and thereafter. We declared total dividends (regular and special) of $3.08 per common share in 2014, $2.90 per common share in 2013, and $2.86 per common share in 2012. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). The 2012 dividends declared included a special dividend of $.22 per common share due to a recovery of a previous writedown at the end of December 2012. We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For additional information on our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contingent Liabilities, below. Our equity method investment in OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. We have no material obligation arising from our investment in OpCo, and we believe our maximum exposure to loss at December 31, 2014, due to this involvement, would be limited to our equity interest.

Contractual Obligations and Contingent Liabilities

As of December 31, 2014, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,030,721	$25,140	$75,391	$657,553	$272,637
Real estate purchase liabilities	3,000	3,000	—	—	—
Construction commitments	7,407	7,407	—	—	—
Loan commitments	12,184	12,184	—	—	—
	$1,053,312	$47,731	$75,391	$657,553	$272,637
1 Interest is calculated based on the interest rate at December 31, 2014 through maturity of the 7-year term loans, the revolving credit facility, and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of December 31, 2014. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

The following table summarizes information as of December 31, 2014 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Senior Living Communities	SHO	Revolving Credit	$15,000,000	$(2,816,000)	$12,184,000
Capital Funding Group	Mezz. Note	Revolving Credit	$15,000,000	$(15,000,000)	$—
Bickford Senior Living	SHO	Construction	$9,000,000	$(7,811,000)	$1,189,000
Chancellor Health Care	SHO	Construction	$8,000,000	$(4,584,000)	$3,416,000
Kentucky River Medical Center	Hospital	Renovation	$8,000,000	$(7,583,000)	$417,000
Santé Partners	SHO	Renovation	$3,500,000	$(2,621,000)	$879,000
Prestige Senior Living	SHO	Renovation	$2,000,000	$(1,555,000)	$445,000
Holiday Retirement	SHO	Renovation	$1,500,000	$(1,126,000)	$374,000
Senior Living Management	SHO	Renovation	$700,000	$(13,000)	$687,000
Sycamore Street (Bickford affiliate)	SHO	Revolving Credit	$500,000	$(500,000)	$—

Contingencies:
Prestige Senior Living	SHO	Lease Inducement	$6,390,000	$—	$6,390,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	$3,550,000	$—	$3,550,000
Discovery Senior Living	SHO	Lease Inducement	$2,500,000	$—	$2,500,000
Santé Partners	Hospital	Loan	$2,000,000	$—	$2,000,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000

Bickford

During the quarter ended December 31, 2014, our consolidated subsidiary, PropCo, completed major construction and received certificates of occupancy on one assisted living facility which had been under development. In February 2014 we provided a $2,785,000 letter of credit for the benefit of our joint venture partner, Sycamore, which holds a minority interest in PropCo. In December 2014 we increased the amount of the letter of credit to $3,550,000.

In June 2014 we entered into a $500,000 revolving loan with our joint venture partner, Sycamore, to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. At December 31, 2014 the revolving loan was fully drawn.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. We began construction in 2014 and had funded $4,231,000 as of December 31, 2014. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. We also committed to provide up to $500,000 for renovations and improvements related to our recent acquisition of a 63-unit senior housing community in Baltimore, Maryland which we have leased to Chancellor Health Care. We began renovations in 2014 and as of December 31, 2014 had funded $353,000. We receive rent income on funds advanced for both construction projects.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining, and maintaining, a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. As of December 31, 2014, incuring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

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

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000. In December 2014, upon satisfactory achievement of the required operating metrics, we made the full $1,000,000 payment to Helix.

Holiday Retirement

In connection with our December 2013 purchase/leaseback of 25 independent living facilities from Holiday Retirement, we have committed to fund up to $1,500,000 of capital improvements to the acquired facilities. As of December 31, 2014, we had funded $1,126,000 toward this commitment.

Kentucky River

In March 2012, we entered into a construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to continue over two years. Total construction costs incurred as of December 31, 2014 were $7,583,000.

Prestige

We have agreed to fund capital improvements of up to $2,000,000 in connection with two of the facilities we lease to Prestige. The capital improvements will be an addition to our original investment in the properties when funded and will be included in the lease base. As of December 31, 2014, we had funded $1,555,000 of this commitment. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the consolidated financial statements. Contingent payments earned will be included in the lease base when funded.

Santé

We have a $2,000,000 loan commitment to our borrower, Santé Partners, LLC (“Santé”). This additional loan amount becomes available to the borrower when the 70-bed transitional rehabilitation hospital, completed in March 2011, achieves certain operating metrics. NHI also has the option to purchase and lease back the hospital when it achieves a predetermined level of stabilized net operating income.

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of December 31, 2014 had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In connection with our Silverdale, Washington senior living campus, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due after the second lease year and the second payment would be due after the third lease year. At acquisition, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

Senior Living Communities

In connection with the Senior Living acquisition, we are providing a $15,000,000 revolving line of credit, the maturity of which will mirror the term of the master lease. Borrowings will be used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $2,816,000 at December 31, 2014, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.17% at December 31, 2014, plus 6%.

Senior Living Management

In September 2014 we entered into an agreement with our current tenant, Senior Living Management, to fund up to $700,000 for renovations to our Greensboro, Georgia assisted living facility. When the renovations are complete, the total amount will be added to the lease base. As of December 31, 2014, $13,000 of this commitment had been funded.

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2014 increased $0.49 (13%) over the same period in 2013. Our normalized FFO for the year ended December 31, 2014 increased $0.56 (15%) over the same period in 2013, primarily as the result of our new real estate investments in 2013 and 2014. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the year ended December 31, 2014 increased $0.32 (9%) over the same period in 2013 due primarily to the impact of real estate investments completed during 2013 and 2014. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD per diluted common share for the year ended December 31, 2014 increased $0.30 (9%) over the same period in 2013 due primarily to the impact of real estate investments completed during 2013 and 2014. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Years ended December 31,
	2014	2013	2012
Net income attributable to common stockholders	$101,609	$106,183	$90,731
Elimination of certain non-cash items in net income:
Depreciation in continuing operations	38,078	20,101	14,772
Depreciation related to noncontrolling interest	(1,002)	(634)	(87)
Depreciation in discontinued operations	—	557	2,209
Net gain on sales of real estate	—	(22,258)	(11,966)
Funds from operations	$138,685	$103,949	$95,659
Investment gains	—	(3,256)	(4,760)
Debt issuance costs expensed due to credit facility modifications	2,145	416	—
Write-off of unamortized debt premium	(1,655)	—	—
Non-cash write-off of straight-line rent receivable	932	—	963
Write-offs and expenses due to early lease termination	—	—	297
Acquisition costs under business combination accounting	89	208	—
Legal settlement	—	—	365
Loan impairment and recoveries of previous write-downs	—	1,976	(2,195)
Other items, net	—	—	(271)
Normalized FFO	$140,196	$103,293	$90,058
Straight-line lease revenue, net	(16,463)	(6,560)	(3,664)
Non-cash write-off of straight-line rent receivable	(932)	—	(963)
Straight-line lease revenue, net, related to noncontrolling interest	71	55	—
Amortization of original issue discount	798	—	—
Amortization of debt issuance costs	1,782	663	320
Normalized AFFO	$125,452	$97,451	$85,751
Non-cash stock based compensation	2,020	2,339	2,168
Normalized FAD	$127,472	$99,790	$87,919

BASIC
Weighted average common shares outstanding	33,375,966	28,362,398	27,811,813
FFO per common share	$4.16	$3.67	$3.44
Normalized FFO per common share	$4.20	$3.64	$3.24
Normalized AFFO per common share	$3.76	$3.44	$3.08
Normalized FAD per common share	$3.82	$3.52	$3.16

DILUTED
Weighted average common shares outstanding	33,416,014	28,397,702	27,838,720
FFO per common share	$4.15	$3.66	$3.44
Normalized FFO per common share	$4.20	$3.64	$3.23
Normalized AFFO per common share	$3.75	$3.43	$3.08
Normalized FAD per common share	$3.81	$3.51	$3.16

NOTE: FFO per diluted common share for the years ended December 31, 2013 and 2012 differs by $.08 and $.06, respectively, from the amounts previously reported as a result of our revised interpretation of the NAREIT definition of FFO. Normalized FFO per diluted common share for the years ended December 31, 2013 and 2012 differs by $.09 and $.05, respectively, from the amounts previously reported in our periodic filings as a result of our revised interpretation of the NAREIT definition of FFO. Normalized AFFO per diluted common share for the years ended December 31, 2013 and 2012 differ by $.10 and $.07, respectively, from the amounts previously reported as a result of our revised interpretation of the NAREIT definition of FFO. Normalized FAD per diluted common share for the years ended December 31, 2013 and 2012 differs by $.02 and $.01, respectively, from the amounts previously reported as a result of changes we made to our definition of FAD. See our Form 8-K dated May 5, 2014 which describes these revisions.

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	December 31,
	2014	2013	2012
Net income	$103,052	$107,182	$90,898
Interest expense at contractual rates	23,878	8,944	3,380
Franchise, excise and other taxes	620	616	771
Depreciation in continuing and discontinued operations	38,078	20,658	16,981
Amortization of debt issuance costs and bond discount	2,580	247	320
Net gain on sales of real estate	—	(22,258)	(11,966)
Investment gains	—	(3,256)	(4,760)
Debt issuance costs expensed due to credit facility modifications	2,145	416	—
Write-off of unamortized debt premium	(1,655)	—	—
Non-cash write-off of straight-line rent receivable	932	—	963
Write-offs and expenses due to early lease termination	—	—	297
Acquisition costs under business combination accounting	89	208	—
Legal settlement	—	—	365
Loan impairment and recoveries of previous write-downs	—	1,976	(2,195)
Other items, net	—	—	(271)
Adjusted EBITDA	$169,719	$114,733	$94,783

The table above does not include the full year impact of our eight retirement communities we recently acquired from Senior Living Communities. If we were to reflect the full year impact of our Senior Living Portfolio, adjusted EBITDA would have been $209,039,000. Our consolidated debt-to-Adjusted EBITDA ratio of 4.1x discussed on page 30 is based on this adjusted EBITDA figure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2014, we were exposed to market risks related to fluctuations in interest rates on approximately $374,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($76,000,000 at December 31, 2014) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2014, net interest expense would increase or decrease annually by approximately $1,870,000 or $.05 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	December 31, 2014			December 31, 2013
	Balance[1]	% of total	Rate[4]	Balance[1]	% of total	Rate[4]
Fixed rate:
Convertible senior notes	$200,000	23.0%	3.25%	—	—	—
Unsecured term loans[2]	250,000	28.7%	3.79%	120,000	19.5%	3.67%
HUD mortgage loans[3]	47,352	5.4%	4.04%	—	—	—
Secured mortgage loan	—	—	—	71,090	11.6%	6.85%
Secured mortgage loan	—	—	—	7,234	1.2%	7.20%
Variable rate:
Unsecured term loan	—	—	—	250,000	40.6%	1.97%
Unsecured revolving credit facility	374,000	42.9%	1.66%	167,000	27.1%	1.87%
	$871,352	100.0%	2.77%	$615,324	100.0%	2.90%

[1] Differs from carrying amount due to unamortized discount.
[2] Includes three term loans in 2014 and two term loans in 2013; rate is a weighted average
[3] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[4] Total is weighted average rate

The unsecured term loans in the table above give effect to $40,000,000, $80,000,000, and $130,000,000 notional amount interest rate swaps with maturities of April 2019, June 2020 and June 2020, respectively, that effectively convert variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently 175 basis points, based on our Consolidated Coverage Ratio, as defined.

To highlight the sensitivity of our fixed-rate loans to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of December 31, 2014 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Convertible senior notes	$200,000	$203,812	$209,738	$198,066
HUD mortgage loans	47,352	50,338	55,789	48,587

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2014, the fair value of our mortgage loans receivable, discounted for estimated changes in the risk-free rate, was approximately $72,435,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $1,135,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $1,189,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $15,503,000 at December 31, 2014, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,550,000 change in the fair value of our investments in marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 17, 2015

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets:	2014	2013
Real estate properties:
Land	$127,566	$91,770
Buildings and improvements	1,854,855	1,320,567
Construction in progress	6,428	9,665
	1,988,849	1,422,002
Less accumulated depreciation	(212,300)	(174,262)
Real estate properties, net	1,776,549	1,247,740
Mortgage and other notes receivable, net	63,630	60,639
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	3,287	11,312
Marketable securities	15,503	12,650
Straight-line rent receivable	35,154	18,691
Equity-method investment and other assets	50,705	66,656
Total Assets	$1,982,960	$1,455,820

Liabilities and Equity:
Debt	$862,726	$617,080
Real estate purchase liabilities	3,000	2,600
Accounts payable and accrued expenses	15,718	8,011
Dividends payable	28,864	24,293
Lease deposit liabilities	21,648	22,775
Deferred income	1,071	3,901
Total Liabilities	933,027	678,660

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 and 40,000,000 shares authorized;
37,485,902 and 33,051,176 shares issued and outstanding, respectively	375	330
Capital in excess of par value	1,033,896	753,635
Cumulative net income in excess (deficit) of dividends	(569)	3,043
Accumulated other comprehensive income	6,223	9,538
Total National Health Investors Stockholders' Equity	1,039,925	766,546
Noncontrolling interest	10,008	10,614
Total Equity	1,049,933	777,160
Total Liabilities and Equity	$1,982,960	$1,455,820

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012

Revenues:
Rental income	$166,279	$106,029	$81,482
Interest income from mortgage and other notes	7,013	7,633	7,426
Investment income and other	4,217	4,166	4,409
	177,509	117,828	93,317
Expenses:
Depreciation	38,078	20,101	14,772
Interest	26,372	9,229	3,492
Legal	209	784	766
Franchise, excise and other taxes	620	616	771
General and administrative	9,107	9,254	7,799
Loan and realty losses (recoveries), net	—	1,976	(2,195)
	74,386	41,960	25,405
Income before equity-method investee, investment and other gains,
discontinued operations and noncontrolling interest	103,123	75,868	67,912
Income (loss) from equity-method investee	(71)	324	45
Investment and other gains	—	3,306	4,877
Income from continuing operations	103,052	79,498	72,834
Discontinued operations
Income from operations - discontinued	—	5,426	6,098
Gain on sale of real estate	—	22,258	11,966
Income from discontinued operations	—	27,684	18,064
Net income	103,052	107,182	90,898
Less: net income attributable to noncontrolling interest	(1,443)	(999)	(167)
Net income attributable to common stockholders	$101,609	$106,183	$90,731

Weighted average common shares outstanding:
Basic	33,375,966	28,362,398	27,811,813
Diluted	33,416,014	28,397,702	27,838,720
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$3.04	$2.77	$2.61
Discontinued operations	—	.97	.65
Net income per common share attributable to common stockholders	$3.04	$3.74	$3.26
Diluted:
Income from continuing operations attributable to common stockholders	$3.04	$2.77	$2.61
Discontinued operations	—	.97	.65
Net income per common share attributable to common stockholders	$3.04	$3.74	$3.26

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$103,052	$107,182	$90,898
Other comprehensive income:
Change in unrealized gains on securities	2,853	(234)	1,645
Less: reclassification adjustment for gains in net income	—	—	(30)
Increase (decrease) in fair value of cash flow hedge	(2,032)	3,563	(1,017)
Less: reclassification adjustment for amounts recognized in net income	(4,136)	(1,346)	(224)
Total other comprehensive income (loss)	(3,315)	1,983	374
Comprehensive income	99,737	109,165	91,272
Less: comprehensive income attributable to noncontrolling interest	(1,443)	(999)	(167)
Comprehensive income attributable to common stockholders	$98,294	$108,166	$91,105

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$103,052	$107,182	$90,898
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	38,078	20,658	16,981
Amortization	2,611	247	320
Straight-line rental income	(16,463)	(6,560)	(3,664)
Unamortized debt premium written off	(1,655)	—	—
Write-off of debt issuance costs	2,145	416	—
Loan and realty losses (recoveries), net	—	1,976	(2,195)
Gain on sale of real estate	—	(22,258)	(11,966)
Gain on payoff of mortgage note	—	—	(4,605)
Gain on purchase liability settlement	—	(3,256)	—
Net realized gains on sales of marketable securities	—	—	(30)
Share-based compensation	2,020	2,339	2,168
(Income) loss from equity-method investee	71	(324)	(45)
Change in operating assets and liabilities:
Equity-method investment and other assets	(2,334)	(659)	(745)
Accounts payable and accrued expenses	1,448	2,495	(512)
Deferred income	(2,830)	1,937	(339)
Net cash provided by operating activities	126,143	104,193	86,266
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(4,447)	(11,082)	(16,241)
Collection of mortgage and other notes receivable	1,456	18,976	17,463
Investment in real estate	(520,505)	(635,971)	(110,601)
Investment in real estate development	(8,455)	(11,926)	—
Investment in renovations of existing real estate	(4,211)	(6,773)	—
Payments into facility repair escrows	(1,554)	—	—
Investment in equity-method investment	—	—	(8,309)
Payment of real estate purchase liability	(2,600)	—	(5,222)
Proceeds from disposition of real estate properties	—	20,952	22,975
Proceeds from sales of marketable securities	—	—	125
Net cash used in investing activities	(540,316)	(625,824)	(99,810)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	207,000	103,000	(33,300)
Proceeds from convertible senior notes	200,000	—	—
Proceeds from issuance of secured debt	38,007	—	—
Borrowings on term loan	130,000	330,000	120,000
Payments of term loans	(328,515)	(99,655)	—
Debt issuance costs	(8,443)	(5,867)	(766)
Proceeds from equity offering, net	270,798	282,542	—
Proceeds from exercise of stock options	—	146	(2)
Distributions to noncontrolling interest	(2,049)	(1,250)	(177)
Dividends paid to stockholders	(100,650)	(85,145)	(78,925)
Net cash provided by financing activities	406,148	523,771	6,830

Increase (decrease) in cash and cash equivalents	(8,025)	2,140	(6,714)
Cash and cash equivalents, beginning of period	11,312	9,172	15,886
Cash and cash equivalents, end of period	$3,287	$11,312	$9,172

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$22,172	$7,964	$3,240
Supplemental disclosure of non-cash investing and financing activities:
Settlement of mortgage note by real estate acquisition	$—	$13,741	$—
Lease escrow deposits	$—	$22,775	$—
Escrow deposit for tax deferred exchange	$—	$23,813	$—
Tax deferred exchange funds applied to investment in real estate	$23,813	$—	$—
Conditional consideration in asset acquisition	$3,000	$1,600	$—
Accounts payable increase due to investments in real estate	$2,091	$3,086	$—
Accounts payable increase due to escrow deposits	$2,062	$—	$—
Assumption of debt in real estate acquisition, at fair value	$7,858	$80,528	$19,250
Noncontrolling interest conveyed in acquisition	$—	$—	$10,964
Increase (decrease) in fair value of cash flow hedge	$(2,032)	$3,563	$(1,017)
Assignment of net assets in equity-method investee	$—	$817	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2011	27,751,208	$278	$465,678	$(29,652)	$7,181	$443,485	$—	$443,485
Total comprehensive income	—	—	—	90,731	374	91,105	167	91,272
Noncontrolling interest conveyed in acquisition	—	—	—	—	—	—	10,964	10,964
Distributions to noncontrolling interest	—	—	—	—	—	—	(266)	(266)
Shares issued on stock options exercised	106,009	1	(3)	—	—	(2)	—	(2)
Share-based compensation	—	—	2,168	—	—	2,168	—	2,168
Dividends declared, $2.86 per common share	—	—	—	(79,574)	—	(79,574)	—	(79,574)
Balances at December 31, 2012	27,857,217	$279	$467,843	$(18,495)	$7,555	$457,182	$10,865	$468,047
Total comprehensive income	—	—	—	106,183	1,983	108,166	999	109,165
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,250)	(1,250)
Issuance of common stock, net	5,175,000	51	282,490	—	—	282,541	—	282,541
Shares issued on stock options exercised	18,959	—	146	—	—	146	—	146
Share-based compensation	—	—	2,339	—	—	2,339	—	2,339
Assignment of net assets in equity-method investee	—	—	817	—	—	817	—	817
Dividends declared, $2.90 per common share	—	—	—	(84,645)	—	(84,645)	—	(84,645)
Balances at December 31, 2013	33,051,176	$330	$753,635	$3,043	$9,538	$766,546	$10,614	$777,160
Total comprehensive income	—	—	—	101,609	(3,315)	98,294	1,443	99,737
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,049)	(2,049)
Issuance of common stock, net	4,427,500	44	270,754	—	—	270,798	—	270,798
Shares issued on stock options exercised	7,226	1	—	—	—	1	—	1
Share-based compensation	—	—	2,020	—	—	2,020	—	2,020
Debt conversion feature	—	—	7,487	—	—	7,487	—	7,487
Dividends declared, $3.08 per common share	—	—	—	(105,221)	—	(105,221)	—	(105,221)
Balances at December 31, 2014	37,485,902	$375	$1,033,896	$(569)	$6,223	$1,039,925	$10,008	$1,049,933

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The Company - National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation incorporated and publicly listed in 1991, is a real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of real estate investments in independent, assisted and memory care communities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include mortgages and notes, the preferred stock and marketable securities of other REITs, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through this RIDEA joint venture, we invest in facility operations, managed by independent third-parties. We fund our real estate investments primarily through: (1) cash flow, (2) debt offerings, including bank lines of credit and ordinary term debt, and (3) the sale of equity securities.

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

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At December 31, 2014, we held interests in two unconsolidated VIEs, for neither of which were we the primary beneficiary.

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

We evaluate our equity-method investment for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may exceed the fair value. If it is determined that a decline in the fair value of our investment is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining the fair value of our equity-method investments involves significant judgment. Our estimates consider all available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors.

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

Concentration of Credit Risks - Our credit risks primarily relate to cash and cash equivalents, investments in preferred stock and investments in mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts. Our mortgages and other notes receivable consist primarily of secured loans on facilities. Our investment in preferred stock is in another healthcare REIT.

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

We identify a lease as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the related cash is received. As of December 31, 2014, we had not identified any of our leases as non-performing.

Mortgage Interest Income - Mortgage interest income is recognized based on the interest rates and principal amounts outstanding on the mortgage notes receivable. Under certain mortgages, we receive additional contingent interest, which is calculated on the increase in the current year revenues of a borrower over a base year. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received. As of December 31, 2014, we had not identified any of our mortgages as non-performing.

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

We recognize all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities at their fair value in the Consolidated Balance Sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. Gains and losses are reclassified from accumulated other comprehensive income into earnings once the underlying hedged transaction is recognized in earnings.

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

Our tax returns filed for years beginning in 2011 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of income tax expense.

Segment Disclosures - We are in the business of owning and financing health care properties. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

Reclassifications - The results of operations for facilities sold, including the gain or loss on such sales, have been reported for periods prior to the adoption of ASU 2014-08 as discontinued operations in the Consolidated Statements of Income. The reclassifications to retrospectively reflect the disposition of these facilities had no impact on previously reported net income.

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

NOTE 2. REAL ESTATE

As of December 31, 2014, we owned 172 health care real estate properties located in 31 states and consisting of 103 senior housing communities, 64 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $900,000) consisted of properties with an original cost of approximately $1,987,949,000, rented under triple-net leases to 24 lessees.

Acquisitions and New Leases of Real Estate

During the year ended December 31, 2014, we made the following real estate investments and commitments as described below (dollars in thousands):

Operator	Properties	Asset Class	Amount
Senior Living Communities	8	SHO	$476,000
Bickford Senior Living	1	SHO	16,488
Prestige Senior Living	4	3 SNF & 1 SHO	45,115
Chancellor Health Care	2	SHO	17,150
Senior Living Management	1	SHO	700
			$555,453

Senior Living Communities

On December 17, 2014, we acquired, from Senior Living Communities, LLC (“Senior Living”), a portfolio of eight retirement communities (the “Senior Living Portfolio”) with a total of 1,671 units, for a cash purchase price of $476,000,000 from Health Care REIT, Inc. and certain of its affiliates.

Because the Senior Living Portfolio was previously leased by Health Care REIT, Inc., we accounted for acquisition of the 100% interest in the Senior Living Portfolio using the acquisition method as prescribed by FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. As part of this transaction, we recognized all identifiable tangible assets at fair value on the date of acquisition (there were no identifiable intangible assets or liabilities assumed) and attributed $32,410,000 of the purchase price to fair value of the land, $443,590,000 to the fair value of building and improvements and expensed $89,000 in transaction costs at closing.

We have leased the Senior Living Portfolio under a triple-net master lease with an affiliate of Senior Living which will continue to manage the facilities. The 15-year master lease contains two 5-year renewal options and provides for initial cash rent of $31,000,000, subject to annual escalators of 4% in years two through four and 3% thereafter. In accordance with the lease agreement, Senior Living has funded a $10,000,000 escrow which serves as security for Senior Living's performance under the master lease.

For the eight Senior Living properties acquired in a business combination and discussed above, the unaudited pro forma revenue, net income and net income available to common stockholders of the combined entity is provided below as if the acquisition date had been January 1, 2013 (in thousands except per share amounts):

	2014	2013
Revenue	$215,398	$157,250
Net income	$119,929	$125,460
Net income available to common stockholders	$118,486	$124,461
Basic earnings per common share	$3.16	$3.80
Diluted earnings per common share	$3.16	$3.79

Supplemental pro forma information above includes revenues from the newly executed Senior Living lease recognized on a straight-line basis, depreciation, and appropriate interest costs.

For the year ended December 31, 2014, we had recorded $1,533,000 in lease revenue and had net earnings of $1,403,000 from this acquisition.

Prestige

In March 2014 we completed a $40,115,000 purchase of 3 skilled nursing facilities in Oregon totaling 196 beds and a 105-unit assisted living facility in Idaho from Prestige Senior Living ("Prestige"). We have a commitment to fund contingent earn-out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. Because the facilities were owner-occupied, we accounted for the acquisition as an asset purchase. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have, accordingly, reflected that amount in the Consolidated Balance Sheet. Contingent payments earned will be an addition to the lease base when funded.

We have leased the 4 facilities to Prestige with a 15-year term at an initial rate of 8.4% plus fixed annual escalators. In addition, at two of the Oregon facilities we have committed to invest $2,000,000 for capital improvements which are expected to be completed by June 30, 2015. This investment will be added to the basis on which the lease amount is calculated.

Chancellor

On September 30, 2014, we completed a $5,650,000 acquisition of a 25-unit assisted living facility in Milwaukie, Oregon and leased the facility to Chancellor Health Care, LLC ("Chancellor") for an initial term of 15 years with two 10-year renewal options. The initial lease rate is 8.0% with fixed annual escalators. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase.

In June 2014 we acquired a 56-unit assisted living/memory care facility in Sacramento, California for $11,500,000 and leased the facility to Chancellor for an initial term of 15 years, plus renewal options. The initial lease rate is 8.0% with fixed annual escalators. Because the facility was owner-occupied, we accounted for the acquisition as an asset purchase.

Bickford

As of December 31, 2014, we owned an 85% equity interest and an affiliate of Bickford, Sycamore Street, LLC ("Sycamore") owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 31 assisted living/memory care facilities. The facilities are leased to an operating company, ("OpCo"), in which we retain a non-controlling 85% ownership interest. Our joint venture is structured to comply with the provisions of RIDEA.

On October 31, 2014, our subsidiary, PropCo, acquired a 101-unit assisted living facility located in Middletown, Ohio for $16,488,000, including $65,000 in transaction costs and assumption of secured debt at an interest rate of 2.9% with an outstanding principal balance of $9,535,000 and an estimated fair value of $7,858,000. The facility was leased to OpCo under an existing master lease and provides for fixed annual escalators. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

The current annual contractual rent from OpCo to PropCo, excluding the development properties, is $22,595,000, plus fixed annual escalators. During the quarter ended December 31, 2014, PropCo completed major construction and received a certificate of occupancy on an assisted living facility which had been under development. OpCo is continuing the lease-up of 3 facilities, 2 of which opened in the fourth quarter of 2013. Once the facilities stabilize, an annual rental amount will be determined between the parties. Under the terms of the current development lease agreement, PropCo receives rent of 9% on the total amount of development costs, including land, which totaled $7,811,000 at December 31, 2014. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions.

Of our total revenue from continuing operations, $21,421,000 (12%), $14,586,000 (12%) and $5,164,000 (6%) were recorded as rental income from Bickford for the years ended December 31, 2014, 2013, and 2012, respectively.

On February 5, 2015, we announced a new development program pursuant to which our RIDEA joint venture with Bickford will develop five senior housing communities in Illinois and Virginia. Construction is slated to start in early 2015 with openings planned for 2016. The total estimated project cost is $55,000,000. Each community will consist of 60 private-pay assisted living and memory care units managed by Bickford Senior Living.

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

Of our total revenue from continuing operations, $43,817,000 (25%) was recorded as rental income from Holiday for the year ended December 31, 2014.

NHC

As of December 31, 2014, we leased 42 health care facilities under two master leases to NHC, a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms an amended Master Lease Agreement dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a Master Lease Agreement dated August 30, 2013 ("the 2013 lease"), discussed below, which includes seven skilled nursing facilities acquired from ElderTrust on August 31, 2013.

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

The following table summarizes the percentage rent received and recognized from NHC (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current year	$2,292	$2,275	$1,530
Prior year final certification[1]	15	746	997
Total percentage rent	$2,307	$3,021	$2,527
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue from continuing operations, $36,446,000 (21%), $34,756,000 (29%) and $33,056,000 (35%) in 2014, 2013 and 2012, respectively, were derived from NHC.

Senior Living Management

In September 2014 we entered into an agreement with our current tenant, Senior Living Management, to fund up to $700,000 in renovations to our Greensboro, Georgia assisted living facility. When the renovations are complete, the total amount will be added to the lease base. As of December 31, 2014, $13,000 had been funded.

In February 2015, we transitioned the lease of four assisted living facilities in Louisiana to our tenant, Senior Living Management. The termination of the prior lease resulted in a write-off for accounting purposes during 2014 of $932,000 in straight-line rent receivable. The scheduled lease payments are the same as in the former lease. The current lease has an initial term of 15 years plus fixed annual escalators after the first year. In addition, we agreed to fund up to $280,000 in renovations and improvements which will be added to the lease basis used to determine monthly rent.

Future Minimum Lease Payments

At December 31, 2014, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with our tenants are as follows (in thousands):

2015	$182,195
2016	183,255
2017	183,353
2018	172,155
2019	167,924
Thereafter	1,531,958
$2,420,840

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Equity-method investment in OpCo	$9,424	$9,494
Debt issuance costs	11,491	7,366
Accounts receivable and other assets	3,818	2,502
Replacement reserve and tax escrows	4,324	706
Lease escrow deposits	21,648	22,775
Escrow deposit for tax deferred exchange	—	23,813
	$50,705	$66,656

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

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at December 31, 2014, due to our investment in OpCo, would be limited to our equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared during the years ended December 31, 2014 and 2013.

At December 31, 2014, we held lease escrow deposits of $21,648,000 in regard to our lease with Holiday. The Holiday deposits include $21,275,000 as a lease security deposit which remains for the term of the 17-year lease which commenced in December 2013 and is payable to Holiday at the end of the lease term. The additional $374,000 represents net amounts reserved for specified capital improvements after reimbursements of $1,126,000 to Holiday.

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

In March 2014 we utilized $23,813,000 held with a qualified intermediary to provide a portion of the funding for the Prestige acquisition discussed in Note 2.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At December 31, 2014, we had investments in mortgage notes receivable with a carrying value of $34,850,000 secured by real estate and UCC liens on the personal property of 11 facilities and other notes receivable with a carrying value of $28,780,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2013, we had investments in mortgage notes receivable with a carrying value of $34,926,000 and other notes receivable with a carrying value of $25,713,000. No allowance for doubtful accounts was considered necessary at December 31, 2014 or 2013.

In connection with the Senior Living acquisition, discussed in Note 2, we are providing a $15,000,000 revolving line of credit, the maturity of which will mirror the term of the master lease. Borrowings will be used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $2,816,000 at December 31, 2014, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.17% at December 31, 2014, plus 6%.

In July 2013 we extended a $9,200,000 loan with our joint venture partner, Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Sycamore and has a two year maturity plus a one year extension option and 12% annual interest. Also, in June 2014 we entered into a $500,000 revolving loan to Sycamore, to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. At December 31, 2014, this revolving loan was fully drawn. As a result of the June 2013 loan, PropCo acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan.

These loans and the related purchase option constitute variable interests, and we have concluded that Sycamore meets the accounting criteria to be considered a VIE. However, because we do not control Sycamore, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for support given to Sycamore at historical cost. Sycamore is intended to be self-financing, and our direct support has been limited to the loans described herein and a $3,550,000 letter of credit for the benefit of Sycamore. Further, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at December 31, 2014, due to our investment in Sycamore, would be limited to the amount of our loans and letter of credit.

In September 2012 we evaluated the recoverability of mortgage notes receivable from SeniorTrust of Florida, Inc., a Tennessee non-profit organization. As a result of that evaluation, and a further assessment in March 2013, we recorded impairments of $2,300,000 and $4,037,000 in 2012 and 2013, respectively. In June 2013 we received full payment in satisfaction of the remaining balance of $15,000,000 on these notes.

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

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We received $3,273,000 in preferred dividends from LTC (a publicly-traded REIT) for each of the years ended December 31, 2014, 2013 and 2012, on our investment in 2,000,000 shares of their cumulative preferred stock carried at its original cost of $38,132,000. The preferred stock, which was purchased in September 1998, is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Consolidated Balance Sheets. The non-voting preferred stock is convertible into 2,000,000 shares of LTC common stock whose closing price at December 31, 2014 was $43.17 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. While not the fair value of our preferred stock investment, we provide the above information as pertinent to the reader's estimation of the fair value of our investment. In accordance with ASC Topic 825 Financial Instruments, paragraph 10-50 Disclosure-Overall, we have determined that due to excessive costs, it is not practicable to estimate the fair value of our cost basis investment in preferred stock because of inherent subjectivities in refining the estimate to a degree that is likely to materially augment the information provided above. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value.

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

Marketable securities consist of the following (in thousands):

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$15,503	$4,088	$12,650

Gross unrealized gains related to available-for-sale securities were $11,415,000 at December 31, 2014 and $8,562,000 at December 31, 2013.

During 2014, 2013 and 2012 we recognized $716,000, $667,000, and $628,000, respectively, of dividend income from our marketable securities and have included these amounts in investment income and other in the Consolidated Statements of Income.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	As of December 31,
	2014	2013
Convertible senior notes - unsecured (net of discount of $6,963)	$193,037	$—
Revolving credit facility - unsecured	374,000	167,000
Bank term loans - unsecured	250,000	370,000
HUD mortgage loans (net of discount of $1,662)	45,689	—
Fannie Mae term loans - secured (including premium of $1,756)	—	80,080
	$862,726	$617,080

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an "optional net-share settlement conversion feature," meaning that upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because the conversion price is in excess of the average stock price for the year, the impact of the conversion option is currently anti-dilutive to the earnings per share calculation and as such has no effect on our earnings per share.

The embedded conversion options (1) do not require net cash settlement, (2) are not conventionally convertible but can be classified in stockholders’ equity under ASC 815-40, and (3) are considered indexed to NHI’s own stock. Therefore, the conversion feature satisfies the conditions to qualify for an exception to the derivative liability rules, and the Notes are split into debt and equity components. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance and was estimated to be approximately $$192,238,000. The $7,762,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as an equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value, the original issue discount, is amortized to interest expense using the effective interest method over the estimated term of the Notes, projected to extend through October 2020, at issuance. The effective interest rate used to amortize the debt discount and the debt component of the issue costs for the Notes was approximately 3.9% based on our estimated non-convertible borrowing rate at the date the Notes were issued.

The total cost of issuing the Notes was $6,063,000, of which $5,788,000 was allocated to the debt component and is subject to amortization over the estimated term of the notes. The remaining $275,000 was allocated to the equity component.

In March 2014, we entered into an amended $700,000,000 senior unsecured credit facility. The facility can be expanded, subject to certain conditions, up to an additional $130,000,000. The amended credit facility provides for: (1) a $450,000,000 unsecured, revolving credit facility that matures in March 2019 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR; (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At December 31, 2014, we had $76,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

On December 31, 2014, we paid off Fannie Mae mortgage loans with remaining principal balances of $70,131,000 and $7,136,000 using funds drawn from our revolving credit facility.

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

In October 2014 we assumed a HUD mortgage loan with an outstanding principal balance of $9,535,000 and an estimated fair value of $7,858,000. The HUD mortgage requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047.

The aggregate outstanding balance of our HUD mortgage loans as of December 31, 2014 was $47,352,000.

The following table summarizes interest expense (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense at contractual rates	$23,878	$8,944	$3,380
Capitalized interest	(576)	(378)	(208)
Amortization of debt premiums, discounts and issuance costs	2,580	247	320
Unamortized premium written off as a result of debt payoff	(1,655)	—	—
Debt issuance costs expensed due to credit facility modifications	2,145	416	—
Total interest expense	$26,372	$9,229	$3,492

Interest Rate Swap Agreements

We have entered into interest rate swap agreements to fix the interest rates on our bank term loans. The critical terms of this swap agreement are essentially identical to those of the term loans and thus, in accordance with ASC Topic 815 Derivative Instruments and Hedging Activities, the swap is considered a perfectly effective "cash flow hedge." Accordingly, changes in the fair value of this cash flow hedge are included in accumulated other comprehensive income rather than net income in our Consolidated Statements of Income. Gains and losses are reclassified from accumulated other comprehensive income into earnings once the underlying hedged transaction is recognized in earnings. If the fair value of the hedge is an asset, we include it in our Consolidated Balance Sheets in other assets, and, if a liability, as a component of accrued expenses.

Below is a summary of our swap agreements at December 31, 2014 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(98)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(1,814)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(3,281)

See Note 14 for fair value disclosures about our interest rate swap agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

During the quarter ended December 31, 2014, our consolidated subsidiary, PropCo, completed major construction and received certificates of occupancy on one assisted living facility which had been under development. Our costs incurred to date, including land, were $7,811,000. In February 2014 we entered into a commitment of $2,785,000 on a letter of credit for the benefit of our joint venture partner, Sycamore, an affiliate of Bickford, which holds a minority interest in PropCo. In December 2014 we increased the amount of our commitment on the letter of credit to $3,550,000.

In June 2014 we entered into a $500,000 revolving loan with Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. At December 31, 2014 the revolving loan was fully drawn.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community, expanding our Linda Valley senior living campus in Loma Linda, California. We began construction 2014 and had funded $4,231,000 as of December 31, 2014. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. We also committed to provide up to $500,000 for renovations and improvements related to our recent acquisition of a 63-unit senior housing community in Baltimore, Maryland which we have leased to Chancellor Health Care. We began renovations in 2014 and as of December 31, 2014 had funded $353,000. We receive rent income on funds advanced for both construction projects.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining, and maintaining, a specified lease coverage ratio. As earned, the payments would be due in installments of $750,000 in each of years two and three of the lease with the residual due in year four. As of December 31, 2014, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

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

Helix Healthcare

In March 2010, we completed a purchase/leaseback transaction with Helix Healthcare (“Helix”) for $12,500,000. The purchase price includes a conditional payment of $1,000,000. In December 2014 we made the full $1,000,000 payment to Helix.

Holiday Retirement

In connection with our December 2013 purchase/leaseback of 25 independent living facilities from Holiday Retirement, we we collected escrow deposits of $1,500,000 for capital improvements to the acquired facilities. As of December 31, 2014, we had funded $1,126,000 toward this commitment.

Kentucky River

In March 2012, we entered into a construction commitment to Jackson Hospital Corporation, an affiliate of Community Health Systems, to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. This investment will be added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to be completed in 2015. Total construction costs incurred as of December 31, 2014 were $7,583,000.

Prestige

We have agreed to fund capital improvements of up to $2,000,000 in connection with two of the facilities we lease to Prestige. The capital improvements will be an addition to our original investment in the properties when funded and will be included in the lease base. As of December 31, 2014, we had funded $1,555,000 of this commitment. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the consolidated financial statements. Contingent payments earned will be included in the lease base when funded.

Santé

We have a $2,000,000 loan commitment to our borrower, Santé Partners, LLC (“Santé”). This additional loan amount becomes available to the borrower when the 70-bed transitional rehabilitation hospital, completed in March 2011, achieves certain operating metrics. NHI also has the option to purchase and lease back the hospital when it achieves a predetermined level of stabilized net operating income.

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of December 31, 2014 had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In connection with our Silverdale, Washington senior living campus, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due after the second lease year and the second payment would be due after the third lease year. At acquisition, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

Senior Living Communities

In connection with the Senior Living acquisition, we are providing a $15,000,000 revolving line of credit to Senior Living, the maturity of which will mirror the term of the master lease. Borrowings will be used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $2,816,000 at December 31, 2014, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.17% at December 31, 2014, plus 6%.

Senior Living Management

In September 2014 we entered into an agreement with our current tenant, Senior Living Management, to fund up to $700,000 for renovations to our Greensboro, Georgia assisted living facility. When the renovations are complete, the total amount will be added to the lease base. As of December 31, 2014, $13,000 of this commitment had been funded.

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities, and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of the facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

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

NOTE 9. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gain on payoff of mortgage note receivable	$—	$—	$4,605
Gains on sales of marketable securities	—	—	30
Gain on purchase liability settlement	—	3,256	—
Other gains	—	50	242
	$—	$3,306	$4,877

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of December 31, 2014, there were 755,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of December 31, 2014, there were 20,635 shares available for future grants under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the years ended December 31, 2014, 2013 and 2012 was $2,020,000 and $2,339,000, $2,168,000,respectively, and is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

The weighted average fair value per share of options granted was $4.93, $6.41 and $6.36 for 2014, 2013 and 2012, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013	2012
Dividend yield	5.0%	4.5%	6.0%
Expected volatility	21.5%	23.8%	32.0%
Expected lives	2.8 years	2.8 years	3.9 years
Risk-free interest rate	0.63%	0.35%	0.32%

Stock Option Activity

The following tables summarize our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding December 31, 2011	509,422	$42.03
Options granted under 2005 Plan	340,000	$47.52
Options exercised under 1997 Plan	(19,266)	$33.26
Options exercised under 2005 Plan	(618,481)	$43.63
Outstanding December 31, 2012	211,675	$46.60
Options granted under 2005 Plan	360,000	$64.49
Options exercised under 2005 Plan	(55,001)	$45.31
Outstanding December 31, 2013	516,674	$59.20
Options granted under 2012 Plan	400,000	$61.31
Options exercised under 2005 Plan	(26,670)	$47.52
Options exercised under 2012 Plan	(3,333)	$61.31
Options forfeited under 2012 Plan	(15,000)	$64.49
Outstanding December 31, 2014	871,671	$60.43	3.41	$8,308,000

Exercisable December 31, 2014	644,990	$59.79	3.25	$6,559,000

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/22/2011	15,000	$45.58	1.15
2/25/2011	33,336	$46.22	1.15
2/21/2012	81,668	$47.52	2.15
2/25/2013	345,000	$64.49	3.16
2/25/2014	396,667	$61.31	4.16
Outstanding December 31, 2014	871,671

The weighted average remaining contractual life of all options outstanding at December 31, 2014 is 3.4 years. Including outstanding stock options, our stockholders have authorized an additional 1,647,306 shares of common stock that may be issued under the share-based payments plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2013	193,344	$6.95
Options granted under 2012 Plan	400,000	$4.93
Options vested under 2012 Plan	(306,657)	$5.34
Options vested under 2005 Plan	(60,006)	$7.23

Non-vested December 31, 2014	226,681	$5.64

At December 31, 2014, we had $366,943 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2015 - $330,619 and 2016 - $36,324. Stock-based compensation is included in general and administrative expense in the Consolidated Statements of Income.

The intrinsic value of the total options exercised for the years ended December 31, 2014, 2013 and 2012 was $465,000 or $15.51 per share; $1,084,000 or $19.71 per share, and $5,527,000 or $8.67 per share, respectively.

NOTE 11. DISCONTINUED OPERATIONS

We have reclassified, for periods before adoption of ASU 2014-08, the operations of facilities meeting the accounting criteria for properties sold or held for sale as discontinued operations.

In December 2013, we sold three older skilled nursing facilities to affiliates of our current tenant, Fundamental, for $18,500,000 and recorded a gain of $1,269,000 for financial statement purposes. Our lease revenue from these facilities was $3,316,000 and $3,231,000 for the years ended December 31, 2013 and 2012, respectively. Pursuant to the purchase option, rents associated with the two remaining properties will be fixed at $250,000 per month, without escalation, through the first renewal term in February 2016.

In October 2013, our tenant, Weatherly Associates, LLC, exercised their option to purchase a senior housing facility in Pennsylvania for $5,315,000. The sale was completed in December 2013, and we recorded a gain of $1,619,000 for financial statement purposes. Our lease revenue from the facility was $352,000 and $403,000 for the years ended December 31, 2013 and 2012, respectively.

In August 2013 we sold six older skilled nursing facilities to NHC for $21,000,000 and recorded a gain of $19,370,000 for financial statement purposes. Our lease revenue from the facilities was $2,294,000 and $3,368,000 for the years ended December 31, 2013 and 2012, respectively.

In December 2012, our tenant, Sunrise Senior Living, exercised its option to purchase our assisted living facility in Edison, New Jersey. Our lease revenue from the facility was $1,302,000 for the year ended December 31, 2012.

Income from discontinued operations is summarized below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$—	$5,962	$8,304
Other income	—	21	3
Expenses:
Depreciation	—	557	2,209
Operating income	—	5,426	6,098
Gain on sale of real estate	—	22,258	11,966
Total discontinued operations	$—	$27,684	$18,064

Weighted average common shares outstanding:
Basic	33,375,966	28,362,398	27,811,813
Diluted	33,416,014	28,397,702	27,838,720

Discontinued operations income per share:
Basic	$—	$.97	$.65
Diluted	$—	$.97	$.65

NOTE 12. EARNINGS AND DIVIDENDS PER COMMON SHARE

The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options and vesting of restricted shares using the treasury stock method, to the extent dilutive. The conversion price within our convertible debt was in excess of the average stock price for the year, thus the impact of the conversion option was anti-dilutive to the year-end earnings per share calculation and as such had no effect on our earnings per share. If current prices increase above the initial conversion price, some dilution will be attributable to the conversion feature going forward.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations attributable to common stockholders	$101,609	$78,499	$72,667
Discontinued operations	—	27,684	18,064
Net income attributable to common stockholders	$101,609	$106,183	$90,731

BASIC:
Weighted average common shares outstanding	33,375,966	28,362,398	27,811,813

Income from continuing operations per common share	$3.04	$2.77	$2.61
Discontinued operations per common share	—	.97	.65
Net income per common share	$3.04	$3.74	$3.26

DILUTED:
Weighted average common shares outstanding	33,375,966	28,362,398	27,811,813
Stock options and restricted shares	40,048	35,304	26,907
Average dilutive common shares outstanding	33,416,014	28,397,702	27,838,720

Income from continuing operations per common share	$3.04	$2.77	$2.61
Discontinued operations per common share	—	.97	.65
Net income per common share	$3.04	$3.74	$3.26

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the average market price for our common shares	13,831	23,883	—

Regular dividends declared per common share	$3.08	$2.90	$2.64
Special dividends declared per common share[1]	$—	$—	$.22

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

Per share dividend payments to common stockholders for the last three years are characterized for tax purposes as follows:

(Unaudited)	2014	2013	2012
Ordinary income	$2.53548	$2.85895	$2.6287
Capital gain	—	0.16493	0.0113
Return of capital	0.54452	0.09612	—
Dividends paid per common share	$3.08	$3.12	$2.64

Our consolidated provision for state and federal income tax for the years ended 2014, 2013, and 2012 was $133,000, $267,000, and $137,000, respectively. For the years ended 2014, 2013, and 2012 we had no material deferred state or federal income tax.

All of our current taxes for 2014 relates to a franchise tax levied by the state of Texas that has attributes of an income tax. For 2013, tax expense of $128,000 relates to our equity interest in the unconsolidated operating company whose interest is owned by our TRS described above, and $139,000 relates to the Texas franchise tax. The tax expense for 2012 relates entirely to such tax levied in Texas. Our income taxes described above are combined in franchise, excise and other taxes in our Consolidated Statements of Income.

We made state income tax payments of $139,000, $129,000,and $96,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Derivative financial instruments. Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate primarily Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Contingent consideration. Contingent consideration arrangements are classified as Level 3 and are valued using unobservable inputs about the nature of the contingent arrangement and the counter-party to the arrangement, as well as our assumptions about the probability of full settlement of the contingency.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	December 31, 2014	December 31, 2013
Level 1
Common stock of other healthcare REITs	Marketable securities	$15,503	$12,650

Level 2
Interest rate swap asset	Other assets	$—	$975
Interest rate swap liability	Accrued expenses	$5,193	$—

Level 3
Contingent consideration	Real estate purchase liabilities	$3,000	$2,600

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2014
Contingent consideration	$2,600	$—	$—	$400	$3,000	$—

2013
Contingent consideration	$4,256	$—	$—	$(1,656)	$2,600	$—

Carrying values and fair values of financial instruments that are not carried at fair value at December 31, 2014 and 2013 in the Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2014	2013	2014	2013
Level 2
Variable rate debt	$624,000	$537,000	$624,000	$537,000
Fixed rate debt	$238,726	$80,080	$254,150	$79,365

Level 3
Mortgage and other notes receivable	$63,630	$60,639	$72,435	$67,201

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at December 31, 2014 and 2013, due to the predominance of floating interest rates, which generally reflect market conditions.

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

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except per share amounts).

2014	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$43,136	$44,160	$44,478	$45,735
Investment and other gains	—	—	—	—

Income from continuing operations attributable to common stockholders	23,533	25,294	25,250	27,532
Discontinued operations	—	—	—	—

Net income attributable to common stockholders	$23,533	$25,294	$25,250	$27,532

Weighted average common shares outstanding:
Basic	33,051,415	33,052,750	33,055,992	34,343,706
Diluted	33,085,232	33,087,283	33,088,570	34,402,969

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.71	$.77	$.76	$.80
Discontinued operations	—	—	—	—
Net income attributable to common stockholders	$.71	$.77	$.76	$.80

Diluted:
Income from continuing operations attributable to common stockholders	$.71	$.76	$.76	$.80
Discontinued operations	—	—	—	—
Net income attributable to common stockholders	$.71	$.76	$.76	$.80

2013	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$27,104	$27,089	$30,845	$32,790
Investment and other gains	22	14	3	3,267

Income from continuing operations attributable to common stockholders	14,050	18,300	22,035	24,114
Discontinued operations	1,693	1,621	20,709	3,661

Net income attributable to common stockholders	$15,743	$19,921	$42,744	$27,775

Weighted average common shares outstanding:
Basic	27,876,176	27,876,176	27,876,176	29,831,176
Diluted	27,911,584	27,913,727	27,905,545	29,860,614

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$.50	$.65	$.79	$.81
Discontinued operations	.06	.06	.74	.12
Net income attributable to common stockholders	$.56	$.71	$1.53	$.93

Diluted:
Income from continuing operations attributable to common stockholders	$.50	$.65	$.79	$.81
Discontinued operations	.06	.06	.74	.12
Net income attributable to common stockholders	$.56	$.71	$1.53	$.93

Certain quarterly financial information shown above differs from amounts previously reported in the Forms 10-Q and Form 10-K for those periods due to reclassifications to retrospectively reflect the dispositions or planned dispositions of certain facilities as discontinued operations for all periods presented.

NOTE 17. SUBSEQUENT EVENTS

Loan Investment

On February 10, 2015, we finalized our agreement to lend Life Care Services, through its LCS-Westminster Partnership III LLP (“LCS-WP”) up to $154,500,000. The agreement conveys a mortgage interest and will facilitate the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in the Seattle area.

The loans take the form of two notes under a master credit agreement. The senior loan (“Note A”) will total $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We funded $33,100,000 of Note A at closing. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The loan will be freely prepayable during the last 6 months of its term. The second note ("Note B") is a construction loan for up to $94,500,000 at an interest rate of 8% and a 5 year maturity. We anticipate funding Note B over twenty months and will be repaid with entrance fees once Phase II opens.

NHI has a purchase option on the property for the greater of fair market value or $115,000,000. A purchase option window of fifteen months will contingently open in year five or upon earlier stabilization, as defined. The purchase option constitutes a variable interest in Phase II of the Timber Ridge project, creating an interest in specified assets of LCS-WP but not in LCS-WP as a whole. Since LCS-WP is not a VIE, the specified Timber Ridge assets are not subject to the consolidation guidance governing Variable Interest Entities.

Refinancing

On January 15, 2015 we issued $125,000,000 of 8-year notes with a coupon of 3.99% and $100,000,000 of 12-year notes with a coupon of 4.51% to a leading provider of private placement fixed rate debt. The notes are unsecured and require quarterly payments of interest only until maturity. We used the proceeds from the notes to pay down borrowings on our revolving credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2014.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. The Company's independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

We have audited National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Health Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Investors, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 17, 2015

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. Additionally, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2014, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference from the information in our definitive proxy statement for the 2015 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2015 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2015 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the information in our definitive proxy statement for the 2015 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2015 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

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

NATIONAL HEALTH INVESTORS, INC.

BY:/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer
Date: February 17, 2015	and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Justin Hutchens	President, Chief Executive Officer	February 17, 2015
J. Justin Hutchens	and Director
(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 17, 2015
Roger R. Hopkins	(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 17, 2015
W. Andrew Adams

/s/ James R. Jobe	Director	February 17, 2015
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 17, 2015
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 17, 2015
Robert T. Webb

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863

3.2	Amendment to Articles of Incorporation dated as of May 1, 2009	Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed March 23, 2009

3.3	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014	Incorporated by reference to Exhibit 3.3 to Form 10-Q dated August 4, 2014

3.4	Restated Bylaws as amended November 5, 2012	Incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013

3.5	Amendment No. 1 to Restated Bylaws dated February 14, 2014	Incorporated by reference to Exhibit 3.4 to Form 10-K filed February 14, 2014

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863

4.2	Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K dated March 31, 2014

4.3
First Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to Exhibit 4.2 to Form 8-K dated March 31, 2014

10.1	Material Contracts	Incorporated by reference to Exhibits 10.1 thru 10.9 to Form S-4 Registration Statement No. 33-41863

10.2	Amendment No. 5 to the Company's Master Agreement to Lease with NHC	Incorporated by reference to Exhibit 10.2 to Form 10-K dated March 10, 2006

10.3	Amendment No. 6 to the Company's Master Agreement to Lease with NHC	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2013

10.4	Amended and Restated Amendment No. 6 to the Company's Master Agreement to Lease with NHC.	Incorporated by reference to Exhibit 10.4 to Form 10-K filed February 14, 2014

*10.5	1997 Stock Option Plan	Incorporated by reference to the 1997 Proxy Statement as filed

*10.6	2005 Stock Option Plan	Incorporated by reference to Exhibit 4.10 to the Company's registration statement on Form S-8 filed August 4, 2005

*10.7	2012 Stock Option Plan	Incorporated by reference to Exhibit A to the Company's Proxy Statement filed March 23, 2012

*10.8	First Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan	Incorporated by reference to Appendix A to the Company's Proxy Statement filed March 17, 2006

*10.9	Second Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan	Incorporated by reference to Exhibit B to the Company's Proxy Statement filed March 23, 2009

10.10	Excepted Holder Agreement - W. Andrew Adams	Incorporated by reference to Exhibit 10.6 to Form 10-K dated February 24, 2009

10.11
Excepted Holder Agreement between the Company and Andrea Adams Brown with Schedule A identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement.
Incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 3, 2010

*10.12	Employment Agreement with J. Justin Hutchens	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 5, 2009

*10.13	Amendment No. 1 dated March 10, 2010 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 7, 2010

10.14	Agreement with Care Foundation of America, Inc.	Incorporated by reference to Exhibit 10.11 to Form 10-K dated February 22, 2010

10.15	$100,000,000 credit facility dated February 1, 2010 by and between NHI and certain subsidiaries and Regions bank, as agent	Incorporated by reference to Exhibit 10.3 to Form 10-Q dated May 7, 2010

10.16	$50 million term loan and a $50 million revolving credit facility with Regions Bank dated November 3, 2010	Incorporated by reference to Exhibit 10.17 to Form 10-K dated February 16, 2010

*10.17	Second Amendment dated December 29, 2010 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens.	Incorporated by reference to Exhibit 10.20 to Form 10-K filed February 14, 2014

*10.18	Third Amendment dated May 3, 2011 to the Employment Agreement dated February 25, 2009 by and between NHI and J. Justin Hutchens	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2011

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
Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 3, 2012

10.22	Extension of Master Agreement to Lease dated December 28, 2012.	Incorporated by reference to Exhibit 10.22 to Form 10-K dated February 15, 2013

10.23	Membership Interest Purchase Agreement dated as of June 24, 3013 among Care Investment Trust Inc., Care YBE Subsidiary LLC and NHI-Bickford RE, LLC.	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 5, 2013

10.24
Second Amended and Restated Credit Agreement entered into as of June 28, 2013, by and among National Health Investors, Inc., Each Lender from Time to Time Party Hereto, and Wells Fargo Bank, National Association, as Administrative Agent, the Swing Line Lender and the Issuing Bank.
Incorporated by reference to Exhibit 10.2 to Form 10-Q dated August 5, 2013

10.25
First Amendment dated as of December 23, 2013 to the Second Amended and Restated Credit Agreement dated as of June 28, 2013 by and among National Health Investors, Inc. and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders party to the Credit Agreement.
Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 23, 2013

10.26
Master Lease dated as of December 23, 2013 between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and NH Master Tenant LLC, as Tenant.
Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 23, 2013

10.27
Guarantee of Lease Agreement dated as of December 23, 2013 between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and Holiday AL Holdings, LP as Guarantor.
Incorporated by reference to Exhibit 10.3 to Form 8-K dated December 23, 2013

10.28	Purchase Agreement dated as of November 18, 2013 between the Registrant and certain subsidiaries of Holiday Acquisition Holdings LLC.	Incorporated by reference to Exhibit 10.31 to Form 10-K filed February 14, 2014

10.29	Amendment No. 7 to Master Agreement to Lease with NHC	Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 14, 2014

*10.30	Amended and Restated Employment Agreement effective as of February 14, 2014 by and between National Health Investors, Inc. and Justin Hutchens	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 5, 2014

10.31	Asset Purchase Agreement dated December 1, 2014 with Senior Living Communities, LLC and certain of its affiliates, relating to the acquisition of a portfolio of eight retirement communities	Filed herewith

10.32	$225 million Note Purchase Agreement dated January 13, 2015 with Prudential Capital Group and certain of its affiliates	Filed herewith

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Fixed Charges and Preferred Stock Dividends	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	Financial Statement Schedules	Filed herewith

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Indicates management contract or compensatory plan or arrangement.
** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.