Form 10-Q
period 2015-03-31
NATIONAL HEALTH INVESTORS INC
filed 2015-05-07
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 37,566,221 shares of common stock outstanding of the registrant as of May 6, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets:
Real estate properties:
Land	$127,665	$127,566
Buildings and improvements	1,856,475	1,854,855
Construction in progress	8,978	6,428
	1,993,118	1,988,849
Less accumulated depreciation	(225,304)	(212,300)
Real estate properties, net	1,767,814	1,776,549
Mortgage and other notes receivable, net	101,529	63,630
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	4,190	3,287
Marketable securities	16,387	15,503
Straight-line rent receivable	41,243	35,154
Equity-method investment and other assets	50,421	50,705
Total Assets	$2,019,716	$1,982,960

Liabilities and Equity:
Debt	$899,420	$862,726
Accounts payable and accrued expenses	14,822	15,718
Dividends payable	31,931	28,864
Lease deposit liabilities	21,275	21,648
Real estate purchase liabilities	3,000	3,000
Deferred income	2,827	1,071
Total Liabilities	973,275	933,027

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
37,566,221 and 37,485,902 shares issued and outstanding, respectively	376	375
Capital in excess of par value	1,035,160	1,033,896
Cumulative dividends in excess of net income	(2,817)	(569)
Accumulated other comprehensive income	3,820	6,223
Total National Health Investors Stockholders' Equity	1,036,539	1,039,925
Noncontrolling interest	9,902	10,008
Total Equity	1,046,441	1,049,933
Total Liabilities and Equity	$2,019,716	$1,982,960

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2014 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Revenues:
Rental income	$52,495	$40,313
Interest income from mortgage and other notes	2,121	1,756
Investment income and other	1,135	1,067
	55,751	43,136
Expenses:
Depreciation	13,014	9,237
Interest, including amortization of debt discount and issuance costs	8,412	6,887
Legal	104	73
Franchise, excise and other taxes	134	306
General and administrative	3,845	2,935
	25,509	19,438

Income before equity-method investee and noncontrolling interest	30,242	23,698
(Loss) income from equity-method investee	(229)	158
Net income	30,013	23,856
Less: net loss attributable to noncontrolling interest	(330)	(323)
Net income attributable to common stockholders	$29,683	$23,533

Weighted average common shares outstanding:
Basic	37,558,067	33,051,415
Diluted	37,645,265	33,085,232

Earnings per common share:
Net income attributable to common stockholders - basic	$.79	$.71
Net income attributable to common stockholders - diluted	$.79	$.71

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Net income	$30,013	$23,856
Other comprehensive income:
Change in unrealized gains on securities	883	787
Decrease in fair value of cash flow hedge	(2,330)	(1,056)
Less: reclassification adjustment for amounts recognized in net income	(956)	(528)
Total other comprehensive loss	(2,403)	(797)
Comprehensive income	27,610	23,059
Less: comprehensive income attributable to noncontrolling interest	(330)	(323)
Comprehensive income attributable to common stockholders	$27,280	$22,736

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$30,013	$23,856
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	13,014	9,237
Amortization	833	343
Straight-line rental income	(6,089)	(4,195)
Write-off of debt issuance costs	—	2,145
Share-based compensation	1,464	1,349
Income (loss) from equity-method investee	229	(158)
Change in operating assets and liabilities:
Equity-method investment and other assets	634	(352)
Accounts payable and accrued expenses	(3,290)	(1,149)
Deferred income	1,756	(2,200)
Net cash provided by operating activities	38,564	28,876
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(40,773)	(1,131)
Collection of mortgage and other notes receivable	2,619	899
Investment in real estate	(10)	(16,307)
Investment in real estate development	(3,202)	(2,572)
Investment in renovations of existing real estate	(1,695)	(1,311)
Payment of real estate purchase liability	—	(1,600)
Net cash used in investing activities	(43,061)	(22,022)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(266,500)	(60,000)
Proceeds from convertible senior notes	—	200,000
Proceeds from issuance of secured debt	78,084	—
Borrowings on term loans	225,000	130,000
Payments on term loans	(183)	(250,275)
Debt issuance costs	(1,502)	(6,921)
Equity offering costs	(200)	—
Proceeds from exercise of stock options	1	—
Distributions to noncontrolling interest	(436)	(432)
Dividends paid to stockholders	(28,864)	(24,293)
Net cash provided by (used in) financing activities	5,400	(11,921)

Increase (decrease) in cash and cash equivalents	903	(5,067)
Cash and cash equivalents, beginning of period	3,287	11,312
Cash and cash equivalents, end of period	$4,190	$6,245

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$7,194	$4,408
Supplemental disclosure of non-cash investing and financing activities:
Tax deferred exchange funds applied to investment in real estate	$—	$23,813
Conditional consideration in asset acquisition	$—	$3,000
Accounts payable related to investments in real estate	$893	$2,296
Reclass of note balance into real estate investment	$255	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2014	37,485,902	$375	$1,033,896	$(569)	$6,223	$1,039,925	$10,008	$1,049,933
Total comprehensive income	—	—	—	29,683	(2,403)	27,280	330	27,610
Distributions to noncontrolling interest	—	—	—	—	—	—	(436)	(436)
Offering costs	—	—	(200)	—	—	(200)	—	(200)
Shares issued on stock options exercised	80,319	1	—	—	—	1	—	1
Share-based compensation	—	—	1,464	—	—	1,464	—	1,464
Dividends declared, $.85 per common share	—	—	—	(31,931)	—	(31,931)	—	(31,931)
Balances at March 31, 2015	37,566,221	$376	$1,035,160	$(2,817)	$3,820	$1,036,539	$9,902	$1,046,441

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., ("NHI" or the "Company") believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments which are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2014 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2014 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

Principles of Consolidation - The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and the joint venture entity over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests.

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

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At March 31, 2015, we held an interest in one unconsolidated VIE, of which we were not the primary beneficiary.

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

Noncontrolling Interest - We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interest and classify such interest as a component of consolidated equity separate from total NHI stockholders' equity in our Condensed Consolidated Balance Sheets. In addition, we exclude net income attributable to the noncontrolling interest from net income attributable to common shareholders in our Condensed Consolidated Statements of Income.

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

Earnings Per Share - The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options using the treasury stock method, to the extent dilutive. Diluted earnings per share also incorporate the potential dilutive impact of our 3.25% convertible senior notes due 2021. We apply the treasury stock method to our convertible debt instruments, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings per share unless the average share price for the period exceeds the conversion price per share.

New Accounting Pronouncements - In February 2015, the FASB issued Amendments to the Consolidation Analysis, under ASU 2015-02, which is generally effective for fiscal years and interim periods beginning after December 15, 2015. ASU 2015-02 changes the consolidation analysis for all reporting entities. The changes primarily affect the consolidation of limited partnerships and their equivalents (e.g., limited liability corporations), the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, as well as structured vehicles such as collateralized debt obligations. We have yet to determine the method by which ASU 2015-02 will be adopted in 2016, and we are continuing to study the effect that our eventual adoption of this standard will have on our reported financial position and results of operations, the extent of which cannot be reasonably estimable at this time.

In April 2015 the FASB issued ASU 2015-03, Interest-Imputation of Interest, whose primary effect is to mandate that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability. Debt issuance costs have previously been presented among assets on the balance sheet. The standard does not affect the recognition and measurement of debt issuance costs. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We have yet to determine the method by which ASU 2015-03 will be adopted. We believe our eventual adoption of this standard will have no material effect on our reported financial position and results of operations.

NOTE 2. REAL ESTATE

As of March 31, 2015, we owned 172 health care real estate properties located in 31 states and consisting of 103 senior housing communities, 64 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding pre-development costs of $941,000 and our corporate office of $910,000) consisted of properties with an original cost of approximately $1,991,266,000, rented under triple-net leases to 24 lessees.

Bickford

As of March 31, 2015, we owned an 85% equity interest and Sycamore Street, LLC ("Sycamore") an affiliate of Bickford Senior Living ("Bickford") owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 31 assisted living/memory care facilities. The facilities are leased to an operating company, ("OpCo"), in which we retain a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture is structured to comply with the provisions of RIDEA.

As of March 31, 2015, the annual contractual rent from OpCo to PropCo is $23,195,000, plus fixed annual escalators. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. Of our total revenues, $5,804,000 (10%) and $5,263,000 (12%) were recognized as rental income from Bickford for the three months ended March 31, 2015 and 2014, respectively.

In February 2015 the joint venture announced it would develop five senior housing facilities in Illinois and Virginia. Each community will consist of 60 private-pay assisted living and memory care units managed by Bickford. Construction is expected to start in mid-2015, with openings planned for 2016. The total estimated project cost is $55,000,000.

Holiday

As of March 31, 2015, we leased 25 independent living facilities to NH Master Tenant, LLC, an affiliate of Holiday Retirement ("Holiday"). The master lease term of 17 years began in December 2013 and provides for 2015 cash rent of $33,351,000 plus annual escalators of 4.5% in 2016 and 2017 and a minimum of 3.5% each year thereafter.

Of our total revenues, $10,954,000 (20%) and $10,954,000 (25%) were derived from Holiday for the three months ended March 31, 2015 and 2014, including $2,616,000 and $2,975,000 in straight-line rent, respectively. NH Master Tenant, LLC continues to operate the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of March 31, 2015, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities acquired from ElderTrust of Florida, Inc. on August 31, 2013.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Current year	$596	$566
Prior year final certification[1]	94	15
Total percentage rent income	$690	$581
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue, $9,227,000 (17%) and $9,118,000 (21%) were derived from NHC for the three months ended March 31, 2015 and 2014, respectively.

Senior Living Communities

Beginning in December 2014 we leased eight retirement communities with 1,671 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease contains two 5-year renewal options and provides for initial cash rent of $31,000,000, plus annual escalators of 4% in years two through four and 3% thereafter. In accordance with the lease agreement, Senior Living has funded a $10,000,000 escrow which serves as security for its payment obligation under the master lease.

For the eight Senior Living properties acquired by us in December 2014 in a transaction accounted for as a business combination, the unaudited pro forma revenue, net income and net income available to common stockholders of the combined entity for the three months ended March 31, 2014 is provided below as if the acquisition date had been January 1, 2013 (in thousands except per share amounts):

2014
Revenue	$52,992
Net income	$28,452
Net income available to common stockholders	$28,129
Earnings per common share - basic	$0.75
Earnings per common share - diluted	$0.75

Supplemental pro forma information above includes revenues from the newly executed Senior Living lease recognized on a straight-line basis, depreciation, and appropriate interest costs.

Of our total revenues for the three months ended March 31, 2015, we recorded $9,855,000 (18%) in lease revenue from Senior Living and had net earnings of $4,596,000 from this acquisition.

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Equity-method investment in OpCo	$9,194	$9,424
Debt issuance costs	12,452	11,491
Accounts receivable and other assets	2,929	3,818
Reserves for replacement, insurance and tax escrows	4,571	4,324
Lease escrow deposits	21,275	21,648
	$50,421	$50,705

Upon the acquisition of our equity method investment in OpCo in 2012, our purchase price was allocated to the assets acquired based upon their estimated relative fair values. Accounting guidance for equity method investments requires that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as though OpCo were a consolidated subsidiary. Accordingly, the excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment. When we acquired additional Bickford properties in June 2013, an assignment was entered into whereby the operations of the 17 facilities were conveyed by an affiliate of Bickford to OpCo. The transaction mandated the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities as of the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis resulting in an adjustment, through NHI's capital in excess of par value to our equity method investment in OpCo, of $817,000. We monitor and periodically review our equity method investment in OpCo for impairment to determine whether a decline, if any, in the value of the investment is other-than temporary. We noted no decline in value as of March 31, 2015.

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since its inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at March 31, 2015, due to our investment in OpCo, would be limited to our equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared from OpCo since it's inception.

At March 31, 2015, we held lease escrow deposits of $21,275,000 in regard to our lease with Holiday which remains for the term of the 17-year lease commencing in December 2013 and is payable to Holiday at the end of the lease term.

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

Debt issuance costs are being amortized over the expected term of the debt instruments to which they are related.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At March 31, 2015, we had investments in mortgage notes receivable, secured by real estate and UCC liens on the personal property of 12 health care properties, with a carrying value of $71,521,000 and other notes receivable with a carrying value of $30,008,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at March 31, 2015.

Timber Ridge

On February 10, 2015, we entered into an agreement to lend Life Care Services, through its LCS-Westminster Partnership III LLP (“LCS-WP”), up to $154,500,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in the Seattle, WA area.

The loan takes the form of two notes under a master credit agreement. The senior loan (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of March 31, 2015. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The loan will be freely prepayable during the last 6 months of its term. The second note ("Note B") is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B over twenty months and anticipate repayment with new resident entrance fees once Phase II opens. The total amount funded on Note B was $11,280,000 as of March 31, 2015.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. The loans constitute a variable interest in Phase II of the Timber Ridge project, creating an interest in specified assets of LCS-WP but not in LCS-WP as a whole. We have concluded that LCS-WP meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in its day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment in LCS-WP at amortized cost. We believe our maximum exposure to loss at March 31, 2015, due to this involvement, would be limited to the amount of our loan to LCS-WP.

Senior Living Communities

In connection with the December 2014 Senior Living acquisition, we provided a $15,000,000 revolving line of credit, the maturity of which will mirror the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $3,725,000 at March 31, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate at mid-month, plus 6%.

Sycamore

In July 2013 we extended a $9,200,000 loan to our joint venture partner, Sycamore, to fund a portion of their acquisition from a third party of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a 12% annual interest. As a result of the loan, PropCo acquired a $97,000,000 purchase option on the properties that is exercisable over the term of the loan. During the first quarter of 2015 we extended the terms of the loan and the purchase option through June 2018. In June 2014 we entered into a $500,000 revolving loan to Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. At March 31, 2015, the revolving loan had an outstanding balance of $359,000.

The loans to Sycamore and the related purchase option constitute variable interests, and we have concluded that Sycamore meets the accounting criteria to be considered a VIE. However, because we do not control Sycamore, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for financing provided to Sycamore at historical cost. Sycamore is intended to be self-financing, and our direct support has been limited to the loans described herein and a $3,550,000 letter of credit for the benefit of Sycamore. Further, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at March 31, 2015, due to our investment in Sycamore, would be limited to the amount of our loans and letter of credit.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We recognized $818,000 in preferred dividend income from LTC (a publicly-traded REIT) for the three months ended March 31, 2015 and 2014 on our investment in 2,000,000 shares of their cumulative preferred stock carried at its original cost of $38,132,000. The preferred stock, which was purchased in September 1998, is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. The non-voting preferred stock is convertible into 2,000,000 shares of LTC common stock whose closing price at March 31, 2015 was $46.00 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. While not the fair value of our preferred stock investment, we provide the above information as pertinent to the reader's estimation of the fair value of our investment. In accordance with ASC Topic 825 Financial Instruments, paragraph 10-50 Disclosure-Overall, we have determined that due to excessive costs, it is not practicable to estimate the fair value of our cost basis investment in preferred stock because of inherent subjectivities in refining the estimate to a degree that is likely to materially augment the information provided above. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value.

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

Marketable securities consist of the following (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$16,387	$4,088	$15,503

Gross unrealized gains related to available-for-sale securities were $12,299,000 at March 31, 2015 and $11,415,000 at December 31, 2014.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit facility - unsecured	$107,500	$374,000
Convertible senior notes - unsecured (net of discount of $6,692)	193,308	193,037
Bank term loans - unsecured	250,000	250,000
HUD mortgage loans - secured (net of discount of $1,640)	45,528	45,689
Private placement term loans - unsecured	225,000	—
Fannie Mae term loans - secured	78,084	—
	$899,420	$862,726

On January 15, 2015 we issued $125,000,000 of 8-year notes with a coupon of 3.99% and $100,000,000 of 12-year notes with a coupon of 4.51% to a private placement lender. The notes are unsecured and require quarterly payments of interest only until maturity. We used the proceeds from the notes to pay down borrowings on our revolving credit facility. Terms and conditions of the new financing are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

On March 20, 2015, we obtained $78,084,000 in Fannie Mae financing through KeyBank National Association. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are secured by thirteen properties in NHI’s joint venture with Bickford. Proceeds were used to reduce borrowings on NHI's unsecured bank credit facility. The notes are secured by the facilities previously pledged as security on Fannie Mae term debt that was retired in December 2014.

In March 2014 we entered into an amended $700,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $130,000,000. The amended credit facility provides for: (1) a $450,000,000 unsecured, revolving credit facility that matures in March 2019 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (18 bps at March 31, 2015); (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At March 31, 2015, we had $342,500,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an "optional net-share settlement conversion feature," meaning that upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Our average stock price for the quarter ended March 31, 2015, exceeded the conversion price, giving rise to a dilutive effect of 18,941 shares to a base of 37,645,265 weighted average diluted common shares.

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

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at March 31, 2015, was $4,864,000.

Our HUD mortgage loans are secured by ten properties in our joint venture with Bickford. Nine mortgage notes require monthly payments of principal and interest from 4.65% to 4.75% in the first year and from 4.3% to 4.4% thereafter (inclusive of mortgage insurance premium) and mature in August and October 2049. An additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,456,000 and an estimated fair value of $7,816,000.

Aggregate principal maturities of debt as of March 31, 2015 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended March 31,
2016	$749
2017	774
2018	801
2019	108,328
2020	856
Thereafter	796,244
907,752
Less: discount	(8,332)
Total Debt	$899,420

The following table summarizes interest expense (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Interest expense at contractual rates	$7,712	$4,522
Capitalized interest	(120)	(123)
Amortization of debt issuance costs and debt discount	820	343
Debt issuance costs expensed due to credit facility modifications	—	2,145
Total interest expense	$8,412	$6,887

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of March 31, 2015 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(534)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(2,903)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(5,042)

See Note 11 for fair value disclosures about our variable and fixed rate debt and interest rate swap agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

In February 2015 our joint venture with Bickford announced the development of five senior housing facilities in Illinois and Virginia. Each community will consist of 60 private-pay assisted living and memory care units managed by Bickford. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. Construction on the five is expected to start in mid-2015 with openings planned for 2016. The total estimated project cost is $55,000,000. The first three communities, all in Indiana, opened in 2013 and 2014. Upon completion, the NHI-Bickford joint venture will be comprised of 36 properties in eight states. As of March 31, 2015, pre-development costs incurred on the project totaled $941,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore which holds a minority interest in PropCo. At March 31, 2015 our commitment on the letter of credit totaled $3,550,000.

In June 2014 we entered into a $500,000 revolving loan with Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. At March 31, 2015, the revolving loan had an outstanding balance of $359,000.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community on our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $5,945,000 as of March 31, 2015. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care ("Chancellor"), who has been operating the campus since 1993. We also committed to provide up to $1,150,000 for renovations and improvements related to our recent acquisitions of senior housing communities in Oregon and Maryland, which we have leased to Chancellor. We began renovations during the first quarter of 2014 and had funded $750,000 as of March 31, 2015. We receive rent income on funds advanced for each construction project.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living ("Discovery") of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining, and maintaining, a specified lease coverage ratio. Remaining payments will be assessed for funding in an amount of $750,000 in September 2015 with the residual potentially due in 2016. As of March 31, 2015, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Holiday Retirement

In connection with our lease with Holiday Retirement, we collected escrow deposits of $1,500,000 for capital improvements to the leased facilities. As of March 31, 2015, we had funded $1,500,000 toward this commitment.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to an affiliate of Community Health Systems to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. Funding for this investment is added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to be completed in 2015. Total construction costs incurred as of March 31, 2015 were $7,423,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Prestige

We have agreed to fund capital improvements of up to $2,000,000 in connection with two of the skilled nursing facilities we lease to Prestige Senior Living. The capital improvements will be an addition to our original investment in the properties when funded and will be included in the lease base. As of March 31, 2015, we had funded $1,941,000 of this commitment. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements. Contingent payments earned will be included in the lease base when funded.

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

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of March 31, 2015 had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year

2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Senior Living Communities

In connection with our December 2014 Senior Living acquisition, we have provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which will mirror the term of the master lease. Borrowings will be used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $3,725,000 at March 31, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 1.94% at March 31, 2015, plus 6%.

Senior Living Management

We have entered into agreements with our current tenant, Senior Living Management, to fund up to $920,000 for renovations to our facilities in Georgia and Louisiana. As amounts are funded, they are added to the lease base. As of March 31, 2015, we had funded $220,000 toward this commitment.

Signature India

In 2012 we entered into a revolving loan facility of $1,500,000, bearing interest at a current rate of 10%, with a U.S. entity to fund pre-development activities internationally. With the extension of $250,000 in funding on March 31, 2015, the facility is fully drawn.

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from both the operation of the facilities and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of our facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of March 31, 2015, there were 305,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant. Through a vote of our shareholders on May 7, 2015, we have increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company's ability to re-issue shares under the Plan.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of March 31, 2015, the 2005 Plan has expired and no additional shares may be granted under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended March 31, 2015 and 2014 was $1,464,000 and $1,349,000, respectively.

At March 31, 2015, we had, net of expected forfeitures, $1,131,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2015 - $699,000, 2016 - $386,000 and 2017 - $46,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options:

	Three Months Ended
	March 31,
	2015	2014
Options outstanding January 1,	871,671	516,674
Options granted under 2012 Plan	450,000	400,000
Options granted under 2005 Plan	20,000	—
Options exercised under 2012 Plan	(421,657)	—
Options exercised under 2005 Plan	(50,002)	(3,334)
Options outstanding, March 31,	870,012	913,340

Exercisable at March 31,	596,664	686,659

NOTE 10. EARNINGS AND DIVIDENDS PER SHARE

The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options and the conversion of our convertible debt using the treasury stock method, to the extent dilutive. If our average stock price for the period increases over the conversion price of our convertible debt, the conversion feature will be considered dilutive.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net income attributable to common stockholders	$29,683	$23,533

BASIC:
Weighted average common shares outstanding	37,558,067	33,051,415

DILUTED:
Weighted average common shares outstanding	37,558,067	33,051,415
Stock options	68,257	33,817
Convertible subordinated debentures	18,941	—
Average dilutive common shares outstanding	37,645,265	33,085,232

Net income per common share - basic	$.79	$.71
Net income per common share - diluted	$.79	$.71

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	5,666	40,153

Regular dividends declared per common share	$.85	$.77

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	March 31, 2015	December 31, 2014
Level 1
Common stock of other healthcare REITs	Marketable securities	$16,387	$15,503

Level 2
Interest rate swap asset	Other assets	$—	$—
Interest rate swap liability	Accrued expenses	$8,479	$5,193

Level 3
Contingent consideration	Real estate purchase liabilities	$3,000	$3,000

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements, net	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2015
Contingent consideration	$3,000	$—	$—	$—	$3,000	$—

2014
Contingent consideration	$2,600	$—	$—	$400	$3,000	$—

Carrying values and fair values of financial instruments that are not carried at fair value at March 31, 2015 and December 31, 2014 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2015	2014	2015	2014
Level 2
Variable rate debt	$357,500	$624,000	$357,500	$624,000
Fixed rate debt	$541,920	$238,726	$562,749	$254,150

Level 3
Mortgage and other notes receivable	$101,529	$63,630	$110,298	$72,435

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility are reasonably estimated at their carrying value at March 31, 2015 and December 31, 2014, due to the predominance of floating interest rates, which generally reflect market conditions.

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

National Health Investors, Inc., is a self-managed real estate investment trust ("REIT") specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing ("SHO") and medical investments. Our portfolio consists of real estate investments in independent("ILF"), assisted ("ALF") and memory care communities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include mortgages and notes, the preferred stock and marketable securities of other REITs, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through this RIDEA joint venture, we invest in facility operations managed by independent third-parties. For the three months ended March 31, 2015, our investment portfolio generated $55,751,000 of income. We fund our real estate investments primarily through: (1) cash flow, (2) debt offerings, including bank lines of credit and ordinary term debt, and (3) the sale of equity securities.

Portfolio

At March 31, 2015, our operations consisted of investments in real estate and mortgage and other notes receivable involving 184 facilities located in 31 states. These investments involve 107 senior housing communities, 71 skilled nursing facilities, 4 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding pre-development costs of $941,000 and our corporate office of $910,000 ) consisted of properties with an original cost of approximately $1,991,266,000, rented under triple-net leases to 24 lessees, and $101,529,000 aggregate carrying value of mortgage and other notes receivable due from 17 borrowers.

We classify all of the properties in our portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and resultant differing risk profiles, we further classify our senior housing communities as either need-driven (assisted and memory care communities and senior living campuses) or discretionary (independent living and entrance-fee communities.)

Senior Housing – Need-Driven includes assisted and memory care communities and senior living campuses ("SLC") which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Senior Housing – Discretionary includes independent living and entrance-fee communities ("EFC") which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted multi-family community that offers social programs, meals, housekeeping and in some cases access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

Medical properties within our portfolio primarily receive payment from Medicare, Medicaid and health insurance. These properties include skilled nursing facilities("SNF"), medical office buildings and specialty hospitals that attract patients who have a need for acute or complex medical attention, preventative medicine, or a need for rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of Hospitals, JCAHO accreditation.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of March 31, 2015 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	62	3,144		$10,601	19.4%	$439,270
Senior Living Campus	6	881		1,975	3.6%	77,625
Total Senior Housing - Need-Driven	68	4,025		12,576	23.0%	516,895
Senior Housing - Discretionary
Independent Living	28	3,114		11,295	20.7%	502,611
Entrance-Fee Communities	7	1,587		9,673	17.7%	467,160
Total Senior Housing - Discretionary	35	4,701		20,968	38.4%	969,771
Total Senior Housing	103	8,726		33,544	61.4%	1,486,666
Medical Facilities
Skilled Nursing Facilities	64	8,370		16,794	30.7%	443,022
Hospitals	3	181		1,907	3.5%	51,092
Medical Office Buildings	2	88,517	*	250	0.5%	10,486
Total Medical Facilities	69			18,951	34.7%	504,600
Total Real Estate Properties	172			$52,495	96.1%	$1,991,266

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	2	310		$235	0.4%	$6,141
Senior Housing - Discretionary	2	400		357	0.7%	39,280
Medical Facilities	8	664		637	1.2%	26,100
Other Notes Receivable	—	—		892	1.6%	30,008
Total Mortgage and Other Notes Receivable	12	1,374		2,121	3.9%	101,529
Total Portfolio	184			$54,616	100.0%	$2,092,795

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	172			$52,495	96.1%	1,991,266
Mortgage and Other Notes Receivable	12			2,121	3.9%	101,529
Total Portfolio	184			$54,616	100.0%	2,092,795

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	64	3,454		$10,836	19.8%	$445,411
Senior Living Campus	6	881		1,975	3.6%	77,624
Total Senior Housing - Need-Driven	70	4,335		12,811	23.4%	523,035
Senior Housing - Discretionary
Entrance-Fee Communities	9	1,587		10,030	18.4%	506,440
Independent Living	28	3,114		11,295	20.7%	502,611
Total Senior Housing - Discretionary	37	4,701		21,325	39.1%	1,009,051
Total Senior Housing	107	9,036		34,136	62.5%	1,532,086
Medical Facilities
Skilled Nursing Facilities	71	8,964		17,134	31.4%	457,252
Hospitals	4	251		2,204	4.0%	62,962
Medical Office Buildings	2	88,517	*	250	0.5%	10,486
Total Medical	77			19,588	35.9%	530,700
Other	—			892	1.6%	30,009
Total Portfolio	184			$54,616	100.0%	2,092,795

Portfolio by Operator Type
Public	53			$11,559	21.2%	$235,709
National Chain (Privately-Owned)	29			12,396	22.7%	534,702
Regional	93			28,628	52.4%	1,255,086
Small	9			2,033	3.7%	67,298
Total Portfolio	184			$54,616	100.0%	2,092,795

For the three months ended March 31, 2015, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Health Services Management; Holiday Retirement; Legend Healthcare; National HealthCare Corp; and Senior Living Communities.

As of March 31, 2015, our average effective annualized rental income was $8,026 per bed for skilled nursing facilities, $8,969 per unit for senior living campuses, $13,487 per unit for assisted living facilities, $14,509 per unit for independent living facilities, $24,379 per unit for entrance fee communities, $42,152 per bed for hospitals, and $11 per square foot for medical office.

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes. At March 31, 2015, such investments had a carrying value of $54,519,000.

Areas of Focus

We are evaluating and will potentially make additional investments during 2015 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for those partners and for NHI.

Within our industry, demand for healthcare real estate continues at high levels, partly attributable to the availability of senior unsecured debt at historically low rates. As a result of this availability of debt and equity capital, a multitude of buyers seeking investment opportunities, including unlisted REITs and private equity funds, have joined to keep capitalization rates low and led NHI to more value-based investment judgments.

As capitalization rates have fallen for existing healthcare facilities, there has been increased interest in constructing new facilities in hopes of generating better returns on invested capital. Using our relationship-driven model, we look for opportunities to support new and existing tenants and borrowers with the capital needed to expand existing facilities and to initiate ground-up development of new facilities in markets where there is demonstrated demand for a particular product type. The projects we agree to finance have attractive upside potential and are expected to provide above-average returns to our shareholders to mitigate the risks inherent with property development and construction.

For the three months ended March 31, 2015, approximately 31% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. In 2009, we began to diversify our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources. While we will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, our current investment focus is on acquiring senior housing assets (including assisted living and memory care facilities, independent living facilities, senior living campuses and entrance-fee communities).

As a result of the Holiday investment we made in December 2013, our revenue from skilled nursing facilities, as a percentage of our total revenue, began to abate. Our December 2014 acquisition of eight Senior Living communities further broadened the private payor model within our portfolio and reduced our exposure to the Government single-payor model. These acquisitions represented continued diversification across asset types and exemplify our strategy of focusing on well-established tenants who are recognized leaders in their industries. Considering individual tenant lease revenue as a percentage of total revenue, Bickford Senior Living is our largest assisted living/memory care tenant, an affiliate of Holiday Retirement is our largest independent living tenant, National HealthCare Corporation is our largest skilled nursing tenant and for 2015, Senior Living Communities is our largest entrance-fee community tenant.

Our shift toward private payor facilities, as well as our recent expansion into the discretionary senior housing market, has resulted in a portfolio that is relatively balanced between medical facilities, need-driven senior housing and discretionary senior housing.

The following table illustrates our total revenue by asset class (in thousands):

	Three Months Ended March 31,
	2015	%	2014	%
Medical Facilities	19,588	36%	18,375	44%
Senior Housing - Need-Driven	12,811	23%	11,573	27%
Senior Housing - Discretionary	21,325	39%	11,287	27%
Other	892	2%	834	2%
	54,616	100%	42,069	100%

As longer term borrowing rates increase, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that have led to an increase in asset prices and likely will lead to increased lease rates, as well. Our cost of capital has increased as we execute our plan to transition some of our short term revolving borrowings at variable interest rates into debt instruments with longer maturities and fixed interest rates. Managing risk involves trade-offs with the competing goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these opposing interests within the context of our investor profile.

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

Our regular and special dividends for the last three years are as follows:

	2015[1]	2014	2013	2012
Regular	$3.40	$3.08	$2.90	$2.64
Special	—	$—	$—	$0.22	[2]
	$3.40	$3.08	$2.90	$2.86

1 Based on $.85 per share for first quarter 2015, annualized
2 Paid to shareholders of record in January 2013

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

We calculate our fixed charge coverage ratio as approximately 6.5x for the three months ended March 31, 2015 (see page 41 for a discussion of Adjusted EBITDA and a reconciliation to our net income). On an annualized basis, our consolidated debt-to-Adjusted EBITDA ratio is approximately 4.3x.

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

Strong demographic trends provide the context for continued growth in 2015 and the years ahead. We plan to fund any new real estate and mortgage investments during 2015 using our liquid assets and debt financing. Should the weight of additional debt as a result of new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through our ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced tenants and borrowers who we make our priority.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for a discussion of critical accounting policies including those concerning revenue recognition, our status as a REIT, principles of consolidation, evaluation of impairments and allocation of property acquisition costs.

Investment Highlights

Since January 1, 2015, we have made or announced the following real estate and note investments (dollars in thousands):

	Properties	Asset Class	Amount
Lease Investments
Bickford Senior Living - new construction	5	SHO	$55,000
Note Investments
Life Care Services - refinancing and new construction	1	SHO	154,500
			$209,500

Timber Ridge

On February 10, 2015, we entered into an agreement to lend Life Care Services, through its LCS-Westminster Partnership III LLP (“LCS-WP”), up to $154,500,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in the Seattle, WA area.

The loan takes the form of two notes under a master credit agreement. The senior loan (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of March 31, 2015. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The loan will be freely prepayable during the last 6 months of its term. The second note ("Note B") is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B over twenty months and anticipate repayment with new resident entrance fees once Phase II opens. The total amount funded on Note B was $11,280,000 as of March 31, 2015.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of one hundred twenty days that will contingently open in year five or upon earlier stabilization of the development, as defined. The loans constitute a variable interest in Phase II of the Timber Ridge project, creating an interest in specified assets of LCS-WP but not in LCS-WP as a whole. We have concluded that LCS-WP meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in its day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment in LCS-WP at amortized cost. We believe our maximum exposure to loss at March 31, 2015, due to this involvement, would be limited to the amount of our loan to LCS-WP.

Bickford

In February 2015 our joint venture with Bickford announced the development of five senior housing facilities in Illinois and Virginia. These five properties will represent the culmination of the plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. Construction is expected to start in early 2015 with openings planned for 2016. The total estimated project cost is $55,000,000. The first three communities, all in Indiana, opened in 2013 and 2014. Each community will consist of 60 private-pay assisted living and memory care units managed by Bickford Senior Living.

Significant Operators

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Three Months Ended March 31,				Lease
	Asset Class	Amount	2015		2014		Renewal
Holiday Retirement	ILF	$493,378	$10,954	21%	$10,954	27%	2031
Senior Living Communities	EFC	476,000	9,855	19%	—	—%	2029
National HealthCare Corporation	SNF	171,297	9,227	17%	9,118	23%	2026
Bickford Senior Living	ALF	259,164	5,804	11%	5,263	13%	2019
All others	Various	591,427	16,655	32%	14,978	37%	Various
		$1,991,266	$52,495		$40,313

RIDEA

As of March 31, 2015, we owned an 85% equity interest and Sycamore, an affiliate of Bickford, owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 31 assisted living/memory care facilities. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85/15 ownership interest with an affiliate of Bickford, who controls the entity. This joint venture is structured to comply with the provisions of RIDEA.

As of March 31, 2015, the carrying value of our investment in the operating company, OpCo, was $9,194,000. The excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole.

The income statements for OpCo include the operating results of 25 stabilized same-store properties and 6 properties that receive special focus by management (the focus properties consisting of 2 underperforming properties where occupancy has not met expectations, 3 newly-developed properties opened in the last fifteen months which have not reached stabilization, and 1 facility acquired from a third party in the fourth quarter of 2014). For accounting purposes we are required to expense the pre-opening expenses and operating losses of newly-developed properties.

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues	$18,467	$15,876

Operating expenses, including management fees	12,692	10,303
Lease expense, including straight-line rent	5,880	5,263
Depreciation and amortization	165	125
Net Income	$(270)	$185

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at March 31, 2015, due to our investment in OpCo, would be limited to our equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared from OpCo since its inception.

In July 2013, we extended a $9,200,000 loan to Sycamore to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a 12% annual interest rate. As a result of this transaction and existing agreements governing our business relationship with Bickford, PropCo has acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan. In February 2015, we granted the extension of the $9,200,000 loan through June 2018 in return for the extension of the purchase option over the same period. Essential terms of the extended loan remain the same. We are monitoring the performance of this portfolio which currently has an NOI that would presume a capitalization rate on PropCo's purchase option price of approximately 7.5%. The loan and the purchase option constitute variable interests of NHI in Sycamore, which is a VIE. However, because NHI is not its primary beneficiary, Sycamore is not subject to consolidation.
Leases

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2015, we did not have any renewing or expiring leases.

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

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators' liquidity and financial condition. On April 15, 2015, the Centers for Medicare & Medicaid Services ("CMS") released a proposed rule outlining a 1.4% increase in their Medicare reimbursement for fiscal 2016 beginning on October 1, 2015. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities. Accordingly, for the near-term, we are treating as cautionary the Federal Government’s recent re-commitment, after debating a ‘chained CPI’ indexing, to fully index Social Security to inflation. In this cautious approach, any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	March 31,		Period Change
	2015	2014	$	%
Revenues:
Rental income
7 EFCs and 1 SLC leased to Senior Living Communities	$7,750	$—	$7,750	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	845	9	836	NM
ALFs leased to RIDEA joint venture with Bickford	5,704	5,150	554	10.8%
ILFs leased to an affiliate of Holiday Retirement	8,338	7,979	359	4.5%
ALFs leased to Chancellor Health Care	814	457	357	78.1%
SNFs leased to Fundamental	1,393	1,344	49	3.6%
Other new and existing leases	21,562	21,179	383	1.8%
	46,406	36,118	10,288	28.5%
Straight-line rent adjustments, new and existing leases	6,089	4,195	1,894	45.1%
Total Rental Income	52,495	40,313	12,182	30.2%
Interest income from mortgage and other notes
Timber Ridge	357	—	357	NM
Capital Funding Group	506	506	—	—%
Other new and existing mortgages	1,258	1,250	8	0.6%
Total Interest Income from Mortgage and Other Notes	2,121	1,756	365	20.8%
Investment income and other	1,135	1,067	68	6.4%
Total Revenue	55,751	43,136	12,615	29.2%
Expenses:
Depreciation
7 EFCs and 1 SLC leased to Senior Living Communities	3,132	—	3,132	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	309	—	309	NM
ALFs leased to RIDEA joint venture with Bickford	1,852	1,643	209	12.7%
ALFs leased to Chancellor Health Care	243	131	112	85.5%
Other new and existing assets	7,478	7,463	15	0.2%
Total Depreciation	13,014	9,237	3,777	40.9%
Interest expense and amortization of debt issuance costs and discounts	8,412	4,742	3,670	77.4%
Debt issuance costs expensed due to credit facility modifications	—	2,145	(2,145)	NM
Legal	104	73	31	42.5%
Franchise, excise and other taxes	134	306	(172)	(56.2)%
Payroll and related compensation expenses	1,509	1,108	401	36.2%
Compliance, consulting and professional fees	354	141	213	151.1%
Non-cash compensation expense	1,464	1,349	115	8.5%
Other expenses	518	337	181	53.7%
	25,509	19,438	6,071	31.2%
Income before equity-method investee and noncontrolling interest	30,242	23,698	6,544	27.6%
Income (loss) from equity-method investee	(229)	158	(387)	(244.9)%
Net income	30,013	23,856	6,157	25.8%
Less: net income attributable to noncontrolling interest	(330)	(323)	(7)	2.2%
Net income attributable to common stockholders	$29,683	$23,533	$6,150	26.1%

NM - not meaningful

Financial highlights of the quarter ended March 31, 2015, compared to 2014 were as follows:

•
Rental income increased $12,182,000 primarily as a result of completing real estate investments of $555,453,000 in 2014. The increase in rental income included a $1,894,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $365,000 primarily due to draws of $39,280,000 on our new loan commitment totaling $154,500,000 to the Timber Ridge entrance fee community as described in Investment Activity. We expect total interest income from our loan portfolio to increase in 2015 as we continue to fund these loans to Timber Ridge on a monthly basis through the remainder of the current fiscal year and into 2016.  Interest income from our loan portfolio is subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense increased $3,777,000 primarily due to new real estate investments completed during 2014 and 2015.

•
Interest expense, including amortization of debt issuance costs and bond discount, increased $3,670,000 as a result of our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•	Payroll and related expenses increased $401,000 due primarily to the award of employee bonuses, payroll taxes and other benefits resulting from the exercise of employee stock options.

•
Consulting and professional fees increased primarily due to the volume of new investments and new financing arrangements. Marketing and promotion expenses increased as the Company continues to expand its awareness among owners and operators in the asset classes in which it has investments.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, dividends received on our investments in the common and preferred shares of other REITs, proceeds from the sales of real property and borrowings from various debt capital sources and the proceeds from the issuance of our common shares. Our primary uses of cash include dividend distributions to our shareholders, debt service payments (both principal and interest), new investments in real estate and notes and for general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Three Months Ended March 31,		One Year Change
	2015	2014	$	%
Cash and cash equivalents at beginning of period	$3,287	$11,312	$(8,025)	(70.9)%
Net cash provided by operating activities	38,564	28,876	9,688	33.6%
Net cash used in investing activities	(43,061)	(22,022)	(21,039)	95.5%
Net cash provided by (used in) financing activities	5,400	(11,921)	17,321	NM
Cash and cash equivalents at end of period	$4,190	$6,245	$(2,055)	(32.9)%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2015 increased as compared to 2014 primarily as a result of the collection of lease payments on new real estate investments since March 2014.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2015 increased primarily due to an increase in real estate investment activity completed during the first three months of 2015 compared to the same period in 2014.

Financing Activities – The change in net cash related to financing activities for the three months ended March 31, 2015 compared to the same period in 2014 is primarily the result of the timing and amount of new debt transactions to pay down our revolving credit facility and fund our acquisitions. Offsetting cash flows provided by financing activities for the three months ended March 31, 2015 was an increase in dividend payments of $4,571,000 in 2015 over 2014.

Liquidity

At March 31, 2015, our liquidity was strong, with $363,077,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock whose per share price ranged between $41 and $48 during the quarter ended March 31, 2015. Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

On January 13, 2015 we issued $125,000,000 of 8-year notes with a coupon of 3.99% and $100,000,000 of 12-year notes with a coupon of 4.51% to a private placement lender. The notes are unsecured and require quarterly payments of interest only until maturity. We used the proceeds from the notes to pay down borrowings on our revolving credit facility. Terms and conditions of the new financing are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

In March 2015 we obtained $78,084,000 in Fannie Mae financing through KeyBank National Association. The debt financing consists of interest-only payments at 3.79% and a 10-year maturity. The mortgages are secured by thirteen properties in NHI’s joint venture with Bickford Senior Living. Proceeds were used to reduce borrowings on NHI's unsecured bank credit facility.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Our average stock price for the quarter ended March 31, 2015, exceeded the conversion price by a small amount, giving rise to a dilutive effect of 18,941 shares on a base of 37,645,265 weighted average diluted common shares.

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

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at March 31, 2015, was $4,864,000.

In March 2014 we entered into an amended $700,000,000 senior unsecured credit facility. The amended credit facility provides for: (1) a $450,000,000 unsecured, revolving credit facility that matures in March 2019 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (18 bps at March 31, 2015); (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR, a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020.

At March 31, 2015, we had $342,500,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Our decision to amend our credit facility was made for the purpose of extending the maturity of a portion of our terms loans to over six years and to expand the amount of funds available to draw on our revolving credit facility.

In February 2015, we completed the establishment of an “at the market” equity distribution program (“ATM program”) under which we may offer and sell shares of our common stock having an aggregate sales price of up to $300,000,000 through a consortium of banks acting as sales agents and/or principals. ATMs are a type of shelf-based offering which provide issuers the ability to sell publicly traded shares from time to time at the prevailing market price at the amount of their choosing. An ATM program offers an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions at a more favorable cost of capital as compared to larger follow-on offerings. By raising funds through the ATM along with borrowings from our credit facility, we expect to continue to maintain our leverage ratio as one of the lowest in our peer group. We continue to explore other various funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing. As of March 15, 2015, we have not raised any proceeds under the ATM program.

We intend to use the net proceeds from the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. The offering will be made pursuant to a prospectus supplement dated February 17, 2015 and a related prospectus dated March 18, 2014, which constitute a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on three of our term loans as of March 31, 2015 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(534)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(2,903)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(5,042)

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2015 and thereafter. During the first three months of 2015, we declared a quarterly dividend of $.85 per common share to shareholders of record on March 31, 2015, payable on May 8, 2015.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For a discussion of our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations below. Our equity method investment in OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. We have no material obligation arising from our investment in OpCo, and we believe our maximum exposure to loss at March 31, 2015, due to this involvement, would be limited to our equity interest.

Our $200,000,000 convertible senior notes (the “Notes”) issued in March 2014 qualify as off-balance sheet instruments. When we issue convertible notes we do so in order to obtain more advantageous interest rates on our debt. Upon conversion, NHI's obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. The conversion price is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes.When the conversion price is in excess of our current stock price, the impact of the conversion option is anti-dilutive to the earnings per share calculation and as such has no effect on our earnings per share disclosure. When our average stock price exceeds conversion rate, currently about $71.81 per share, the conversion feature has a dilutive effect on our reported earnings. For the quarter ended March 31, 2015 our average stock price exceeded the conversion price, yielding a dilutive effect of 18,941 shares to a denominator of 37,645,265 weighted average diluted common shares.

We have classified the conversion feature as a component of our equity as long as NHI retains the option, under various tests, as to means of settlement. Should we be required to reclassify into liabilities the portion, currently $7,487,000, included in equity, there could be a negative impact on our financial statements.

Contractual Obligations and Contingent Liabilities

As of March 31, 2015, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,170,019	$25,731	$102,753	$415,410	$626,125
Real estate purchase liabilities	3,000	3,000	—	—	—
Construction commitments	58,229	58,229	—	—	—
Loan commitments	126,636	126,636	—	—	—
	$1,357,884	$213,596	$102,753	$415,410	$626,125
1 Interest is calculated based on the interest rate at March 31, 2015 through maturity of the term loans, the revolving credit facility, convertible senior notes and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of March 31, 2015. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Life Care Services	SHO	Construction Loan	$154,500,000	$(39,280,000)	$115,220,000
Bickford Senior Living	SHO	Construction	$55,000,000	$(941,000)	$54,059,000
Senior Living Communities	SHO	Revolving Credit	$15,000,000	$(3,725,000)	$11,275,000
Capital Funding Group	Mezz. Note	Revolving Credit	$15,000,000	$(15,000,000)	$—
Chancellor Health Care	SHO	Construction	$8,650,000	$(6,695,000)	$1,955,000
Kentucky River Medical Center	Hospital	Renovation	$8,000,000	$(7,423,000)	$577,000
Santé Partners	SHO	Renovation	$3,500,000	$(2,621,000)	$879,000
Prestige Senior Living	SHO	Renovation	$2,000,000	$(1,941,000)	$59,000
Holiday Retirement	SHO	Renovation	$1,500,000	$(1,500,000)	$—
Senior Living Management	SHO	Renovation	$920,000	$(220,000)	$700,000
Sycamore Street (Bickford affiliate)	SHO	Revolving Credit	$500,000	$(359,000)	$141,000

Contingencies:
Prestige Senior Living	SHO	Lease Inducement	$6,390,000	$—	$6,390,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	$3,550,000	$—	$3,550,000
Discovery Senior Living	SHO	Lease Inducement	$2,500,000	$—	$2,500,000
Santé Partners	Hospital	Loan	$2,000,000	$—	$2,000,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000

Bickford

In February 2015 our joint venture with Bickford announced the development of five senior housing facilities in Illinois and Virginia. Each community will consist of 60 private-pay assisted living and memory care units managed by Bickford. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. Construction on the five is expected to start in mid-2015 with openings planned for 2016. The total estimated project cost is $55,000,000. The first three communities, all in Indiana, opened in 2013 and 2014. Upon completion, the NHI-Bickford joint venture will be comprised of 36 properties in eight states. As of March 31, 2015, pre-development costs incurred on the project totaled $941,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore which holds a minority interest in PropCo. At March 31, 2015 our commitment on the letter of credit totaled $3,550,000.

In June 2014 we entered into a $500,000 revolving loan with Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. At March 31, 2015, the revolving loan had an outstanding balance of $359,000.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community on our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $5,945,000 as of March 31, 2015. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care ("Chancellor"), who has been operating the campus since 1993. We also committed to provide up to $1,150,000 for renovations and improvements related to our recent acquisitions of senior housing communities in Oregon and Maryland, which we have leased to Chancellor. We began renovations during the first quarter of 2014 and had funded $750,000 as of March 31, 2015. We receive rent income on funds advanced for each construction project.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living ("Discovery") of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon obtaining, and maintaining, a specified lease coverage ratio. Remaining payments will be assessed for funding in an amount of $750,000 in September 2015 with the residual potentially due in 2016. As of March 31, 2015, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Holiday Retirement

In connection with our lease with Holiday Retirement, we collected escrow deposits of $1,500,000 for capital improvements to the leased facilities. As of March 31, 2015, we had funded $1,500,000 toward this commitment.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to an affiliate of Community Health Systems to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. Funding for this investment is added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to be completed in 2015. Total construction costs incurred as of March 31, 2015 were $7,423,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Prestige

We have agreed to fund capital improvements of up to $2,000,000 in connection with two of the skilled nursing facilities we lease to Prestige. The capital improvements will be an addition to our original investment in the properties when funded and will be included in the lease base. As of March 31, 2015, we had funded $1,941,000 of this commitment. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements. Contingent payments earned will be included in the lease base when funded.

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

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of March 31, 2015 had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year 2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Senior Living Communities

In connection with our December 2014 Senior Living acquisition, we have provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which will mirror the term of the master lease. Borrowings will be used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $3,725,000 at March 31, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 1.94% at March 31, 2015, plus 6%.

Senior Living Management

We have entered into agreements with our current tenant, Senior Living Management, to fund up to $920,000 for renovations to our facilities in Georgia and Louisiana. As amounts are funded, they are added to the lease base. As of March 31, 2015, we had funded $220,000 toward this commitment.

Signature India

In 2012 we entered into a revolving loan facility of $1,500,000, bearing interest at a current rate of 10%, with a U.S. entity to fund pre-development activities internationally. With the extension of $250,000 in funding on March 31, 2015, the facility is fully drawn.

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from both the operation of the facilities and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of our facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

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

Funds From Operations - FFO

Our FFO per diluted common share for the three months ended March 31, 2015 increased $0.15 (15%) over the same period in 2014. Our normalized FFO per diluted common share for the three months ended March 31, 2015 increased $0.08 (8%) over the same period in 2014. FFO and normalized FFO increased primarily as the result of our new real estate investments since March 2014. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the three months ended March 31, 2015 increased $0.06 (6%) over the same period in 2014 due primarily to the impact of real estate investments completed since March 2014. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the three months ended March 31, 2015 increased $0.06 (6%) over the same period in 2014 due primarily to the impact of real estate investments completed since March 2014. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net income attributable to common stockholders	$29,683	$23,533
Elimination of certain non-cash items in net income:
Depreciation	13,014	9,237
Depreciation related to noncontrolling interest	(278)	(246)
Funds from operations	42,419	32,524
Debt issuance costs expensed due to credit facility modifications	—	2,145
Normalized FFO	42,419	34,669
Straight-line lease revenue, net	(6,089)	(4,195)
Straight-line lease revenue, net, related to noncontrolling interest	15	17
Amortization of original issue discount	271	15
Amortization of debt issuance costs	549	353
Normalized AFFO	37,165	30,859
Non-cash share based compensation	1,464	1,349
Normalized FAD	$38,629	$32,208

BASIC
Weighted average common shares outstanding	37,558,067	33,051,415
FFO per common share	$1.13	$.98
Normalized FFO per common share	$1.13	$1.05
Normalized AFFO per common share	$.99	$.93
Normalized FAD per common share	$1.03	$.97

DILUTED
Weighted average common shares outstanding	37,645,265	33,085,232
FFO per common share	$1.13	$.98
Normalized FFO per common share	$1.13	$1.05
Normalized AFFO per common share	$.99	$.93
Normalized FAD per common share	$1.03	$.97

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2015	2014
Net income	$30,013	$23,856
Interest expense at contractual rates	7,712	4,522
Franchise, excise and other taxes	134	306
Depreciation	13,014	9,237
Amortization of debt issuance costs and bond discount	820	343
Debt issuance costs expensed due to credit facility modifications	—	2,145
Adjusted EBITDA	$51,693	$40,409

Interest expense at contractual rates	$7,712	$4,522
Principal payments	183	276
Fixed Charges	$7,895	$4,798

Fixed Charge Coverage	6.5x	8.4x

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At March 31, 2015, we were exposed to market risks related to fluctuations in interest rates on approximately $107,500,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($342,500,000 at March 31, 2015) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2015, net interest expense would increase or decrease annually by approximately $537,500 or $.01 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	March 31, 2015			December 31, 2014
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$200,000	22.0%	3.25%	$200,000	23.0%	3.25%
Unsecured term loans[2]	475,000	52.3%	4.00%	250,000	28.7%	3.79%
HUD mortgage loans[3]	47,168	5.2%	4.04%	47,352	5.4%	4.04%
Secured mortgage loans[4]	78,084	8.6%	3.79%	—	—	—

Variable rate:
Unsecured revolving credit facility	107,500	11.9%	1.68%	374,000	42.9%	1.66%
	$907,752	100.0%	3.54%	$871,352	100.0%	2.77%

[1] Differs from carrying amount due to unamortized discount.
[2] Includes five term loans in 2015 and three term loans in 2014; rate is a weighted average
[3] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[4] Includes 13 Fannie Mae mortgages
[5] Total is weighted average rate

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of March 31, 2015 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$225,000	$229,337	$238,523	$220,566
Convertible senior notes	200,000	203,675	216,073	204,827
Fannie Mae mortgage loans	78,084	78,084	81,407	74,914
HUD mortgage loans	47,168	51,653	57,212	49,763

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2015, the fair value of our mortgage notes receivable, discounted for estimated changes in the risk-free rate, was approximately $110,298,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $2,315,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $2,420,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $16,387,000 at March 31, 2015, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,639,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2015.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2015, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014.

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

4.2
Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 31, 2014)

4.3
First Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee(incorporated by reference to Exhibit 4.2 to Form 8-K filed March 31, 2014)

10.1
$225 million Note Purchase Agreement dated January 13, 2015 with Prudential Capital Group and certain of its affiliates (incorporated by reference to Exhibit 10.32 to Form 10-K filed February 17, 2015)

10.2	Master Credit Agreement dated February 10, 2015 between the Company and LCS-Westminster Partnership III LLP.

10.3
Multifamily Loan and Security Agreement for Urbandale Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement.

10.4
Multifamily Loan and Security Agreement for Omaha II Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement

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

** In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 7, 2015	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	May 7, 2015	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)