Form 10-Q/A
period 2015-03-31
NATIONAL HEALTH INVESTORS INC
filed 2015-05-15
CIK 877860

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A contains only the cover page, this explanatory note, the signature page and Exhibit 101. The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (the “10-Q”), as filed with the Securities and Exchange Commission on May 7, 2015, is to include eXtensible Business Reporting Language (XBRL) information in Exhibit 101 that was excluded from the timely filed Original Filing, as provided for under Rule 405 of the SEC’s Regulation S-T. This Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information included in the Original Filing remains unchanged.

Exhibit 101 provides the following items formatted in XBRL: (1) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (2) Condensed Consolidated Statements of Income for the Quarters Ended March 31, 2015 and 2014; (3) Condensed Consolidated Statements of Comprehensive Income for the Quarters Ended March 31, 2015 and 2014; (4) Condensed Consolidated Statements of Equity for the Quarters Ended March 31, 2015 and 2014; (5) Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2015 and 2014; and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 15, 2015	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	May 15, 2015	/s/ Roger R. Hopkins
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