Form 10-Q
period 2015-06-30
NATIONAL HEALTH INVESTORS INC
filed 2015-08-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 37,566,221 shares of common stock outstanding of the registrant as of August 4, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets:
Real estate properties:
Land	$130,340	$127,566
Buildings and improvements	1,843,519	1,854,855
Construction in progress	10,219	6,428
	1,984,078	1,988,849
Less accumulated depreciation	(233,202)	(212,300)
Real estate properties, net	1,750,876	1,776,549
Mortgage and other notes receivable, net	99,681	63,630
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	3,293	3,287
Marketable securities	14,664	15,503
Straight-line rent receivable	47,462	35,154
Equity-method investment and other assets	50,245	50,705
Assets held for sale, net of depreciation	8,467	—
Total Assets	$2,012,820	$1,982,960

Liabilities and Equity:
Debt	$893,032	$862,726
Accounts payable and accrued expenses	14,432	15,718
Dividends payable	31,931	28,864
Lease deposit liabilities	21,275	21,648
Real estate purchase liabilities	3,000	3,000
Deferred income	2,643	1,071
Total Liabilities	966,313	933,027

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
37,566,221 and 37,485,902 shares issued and outstanding, respectively	376	375
Capital in excess of par value	1,035,318	1,033,896
Cumulative dividends in excess of net income	(3,566)	(569)
Accumulated other comprehensive income	4,555	6,223
Total National Health Investors Stockholders' Equity	1,036,683	1,039,925
Noncontrolling interest	9,824	10,008
Total Equity	1,046,507	1,049,933
Total Liabilities and Equity	$2,012,820	$1,982,960

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2014 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues:
Rental income	$52,670	$41,353	$105,165	$81,666
Interest income from mortgage and other notes	2,521	1,748	4,642	3,504
Investment income and other	1,122	1,059	2,257	2,126
	56,313	44,160	112,064	87,296
Expenses:
Depreciation	13,004	9,540	26,017	18,777
Interest, including amortization of debt discount and issuance costs	9,287	6,829	17,699	13,715
Legal	75	10	179	83
Franchise, excise and other taxes	104	406	238	712
General and administrative	2,514	1,850	6,358	4,785
Loan recovery	(491)	—	(491)	—
	24,493	18,635	50,000	38,072

Income before equity-method investee and noncontrolling interest	31,820	25,525	62,064	49,224
Income (loss) income from equity-method investee	(283)	52	(513)	210
Net income	31,537	25,577	61,551	49,434
Less: net income attributable to noncontrolling interest	(355)	(283)	(685)	(606)
Net income attributable to common stockholders	$31,182	$25,294	$60,866	$48,828

Weighted average common shares outstanding:
Basic	37,566,221	33,052,750	37,562,144	33,052,083
Diluted	37,607,117	33,087,283	37,626,192	33,086,258

Earnings per common share:
Net income attributable to common stockholders - basic	$.83	$.77	$1.62	$1.48
Net income attributable to common stockholders - diluted	$.83	$.76	$1.62	$1.48

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$31,537	$25,577	$61,551	$49,434
Other comprehensive income:
Change in unrealized gains (losses) on securities	(1,723)	553	(839)	1,341
Increase (decrease) in fair value of cash flow hedge	3,635	(2,079)	1,305	(3,137)
Less: reclassification adjustment for amounts recognized in net income	(1,177)	(1,190)	(2,134)	(1,718)
Total other comprehensive income (loss)	735	(2,716)	(1,668)	(3,514)
Comprehensive income	32,272	22,861	59,883	45,920
Less: comprehensive income attributable to noncontrolling interest	(355)	(283)	(685)	(606)
Comprehensive income attributable to common stockholders	$31,917	$22,578	$59,198	$45,314

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$61,551	$49,434
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	26,017	18,777
Amortization	1,709	1,081
Straight-line rental income	(12,308)	(8,490)
Write-off of debt issuance costs	—	2,145
Loan recovery	(491)	—
Share-based compensation	1,697	1,573
(Income) loss from equity-method investee	513	(210)
Change in operating assets and liabilities:
Equity-method investment and other assets	740	(381)
Accounts payable and accrued expenses	(1,004)	177
Deferred income	1,572	(2,486)
Net cash provided by operating activities	79,996	61,620
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(52,580)	(1,214)
Collection of mortgage and other notes receivable	16,765	999
Investment in real estate	(3,261)	(29,423)
Investment in real estate development	(4,571)	(3,320)
Investment in renovations of existing real estate	(1,816)	(2,076)
Payment of real estate purchase liability	—	(1,600)
Net cash used in investing activities	(45,463)	(36,634)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(273,000)	(51,000)
Proceeds from convertible senior notes	—	200,000
Proceeds from issuance of secured debt	78,084	130,000
Borrowings on term loans	225,000	—
Payments on term loans	(368)	(250,526)
Debt issuance costs	(2,305)	(7,007)
Equity offering costs	(275)	—
Proceeds from exercise of stock options	1	—
Distributions to noncontrolling interest	(869)	(865)
Dividends paid to stockholders	(60,795)	(49,743)
Net cash used in financing activities	(34,527)	(29,141)

Increase (decrease) in cash and cash equivalents	6	(4,155)
Cash and cash equivalents, beginning of period	3,287	11,312
Cash and cash equivalents, end of period	$3,293	$7,157

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2015	2014
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$13,723	$8,886
Supplemental disclosure of non-cash investing and financing activities:
Tax deferred exchange funds applied to investment in real estate	$—	$23,813
Conditional consideration in asset acquisition	$—	$3,000
Accounts payable related to investments in real estate	$1,112	$2,103
Conversion of note balance into real estate investment	$255	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2014	37,485,902	$375	$1,033,896	$(569)	$6,223	$1,039,925	$10,008	$1,049,933
Total comprehensive income	—	—	—	60,866	(1,668)	59,198	685	59,883
Distributions to noncontrolling interest	—	—	—	—	—	—	(869)	(869)
Equity offering costs	—	—	(275)	—	—	(275)	—	(275)
Shares issued on stock options exercised	80,319	1	—	—	—	1	—	1
Share-based compensation	—	—	1,697	—	—	1,697	—	1,697
Dividends declared, $1.70 per common share	—	—	—	(63,863)	—	(63,863)	—	(63,863)
Balances at June 30, 2015	37,566,221	$376	$1,035,318	$(3,566)	$4,555	$1,036,683	$9,824	$1,046,507

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., ("NHI" or the "Company") believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments that are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2014 consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2014 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

Principles of Consolidation - The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities ("VIE") where the Company controls the operating activities of the VIE, if any. All intercompany transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests.

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

We apply Financial Accounting Standards Board ("FASB") guidance for our arrangements with variable interest entities ("VIEs") which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. In accordance with FASB guidance, management must evaluate each of the Company’s contractual relationships which creates a variable interest in other entities. If the Company has a variable interest and the entity is a VIE, then management must determine whether or not the Company is the primary beneficiary of the VIE. If it is determined that the Company is the primary beneficiary, NHI consolidates the VIE.

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At June 30, 2015, we held an interest in 3 unconsolidated VIEs, consisting of 1) two construction mortgage notes receivable aggregating $48,501,000 from an unconsolidated VIE of whom we concluded that NHI was not the primary beneficiary; 2) a note receivable from, a guarantee on a letter of credit for, and a purchase option with, an unconsolidated VIE of whom we concluded that NHI was not the primary beneficiary; and 3) our joint venture in an operating company organized under provisions of the REIT Investment Diversification and Empowerment Act, (“RIDEA”) of which we concluded that NHI was not the primary beneficiary. See Note 3 for more information on our joint venture and Note 4 for information on the notes receivable and purchase option. Our direct support of the above VIEs has been limited to the transactions described herein, and any decision to furnish additional direct support would be at our discretion and not obligatory. We believe our exposure to loss as a result of our involvement with these unconsolidated VIEs would be limited to our carrying value of these investments and the amount of our commitment as guarantor under the letter of credit.

We apply FASB guidance related to investments in joint ventures based on the type of controlling rights held by the members' interests in limited liability companies that may preclude consolidation by the majority equity owner in certain circumstances in which the majority equity owner would otherwise consolidate the joint venture.

We structure our joint ventures to be compliant with the provisions of RIDEA, which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and is designed to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a taxable REIT subsidiary ("TRS"). Accordingly, the TRS holds our equity interest in an unconsolidated operating company, which we do not control, and provides an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests.

Equity-Method Investment - We report our TRS' investment in an unconsolidated entity, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this accounting method, our pro rata share of the entity's earnings or losses is included in our Condensed Consolidated Statements of Income. Additionally, we adjust our investment carrying amount to reflect our share of changes in an equity-method investee's capital resulting from its capital transactions.

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

Earnings Per Share - The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options using the treasury stock method, to the extent dilutive, and also incorporate the potential dilutive impact of our 3.25% convertible senior notes due 2021. We apply the treasury stock method to our convertible debt instruments, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings per share unless the average share price of our common stock for the period exceeds the conversion price per share.

New Accounting Pronouncements - In February 2015 the FASB issued Amendments to the Consolidation Analysis, under ASU 2015-02, which is generally effective for fiscal years and interim periods beginning after December 15, 2015. ASU 2015-02 changes the consolidation analysis for all reporting entities. The changes primarily affect the consolidation of limited partnerships and their equivalents (e.g., limited liability corporations), the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, as well as structured vehicles such as collateralized debt obligations. We have yet to determine the method by which ASU 2015-02 will be adopted in 2016, and we are continuing to study the effect that our eventual adoption of this standard will have on our reported financial position and results of operations, the extent of which cannot be reasonably estimable at this time.

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

NOTE 2. REAL ESTATE

As of June 30, 2015, we owned 174 health care real estate properties located in 31 states and consisting of 105 senior housing communities, 64 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding pre-development costs of $486,000 and our corporate office of $910,000) consisted of properties with an original cost of approximately $1,982,683,000, rented under triple-net leases to 24 lessees.

Holiday

As of June 30, 2015, we leased 25 independent living facilities to NH Master Tenant, LLC, an affiliate of Holiday Retirement ("Holiday"). The master lease term of 17 years began in December 2013 and provides for 2015 cash rent of $33,351,000 plus annual escalators of 4.5% in 2016 and 2017 and a minimum of 3.5% each year thereafter.

Of our total revenues, $10,954,000 (19%) and $10,954,000 (25%) were derived from Holiday for the three months ended June 30, 2015 and 2014, including $2,616,000 and $2,975,000 in straight-line rent, respectively. For the six months ended June 30, 2015 and 2014, of our total revenues, $21,908,000 (20%) and $21,908,000 (25%) were derived from Holiday including $5,233,000 and $5,951,000 in straight-line rent, respectively. NH Master Tenant, LLC continues to operate the facilities pursuant to a management agreement with a Holiday-affiliated manager.

Bickford

As of June 30, 2015, we owned an 85% equity interest and Sycamore Street, LLC ("Sycamore"), an affiliate of Bickford Senior Living ("Bickford"), owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 31 assisted living/memory care facilities plus 5 facilities in pre-development and development. The facilities are leased to an operating company, ("OpCo"), in which we retain a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture is structured to comply with the provisions of RIDEA.

In February 2015 the joint venture announced it would develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and will consist of 60 private-pay assisted living and memory care units. Construction started in mid-2015, with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. In June 2015 we purchased land for two of the five planned assisted living facilities. Total capitalized costs related to these properties as of June 30, 2015, including land purchases, were $3,842,000. We have accumulated an additional $486,000 in pre-development costs for the remaining three sites.

As of June 30, 2015, the annual contractual rent from OpCo to PropCo is $23,195,000, plus fixed annual escalators. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. Of our total revenues, $5,890,000 (10%) and $5,202,000 (12%) were recognized as rental income from Bickford for the three months ended June 30, 2015 and 2014, and $11,695,000 (10%) and $10,465,000 (12%) for the six months ended June 30, 2015 and 2014, respectively.

NHC

As of June 30, 2015, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities in New England.

The 1991 lease has been amended to extend the lease expiration to December 31, 2026. There are two additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of the increase in each facility's revenue over a 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current year	$596	$573	$1,192	$1,139
Prior year final certification[1]	—	—	94	15
Total percentage rent income	$596	$573	$1,286	$1,154
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,133,000 (16%) and $9,109,000 (21%) were derived from NHC for the three months ended June 30, 2015 and 2014, respectively, and $18,360,000 (16%) and $18,227,000 (21%) for the six months ended June 30, 2015 and 2014, respectively.

Senior Living Communities

Beginning in December 2014 we leased eight retirement communities with 1,671 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease contains two 5-year renewal options and provides for initial cash rent of $31,000,000, plus annual escalators of 4% in years two through four and 3% thereafter.

For the eight Senior Living properties acquired by us in December 2014 in a transaction accounted for as a business combination, the unaudited pro forma revenue, net income and net income available to common stockholders of the combined entity for the three and six months ended June 30, 2014 is provided below as if the acquisition date had been January 1, 2013 (in thousands except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Revenue	$54,015	$107,007
Net income	$30,148	$58,600
Net income available to common stockholders	$29,865	$57,994
Earnings per common share - basic	$0.80	$1.55
Earnings per common share - diluted	$0.80	$1.55

Supplemental pro forma information above includes revenues from the lease recognized on a straight-line basis, depreciation, and appropriate interest costs.

Of our total revenues for the three and six months ended June 30, 2015, we recorded $9,855,000 (18%) and $19,711,000 (18%), respectively, in lease revenue from Senior Living, of which $2,105,000 and $4,211,000 respectively, represented straight-line rent. Net earnings from this acquisition were $4,570,000 and $9,166,000 for the same periods.

Assets Held for Sale

We are committed to a plan to sell the last two skilled nursing facilities of a disposal group that was originally under contract and classified during 2011 and 2012 as held-for-sale. As previously disclosed, the sale for the disposal group as a whole, being subject to certain conditions precedent as to financing, did not occur. NHI then proceeded to dispose of three of the properties in December 2013, the first of the group having been sold in 2011. On completion of these disposals to our tenant, Fundamental, a monthly rental of $250,000 was attached to the two remaining skilled nursing facilities through the end of the original lease term, February 2016, the properties having an average age in excess of 40 years. With the impending cessation of the lease, the two properties are being aggressively marketed for immediate sale under conditions less favorable than those prevailing in 2011. Using discounted cash flow techniques, NHI has evaluated the properties, with a carrying value of $8,467,000, for potential impairment and has concluded that no impairment should be recorded at this time. The two properties do not meet the accounting criteria to be reported as a discontinued operation as their disposal will not result in a strategic shift that would have a major effect on our operations or financial results.

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Equity-method investment in OpCo	$8,911	$9,424
Debt issuance costs	12,677	11,491
Accounts receivable and other assets	2,907	3,818
Reserves for replacement, insurance and tax escrows	4,475	4,324
Lease escrow deposits	21,275	21,648
	$50,245	$50,705

Upon the acquisition of our investment in OpCo in 2012, our purchase price was allocated to the assets acquired based upon their estimated relative fair values. We account for this investment using the equity method because OpCo is intended to be self-financing, and we do not control the entity, nor do we have any role in its day-to-day management. Financial reporting standards for equity method investments require that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as though OpCo were a consolidated subsidiary. Accordingly, the excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment. We noted no decline in values as of June 30, 2015.

At June 30, 2015, we held $21,275,000 as a lease security deposit on our 17-year Holiday lease that commenced in December 2013 and is payable to Holiday at the end of the lease term.

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

Debt issuance costs are being amortized over the expected term of the debt instruments to which they are related.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At June 30, 2015, we had investments in mortgage notes receivable with a carrying value of $67,762,000, secured by real estate and UCC liens on the personal property of 9 health care properties, and other notes receivable with a carrying value of $31,919,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at June 30, 2015.

Repayments

In June 2015 Santé Partners, LLC (“Santé”) repaid its $11,700,000 mortgage obligation originally scheduled to come due on July 31. The mortgage was secured by a 70-bed transitional rehabilitation center, for which NHI had held a purchase option. Additionally, in June 2015, NHI was repaid in full on a $1,000,000 mortgage note secured by a skilled nursing facility in Texas.

Timber Ridge

In February 2015, we entered into an agreement to lend LCS-Westminster Partnership III LLP (“LCS-WP”), and affiliate of Life Care Services, the manager of the facility, up to $154,500,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in the Seattle, WA area.

The loan takes the form of two notes under a master credit agreement. The senior loan (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of June 30, 2015. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The loan will be freely prepayable during the last 6 months of its term. The second note ("Note B") is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B over eighteen months and anticipate substantial repayment with new resident entrance fees upon the opening of Phase II. The total amount funded on Note B was $20,501,000 as of June 30, 2015.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. Because we neither control the entity, nor have any role in its day-to-day management, we account for our investment in LCS-WP at amortized cost.

Senior Living Communities

In connection with the December 2014 Senior Living acquisition, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $5,647,000 at June 30, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.35% at June 30, 2015, plus 6%.

Sycamore

In July 2013 we extended a $9,200,000 loan to our joint venture partner, Sycamore, to fund a portion of their acquisition from a third party of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a 12% annual interest. As a result of the loan, PropCo acquired a $97,000,000 purchase option exercisable over the term of the loan, covering all of the properties, in whole or in part. Terms of the loan and the purchase option have been extended through June 2018. In June 2014 we entered into a $500,000 revolving loan to Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note, as extended, matures in June 2018. At June 30, 2015, the revolving loan had an outstanding balance of $373,000. Sycamore is intended to be self-financing, and our direct support has been limited to the loans described herein and a $3,550,000 letter of credit for the benefit of Sycamore. However, because we do not control Sycamore, nor do we have any role in the day-to-day management, we account for loans provided to Sycamore at historical cost.

Recovery

In June 2015 we received $491,000 as a secured creditor in the final settlement of a bankruptcy proceeding.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We recognized $818,000 and $1,636,000 in preferred dividend income from LTC (a publicly-traded REIT) for the three and six months ended June 30, 2015 and 2014, respectively, on our investment in 2,000,000 shares of their cumulative preferred stock carried at its original cost of $38,132,000. The preferred stock, which was purchased in September 1998, is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. The non-voting preferred stock is convertible into 2,000,000 shares of LTC common stock whose closing price at June 30, 2015 was $41.60 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. While not the fair value of our preferred stock investment, we provide the above information as pertinent to the reader's estimation of the fair value of our investment. In accordance with ASC Topic 825 Financial Instruments, paragraph 10-50 Disclosure-Overall, we have determined that it is not practicable to estimate the fair value of our cost basis investment in preferred stock due to excessive costs related to inherent subjectivities in refining the estimate to a degree that is likely to materially augment the information provided above. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value.

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

Marketable securities consist of the following (in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$14,664	$4,088	$15,503

Gross unrealized gains related to available-for-sale securities were $10,576,000 at June 30, 2015 and $11,415,000 at December 31, 2014.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Revolving credit facility - unsecured	$101,000	$374,000
Convertible senior notes - unsecured (net of discount of $6,418)	193,582	193,037
Bank term loans - unsecured	250,000	250,000
HUD mortgage loans (net of discount of $1,618)	45,366	45,689
Private placement term loans - unsecured	225,000	—
Fannie Mae term loans - secured, non-recourse	78,084	—
	$893,032	$862,726

Aggregate principal maturities of debt as of June 30, 2015 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended June 30
2016	$755
2017	781
2018	808
2019	101,835
2020	250,864
Thereafter	546,025
901,068
Less: discount	(8,036)
$893,032

In June 2015 we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 unsecured, revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (19 bps at June 30, 2015); (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. At closing, the new facility replaced a smaller credit facility last amended in March 2014 that provided for $700,000,000 of total commitments. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At June 30, 2015 we had $449,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

In March 2015 we obtained $78,084,000 in Fannie Mae financing through KeyBank National Association. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties in NHI’s joint venture with Bickford. Proceeds were used to reduce borrowings on NHI's unsecured bank credit facility. The notes are secured by the facilities previously pledged as security on Fannie Mae term debt that was retired in December 2014.

In January 2015 we issued $125,000,000 of 8-year notes with a coupon of 3.99% and $100,000,000 of 12-year notes with a coupon of 4.51% to a private placement lender. The notes are unsecured and require quarterly payments of interest only until maturity. We used the proceeds from the notes to pay down borrowings on our revolving credit facility. Terms and conditions of the new financing are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an "optional net-share settlement conversion feature," meaning that upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Our average stock price in for the second quarter of 2015 is less than the conversion price, making the conversion option anti-dilutive for the three months ended June 30, 2015. For the year-to-date period, 2015 dilution is determined by computing an average of incremental shares included in each quarterly diluted EPS computation, resulting in a dilutive effect of the conversion feature of 9,471 shares for the six months ended June 30, 2015.

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

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at June 30, 2015, was $4,629,000.

Our HUD mortgage loans are secured by ten properties in our joint venture with Bickford. Nine mortgage notes require monthly payments of principal and interest from 4.65% to 4.75% in the first year and from 4.3% to 4.4% thereafter (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,408,000 and a net book value of $7,790,000, which approximates fair value.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest expense at contractual rates	$8,511	$6,178	$16,223	$10,700
Capitalized interest	(84)	(88)	(204)	(211)
Amortization of debt issuance costs and debt discount	860	739	1,680	1,081
Debt issuance costs expensed due to credit facility modifications	—	—	—	2,145
Total interest expense	$9,287	$6,829	$17,699	$13,715

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of June 30, 2015 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(339)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(2,045)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(3,637)

See Note 11 for fair value disclosures about our variable and fixed rate debt and interest rate swap agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

In February 2015 our joint venture with Bickford announced plans to develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and consist of 60 private-pay assisted living and memory care units. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. Pre-development and land acquisition on the five facilities started in mid-2015 with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. As of June 30, 2015, land and pre-development costs incurred on the project totaled $4,328,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore which holds a minority interest in PropCo. At June 30, 2015 our commitment on the letter of credit totaled $3,550,000.

In June 2014 we entered into a $500,000 revolving loan with Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note, as extended, matures in June 2018. At June 30, 2015, the revolving loan had an outstanding balance of $373,000.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community on our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $6,965,000 as of June 30, 2015. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care ("Chancellor"), who has been operating the campus since 1993. We also committed to provide up to $1,150,000 for renovations and improvements related to our recent acquisitions of senior housing communities in Oregon and Maryland, which we have leased to Chancellor. We began renovations during the first quarter of 2014 and had funded $573,000 as of June 30, 2015. We receive rent income on funds advanced for each construction project.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living ("Discovery") of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon gaining, and maintaining, a specified lease coverage ratio. Remaining payments will be assessed for funding in an amount of $750,000 in September 2015 with the residual potentially due in 2016. As of June 30, 2015, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to an affiliate of Community Health Systems to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. Funding for this investment is added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to be completed in 2015. Total construction costs incurred as of June 30, 2015 were $7,461,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Prestige

We agreed to fund capital improvements of up to $2,000,000 in connection with two of the skilled nursing facilities we lease to Prestige Senior Living. As of June 30, 2015, we had fully funded this commitment. The capital improvements were added to our original investment in the properties and are included in the lease base. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements. Contingent payments earned will be included in the lease base when funded.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of June 30, 2015, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year 2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Senior Living Communities

In connection with our December 2014 Senior Living acquisition, we have provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease. Borrowings will be used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $5,647,000 at June 30, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.35% at June 30, 2015, plus 6%.

Senior Living Management

We have entered into agreements with our current tenant, Senior Living Management, to fund up to $920,000 for renovations to our facilities in Georgia and Louisiana. As amounts are funded, they are added to the lease base. As of June 30, 2015, we had funded $224,000 toward this commitment.

Signature

In 2012 we provided an affiliate of Signature Senior Living with a revolving loan facility of $1,500,000, bearing interest at a current rate of 10%, to fund pre-development activities internationally. With the extension of $250,000 in funding on March 31, 2015, the facility is fully drawn.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of June 30, 2015, there were 305,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant. Through a vote of our shareholders on May 7, 2015, we have increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company's ability to re-issue shares under the Plan.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of June 30, 2015, the 2005 Plan has expired and no additional shares may be granted under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended June 30, 2015 and 2014 was $233,000 and $223,000, respectively, and for the six months ended June 30, 2015 and 2014 was $1,697,000 and $1,573,000, respectively.

At June 30, 2015, we had, net of expected forfeitures, $898,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2015 - $466,000, 2016 - $386,000 and 2017 - $46,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options:

	Six Months Ended
	June 30,
	2015	2014
Options outstanding January 1,	871,671	516,674
Options granted under 2012 Plan	450,000	400,000
Options granted under 2005 Plan	20,000	—
Options exercised under 2012 Plan	(421,657)	—
Options exercised under 2005 Plan	(50,002)	(13,334)
Options outstanding, June 30,	870,012	903,340

Exercisable at June 30,	596,664	676,659

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$31,182	$25,294	$60,866	$48,828

BASIC:
Weighted average common shares outstanding	37,566,221	33,052,750	37,562,144	33,052,083

DILUTED:
Weighted average common shares outstanding	37,566,221	33,052,750	37,562,144	33,052,083
Stock options	40,896	34,533	54,577	34,175
Convertible subordinated debentures	—	—	9,471	—
Average dilutive common shares outstanding	37,607,117	33,087,283	37,626,192	33,086,258

Net income per common share - basic	$.83	$.77	$1.62	$1.48
Net income per common share - diluted	$.83	$.76	$1.62	$1.48

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	51,643	31,575	22,401	31,936

Regular dividends declared per common share	$.85	$.77	$1.70	$1.54

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	June 30, 2015	December 31, 2014
Level 1
Common stock of other healthcare REITs	Marketable securities	$14,664	$15,503

Level 2
Interest rate swap asset	Other assets	$—	$—
Interest rate swap liability	Accrued expenses	6,021	$5,193

Level 3
Contingent consideration	Real estate purchase liabilities	$3,000	$3,000

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015 and 2014 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements, net	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2015
Contingent consideration	$3,000	$—	$—	$—	$3,000	$—

2014
Contingent consideration	$2,600	$—	$—	$1,400	$4,000	$—

Carrying values and fair values of financial instruments that are not carried at fair value at June 30, 2015 and December 31, 2014 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2015	2014	2015	2014
Level 2
Variable rate debt	$351,000	$624,000	$351,000	$624,000
Fixed rate debt	$542,032	$238,726	$548,032	$254,150

Level 3
Mortgage and other notes receivable	$99,681	$63,630	$108,198	$72,435

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility are reasonably estimated at their carrying value at June 30, 2015 and December 31, 2014, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 12. SUBSEQUENT EVENTS

Real Estate Investment

East Lake

On July 1, 2015, we acquired one senior living campus in Nashville and two assisted living/memory care facilities in Indianapolis and Charlotte for $66,900,000 in cash. In addition, NHI has committed to a lessee earn out of $8,000,000 contingent on reaching and maintaining certain metrics, a contingent earn out of $750,000 payable to the seller upon reaching certain metrics, and the funding of an additional $400,000 for specified capital improvements.

We leased the facilities to East Lake Capital Management (“East Lake”) for an initial term of 10 years, plus renewal options. The lease calls for an annual payment of $4,683,000 in the first year with fixed annual escalators of 3.5% through year four and 3.0% thereafter. In conjunction with the lease, East Lake acquired a purchase option on the properties as a whole, subject to escalation on a basis consistent with rental escalations and other funding in place. The option is exercisable beginning in year six of the lease for approximately $82,000,000.

Bickford

On July 31, 2015, our subsidiary, PropCo, acquired a 92 unit assisted living/memory care facility located in Lancaster, Ohio for $21,000,000 in cash.Valuation was based on an 8.0% capitalization rate on its trailing net operating income performance. The facility was leased under terms structured to comply with provisions of RIDEA, to the operating company, OpCo, of which we retain an 85/15 ownership interest with Bickford, as discussed in Note 2. Because the facility was owner-occupied by a third party, the acquisition was accounted for as an asset purchase.

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

Executive Overview

National Health Investors, Inc., is a self-managed real estate investment trust ("REIT") specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of real estate investments in independent, assisted and memory care communities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include mortgages and notes, the preferred stock and marketable securities of other REITs, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through this RIDEA joint venture, we invest in facility operations managed by independent third-parties. For the six months ended June 30, 2015, our investment portfolio generated $112,064,000 of income. We fund our real estate investments primarily through: (1) cash flow, (2) debt offerings, including bank lines of credit and ordinary term debt, and (3) the sale of equity securities.

Portfolio

At June 30, 2015, our operations consisted of investments in real estate and mortgage and other notes receivable involving 183 facilities located in 31 states. These investments involve 108 senior housing communities, 70 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding pre-development costs of $486,000 and our corporate office of $910,000) consisted of properties with an original cost of approximately $1,982,683,000, rented under triple-net leases to 24 lessees, and $99,681,000 aggregate carrying value of mortgage and other notes receivable due from 16 borrowers.

We classify all of the properties in our portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing communities as either need-driven (assisted and memory care communities and senior living campuses) or discretionary (independent living and entrance-fee communities.) For the table below, 2 parcels of land acquired have been included in their intended category.

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

Medical Properties within our portfolio primarily receive payment from Medicare, Medicaid and health insurance. These properties include skilled nursing facilities ("SNF"), medical office buildings and specialty hospitals that attract patients who have a need for acute or complex medical attention, preventative medicine, or a need for rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of Hospitals, JCAHO accreditation.

The following tables summarize our gross investments in real estate and mortgage and other notes receivable and year-to-date revenue as of June 30, 2015 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	63	3,024		$20,906	19.0%	$430,991
Senior Living Campus	7	1,001		4,501	4.1%	89,934
Total Senior Housing - Need-Driven	70	4,025		25,407	23.1%	520,925
Senior Housing - Discretionary
Independent Living	28	3,114		22,576	20.6%	503,512
Entrance-Fee Communities	7	1,587		19,345	17.6%	467,160
Total Senior Housing - Discretionary	35	4,701		41,921	38.2%	970,672
Total Senior Housing	105	8,726		67,328	61.3%	1,491,597
Medical Facilities
Skilled Nursing Facilities	64	8,370		33,507	30.5%	429,469
Hospitals	3	181		3,830	3.5%	51,130
Medical Office Buildings	2	88,517	*	500	0.5%	10,487
Total Medical Facilities	69			37,837	34.5%	491,086
Total Real Estate Properties	174			$105,165	95.8%	$1,982,683

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	2	190		$408	0.4%	$6,126
Senior Housing - Discretionary	1	400		1,126	1.0%	48,501
Medical Facilities	6	450		1,269	1.2%	13,135
Other Notes Receivable	—	—		1,839	1.6%	31,919
Total Mortgage and Other Notes Receivable	9	1,040		4,642	4.2%	99,681
Total Portfolio	183			$109,807	100.0%	$2,082,364

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	174			$105,165	95.8%	1,982,683
Mortgage and Other Notes Receivable	9			4,642	4.2%	99,681
Total Portfolio	183			$109,807	100.0%	2,082,364

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	65	3,214		$21,314	19.4%	$437,117
Senior Living Campus	7	1,001		4,501	4.1%	89,934
Total Senior Housing - Need-Driven	72	4,215		25,815	23.5%	527,051
Senior Housing - Discretionary
Entrance-Fee Communities	8	1,987		20,471	18.6%	515,661
Independent Living	28	3,114		22,576	20.6%	503,512
Total Senior Housing - Discretionary	36	5,101		43,047	39.2%	1,019,173
Total Senior Housing	108	9,316		68,862	62.7%	1,546,224
Medical Facilities
Skilled Nursing Facilities	70	8,820		34,202	31.1%	442,604
Hospitals	3	181		4,404	4.0%	51,130
Medical Office Buildings	2	88,517	*	500	0.5%	10,487
Total Medical	75			39,106	35.6%	504,221
Other	—			1,839	1.7%	31,919
Total Portfolio	183			$109,807	100.0%	2,082,364

Portfolio by Operator Type
Public	53			$23,078	21.0%	$258,976
National Chain (Privately-Owned)	29			24,792	22.6%	498,811
Regional	92			57,870	52.7%	1,257,294
Small	9			4,067	3.7%	67,283
Total Portfolio	183			$109,807	100.0%	2,082,364

For the six months ended June 30, 2015, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Health Services Management; Holiday Retirement; Legend Healthcare; National HealthCare Corp; and Senior Living Communities.

As of June 30, 2015, our average effective annualized rental income was $8,006 per bed for skilled nursing facilities, $8,993 per unit for senior living campuses, $13,826 per unit for assisted living facilities, $14,500 per unit for independent living facilities, $24,379 per unit for entrance fee communities, $42,319 per bed for hospitals, and $11 per square foot for medical office.

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes. At June 30, 2015, such investments had a carrying value of $52,796,000.

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

For the six months ended June 30, 2015, approximately 31% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. In 2009, we began to diversify our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources. While we will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, our current investment focus is on acquiring senior housing assets (including assisted living and memory care facilities, independent living facilities, senior living campuses and entrance-fee communities).

As a result of the Holiday investment we made in December 2013, our revenue from skilled nursing facilities, as a percentage of our total revenue, began to abate. Our December 2014 acquisition of eight Senior Living communities further broadened the private payor model within our portfolio and reduced our exposure to the Government single-payor model. These acquisitions represent continued diversification across asset types and exemplify our strategy of focusing on well-established tenants who are recognized leaders in their industries. Considering individual tenant lease revenue as a percentage of total revenue, Bickford Senior Living is our largest assisted living/memory care tenant, an affiliate of Holiday Retirement is our largest independent living tenant, National HealthCare Corporation is our largest skilled nursing tenant and for 2015, Senior Living Communities is our largest entrance-fee community tenant.

Our shift toward private payor facilities, as well as our recent expansion into the discretionary senior housing market, has resulted in a portfolio that is relatively balanced between medical facilities, need-driven senior housing and discretionary senior housing.

The following table illustrates our total portfolio revenue by asset class (in thousands):

	Six Months Ended June 30,
	2015	%	2014	%
Medical Facilities	39,106	36%	37,588	44%
Senior Housing - Need-Driven	25,815	23%	23,310	27%
Senior Housing - Discretionary	43,047	39%	22,564	27%
Other	1,839	2%	1,708	2%
	109,807	100%	85,170	100%

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

Our projected regular and special dividends for the current year and actual dividends for the last three years are as follows:

	2015[1]	2014	2013	2012
Regular	$3.40	$3.08	$2.90	$2.64
Special	—	$—	$—	$0.22	[2]
	$3.40	$3.08	$2.90	$2.86

1 Based on $.85 per share for first and second quarters 2015, annualized
2 Paid to shareholders of record in January 2013

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

We calculate our fixed charge coverage ratio as approximately 6.3x for the six months ended June 30, 2015 (see our later discussion of Adjusted EBITDA and a reconciliation to our net income). On an annualized basis, our consolidated debt-to-Adjusted EBITDA ratio is approximately 4.2x.

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

Investment Highlights

Since January 1, 2015, we have made or announced the following real estate and note investments (dollars in thousands):

	Properties	Asset Class	Amount
Lease Investments
Bickford Senior Living - new construction	5	SHO	$55,000
Bickford Senior Living - acquisition	1	SHO	21,000
East Lake - acquisition	3	SHO	66,900
Note Investments
Life Care Services - refinancing and new construction	1	SHO	154,500
			$297,400

Bickford

In February 2015 our joint venture with Bickford Senior Living ("Bickford") announced plans to develop five senior housing facilities in Illinois and Virginia. These five properties will represent the culmination of a program announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. Land acquisition and pre-development on the five facilities started in mid-2015 with openings planned beginning in 2016. The total estimated project cost is $55,000,000. Each community will consist of 60 private-pay assisted living and memory care units managed by Bickford Senior Living.

On July 31, 2015, our subsidiary, PropCo, acquired a 92 unit assisted living/memory care facility located in Lancaster, Ohio for $21,000,000 in cash.Valuation was based on an 8.0% capitalization rate on its trailing net operating income performance. The facility was leased under terms structured to comply with provisions of RIDEA, to the operating company, OpCo, of which we retain an 85/15 ownership interest with Bickford, as discussed in Note 2. Because the facility was owner-occupied by a third party, the acquisition was accounted for as an asset purchase.

East Lake

On July 1, 2015, we acquired two senior living campuses located in Nashville and Indianapolis and one assisted living/memory care facility located in Charlotte for $66,900,000 and leased the facilities to East Lake Capital Management (“East Lake”) for an initial term of 10 years, plus renewal options. The initial lease rate is 7.0% with fixed annual escalators of 3.5% through year four and 3.0% thereafter. Upon entering the lease, we committed to funding up to an additional $400,000 of capital improvements.
As an inducement, the lease includes a contingent commitment to fund a series of payments to East Lake of up to $8,000,000, which would be added to the lease base. East Lake would earn the contingent payments upon attaining and maintaining a specified lease coverage ratio. As earned, the payments would be due in installments of up to $4,000,000 in each of years three and four of the lease with any subsequently earned residual due by year seven. We are considering the probability of ultimately incurring the eligible contingent consideration, which would be reflected as a lease intangible on our balance sheet when its payment is considered probable of occurrence. Also contingently payable at July 1, 2015, is a seller earn-out totaling $750,000, dependent on the attainment of certain metrics. We continue to consider the probability of incurring this earn-out which, if considered likely, would be reflected as a component of the purchase price and added to the lease base.

In conjunction with the lease, East Lake acquired a purchase option on the properties as a whole, subject to escalation in accordance with terms governing rent payments and other funding in place. The option is exercisable beginning in year six of the lease for approximately $82,000,000.

Life Care Services

On February 10, 2015, we entered into an agreement to lend LCS-Westminster Partnership III LLP (“LCS-WP”), an affiliate of Life Care Services, the manager of the facility, up to $154,500,000. The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in the Seattle, WA area.

The loan takes the form of two notes under a master credit agreement. The senior loan (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of June 30, 2015. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The loan will be freely prepayable during the last 6 months of its term. The second note ("Note B") is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B over eighteen months and anticipate substantial repayment with new resident entrance fees upon the opening of Phase II. The total amount funded on Note B was $20,501,000 as of June 30, 2015.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. Because we neither control the entity, nor have any role in its day-to-day management, we account for our investment in LCS-WP at amortized cost.

Significant Operators

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Six Months Ended June 30,				Lease
	Asset Class	Amount	2015		2014		Renewal
Holiday Retirement	ILF	$471,051	$21,908	21%	$21,908	27%	2031
Senior Living Communities	EFC	476,000	19,711	19%	—	—%	2029
National HealthCare Corporation	SNF	194,525	18,360	17%	18,227	22%	2026
Bickford Senior Living	ALF	263,302	11,695	11%	10,465	13%	2019
All others	Various	577,805	33,491	32%	31,066	38%	Various
		$1,982,683	$105,165		$81,666

RIDEA

As of June 30, 2015, we owned an 85% equity interest and Sycamore Street, LLC ("Sycamore"), an affiliate of Bickford, owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 31 assisted living/memory care facilities. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85/15 ownership interest with an affiliate of Bickford, who controls the entity. This joint venture is structured to comply with the provisions of RIDEA. As of June 30, 2015, the annual contractual rent from OpCo to PropCo is $23,195,000, plus fixed annual escalators. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. Of our total revenues, $5,890,000 (10%) and $5,202,000 (12%) were recognized as rental income from Bickford for the three months ended June 30, 2015 and 2014, respectively, and $11,695,000 (10%) and $10,465,000 (12%) for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the carrying value of our investment in the operating company, OpCo, was $8,911,000. The excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole.

The income statements for OpCo include the operating results of 25 stabilized same-store properties and 6 properties that receive special focus by management (the focus properties consisting of 2 underperforming properties where occupancy has not met expectations, 3 newly-developed properties opened in the last eighteen months which have not reached stabilization, and 1 facility acquired from a third party in the fourth quarter of 2014). For accounting purposes we are required to expense the pre-opening expenses and operating losses of newly-developed properties.

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$18,685	$15,839	$37,152	$31,715

Operating expenses, including management fees	12,850	10,450	25,535	20,753
Lease expense, including straight-line rent	6,003	5,202	11,883	10,465
Depreciation and amortization	165	125	337	250
Net Income	$(333)	$62	$(603)	$247

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at June 30, 2015, due to our investment in OpCo, would be limited to our equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared from OpCo since its inception.

In July 2013, we extended a $9,200,000 loan to Sycamore to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a 12% annual interest rate. As a result of this transaction and existing agreements governing our business relationship with Bickford, PropCo has acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan. In 2015, we granted an extension of the loan through June 2018 in return for the extension of the purchase option over the same period. Essential terms of the extended loan remain the same. We are monitoring the performance of this portfolio which currently has an NOI that would presume a capitalization rate on PropCo's purchase option price of approximately 7.7%. The loan and the purchase option constitute variable interests of NHI in Sycamore, which is a VIE. However, because NHI is not its primary beneficiary, Sycamore is not subject to consolidation.

Assets Held for Sale

We are committed to a plan to sell the last two skilled nursing facilities of a disposal group that was originally under contract and classified during 2011 and 2012 as held-for-sale. As previously disclosed, the sale for the disposal group as a whole, being subject to certain conditions precedent as to financing, did not occur. NHI then proceeded to dispose of three of the properties in December 2013, the first of the group having been sold in 2011. On completion of these disposals to our tenant, Fundamental, a monthly rental of $250,000 was attached to the two remaining skilled nursing facilities through the end of the original lease term, February 2016, the properties having an average age in excess of 40 years. With the impending cessation of the lease, the two properties are being aggressively marketed for immediate sale under conditions less favorable than those prevailing in 2011. Using discounted cash flow techniques, NHI has evaluated the properties, with a carrying value of $8,467,000, for potential impairment and has concluded that no impairment should be recorded at this time. The two properties do not meet the accounting criteria to be reported as a discontinued operation as their disposal will not result in a strategic shift that would have a major effect on our operations or financial results.

Leases

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended June 30, 2015, we did not have any renewing or expiring leases.

Investments in Mortgage Loans

In June 2015, Santé Partners, LLC (“Santé”) repaid its $11,700,000 mortgage obligation originally scheduled to come due on July 31. The mortgage was secured by a 70-bed transitional rehabilitation center. Additionally, in June 2015, NHI was repaid in full on a $1,000,000 mortgage note secured by a senior living campus in Texas.

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

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators' liquidity and financial condition. The Centers for Medicare & Medicaid Services ("CMS") has released a final rule outlining a 1.2% increase in their Medicare reimbursement for fiscal 2016 beginning on October 1, 2015. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities. Accordingly, for the near-term, we are treating as cautionary the Federal Government’s recent re-commitment, after debating a ‘chained CPI’ indexing, to fully index Social Security to inflation. In this cautious approach, any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	June 30,		Period Change
	2015	2014	$	%
Revenues:
Rental income
7 EFCs and 1 SLC leased to Senior Living Communities	$7,750	$—	$7,750	NM
ALFs leased to RIDEA joint venture with Bickford	5,789	5,089	700	13.8%
ILFs leased to an affiliate of Holiday Retirement	8,338	7,979	359	4.5%
ALFs leased to Chancellor Health Care	816	534	282	52.8%
Other new and existing leases	23,757	23,456	301	1.3%
	46,450	37,058	9,392	25.3%
Straight-line rent adjustments, new and existing leases	6,220	4,295	1,925	44.8%
Total Rental Income	52,670	41,353	11,317	27.4%
Interest income from mortgage and other notes
Timber Ridge	769	—	769	NM
Other new and existing mortgages	1,752	1,748	4	0.2%
Total Interest Income from Mortgage and Other Notes	2,521	1,748	773	44.2%
Investment income and other	1,122	1,059	63	5.9%
Total Revenue	56,313	44,160	12,153	27.5%
Expenses:
Depreciation
7 EFCs and 1 SLC leased to Senior Living Communities	3,132	—	3,132	NM
ALFs leased to RIDEA joint venture with Bickford	1,852	1,649	203	12.3%
ALFs leased to Chancellor Health Care	243	157	86	54.8%
Other new and existing assets	7,777	7,734	43	0.6%
Total Depreciation	13,004	9,540	3,464	36.3%
Interest expense and amortization of debt issuance costs and discounts	9,287	6,829	2,458	36.0%
Legal	75	10	65	650.0%
Franchise, excise and other taxes	104	406	(302)	(74.4)%
Payroll and related compensation expenses	1,206	949	257	27.1%
Compliance, consulting and professional fees	378	244	134	54.9%
Non-cash compensation expense	233	223	10	4.5%
Loan recovery	(491)	—	(491)	NM
Other expenses	697	434	263	60.6%
	24,493	18,635	5,858	31.4%
Income before equity-method investee and noncontrolling interest	31,820	25,525	6,295	24.7%
Income (loss) from equity-method investee	(283)	52	(335)	(644.2)%
Net income	31,537	25,577	5,960	23.3%
Less: net income attributable to noncontrolling interest	(355)	(283)	(72)	25.4%
Net income attributable to common stockholders	$31,182	$25,294	$5,888	23.3%

NM - not meaningful

Financial highlights of the quarter ended June 30, 2015, compared to 2014 were as follows:

•
Rental income increased $11,317,000 primarily as a result of completing real estate investments of $555,453,000 in 2014. The increase in rental income included a $1,925,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $773,000 primarily due to construction draws of $48,501,000 on our new loan commitment to the Timber Ridge entrance fee community as described in Investment Activity. We expect total interest income from our loan portfolio to increase in 2015 as we continue to fund these loans to Timber Ridge on a monthly basis through the remainder of the current fiscal year and into 2016. Interest income from our loan portfolio is subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense increased $3,464,000 primarily due to new real estate investments completed during 2014.

•
Interest expense, including amortization of debt issuance costs and bond discount, increased $2,458,000 primarily as a result of our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•
Franchise, excise and other taxes were $302,000 lower than the same period in 2014 due to the resolution of specific state tax issues and the tax benefit associated with current losses in our taxable REIT subsidiary.

•	Payroll and related expenses increased $257,000 due primarily to additions to our management team and corporate staff.

•
Consulting and professional fees increased primarily due to the volume of new investments and new financing arrangements. Marketing and promotion expenses increased as the Company continues to expand its awareness among potential new owners and operators in the asset classes in which it makes investments.

•	We received $491,000 as a secured creditor in the final settlement of a bankruptcy proceeding involving one of our former borrowers.

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2015	2014	$	%
Revenues:
Rental income
7 EFCs and 1 SLC leased to Senior Living Communities	$15,500	$—	$15,500	NM
ALFs leased to RIDEA joint venture with Bickford	11,494	10,239	1,255	12.3%
3 SNFs and 1 ALF leased to Prestige Senior Living	1,711	854	857	100.4%
ILFs leased to an affiliate of Holiday Retirement	16,676	15,958	718	NM
ALFs leased to Chancellor Health Care	1,630	990	640	64.6%
Other new and existing leases	45,846	45,135	711	1.6%
	92,857	73,176	19,681	26.9%
Straight-line rent adjustments, new and existing leases	12,308	8,490	3,818	45.0%
Total Rental Income	105,165	81,666	23,499	28.8%
Interest income from mortgage and other notes
Timber Ridge	1,126	—	1,126	NM
Other new and existing mortgages	3,516	3,504	12	0.3%
Total Interest Income from Mortgage and Other Notes	4,642	3,504	1,138	32.5%
Investment income and other	2,257	2,126	131	6.2%
Total Revenue	112,064	87,296	24,768	28.4%
Expenses:
Depreciation
7 EFCs and 1 SLC leased to Senior Living Communities	6,265	—	6,265	NM
ALFs leased to RIDEA joint venture with Bickford	3,704	3,292	412	12.5%
3 SNFs and 1 ALF leased to Prestige Senior Living	618	296	322	NM
Other new and existing assets	15,430	15,189	241	1.6%
Total Depreciation	26,017	18,777	7,240	38.6%
Interest expense and amortization of debt issuance costs	17,699	11,570	6,129	53.0%
Debt issuance costs expensed due to credit facility modifications	—	2,145	(2,145)	NM
Legal	179	83	96	115.7%
Franchise, excise and other taxes	238	712	(474)	(66.6)%
Payroll and related compensation expenses	2,715	2,057	658	32.0%
Compliance, consulting and professional fees	732	384	348	90.6%
Non-cash compensation expense	1,697	1,573	124	7.9%
Loan recovery	(491)	—	(491)	NM
Other expenses	1,214	771	443	57.5%
	50,000	38,072	11,928	31.3%
Income before equity-method investee, discontinued operations and noncontrolling interest	62,064	49,224	12,840	26.1%
Income (loss) from equity-method investee	(513)	210	(723)	NM
Net income	61,551	49,434	12,117	24.5%
Less: Net income attributable to noncontrolling interest	(685)	(606)	(79)	NM
Net income attributable to common stockholders	$60,866	$48,828	$12,038	24.7%

NM - not meaningful

Financial highlights of the six months ended June 30, 2015, compared to the same period in 2014 were as follows:

•
Rental income increased $23,499,000 primarily as a result of completing real estate investments of $555,453,000 in 2014. The increase in rental income included a $3,818,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $1,138,000 primarily due to construction draws of $48,501,000 on our new loan commitment to the Timber Ridge entrance fee community as described in Investment Activity. We expect total interest income from our loan portfolio to increase in 2015 as we continue to fund these loans to Timber Ridge on a monthly basis through the remainder of the current fiscal year and into 2016. Interest income from our loan portfolio is subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense recognized in continuing operations increased $7,240,000 compared to the prior year primarily due to new real estate investments during 2014.

•
Interest expense, including amortization of debt issuance costs and bond discount, increased $6,129,000 primarily as a result of our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•
Franchise, excise and other taxes were $474,000 lower than the same period in 2014 due to the resolution of specific state tax issues and the tax benefit associated with current losses in our taxable REIT subsidiary.

•	Payroll and related expenses increased $658,000 due primarily to additions to our management team and corporate staff and employer taxes resulting from the exercise of employee stock options.

•
Consulting and professional fees increased primarily due to the volume of new investments and new financing arrangements. Marketing and promotion expenses increased as the Company continues to expand its awareness among potential new owners and operators in the asset classes in which it makes investments.

•	We received $491,000 as a secured creditor in the final settlement of a bankruptcy proceeding involving one of our former borrowers.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Six Months Ended June 30,		One Year Change
	2015	2014	$	%
Cash and cash equivalents at beginning of period	$3,287	$11,312	$(8,025)	(70.9)%
Net cash provided by operating activities	79,996	61,620	18,376	29.8%
Net cash used in investing activities	(45,463)	(36,634)	(8,829)	24.1%
Net cash used in financing activities	(34,527)	(29,141)	(5,386)	18.5%
Cash and cash equivalents at end of period	$3,293	$7,157	$(3,864)	(54.0)%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2015 increased as compared to 2014 primarily as a result of the collection of lease payments on new real estate investments since June 2014.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2015 increased primarily due to the funding of mortgage investments during the first six months of 2015.

Financing Activities – The change in net cash related to financing activities for the six months ended June 30, 2015 compared to the same period in 2014 is primarily the result of the timing and amount of new debt transactions to pay down our revolving credit facility and fund our acquisitions. Dividends paid to stockholders increased $11,052,000 over the same period in 2014 due to a 10.4% increase in per share dividends and 4,512,000 more common shares outstanding.

Liquidity

At June 30, 2015, our liquidity was strong, with $466,957,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock whose closing price ranged between $40.80 and $46.74 during the quarter ended June 30, 2015. Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

On June 30, 2015, we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 unsecured, revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (19 bps at June 30, 2015); (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR, a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020. At closing, the new facility replaced a smaller credit facility last amended in March 2014 that provided for $700,000,000 of total commitments.

Our purpose in amending the credit facility was to expand the amount of funds available to draw on our revolving credit facility, to increase the accordion feature, and to extend and conform the maturity of the revolver to that of our term loans.

At June 30, 2015, we had $449,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

In March 2015 we obtained $78,084,000 in Fannie Mae non-recourse financing through KeyBank National Association. The debt financing consists of interest-only payments at 3.79% and a 10-year maturity. The mortgages are secured by thirteen properties in NHI’s joint venture with Bickford Senior Living. Proceeds were used to reduce borrowings on NHI's unsecured bank credit facility.

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

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Our average stock price in for the second quarter of 2015 is less than the conversion price, making the conversion option anti-dilutive for the three months ended June 30, 2015. For the year-to-date period, 2015 dilution is determined by computing an average of incremental shares included in each quarterly diluted EPS computation, resulting in a dilutive effect of the conversion feature of 9,471 shares for the six months ended June 30, 2015.

As of August 3, 2015, our stock price closed at $65.60. If current prices increase above the initial $71.81 conversion price, some dilution will be attributable to the conversion feature going forward.

The Notes are split into debt and equity components since they may be settled in cash upon conversion. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance and was estimated to be approximately $192,238,000. The $7,762,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as an equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method, with 3.9% as the effective interest rate, over the term of the Notes.

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at June 30, 2015, was $4,629,000.

In February 2015 we completed the establishment of an “at the market” equity distribution program (“ATM program”) under which we may offer and sell shares of our common stock having an aggregate sales price of up to $300,000,000 through a consortium of banks acting as sales agents and/or principals. ATMs are a type of shelf-based offering which provide issuers the ability to sell publicly traded shares from time to time at the prevailing market price and of a quantity of their choosing. An ATM program offers an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions at a more favorable cost of capital as compared to larger follow-on offerings. By raising funds through the ATM along with borrowings from our credit facility, we expect to continue to maintain our leverage ratio as one of the lowest in our peer group. We continue to explore other various funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing. As of June 30, 2015, we have not raised any proceeds under the ATM program.

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

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on three of our term loans as of June 30, 2015 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(339)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(2,045)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(3,637)

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2015 and thereafter. During the first quarter of 2015, we declared a quarterly dividend of $.85 per common share to shareholders of record on March 31, 2015, payable on May 8, 2015. During the second quarter of 2015, we declared a quarterly dividend of $.85 per common share to shareholders of record on June 30, 2015, payable on August 10, 2015.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For a discussion of our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations below.

Upon the acquisition and leasing of East Lake on July 1, 2015, we are involved with four companies whom we have identified as VIEs. These variable interests consist of:

1) A leasehold covering $66,900,000 of newly acquired real properties (East Lake, Note 2),
2) Two construction mortgage notes receivable aggregating $48,501,000 as of June 30, 2015, from an unconsolidated VIE (LCS-WP, Note 4);
3) A note receivable from, a guarantee on a letter of credit for, and a purchase option with, an unconsolidated VIE (Sycamore, Notes 4 and 8); and
4) A joint venture in an operating company organized under provisions of RIDEA (OpCo, Note 3).

Our direct support of the above VIEs has been limited to the transactions described herein and in the Notes to the Condensed Consolidated Financial Statements, and any decision to furnish additional direct support would be at our discretion and not obligatory. We believe our exposure to loss as a result of our involvement with these unconsolidated VIEs would be limited to the carrying value of these investments and the amount of our commitment as guarantor under the letter of credit. For three of the companies, East Lake, LCS-WP, and Sycamore Street, we have determined that we are not the primary beneficiary because we lack, either directly or through related parties, any material input in the activities that most significantly impact the entities’ economic performance. We also have identified as a VIE OpCo, the operating company who manages our RIDEA structure and 85% of whose economic interest is owned by our TRS. Because powers delegated to NHI through operating agreements governing our relationship with OpCo are limited to protective interests, and because we have provided no direct support to OpCo since its inception, we have concluded that we lack the necessary input into the activities that most significantly impact the economic performance of OpCo and, thus, are not its primary beneficiary. Our conclusions about our involvement with OpCo is based on a current set of circumstances. If those conclusions or circumstances were to change, there is a risk that the financial statements of OpCo would need to be incorporated into our Consolidated Financial Statements as prescribed by FASB guidance. We do not believe the incorporation of OpCo’s assets, liabilities, revenue and expenses would have a material impact on our financial position, results of operations and our non-GAAP metrics.

Our $200,000,000 convertible senior notes (the “Notes”) issued in March 2014 qualify as off-balance sheet instruments. When we issue convertible notes we do so in order to obtain more advantageous interest rates on our debt. Upon conversion, NHI's obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. The conversion price is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes.When the conversion price is in excess of our current stock price, the impact of the conversion option is anti-dilutive to the earnings per share calculation and as such has no effect on our earnings per share disclosure. When our average stock price exceeds conversion rate, currently about $71.81 per share, the conversion feature has a dilutive effect on our reported earnings. Our average stock price in for the second quarter of 2015 was less than the conversion price, making the conversion option anti-dilutive for the three months ended June 30, 2015. For the year-to-date period, 2015 dilution is determined by computing an average of incremental shares included in each quarterly diluted EPS computation, resulting in a dilutive effect of the conversion feature of 9,471 shares for the six months ended June 30, 2015.

We have classified the conversion feature as a component of our equity as long as NHI retains the option, under various tests, as to means of settlement. Should we be required to reclassify into liabilities the portion, currently $7,487,000, included in equity, there could be a negative impact on our financial statements.

Contractual Obligations and Contingent Liabilities

With respect to our Contractual Obligations table below, a substantial portion of our debt now falls not just into the “More than 5 years” bucket but deep into that bucket. The maturity period specified as “Over 5 years” now includes $225,000,000 of principal payments on term debt consisting of notes with almost 8 and 12 years of maturity remaining; $45,366,000 of principal on HUD debt with a 35 year amortization schedule, and $78,084,000 of principal on Fannie Mae term debt with almost ten years of maturity left. By shifting the balance of our obligations into longer term debt, we obtain a better matching of cash outflows with fixed inflows from our leases, which typically feature a 10 to 15 year term. We address the uncertainty of future interest rates by actively managing our debt to equity levels, using long-term fixed rate debt and staggering our contractual maturities (which is an averaging technique). The result is a strategically conservative balance sheet, structured to maintain the alignment of future inflows and outflows of cash to achieve consistent long-term profitability. We utilize multiple sources of capital, including equity, unsecured notes, our revolving line of credit facility, term loans, and secured debt, to mitigate concentration risk related to any one source of funding.

As of June 30, 2015, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,158,427	$17,328	$103,733	$411,241	$626,125
Real estate purchase liabilities	3,000	3,000	—	—	—
Construction commitments	53,898	53,898	—	—	—
Loan commitments	115,479	115,479	—	—	—
	$1,330,804	$189,705	$103,733	$411,241	$626,125
1 Interest is calculated based on the interest rate at June 30, 2015 through maturity of the term loans, the revolving credit facility, convertible senior notes and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of June 30, 2015. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Life Care Services	SHO	Construction Loan	$154,500,000	$(48,501,000)	$105,999,000
Bickford Senior Living	SHO	Construction	$55,000,000	$(4,328,000)	$50,672,000
Senior Living Communities	SHO	Revolving Credit	$15,000,000	$(5,647,000)	$9,353,000
Capital Funding Group	Mezz. Note	Revolving Credit	$15,000,000	$(15,000,000)	$—
Chancellor Health Care	SHO	Construction	$8,650,000	$(7,538,000)	$1,112,000
Kentucky River Medical Center	Hospital	Renovation	$8,000,000	$(7,461,000)	$539,000
Santé Partners	SHO	Renovation	$3,500,000	$(2,621,000)	$879,000
Prestige Senior Living	SHO	Renovation	$2,000,000	$(2,000,000)	$—
Holiday Retirement	SHO	Renovation	$1,500,000	$(1,500,000)	$—
Senior Living Management	SHO	Renovation	$920,000	$(224,000)	$696,000
Sycamore Street (Bickford affiliate)	SHO	Revolving Credit	$500,000	$(373,000)	$127,000

Contingencies:
Prestige Senior Living	SHO	Lease Inducement	$6,390,000	$—	$6,390,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	$3,550,000	$—	$3,550,000
Discovery Senior Living	SHO	Lease Inducement	$2,500,000	$—	$2,500,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000

Bickford

In February 2015 our joint venture with Bickford announced plans to develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and consist of 60 private-pay assisted living and memory care units. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. Pre-development and land acquisition on the five facilities started in mid-2015 with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. The first three communities, all in Indiana, opened in 2013 and 2014. As of June 30, 2015, land and pre-development costs incurred on the project totaled $4,328,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore which holds a minority interest in PropCo. At June 30, 2015 our commitment on the letter of credit totaled $3,550,000.

In June 2014 we entered into a $500,000 revolving loan with Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note, as extended, matures in August 2015. At June 30, 2015, the revolving loan had an outstanding balance of $373,000.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community on our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $6,965,000 as of June 30, 2015. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care ("Chancellor"), who has been operating the campus since 1993. We also committed to provide up to $1,150,000 for renovations and improvements related to our recent acquisitions of senior housing communities in Oregon and Maryland, which we have leased to Chancellor. We began renovations during the first quarter of 2014 and had funded $573,000 as of June 30, 2015. We receive rent income on funds advanced for each construction project.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living ("Discovery") of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon gaining, and maintaining, a specified lease coverage ratio. Remaining payments will be assessed for funding in an amount of $750,000 in September 2015 with the residual potentially due in 2016. As of June 30,

2015, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to an affiliate of Community Health Systems to provide up to $8,000,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. Funding for this investment is added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and is expected to be completed in 2015. Total construction costs incurred as of June 30, 2015 were $7,461,000. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Prestige

We agreed to fund capital improvements of up to $2,000,000 in connection with two of the skilled nursing facilities we lease to Prestige Senior Living. As of June 30, 2015, we had fully funded this commitment. The capital improvements were added to our original investment in the properties and are included in the lease base. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements. Contingent payments earned will be included in the lease base when funded.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of June 30, 2015, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year 2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Senior Living Communities

In connection with our December 2014 Senior Living acquisition, we have provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease. Borrowings will be used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $5,647,000 at June 30, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.35% at June 30, 2015, plus 6%.

Senior Living Management

We have entered into agreements with our current tenant, Senior Living Management, to fund up to $920,000 for renovations to our facilities in Georgia and Louisiana. As amounts are funded, they are added to the lease base. As of June 30, 2015, we had funded $224,000 toward this commitment.

Signature

In 2012 we provided an affiliate of Signature Senior Living with a revolving loan facility of $1,500,000, bearing interest at a current rate of 10%, to fund pre-development activities internationally. With the extension of $250,000 in funding on March 31, 2015, the facility is fully drawn.

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

Funds From Operations - FFO

Our FFO per diluted common share for the three and six months ended June 30, 2015 increased $0.12 (11%) and $0.26 (13%), respectively, over the same period in 2014. Our normalized FFO per diluted common share for the three and six months ended June 30, 2015 increased $0.10 (10%) and $0.19 (9%), respectively, over the same period in 2014. FFO and normalized FFO increased primarily as the result of our new real estate investments since June 2014. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the three and six months ended June 30, 2015 increased $0.07 (7%) and $0.13 (7%), respectively, over the same period in 2014 due primarily to the impact of real estate investments completed since June 2014. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the three and six months ended June 30, 2015 increased $0.07 (7%) and $0.12 (6%), respectively, over the same period in 2014, due primarily to the impact of real estate investments completed since June 2014. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$31,182	$25,294	$60,866	$48,828
Elimination of certain non-cash items in net income:
Depreciation	13,004	9,540	26,017	18,777
Depreciation related to noncontrolling interest	(278)	(247)	(556)	(494)
NAREIT FFO attributable to common stockholders	43,908	34,587	86,327	67,111
Debt issuance costs expensed due to credit facility modifications	—	—	—	2,145
Recovery of previous write-down	(491)	—	(491)	—
Normalized FFO	43,417	34,587	85,836	69,256
Straight-line lease revenue, net	(6,220)	(4,295)	(12,308)	(8,490)
Straight-line lease revenue, net, related to noncontrolling interest	15	17	30	34
Amortization of original issue discount	274	263	545	278
Amortization of debt issuance costs	586	476	1,135	854
Amortization of debt issuance costs related to noncontrolling interest	(9)	(1)	(12)	(3)
Normalized AFFO	38,063	31,047	75,226	61,929
Non-cash share based compensation	233	223	1,697	1,573
Normalized FAD	$38,296	$31,270	$76,923	$63,502

BASIC
Weighted average common shares outstanding	37,566,221	33,052,750	37,562,144	33,052,083
NAREIT FFO per common share	$1.17	$1.05	$2.30	$2.03
Normalized FFO per common share	$1.16	$1.05	$2.29	$2.10
Normalized AFFO per common share	$1.01	$.94	$2.00	$1.87
Normalized FAD per common share	$1.02	$.95	$2.05	$1.92

DILUTED
Weighted average common shares outstanding	37,607,117	33,087,283	37,626,192	33,086,258
NAREIT FFO per common share	$1.17	$1.05	$2.29	$2.03
Normalized FFO per common share	$1.15	$1.05	$2.28	$2.09
Normalized AFFO per common share	$1.01	$.94	$2.00	$1.87
Normalized FAD per common share	$1.02	$.95	$2.04	$1.92

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$31,537	$25,577	$61,551	$49,434
Interest expense at contractual rates	8,511	6,178	16,223	10,700
Franchise, excise and other taxes	104	406	238	712
Depreciation	13,004	9,540	26,017	18,777
Amortization of debt issuance costs and bond discount	860	739	1,680	1,081
Debt issuance costs expensed due to credit facility modifications	—	—	—	2,145
Recovery of previous write-down	(491)	—	(491)	—
Adjusted EBITDA	$53,525	$42,440	$105,218	$82,849

Interest expense at contractual rates	$8,511	$6,178	$16,223	$10,700
Principal payments	185	251	368	526
Fixed Charges	$8,696	$6,429	$16,591	$11,226

Fixed Charge Coverage	6.2x	6.6x	6.3x	7.4x

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At June 30, 2015, we were exposed to market risks related to fluctuations in interest rates on approximately $101,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($449,000,000 at June 30, 2015) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2015, net interest expense would increase or decrease annually by approximately $505,000 or $.01 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	June 30, 2015			December 31, 2014
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$200,000	22.2%	3.25%	$200,000	23.0%	3.25%
Unsecured term loans[2]	475,000	52.7%	4.00%	250,000	28.7%	3.79%
HUD mortgage loans[3]	46,984	5.2%	4.04%	47,352	5.4%	4.04%
Secured mortgage loans[4]	78,084	8.7%	3.79%	—	—	—

Variable rate:
Unsecured revolving credit facility	101,000	11.2%	1.69%	374,000	42.9%	1.66%
	$901,068	100.0%	3.56%	$871,352	100.0%	2.77%

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of June 30, 2015 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$225,000	$222,580	$231,248	$214,294
Convertible senior notes	200,000	202,457	214,331	203,574
Fannie Mae mortgage loans	78,084	75,526	78,658	72,535
HUD mortgage loans	45,366	47,469	52,531	45,975

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2015, the fair value of our mortgage notes receivable, discounted for estimated changes in the risk-free rate, was approximately $108,198,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $2,470,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $2,579,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $14,664,000 at June 30, 2015, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,466,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2015.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the six months ended June 30, 2015, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863)

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed March 23, 2009)

3.3	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014 (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed August 4, 2014)

3.4	Restated Bylaws (incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013)

3.5	Amendment No. 1 to Restated Bylaws dated February 14, 2014 (incorporated by reference to Exhibit 3.4 to Form 10-K filed February 14, 2014)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863)

4.2
Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 31, 2014)

4.3
First Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee(incorporated by reference to Exhibit 4.2 to Form 8-K filed March 31, 2014)

10.1
Third Amendment to Third Amended and Restated Credit Agreement and Incremental Facility Agreement dated as of June 30, 2015 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent

10.2	Second Amendment to Note Purchase Agreement dated as of June 30, 2015 among the Corporation, The Prudential Insurance Company of America and the other Purchasers named therein

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 5, 2015	/s/ J. Justin Hutchens
J. Justin Hutchens
President, Chief Executive Officer,
and Director

Date:	August 5, 2015	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)