Form 10-Q
period 2015-09-30
NATIONAL HEALTH INVESTORS INC
filed 2015-11-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 37,566,221 shares of common stock outstanding of the registrant as of November 3, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets:
Real estate properties:
Land	$136,336	$127,566
Buildings and improvements	1,939,943	1,854,855
Construction in progress	12,343	6,428
	2,088,622	1,988,849
Less accumulated depreciation	(245,409)	(212,300)
Real estate properties, net	1,843,213	1,776,549
Mortgage and other notes receivable, net	117,828	63,630
Investment in preferred stock, at cost	38,132	38,132
Cash and cash equivalents	14,197	3,287
Marketable securities	35,148	15,503
Straight-line rent receivable	53,646	35,154
Equity-method investment and other assets	29,615	50,705
Assets held for sale, net	1,346	—
Total Assets	$2,133,125	$1,982,960

Liabilities and Equity:
Debt	$1,009,144	$862,726
Accounts payable and accrued expenses	19,887	15,718
Dividends payable	31,931	28,864
Lease deposit liabilities	21,275	21,648
Real estate purchase liabilities	3,750	3,000
Deferred income	2,472	1,071
Total Liabilities	1,088,459	933,027

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
37,566,221 and 37,485,902 shares issued and outstanding, respectively	376	375
Capital in excess of par value	1,035,551	1,033,896
Cumulative dividends in excess of net income	(1,898)	(569)
Accumulated other comprehensive income	875	6,223
Total National Health Investors Stockholders' Equity	1,034,904	1,039,925
Noncontrolling interest	9,762	10,008
Total Equity	1,044,666	1,049,933
Total Liabilities and Equity	$2,133,125	$1,982,960

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2014 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues:
Rental income	$54,459	$41,669	$159,624	$123,335
Interest income from mortgage and other notes	2,507	1,754	7,149	5,258
Investment income and other	1,316	1,055	3,573	3,182
	58,282	44,478	170,346	131,775
Expenses:
Depreciation	13,485	9,596	39,502	28,373
Interest, including amortization of debt discount and issuance costs	9,772	7,005	27,471	20,720
Legal	117	66	295	149
Franchise, excise and other taxes	114	78	352	790
General and administrative	1,691	2,164	8,050	6,948
Loan recovery	—	—	(491)	—
	25,179	18,909	75,179	56,980

Income before equity-method investee and noncontrolling interest	33,103	25,569	95,167	74,795
Income (loss) from equity-method investee	(252)	(53)	(765)	157
Investment and other gains	1,126	—	1,126	—
Net income	33,977	25,516	95,528	74,952
Less: net income attributable to noncontrolling interest	(377)	(266)	(1,062)	(872)
Net income attributable to common stockholders	$33,600	$25,250	$94,466	$74,080

Weighted average common shares outstanding:
Basic	37,566,221	33,055,992	37,563,503	33,053,386
Diluted	37,583,141	33,088,570	37,611,841	33,087,029

Earnings per common share:
Net income attributable to common stockholders - basic	$.89	$.76	$2.51	$2.24
Net income attributable to common stockholders - diluted	$.89	$.76	$2.51	$2.24

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$33,977	$25,516	$95,528	$74,952
Other comprehensive income:
Change in unrealized gains (losses) on securities	401	(716)	(438)	624
Increase (decrease) in fair value of cash flow hedge	(2,896)	3,010	(1,592)	(126)
Less: reclassification adjustment for amounts recognized in net income	(1,185)	(1,209)	(3,318)	(2,927)
Total other comprehensive income (loss)	(3,680)	1,085	(5,348)	(2,429)
Comprehensive income	30,297	26,601	90,180	72,523
Less: comprehensive income attributable to noncontrolling interest	(377)	(266)	(1,062)	(872)
Comprehensive income attributable to common stockholders	$29,920	$26,335	$89,118	$71,651

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$95,528	$74,952
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	39,502	28,373
Amortization	2,589	1,816
Straight-line rental income	(18,492)	(12,692)
Gain on sale of real estate	(1,126)	—
Gain on sale of marketable securities	(61)	—
Write-off of debt issuance costs	—	2,145
Loan recovery	(491)	—
Share-based compensation	1,930	1,796
Loss (income) from equity-method investee	765	(157)
Change in operating assets and liabilities:
Equity-method investment and other assets	(693)	4
Accounts payable and accrued expenses	(56)	(493)
Deferred income	1,401	(2,529)
Net cash provided by operating activities	120,796	93,215
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(73,092)	(1,439)
Collection of mortgage and other notes receivable	19,128	1,350
Investment in real estate	(104,066)	(35,688)
Investment in real estate development	(8,807)	(6,022)
Investment in renovations of existing real estate	(2,757)	(3,078)
Payment of real estate purchase liability	—	(1,600)
Proceeds from disposition of real estate properties	9,593	—
Purchases of marketable securities	(2,495)	—
Proceeds from sales of marketable securities	3,750	—
Net cash used in investing activities	(158,746)	(46,477)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(157,000)	(86,000)
Proceeds from convertible senior notes	—	200,000
Proceeds from issuance of secured debt	78,084	38,007
Borrowings on term loans	225,000	130,000
Payments on term loans	(554)	(250,815)
Debt issuance costs	(2,362)	(8,899)
Equity offering costs	(275)	—
Proceeds from exercise of stock options	1	—
Distributions to noncontrolling interest	(1,308)	(1,589)
Dividends paid to stockholders	(92,726)	(75,195)
Net cash provided by (used in) financing activities	48,860	(54,491)

Increase (decrease) in cash and cash equivalents	10,910	(7,753)
Cash and cash equivalents, beginning of period	3,287	11,312
Cash and cash equivalents, end of period	$14,197	$3,559

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$21,029	$13,460
Supplemental disclosure of non-cash investing and financing activities:
Tax deferred exchange funds applied to investment in real estate	$—	$23,813
Contingent consideration in asset acquisition	$750	$3,000
Accounts payable related to investments in real estate	$686	$2,623
Conversion of note balance into real estate investment	$255	$—
Transfer of lease escrow deposit to marketable securities	$21,277	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2014	37,485,902	$375	$1,033,896	$(569)	$6,223	$1,039,925	$10,008	$1,049,933
Total comprehensive income	—	—	—	94,466	(5,348)	89,118	1,062	90,180
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,308)	(1,308)
Equity offering costs	—	—	(275)	—	—	(275)	—	(275)
Shares issued on stock options exercised	80,319	1	—	—	—	1	—	1
Share-based compensation	—	—	1,930	—	—	1,930	—	1,930
Dividends declared, $2.55 per common share	—	—	—	(95,795)	—	(95,795)	—	(95,795)
Balances at September 30, 2015	37,566,221	$376	$1,035,551	$(1,898)	$875	$1,034,904	$9,762	$1,044,666

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Principles of Consolidation - The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities ("VIE") where NHI controls the operating activities of the VIE, if any. All intercompany transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests.

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

At September 30, 2015, we held an interest in four unconsolidated VIEs, consisting of 1) a start-up lessee in which NHI's variable interest consists of its leasehold interest, analogous to a financing arrangement, and of which we concluded that NHI was not the primary beneficiary (Note 2); 2) our joint venture in an operating company organized under provisions of the REIT Investment Diversification and Empowerment Act, (“RIDEA”) of which we concluded that NHI was not the primary beneficiary (Note 3); 3) a note receivable from, a guarantee on a letter of credit for, and a purchase option with, an unconsolidated VIE of whom we concluded that NHI was not the primary beneficiary (Note 4); and 4) two construction mortgage notes receivable aggregating $67,071,000 from an unconsolidated VIE of whom we concluded that NHI was not the primary beneficiary (Note 4). Our direct support of the above VIEs has been limited to the transactions described herein, and any decision to furnish additional direct support would be at our discretion and not obligatory. We believe our exposure to loss as a result of our involvement with these unconsolidated VIEs would be limited to our carrying value of these investments and the amount of our commitment as guarantor under the letter of credit. Generally, we lack, either directly or through related parties, any material input in the activities that most significantly impact the economic performance of these entities.

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

Investments. - Investments in marketable debt and equity securities are categorized as trading, available-for-sale or held-to-maturity. Our investments in marketable equity securities are classified as available-for-sale securities. Unrealized gains and losses on available-for-sale securities are recorded in stockholders' equity. Our investments in marketable debt securities, consisting of U.S. government debt and long-term certificates of deposit, are classified as held-to-maturity because we have the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. We evaluate our securities for other-than-temporary impairments on at least a quarterly basis. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

New Accounting Pronouncements - In February 2015 the FASB issued ASU 2015-16, Amendments to the Consolidation Analysis, under ASU 2015-02, which is generally effective for fiscal years and interim periods beginning after December 15, 2015. ASU 2015-02 changes the consolidation analysis for all reporting entities. The changes primarily affect the consolidation of limited partnerships and their equivalents (e.g., limited liability corporations), the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, as well as structured vehicles such as collateralized debt obligations. We have yet to determine the method by which ASU 2015-02 will be adopted in 2016, and we are continuing to study the effect that our eventual adoption of this standard will have on our reported financial position and results of operations, the extent of which is not reasonably estimable at this time.

In April 2015 the FASB issued ASU 2015-03, Interest-Imputation of Interest, whose primary effect is to mandate that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability. Debt issuance costs have previously been presented among assets on the balance sheet. The standard does not affect the recognition and measurement of debt issuance costs. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. In August 2015 the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. The ASU clarifies the treatment of debt issuance costs related to revolving credit facilities, upon which ASU 2015-03 was silent. ASU 2015-15 notes that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We believe our eventual adoption of these standards on the imputation of interest will have no material effect on our reported financial position and results of operations.

In August 2015 the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a principles-based approach for a broad range of revenue generating transactions, including the sale of real estate, which will generally require more estimates and more judgment and more disclosures than under current guidance. Because this ASU specifically excludes lease contracts from its scope, its application is not expected to impact our recognition of rental income on a straight-line basis. ASU 2014-09 is now effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have yet to determine the method by which ASU 2014-09 will be adopted in 2018 and we are continuing to study the effect that our eventual adoption of this standard will have on our reported financial position and results of operation, the extent of which is not reasonably estimable at this time.

NOTE 2. REAL ESTATE

As of September 30, 2015, we owned 179 health care real estate properties located in 31 states and consisting of 112 senior housing communities, 62 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding assets classified as held for sale, pre-development costs of $375,000 and our corporate office of $910,000) consisted of properties with an original cost of approximately $2,087,337,000, rented under triple-net leases to 26 lessees.

Chancellor

On August 31, 2015, we acquired a 29-unit memory care facility in Portland, Oregon, for $6,772,000 in cash inclusive of closing costs of approximately $97,000. We leased the facility to Chancellor Health Care for 15 years with renewal options at an initial lease rate of 7.75% plus annual escalators. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

Brook Retirement Communities

On August 31, 2015, we acquired a 42-unit independent living and assisted living community in Roscommon, Michigan, for $6,000,000 in cash plus closing costs of $49,000. We leased the facility to The Brook Retirement Communities of Roscommon, Inc., for 10 years with renewal options at an initial lease rate of 7.5% plus annual escalators. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

East Lake

On July 1, 2015, we acquired two senior living campuses in Nashville and Indianapolis and one assisted living/memory care facility in Charlotte for $66,900,000 in cash. We leased the facilities to an affiliate of East Lake Capital Management (“East Lake”) for an initial term of 10 years, plus renewal options. The lease calls for an annual payment of $4,683,000 in the first year with fixed annual escalators of 3.5% through year four and 3.0% thereafter. In conjunction with the lease, East Lake acquired a purchase option on the properties as a whole, exercisable beginning in year six of the lease for approximately $81,000,000 and thereafter subject to escalation on a basis consistent with rental escalations and other funding in place. In connection with the lease, we have committed to invest an additional $400,000 for specified capital improvements. The investment will be added to the basis on which the lease amount is calculated. In addition, we have committed to a lessee earn out of $8,000,000 contingent on reaching and maintaining certain metrics and a contingent earn out of $750,000 payable to the seller upon East Lake reaching certain metrics. At acquisition, we estimated the seller contingent earnout payment to be probable and, accordingly, have reflected that amount in our Condensed Consolidated Balance Sheet at September 30, 2015. Contingent payments earned will be an addition to the lease base when funded. Pending final valuation, we have apportioned our cost of the East Lake facilities at approximately 6% for land and land improvements and 94% for buildings and equipment.

The East Lake Facilities were owner-occupied at acquisition, and accordingly we accounted for the transaction as an asset purchase. Because we neither control East Lake nor have any role in its day-to-day management, we have no material input into activities that most significantly impact the entities’ economic performance, and we account for our transactions with East Lake at amortized cost. We are not obligated to provide further support to East Lake, and accordingly the maximum extent of our exposure to loss is limited to our investment in the facilities.

Holiday

As of September 30, 2015, we leased 25 independent living facilities to NH Master Tenant, LLC, an affiliate of Holiday Retirement ("Holiday"). The master lease term of 17 years began in December 2013 and provides for 2015 cash rent of $33,351,000 plus annual escalators of 4.5% in 2016 and 2017 and a minimum of 3.5% each year thereafter.

Of our total revenues, $10,954,000 (19%) and $10,954,000 (25%) were derived from Holiday for the three months ended September 30, 2015 and 2014, including $2,616,000 and $2,975,000 in straight-line rent, respectively. For the nine months ended September 30, 2015 and 2014, of our total revenues, $32,863,000 (19%) and $32,863,000 (25%) were derived from Holiday including $7,849,000 and $8,926,000 in straight-line rent, respectively. NH Master Tenant, LLC continues to operate the facilities pursuant to a management agreement with a Holiday-affiliated manager.

Bickford

As of September 30, 2015, we owned an 85% equity interest and Sycamore Street, LLC ("Sycamore"), an affiliate of Bickford Senior Living ("Bickford"), owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 32 assisted living/memory care facilities plus 5 facilities in pre-development and development. The facilities are leased to an operating company, ("OpCo"), in which we retain a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture is structured to comply with the provisions of RIDEA.

On July 31, 2015, our subsidiary, PropCo, acquired a 92 unit assisted living/memory care facility located in Lancaster, Ohio for $21,000,000 in cash. The facility was leased under terms structured to comply with provisions of RIDEA, to the operating company, OpCo, of which we retain an 85/15 ownership interest with Bickford, as discussed in Note 3. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

In February 2015 the joint venture announced it would develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and will consist of 60 private-pay assisted living and memory care units. Construction started in mid-2015, with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. During the third quarter of 2015, we purchased land for three of the five planned assisted living facilities. Total capitalized costs related to these properties as of September 30, 2015, including land purchases, were $8,123,000. We have accumulated an additional $375,000 in pre-development costs for the remaining two sites.

As of September 30, 2015, the annual contractual rent from OpCo to PropCo is $23,853,000, plus fixed annual escalators. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. Of our total revenues, $6,150,000 (11%) and $5,324,000 (12%) were recognized as rental income from Bickford for the three months ended September 30, 2015 and 2014, and $17,844,000 (10%) and $15,789,000 (12%) for the nine months ended September 30, 2015 and 2014, respectively.

NHC

As of September 30, 2015, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities in New England.

The 1991 lease has been amended to extend the lease expiration to December 31, 2026. There are two additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility's revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of the increase, if any, in each facility's revenue over a 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Current year	$596	$573	$1,788	$1,719
Prior year final certification[1]	—	—	94	15
Total percentage rent income	$596	$573	$1,882	$1,734
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,133,000 (16%) and $9,109,000 (20%) were derived from NHC for the three months ended September 30, 2015 and 2014, respectively, and $27,492,000 (16%) and $27,337,000 (21%) for the nine months ended September 30, 2015 and 2014, respectively.

Senior Living Communities

Beginning in December 2014 we leased eight retirement communities with 1,671 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease contains two 5-year renewal options and provides for initial cash rent of $31,000,000, plus annual escalators of 4% in years two through four and 3% thereafter.

For the eight Senior Living properties acquired by us in December 2014 in a transaction accounted for as a business combination, the unaudited pro forma revenue, net income and net income available to common stockholders of the combined entity for the three and nine months ended September 30, 2014 is provided below as if the acquisition date had been January 1, 2013 (in thousands except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Revenue	$54,335	$161,342
Net income	$30,067	$88,667
Net income available to common stockholders	$29,801	$87,795
Earnings per common share - basic	$0.79	$2.34
Earnings per common share - diluted	$0.79	$2.34

Supplemental pro forma information above includes revenues from the lease recognized on a straight-line basis, depreciation, and appropriate interest costs.

Of our total revenues for the three and nine months ended September 30, 2015, we recorded $9,855,000 (17%) and $29,566,000 (17%), respectively, in lease revenue from Senior Living, of which $2,105,000 and $6,316,000 respectively, represented straight-line rent. Net earnings from this acquisition were $4,549,000 and $13,715,000 for the same periods.

Disposition of Assets

On September 30, 2015, we sold for $9,593,000 two properties with a carrying value of $8,467,000 and recognized a gain on the disposition of $1,126,000. The properties represented the last two skilled nursing facilities of a disposal group that was originally under contract and classified during 2011 and 2012 as held-for-sale. As previously disclosed, the sale for the disposal group as a whole, being subject to certain conditions precedent as to financing, did not occur. NHI then proceeded to dispose of three of the properties in December 2013, the first of the group having been sold in 2011. On completion of these disposals to our tenant, Fundamental, a monthly rental of $250,000 was attached to the two remaining skilled nursing facilities through the end of the original lease term, February 2016, the properties having an average age in excess of 40 years. With the impending cessation of the lease, the two properties were aggressively marketed for immediate sale under conditions less favorable than those prevailing in 2011.

Assets Held for Sale

In August 2015 we committed to a plan to sell a skilled nursing facility in Idaho. We have reached agreement with our tenant on a sales price of $3,000,000 for the property, which has a carrying value of $1,346,000. We recorded lease income from the property for the three and nine months ended September 30, 2015 of $80,000 and $241,000, respectively, and for the three and nine months ended September 30, 2014 lease income was $78,000 and $235,000, respectively. The Idaho property does not meet the accounting criteria to be reported as a discontinued operation as its disposal will not result in a strategic shift that would have a major effect on our operations or financial results.

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Equity-method investment in OpCo	$8,659	$9,424
Debt issuance costs	12,153	11,491
Accounts receivable and other assets	4,633	3,818
Reserves for replacement, insurance and tax escrows	4,170	4,324
Lease escrow deposits	—	21,648
	$29,615	$50,705

Upon the acquisition of our investment in OpCo in 2012, our purchase price was allocated to the assets acquired based upon their estimated relative fair values. We account for this investment using the equity method because OpCo is intended to be self-financing, and we do not control the entity, nor do we have any role in its day-to-day management. Financial reporting standards for equity method investments require that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as though OpCo were a consolidated subsidiary. Accordingly, the excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment. We noted no decline in values as of September 30, 2015, losses in the investee arising from new development not present at acquisition, to which no goodwill is attributed. OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at September 30, 2015, due to our investment in OpCo, would be limited to our equity interest.

In July 2015 the balance of funds held as a lease security deposit, payable in December 2030, was reclassified as marketable securities upon the investment of these funds in government agency debt securities and as long-term certificates of deposit. See Note 6.

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages. Debt issuance costs are being amortized over the expected term of the debt instruments to which they are related.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At September 30, 2015, we had investments in mortgage notes receivable with a carrying value of $86,222,000, secured by real estate and UCC liens on the personal property of 9 health care properties, and other notes receivable with a carrying value of $31,607,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at September 30, 2015.

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of September 30, 2015. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note ("Note B") is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B through December 2016 and anticipate substantial repayment with new resident entrance fees upon the opening of Phase II. The total amount funded on Note B was $39,071,000 as of September 30, 2015.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. The current basis of our investment in Timber Ridge loans is $67,071,000, but we are obligated to complete the funding of both Notes A and B of up to $154,500,000 which represents the maximum exposure to loss of NHI due to our relationship with Timber Ridge. Because we neither control the entity, nor have any role in its day-to-day management, we account for our investment in LCS-WP at amortized cost.

Senior Living Communities

In connection with the December 2014 Senior Living acquisition, described in Note 2, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $5,321,000 at September 30, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.06% at September 30, 2015, plus 6%.

Sycamore

In July 2013 we extended a $9,200,000 loan to our joint venture partner, Sycamore, to fund a portion of their acquisition from a third party of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a 12% annual interest. As a result of the loan, PropCo acquired a $97,000,000 purchase option exercisable over the term of the loan, covering all of the properties, in whole or in part. Terms of the loan and the purchase option have been extended through June 2018. In June 2014 we entered into a $500,000 revolving loan to Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note, as extended, matures in June 2018. At September 30, 2015, the revolving loan had an outstanding balance of $412,000. Sycamore is intended to be self-financing, and our direct support has been limited to the loans described herein and a $3,550,000 letter of credit for the benefit of Sycamore. We are not obligated to extend support to Sycamore beyond our current basis in the loans and letter of credit to them; accordingly our investment in this extension of credit represents our maximum exposure to loss. However, because we do not control Sycamore, nor do we have any role in the day-to-day management, we account for loans provided to Sycamore at amortized cost.

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

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

We recognized $818,000 and $2,454,000 in preferred dividend income from LTC (a publicly-traded REIT) for the three and nine months ended September 30, 2015 and 2014, respectively, on our investment in 2,000,000 shares of their cumulative preferred stock carried at its original cost of $38,132,000. The preferred stock, which was purchased in September 1998, is not listed on a stock exchange, is considered a non-marketable security and is recorded at cost in our Condensed Consolidated Balance Sheets. The non-voting preferred stock is convertible into 2,000,000 shares of LTC common stock whose closing price at September 30, 2015 was $42.67 per share. The preferred stock has an annual cumulative coupon rate of 8.5% payable quarterly and a liquidation preference of $19.25 per share. While not the fair value of our preferred stock investment, we provide the above information as pertinent to the reader's estimation of the fair value of our investment. In accordance with ASC Topic 825 Financial Instruments, paragraph 10-50 Disclosure-Overall, we have determined that it is not practicable to estimate the fair value of our cost basis investment in preferred stock due to excessive costs related to inherent subjectivities in refining the estimate to a degree that is likely to materially augment the information provided above. Further, we have identified no events that may have had an adverse effect on its fair value which would have required revisiting the instrument's carrying value.

NOTE 6. INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities which are reported at fair value and investments in marketable debt securities which consist of U.S. government agency debt and long-term certificates of deposit. Unrealized gains and losses on available-for-sale securities are presented as a component of accumulated other comprehensive income. Realized gains and losses from securities sales are determined based upon specific identification of the securities. Marketable debt securities are classified as held-to-maturity and stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

Marketable securities consist of the following (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$4,088	$15,065	$4,088	$15,503
Held-to-maturity securities	$20,083	$20,192	$—	$—

Gross unrealized gains related to available-for-sale securities were $10,977,000 at September 30, 2015 and $11,415,000 at December 31, 2014.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Revolving credit facility - unsecured	$217,000	$374,000
Convertible senior notes - unsecured (net of discount of $6,141 and $6,963)	193,859	193,037
Bank term loans - unsecured	250,000	250,000
HUD mortgage loans (net of discount of $1,596 and $1,662)	45,201	45,689
Private placement term loans - unsecured	225,000	—
Fannie Mae term loans - secured, non-recourse	78,084	—
	$1,009,144	$862,726

Aggregate principal maturities of debt as of September 30, 2015 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended September 30
2016	$762
2017	787
2018	814
2019	842
2020	467,871
Thereafter	545,805
1,016,881
Less: discount	(7,737)
$1,009,144

In June 2015 we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 unsecured, revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (19 bps at September 30, 2015); (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. At closing, the new facility replaced a smaller credit facility last amended in March 2014 that provided for $700,000,000 of total commitments. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At September 30, 2015 we had $333,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties in NHI’s joint venture with Bickford. Proceeds were used to reduce borrowings on NHI's unsecured bank credit facility. The notes are secured by the facilities previously pledged as security on Fannie Mae term debt that was retired in December 2014.

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

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an "optional net-share settlement conversion feature," meaning that upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Our average stock price in for the third quarter of 2015 is less than the conversion price, making the conversion option anti-dilutive for the three months ended September 30, 2015. For the year-to-date period, 2015 dilution is determined by computing an average of incremental shares included in each quarterly diluted EPS computation, resulting in a dilutive effect of the conversion feature of 6,314 shares for the nine months ended September 30, 2015.

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

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at September 30, 2015, was $4,393,000.

Our HUD mortgage loans are secured by ten properties in our joint venture with Bickford. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,359,000 and a net book value of $7,764,000, which approximates fair value.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest expense at contractual rates	$9,000	$6,426	$25,223	$17,126
Capitalized interest	(92)	(156)	(296)	(367)
Amortization of debt issuance costs, debt discount and premium	864	735	2,544	1,816
Debt issuance costs expensed due to credit facility modifications	—	—	—	2,145
Total interest expense	$9,772	$7,005	$27,471	$20,720

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of September 30, 2015 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(787)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(3,427)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(5,888)

See Note 11 for fair value disclosures about our variable and fixed rate debt and interest rate swap agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

In February 2015 our joint venture with Bickford announced plans to develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and consist of 60 private-pay assisted living and memory care units. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. Pre-development and land acquisition on the five facilities started in mid-2015 with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. As of September 30, 2015, land and pre-development costs incurred on the project totaled $8,498,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore which holds a minority interest in PropCo. At September 30, 2015 our commitment on the letter of credit totaled $3,550,000.

In June 2014 we entered into a $500,000 revolving loan with Bickford affiliate, Sycamore, to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note, as extended, matures in June 2018. At September 30, 2015, the revolving loan had an outstanding balance of $412,000.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community on our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $7,326,000 as of September 30, 2015. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care ("Chancellor"), who has been operating the campus since 1993. We also committed to provide up to $1,150,000 for renovations and improvements related to our recent acquisitions of senior housing communities in Oregon and Maryland, which we have leased to Chancellor. We began renovations during the first quarter of 2014 and had funded $564,000 as of September 30, 2015. We receive rent income on funds advanced for each construction project.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living ("Discovery") of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon gaining, and maintaining, a specified lease coverage ratio. Remaining payments will be assessed for funding in installments of $750,000 through September 2016 when the residual is potentially due. As of September 30, 2015, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the Condensed Consolidated Balance Sheet.

East Lake

In connection with our July 2015 lease, NHI has committed to East Lake certain lease incentive payments of $8,000,000 contingent on reaching and maintaining certain metrics, a contingent earnout of $750,000 payable to the seller upon attaining certain metrics, and the funding of an additional $400,000 for specified capital improvements. At acquisition, we estimated the seller contingent earnout payment to be probable and accordingly, have reflected that amount in our Condensed Consolidated Balance Sheet at September 30, 2015. Contingent payments earned will be included in the lease base when funded.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to an affiliate of Community Health Systems under which we provided $7,463,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. Funding for this investment was added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and was completed in 2015. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Life Care Services

See Note 4 for a discussion of our loan commitments to an affiliate of Life Care Services.

Prestige

We agreed to fund capital improvements of up to $2,000,000 in connection with two of the skilled nursing facilities we lease to Prestige Senior Living. As of September 30, 2015, we had fully funded this commitment. The capital improvements were added to our original investment in the properties and are included in the lease base. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements. Contingent payments earned will be included in the lease base when funded.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of September 30, 2015, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year 2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the Condensed Consolidated Balance Sheet.

Senior Living Communities

In connection with our December 2014 Senior Living acquisition, we have provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease. Borrowings will be used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $5,321,000 at September 30, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.06% at September 30, 2015, plus 6%.

Senior Living Management

We have entered into agreements with our current tenant, Senior Living Management, to fund up to $1,430,000 for renovations to our facilities in Georgia and Louisiana. As amounts are funded, they are added to the lease base. As of September 30, 2015, we had funded $908,000 toward this commitment.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of September 30, 2015, there were 305,000 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant. Through a vote of our shareholders on May 7, 2015, we have increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company's ability to re-issue shares under the Plan.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of September 30, 2015, the 2005 Plan has expired and no additional shares may be granted under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended September 30, 2015 and 2014 was $233,000 and $223,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $1,930,000 and $1,796,000, respectively.

At September 30, 2015, we had, net of expected forfeitures, $665,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2015 - $233,000, 2016 - $386,000 and 2017 - $46,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes our outstanding stock options:

	Nine Months Ended
	September 30,
	2015	2014
Options outstanding January 1,	871,671	516,674
Options granted under 2012 Plan	450,000	400,000
Options granted under 2005 Plan	20,000	—
Options exercised under 2012 Plan	(421,657)	—
Options canceled under 2012 Plan	(100,000)	(15,000)
Options exercised under 2005 Plan	(50,002)	(26,670)
Options outstanding, September 30,	770,012	875,004

Exercisable at September 30,	496,664	648,323

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$33,600	$25,250	$94,466	$74,080

BASIC:
Weighted average common shares outstanding	37,566,221	33,055,992	37,563,503	33,053,386

DILUTED:
Weighted average common shares outstanding	37,566,221	33,055,992	37,563,503	33,053,386
Stock options	16,920	32,578	42,024	33,643
Convertible subordinated debentures	—	—	6,314	—
Average dilutive common shares outstanding	37,583,141	33,088,570	37,611,841	33,087,029

Net income per common share - basic	$.89	$.76	$2.51	$2.24
Net income per common share - diluted	$.89	$.76	$2.51	$2.24

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	107,993	24,659	42,052	26,734

Regular dividends declared per common share	$.85	$.77	$2.55	$2.31

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
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	September 30, 2015	December 31, 2014
Level 1
Common stock of other healthcare REITs	Marketable securities	$15,065	$15,503
Level 2
Interest rate swap asset	Other assets	$—	$—
Interest rate swap liability	Accrued expenses	$10,102	$5,193
Level 3
Contingent consideration	Real estate purchase liabilities	$3,750	$3,000

The following table presents a reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2015 and 2014 (in thousands):

	Fair Value Beginning of Period	Transfers Into Level 3	Realized Gains and (Losses)	Purchases, Issuances and Settlements, net	Fair Value at End of Period	Total Period Losses Included in Earnings Attributable to the Change in Unrealized Losses Relating to Assets Held at End of Year
2015
Contingent consideration	$3,000	$—	$—	$750	$3,750	$—

2014
Contingent consideration	$2,600	$—	$—	$1,400	$4,000	$—

Carrying values and fair values of financial instruments that are not carried at fair value at September 30, 2015 and December 31, 2014 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2015	2014	2015	2014
Level 1
Marketable securities, held to maturity	$20,083	$—	$20,192	$—
Level 2
Variable rate debt	$467,000	$624,000	$467,000	$624,000
Fixed rate debt	$542,144	$238,726	$559,648	$254,150

Level 3
Mortgage and other notes receivable	$117,828	$63,630	$125,759	$72,435
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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility are reasonably estimated at their carrying value at September 30, 2015 and December 31, 2014, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 12. SUBSEQUENT EVENTS

On November 3, 2015, we issued $50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender. The notes are unsecured and require quarterly payments of interest only until maturity. We used the proceeds from the notes to pay down borrowings on our revolving credit facility. Terms and conditions of the new financing are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

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

Executive Overview

National Health Investors, Inc., is a self-managed real estate investment trust ("REIT") specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of real estate investments in independent, assisted and memory care communities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include mortgages and notes, the preferred stock and marketable securities of other REITs, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through this RIDEA joint venture, we invest in facility operations managed by independent third-parties. For the nine months ended September 30, 2015, our investment portfolio generated $170,346,000 of income. We fund our real estate investments primarily through: (1) cash flow, (2) debt offerings, including bank lines of credit and ordinary term debt, and (3) the sale of equity securities.

Portfolio

At September 30, 2015, our operations consisted of investments in real estate and mortgage and other notes receivable involving 188 facilities in 31 states. These investments include 115 senior housing communities, 68 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding pre-development costs of $375,000 and our corporate office of $910,000) consisted of properties with an original cost of approximately $2,087,337,000, rented under triple-net leases to 26 lessees, and $117,828,000 aggregate carrying value of mortgage and other notes receivable due from 14 borrowers.

We classify all of the properties in our portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing communities as either need-driven (assisted and memory care communities and senior living campuses) or discretionary (independent living and entrance-fee communities.) For the table below, 3 parcels of land acquired have been included in their intended category.

Senior Housing – Need-Driven includes assisted and memory care communities ("ALF") and senior living campuses ("SLC") which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

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

The following tables summarize our gross investments in real estate and mortgage and other notes receivable and year-to-date revenue as of September 30, 2015 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	67	3,257		$32,076	19.2%	$482,450
Senior Living Campus	10	1,344		7,815	4.7%	145,742
Total Senior Housing - Need-Driven	77	4,601		39,891	23.9%	628,192
Senior Housing - Discretionary
Independent Living	28	3,114		33,858	20.3%	503,512
Entrance-Fee Communities	7	1,587		29,017	17.4%	467,160
Total Senior Housing - Discretionary	35	4,701		62,875	37.7%	970,672
Total Senior Housing	112	9,302		102,766	61.6%	1,598,864
Medical Facilities
Skilled Nursing Facilities	62	8,061		50,299	30.2%	426,855
Hospitals	3	181		5,809	3.5%	51,131
Medical Office Buildings	2	88,517	*	750	0.4%	10,487
Total Medical Facilities	67			56,858	34.1%	488,473
Total Real Estate Properties	179			$159,624	95.7%	$2,087,337

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	2	190		$583	0.4%	$6,113
Senior Housing - Discretionary	1	400		2,181	1.3%	67,071
Medical Facilities	6	450		1,569	0.9%	13,037
Other Notes Receivable	—	—		2,816	1.7%	31,607
Total Mortgage and Other Notes Receivable	9	1,040		7,149	4.3%	117,828
Total Portfolio	188			$166,773	100.0%	$2,205,165

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	179			$159,624	95.7%	2,087,337
Mortgage and Other Notes Receivable	9			7,149	4.3%	117,828
Total Portfolio	188			$166,773	100.0%	2,205,165

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	69	3,447		$32,659	19.6%	$488,564
Senior Living Campus	10	1,344		7,815	4.7%	145,742
Total Senior Housing - Need-Driven	79	4,791		40,474	24.3%	634,306
Senior Housing - Discretionary
Entrance-Fee Communities	8	1,987		31,198	18.7%	534,231
Independent Living	28	3,114		33,858	20.3%	503,512
Total Senior Housing - Discretionary	36	5,101		65,056	39.0%	1,037,743
Total Senior Housing	115	9,892		105,530	63.3%	1,672,049
Medical Facilities
Skilled Nursing Facilities	68	8,511		51,294	30.8%	439,893
Hospitals	3	181		6,383	3.8%	51,131
Medical Office Buildings	2	88,517	*	750	0.4%	10,486
Total Medical	73			58,427	35.0%	501,510
Other	—			2,816	1.7%	31,606
Total Portfolio	188			$166,773	100.0%	2,205,165

Portfolio by Operator Type
Public	53			$34,617	20.76%	$258,976
National Chain (Privately-Owned)	27			37,173	22.29%	498,811
Regional	96			87,523	52.48%	1,315,048
Small	12			7,460	4.47%	132,330
Total Portfolio	188			$166,773	100.00%	2,205,165

For the nine months ended September 30, 2015, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Health Services Management; Holiday Retirement; Legend Healthcare; National HealthCare Corp; and Senior Living Communities.

As of September 30, 2015, our average effective annualized rental income was $7,914 per bed for skilled nursing facilities, $9,931 per unit for senior living campuses, $13,976 per unit for assisted living facilities, $14,497 per unit for independent living facilities, $24,379 per unit for entrance fee communities, $42,791 per bed for hospitals, and $11 per square foot for medical office buildings.

We invest a portion of our funds in the preferred and common shares of other publicly-held healthcare REITs to ensure a substantial portion of our assets are invested for real estate purposes. At September 30, 2015, such investments had a carrying value of $53,197,000.

Recent Events and Operational Effects
The announcement of the departure of our then-CEO, Justin Hutchens, on August 11, 2015, marked the beginning of a sequence of events and circumstances in which the quoted market price of our common shares began trending lower.

•
Mr. Hutchens’ accrued bonus, no longer due, was reversed, resulting in a boost to earnings of $575,000 during the third quarter, when the reversal was recorded. For the year as a whole, no equivalent impact was achieved, as the reversal effected a cancellation of earlier accruals during the first and second quarters, with no net effect for the nine months.

•
Market-wide jitters in August and early September, triggered by concerns over China and expectations of a looming Federal Reserve benchmark federal funds rate hike, negatively impacted our share price and quoted interest rates on senior unsecured debt, making strategic refinancing temporarily inadvisable, further resulting in our continued carry of substantial portions of our debt within our lower-interest, floating-rate, revolving credit facility. Carrying debt subject to interest rate risk, but ultimately at lower rates than planned, contributed to NHI exceeding the upper limit of its AFFO guidance range.

•
By the end of August continuing through the first two weeks of September 2015, our share price had traded down by as much as 18% from its quarter-opening price. As a result, contemplated access to capital through a strategic issuance of common shares on our ATM equity program was put on indefinite hold.

These events and circumstances combined to boost per share earnings by either suppressing levels of expense or constricting the denominator of shares outstanding. Where true efficiencies have been gained – in the absence of a continuing accrual for executive compensation (rather than its reversal), a smaller denominator used in per share calculations, or the quarter’s pause from refinancing at higher interest rates – forthcoming annual AFFO annual earnings guidance has been revised upward.

While we have clarity on the top end of our new AFFO guidance range, our guidance allows for the uncertainty in the structure and timing of the financing to fund our previously announced investments.  Our guidance range includes earnings impacts for the remainder of the year as follows:  First, the September 2015 sale of two facilities to our tenant Fundamental and the resulting net impact to lease revenue; second, the third quarter reversal of previously accrued executive compensation; and third, increased interest expense as a result of terming out $100 million of borrowing on our revolving credit facility.

On October 5, 2015, we announced the promotion to Chief Executive Officer from within our team of Eric Mendelsohn, formerly Executive Vice President of Corporate Finance and interim Chief Executive Officer since early August 2015.
Areas of Focus

While there has been a change in our CEO, our governing philosophy will continue to guide us down the path that has positioned NHI as a leader among diversified health care REITs. We will maintain pursuit of a disciplined investment strategy of appropriate volume with mission-oriented partners, while at the same time retaining our commitment to a conservative balance sheet. To that end, we are evaluating and will potentially make additional investments during the remainder of 2015 as we monitor and improve our existing properties. We seek tenants with whom we can partner in relationships where our business goals are aligned. We believe that this approach fuels steady, and thus, enduring growth for our partners and for NHI.

Within our industry, demand for healthcare real estate continues at high levels, partly attributable to the availability of senior unsecured debt at still historically low rates. As a result of the availability of debt and equity capital, a multitude of buyers seeking investment opportunities, including unlisted REITs and private equity funds, have joined to keep capitalization rates low and led NHI to more value-based investment judgments.

According to a 2011 estimate by the U.S. Department of Health and Human Services (the “HHS study”), the number of Americans 65 and older is expected to grow 36% between 2010 and 2020, compared to a 9% cumulative growth for the general population. An increase in this age demographic is expected to increase demand for senior housing properties of all types in the coming decades. Demand is increasing for private-pay senior housing properties in countries outside the U.S. as well. We therefore consider real estate and note investments with U.S. entities who seek to expand their senior housing operations into countries where local-market demand is sufficiently demonstrated.
The combination of historically low interest rates, available capital and demographic trends as highlighted in the HHS study have been credited with fueling an environment in which potential overbuilding in certain markets and record M&A activity are conspicuous features. Additionally, the largest portion of future demographic growth will be attributable to the aging of “baby boomers” whose advent dates from 1946 and whose effects on senior housing are still some years away. Further, recent volatility in the capital markets has been conjectured to create conditions in which a negative “wealth effect” - where significant economic decisions are put on hold - might potentially begin to affect large segments of the population and thereby impact occupancy at senior housing facilities. Still, despite these concerns, no wavering of demand in the pipeline or for end-product has yet manifested itself, and health care REITs continue to report strong profitability. Recent events including stock market turmoil, low cap rates, and oversupply in certain major cities have had the collateral effect of refocusing NHI and industry efforts into internal growth.

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

NHI is continuing its targeted acquisition program, although an increased emphasis on internal growth will contribute to our plans for capital deployment. Strong regional demographic trends continue to provide the context for further outside growth in the remainder of 2015 and in the years ahead. We plan to fund any new real estate and mortgage investments in the coming year using our liquid assets and debt financing. Should the weight of additional debt as a result of new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through our ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced tenants and borrowers who we make our priority.

For the nine months ended September 30, 2015, approximately 30% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. In 2009, we began to diversify our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources. While we will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, our current investment focus is on acquiring senior housing assets (including assisted living and memory care facilities, independent living facilities, senior living campuses and entrance-fee communities).

As a diversified health-care REIT, we have reached a point of relative equilibrium in balancing our lease portfolio across three asset classes. Large acquisitions in 2013 and 2014 have laid a foundation of diversification across asset types and exemplify our strategy of focusing on well-established tenants who are recognized leaders in their industries. Considering individual tenant lease revenue as a percentage of total revenue, Bickford Senior Living is our largest assisted living/memory care tenant, an affiliate of Holiday Retirement is our largest independent living tenant, National HealthCare Corporation is our largest skilled nursing tenant and for 2015, Senior Living Communities is our largest entrance-fee community tenant.

The following table illustrates our total portfolio revenue by asset class (in thousands):

	Nine Months Ended September 30,
	2015	%	2014	%
Medical Facilities	$58,427	35%	$56,816	44%
Senior Housing - Need-Driven	40,474	24%	35,382	27%
Senior Housing - Discretionary	65,056	39%	33,842	27%
Other	2,816	2%	2,553	2%
	$166,773	100%	$128,593	100%

As longer term borrowing rates increase, there will be pressure on the spread between our cost of capital and the returns we earn. Expected demand for senior housing, which has been a partial trigger for cash flowing into the industry and the resultant decrease in cap rates, will likely in the long run cause lease rates to rise and thus provide some partial relief from pressures squeezing the cost of, and return on, invested capital. Our cost of capital increases as we transition portions of our short-term revolving borrowings at variable interest rates into debt instruments with longer maturities and fixed rates. Managing risk involves trade-offs with the competing goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these opposing interests within the confines of our investor profile.
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

Our projected dividends for the current year and actual dividends for the last three years are as follows:

	2015[1]	2014	2013	2012
Regular	$3.40	$3.08	$2.90	$2.64
Special	—	$—	$—	$0.22	[2]
	$3.40	$3.08	$2.90	$2.86

1 Based on $.85 per share for first, second and third quarters of 2015, annualized
2 Paid to shareholders of record in January 2013

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

We calculate our fixed charge coverage ratio as approximately 6.3x for the nine months ended September 30, 2015 (see our later discussion of Adjusted EBITDA and a reconciliation to our net income). On an annualized basis, our consolidated net debt-to-Adjusted EBITDA ratio is approximately 4.7x.

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

Investment Highlights

Since January 1, 2015, we have made or announced the following real estate and note investments (dollars in thousands):

	Properties	Asset Class	Amount
Lease Investments
Chancellor Health Care - acquisition	1	SHO	$6,675
Brook Retirement Communities - acquisition	1	SHO	$6,000
Bickford Senior Living - new construction	5	SHO	$55,000
Bickford Senior Living - acquisition	1	SHO	21,000
East Lake Capital Mgmt - acquisition	3	SHO	66,900
Note Investments
Life Care Services - refinancing and new construction	1	SHO	154,500
			$310,075

Chancellor

In an asset acquisition on August 31, 2015, we acquired a 29-unit memory care facility in Portland, Oregon, for $6,772,000 in cash inclusive of closing costs of approximately $97,000. The facility will be leased to existing partner Chancellor Health Care for 15 years with renewal options at an initial lease rate of 7.75% plus annual escalators.

Brook Retirement Communities

In an asset acquisition on August 31, 2015, we acquired a 42-unit independent living and assisted living community in Roscommon, Michigan, for $6,000,000 in cash and $49,000 in closing costs. The community will be leased to a new partner, The Brook Retirement Communities of Roscommon, Inc., for 10 years with renewal options at an initial lease rate of 7.5% plus annual escalators.

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

On July 31, 2015, our subsidiary, PropCo, acquired a 92 unit assisted living/memory care facility located in Lancaster, Ohio for $21,000,000 in cash.Valuation was based on an 8.0% capitalization rate on its trailing net operating income performance. The facility was leased to the operating company, OpCo, of which we retain an 85/15 ownership interest with Bickford.

East Lake

On July 1, 2015, we acquired two senior living campuses in Nashville and Indianapolis and one assisted living/memory care facility in Charlotte for $66,900,000 in cash. In addition, we have committed to East Lake certain lease incentive payments contingent on reaching and maintaining certain metrics and a contingent earn out of $750,000 payable to the seller upon East Lake reaching certain metrics. As earned, the lease incentive payments would be due in installments of up to $4,000,000 in each of years three and four of the lease with any subsequently earned residual due by year seven. At acquisition, we estimated probable contingent payments to the seller totaling $750,000 and have, accordingly, reflected that amount in the Condensed Consolidated Balance Sheet. Contingent payments earned will be an addition to the lease base when funded.

We leased the facilities to East Lake Capital Management (“East Lake”) for an initial term of 10 years, plus renewal options. The lease calls for an annual payment of $4,683,000 in the first year with fixed annual escalators of 3.5% through year four and 3.0% thereafter. In conjunction with the lease, East Lake acquired a purchase option on the properties as a whole, exercisable beginning in year six of the lease for approximately $81,000,000 and thereafter subject to escalation on a basis consistent with rental escalations and other funding in place. On entering the lease, we committed to funding up to an additional $400,000 for specified capital improvements. The investment will be added to the basis on which the lease amount is calculated.

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of June 30, 2015. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note ("Note B") is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B through December 2016 and anticipate substantial repayment with new resident entrance fees upon the opening of Phase II. The total amount funded on Note B was $39,071,000 as of September 30, 2015.

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

Significant Operators

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Nine Months Ended September 30,				Lease
	Asset Class	Amount	2015		2014		Renewal
Holiday Retirement	ILF	$471,051	$32,863	21%	$32,863	27%	2031
Senior Living Communities	EFC	476,000	29,566	19%	—	—%	2029
National HealthCare Corporation	SNF	194,525	27,492	17%	27,337	22%	2026
Bickford Senior Living	ALF	280,874	17,844	11%	15,789	13%	2019
All others	Various	664,887	51,859	32%	47,346	38%	Various
		$2,087,337	$159,624		$123,335

RIDEA

As of September 30, 2015, we owned an 85% equity interest and Sycamore Street, LLC ("Sycamore"), an affiliate of Bickford, owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 32 assisted living/memory care facilities. The facilities are leased to an operating company, ("OpCo"), in which we also retain an 85/15 ownership interest with an affiliate of Bickford, who controls the entity. This joint venture is structured to comply with the provisions of RIDEA. As of September 30, 2015, the annual contractual rent from OpCo to PropCo is $23,853,000, plus fixed annual escalators. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. Of our total revenues, $6,150,000 (11%) and $5,324,000 (12%) were recognized as rental income from Bickford for the three months ended September 30, 2015 and 2014, respectively, and $17,844,000 (10%) and $15,789,000 (12%) for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the carrying value of our investment in the operating company, OpCo, was $8,659,000. The excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole.

The income statements for OpCo include the operating results of 29 stabilized same-store properties and 3 properties that were added to the portfolio within the last 15 months. For accounting purposes we are required to expense the pre-opening expenses and operating losses of newly-developed properties.

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$19,625	$16,234	$56,776	$47,949

Operating expenses, including management fees	13,508	10,777	39,043	31,530
Lease expense, including straight-line rent	6,235	5,391	18,117	15,856
Depreciation and amortization	179	128	516	378
Net Income	$(297)	$(62)	$(900)	$185

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at September 30, 2015, due to our investment in OpCo, would be limited to our equity interest. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared from OpCo since its inception.

In July 2013, we extended a $9,200,000 loan to Sycamore to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a 12% annual interest rate. As a result of this transaction and existing agreements governing our business relationship with Bickford, PropCo has acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan. In 2015, we granted an extension of the loan through June 2018 in return for the extension of the purchase option over the same period. Essential terms of the extended loan remain the same. We are monitoring the performance of this portfolio which currently has an NOI that would presume a capitalization rate on PropCo's purchase option price of approximately7.8%. The loan and the purchase option constitute variable interests of NHI in Sycamore, which is a VIE. However, because NHI is not its primary beneficiary, Sycamore is not subject to consolidation.

Disposition of Assets

On September 30, 2015, we sold for $9,593,000 two properties with a carrying value of $8,467,000 and recognized a gain on the disposition of $1,126,000. The properties represented the last two skilled nursing facilities of a disposal group that was originally under contract and classified during 2011 and 2012 as held-for-sale. As previously disclosed, the sale for the disposal group as a whole, being subject to certain conditions precedent as to financing, did not occur. NHI then proceeded to dispose of three of the properties in December 2013, the first of the group having been sold in 2011. On completion of this round of disposals to our tenant, Fundamental, a monthly rental of $250,000, extending through the end of the original lease term in February 2016, was attached to the remaining two skilled nursing facilities, now disposed of. The properties had an average age in excess of 40 years. With the impending cessation of the lease, the two properties were aggressively marketed for immediate sale under conditions less favorable than those prevailing in 2011.

Assets Held for Sale

In August 2015 we committed to a plan to sell a skilled nursing facility in Grangeville, Idaho. The agreed upon sales price for the property is $3,000,000, which will result in gain recognition of approximately $1,650,000 upon consummation of the sale. Final disposal of the property will depend upon the timing and availability of HUD financing but is expected to be completed by year-end. The Grangeville property does not meet the accounting criteria to be reported as a discontinued operation as its disposal will not result in a strategic shift that would have a major effect on our operations or financial results.

Lease Renewals and Expirations

Our leases are typically structured as "triple net leases" on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended September 30, 2015, we did not have any renewing or expiring leases. Our portfolio includes two senior living campuses with lease agreements, constituting $2,448,000 of annual contractual cash rent, which are scheduled to mature in August 2016 and which we currently expect to renew at comparable rates.

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

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	September 30,		Period Change
	2015	2014	$	%
Revenues:
Rental income
7 EFCs and 1 SLC leased to Senior Living Communities	$7,750	$—	$7,750	NM
1 ALF and 2 SLCs leased to East Lake Capital Management	1,171	—	1,171	NM
ALFs leased to RIDEA joint venture with Bickford	6,115	5,237	878	16.8%
ILFs leased to an affiliate of Holiday Retirement	8,338	7,979	359	4.5%
ALFs leased to Chancellor Health Care	864	687	177	25.8%
Other new and existing leases	24,037	23,563	474	2.0%
	48,275	37,466	10,809	28.9%
Straight-line rent adjustments, new and existing leases	6,184	4,203	1,981	47.1%
Total Rental Income	54,459	41,669	12,790	30.7%
Interest income from mortgage and other notes
Timber Ridge mortgage and construction loans	1,054	—	1,054	NM
Senior Living Communities construction loan	123	—	123	NM
Sante Mesa construction loan	—	303	(303)	NM
Other new and existing mortgages	1,330	1,451	(121)	(8.3)%
Total Interest Income from Mortgage and Other Notes	2,507	1,754	753	42.9%
Investment income and other	1,316	1,055	261	24.7%
Total Revenue	58,282	44,478	13,804	31.0%
Expenses:
Depreciation
7 EFCs and 1 SLC leased to Senior Living Communities	3,132	—	3,132	NM
1 ALF and 2 SLCs leased to East Lake Capital Management	444	—	444	NM
ALFs leased to RIDEA joint venture with Bickford	1,956	1,656	300	18.1%
ALFs leased to Chancellor Health Care	260	208	52	25.0%
Other new and existing assets	7,693	7,732	(39)	(0.5)%
Total Depreciation	13,485	9,596	3,889	40.5%
Interest expense and amortization of debt issuance costs and discounts	9,772	7,005	2,767	39.5%
Legal	117	66	51	77.3%
Franchise, excise and other taxes	114	78	36	46.2%
Payroll and related compensation expenses	478	1,341	(863)	(64.4)%
Compliance, consulting and professional fees	384	207	177	85.5%
Non-cash compensation expense	233	223	10	4.5%
Other expenses	596	393	203	51.7%
	25,179	18,909	6,270	33.2%
Income before equity-method investee and noncontrolling interest	33,103	25,569	7,534	29.5%
Income (loss) from equity-method investee	(252)	(53)	(199)	375.5%
Investment and other gains	1,126	—	1,126	NM
Net income	33,977	25,516	8,461	33.2%
Less: net income attributable to noncontrolling interest	(377)	(266)	(111)	41.7%
Net income attributable to common stockholders	$33,600	$25,250	$8,350	33.1%

NM - not meaningful

Financial highlights of the quarter ended September 30, 2015, compared to 2014 were as follows:

•
Rental income increased $12,790,000 primarily as a result of completing real estate investments of $598,738,000 since September 2014. The increase in rental income included a $1,981,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $753,000 primarily due to borrowings of $67,071,000 on our new loan commitment to the Timber Ridge entrance fee community as described in Investment Activity. We expect total interest income from our loan portfolio to increase as we continue to fund these loans to Timber Ridge on a monthly basis through the remainder of the current fiscal year and throughout 2016 up to a maximum commitment of $154,500,000. We estimate repayment of our construction loan of $94,500,000 to Timber Ridge during 2017. Interest income from our loan portfolio is subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense increased $3,889,000 primarily due to new real estate investments completed since September 2014.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $2,767,000 primarily as a result of the timing and amount of new borrowings since September 30, 2014, and our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•
Payroll and related expenses decreased $863,000 due primarily to the interim period offset of previously recorded executive compensation accruals reversed during the current quarter upon the departure of our former President and CEO.

•	The loss from equity method investee of $252,000 reflects pre-opening costs and operating losses of newly-developed properties in OpCo, which for accounting purposes we are required to expense.

•	On September 30, 2015, we sold for $9,593,000 properties with a carrying value of $8,467,000 and recognized a gain on the disposition of $1,126,000.

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2015	2014	$	%
Revenues:
Rental income
7 EFCs and 1 SLC leased to Senior Living Communities	$23,250	$—	$23,250	NM
ALFs leased to RIDEA joint venture with Bickford	17,609	15,476	2,133	13.8%
1 ALF and 2 SLCs leased to East Lake Capital Management	1,171	—	1,171	NM
ILFs leased to an affiliate of Holiday Retirement	25,013	23,936	1,077	4.5%
3 SNFs and 1 ALF leased to Prestige Senior Living	2,670	1,699	971	57.2%
ALFs leased to Chancellor Health Care	2,494	1,677	817	48.7%
Other new and existing leases	68,925	67,854	1,071	1.6%
	141,132	110,642	30,490	27.6%
Straight-line rent adjustments, new and existing leases	18,492	12,693	5,799	45.7%
Total Rental Income	159,624	123,335	36,289	29.4%
Interest income from mortgage and other notes
Timber Ridge	2,181	—	2,181	NM
Senior Living Communities construction loan	294	—	294	NM
Brentwood at Fore Ranch	64	246	(182)	(74.0)%
Other new and existing mortgages	4,610	5,012	(402)	(8.0)%
Total Interest Income from Mortgage and Other Notes	7,149	5,258	1,891	36.0%
Investment income and other	3,573	3,182	391	12.3%
Total Revenue	170,346	131,775	38,571	29.3%
Expenses:
Depreciation
7 EFCs and 1 SLC leased to Senior Living Communities	9,397	—	9,397	NM
ALFs leased to RIDEA joint venture with Bickford	5,660	4,947	713	14.4%
1 ALF and 2 SLCs leased to East Lake Capital Management	444	—	444	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	928	594	334	56.2%
ALFs leased to Chancellor Health Care	746	496	250	50.4%
Other new and existing assets	22,327	22,336	(9)	—%
Total Depreciation	39,502	28,373	11,129	39.2%
Interest expense and amortization of debt issuance costs and discounts	27,471	18,575	8,896	47.9%
Debt issuance costs expensed due to credit facility modifications	—	2,145	(2,145)	NM
Legal	295	149	146	98.0%
Franchise, excise and other taxes	352	790	(438)	(55.4)%
Payroll and related compensation expenses	3,193	3,397	(204)	(6.0)%
Compliance, consulting and professional fees	1,116	591	525	88.8%
Non-cash compensation expense	1,930	1,796	134	7.5%
Loan recovery	(491)	—	(491)	NM
Other expenses	1,811	1,164	647	55.6%
	75,179	56,980	18,199	31.9%
Income before equity-method investee and noncontrolling interest	95,167	74,795	20,372	27.2%
Income (loss) from equity-method investee	(765)	157	(922)	NM
Investment and other gains	1,126	—	1,126	NM
Net income	95,528	74,952	20,576	27.5%
Less: Net income attributable to noncontrolling interest	(1,062)	(872)	(190)	21.8%
Net income attributable to common stockholders	$94,466	$74,080	$20,386	27.5%

NM - not meaningful

Financial highlights of the nine months ended September 30, 2015, compared to the same period in 2014 were as follows:

•
Rental income increased $36,289,000 primarily as a result of completing real estate investments of $598,738,000 since September 2014. The increase in rental income included a $5,799,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $1,891,000 primarily due to borrowings of $67,071,000 on our new loan commitment to the Timber Ridge entrance fee community as described in Investment Activity. We expect total interest income from our loan portfolio to increase as we continue to fund these loans to Timber Ridge on a monthly basis through the remainder of the current fiscal year and throughout 2016. We estimate repayment of our construction loan of $94,500,000 to Timber Ridge during 2017. Interest income from our loan portfolio is subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense recognized in continuing operations increased $11,129,000 compared to the prior year primarily due to new real estate investments completed since September 2014.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $8,896,000 primarily as a result of the timing and amount of new borrowings and our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•
Franchise, excise and other taxes were $438,000 lower than the same period in 2014 due to the resolution of specific state tax issues and the tax benefit associated with current losses in our taxable REIT subsidiary.

•
Payroll and related expenses decreased $204,000 due primarily to the interim period offset of previously recorded executive compensation accruals reversed during the current quarter upon the departure of our former President and CEO which were partially offset by costs resulting from additions to our management team and corporate staff and employer taxes resulting from the exercise of employee stock options.

•
Consulting and professional fees increased primarily due to the volume of new investments and new financing arrangements. Marketing and promotion expenses increased as the Company continues to expand its awareness among potential new owners and operators in the asset classes in which it makes investments.

•
We received $491,000 as a secured creditor in the final settlement of a bankruptcy proceeding involving one of our former borrowers. The loan had previously been written off. We recorded receipt as a loan recovery.

•	The loss from equity method investee of $765,000 reflects pre-opening costs and operating losses of newly-developed properties in OpCo, which for accounting purposes we are required to expense.

•	On September 30, 2015, we sold for $9,593,000 two properties with a carrying value of $8,467,000 and recognized a gain on the disposition of $1,126,000.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, dividends received on our investments in the common and preferred shares of other REITs and other marketable securities, proceeds from the sales of real property and borrowings from various debt capital sources and the proceeds from the issuance of our common shares. Our primary uses of cash include dividend distributions to our shareholders, debt service payments (both principal and interest), new investments in real estate and notes and for general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Nine Months Ended September 30,		One Year Change
	2015	2014	$	%
Cash and cash equivalents at beginning of period	$3,287	$11,312	$(8,025)	(70.9)%
Net cash provided by operating activities	120,796	93,215	27,581	29.6%
Net cash used in investing activities	(158,746)	(46,477)	(112,269)	241.6%
Net cash provided by (used in) financing activities	48,860	(54,491)	103,351	(189.7)%
Cash and cash equivalents at end of period	$14,197	$3,559	$10,638	298.9%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2015 increased as compared to 2014 primarily as a result of the collection of lease payments on new real estate investments since September 2014.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2015 increased primarily due to the funding of real estate and mortgage investments during the first nine months of 2015.

Financing Activities – The change in net cash related to financing activities for the nine months ended September 30, 2015 compared to the same period in 2014 is primarily the result of the timing and amount of new debt transactions to pay down our revolving credit facility and fund our acquisitions. Dividends paid to stockholders increased $17,531,000 over the same period in 2014 due to a 10.4% increase in per share dividends and 4,508,000 more common shares outstanding.

Liquidity

At September 30, 2015, our liquidity was strong, with $382,345,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. In addition, our investment in LTC preferred stock is convertible into 2,000,000 shares of common stock whose closing price ranged between $38.89 and $44.19 during the quarter ended September 30, 2015. Cash proceeds from lease and mortgage collections, loan payoffs and the recovery of previous write-downs have been distributed as dividends to stockholders, used to retire our indebtedness, and accumulated in bank deposits for the purpose of making new real estate and mortgage loan investments.

During 2015 we have termed out $325,000,000 in debt on our revolver as follows:

Subsequent to quarter-end, on November 3, 2015, we issued $50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender.

In January 2015 we issued $125,000,000 of 8-year notes with a coupon of 3.99% and $100,000,000 of 12-year notes with a coupon of 4.51% to a private placement lender.

The above notes are unsecured and require monthly payments of interest only until maturity. Terms and conditions of the new financings are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

In June 2015, we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 unsecured, revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (19 bps at September 30, 2015); (2) a $130,000,000 unsecured term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR, a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86%

until 2020. At closing, the new facility replaced a smaller credit facility last amended in March 2014 that provided for $700,000,000 of total commitments.

Our purpose in amending the credit facility was to expand the amount of funds available to draw on our revolving credit facility, to increase the accordion feature, and to extend and conform the maturity of the revolver to that of our term loans.

At September 30, 2015, we had $333,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

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

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an "optional net-share settlement conversion feature," meaning that upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Our average stock price in for the third quarter of 2015 is less than the conversion price, making the conversion option anti-dilutive for the three months ended September 30, 2015. For the year-to-date period, 2015 dilution is determined by computing an average of incremental shares included in each quarterly diluted EPS computation, resulting in a dilutive effect of the conversion feature of 6,314 shares for the nine months ended September 30, 2015.

As of November 3, 2015, our stock price closed at $58.96. If current prices increase above the initial $71.81 conversion price, some dilution will be attributable to the conversion feature going forward.

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

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at September 30, 2015, was $4,393,000.

In February 2015 we completed the establishment of an “at the market” equity distribution program (“ATM program”) under which we may offer and sell shares of our common stock having an aggregate sales price of up to $300,000,000 through a consortium of banks acting as sales agents and/or principals. ATMs are a type of shelf-based offering which provide issuers the ability to sell publicly traded shares from time to time at the prevailing market price and of a quantity of their choosing. An ATM program offers an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions at a more favorable cost of capital as compared to larger follow-on offerings. By raising funds through the ATM program along with borrowings from our credit facility, we expect to continue to maintain our leverage ratio as one of the lowest in our peer group. We continue to explore other various funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing. As of September 30, 2015, we have not raised any proceeds under the ATM program.

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

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on three of our term loans as of September 30, 2015 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(787)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(3,427)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(5,888)

Periodically we will refinance the borrowings on our revolving credit facility into longer-term debt instruments. We will consider secured debt from U.S. Govt. agencies, including HUD, private placements of unsecured debt, and public offerings of debt and equity. We anticipate that our historically low cost of debt capital will rise in the near to mid-term, as the federal government transitions away from quantitative easing.

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2015 and thereafter. During the first quarter of 2015, we declared a quarterly dividend of $.85 per common share to shareholders of record on March 31, 2015, payable on May 8, 2015. During the second quarter of 2015, we declared a quarterly dividend of $.85 per common share to shareholders of record on June 30, 2015, payable on August 10, 2015. During the third quarter of 2015, we declared a quarterly dividend of $.85 per common share to shareholders of record on September 30, 2015, payable on November 10, 2015.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For a discussion of our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations below.

We are involved with four companies whom we have identified as VIEs. These variable interests consist of:

1) A leasehold covering $66,900,000 of newly acquired real properties whose capitalization levels bring the entity within the variable interest model (East Lake, Note 2).
2) A joint venture in an operating company organized under provisions of RIDEA (OpCo, Note 3); and
3) A note receivable from, a guarantee on a letter of credit for, and a purchase option with, an unconsolidated VIE (Sycamore, Notes 4 and 8);
4) Two construction mortgage notes receivable aggregating $67,071,000 as of September 30, 2015, from an unconsolidated VIE (LCS-WP, Note 4);

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

Our $200,000,000 convertible senior notes (the “Notes”) issued in March 2014 qualify as off-balance sheet instruments. When we issue convertible notes we do so in order to obtain more advantageous interest rates on our debt. Upon conversion, NHI's obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. The conversion price is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes.When the conversion price is in excess of our current stock price, the impact of the conversion option is anti-dilutive to the earnings per share calculation and as such has no effect on our earnings per share disclosure. When our average stock price exceeds the conversion rate, currently about $71.81 per share, the conversion feature has a dilutive effect on our reported earnings. Our average stock price in for the third quarter of 2015 was less than the conversion price, making the conversion option anti-dilutive for the three months ended September 30, 2015. For the year-to-date period, 2015 dilution is determined by computing an average of incremental shares included in each quarterly diluted EPS computation, resulting in a dilutive effect of the conversion feature of 6,314 shares for the nine months ended September 30, 2015.

We have classified the conversion feature as a component of our equity as long as NHI retains the option, under various tests, as to means of settlement. Should we be required to reclassify into liabilities the portion, currently $7,487,000, included in equity, there could be a negative impact on our financial statements.

Contractual Obligations and Contingent Liabilities

With respect to our Contractual Obligations table below, a substantial portion of our debt now falls not just into the “More than 5 years category but deep into that category. The maturity period specified as “Over 5 years” now includes $225,000,000 of principal payments on term debt consisting of notes with almost 8 and 12 years of maturity remaining; $46,797,000 of principal on HUD debt with a 35 year amortization schedule, and $78,084,000 of principal on Fannie Mae term debt with almost ten years of maturity left. By shifting the balance of our obligations into longer term debt, we obtain a better matching of cash outflows with fixed inflows from our leases, which typically feature a 10 to 15 year term. We address the uncertainty of future interest rates by actively managing our debt to equity levels, using long-term fixed rate debt and staggering our contractual maturities (which is an averaging technique). The result is a strategically conservative balance sheet, structured to maintain the alignment of future inflows and outflows of cash to achieve consistent long-term profitability. We utilize multiple sources of capital, including equity, unsecured notes, our revolving line of credit facility, term loans, and secured debt, to mitigate concentration risk related to any one source of funding.

As of September 30, 2015, our contractual payment obligations and contingent liabilities were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,273,505	$9,053	$108,223	$530,104	$626,125
Real estate purchase liabilities	3,000	3,000	—	—	—
Construction commitments	49,110	49,110	—	—	—
Loan commitments	97,196	97,196	—	—	—
	$1,422,811	$158,359	$108,223	$530,104	$626,125
1 Interest is calculated based on the interest rate at September 30, 2015 through maturity of the term loans, the revolving credit facility, convertible senior notes and the mortgages assumed in our arrangement with Bickford, based on the balances outstanding as of September 30, 2015. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Life Care Services	SHO	Construction Loan	$154,500,000	$(67,071,000)	$87,429,000
Bickford Senior Living	SHO	Construction	$55,000,000	$(8,498,000)	$46,502,000
Senior Living Communities	SHO	Revolving Credit	$15,000,000	$(5,321,000)	$9,679,000
Capital Funding Group	Mezz. Note	Revolving Credit	$15,000,000	$(15,000,000)	$—
Chancellor Health Care	SHO	Construction	$8,683,000	$(7,890,000)	$793,000
Kentucky River Medical Center	Hospital	Renovation	$7,463,000	$(7,463,000)	$—
Santé Partners	SHO	Renovation	$3,500,000	$(2,621,000)	$879,000
Prestige Senior Living	SHO	Renovation	$2,000,000	$(2,000,000)	$—
Holiday Retirement	SHO	Renovation	$1,500,000	$(1,500,000)	$—
Senior Living Management	SHO	Renovation	$1,430,000	$(908,000)	$522,000
Bickford Senior Living	SHO	Renovation	$620,000	$(606,000)	$14,000
Sycamore Street (Bickford affiliate)	SHO	Revolving Credit	$500,000	$(412,000)	$88,000
East Lake Capital Management	SHO	Renovation	$400,000	$—	$400,000

Contingencies:
Prestige Senior Living	SHO	Lease Inducement	$6,390,000	$—	$6,390,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	$3,550,000	$—	$3,550,000
Discovery Senior Living	SHO	Lease Inducement	$2,500,000	$—	$2,500,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000
East Lake Capital Management	SHO	Seller Earnout	$750,000	$—	$750,000

Bickford

In February 2015 our joint venture with Bickford announced plans to develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and consist of 60 private-pay assisted living and memory care units. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. Pre-development and land acquisition on the five facilities started in mid-2015 with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. The first three communities, all in Indiana, opened in 2013 and 2014. As of September 30, 2015, land and pre-development costs incurred on the project totaled $8,498,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Bickford affiliate, Sycamore, which holds a minority interest in PropCo. At September 30, 2015 our commitment on the letter of credit totaled $3,550,000.

In June 2014 we entered into a $500,000 revolving loan with Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note, as extended, matures in August 2015. At September 30, 2015, the revolving loan had an outstanding balance of $412,000.

Chancellor

In October 2013, we entered into a $7,500,000 commitment to build a 46-unit free-standing assisted living and memory care community on our Linda Valley senior living campus in Loma Linda, California. We began construction during the first quarter of 2014 and had funded $7,326,000 as of September 30, 2015. The initial lease term is for 15 years at an annual rate of 9% plus a fixed annual escalator. NHI purchased the Linda Valley campus in 2012 and leased it to Chancellor Health Care ("Chancellor"), who has been operating the campus since 1993. We also committed to provide up to $1,150,000 for renovations and improvements related to our recent acquisitions of senior housing communities in Oregon and Maryland, which we have leased to Chancellor. We began renovations during the first quarter of 2014 and had funded $564,000 as of September 30, 2015. We receive rent income on funds advanced for each construction project.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living ("Discovery") of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon gaining, and maintaining, a specified lease coverage ratio. Remaining payments will be assessed for funding in installments of $750,000 through September 2016 when the residual is potentially due. As of September 30, 2015, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the Condensed Consolidated Balance Sheet.

East Lake

In connection with our July 2015 lease, NHI has committed to East Lake certain lease incentive payments of $8,000,000 contingent on reaching and maintaining certain metrics, a contingent earn out of $750,000 payable to the seller upon East Lake attaining certain metrics, and the funding of an additional $400,000 for specified capital improvements. As of September 30, 2015, incurring the contingent payment of $750,000 to the seller was considered probable. Accordingly, provision for this payment is reflected in the Condensed Consolidated Balance Sheet.

Kentucky River

In March 2012, we entered into a long-term lease extension and construction commitment to an affiliate of Community Health Systems under which we provided $7,463,000 for extensive renovations and additions to our Kentucky River Medical Center, a general acute care hospital in Jackson, Kentucky. Funding for this investment was added to the basis on which the lease amount is calculated. The construction project commenced during the first quarter of 2013 and was completed in 2015. The 10-year lease extension began July 1, 2012, with an additional 5-year renewal option.

Life Care Services

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of our loan commitments to an affiliate of Life Care Services.

Prestige

We agreed to fund capital improvements of up to $2,000,000 in connection with two of the skilled nursing facilities we lease to Prestige Senior Living. As of September 30, 2015, we had fully funded this commitment. The capital improvements were added to our original investment in the properties and are included in the lease base. Additionally, we have committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated probable contingent payments of $3,000,000 to be likely and have reflected that amount in the condensed consolidated financial statements. Contingent payments earned will be included in the lease base when funded.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of September 30, 2015, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year 2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the Condensed Consolidated Balance Sheet.

Senior Living Communities

In connection with our December 2014 Senior Living acquisition, we have provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease. Borrowings will be used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $5,321,000 at September 30, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.06% at September 30, 2015, plus 6%.

Senior Living Management

We have entered into agreements with our current tenant, Senior Living Management, to fund up to $1,430,000 for renovations to our facilities in Georgia and Louisiana. As amounts are funded, they are added to the lease base. As of September 30, 2015, we had funded $908,000 toward this commitment.

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

Funds From Operations - FFO

Our FFO per diluted common share for the three and nine months ended September 30, 2015 increased $0.17 (16%) and $0.44 (14%), respectively, over the same period in 2014. Our normalized FFO per diluted common share for the three and nine months ended September 30, 2015 increased $0.16 (15%) and $0.35 (11%), respectively, over the same period in 2014. FFO and normalized FFO increased primarily as the result of our new real estate investments since September 2014. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the three and nine months ended September 30, 2015 increased $0.13 (14%) and $0.26 (9%), respectively, over the same period in 2014 due primarily to the impact of real estate investments completed since September 2014. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the three and nine months ended September 30, 2015 increased $0.13 (14%) and $0.25 (9%), respectively, over the same period in 2014, due primarily to the impact of real estate investments completed since September 2014. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$33,600	$25,250	$94,466	$74,080
Elimination of certain non-cash items in net income:
Depreciation	13,485	9,596	39,502	28,373
Depreciation related to noncontrolling interest	(293)	(248)	(849)	(742)
Net gain on sales of real estate	(1,126)	—	(1,126)	—
NAREIT FFO attributable to common stockholders	45,666	34,598	131,993	101,711
Investment gains	(61)	—	(61)	—
Debt issuance costs expensed due to credit facility modifications	—	—	—	2,145
Recovery of previous write-down	—	—	(491)	—
Normalized FFO	45,605	34,598	131,441	103,856
Straight-line lease revenue, net	(6,184)	(4,203)	(18,492)	(12,692)
Straight-line lease revenue, net, related to noncontrolling interest	5	13	35	47
Amortization of original issue discount	277	252	822	530
Amortization of debt issuance costs	587	483	1,722	1,363
Amortization of debt issuance costs related to noncontrolling interest	(9)	(2)	(21)	(5)
Normalized AFFO	40,281	31,141	115,507	93,099
Non-cash share based compensation	233	223	1,930	1,796
Normalized FAD	$40,514	$31,364	$117,437	$94,895

BASIC
Weighted average common shares outstanding	37,566,221	33,055,992	37,563,503	33,053,386
NAREIT FFO per common share	$1.22	$1.05	$3.51	$3.08
Normalized FFO per common share	$1.21	$1.05	$3.50	$3.14
Normalized AFFO per common share	$1.07	$.94	$3.07	$2.82
Normalized FAD per common share	$1.08	$.95	$3.13	$2.87

DILUTED
Weighted average common shares outstanding	37,583,141	33,088,570	37,611,841	33,087,029
NAREIT FFO per common share	$1.22	$1.05	$3.51	$3.07
Normalized FFO per common share	$1.21	$1.05	$3.49	$3.14
Normalized AFFO per common share	$1.07	$.94	$3.07	$2.81
Normalized FAD per common share	$1.08	$.95	$3.12	$2.87

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$33,977	$25,516	$95,528	$74,952
Interest expense at contractual rates	9,000	6,426	25,223	17,126
Franchise, excise and other taxes	114	78	352	790
Depreciation	13,485	9,596	39,502	28,373
Amortization of debt issuance costs and bond discount	864	735	2,544	1,816
Net gain on sales of real estate	(1,126)	—	(1,126)	—
Investment gains	(61)	—	(61)	—
Debt issuance costs expensed due to credit facility modifications	—	—	—	2,145
Recovery of previous write-down	—	—	(491)	—
Adjusted EBITDA	$56,253	$42,351	$161,471	$125,202

Interest expense at contractual rates	$9,000	$6,426	$25,223	$17,126
Principal payments	186	255	555	782
Fixed Charges	$9,186	$6,681	$25,778	$17,908

Fixed Charge Coverage	6.1x	6.3x	6.3x	7.0x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2015, we were exposed to market risks related to fluctuations in interest rates on approximately $217,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($333,000,000 at September 30, 2015) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2015, net interest expense would increase or decrease annually by approximately $1,085,000 or $.03 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	September 30, 2015			December 31, 2014
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$200,000	19.7%	3.25%	$200,000	23.0%	3.25%
Unsecured term loans[2]	475,000	46.7%	4.00%	250,000	28.7%	3.79%
HUD mortgage loans[3]	46,797	4.6%	4.04%	47,352	5.4%	4.04%
Secured mortgage loans[4]	78,084	7.7%	3.79%	—	—	—

Variable rate:
Unsecured revolving credit facility	217,000	21.3%	1.69%	374,000	42.9%	1.66%
	$1,016,881	100.0%	3.35%	$871,352	100.0%	2.77%

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of September 30, 2015 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$225,000	$227,740	$236,442	$219,413
Convertible senior notes	200,000	205,695	217,165	206,652
Fannie Mae mortgage loans	78,084	77,341	80,489	74,332
HUD mortgage loans	46,797	48,872	54,049	47,233

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2015, the fair value of our mortgage notes receivable, discounted for estimated changes in the risk-free rate, was approximately $125,759,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $2,678,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $2,788,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Our investments in marketable securities, accounted for as available-for-sale securities, have a fair value of $15,065,000 at September 30, 2015. Investments in available-for-sale marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. Additionally, we hold investments in marketable securities, with a fair value of $20,192,000 and accounted for as held-to-maturity securities, for which increases and decreases in fair market value are reflected as unrealized gains and losses and presented as components of other comprehensive income. A hypothetical 10% change in quoted market prices would result in a related $3,526,000 change in the fair value of our investments in marketable securities, of which $1,507,000 would flow through our Condensed Consolidated Income Statement.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2015.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2015, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5. Other Information.

On November 3, 2015, we issued $50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender. The notes are unsecured and require quarterly payments of interest only until maturity. We used the proceeds from the notes to pay down borrowings on our revolving credit facility. Terms and conditions of the new financing are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

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

10.1	Employment Agreement dated as of October 5, 2015 by and between National Health Investors, Inc. and D. Eric Mendelsohn

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 4, 2015	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer,

Date:	November 4, 2015	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)