Form 10-K
period 2015-12-31
NATIONAL HEALTH INVESTORS INC
filed 2016-02-18
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§292.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2015 (based on the closing price of these shares on the New York Stock Exchange) was approximately $2,238,337,000. There were 38,400,276 shares of the registrant’s common stock outstanding as of February 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

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

*	We are exposed to the risk that the cash flows of our tenants and borrowers would be adversely affected by increased liability claims and liability insurance costs;

*	We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances;

*	We are exposed to the risk that we may not be fully indemnified by our lessees and borrowers against future litigation;

*	We depend on the success of our future acquisitions and investments;

*	We depend on our ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

*	We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us;

*
We have covenants related to our indebtedness which impose certain operational limitations and a breach of those covenants could materially adversely affect our financial condition and results of operations;

*	We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties;

*
Certain tenants in our portfolio account for a significant percentage of the rent we expect to generate from our portfolio, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

*	We are exposed to risks associated with our investments in unconsolidated entities, including our lack of sole decision-making authority and our reliance on the financial condition of other interests;

*	We are subject to additional risks related to healthcare operations associated with our investments in unconsolidated entities, which could have a material adverse effect on our results of operations.

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

ITEM 1. BUSINESS

General

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust ("REIT") specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include mortgages and other notes, marketable securities, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through a RIDEA joint venture, we invest in facility operations managed by independent third-parties. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

At December 31, 2015, we had investments in real estate and mortgage and other notes receivable involving 189 facilities located in 31 states. These investments involve 116 senior housing properties, 68 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding pre-development costs of $168,000 and our corporate office of $920,000) consisted of properties with an original cost of $2,094,778,000, rented under triple-net leases to 26 lessees, and $135,031,000 aggregate carrying value of mortgage and other notes receivable due from 14 borrowers.

Our investments in real estate and mortgage loans are secured by real estate located within the United States. We are managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision making. Therefore, we have concluded that we operate as a single segment. Information about revenues from our tenants and borrowers, a measure of our income, and total assets can be found in Item 8 of this Form 10-K.

Classification of Properties in our Portfolio

Senior Housing

As of December 31, 2015, our portfolio included 113 senior housing properties (“SHO”) leased to operators and mortgage loans secured by 3 SHOs. SHOs within our portfolio are either need-driven or discretionary for end users and consist of assisted living facilities, independent living facilities, entrance-fee communities and senior living campuses which are more fully described below.

Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2015, our portfolio included 69 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by 2 ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, memory care services and administering medication, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government. ALFs may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need (“CON”) as required for skilled nursing facilities.

Senior Living Campuses. As of December 31, 2015, our portfolio included 9 senior living campuses ("SLC") leased to operators. SLCs are either freestanding or multi-site campuses that include skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication and as such are considered need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. As the decision to transition to a senior living campus is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents.

Discretionary Senior Housing

Entrance-Fee Communities. As of December 31, 2015, our portfolio included 7 entrance-fee communities ("EFC") leased to operators and a mortgage loan secured by 1 EFC. Entrance-fee communities, frequently referred to as continuing care retirement communities, or CCRCs, typically include a combination of detached homes, an independent living facility, an assisted living facility and a skilled nursing facility on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as either Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities, include substantially all future healthcare costs. Communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days are referred to as “Type B.” Finally, "Type C" EFCs, the type in our portfolio, are fee-for-service communities which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally the skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to an EFC to be discretionary. Similarly, the predominant source of revenue for operators of EFCs is from private payor sources.

Independent Living Facilities. As of December 31, 2015, our portfolio included 28 independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for the active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government programs. ILFs may be licensed and regulated in some states, but do not require the issuance of a CON as required for skilled nursing facilities. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF facility to be discretionary.

Medical

As of December 31, 2015, our portfolio included 67 medical facilities leased to operators and mortgage loans secured by 6 medical facilities. The medical facilities within our portfolio consist of skilled nursing facilities, hospitals and medical office buildings, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2015, our portfolio included 62 skilled nursing facilities (“SNF”) leased to operators and mortgage loans secured by 6 SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. As the decision to utilize the services of a SNF is typically made as the result of a pressing medical concern, we consider this to be a need driven medical facility. The operators of the SNFs receive payment from a combination of private pay sources and government programs such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Most SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds.

Hospitals. As of December 31, 2015, our portfolio included 3 hospitals (“HOSP”) leased to operators. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government programs. As the decision to utilize the services of a hospital is typically made as the result of a pressing medical concern, we consider this to be a need driven medical facility.

Medical Office Buildings. As of December 31, 2015, our portfolio included 2 medical office buildings (“MOB”) leased to operators. MOBs are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as a the result of a pressing medical concern, we consider this to be a need driven medical facility. MOBs differ from conventional office buildings due to the special requirements of the tenants. Each of our MOBs is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee sub-leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of their ability to sub-lease the individual office space.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, mortgage loans or, in operations through structures allowed by RIDEA. We have also provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual lease rates on our leases and the annual interest rates on our mortgage, construction and mezzanine loans ranged between 6.75% and 13.50% during 2015. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

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

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. When present, tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by i) a sliding base dependent upon the extent of appreciation in the property plus a specified proportion of any appreciation; ii) our acquisition costs plus a specified proportion of any appreciation; iii) an agreed capitalization rate applied to the current rental; or iv) our acquisition costs plus a profit floor plus a specified proportion of any appreciation. Where stipulated above, appreciation is to be established by independent appraisal.

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

RIDEA Transactions. Our arrangement with Bickford Senior Living ("Bickford") is structured to be compliant with the provisions of RIDEA which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and gives NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary ("TRS"). Accordingly, the TRS holds our 85% equity interest in an unconsolidated operating company, which we do not control, and provides an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. The TRS is subject to state and federal income taxes.

Mortgage loans. We have first mortgage loans with maturities of at least 5 years from inception with varying amortization schedules from interest only to fully amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule of rate increases. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility. Additionally, most of our loans are collateralized by first mortgage liens and corporate or personal guarantees.

We have made mortgage loans to borrowers secured by a second deed-of-trust where there is a process in place for the borrower to obtain long-term financing, primarily with a U.S. government agency, and where the historical financial performance of the underlying facility meets our loan underwriting criteria. We currently have one second mortgage loan with an interest rate of 12%.

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

Investment in marketable securities. At December 31, 2015, we invested a portion of our funds in various marketable securities with quoted market prices, including the common shares of other publicly-held REITs. We classify these highly-liquid securities as available-for-sale and carry the investments at their then quoted fair market value at the balance sheet date. We may choose to liquidate these investments to invest the proceeds into real estate assets. With respect to the safekeeping of certain security deposits or where liquidity is otherwise of significant concern, a portion of our funds may be invested in government agency debt securities, long-term certificates of deposit, or other risk-appropriate securities as determined by management.

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

Operator Diversification

For the year ended December 31, 2015, approximately 21% of our portfolio revenue was from publicly-owned operators, 53% was from regional operators, 22% from national chains which are privately owned and 5% was from smaller operators. We consider the creditworthiness of the operator to be an important factor in our underwriting of the investment, and we generally have the right to approve any changes in operators.

For the year ended December 31, 2015, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Fundamental; Health Services Management; Holiday Retirement; Legend Healthcare; National HealthCare Corporation; and Senior Living Communities.

Major Customers

We have four operators, an affiliate of Holiday Retirement ("Holiday"), Senior Living Communities, LLC ("Senior Living"), National HealthCare Corporation (“NHC”) and Bickford Senior Living ("Bickford"), from whom we individually derive at least 10% of our income.

Holiday

In December 2013 we acquired 25 independent living facilities from an affiliate of Holiday for $491,000,000 plus transaction costs of $1,959,000. We have leased this portfolio to Holiday AL Holdings, LP, a subsidiary of Holiday. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager. The master lease term of 17 years began in December 2013 and provided for initial base rent of $31,915,000 plus annual escalators of 4.5% in the first 3 years and a minimum of 3.5% each year thereafter.

Of our total revenue from continuing operations, $43,817,000 (19%) and $43,817,000 (25%) were recorded as rental income from Holiday, including straight-line revenues of $10,466,000 and $11,902,000 for the years ended December 31, 2015 and 2014, respectively.

Senior Living Communities

In December 2014, we acquired a portfolio of eight retirement communities (the “Senior Living Portfolio”) with a total of 1,671 units from Health Care REIT, Inc. and certain of its affiliates for a cash purchase price of $476,000,000. The Senior Living Portfolio includes seven entrance-fee communities and one senior living campus.

We have leased the Senior Living Portfolio under a triple-net master lease with an affiliate of Senior Living which continues to manage the facilities. The 15-year master lease contains two 5-year renewal options and provides for year one cash rent of $31,000,000, subject to annual escalators of 4% in years two through four and 3% thereafter.

In connection with the Senior Living acquisition, we provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease. Borrowings will be used primarily to finance construction projects within the Senior Living Portfolio, including building additional units. Amounts outstanding under the facility, $6,282,000 at December 31, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.27% at December 31, 2015, plus 6%.

Of our total revenue from continuing operations, $39,422,000 (17%), and $1,533,000 (1%), including $8,422,000 and $328,000 of straight-line revenues, were recorded as rental income from Senior Living, in 2015 and 2014, respectively.

NHC

NHC is a publicly-held company and the lessee of our legacy properties. We lease 42 facilities to NHC comprised of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended Master Lease Agreement dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a Master Lease Agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities acquired from a third party. Under the terms of the 1991 lease, base annual rental of $30,750,000 escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. Similarly, the 2013 lease provides for base annual rental of $3,450,000 plus percentage rent equal to 4% of the increase, if any, in each facility's annual revenue over a 2014 base year.

Of our total revenue from continuing operations, $36,625,000 (16%), $36,446,000 (21%) and $34,756,000 (29%) in 2015, 2014 and 2013, respectively, were derived from the two lease agreements with NHC.

NHC owned 1,630,462 shares of our common stock at December 31, 2015. The chairman of our board of directors is also a director on NHC’s board.

Bickford

As of December 31, 2015, we owned an 85% equity interest, and Sycamore Street, LLC ("Sycamore"), an affiliate of Bickford, owned a 15% equity interest in our consolidated subsidiary ("PropCo"), which owns 32 assisted living/memory care facilities, plus 5 facilities under development. The facilities are leased to an operating company, ("OpCo"), in which we retain an 85/15 non-controlling ownership interest with Sycamore. The facilities are managed by Bickford. This joint venture is structured to comply with the provisions of RIDEA.

The current annual contractual rent from OpCo to PropCo is $25,529,000, plus fixed annual escalators. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions.

Of our total revenue from continuing operations, $24,121,000 (11%), $21,421,000 (12%) and $14,586,000 (12%) were recorded as rental income from Bickford for the years ended December 31, 2015, 2014, and 2013, respectively.

Commitments and Contingencies

The following table summarizes information as of December 31, 2015 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements, included herein.

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Life Care Services	SHO	Construction Loan	$154,500,000	$(83,411,000)	$71,089,000
Bickford Senior Living	SHO	Construction	$55,000,000	$(17,436,000)	$37,564,000
Senior Living Communities	SHO	Revolving Credit	$15,000,000	$(6,282,000)	$8,718,000
Capital Funding Group	Mezz. Note	Revolving Credit	$15,000,000	$(15,000,000)	$—
Chancellor Health Care	SHO	Construction	$650,000	$(33,000)	$617,000
Santé Partners	SHO	Renovation	$3,500,000	$(2,621,000)	$879,000
Senior Living Management	SHO	Renovation	$1,430,000	$(1,165,000)	$265,000
Bickford Senior Living	SHO	Renovation	$620,000	$(575,000)	$45,000
Sycamore Street (Bickford affiliate)	SHO	Revolving Credit	$500,000	$(461,000)	$39,000
East Lake Capital Management	SHO	Renovation	$400,000	$—	$400,000

Contingencies:
East Lake Capital Management	SHO	Lease Inducement	$8,000,000	$—	$8,000,000
East Lake Capital Management	SHO	Seller Earnout	$750,000	$—	$750,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	$3,550,000	$—	$3,550,000
Discovery Senior Living	SHO	Lease Inducement	$2,500,000	$—	$2,500,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000

Sources of Revenues

General. Our revenues are derived primarily from rental income, mortgage and other note interest income and income from our other investments, substantially all of which are in marketable securities, including the common stock of other healthcare REITs. During 2015, rental income was $214,447,000 (94%), interest income from mortgages and other notes was $9,978,000 (4%) and income from our other investments was $4,563,000 (2%) of total revenue from continuing operations of $228,988,000. Our revenues depend on the operating success of our facility operators whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) the occupancy rate of the facility, (iii) the extent to which the services provided at each facility are utilized by the patients, (iv) the mix of private pay, Medicare and Medicaid patients at the facility, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

Governmental and other concerns regarding health care costs have and may continue to result in significant downward pressure on payments to health care facilities, and there can be no assurance that future payment rates for either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could have an adverse effect on revenues of our lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their lease or debt payments to us. Failure of the lessees or borrowers to make their lease or debt payments would have a direct and material adverse impact on us.

Medicare and Medicaid. A significant portion of the revenue of our SNF lessees and borrowers is derived from government funded reimbursement programs, such as Medicare and Medicaid. Reimbursement under these programs is subject to periodic payment review and other audits by federal and state authorities. Medicare is uniform nationwide and reimburses skilled nursing centers under a Prospective Payment System (“PPS”) which is based on a predetermined, fixed amount. PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally adjusted each October when the federal fiscal year begins. The current acuity classification system is named Resource Utilization Groups IV (“RUGs IV”) and was effective October 1, 2010. Federal legislative policies have been adopted and continue to be proposed that would provide smaller increases in annual Medicare payments to nursing facilities. For example, the Centers for Medicare and Medicaid Services ("CMS") announced the Skilled Nursing Facilities – PPS final rule for fiscal year 2016 which increases Medicare payments to SNF operators by only 1.2% beginning October 1, 2015. The fiscal year 2015 increase was 2.0%, the fiscal year 2014 increase was 1.4% and the fiscal year 2013 increase was 1.8%.

In the future, any failure of Congress to agree on spending reductions to meet long-term mandated deficit reduction goals would trigger automatic spending cuts of 2% to Medicare.

RUGs IV incorporated changes to PPS that significantly altered how SNFs are paid for rendering care. Some examples are as follows:

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

Medicaid is a joint federal and state program designed to provide medical assistance to “eligible needy persons.” Medicaid programs are operated by state agencies that adopt their own medical reimbursement methodology and standards. Payment rates and covered services vary from state to state. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to those patients. With regard to Medicaid payment increases to skilled nursing operators, changes in federal funding coupled with state budget problems have produced uncertainty. States will more than likely be unable to keep pace with nursing center inflation. States are under pressure to pursue other alternatives to long term care such as community and home-based services. Furthermore, several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for nursing home care.

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

Investment Policies

Our investment objectives are (i) to provide consistent and growing current income for distribution to our stockholders through investments primarily in health care related facilities or in the operations thereof through independent third-party management, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders' capital through a balance of diversity, flexibility and liquidity. There can be no assurance that these objectives will be realized. Our investment policies include making investments in real estate, mortgage and other notes receivable, marketable securities, including the common stock of other REITs, and joint ventures structured to comply with the provisions of RIDEA.

As described in Item 7 and in Notes 2 and 4 to the consolidated financial statements, included herein, we have funded or made commitments to fund new investments in real estate and loans since January 1, 2015 totaling $310,075,000, and we anticipate making additional investments in 2016 that meet our underwriting criteria. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed.

We will not, without the approval of a majority of the Board of Directors, and review of a committee comprised of independent directors, enter into any joint venture relationships with or acquire from or sell to any director, officer or employee of NHI, or any affiliate thereof, as the case may be, any of our assets or other property.

The Board of Directors, without the approval of the stockholders, may alter our investment policies if it determines that such a change is in our best interests and our stockholders’ best interests. The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons. Management may recommend changes in investment criteria from time to time.

Future investments in health care related facilities may utilize borrowed funds or issuance of equity when it is advisable in the opinion of the Board of Directors. We may negotiate lines of credit or arrange for other short or long-term borrowings from lenders. We may arrange for long-term borrowings from institutional investors or through public offerings. We have previously invested and may in the future invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens with favorable terms or in mortgage investment pools.

Executive Officers of the Company

The table below sets forth the name, position and age of each of our executive officers. Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 15, 2016:

Name	Position	Age
Eric Mendelsohn	President and Chief Executive Officer	54
Roger R. Hopkins	Chief Accounting Officer	54
Kristin S. Gaines	Chief Credit Officer	44
Kevin Pascoe	Executive Vice President Investments	35

Eric Mendelsohn, formerly Executive Vice President of Corporate Finance and interim Chief Executive Officer since early August 2015, joined NHI in January 2015. He has over 15 years of healthcare real estate and financing experience. Previously, Mr. Mendelsohn was with Emeritus Senior Living for 9 years, most recently as a Senior Vice President of Corporate Development where he was responsible for the financing and acquisition of assisted living properties, home health care companies, administration of joint venture relationships and executing corporate finance strategies. Prior to Emeritus, he was with the University of Washington as a Transaction Officer where he worked on the development, acquisition and financing of research, clinic and medical properties and has been a practicing transaction attorney, representing lenders and landlords. Mr. Mendelsohn holds a BS from American University in International Relations, a Law Degree from Pepperdine University, and a Masters (LLM) in Banking and Finance from Boston University. Mr. Mendelsohn is a member of the Florida and Washington State Bar Associations.

Roger R. Hopkins joined the former management advisor of NHI in July 2006 and was named Chief Accounting Officer for NHI in December 2006. With over 33 years of combined financial experience in public accounting and the real estate industry, he positioned companies to access public and private capital markets for equity and debt. Mr. Hopkins is responsible at NHI for the development of financial and tax strategies, reporting metrics, supplemental data reports and NHI’s internal control system. He has accounted for significant acquisitions and financings by NHI, including the successful executions of convertible debt and follow-on equity offerings, private debt placements and bank financing arrangements. Mr. Hopkins was an Audit Partner in the Nashville office of Rodefer Moss & Co, a regional accounting firm with five offices in Tennessee and Kentucky, where he brought extensive experience in Securities and Exchange Commission filing requirements and compliance issues. He was previously a Senior Manager in the Nashville office of Deloitte. Mr. Hopkins received his Bachelor of Science in Accounting from Tennessee Technological University in 1982 and is a CPA licensed in Tennessee.
Kristin S. Gaines was appointed NHI’s Chief Credit Officer in February 2010. She joined NHI in 1998 as a Credit Analyst. During her tenure with NHI, Ms. Gaines has had a progressive career in the areas of finance and operations. Her experience has resulted in a breadth of expertise in underwriting, portfolio oversight and real estate finance. Ms. Gaines holds an MBA and a Bachelor of Business Administration in Accounting from Middle Tennessee State University.

Kevin Pascoe joined NHI in June 2010. Mr. Pascoe oversees NHI’s portfolio of assets, relationship management with existing tenants and conducts operational due diligence on NHI’s existing investments and new investment opportunities. He has over 10 years of health care real estate background including his experience with General Electric - Healthcare Financial Services (2006 – 2010) where he most recently served as a Vice-President. With GE HFS he moved up through the organization while working on various assignments including relationship management, deal restructuring, and special assets. He also was awarded an assignment in the GE Capital Global Risk Rotation Program. Mr. Pascoe holds an MBA and a Bachelor of Business Administration in Economics from Middle Tennessee State University.

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

We also maintain the following documents on our web site:

▪	The NHI Code of Business Conduct and Ethics. This has been adopted for all employees, officers and directors of the Company.

▪
Information on our “NHI Valuesline” which allows all interested parties to communicate with NHI executive officers and directors. The toll free number is 877-880-2974 and the communications may be made anonymously, if desired.

▪	The NHI Restated Audit Committee Charter.

▪	The NHI Revised Compensation Committee Charter.

▪	The NHI Revised Nominating and Corporate Governance Committee Charter.

▪	The NHI Corporate Governance Guidelines.

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

The Annual Stockholders’ meeting will be held at 1:00 p.m. local time on Thursday, May 5, 2016 at Stones River Country Club, 1830 NW Broad Street, Murfreesboro, TN.

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

When we decide to invest in the renovation of an existing property or in the development of a new property, we make assumptions about the future potential cash flows of that property. We estimate our return based on expected occupancy, rental rates and future capital costs. If our projections prove to be inaccurate due to increased capital costs, lower occupancy or other factors, our investment in that property may not generate the cash flow we expected. Recently developed properties, including our Bickford construction, may take longer than expected to achieve stabilized operating levels, if at all. To the extent such facilities fail to reach stabilized operating levels or achieve stabilization later than expected, it could materially adversely affect our RIDEA operations or our tenants’ abilities to make payments to us under their leases and thus adversely affect our business and results of operations.

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

We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us.

We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. Currently, we believe that our current liquidity, availability under our unsecured credit facility, and our capacity to service additional debt will enable us to meet our obligations, including dividends, and continue to make investments in healthcare real estate. While we currently have a very low debt ratio, in the future, we may increase our borrowings. We may incur additional debt by borrowing under our unsecured credit facility, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our existing indebtedness at or prior to its maturity. Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If our access to capital becomes limited, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund acquisition activities.

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

Certain tenants/operators in our portfolio account for a significant percentage of the rent we expect to generate from our portfolio, and the failure of any of these tenants/operators to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. Approximately 63% of our total revenue from continuing operations is generated by Holiday (19%), Senior Living (17%), NHC (16%), and Bickford (11%). Lease or interest payment defaults by Holiday, Senior Living, NHC, Bickford or other significant tenants/operators or declines in their operating performance could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure you that we will be able to re-lease the property for the rent previously received, or at all, or that lease terminations will not cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

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

We are subject to additional risks related to healthcare operations associated with our investments in unconsolidated entities, which could have a material adverse effect on our results of operations.

We invest in other entities in compliance with RIDEA. As such, we are exposed to various operational risks with respect to those operating properties that may increase our costs or adversely affect our ability to increase revenues. These risks include fluctuations in resident occupancy, operating expenses, economic conditions; competition; certification and inspection laws, regulations, and standards; the availability of and increases in cost of general and professional liability insurance coverage; litigation; federal, state and local regulations; costs associated with government investigations and enforcement actions; the availability and increases in cost of labor; and other risks applicable to any operating business. Any one or a combination of these factors may adversely affect our revenue and operations.

We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bear interest at variable rates. This circumstance creates interest rate risk to the Company.

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

Other risks.

See the notes to the consolidated financial statements, “Business” under Item 1 and “Legal Proceedings” under Item 3 herein for a discussion of various governmental regulations and operating factors relating to the health care industry and other factors and the risks inherent in them. You should carefully consider each of the foregoing risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurance that any forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2015

			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
SKILLED NURSING
NHC HealthCare, Anniston	Anniston	AL	L	151
NHC HealthCare, Moulton	Moulton	AL	L	136
Sunbridge Estrella Care & Rehabilitation	Avondale	AZ	L	161
Ayers Health & Rehabilitation Center	Trenton	FL	L	120
Bayonet Point Health & Rehabilitation Center	Hudson	FL	L	180
Bear Creek Nursing Center	Hudson	FL	L	120
Brooksville Healthcare Center	Brooksville	FL	L	180
Cypress Cove Care Center	Crystal River	FL	L	120
Heather Hill Healthcare Center	New Port Richey	FL	L	120
Parkway Health & Rehabilitation Center	Stuart	FL	L	177
Royal Oak Nursing Center	Dade City	FL	L	120
The Health Center of Merritt Island	Merritt Island	FL	L	180
The Health Center of Plant City	Plant City	FL	L	180
Grangeville Health and Rehabilitation Center	Grangeville	ID	L	60
NHC HealthCare, Glasgow	Glasgow	KY	L	206
Buckley HealthCare Center	Greenfield	MA	L	120
Holyoke Health Care Center	Holyoke	MA	L	102
John Adams HealthCare Center	Quincy	MA	L	71
Longmeadow of Taunton	Taunton	MA	L	100
NHC Healthcare, Desloge	Desloge	MO	L	120
NHC Healthcare, Joplin	Joplin	MO	L	126
NHC Healthcare, Kennett	Kennett	MO	L	170
NHC Healthcare, Maryland Heights	Maryland Heights	MO	L	220
NHC HealthCare, St. Charles	St. Charles	MO	L	120
Maple Leaf HealthCare Center	Manchester	NH	L	114
Villa Crest HealthCare Center	Manchester	NH	L	165
Epsom Manor HealthCare Center	Epsom	NH	L	108
Timberview Care Center	Albany	OR	L	62
Creswell Health and Rehabilitation Center	Creswell	OR	L	53
Forest Grove Rehabilitation and Care Center	Forest Grove	OR	L	81
NHC Healthcare, Anderson	Anderson	SC	L	290
NHC Healthcare, Greenwood	Greenwood	SC	L	152
NHC HealthCare, Laurens	Laurens	SC	L	176
UniHealth Post-Acute Care-Orangeburg	Orangeburg	SC	L	88
NHC Healthcare, Athens	Athens	TN	L	98
NHC Healthcare, Chattanooga	Chattanooga	TN	L	207
NHC HealthCare, Dickson	Dickson	TN	L	211
NHC HealthCare, Franklin	Franklin	TN	L	80
NHC Healthcare, Hendersonville	Hendersonville	TN	L	122
NHC Healthcare, Johnson City	Johnson City	TN	L	160
NHC Healthcare, Lewisburg	Lewisburg	TN	L	102
NHC HealthCare, McMinnville	McMinnville	TN	L	150
NHC HealthCare, Milan	Milan	TN	L	122
NHC Healthcare, Oakwood	Lewisburg	TN	L	60
NHC HealthCare, Pulaski	Pulaski	TN	L	102
NHC Healthcare, Scott	Lawrenceburg	TN	L	62
NHC HealthCare, Sequatchie	Dunlap	TN	L	120

			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
SKILLED NURSING
NHC HealthCare, Smithville	Smithville	TN	L	120
NHC Healthcare, Somerville	Somerville	TN	L	84
NHC Healthcare, Sparta	Sparta	TN	L	120
Canton Oaks	Canton	TX	L	120
Corinth Rehabilitation Suites	Corinth	TX	L	134
Legend Healthcare & Rehabilitation	Paris	TX	L	120
Legend Oaks Healthcare & Rehabilitation Center (East)	Houston	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center (Northwest)	Houston	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center	San Antonio	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center - Ennis	Ennis	TX	L	124
Legend Healthcare & Rehabilitation	Greenville	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center	Houston	TX	L	124
Legend Oaks Healthcare & Rehabilitation Center	Houston	TX	L	125
Legend Oaks Healthcare & Rehabilitation Center	Kyle	TX	L	126
Heritage Hall - Brookneal	Brookneal	VA	M	60
Heritage Hall - Grundy	Grundy	VA	M	120
Heritage Hall - Laurel Meadows	Laurel Fork	VA	M	60
Heritage Hall - Virginia Beach	Virginia Beach	VA	M	90
Heritage Hall - Front Royal	Front Royal	VA	M	60
Heritage Hall - Lexington	East Lexington	VA	M	60
NHC HealthCare, Bristol	Bristol	VA	L	120

ASSISTED LIVING
Regency Pointe Retirement Community	Rainbow City	AL	L	120
The Place at Gilbert	Gilbert	AZ	L	40
The Place at Glendale	Glendale	AZ	L	38
The Place at Tanque Verde	Tucson	AZ	L	42
The Place at Tucson	Tucson	AZ	L	60
Revere Court Memory Care	Sacramento	CA	L	56
Savannah Court of Bartow	Bartow	FL	L	30
Savannah Court of Lakeland	Lakeland	FL	L	30
Indigo Palms at Maitland	Maitland	FL	L	116
Discovery Village at Naples	Naples	FL	M	120
Savannah Court of St. Cloud	St. Cloud	FL	L	30
Savannah Court at Lake Oconee	Greensboro	GA	L	64
Bickford of Ames	Ames	IA	L	37
Bickford of Burlington	Burlington	IA	L	44
Bickford of Cedar Falls	Cedar Falls	IA	L	42
Bickford of Clinton	Clinton	IA	L	37
Bickford of Ft. Dodge	Ft. Dodge	IA	L	38
Bickford of Iowa City	Iowa City	IA	L	37
Bickford of Marshalltown	Marshalltown	IA	L	38
Bickford of Muscatine	Muscatine	IA	L	45
Bickford of Urbandale	Urbandale	IA	L	61
Prestige Assisted Living at Autumn Wind	Caldwell	ID	L	105
Indianhead Estates	Weiser	ID	L	25
Bickford of Aurora*	Aurora	IL	L	—
Bickford of Bourbonnais	Bourbonnais	IL	L	65
Bickford of Moline	Moline	IL	L	28
Bickford of Peoria	Peoria	IL	L	32
Bickford of Quincy	Quincy	IL	L	46

			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
ASSISTED LIVING
Bickford of Rockford	Rockford	IL	L	65
Bickford of Springfield	Springfield	IL	L	67
Bickford of Tinley Park*	Tinley Park	IL	L	—
Bickford of Carmel	Carmel	IN	L	60
Bickford of Crawfordsville	Crawfordsville	IN	L	28
Bickford of Crown Point	Crown Point	IN	L	60
Bickford of Greenwood	Greenwood	IN	L	60
Bickford of Lafayette	LaFayette	IN	L	28
Bickford of Wabash	Wabash	IN	L	28
Bickford of Mission Springs	Mission	KS	L	91
Bickford of Overland Park	Overland Park	KS	L	79
West Monroe Arbors	West Monroe	LA	L	59
Bossier Arbors	Bossier City	LA	L	60
Bastrop Arbors	Bastrop	LA	L	38
Minden Arbors	Minden	LA	L	26
The Woodlands Assisted Living	Baltimore	MD	L	70
Bickford of Battle Creek	Battle Creek	MI	L	46
Bickford of Lansing	Lansing	MI	L	46
Bickford of Midland	Midland	MI	L	46
Bickford of Saginaw	Saginaw	MI	L	46
Traditions	Owatonna	MN	M	70
Gracewood Champlin	Champlin	MN	L	30
Gracewood Hugo	Hugo	MN	L	24
Gracewood Maplewood	Maplewood	MN	L	42
Gracewood North Branch	North Branch	MN	L	30
Regency Retirement Village	Charlotte	NC	L	112
Bickford of Grand Island	Grand Island	NE	L	37
Bickford of Lincoln	Lincoln	NE	L	44
Bickford of Omaha Hickory	Omaha	NE	L	37
Bickford of Lancaster	Lancaster	OH	L	92
Halcyon Village	Marysville	OH	L	76
Bickford of Middletown	Middletown	OH	L	101
Clackamas View	Milwaukie	OR	L	25
Dorian Place	Ontario	OR	L	44
Wellsprings	Ontario	OR	L	32
Golden Age Center	Portland	OR	L	29
The Place at Conway	Conway	SC	L	52
The Place at Gallatin	Gallatin	TN	L	49
The Place at Kingsport	Kingsport	TN	L	49
The Place at Tullahoma	Tullahoma	TN	L	49
Bickford of Spotsylvania*	Fredericksburg	VA	L	—
Bickford of Chesterfield*	Midlothian	VA	L	—
Charleston House	Beaver Dam	WI	L	120

INDEPENDENT LIVING
Apple Blossom Independent Senior Living Community	Rogers	AR	L	119
Butterfield Place Independent Senior Living Community	Fort Smith	AR	L	117
Bay Park Independent Senior Living Community	Pinole	CA	L	98
Bridgecreek Independent Senior Living Community	West Covina	CA	L	108
Camelot Independent Senior Living Community	Hemet	CA	L	136
Fig Garden Independent Senior Living Community	Fresno	CA	L	103

			Lease (L)/	Licensed
Center	City	State	Mortgage (M)	Beds
INDEPENDENT LIVING
Hampshire Independent Senior Living Community	Merced	CA	L	115
Mistywood Independent Senior Living Community	Roseville	CA	L	117
Standiford Place Independent Senior Living Community	Modesto	CA	L	121
Iris Place Independent Senior Living Community	Athens	GA	L	142
Riverplace Independent Senior Living Community	Columbus	GA	L	114
River's Edge Independent Senior Living Community	Savannah	GA	L	121
Chateau De Boise Independent Senior Living Community	Boise	ID	L	97
Arbor Glen Independent Senior Living Community	Fort Wayne	IN	L	120
Nouveau Marc Independent Senior Living Community	Kenner	LA	L	113
Lake St. Charles Retirement Center	St. Charles	MO	L	180
Yardley Commons Independent Senior Living Community	Voorhees	NJ	L	107
Worthington Independent Senior Living Community	Gahanna	OH	L	117
Silver Arrow Estates Independent Senior Living Community	Broken Arrow	OK	L	126
Astor House Independent Senior Living Community	Newberg	OR	L	121
Eagle Crest Independent Senior Living Community	Myrtle Beach	SC	L	120
Westminster Independent Senior Living Community	Greenville	SC	L	117
Colonial Hill Retirement Center	Johnson City	TN	L	63
Parkwood Retirement Apartments	Chattanooga	TN	L	30
Bedford Independent Senior Living Community	Vancouver	WA	L	103
Garden Club Independent Senior Living Community	Bellevue	WA	L	105
Kamlu Retirement Inn Independent Senior Living Community	Vancouver	WA	L	83
Orchard Park Independent Senior Living Community	Yakima	WA	L	101

SENIOR LIVING CAMPUS
Linda Valley Care Center	Loma Linda	CA	L	181
Savannah Court of Maitland	Maitland	FL	L	151
Savannah Court of Palm Beaches	W. Palm Beach	FL	L	144
Sunbridge Retirement & Rehab for Nampa	Nampa	ID	L	183
Morningside of College Park Senior Living Community	Indianapolis	IN	L	153
Brook of Roscommon	Roscommon	MI	L	42
Ridgecrest	Mt. Airy	NC	L	84
Maybelle Carter Retirement Life Community	Madison	TN	L	148
Sante Silverdale	Silverdale	WA	L	138

ENTRANCE FEE COMMUNITY
Osprey Village at Amelia Island Plantation	Fernandina	FL	L	170
Marsh's Edge on St. Simmons Island	St. Simons Island	GA	L	192
Homestead Hills	Winston-Salem	NC	L	248
Cascades Verdae	Greenville	SC	L	315
Brightwater	Myrtle Beach	SC	L	229
The Lakes at Litchfield	Pawleys Island	SC	L	208
Summit Hills	Spartanburg	SC	L	225
Timber Ridge at Talus	Issaquah	WA	M	400

HOSPITAL
Alvarado Parkway Institute	La Mesa	CA	L	66
Kentucky River Hospital	Jackson	KY	L	55
TrustPoint Hospital (Polaris)	Murfreesboro	TN	L	60

MEDICAL OFFICE				Sq. Ft.
North Okaloosa	Crestview	FL	L	27,017

			Lease (L)/
Center	City	State	Mortgage (M)	Sq. Ft.
MEDICAL OFFICE
Pasadena Bayshore	Pasadena	TX	L	61,500

CORPORATE OFFICE	Murfreesboro	TN	N/A	7,000

* Under construction

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent**	Annualized
Year	Expiring	Square Feet*	of Units/Beds	(in thousands)	Gross Rent
2016	2	—	211	1,642.9%
2017	8	—	1,040	9,063	4.7%
2018	2	61,500	88	1,080.6%
2019	—	—	—	—	—%
2020	6	27,017	224	2,804	1.5%
2021	2	—	344	1,904	1.0%
2022	4	—	156	4,222	2.2%
2023	2	—	254	3,351	1.7%
2024	8	—	379	4,284	2.2%
2025	9	—	647	10,239	5.3%
Thereafter	101	—	12,596	152,939	79.9%
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

Our common stock is traded on the New York Stock Exchange under the symbol “NHI”. As of February 16, 2016, there were approximately 774 holders of record of shares and approximately 26,707 beneficial owners of shares.

High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2015			2014
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$76.98	$66.90	$.85	$63.53	$54.75	$.77
June 30	72.77	61.64	.85	64.84	58.85	.77
September 30	66.28	53.64	.85	65.29	57.00	.77
December 31	62.40	55.56	.85	71.75	56.53	.77

The closing price of our stock on February 16, 2016 was $57.81.

We currently maintain two equity compensation plans: the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) and the 2012 Stock Incentive Plan ("the 2012 Plan"). These plans, as amended, have been approved by our stockholders. The following table provides information as of December 31, 2015 about our common stock that may be issued upon grants of restricted stock and the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	741,676	$65.84	1,916,668[1]
1These shares remain available for grant under the 2012 Plan.

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

	2010	2011	2012	2013	2014	2015
NHI	$100.00	$103.27	$141.97	$146.03	$191.00	$174.91
MSCI	$100.00	$108.69	$136.69	$131.17	$171.01	$175.32
S&P 500	$100.00	$103.69	$122.14	$156.82	$178.28	$180.75

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our financial information for the five years ended December 31, 2015. This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. Prior period financial information has been reclassified for presentation of operations discontinued in 2013 as described in the notes to the consolidated financial statements. These reclassifications had no impact on previously reported net income.

(in thousands, except share and per share amounts)
	Years Ended December 31,
STATEMENT OF INCOME DATA:	2015	2014	2013	2012	2011
Revenues	$228,988	$177,509	$117,828	$93,317	$83,739

Income from continuing operations	150,314	103,052	79,498	72,834	69,817
Discontinued operations:
Income from operations - discontinued	—	—	5,426	6,098	7,967
Gain on sales of real estate	—	—	22,258	11,966	3,348
Net income	150,314	103,052	107,182	90,898	81,132
Net income attributable to noncontrolling interest	(1,452)	(1,443)	(999)	(167)	—
Net income attributable to common stockholders	$148,862	$101,609	$106,183	$90,731	$81,132

PER SHARE DATA:
Basic earnings per common share:
Income from continuing operations	$3.96	$3.04	$2.77	$2.61	$2.52
Discontinued operations	—	—	.97	.65	.41
Net income attributable to common stockholders	$3.96	$3.04	$3.74	$3.26	$2.93

Diluted earnings per common share:
Income from continuing operations	$3.95	$3.04	$2.77	$2.61	$2.51
Discontinued operations	—	—	.97	.65	.41
Net income attributable to common stockholders	$3.95	$3.04	$3.74	$3.26	$2.92

OTHER DATA:
Common shares outstanding, end of year	38,396,727	37,485,902	33,051,176	27,857,217	27,751,208
Weighted average common shares:
Basic	37,604,594	33,375,966	28,362,398	27,811,813	27,719,096
Diluted	37,644,171	33,416,014	28,397,702	27,838,720	27,792,592

Regular dividends declared per common share	$3.40	$3.08	$2.90	$2.64	$2.495
Special dividends declared per common share	$—	$—	$—	$.22	$.22

BALANCE SHEET DATA: (at year end)
Mortgages and other notes receivable, net	$135,031	$63,630	$60,639	$84,250	$78,672
Real estate properties, net	$1,836,807	$1,776,549	$1,247,740	$535,390	$394,795
Investments in preferred stock and marketable securities	$72,744	$53,635	$50,782	$51,016	$49,496
Assets held for sale, net	$1,346	$—	$—	$1,611	$29,381
Total assets	$2,146,349	$1,982,960	$1,455,820	$705,981	$579,563
Debt	$926,257	$862,726	$617,080	$203,250	$97,300
Total equity	$1,142,460	$1,049,933	$777,160	$468,047	$443,485

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

Executive Overview

National Health Investors, Inc., is a self-managed real estate investment trust ("REIT") specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include mortgages and other notes, marketable securities, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through a RIDEA joint venture, we invest in facility operations managed by independent third-parties. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

At December 31, 2015, we had investments in real estate and mortgage and other notes receivable involving 189 facilities located in 31 states. These investments involve 116 senior housing properties, 68 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding pre-development costs of $168,000 and our corporate office of $920,000) consisted of properties with an original cost of approximately $2,094,778,000, rented under triple-net leases to 26 lessees, and $135,031,000 aggregate carrying value of mortgage and other notes receivable due from 14 borrowers.

We classify the properties in our portfolio as either senior housing or medical properties. We further classify our senior housing properties as either need-driven (assisted living facilities and senior living campuses) or discretionary (independent living facilities and entrance-fee communities.) Medical properties within our portfolio include skilled nursing facilities, medical office buildings and specialty hospitals.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of December 31, 2015 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	69	3,377		$44,597	19.9%	$504,428
Senior Living Campus	9	1,224		10,415	4.6%	134,379
Total Senior Housing - Need-Driven	78	4,601		55,012	24.5%	638,807
Senior Housing - Discretionary
Independent Living	28	3,114		45,139	20.1%	502,611
Entrance-Fee Communities	7	1,587		38,689	17.2%	467,160
Total Senior Housing - Discretionary	35	4,701		83,828	37.4%	969,771
Total Senior Housing	113	9,302		138,840	61.9%	1,608,578
Medical Facilities
Skilled Nursing Facilities	62	8,061		66,874	29.8%	424,582
Hospitals	3	181		7,732	3.4%	51,131
Medical Office Buildings	2	88,517	*	1,001	0.4%	10,487
Total Medical Facilities	67			75,607	33.7%	486,200
Total Real Estate Properties	180			$214,447	95.6%	$2,094,778

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	2	190		$757	0.3%	$6,093
Senior Housing - Discretionary	1	400		3,569	1.6%	83,411
Medical Facilities	6	450		1,868	0.8%	12,937
Other Notes Receivable	—	—		3,784	1.7%	32,590
Total Mortgage and Other Notes Receivable	9	1,040		9,978	4.4%	135,031
Total Portfolio	189			$224,425	100.0%	$2,229,809

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	180			$214,447	95.6%	$2,094,778
Mortgage and Other Notes Receivable	9			9,978	4.4%	135,031
Total Portfolio	189			$224,425	100.0%	$2,229,809

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	71	3,567		$45,354	20.2%	$510,521
Senior Living Campus	9	1,224		10,415	4.6%	134,379
Total Senior Housing - Need-Driven	80	4,791		55,769	24.8%	644,900
Senior Housing - Discretionary
Entrance-Fee Communities	8	1,987		42,258	18.8%	550,571
Independent Living	28	3,114		45,139	20.1%	502,611
Total Senior Housing - Discretionary	36	5,101		87,397	38.9%	1,053,182
Total Senior Housing	116	9,892		143,166	63.7%	1,698,082
Medical Facilities
Skilled Nursing Facilities	68	8,511		68,168	30.4%	437,520
Hospitals	3	181		8,306	3.7%	51,131
Medical Office Buildings	2	88,517	*	1,001	0.5%	10,486
Total Medical	73			77,475	34.6%	499,137
Other	—			3,784	1.7%	32,590
Total Portfolio	189			$224,425	100.0%	$2,229,809

Portfolio by Operator Type
Public	53			$46,100	20.6%	$235,748
National Chain (Privately-Owned)	27			49,378	22.0%	521,139
Regional	97			118,095	52.6%	1,340,612
Small	12			10,852	4.8%	132,310
Total Portfolio	189			$224,425	100.0%	$2,229,809

For the year ended December 31, 2015, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Fundamental; Health Services Management; Holiday Retirement; Legend Healthcare; National HealthCare Corporation; and Senior Living Communities.

As of December 31, 2015, our average effective annualized rental income was $8,022 per bed for SNFs, $13,817 per unit for ALFs, $14,495 per unit for ILFs, $24,379 per unit for EFCs, $42,718 per bed for hospitals, and $11 per square foot for MOBs.

We currently invest a portion of our funds in highly liquid marketable securities, including the common shares of other publicly held healthcare REITs. At December 31, 2015, such investments had a carrying value of $72,744,000.

Areas of Focus

On December 16, 2015, the Federal Open Market Committee of the Federal Reserve announced an increase in the federal funds rate by 25 basis points. The anticipation of this first increase in the federal funds rate since 2006 has been a primary source of much volatility in REIT equity markets. While the impact of the rate hike on the operations of the REIT industry has been a modest rise in debt costs, its impending announcement was foreshadowed by a sharp decline in REIT market capitalization in 2015, including NHI's share price.

We are evaluating and will potentially make additional investments during 2016 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for those partners and for NHI. Within the context of our growth model, we rely on a cost-effective access to debt and equity capital to finance acquisitions that will drive our earnings. However, while our debt costs have risen modestly, and our stock prices have declined sharply over recent months due to the prospect of rising interest rates, large-scale portfolios continue to command premium pricing, due to the continued abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances places a premium on our ability to execute those larger transactions that will generate meaningful earnings growth.

We expect rising capital costs will continue to be a challenge for us in 2016, particularly as healthcare real estate prices remain near historically high levels. Earnings growth may slow while we fight these headwinds by targeting smaller portfolios and one-off acquisitions.

With lower capitalization rates for existing healthcare facilities, there has been increased interest in constructing new facilities in hopes of generating better returns on invested capital. Using our relationship-driven model, we continue to look for opportunities to support new and existing tenants and borrowers with the capital needed to expand existing facilities and to initiate ground-up development of new facilities. We concentrate our efforts in those markets where there is both a demonstrated demand for a particular product type and where we perceive our competitive advantage. The projects we agree to finance have attractive upside potential and are expected to provide above-average returns to our shareholders to mitigate the risks inherent with property development and construction.

As longer term borrowing rates increase, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. We presently prefer private placement debt over an offering of bond debt due to its favorable pricing.

For the year ended December 31, 2015, approximately 30% of our revenue from continuing operations has come from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. In 2009, we began to diversify our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). While we will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

Considering individual tenant lease revenue as a percentage of total revenue, Bickford Senior Living is our largest assisted living tenant, an affiliate of Holiday Retirement is our largest independent living tenant, National HealthCare Corporation is our largest skilled nursing tenant and Senior Living Communities is our largest entrance-fee community tenant. Our shift toward private payor facilities, as well as our expansion into the discretionary senior housing market, has further resulted in a portfolio that is relatively balanced between medical facilities, need-driven and discretionary senior housing.

In 2015, we utilized our at-the market ("ATM") equity program whereby we sold common shares as a useful tool in the ongoing rebalancing of our capital structure. ATMs are a type of shelf-based offering which provide issuers the ability to sell publicly traded shares at the prevailing market price at the time and amount of their choosing. An ATM program offers an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions at a more favorable cost of capital as compared to larger follow-on offerings. During the November and December, we raised $49,389,000 in new common equity capital, after underwriting discounts and offering expenses, by issuing 830,506 common shares at an average price of $60.33 per share. With the use of these funds to pay down our line of credit, the additional capital has immediately served to rebalance our leverage and keep our options flexible for further expansion. We continue to explore other various funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing.

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

Our dividends per common share for the last three years ended December 31, are as follows:

2015	2014	2013
$3.40	$3.08	$2.90

Our investments in healthcare real estate have been partially accomplished by our ability to effectively leverage our balance sheet. However, we continue to maintain a relatively low leverage balance sheet compared with the value of our assets and with many in our peer group. We believe that our (a) fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest expense at contractual rates net of capitalized interest and principal payments on debt), and (b) the ratio of consolidated net debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our balance sheet with those in our peer group. We also believe this gives us a competitive advantage when accessing debt markets.

We calculate our fixed charge coverage ratio as approximately 6.1x for the twelve months ended December 31, 2015 (see page 50 for a discussion of Adjusted EBITDA and a reconciliation to our net income). On an annualized basis, our consolidated net debt-to-Adjusted EBITDA ratio is 4.2x.

According to current projections by the U.S. Department of Health and Human Services, the number of Americans 65 and older is expected to grow 36% between 2010 and 2020, compared to a 9% growth rate for the general population. An increase in this age demographic is expected to increase demand for senior housing properties of all types in the coming decades. There is increasing demand for private-pay senior housing properties in countries outside the U.S., as well. We therefore consider real estate and note investments with U.S. entities who seek to expand their senior housing operations into countries where local-market demand is sufficiently demonstrated.

Strong demographic trends provide the context for continued growth in 2016 and the years ahead. We plan to fund any new real estate and mortgage investments during 2016 using our liquid assets and debt financing. Should the weight of additional debt as a result of new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through an ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced tenants and borrowers who we make our priority. These continue to be the key drivers of our business plan.

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

Our significant accounting policies and the associated estimates, judgments and the issues which impact these estimates are as follows:

Valuations and Impairments

Our tenants and borrowers who operate SNFs derive their revenues primarily from Medicare, Medicaid and other government programs. Amounts paid under these government programs are subject to legislative and government budget constraints. From time to time, there may be material changes in government reimbursement. In the past, SNFs have experienced material reductions in government reimbursement.

The long-term health care industry has experienced significant professional liability claims which has resulted in an increase in the cost of insurance to cover potential claims. In previous years, these factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments affecting our lessees and borrowers. In prior years, we have determined that impairment of certain of our investments had occurred as a result of these events.

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

For our mortgage and other notes receivable, we evaluate the estimated collectibility of contractual loan payments and general economic conditions on an instrument-by-instrument basis. On a quarterly basis, we review our notes receivable for ability to realize on such notes when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, impairment is measured as the amount by which the carrying amount exceeds the fair value as measured by the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

We evaluate our marketable securities for other-than-temporary impairments. An impairment of a marketable security would be considered “other-than-temporary” unless we have the ability and intent to hold the investment for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment and evidence indicates the cost of the investment is recoverable within a reasonable period of time.

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

Revenue Recognition

We collect rent and interest from our tenants and borrowers. Generally, our policy is to recognize revenues on an accrual basis as earned. However, when we determine, based on insufficient historical collections and the lack of expected future collections, that rent or interest is not probable of collection until received, our policy is to recognize rental or interest income when assured, which we consider to be the period the amounts are collected. We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due. This policy could cause our revenues to vary significantly from period to period. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over base year revenues, are considered to be contingent rentals, are included in rental income when they are determinable and earned.

REIT Qualification

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to so qualify at all times. We record income tax expense or benefit with respect to our subsidiary which is taxed as a Taxable REIT Subsidiary ("TRS") under provisions similar to those applicable to regular corporations. Aside from such income taxes that may be applicable to the taxable income in our TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

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

Real Estate Properties

Real property we develop is recorded at cost, including the capitalization of interest during construction. The cost of real property investments we acquire is allocated to net tangible and identifiable intangible assets based on their respective fair values. We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. The most significant components of our allocations are typically the allocation of fair value to land, equipment, buildings and other improvements, and intangible assets, if any. Our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term.

Significant Operators

As discussed in Note 2 to the consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

		Original	Rental Income
		Investment	Year Ended December 31,				Lease
	Asset Class	Amount	2015		2014		Renewal
Holiday Retirement	ILF	$493,378	$43,817	21%	$43,817	26%	2031
Senior Living Communities	EFC	476,000	39,422	18%	1,533	1%	2029
National HealthCare Corporation	SNF	171,297	36,625	17%	36,446	22%	2026
Bickford Senior Living	ALF	281,883	24,121	11%	21,421	13%	2019
All others	Various	672,220	70,462	33%	63,062	38%	Various
		$2,094,778	$214,447		$166,279

Due to a combination of longer initial lease terms and generous escalators, straight line rent constituted a significant component of rental income recognized from the Holiday and Senior Living leases, whose communities we acquired in December 2013 and 2014, respectively. Straight-line rent of $10,466,000 and $11,902,000 was recognized from the Holiday lease for the years ended December 31, 2015 and 2014, respectively. Straight-line rent of $8,422,000 and $328,000 was recognized from the Senior Living lease for the years ended December 31, 2015 and 2014, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line income.

Joint Venture

As of December 31, 2015, we owned an 85% equity interest and Sycamore Street, LLC ("Sycamore"), an affiliate of Bickford, owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 32 assisted living/memory care facilities, plus 5 facilities under development. The facilities are leased to an unconsolidated operating company, ("OpCo"), which we do not control, and in which we also retain an 85/15 non-controlling ownership interest with Sycamore. This joint venture is structured to comply with the provisions of RIDEA. As of December 31, 2015, the annual contractual rent from OpCo to PropCo is $25,529,000, plus fixed annual escalators. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. Of our total revenues, $24,121,000 (11%) and $21,421,000 (12%) were recognized as rental income from Bickford for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, the carrying value of our investment in the operating company, OpCo, was $7,657,000, plus a deferred asset of $707,000 related to the carry-forward of net operating losses for tax purposes. The excess of the original purchase price over the fair value of identified tangible assets at acquisition is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole.

The income statements for OpCo include the operating results of 29 same-store properties and 3 focus properties that were added to the portfolio within the last 15 months. Focus properties receive increased management oversight because they have not reached cash flow stabilization or are new additions to the portfolio. For accounting purposes we are required to expense the pre-opening expenses and operating losses of newly-developed properties.

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$77,349	$65,704	$42,636

Operating expenses, including management fees	54,132	43,389	27,419
Lease expense, including straight-line rent	24,596	21,859	14,579
Depreciation and amortization	699	539	256
Net Income (Loss)	$(2,078)	$(83)	$382

The net loss in OpCo for 2015 is attributable to (a) $699,000 in depreciation expense and $533,000 in non-cash straight-line lease expense for accounting purposes, and (b) $846,000 in excess expenses over revenues due to the operational transition of two recently acquired properties in Ohio and a newly constructed property in Carmel, Indiana which has not reached stabilization.

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo's rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at December 31, 2015, due to our investment in OpCo, would be limited to our equity interest as adjusted for any unrealized loss carry-forwards, currently approximately $700,000. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared from OpCo since its inception.

In July 2013, we extended a $9,200,000 loan to Sycamore to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and bears a 12% annual interest rate. As a result of this transaction and existing agreements governing our business relationship with Bickford, PropCo has acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan. In 2015, we granted an extension of the loan through June 2018 in return for the extension of the purchase option over the same period. Essential terms of the extended loan remain the same. We are monitoring the performance of this portfolio which currently has an NOI that would presume a capitalization rate on PropCo's purchase option price of approximately 7.5%. The loan and the purchase option creates variable interests in Sycamore, which is a VIE. However, because NHI is not its primary beneficiary, Sycamore is not subject to consolidation.

Investment Highlights

During 2015, we have made or announced the following real estate and note investments ($ in thousands):

	Properties	Asset Class	Amount
Lease Investments
Chancellor Health Care - acquisition	1	SHO	$6,675
Brook Retirement Communities - acquisition	1	SHO	6,000
Bickford Senior Living - new construction	5	SHO	55,000
Bickford Senior Living - acquisition	1	SHO	21,000
East Lake Capital Mgmt - acquisition	3	SHO	66,900
Note Investments
Life Care Services - refinancing and new construction	1	SHO	154,500
			$310,075

Chancellor

In an asset acquisition on August 31, 2015, we acquired a 29-unit memory care facility in Portland, Oregon, for $6,772,000 in cash inclusive of closing costs of approximately $97,000. The facility is leased to existing partner Chancellor Health Care for 15 years with renewal options at an initial lease rate of 7.75% plus annual escalators.

Brook Retirement Communities

In an asset acquisition on August 31, 2015, we acquired a 42-unit independent living and assisted living community in Roscommon, Michigan, for $6,000,000 in cash plus $49,000 in closing costs. The community is leased to a new partner, The Brook Retirement Communities of Roscommon, Inc., for 10 years with renewal options at an initial lease rate of 7.5% plus annual escalators.
Bickford

On July 31, 2015, our subsidiary, PropCo, acquired a 92 unit assisted living/memory care facility located in Lancaster, Ohio for $21,000,000 in cash. Valuation was based on an 8% capitalization rate on its trailing net operating income performance. The facility is leased to the operating company, OpCo. The initial lease payment is based on an annualized amount of $1,470,000 and is subject to 3% escalation each January and renewal on October 1, 2017.

In February 2015 our joint venture with Bickford announced plans to develop five senior housing facilities in Illinois and Virginia. These five properties will represent the culmination of a program announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. Land acquisition and pre-development on the five facilities started in mid-2015 with openings planned beginning in 2016. The total estimated project cost is $55,000,000. Total capitalized costs related to these properties as of December 31, 2015, including land purchases, were $17,268,000. Each community will consist of 60 private-pay assisted living and memory care units managed by Bickford Senior Living.

East Lake

On July 1, 2015, we acquired two senior living campuses in Nashville and Indianapolis and one assisted living/memory care facility in Charlotte for $66,900,000 in cash. In addition, we have committed to East Lake Capital Management (“East Lake”)certain lease incentive payments contingent on reaching and maintaining certain metrics and a contingent earn out of $750,000 payable to the seller upon East Lake reaching certain metrics. As earned, the lease incentive payments, totaling $8,000,000, would be due in installments of up to $4,000,000 in each of years three and four of the lease with any subsequently earned residual due by year seven. At acquisition, we estimated probable contingent payments to the seller totaling $750,000 and have, accordingly, reflected that amount in the Consolidated Balance Sheet. Contingent payments earned will be an addition to the lease base when funded.

We leased the facilities to East Lake for an initial term of 10 years, plus renewal options. The lease calls for an annual payment of $4,683,000 in the first year with fixed annual escalators of 3.5% through year four and 3.0% thereafter. In conjunction with the lease, East Lake acquired a purchase option on the properties as a whole, exercisable beginning in year six of the lease for approximately $81,000,000 and thereafter subject to escalation on a basis consistent with rental escalations and other funding in place. On entering the lease, we committed to funding up to an additional $400,000 for specified capital improvements. The investment will be added to the basis on which the lease amount is calculated.

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of December 31, 2015. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note ("Note B") is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B through December 2016 and anticipate substantial repayment with new resident entrance fees upon the opening of Phase II. The total amount funded on Note B was $55,411,000 as of December 31, 2015.

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

Additionally we had two properties whose lease terms were to expire in 2016. In September 2015 we sold for $9,593,000 these properties with a carrying value of $8,467,000 and recognized a gain on the disposition of $1,126,000. The properties represented the last two skilled nursing facilities of a disposal group that was originally under contract and classified during 2011 and 2012 as held-for-sale. As previously disclosed, the sale for the disposal group as a whole, being subject to certain conditions precedent as to financing, did not occur. NHI then proceeded to dispose of three of the properties in December 2013, the first of the group having been sold in 2011. On completion of these disposals to our tenant, Fundamental, a monthly rental of $250,000 was attached to the two remaining skilled nursing facilities through the end of the original lease term, February 2016, the properties having an average age in excess of 40 years. With the impending cessation of the lease, the two properties were aggressively marketed for immediate sale under conditions less favorable than those prevailing in 2011.

In February 2015, we transitioned the lease of four assisted living facilities in Louisiana to our existing tenant, Senior Living Management (“SLM”). The termination of the prior lease resulted in a write-off for accounting purposes during 2014 of $932,000 in straight-line rent receivable. The scheduled lease payments are the same as in the former lease. The current lease has an initial term of 15 years plus fixed annual escalators after the first year. During 2015 the scope of planned renovations begun in 2014 for an SLM operated facility expanded to include other facilities, including additional work on the Louisiana properties, so that the commitment as of December 31, 2015 now totals $1,430,000. When the renovations are complete, the total amount will be added to the lease base of the respective facilities. As of December 31, 2015, $1,165,000 had been funded on these projects.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. A summary of these tenant options to purchase senior housing communities, hospitals, medical office buildings and skilled nursing facilities is presented below:

Asset	Number of	Lease	1st Option	Current
Type	Facilities	Expiration	Open Year	Cash Rent
SNF	1	October 2026	Open	$1,386,000
MOB	1	February 2018	Open	$691,000
SNF	3	October 2026	2016	$4,977,000
SNF	5	October 2026	2018	$6,158,000
Hosp	1	September 2027	2018	$2,204,000
ALF	8	December 2024	2020	$3,866,000
Hosp	1	March 2025	2020	$1,726,000
SLC	3	June 2025	2020	$4,683,000
Various	9	—	Thereafter	$7,238,000

When present, tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by i) a sliding base dependent upon the extent of appreciation in the property plus a specified proportion of any appreciation; ii) our acquisition costs plus a specified proportion of any appreciation; iii) an agreed capitalization rate applied to the current rental; or iv) our acquisition costs plus a profit floor plus a specified proportion of any appreciation. Where stipulated above, appreciation is to be established by independent appraisal. For options open or coming open in 2016, we are engaged in preliminary negotiations to continue as lessor or in some other capacity.

Assets Held for Sale

During the year ended December 31, 2015, we had one lease coming up for renewal; in August 2015 we committed to a plan to sell the related skilled nursing facility in Idaho. We have reached agreement with the tenant on a sales price of $3,000,000 for the property, which has a carrying value of $1,346,000. We recorded lease income from the property for the years ended December 31, 2015, 2014 and 2013 of $321,000, $313,000, and $306,000, respectively. The Idaho property does not meet the accounting criteria to be reported as a discontinued operation as its disposal will not result in a strategic shift that would have a major effect on our operations or financial results. The sale is expected to close in February 2016.

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

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators' liquidity and financial condition. The Centers for Medicare & Medicaid Services ("CMS") released a final rule that provides a 1.2% increase in their Medicare reimbursement for fiscal 2016 beginning on October 1, 2015. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. In addition, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2015	2014	$	%
Revenues:
Rental income
7 EFCs and 1 SLC leased to Senior Living Communities	$31,000	$1,206	$29,794	NM
ALFs leased to RIDEA joint venture with Bickford	23,853	20,946	2,907	13.9%
1 ALF and 2 SLCs leased to East Lake Capital Management	2,342	—	2,342	NM
ILFs leased to an affiliate of Holiday Retirement	33,351	31,915	1,436	4.5%
ALFs leased to Chancellor Health Care	3,738	2,489	1,249	50.2%
3 SNFs and 1 ALF leased to Prestige Senior Living	3,581	2,544	1,037	40.8%
ALFs leased to Brookdale Senior Living	5,059	4,912	147	3.0%
Other new and existing leases	86,900	85,803	1,097	1.3%
	189,824	149,815	40,009	26.7%
Straight-line rent adjustments, new and existing leases	24,623	16,464	8,159	49.6%
Total Rental Income	214,447	166,279	48,168	29.0%
Interest income from mortgage and other notes
Timber Ridge	3,569	—	3,569	NM
Senior Living Communities construction loan	411	7	404	NM
Sycamore Street (Bickford affiliate)	1,161	1,137	24	2.1%
Sante Mesa	574	1,203	(629)	(52.3)%
Other new and existing mortgages	4,263	4,666	(403)	(8.6)%
Total Interest Income from Mortgage and Other Notes	9,978	7,013	2,965	42.3%
Investment income and other	4,563	4,217	346	8.2%
Total Revenue	228,988	177,509	51,479	29.0%
Expenses:
Depreciation
7 EFCs and 1 SLC leased to Senior Living Communities	12,530	—	12,530	NM
ALFs leased to RIDEA joint venture with Bickford	7,669	6,680	989	14.8%
1 ALF and 2 SLCs leased to East Lake Capital Management	889	—	889	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	1,244	892	352	39.5%
ALFs leased to Chancellor Health Care	1,104	739	365	49.4%
Other new and existing assets	29,727	29,767	(40)	(0.1)%
Total Depreciation	53,163	38,078	15,085	39.6%
Interest expense and amortization of debt issuance costs	37,629	24,227	13,402	55.3%
Debt issuance costs expensed due to credit facility modifications	—	2,145	(2,145)	NM
Legal	464	209	255	122.0%
Franchise, excise and other taxes	985	620	365	58.9%
Payroll and related compensation expenses	4,375	4,546	(171)	(3.8)%
Dues, marketing and professional fees	3,292	1,812	1,480	81.7%
Non-cash compensation expense	2,134	2,020	114	5.6%
Loan recoveries, net	(491)	—	(491)	NM
Other expenses	718	729	(11)	(1.5)%
	102,269	74,386	27,883	37.5%
Income before equity-method investee, income tax benefit (expense),
investment and other gains and noncontrolling interest	126,719	103,123	23,596	22.9%
Income (loss) from equity-method investee	(1,767)	(71)	(1,696)	NM
Income tax benefit of taxable REIT subsidiary	707	—	707	NM
Investment and other gains	24,655	—	24,655	NM
Net income	150,314	103,052	47,262	45.9%
Net income attributable to noncontrolling interest	(1,452)	(1,443)	(9)	NM
Net income attributable to common stockholders	$148,862	$101,609	$47,253	46.5%

NM - not meaningful

Financial highlights of the year ended December 31, 2015, compared to 2014 were as follows:

•
Rental income increased $48,168,000 due primarily to our SLC acquisition in December 2014 and other real estate investments completed during 2015 and 2014. During 2015 we completed $155,575,000 of new real estate investments. During 2014 we completed $555,453,000 of new real estate investments. The increase in rental income included an $8,159,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $2,965,000 primarily due to borrowings of $83,411,000 on our new loan commitment to the Timber Ridge entrance fee community as described in Investment Highlights. We expect total interest income from our loan portfolio to increase as we continue to fund these loans to Timber Ridge on a monthly basis throughout 2016. We estimate repayment of our construction loan of $94,500,000 to Timber Ridge during 2017. Interest income from our loan portfolio is subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense recognized in continuing operations increased $15,085,000 compared to the prior year primarily due to new real estate investments completed during 2014 and 2015.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $13,402,000 primarily as a result of the timing and amount of new borrowings and our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•
Dues, marketing and professional fees have increased as a result of (a) marketing and promotional expenses incurred as NHI continues to participate actively in industry groups and in expanding its awareness among owners and operators in the asset classes in which it makes investments , and (b) the professional fees associated with the volume of new investments and new financing arrangements during 2015.

•
We received $491,000 as a secured creditor in the final settlement of a bankruptcy proceeding involving one of our former borrowers. The loan had previously been written off. We recorded the receipt as a loan recovery.

•	The loss from equity method investee of $1,767,000 reflects our pro rata portion of the investee’s net loss for 2015 as described earlier in our discussion of our joint venture with Sycamore.

•
Investment and other gains for 2015 represents (a) gains of $23,529,000 on the sales of marketable securities and (b) a gain of $1,126,000 on the sale of two properties to our tenant Fundamental.  During the fourth quarter of 2015, we sold 1,000,000 shares of LTC common stock and recognized a gain of $23,098,000.

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2014	2013	$	%
Revenues:
Rental income
ILFs leased to an affiliate of Holiday Retirement	$31,915	$787	31,128	NM
ALFs leased to RIDEA joint venture with Bickford	20,946	14,219	6,727	47.3%
SNFs newly leased to NHC (7 ElderTrust facilities)	3,450	350	3,100	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	2,544	—	2,544	NM
SNFs leased to Fundamental Long Term Care	5,519	3,494	2,025	58.0%
ALFs leased to Chancellor Health Care	2,489	1,207	1,282	106.2%
7 EFCs and 1 SLC leased to Senior Living Communities	1,206	—	1,206	NM
ALFs leased to Brookdale Senior Living	4,912	4,215	697	16.5%
ALF leased to Discovery Senior Living	942	249	693	NM
Other new and existing leases	75,892	75,037	855	1.1%
	149,815	99,558	50,257	50.5%
Straight-line rent adjustments, new and existing leases	16,464	6,471	9,993	154.4%
Total Rental Income	166,279	106,029	60,250	56.8%
Interest income from mortgage and other notes
Sycamore (Bickford affiliate)	1,137	531	606	114.1%
ElderTrust	—	644	(644)	NM
SeniorTrust	—	475	(475)	NM
Other new and existing mortgages	5,876	5,983	(107)	(1.8)%
Total Interest Income from Mortgage and Other Notes	7,013	7,633	(620)	(8.1)%
Investment income and other	4,217	4,166	51	1.2%
Total Revenue	177,509	117,828	59,681	50.7%
Expenses:
Depreciation
ILFs leased to an affiliate of Holiday Retirement	12,915	—	12,915	NM
ALFs leased to RIDEA joint venture with Bickford	6,680	4,229	2,451	58.0%
3 SNFs and 1 ALF leased to Prestige Senior Living	892	—	892	NM
SNFs newly leased to NHC (7 ElderTrust facilities)	896	299	597	NM
ALFs leased to Chancellor Health Care	739	342	397	116.1%
Other new and existing assets	15,956	15,231	725	4.8%
Total Depreciation	38,078	20,101	17,977	89.4%
Interest expense and amortization of loan costs	24,227	8,813	15,414	NM
Debt issuance costs expensed due to credit facility modifications	2,145	416	1,729	NM
Legal	209	784	(575)	(73.3)%
Loan and realty losses, net	—	1,976	(1,976)	NM
Other expenses	9,727	9,742	(15)	(0.2)%
	74,386	41,832	32,554	77.8%
Income before equity-method investee, income tax benefit (expense),
investment and other gains and noncontrolling interest	103,123	75,996	27,127	35.7%
Income (loss) from equity-method investment	(71)	324	(395)	(121.9)%
Income tax expense of taxable REIT subsidiary	—	(128)	128	(100.0)%
Investment and other gains	—	3,306	(3,306)	NM
Income from continuing operations	103,052	79,498	23,554	29.6%
Income from discontinued operations	—	5,426	(5,426)	NM
Gain on sale of real estate	—	22,258	(22,258)	NM
Net income	103,052	107,182	(4,130)	(3.9)%
Net income attributable to noncontrolling interest	(1,443)	(999)	(444)	44.4%
Net income attributable to common stockholders	$101,609	$106,183	$(4,574)	(4.3)%

NM - not meaningful

Financial highlights of the year ended December 31, 2014, compared to 2013 were as follows:

•
Rental income increased $60,250,000 primarily as a result of new real estate investments. During 2013 we completed $748,939,000 of new real estate investments. During 2014 we made $555,453,000 of new real estate investments. The increase in rental income included a $9,993,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

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

•
Interest expense relates to borrowings on our credit facility, the convertible senior notes issued in March 2014 and debt assumed in the acquisition of real estate. The $17,143,000 increase in interest expense and amortization of debt issuance costs resulted from (a) the issuance of 3.25% coupon convertible debt of $200,000,000 to reduce floating-rate, lower interest borrowings on our revolving credit facility, and (b) expanded borrowings used to fund new real estate investments in 2014. During the first quarter of 2014, we made modifications to our credit facility and as a result have written off $2,145,000 of previously unamortized debt issuance costs. Upfront fees and other debt-related costs are amortized over the term of the credit facility. On December 31, 2014, we repaid two Fannie Mae mortgage loans and, as a result, recognized the remaining unamortized debt premium balance of $1,655,000.

•	Legal expenses were $575,000 lower in 2014 when compared to 2013 primarily as a result of litigation which reached final settlement in April 2013.

•
During 2013 we recorded an impairment of $4,037,000 related to a mortgage note receivable. In September 2013 we received $3,293,000 as full payment of a mortgage note and recorded a recovery of a previous writedown of $2,061,000.

The results of operations for facilities sold, including the gain or loss on such sales, prior to the adoption of ASU 2014-08 have been reported for 2013 and prior periods as discontinued operations.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, interest and dividends received on our marketable securities, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our term loans and revolving credit facility. Our primary uses of cash include dividend distributions to our shareholders, debt service payments (both principal and interest), new investments in real estate and notes and general corporate overhead.

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2015	12/31/2014	$	%	12/31/13	$	%
Cash and cash equivalents at beginning of period	$3,287	$11,312	$(8,025)	(70.9)%	9,172	$2,140	23.3%
Net cash provided by operating activities	164,425	126,143	38,282	30.3%	104,193	21,950	21.1%
Net cash used in investing activities	(136,326)	(540,316)	403,990	(74.8)%	(625,824)	85,508	(13.7)%
Net cash (used in) provided by financing activities	(18,100)	406,148	(424,248)	NM	523,771	(117,623)	(22.5)%
Cash and cash equivalents at end of period	$13,286	$3,287	$9,999	304.2%	11,312	$(8,025)	(70.9)%

Operating Activities – Net cash provided by operating activities for the year ended December 31, 2015 increased primarily as a result of the collection of lease payments on new real estate investments completed during 2014 and 2015.

Investing Activities – Net cash flows used in investing activities for the year ended December 31, 2015 decreased compared to 2014 primarily due to a decrease in real estate investment activity completed during 2015 and the realization of proceeds from sales of marketable securities.

Financing Activities – Net cash flows from financing activities for the year ended December 31, 2015 changed significantly compared to 2014 primarily due to a $340,000,000 reduction in the outstanding balance of our revolving credit facility during 2015 and a $24,000,000 increase in dividends paid to stockholders, partially offset by $325,000,000 of new term loan borrowings.

Liquidity

At December 31, 2015, our liquidity was strong, with $602,030,000 available in cash, highly-liquid marketable securities and borrowing capacity on our revolving credit facility. Aside from particular debt refinancings detailed below, sources of liquidity in 2015 included the conversion, reclassification or reinvestment of funds on deposit and non-marketable preferred stock to highly liquid cash and marketable securities at fair value approximating $86,030,000 on our Consolidated Balance Sheet as of December 31, 2015. Cash collected from our loans and leases is used to pay debt service, expenses of operating the REIT, dividends to stockholders and to make new real estate investments.

During 2015 we termed out $325,000,000 in debt on our revolver as follows:

On November 3, 2015, we issued $50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender.

In January 2015 we issued $125,000,000 of 8-year notes with a coupon of 3.99% and $100,000,000 of 12-year notes with a coupon of 4.51% to a private placement lender.

The above notes are unsecured and require quarterly payments of interest only until maturity. Terms and conditions of the new financings are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

In June 2015, we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (43 bps at December 31, 2015); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR, a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020. At closing, the new facility replaced a smaller credit facility last amended in March 2014 that provided for $700,000,000 of total commitments. Our purpose in amending the credit facility was to expand the amount of funds available to draw on our revolving credit facility, to increase the accordion feature, and to extend and conform the maturity of the revolver to that of our term loans.

At December 31, 2015, we had $516,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

In March 2015 we obtained $78,084,000 in Fannie Mae non-recourse financing through KeyBank National Association. The debt financing consists of interest-only payments at 3.79% and a 10-year maturity. The mortgages are secured by thirteen properties in NHI’s joint venture with Bickford Senior Living that previously collateralized Fannie Mae loans totaling $77,267,000, which we retired on December 31, 2014, without penalty, using funds from our revolving credit facility.

The aggregate outstanding balance of our HUD mortgage loans, net of discounts, as of December 31, 2015 was $45,035,000. Our HUD mortgage loans are secured by ten properties in our joint venture with Bickford. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,311,000 and a net book value of $7,737,000, which approximates fair value.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because the conversion price was in excess of the average stock price for the year, the impact of the conversion option was anti-dilutive to the year-end earnings per share calculation and as such had no effect on our earnings per share. As of February 15, 2016 our stock price closed at $57.81. If current prices increase above the initial $71.81 conversion price, some dilution will be attributable to the conversion feature.

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

As described in Areas of Focus, in 2015 we utilized our at-the-market equity program (“ATM”) through which we may sell our common shares on an as-needed basis. Accordingly, in November and December 2015, we raised $49,389,000 in new common equity capital, after underwriting discounts and offering expenses, by issuing 830,506 common shares at an average price of $60.33 per share. We used these funds to pay down our line of credit, the additional capital immediately serving to rebalance our leverage and keep our options flexible for further expansion. We continue to explore various other funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing.

As an additional source of investment funding, in November 2015 we converted 2,000,000 shares of LTC preferred stock into 2,000,000 shares of common stock and began reducing our position in the LTC common. As of December 31, 2015, we had sold 1,000,000 common shares and realized net proceeds of $42,164,000 and a gain of $23,098,000. Our tax gain from the sales is adequately sheltered by offsetting depreciation, making all of the proceeds available for deployment. We used these proceeds to pay down our revolving line of credit. As with the equity issuance under our ATM discussed above, the use of funds from the sale of LTC common stock resulted in a significant rebalancing of our leverage and provide further flexibility in structuring future acquisitions. At December 31, 2015, we own 1,293,800 shares of LTC common stock valued at $43.14 per share and a variety of marketable debt securities valued at $16,929,000. We expect to liquidate our marketable securities at appropriate times to fund real estate acquisition opportunities that present themselves.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on three of our term loans as of December 31, 2015 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(358)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(2,359)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(4,013)

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Hedge ineffectiveness related to our cash flow hedges, which is reported in current period earnings as interest expense, was not significant for the years ended December 31, 2015, 2014 or 2013.

We periodically refinance the borrowings on our revolving credit facility into longer-term debt instruments. We consider secured debt from U.S. Govt. agencies, including HUD, private placements of unsecured debt, and public offerings of debt and equity. We anticipate that our historically low cost of debt capital will rise in the near to mid-term, as the federal government continues its upward transitioning of the Federal funds rate.

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

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For additional information on our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations and Contingent Liabilities, below. Our equity method investment in OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. We have no material obligation arising from our investment in OpCo, and we believe our maximum exposure to loss at December 31, 2015, due to this involvement, would be limited to our equity interest and a related deferred tax asset of $707,000 at December 31, 2015. Our loans to LCS-WP and our lease with East Lake represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed below under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at December 31, 2015, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 2, 4 and 8 to the consolidated financial statements.

Contractual Obligations and Contingent Liabilities

As of December 31, 2015, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,213,877	$37,960	$113,850	$536,000	$526,067
Real estate purchase liabilities	750	750	—	—	—
Construction commitments	39,770	39,770	—	—	—
Loan commitments	79,846	79,846	—	—	—
	$1,334,243	$158,326	$113,850	$536,000	$526,067
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of December 31, 2015. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

The following table summarizes information as of December 31, 2015 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Life Care Services	SHO	Construction Loan	$154,500,000	$(83,411,000)	$71,089,000
Bickford Senior Living	SHO	Construction	$55,000,000	$(17,436,000)	$37,564,000
Senior Living Communities	SHO	Revolving Credit	$15,000,000	$(6,282,000)	$8,718,000
Capital Funding Group	Mezz. Note	Revolving Credit	$15,000,000	$(15,000,000)	$—
Chancellor Health Care	SHO	Construction	$650,000	$(33,000)	$617,000
Santé Partners	SHO	Renovation	$3,500,000	$(2,621,000)	$879,000
Senior Living Management	SHO	Renovation	$1,430,000	$(1,165,000)	$265,000
Bickford Senior Living	SHO	Renovation	$620,000	$(575,000)	$45,000
Sycamore Street (Bickford affiliate)	SHO	Revolving Credit	$500,000	$(461,000)	$39,000
East Lake Capital Management	SHO	Renovation	$400,000	$—	$400,000

Contingencies:
East Lake Capital Management	SHO	Lease Inducement	$8,000,000	$—	$8,000,000
East Lake Capital Management	SHO	Seller Earnout	$750,000	$—	$750,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	$3,550,000	$—	$3,550,000
Discovery Senior Living	SHO	Lease Inducement	$2,500,000	$—	$2,500,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2015 increased $1.16 (28%) over the same period in 2014. Our normalized FFO for the year ended December 31, 2015 increased $0.47 (11%) over the same period in 2014, primarily as the result of our new real estate investments in 2014 and 2015. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the year ended December 31, 2015 increased $0.35 (9.3%) over the same period in 2014 due primarily to the impact of real estate investments completed during 2014 and 2015. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD per diluted common share for the year ended December 31, 2015 increased $0.35 (9.2%) over the same period in 2014 due primarily to the impact of real estate investments completed during 2014 and 2015. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Years ended December 31,
	2015	2014	2013
Net income attributable to common stockholders	$148,862	$101,609	$106,183
Elimination of certain non-cash items in net income:
Depreciation	53,163	38,078	20,101
Depreciation related to noncontrolling interest	(1,150)	(1,002)	(634)
Depreciation in discontinued operations	—	—	557
Net gain on sales of real estate	(1,126)	—	(22,258)
NAREIT FFO attributable to common stockholders	$199,749	$138,685	$103,949
Investment and other gains	(23,529)	—	(3,256)
Debt issuance costs expensed due to credit facility modifications	—	2,145	416
Write-off of unamortized debt premium	—	(1,655)	—
Non-cash write-off of straight-line rent receivable	—	932	—
Acquisition costs under business combination accounting	—	89	208
Recovery of previous write-down	(491)	—	1,976
Normalized FFO	$175,729	$140,196	$103,293
Straight-line lease revenue, net	(24,623)	(16,463)	(6,560)
Non-cash write-off of straight-line rent receivable	—	(932)	—
Straight-line lease revenue, net, related to noncontrolling interest	40	71	55
Amortization of original issue discount	1,101	798	—
Amortization of debt issuance costs	2,311	1,782	663
Amortization of debt issuance costs related to noncontrolling interest	(30)	(11)	(3)
Normalized AFFO	$154,528	$125,441	$97,448
Non-cash stock based compensation	2,134	2,020	2,339
Normalized FAD	$156,662	$127,461	$99,787

BASIC
Weighted average common shares outstanding	37,604,594	33,375,966	28,362,398
FFO per common share	$5.31	$4.16	$3.67
Normalized FFO per common share	$4.67	$4.20	$3.64
Normalized AFFO per common share	$4.11	$3.76	$3.44
Normalized FAD per common share	$4.17	$3.82	$3.52

DILUTED
Weighted average common shares outstanding	37,644,171	33,416,014	28,397,702
FFO per common share	$5.31	$4.15	$3.66
Normalized FFO per common share	$4.67	$4.20	$3.64
Normalized AFFO per common share	$4.10	$3.75	$3.43
Normalized FAD per common share	$4.16	$3.81	$3.51

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	December 31,
	2015	2014	2013
Net income	$150,314	$103,052	$107,182
Interest expense at contractual rates	34,573	23,878	8,944
Franchise, excise and other taxes	985	620	488
Income tax benefit (expense) of taxable REIT subsidiary	(707)	—	128
Depreciation in continuing and discontinued operations	53,163	38,078	20,658
Amortization of debt issuance costs and bond discount	3,413	2,580	247
Net gain on sales of real estate	(1,126)	—	(22,258)
Investment and other gains	(23,529)	—	(3,256)
Debt issuance costs expensed due to credit facility modifications	—	2,145	416
Write-off of unamortized debt premium	—	(1,655)	—
Non-cash write-off of straight-line rent receivable	—	932	—
Acquisition costs under business combination accounting	—	89	208
Recovery of previous write-down	(491)	—	1,976
Adjusted EBITDA	$216,595	$169,719	$114,733

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2015, we were exposed to market risks related to fluctuations in interest rates on approximately $34,000,000 of variable-rate indebtedness (excluding $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($516,000,000 at December 31, 2015) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2015, net interest expense would increase or decrease annually by approximately $170,000 or $.00 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	December 31, 2015			December 31, 2014
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$200,000	21.4%	3.25%	$200,000	23.0%	3.25%
Unsecured term loans[2]	575,000	61.6%	4.03%	250,000	28.7%	3.79%
HUD mortgage loans[3]	46,608	5.0%	4.04%	47,352	5.4%	4.04%
Fannie Mae mortgage loans[4]	78,084	8.4%	3.79%	—	—	—

Variable rate:
Unsecured revolving credit facility	34,000	3.6%	1.93%	374,000	42.9%	1.66%
	$933,692	100.0%	3.77%	$871,352	100.0%	2.77%

[1] Differs from carrying amount due to unamortized discount.
[2] Includes seven term loans in 2015 and three term loans in 2014; rate is a weighted average
[3] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[4] Includes 13 Fannie Mae mortgages
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

To highlight the sensitivity of our fixed-rate loans to changes in interest rates, the following summary shows the effects on fair value ("FV") assuming a parallel shift of 50 basis points ("bps") in market interest rates for a contract with similar maturities as of December 31, 2015 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$325,000	$322,597	$334,993	$310,742
Convertible senior notes	200,000	196,203	201,214	191,323
Fannie Mae mortgage loans	78,084	76,105	79,126	73,213
HUD mortgage loans	46,609	46,161	49,605	43,047

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2015, the fair value of our mortgage loans receivable, discounted for estimated changes in the risk-free rate, was approximately $141,408,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $2,840,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $2,951,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $72,744,000 at December 31, 2015, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $7,274,000 change in the fair value of our investments in marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 17, 2016

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets:	2015	2014
Real estate properties:
Land	$137,532	$127,566
Buildings and improvements	1,945,323	1,854,855
Construction in progress	13,011	6,428
	2,095,866	1,988,849
Less accumulated depreciation	(259,059)	(212,300)
Real estate properties, net	1,836,807	1,776,549
Mortgage and other notes receivable, net	135,031	63,630
Investment in preferred stock, at cost	—	38,132
Cash and cash equivalents	13,286	3,287
Marketable securities	72,744	15,503
Straight-line rent receivable	59,777	35,154
Equity-method investment and other assets	27,358	50,705
Assets held for sale, net	1,346	—
Total Assets	$2,146,349	$1,982,960

Liabilities and Equity:
Debt	$926,257	$862,726
Real estate purchase liabilities	750	3,000
Accounts payable and accrued expenses	19,397	15,718
Dividends payable	32,637	28,864
Lease deposit liabilities	21,275	21,648
Deferred income	3,573	1,071
Total Liabilities	1,003,889	933,027

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
38,396,727 and 37,485,902 shares issued and outstanding, respectively	384	375
Capital in excess of par value	1,085,136	1,033,896
Cumulative net income in excess (deficit) of dividends	19,862	(569)
Accumulated other comprehensive income	27,910	6,223
Total National Health Investors Stockholders' Equity	1,133,292	1,039,925
Noncontrolling interest	9,168	10,008
Total Equity	1,142,460	1,049,933
Total Liabilities and Equity	$2,146,349	$1,982,960

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013

Revenues:
Rental income	$214,447	$166,279	$106,029
Interest income from mortgage and other notes	9,978	7,013	7,633
Investment income and other	4,563	4,217	4,166
	228,988	177,509	117,828
Expenses:
Depreciation	53,163	38,078	20,101
Interest	37,629	26,372	9,229
Legal	464	209	784
Franchise, excise and other taxes	985	620	488
General and administrative	10,519	9,107	9,254
Loan and realty losses (recoveries), net	(491)	—	1,976
	102,269	74,386	41,832
Income before equity-method investee, income tax benefit (expense), investment and
other gains, discontinued operations and noncontrolling interest	126,719	103,123	75,996
Income (loss) from equity-method investee	(1,767)	(71)	324
Income tax benefit (expense) of taxable REIT subsidiary	707	—	(128)
Investment and other gains	24,655	—	3,306
Income from continuing operations	150,314	103,052	79,498
Discontinued operations
Income from operations - discontinued	—	—	5,426
Gain on sale of discontinued operations	—	—	22,258
Income from discontinued operations	—	—	27,684
Net income	150,314	103,052	107,182
Less: net income attributable to noncontrolling interest	(1,452)	(1,443)	(999)
Net income attributable to common stockholders	$148,862	$101,609	$106,183

Weighted average common shares outstanding:
Basic	37,604,594	33,375,966	28,362,398
Diluted	37,644,171	33,416,014	28,397,702
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$3.96	$3.04	$2.77
Discontinued operations	—	—	.97
Net income per common share attributable to common stockholders	$3.96	$3.04	$3.74
Diluted:
Income from continuing operations attributable to common stockholders	$3.95	$3.04	$2.77
Discontinued operations	—	—	.97
Net income per common share attributable to common stockholders	$3.95	$3.04	$3.74

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$150,314	$103,052	$107,182
Other comprehensive income:
Change in unrealized gains on securities	46,780	2,853	(234)
Less: reclassification adjustment for gains in net income	(23,529)	—	—

Increase (decrease) in fair value of cash flow hedge	2,934	(2,032)	3,563
Less: reclassification adjustment for amounts recognized in net income	(4,498)	(4,136)	(1,346)
Net change in cash flow hedge liability	(1,564)	(6,168)	2,217
Total other comprehensive income (loss)	21,687	(3,315)	1,983
Comprehensive income	172,001	99,737	109,165
Less: comprehensive income attributable to noncontrolling interest	(1,452)	(1,443)	(999)
Comprehensive income attributable to common stockholders	$170,549	$98,294	$108,166

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$150,314	$103,052	$107,182
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	53,163	38,078	20,658
Amortization	3,472	2,611	247
Straight-line rental income	(24,623)	(16,463)	(6,560)
Non-cash interest income on construction loan	(411)	—	—
Unamortized debt premium written off	—	(1,655)	—
Write-off of debt issuance costs	—	2,145	416
Loan and realty losses (recoveries), net	(491)	—	1,976
Gain on sale of real estate	(1,126)	—	(22,258)
Gain on purchase liability settlement	—	—	(3,256)
Net realized gains on sales of marketable securities	(23,529)	—	—
Share-based compensation	2,134	2,020	2,339
(Income) loss from equity-method investee	1,767	71	(324)
Change in operating assets and liabilities:
Equity-method investment and other assets	216	(2,334)	(659)
Accounts payable and accrued expenses	1,038	1,448	2,495
Deferred income	2,501	(2,830)	1,937
Net cash provided by operating activities	164,425	126,143	104,193
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(92,249)	(4,447)	(11,082)
Collection of mortgage and other notes receivable	21,495	1,456	18,976
Investment in real estate	(106,315)	(520,505)	(635,971)
Investment in real estate development	(14,641)	(8,455)	(11,926)
Investment in renovations of existing real estate	(3,157)	(4,211)	(6,773)
Payments into facility repair escrows	—	(1,554)	—
Payment of real estate purchase liability	—	(2,600)	—
Proceeds from disposition of real estate properties	9,593	—	20,952
Purchases of marketable securities	(8,458)	—	—
Proceeds from sales of marketable securities	57,406	—	—
Net cash used in investing activities	(136,326)	(540,316)	(625,824)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(340,000)	207,000	103,000
Proceeds from convertible senior notes	—	200,000	—
Proceeds from issuance of secured debt	78,084	38,007	—
Proceeds from borrowings on term loans	325,000	130,000	330,000
Payments of term loans	(742)	(328,515)	(99,655)
Debt issuance costs	(2,608)	(8,443)	(5,867)
Proceeds from equity offering, net	49,114	270,798	282,542
Proceeds from exercise of stock options	1	—	146
Distributions to noncontrolling interest	(2,292)	(2,049)	(1,250)
Dividends paid to stockholders	(124,657)	(100,650)	(85,145)
Net cash (used in) provided by financing activities	(18,100)	406,148	523,771

Increase (decrease) in cash and cash equivalents	9,999	(8,025)	2,140
Cash and cash equivalents, beginning of period	3,287	11,312	9,172
Cash and cash equivalents, end of period	$13,286	$3,287	$11,312

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$31,289	$22,172	$7,964
Supplemental disclosure of non-cash investing and financing activities:
Settlement of mortgage note by real estate acquisition	$—	$—	$13,741
Lease escrow deposits	$—	$—	$22,775
Escrow deposit for tax deferred exchange	$—	$—	$23,813
Tax deferred exchange funds applied to investment in real estate	$—	$23,813	$—
Conditional consideration in asset acquisition	$750	$3,000	$1,600
Settlement of contingent asset acquisition liability	$(3,000)	$—	$—
Accounts payable increase due to investments in real estate	$1,076	$2,091	$3,086
Accounts payable increase due to escrow deposits	$—	$2,062	$—
Reclass of note balance into real estate investment	$255	$—	$—
Assumption of debt in real estate acquisition, at fair value	$—	$7,858	$80,528
Assignment of net assets in equity-method investee	$—	$—	$817
Conversion of investment in preferred stock to common	$38,132	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2012	27,857,217	$279	$467,843	$(18,495)	$7,555	$457,182	$10,865	$468,047
Total comprehensive income	—	—	—	106,183	1,983	108,166	999	109,165
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,250)	(1,250)
Issuance of common stock, net	5,175,000	51	282,490	—	—	282,541	—	282,541
Shares issued on stock options exercised	18,959	—	146	—	—	146	—	146
Share-based compensation	—	—	2,339	—	—	2,339	—	2,339
Assignment of net assets in equity-method investee	—	—	817	—	—	817	—	817
Dividends declared, $2.90 per common share	—	—	—	(84,645)	—	(84,645)	—	(84,645)
Balances at December 31, 2013	33,051,176	$330	$753,635	$3,043	$9,538	$766,546	$10,614	$777,160
Total comprehensive income	—	—	—	101,609	(3,315)	98,294	1,443	99,737
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,049)	(2,049)
Issuance of common stock, net	4,427,500	44	270,754	—	—	270,798	—	270,798
Shares issued on stock options exercised	7,226	1	—	—	—	1	—	1
Share-based compensation	—	—	2,020	—	—	2,020	—	2,020
Equity component of convertible debt	—	—	7,487	—	—	7,487	—	7,487
Dividends declared, $3.08 per common share	—	—	—	(105,221)	—	(105,221)	—	(105,221)
Balances at December 31, 2014	37,485,902	$375	$1,033,896	$(569)	$6,223	$1,039,925	$10,008	$1,049,933
Total comprehensive income	—	—	—	148,862	21,687	170,549	1,452	172,001
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,292)	(2,292)
Issuance of common stock, net	830,506	8	49,381	—	—	49,389	—	49,389
Equity offerring costs	—	—	(275)	—	—	(275)	—	(275)
Shares issued on stock options exercised	80,319	1	—	—	—	1	—	1
Share-based compensation	—	—	2,134	—	—	2,134	—	2,134
Dividends declared, $3.40 per common share	—	—	—	(128,431)	—	(128,431)	—	(128,431)
Balances at December 31, 2015	38,396,727	$384	$1,085,136	$19,862	$27,910	$1,133,292	$9,168	$1,142,460

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The Company - National Health Investors, Inc. ("NHI" or the "Company"), a Maryland corporation incorporated and publicly listed in 1991, is a real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of real estate investments in independent, assisted and memory care communities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include mortgages and notes, marketable securities, including the common shares of other publicly-held REITs, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through this RIDEA joint venture, we invest in facility operations, managed by independent third-parties. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and ordinary term debt, and (3) the sale of equity securities.

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

At December 31, 2015, we held an interest in four unconsolidated VIEs, consisting of 1) a start-up lessee in which NHI's variable interest consists of its leasehold interest, analogous to a financing arrangement, and of which we concluded that NHI was not the primary beneficiary (Note 2); 2) our joint venture in an operating company organized under provisions of the REIT Investment Diversification and Empowerment Act, (“RIDEA”) of which we concluded that NHI was not the primary beneficiary (Note 3); 3) a note receivable from, a guarantee on a letter of credit for, and a purchase option with, an unconsolidated VIE of whom we concluded that NHI was not the primary beneficiary (Note 4); and 4) two construction mortgage notes receivable aggregating $83,411,000 from an unconsolidated VIE of whom we concluded that NHI was not the primary beneficiary (Note 4). Our direct support of the above VIEs has been limited to the transactions described herein, including our commitments and contingencies described in Note 8, and any decision to furnish additional direct support would be at our discretion and not obligatory. We believe our exposure to loss as a result of our involvement with these unconsolidated VIEs would be limited to our carrying value of these investments and the amount of our commitment as guarantor under the letter of credit. Generally, we lack, either directly or through related parties, any material input in the activities that most significantly impact the economic performance of these entities.

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

The initial carrying value of our equity-method investment was based on the fair value of the net assets of the entity at the time we acquired our interest. We estimate fair values of the net assets of our equity-method investee based on discounted cash flow models. The inputs we use in these models are based on assumptions that are within a reasonable range of current market rates for the respective investments.

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

Noncontrolling Interest - We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interest and classify such interest as a component of consolidated equity separate from total NHI stockholders' equity in our Consolidated Balance Sheets. In addition, we exclude net income attributable to the noncontrolling interest from net income attributable to common shareholders in our Consolidated Statements of Income.

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

Real Estate Properties - Real estate properties are recorded at cost or, if acquired through business combination, at fair value, including the fair value of contingent consideration, if any. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property. For properties acquired in transactions accounted for as asset purchases, the purchase price allocation is based on the relative fair values of the assets acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable of settlement at the acquisition date.  Cost also includes capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years, and improvements over their estimated useful lives ranging from 3 to 25 years. For contingent consideration arising from business combinations, the liability is adjusted to estimated fair value at each reporting date through earnings.  For contingent consideration arising from asset acquisitions, the liability is adjusted to the amount considered probable each reporting period,  with changes reflected as an adjustment  to the basis  of the related assets.

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

Concentration of Credit Risks - Our credit risks primarily relate to cash and cash equivalents and investments in mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts. Our mortgages and other notes receivable consist primarily of secured loans on facilities.

Our financial instruments, principally our investments in marketable securities and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. We obtain collateral in the form of mortgage liens and other protective rights and continually monitor these rights in order to reduce such possibilities of loss. We evaluate the need to provide for reserves for potential losses on our financial instruments based on management's periodic review of our portfolio on an instrument-by-instrument basis.

Marketable Securities - Investments in marketable debt and equity securities must be categorized as trading, available-for-sale or held-to-maturity. Our investments in marketable equity securities are classified as available-for-sale securities. Unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income. We evaluate our securities for other-than-temporary impairments on at least a quarterly basis. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

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

Rental Income - Base rental income is recognized using the straight-line method over the term of the lease to the extent that lease payments are considered collectible. Under certain leases, we receive additional contingent rent, which is calculated on the increase in revenues of the lessee over a base year or base quarter. We recognize contingent rent annually or quarterly when, based on the actual revenues of the lessee, receipt of such income is probable since the target threshold has been achieved. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year, are considered to be contingent rentals and are excluded from the schedule of minimum lease payments.

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

We identify a lease as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the related cash is received. As of December 31, 2015, we had not identified any of our leases as non-performing.

Mortgage Interest Income - Mortgage interest income is recognized based on the interest rates and principal amounts outstanding on the mortgage notes receivable. Under certain mortgages, we receive additional contingent interest, which is calculated on the increase in the current year revenues of a borrower over a base year. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received. As of December 31, 2015, we had not identified any of our mortgages as non-performing.

Investment Income and Other - Investment income and other includes dividends when declared and interest when earned from our investments in marketable securities, interest on cash and cash equivalents when earned, and amortization of deferred income. Realized gains and losses on sales of marketable securities using the specific-identification method are included as a separate component of continuing operations in the Consolidated Statements of Income as investment and other gains.

Derivatives - In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. We have chosen to manage this risk through the use of derivative financial instruments, primarily interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows.

To qualify for hedge accounting, our interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and be expected to remain, probable of occurring in accordance with our related assertions. All of our hedges are cash flow hedges.

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

Federal Income Taxes - We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We record income tax expense or benefit with respect to one of our subsidiaries which is taxed as a Taxable REIT Subsidiary ("TRS") under provisions similar to those applicable to regular corporations. Aside from such income taxes which may be applicable to the taxable income in the TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders at least equal to or in excess of 90% our taxable income.

Accordingly, no provision for federal income taxes has been made in the consolidated financial statements, except for the provision on the taxable income of the TRS, which is included in our consolidated statements of income under the caption, "Income tax benefit (expense) of taxable REIT subsidiary." Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, estimated useful lives used to compute depreciation expense, gains on sales of real estate, non-cash compensation expense and recognition of commitment fees.

Our tax returns filed for years beginning in 2012 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of income tax expense.

Segment Disclosures - We are in the business of owning and financing health care properties. We are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

Reclassifications - The results of operations for facilities sold, including the gain or loss on such sales, prior to the adoption of ASU 2014-08 have been reported for 2013 and prior periods as discontinued operations in the Consolidated Statements of Income. For all periods presented, we have reclassified the income tax benefit (expense) related to our taxable REIT subsidiary as a separate line item in our Consolidated Statements of Income.

New Accounting Pronouncements - In the first quarter of 2014, we adopted ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, disposals will be reported as discontinued operations only when the disposal represents a strategic shift that will have a major effect on our operations and financial results. Previously, we reported the disposition of components that were either reporting units, subsidiaries, or asset groups as discontinued operations. ASU 2014-08 is effective for all disposals (or classifications as held for sale) of components that occur on or after December 15, 2014. We have elected early adoption, under which terms we will prospectively apply ASU 2014-08 and report as discontinued operations only those disposals (or classifications as held for sale) that have not been previously reported. Accordingly, we have continued to report the 2013 operations of facilities meeting the accounting criteria for either being sold or held for sale as discontinued operations in the Consolidated Statements of Income.

In May 2014 the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a principles-based approach for a broad range of revenue generating transactions, including the sale of real estate, which will generally require more estimates and more judgment and more disclosures than under current guidance. Because this ASU specifically excludes lease contracts from its scope, its application is not expected to impact our recognition of rental income on a straight-line basis. In August 2015 the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is now effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of ASU 2014-09 is not expected to have a material effect on our consolidated financial statements.

In February 2015 the FASB issued ASU 2015-16, Amendments to the Consolidation Analysis, under ASU 2015-02, which is generally effective for fiscal years and interim periods beginning after December 15, 2015. ASU 2015-02 changes the consolidation analysis for all reporting entities. The changes primarily affect the consolidation of limited partnerships and their equivalents (e.g., limited liability corporations), the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, as well as structured vehicles such as collateralized debt obligations. The adoption of ASU 2015-16 is not expected to have a material effect on our consolidated financial statements.

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

At its November 11, 2015, meeting, the FASB agreed on the effective date of the May 2013 Exposure Draft Leases - Joint Project of the FASB and the IASB (the "Standard"), which is in continuing deliberation by the board. Public companies will be required to apply the Standard for all accounting periods beginning after December 15, 2018 - for REITs this means application will be required beginning Jan. 1, 2019. The FASB decided to permit early adoption upon the issuance of the Standard and plans to issue the Standard in early 2016. All leases with lease terms greater than one year will be subject to the Standard, including leases in place as of the adoption date. Management expects that, because of the Standard’s emphasis on lessee accounting, the Standard will have little impact on its accounting for leases. Consistent with present standards, NHI will continue to account for lease revenue on a straight-line basis for most leases. Also consistent with NHI’s current practice, under the Standard only initial direct costs that are incremental to the lessor will be capitalized.

NOTE 2. REAL ESTATE

As of December 31, 2015, we owned 180 health care real estate properties located in 31 states and consisting of 113 senior housing communities, 62 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding pre-development costs of $168,000 and our corporate office of $920,000) consisted of properties with an original cost of approximately $2,094,778,000, rented under triple-net leases to 26 lessees.

Acquisitions and New Leases of Real Estate

During the year ended December 31, 2015, we announced the following real estate investments and commitments as described below (dollars in thousands):

Operator	Properties	Asset Class	Amount
East Lake Capital Mgmt - acquisition	3	SHO	$66,900
Bickford Senior Living - new construction	5	SHO	55,000
Bickford Senior Living - acquisition	1	SHO	21,000
Chancellor Health Care - acquisition	1	SHO	6,675
Brook Retirement Communities - acquisition	1	SHO	6,000
			$155,575

Chancellor

On August 31, 2015, we acquired a 29-unit memory care facility in Portland, Oregon, for $6,772,000 in cash, including $97,000 of closing costs. We leased the facility to Chancellor Health Care for 15 years with renewal options at an initial lease rate of 7.75% plus annual escalators. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

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

East Lake

On July 1, 2015, we acquired two senior living campuses in Nashville and Indianapolis and one assisted living/memory care facility in Charlotte for $66,900,000 in cash. We leased the facilities to an affiliate of East Lake Capital Management (“East Lake”) for an initial term of 10 years, plus renewal options. The lease calls for an annual payment of $4,683,000 in the first year with fixed annual escalators of 3.5% through year four and 3.0% thereafter. In conjunction with the lease, East Lake acquired a purchase option on the properties as a whole, exercisable beginning in year six of the lease for approximately $81,000,000 and thereafter subject to escalation on a basis consistent with rental escalations and other funding in place. In connection with the lease, we have committed to invest an additional $400,000 for specified capital improvements. The investment will be added to the basis on which the lease amount is calculated. In addition, we have committed to a lessee earn out of $8,000,000 contingent on reaching and maintaining certain metrics and a contingent earn out of $750,000 payable to the seller upon East Lake reaching certain metrics. At acquisition, we estimated the seller contingent earnout payment to be probable and, accordingly, have reflected that amount in our Consolidated Balance Sheet at December 31, 2015. Contingent payments earned will be an addition to the lease base when funded.

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

Bickford

As of December 31, 2015, we owned an 85% equity interest and Sycamore Street, LLC ("Sycamore"), an affiliate of Bickford Senior Living ("Bickford"), owned a 15% equity interest in our consolidated subsidiary ("PropCo") which owns 32 assisted living/memory care facilities plus five facilities under development. The facilities are leased to the operating company, ("OpCo"), in which we retain a non-controlling 85% ownership interest, as discussed in Note 3. The facilities are managed by Bickford. Our joint venture is structured to comply with the provisions of RIDEA.

On July 31, 2015, our subsidiary, PropCo, acquired a 92 unit assisted living/memory care facility located in Lancaster, Ohio for $21,000,000 in cash. The facility was leased within our RIDEA joint venture to the operating company, OpCo, at an initial lease rate of 7% but subject to escalation in January 2016 and lease renewal in 2017 along other properties acquired and leased to OpCo in 2012. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

In February 2015 our joint venture announced it would develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and will consist of 60 private-pay assisted living and memory care units. Construction started in mid-2015, with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. We have purchased land for four of the new facility sites. Total capitalized costs related to these properties as of December 31, 2015, including land purchases, were $17,268,000. We have accumulated an additional $168,000 in pre-development costs for the one remaining development site.

As of December 31, 2015, the annual contractual rent from OpCo to PropCo is $25,529,000, plus fixed annual escalators. NHI has an exclusive right to Bickford's future acquisitions, development projects and refinancing transactions. Of our total revenues, $24,121,000 (11%), $21,421,000 (12%) and $14,586,000 (12%) were recognized as rental income from Bickford for the years ended December 31, 2015, 2014 and 2013, respectively.

Holiday

As of December 31, 2015, we leased 25 independent living facilities to Holiday AL Holdings, LP, an affiliate of Holiday Retirement ("Holiday"). The master lease term of 17 years began in December 2013 and provides for 2015 cash rent of $33,351,000 plus annual escalators of 4.5% in 2016 and 2017 and a minimum of 3.5% each year thereafter.
Of our total revenues, $43,817,000 (19%), $43,817,000 (25%) and $1,080,000 (1%) were derived from Holiday for the years ended December 31, 2015, 2014 and 2013, including $10,466,000, $11,902,000 and $293,000 in straight-line rent, respectively. Holiday AL Holdings, LP operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of December 31, 2015, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 ("the 1991 lease") which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 ("the 2013 lease") which includes 7 skilled nursing facilities acquired from a third party.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current year	$2,385	$2,292	$2,275
Prior year final certification[1]	94	15	746
Total percentage rent	$2,479	$2,307	$3,021
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue from continuing operations, $36,625,000 (16%), $36,446,000 (21%) and $34,756,000 (29%) in 2015, 2014 and 2013, respectively, were derived from NHC.

The chairman of our board of directors is also a director on NHC’s board of directors. As of December 31, 2015, NHC owned 1,630,462 shares of our common stock.

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

For the eight Senior Living properties acquired in a business combination and discussed above, the unaudited pro forma revenue, net income and net income available to common stockholders of the combined entity is provided below as if the acquisition date had been January 1, 2013 (in thousands except per share amounts):

	2014	2013
Revenue	$215,398	$157,250
Net income	$119,929	$125,460
Net income available to common stockholders	$118,486	$124,461
Earnings per common share - basic	$3.16	$3.80
Earnings per common share - diluted	$3.16	$3.79

Supplemental pro forma information above includes revenues from the lease recognized on a straight-line basis, depreciation, and appropriate interest costs.

Of our total revenues for the year ended December 31, 2015, we recorded $39,422,000 (17%) in lease revenue from Senior Living, of which $8,422,000 represented straight-line rent. For the year ended December 31, 2014, we recorded $1,533,000 in lease revenue and had net earnings of $1,403,000 from this acquisition.

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

Assets Held for Sale

In August 2015 we committed to a plan to sell a skilled nursing facility in Idaho. We have reached agreement with our tenant on a sales price of $3,000,000 for the property, which has a carrying value of $1,346,000. We recorded lease income from the property for the years ended December 31, 2015 and 2014 of $321,000 and $313,000, respectively. The sale is expected to close in the first quarter of 2016.

Future Minimum Lease Payments

At December 31, 2015, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with our tenants are as follows (in thousands):

2016	$192,559
2017	192,040
2018	179,332
2019	175,329
2020	171,947
Thereafter	1,438,249
$2,349,456

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	As of December 31,
	2015	2014
Equity-method investment in OpCo	$7,657	$9,424
Debt issuance costs	11,814	11,491
Accounts receivable and other assets	3,256	3,818
Replacement reserve and tax escrows	4,631	4,324
Lease escrow deposits	—	21,648
	$27,358	$50,705

Upon the acquisition of our equity method investment in OpCo, in 2012, our purchase price was allocated to the assets acquired based upon their estimated relative fair values. Accounting guidance for equity method investments requires that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as though OpCo were a consolidated subsidiary. Accordingly, the excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment. When we acquired the Bickford properties in June 2013, an assignment was entered into whereby the operations of the 17 facilities were conveyed by an affiliate of Bickford to OpCo. The transaction mandated the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities as of the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis resulting in an adjustment, through NHI's capital in excess of par value to our equity method investment in OpCo, of $817,000. We monitor and periodically review our equity method investment in OpCo for impairment to determine whether a decline, if any, in the value of the investment is other-than temporary. We noted no decline in value as of December 31, 2015.

In July 2015 the balance of funds held as a lease security deposit, payable in December 2030, was reclassified as marketable securities upon the investment of these funds in government agency debt securities and in long-term certificates of deposit. See Note 6.

Replacement reserves and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At December 31, 2015, we had investments in mortgage notes receivable with a carrying value of $102,441,000 secured by real estate and UCC liens on the personal property of 9 facilities and other notes receivable with a carrying value of $32,590,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2014, we had investments in mortgage notes receivable with a carrying value of $34,850,000 and other notes receivable with a carrying value of $28,780,000. No allowance for doubtful accounts was considered necessary at December 31, 2015 or 2014.

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of December 31, 2015. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note ("Note B") is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B through December 2016 and anticipate substantial repayment with new resident entrance fees upon the opening of Phase II. The total amount funded on Note B was $55,411,000 as of December 31, 2015.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. The current basis of our investment in Timber Ridge loans is $83,411,000, but we are obligated to complete the funding of both Notes A and B of up to $154,500,000 which represents the maximum exposure to loss of NHI due to our relationship with Timber Ridge. Because we neither control the entity, nor have any role in its day-to-day management, we account for our investment in LCS-WP at amortized cost.

Senior Living Communities

In connection with the December 2014 Senior Living acquisition, described in Note 2, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $6,282,000 at December 31, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.27% at December 31, 2015, plus 6%.

Sycamore

In July 2013 we extended a $9,200,000 loan to our joint venture partner, Sycamore, to fund a portion of their acquisition from a third party of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and has a 12% annual interest. As a result of the loan, PropCo acquired a $97,000,000 purchase option exercisable over the term of the loan, covering all of the properties, in whole or in part. Terms of the loan and the purchase option have been extended through June 2018. In June 2014 we entered into a $500,000 revolving loan to Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note, as extended, matures in June 2018. At December 31, 2015, the revolving loan had an outstanding balance of $461,000. Sycamore is intended to be self-financing, and our direct support has been limited to the loans described herein and a $3,550,000 letter of credit for the benefit of Sycamore. We are not obligated to extend support to Sycamore beyond our current basis in the loans and letter of credit to them; accordingly our investment in this extension of credit represents our maximum exposure to loss. However, because we do not control Sycamore, nor do we have any role in the day-to-day management, we account for loans provided to Sycamore at amortized cost.

Repayments

In June 2015 Santé Partners, LLC (“Santé”) repaid its $11,700,000 mortgage obligation originally scheduled to come due on July 31, 2015. The mortgage was secured by a 70-bed transitional rehabilitation center, for which NHI had held a purchase option. Additionally, in May 2015, NHI was repaid in full on a $1,000,000 mortgage note secured by a skilled nursing facility in Texas.

Writedowns and Recoveries

In June 2015 we received 491,000as a secured creditor in the final settlement of a bankruptcy proceeding and recorded a recovery of a previous write-down.

In March 2013 we evaluated the recoverability of mortgage notes receivable from SeniorTrust of Florida, Inc., a Tennessee non-profit organization. As a result of that evaluation, we recorded an impairment of $4,037,000. In June 2013 we received full payment in satisfaction of the remaining balance of $15,000,000 on these notes.

In September 2013 we received $3,293,000 as full payment upon the final maturity of a mortgage note secured by a skilled nursing facility located in Georgia. Of the amount received, we recorded $2,061,000 as a recovery of a previous writedown.

NOTE 5. INVESTMENT IN PREFERRED STOCK, AT COST

Our investment in 2,000,000 shares of LTC Properties, Inc. ("LTC") (a publicly-traded REIT) cumulative preferred stock, carried at its original cost of $38,132,000 in our Consolidated Balance Sheet at December 31, 2014, was not listed on a stock exchange and was considered a non-marketable security. Prior to our conversion of these preferred shares into common stock on November 13, 2015, we received $2,454,000 in preferred dividends during 2015. For each of the years ended December 31, 2014 and 2013, preferred dividends from LTC were $3,273,000. In converting the preferred stock on November 13, 2015, we received 2,000,000 shares of LTC common stock with a readily determinable market value. In December 2015 we sold 1,000,000 of the newly issued shares on the open market. We have classified our remaining LTC common shares as available-for-sale marketable securities.

NOTE 6. INVESTMENTS IN MARKETABLE SECURITIES

Our investments in marketable securities include available-for-sale securities which are reported at fair value and investments in marketable debt securities, also classified as available-for-sale, which consist of U.S. government agency debt and long-term certificates of deposit. Unrealized gains and losses on available-for-sale securities are presented as a component of accumulated other comprehensive income. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$21,040	$55,815	$4,088	$15,503
Debt securities	$17,037	$16,929	$—	$—

Our marketable debt securities mature in amounts of $4,089,000 within one to five years, $5,758,000 in years five through ten, and $7,220,000 after ten years. Included among those maturing within five to ten years and beyond ten years are securities callable in 2016 totaling $5,020,000 and $2,000,000, respectively. Included among those maturing beyond ten years are securities callable in 2018, totaling $1,645,000. Marketable debt securities classified earlier in 2015 as held-to-maturity were reclassified as of December 31, 2015, as available-for-sale upon management's strategic decision to entertain alternative investment options.

Net unrealized gains related to available-for-sale securities were $34,667,000 at December 31, 2015 and $11,415,000 at December 31, 2014.

During 2015, 2014 and 2013 we recognized $1,330,000, $716,000, and $667,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in investment income and other in the Consolidated Statements of Income.

During the fourth quarter of 2015 we sold 1,000,000 shares of LTC common stock, for net proceeds of $42,164,000 and recognized a gain of $23,098,000 on the disposition. During 2015 we also sold the common shares of other REITs for net proceeds of $2,448,000 and recorded a gains totaling $334,000.

NOTE 7. DEBT

Debt consists of the following (in thousands):

	As of December 31,
	2015	2014
Convertible senior notes - unsecured (net of discount of $5,862 and $6,963)	$194,138	$193,037
Revolving credit facility - unsecured	34,000	374,000
Bank term loans - unsecured	250,000	250,000
Private placement term loans - unsecured	325,000	—
HUD mortgage loans (net of discount of $1,573 and $1,662)	45,035	45,689
Fannie Mae term loans - secured	78,084	—
	$926,257	$862,726

Aggregate principal maturities of debt as of December 31, 2015 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended December 31
2016	$768
2017	794
2018	821
2019	849
2020	284,878
Thereafter	645,582
933,692
Less: discount	(7,435)
$926,257

In November 2015 we issued $50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender. The notes are unsecured and require quarterly payments of interest only until maturity. We used the proceeds from the notes to pay down borrowings on our revolving credit facility. Terms and conditions of the new financing are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

In June 2015 we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (43 bps at December 31, 2015); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. At closing, the new facility replaced a smaller credit facility last amended in March 2014 that provided for $700,000,000 of total commitments. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At December 31, 2015 we had $516,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Pinnacle Financial Partners, Inc. is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank, which is a participating member of our banking group. The chairman of Pinnacle Financial Partners' board of directors is also a director on NHI’s board and is chairman of our audit committee. NHI's local banking transactions are conducted primarily through Pinnacle Bank.

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

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the "Notes"). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an "optional net-share settlement conversion feature," meaning that upon conversion, NHI's conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because we have the ability and intent to settle the convertible securities in cash upon exercise, we use the treasury stock method to account for potential dilution. For 2015, dilution resulting from the conversion option within our convertible debt is determined by computing an average of incremental shares included in each quarterly diluted EPS computation, resulting in a dilutive effect for the conversion feature of 4,735 shares for the year ended December 31, 2015. If NHI’s current share price increases above the initial $71.81 conversion price, further dilution will be attributable to the conversion feature.

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

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at December 31, 2015, was $4,158,000.

Our HUD mortgage loans are secured by ten properties in our joint venture with Bickford. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,311,000 and a net book value of $7,737,000, which approximates fair value.

The following table summarizes interest expense (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest paid at contractual rates	$34,573	$23,878	$8,944
Capitalized interest	(357)	(576)	(378)
Amortization of debt premiums, discounts and issuance costs	3,413	2,580	247
Unamortized debt premium written off as a result of debt payoff	—	(1,655)	—
Debt issuance costs expensed due to credit facility modifications	—	2,145	416
Total interest expense	$37,629	$26,372	$9,229

Interest Rate Swap Agreements

We have entered into interest rate swap agreements to fix the interest rates on our bank term loans. For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Hedge ineffectiveness related to our cash flow hedges, which is reported in current period earnings as interest expense, was not significant for the years ended December 31, 2015, 2014 or 2013. Approximately $3,401,000 of losses, which are included in accumulated other comprehensive income, are expected to be reclassified into earnings in the next 12 months.

Below is a summary of our swap agreements at December 31, 2015 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(358)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(2,359)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(4,013)

If the fair value of the hedge is an asset, we include it in our Consolidated Balance Sheets among other assets, and, if a liability, as a component of accrued expenses. See Note 14 for fair value disclosures about our interest rate swap agreements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Bickford

In February 2015 our joint venture with Bickford announced plans to develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and consist of 60 private-pay assisted living and memory care units. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. Pre-development and land acquisition on the five facilities started in mid-2015 with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. As of December 31, 2015, land and pre-development costs incurred on the project totaled $17,436,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore which holds a minority interest in PropCo. At December 31, 2015, our commitment on the letter of credit totaled $3,550,000.

In June 2014 we entered into a $500,000 revolving loan with Bickford affiliate, Sycamore, to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in June 2018. At December 31, 2015 the revolving loan had an outstanding balance of $461,000.

Chancellor

At December 31, 2015, we have a continuing commitment with Chancellor Health Care ("Chancellor") to provide up to $650,000 for renovations and improvements related to a recently acquired senior housing community in Oregon. Renovations began on this property during the second quarter of 2015, and we have funded $33,000 as of December 31, 2015. We receive rent income on funds advanced for our construction projects. In September 2015 we completed previously announced $7,500,000 and $500,000 commitments to fund construction of a 46-unit free-standing community on our Linda Valley campus in California and renovation of our recent Maryland acquisition leased to Chancellor, respectively. Beginning October 1, 2015, we entered into a lease with Chancellor for the Linda Valley facility, providing for an initial lease term of 15 years at an annual rate of 9% plus a fixed annual escalator. Funds provided for the Maryland project were added to the facility lease on October 1, 2015, at lease rates in effect at the time the renovations were placed in service and subject to fixed annual escalation.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon gaining, and maintaining, a specified lease coverage ratio. Remaining payments will be assessed for funding in installments of $750,000 through September 2016 when the residual is potentially due. As of December 31, 2015, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the Consolidated Balance Sheet.

East Lake

In connection with our July 2015 lease, NHI has committed to East Lake certain lease incentive payments of $8,000,000 contingent on reaching and maintaining certain metrics, a contingent earnout of $750,000 payable to the seller upon attaining certain metrics, and the funding of an additional $400,000 for specified capital improvements. At acquisition, we estimated the seller contingent earnout payment to be probable and accordingly, have reflected that amount in our Condensed Consolidated Balance Sheet at December 31, 2015. Contingent payments earned will be included in the lease base when funded.

Life Care Services

See Note 4 for a discussion of our loan commitments to Timber Ridge, an affiliate of Life Care Services.

Prestige

In connection with four facilities we purchased and accounted for as an asset acquisition in March 2014 and leased to Prestige Senior Living, we committed to fund contingent earn out payments up to a maximum of $6,390,000 based on the achievement of certain financial metrics as measured periodically through December 31, 2015. At acquisition, we estimated contingent payments of $3,000,000 to be probable of settlement. At December 31, 2015, the facilities had not achieved the required operating metrics and therefore did not qualify for the contingent payments. Accordingly, at December 31, 2015, we wrote off the initial contingent liability of $3,000,000 and recorded a corresponding basis adjustment to the underlying real estate assets.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of December 31, 2015, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year 2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the Condensed Consolidated Balance Sheet.

Senior Living Communities

In connection with our December 2014 Senior Living acquisition, we have provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease. Borrowings will be used to finance construction projects within the Senior Living Portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $6,282,000 at December 31, 2015, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.27% at December 31, 2015, plus 6%.

Senior Living Management

During 2015 the scope of planned renovations begun in 2014 for an SLM operated facility expanded to include other facilities, including additional work on Louisiana properties recently brought under SLM management, so that the commitment as of December 31, 2015 now totals $1,430,000. When the renovations on each facility are complete, the total amount will be added to the lease base. As of December 31, 2015, $1,165,000 had been funded on these projects.

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

NOTE 9. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gains on sales of marketable securities	23,529	—	—
Gain on sale of real estate	1,126	—	—
Gain on purchase liability settlement	—	—	3,256
Other gains	—	—	50
	$24,655	$—	$3,306

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan ("the 2012 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we have increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company's ability to re-issue shares under the Plan. As of December 31, 2015, there were 1,916,668 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan ("the 2005 Plan") pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of December 31, 2015, the 2005 Plan has expired and no additional shares may be granted under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. The compensation expense reported for the years ended December 31, 2015, 2014 and 2013 was $2,134,000, $2,020,000 and $2,339,000, respectively, and is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

The weighted average fair value per share of options granted was $4.74, $4.93 and $6.41 for 2015, 2014 and 2013, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014	2013
Dividend yield	4.7%	5.0%	4.5%
Expected volatility	17.8%	21.5%	23.8%
Expected lives	2.8 years	2.8 years	2.8 years
Risk-free interest rate	0.98%	0.63%	0.35%

Stock Option Activity

The following tables summarize our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding December 31, 2012	211,675	$46.60
Options granted under 2012 Plan	360,000	$64.49
Options exercised under 2005 Plan	(55,001)	$45.31
Outstanding December 31, 2013	516,674	$59.20
Options granted under 2012 Plan	400,000	$61.31
Options exercised under 2005 Plan	(26,670)	$47.52
Options exercised under 2012 Plan	(3,333)	$61.31
Options forfeited under 2012 Plan	(15,000)	$64.49
Outstanding December 31, 2014	871,671	$60.43
Options granted under 2012 Plan	450,000	$72.11
Options granted under 2005 Plan	20,000	$72.11
Options exercised under 2005 Plan	(66,670)	$46.87
Options exercised under 2012 Plan	(421,657)	$63.03
Options canceled under 2012 Plan	(111,668)	$71.95
Outstanding December 31, 2015	741,676	$65.84	3.29	$(3,683,000)

Exercisable December 31, 2015	476,663	$64.12	2.99	$(1,550,000)

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/22/2011	15,000	$45.58	0.15
2/21/2012	48,334	$47.52	1.15
2/25/2013	116,672	$64.49	2.16
2/25/2014	201,670	$61.31	3.16
2/20/2015	360,000	$72.11	4.16
Outstanding December 31, 2015	741,676

The weighted average remaining contractual life of all options outstanding at December 31, 2015 is 3.3 years. Including outstanding stock options, our stockholders have authorized an additional 2,658,344 shares of common stock that may be issued under the share-based payments plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2014	226,681	$5.64
Options granted under 2012 Plan	450,000	$4.73
Options granted under 2005 Plan	20,000	$4.91
Options vested under 2012 Plan	(416,667)	$5.07
Options vested under 2005 Plan	(6,666)	$4.91
Non-vested options canceled under 2012 Plan	(8,335)	$4.91
Non-vested December 31, 2015	265,013	$4.98

At December 31, 2015, we had $417,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2016 - $373,000 and 2017 - $44,000. Stock-based compensation is included in general and administrative expense in the Consolidated Statements of Income.

The intrinsic value of the total options exercised for the years ended December 31, 2015, 2014 and 2013 was $5,551,000 or $12.69 per share; $465,000 or $15.51 per share, and $1,084,000 or $19.71 per share, respectively.

NOTE 11. DISCONTINUED OPERATIONS

We have reclassified, for periods before adoption of ASU 2014-08, the operations of facilities meeting the accounting criteria for properties sold or held for sale as discontinued operations.

In December 2013, we sold three older skilled nursing facilities to affiliates of our current tenant, Fundamental, for $18,500,000 and recorded a gain of $1,269,000 for financial statement purposes. Our lease revenue and depreciation expense from these facilities was $3,316,000 and $475,000, respectively, for the year ended December 31, 2013.

In October 2013, our tenant, Weatherly Associates, LLC, exercised their option to purchase a senior housing facility in Pennsylvania for $5,315,000. The sale was completed in December 2013, and we recorded a gain of $1,619,000 for financial statement purposes. Our lease revenue and depreciation expense from the facility was $352,000 and 83,000, respectively, for the year ended December 31, 2013.

In August 2013 we sold six older skilled nursing facilities to NHC for $21,000,000 and recorded a gain of $19,370,000 for financial statement purposes. Our lease revenue from the facilities was $2,294,000 for the year ended December 31, 2013.

NOTE 12. EARNINGS AND DIVIDENDS PER COMMON SHARE

The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options and vesting of restricted shares using the treasury stock method, to the extent dilutive. For 2015, dilution resulting from the conversion option within our convertible debt is determined by computing an average of incremental shares included in each quarterly diluted EPS computation, resulting in a small dilutive effect for the conversion feature for the year ended December 31, 2015. If NHI’s current share price increases above the initial conversion price, further dilution will be attributable to the conversion feature.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations attributable to common stockholders	$148,862	$101,609	$78,499
Discontinued operations	—	—	27,684
Net income attributable to common stockholders	$148,862	$101,609	$106,183

BASIC:
Weighted average common shares outstanding	37,604,594	33,375,966	28,362,398

Income from continuing operations per common share	$3.96	$3.04	$2.77
Discontinued operations per common share	—	—	.97
Net income per common share	$3.96	$3.04	$3.74

DILUTED:
Weighted average common shares outstanding	37,604,594	33,375,966	28,362,398
Stock options and restricted shares	34,842	40,048	35,304
Convertible subordinated debentures	4,735	—	—
Average dilutive common shares outstanding	37,644,171	33,416,014	28,397,702

Income from continuing operations per common share	$3.95	$3.04	$2.77
Discontinued operations per common share	—	—	.97
Net income per common share	$3.95	$3.04	$3.74

Incremental shares excluded since anti-dilutive:
Stock options with an exercise price in excess of the average market price for our common shares	51,603	13,831	23,883

Regular dividends declared per common share	$3.40	$3.08	$2.90

NOTE 13. INCOME TAXES

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code (the "Code"). We have elected that our subsidiary established on September 30, 2012 in connection with the Bickford arrangement (which holds our ownership interest in an operating company) be taxed as a taxable REIT subsidiary ("TRS") under provisions of the Code. The TRS is subject to federal and state income taxes like those applicable to regular corporations. Aside from such income taxes which may be applicable to the taxable income in the TRS, we will not be subject to federal income tax provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of 90% of our taxable income.

Per share dividend payments to common stockholders for the last three years are characterized for tax purposes as follows:

(Unaudited)	2015	2014	2013
Ordinary income	$2.62808	$2.53548	$2.8590
Capital gain	0.69110	—	0.1649
Return of capital	0.08082	0.54452	0.09612
Dividends paid per common share	$3.40	$3.08	$3.12

Our consolidated provision for state and federal income tax (benefit) expense for the years ended 2015, 2014, and 2013 was $(583,000), $118,000, and $267,000, respectively. For the years ended 2015, 2014, and 2013 we had no material deferred state or federal income tax.

All of our income tax expense for 2015 and 2014 relates to a franchise tax levied by the state of Texas that has attributes of an income tax. For 2013, tax expense of $128,000 relates to our equity interest in the unconsolidated operating company whose interest is owned by our TRS described above, and $139,000 relates to the Texas franchise tax. For 2015, we recorded a Federal income tax benefit of $707,000 related to losses in our operating subsidiary, offset primarily by Texas Franchise taxes of $124,000 resulting in the net income tax benefit disclosed above of $(583,000). Our state income taxes described above are combined in franchise, excise and other taxes in our Consolidated Statements of Income. Income taxes related to the equity interest in the unconsolidated operating company whose interest is owned by our TRS are included in our Consolidated Statements of Income under the caption Income tax benefit (expense) of taxable REIT subsidiary.

We made state income tax payments of $122,000, $139,000,and $198,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 1) on a recurring basis include marketable securities, derivative financial instruments and certain contingent consideration arrangements. Marketable securities consist of common stock of other healthcare REITs. Derivative financial instruments include our interest rate swap agreements. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving business combinations.

Marketable securities. We utilize quoted prices in active markets to measure debt and equity securities; these items are classified as Level 1 in the hierarchy and include the common stock of other healthcare REITs.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	December 31, 2015	December 31, 2014
Level 1
Common stock of other healthcare REITs	Marketable securities	$55,815	$15,503
Debt securities	Marketable securities	$16,929	$—

Level 2
Interest rate swap liability	Accrued expenses	$6,730	$5,193

Carrying values and fair values of financial instruments that are not carried at fair value at December 31, 2015 and 2014 in the Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2015	2014	2015	2014
Level 2
Variable rate debt	$284,000	$624,000	$284,000	$624,000
Fixed rate debt	$642,257	$238,726	$641,066	$254,150

Level 3
Mortgage and other notes receivable	$135,031	$63,630	$141,408	$72,435

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at December 31, 2015 and 2014, due to the predominance of floating interest rates, which generally reflect market conditions.

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

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except per share amounts).

2015	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$55,751	$56,313	$58,282	$58,642
Investment and other gains	—	—	1,126	23,529

Income from continuing operations attributable to common stockholders	29,683	31,182	33,600	54,397

Net income attributable to common stockholders	$29,683	$31,182	$33,600	$54,397

Weighted average common shares outstanding:
Basic	37,558,067	37,566,221	37,566,221	37,727,868
Diluted	37,645,265	37,607,117	37,583,141	37,741,162

Earnings per common share:
Basic:
Net income attributable to common stockholders	$.79	$.83	$.89	$1.44

Diluted:
Net income attributable to common stockholders	$.79	$.83	$.89	$1.44

2014	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$43,136	$44,160	$44,478	$45,735

Net income attributable to common stockholders	$23,533	$25,294	$25,250	$27,532

Weighted average common shares outstanding:
Basic	33,051,415	33,052,750	33,055,992	34,343,706
Diluted	33,085,232	33,087,283	33,088,570	34,402,969

Earnings per common share:
Basic:
Net income attributable to common stockholders	$.71	$.77	$.76	$.80

Diluted:
Net income attributable to common stockholders	$.71	$.76	$.76	$.80

NOTE 17. SUBSEQUENT EVENTS

Real Estate Investment

On January 19, 2016 we acquired a 98-unit independent living community in Chehalis, Washington for $9,400,000 in cash plus certain closing costs and the funding of an additional $350,000 for specified capital improvements. We will account for the transaction as an asset purchase.

We have leased the community to a partnership between Marathon Development and Village Concepts Retirement Communities for an initial lease term of 15 years. The lease provides for an initial rate of 7.25%, rate escalation of 2.5% in year two, and 3.0% thereafter.

Capital Funding Note

On January 28, 2016, we agreed to a modification of terms for the $15,000,000 revolving credit facility we provide to Capital Funding Group (“CFG”). Principal provisions of the modification will be to extend the maturity date to December 31, 2018, the commencement of monthly fixed principal and interest payments of $150,000, the release of certain amounts from escrow and the reduction of interest going forward from 13.5% to 10%. The modifications were made in recognition of changing market conditions and CFG’s improved credit profile. The effect of the modification is that we will account for the loan as a new loan rather than as a continuation of the existing loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2015.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. The Company's independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

We have audited National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Health Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Investors, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 17, 2016

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. Additionally, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2015, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference from the information in our definitive proxy statement for the 2016 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2016 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2016 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the information in our definitive proxy statement for the 2016 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2016 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

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

NATIONAL HEALTH INVESTORS, INC.

BY:/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
Date: February 17, 2016	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Eric Mendelsohn	President and Chief Executive Officer	February 17, 2016
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 17, 2016
Roger R. Hopkins	(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 17, 2016
W. Andrew Adams

/s/ James R. Jobe	Director	February 17, 2016
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 17, 2016
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 17, 2016
Robert T. Webb

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
Incorporated by reference to Exhibit 10.3 to Form 8-K dated December 23, 2013

10.28	Purchase Agreement dated as of November 18, 2013 between the Registrant and certain subsidiaries of Holiday Acquisition Holdings LLC.	Incorporated by reference to Exhibit 10.31 to Form 10-K filed February 14, 2014

10.29	Amendment No. 7 to Master Agreement to Lease with NHC.	Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 14, 2014

*10.30	Amended and Restated Employment Agreement effective as of February 14, 2014 by and between National Health Investors, Inc. and Justin Hutchens.	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 5, 2014

10.31	Asset Purchase Agreement dated December 1, 2014 with Senior Living Communities, LLC and certain of its affiliates, relating to the acquisition of a portfolio of eight retirement communities.	Incorporated by reference to Exhibit 10.31 to Form 10-K filed February 17, 2015

10.32	$225 million Note Purchase Agreement dated January 13, 2015 with Prudential Capital Group and certain of its affiliates.	Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 17, 2015

*10.33	First amendment to 2012 Stock Incentive Plan.	Incorporated by reference to Appendix A to Proxy Statement filed March 20, 2015.

10.34	Master Credit Agreement dated February 10, 2015 between the Company and LCS-Westminster Partnership	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 7, 2015

10.35
Multifamily Loan and Security Agreement for Urbandale Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement.
Incorporated by reference to Exhibit 10.3 to Form 10-Q dated May 7, 2015

10.36
Multifamily Loan and Security Agreement for Omaha II Bickford Cottage by and between Care YBE Subsidiary
LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement
Incorporated by reference to Exhibit 10.4 to Form 10-Q dated May 7, 2015

10.37
Third Amendment to Third Amended and Restated Credit Agreement and Incremental Facility Agreement dated as of June 30, 2015 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 5, 2015

10.38	Amendment to Note Purchase Agreement dated as of June 30, 2015 among the Corporation, The Prudential Insurance Company of America and the other Purchasers named therein	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated August 5, 2015

*10.39	Employment Agreement dated as of October 5, 2015 by and between National Health Investors, Inc. and D. Eric Mendelsohn	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2015

10.40	$50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender.	Filed herewith

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Fixed Charges and Preferred Stock Dividends	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	Financial Statement Schedules	Filed herewith

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Indicates management contract or compensatory plan or arrangement.
** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(in thousands)

	Balance	Additions
	Beginning	Charged to Costs		Balance
	of Period	and Expenses[1]	Deductions	End of Period

For the year ended December 31, 2015
Loan loss allowance	$—	$—	$—	$—

For the year ended December 31, 2014
Loan loss allowance	$—	$—	$—	$—

For the year ended December 31, 2013
Loan loss allowance	$—	$—	$—	$—

1 In the Consolidated Statements of Income, we report the net amount of our provision for loan and realty losses and our recoveries of amounts previously written down. In 2015, we received $491,000 as a secured creditor in the final settlement of a bankruptcy proceeding and recorded a recovery of a previous write-down. For 2013, net losses were $1,976,000, consisting of a $4,037,000 note impairment and a $2,061,000 recovery and there was no provision for losses during the year.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

				Costs	Gross Amount at Which
		Initial Cost to Company		Capitalized	Carried at Close of Period				Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Constructed
Skilled Nursing Facilities
Anniston, AL	$—	$70	$4,477	$—	$70	$4,477	$4,547	$3,273	10/17/1991
Moulton, AL	—	25	688	—	25	688	713	688	10/17/1991
Avondale, AZ	—	453	6,678	—	453	6,678	7,131	3,408	8/13/1996
Brooksville, FL	—	1,217	16,166	—	1,217	16,166	17,383	2,391	2/1/2010
Crystal River, FL	—	912	12,117	—	912	12,117	13,029	1,792	2/1/2010
Dade City, FL	—	605	8,042	—	605	8,042	8,647	1,190	2/1/2010
Hudson, FL (2 facilities)	—	1,290	22,392	—	1,290	22,392	23,682	9,443	Various
Merritt Island, FL	—	701	8,869	—	701	8,869	9,570	6,740	10/17/1991
New Port Richey, FL	—	228	3,023	—	228	3,023	3,251	447	2/1/2010
Plant City, FL	—	405	8,777	—	405	8,777	9,182	6,762	10/17/1991
Stuart, FL	—	787	9,048	—	787	9,048	9,835	6,982	10/17/1991
Trenton, FL	—	851	11,312	—	851	11,312	12,163	1,673	2/1/2010
Glasgow, KY	—	33	2,110	—	33	2,110	2,143	1,953	10/17/1991
Greenfield, MA	—	370	4,341	—	370	4,341	4,711	267	8/30/2013
Holyoke, MA	—	110	943	—	110	943	1,053	61	8/30/2013
Quincy, MA	—	450	710	—	450	710	1,160	43	8/30/2013
Taunton, MA	—	900	5,906	—	900	5,906	6,806	367	8/30/2013
Desloge, MO	—	178	3,804	—	178	3,804	3,982	3,108	10/17/1991
Joplin, MO	—	175	4,034	—	175	4,034	4,209	2,599	10/17/1991
Kennett, MO	—	180	4,928	—	180	4,928	5,108	4,055	10/17/1991
Maryland Heights, MO	—	482	5,512	—	482	5,512	5,994	5,139	10/17/1991
St. Charles, MO	—	150	4,790	—	150	4,790	4,940	3,892	10/17/1991
Manchester, NH (2 facilities)	—	790	20,077	—	790	20,077	20,867	1,213	8/30/2013
Epsom, NH	—	630	2,191	—	630	2,191	2,821	141	8/30/2013
Albany, OR	—	190	10,415	—	190	10,415	10,605	556	3/31/2014
Creswell, OR	—	470	8,946	—	470	8,946	9,416	480	3/31/2014
Forest Grove, OR	—	540	11,848	—	540	11,848	12,388	607	3/31/2014
Anderson, SC	—	308	4,643	—	308	4,643	4,951	4,099	10/17/1991
Greenwood, SC	—	222	3,457	—	222	3,457	3,679	2,990	10/17/1991
Laurens, SC	—	42	3,426	—	42	3,426	3,468	2,759	10/17/1991
Orangeburg, SC	—	300	3,714	—	300	3,714	4,014	740	9/25/2008
Athens, TN	—	38	1,463	—	38	1,463	1,501	1,322	10/17/1991
Chattanooga, TN	—	143	2,309	—	143	2,309	2,452	2,098	10/17/1991

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

				Costs	Gross Amount at Which
		Initial Cost to Company		Capitalized	Carried at Close of Period				Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Constructed
Dickson, TN	—	90	3,541	—	90	3,541	3,631	2,860	10/17/1991
Franklin, TN	—	47	1,130	—	47	1,130	1,177	986	10/17/1991
Hendersonville, TN	—	363	3,837	—	363	3,837	4,200	2,765	10/17/1991
Johnson City, TN	—	85	1,918	—	85	1,918	2,003	1,825	10/17/1991
Lewisburg, TN (2 facilities)	—	46	994	—	46	994	1,040	942	10/17/1991
McMinnville, TN	—	73	3,618	—	73	3,618	3,691	2,887	10/17/1991
Milan, TN	—	41	1,826	—	41	1,826	1,867	1,589	10/17/1991
Pulaski, TN	—	53	3,921	—	53	3,921	3,974	3,187	10/17/1991
Lawrenceburg, TN	—	98	2,900	—	98	2,900	2,998	2,168	10/17/1991
Dunlap, TN	—	35	3,679	—	35	3,679	3,714	2,752	10/17/1991
Smithville, TN	—	35	3,816	—	35	3,816	3,851	3,022	10/18/1991
Somerville, TN	—	26	677	—	26	677	703	653	10/19/1991
Sparta, TN	—	80	1,602	—	80	1,602	1,682	1,353	10/20/1991
Canton, TX	—	420	12,330	—	420	12,330	12,750	1,091	4/18/2013
Corinth, TX	—	1,075	13,935	—	1,075	13,935	15,010	1,326	4/18/2013
Ennis, TX	—	986	9,025	—	986	9,025	10,011	1,335	10/31/2011
Greenville, TX	—	1,800	13,948	—	1,800	13,948	15,748	1,855	10/31/2011
Houston, TX (4 facilities)	—	3,458	57,061	—	3,458	57,061	60,519	9,462	Various
Kyle, TX	—	1,096	12,279	—	1,096	12,279	13,375	1,546	6/11/2012
Paris, TX	—	60	12,040	—	60	12,040	12,100	2,383	6/30/2009
San Antonio, TX	—	300	12,150	—	300	12,150	12,450	2,610	6/30/2009
Bristol, VA	—	176	2,511	—	176	2,511	2,687	2,042	10/17/1991
	—	24,688	399,894	—	24,688	399,894	424,582	133,917

Assisted Living Facilities
Rainbow City, AL	—	670	11,330	—	670	11,330	12,000	738	10/31/2013
Gilbert, AZ	—	451	3,142	79	451	3,221	3,672	1,358	12/31/1998
Glendale, AZ	—	387	3,823	58	387	3,881	4,268	1,645	12/31/1998
Tucson, AZ (2 facilities)	—	919	6,656	190	919	6,846	7,765	2,879	12/31/1998
Sacramento, CA	—	660	10,840	—	660	10,840	11,500	490	6/1/2014
Bartow, FL	—	225	3,192	—	225	3,192	3,417	493	11/30/2010
Lakeland, FL	—	250	3,167	—	250	3,167	3,417	491	11/30/2010
Maitland, FL	—	1,687	5,428	—	1,687	5,428	7,115	2,963	8/6/1996
St. Cloud, FL	—	307	3,117	—	307	3,117	3,424	483	11/30/2010

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

				Costs	Gross Amount at Which
		Initial Cost to Company		Capitalized	Carried at Close of Period				Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Constructed
Greensboro, GA	—	572	4,849	731	572	5,580	6,152	580	9/15/2011
Ames, IA	3,193	360	4,670	—	360	4,670	5,030	335	6/28/2013
Burlington, IA	3,901	200	8,374	—	200	8,374	8,574	602	6/28/2013
Cedar Falls, IA	4,013	260	4,700	30	260	4,730	4,990	343	6/28/2013
Clinton, IA	2,777	133	3,215	60	133	3,275	3,408	477	6/30/2010
Ft. Dodge, IA	4,008	100	7,208	—	100	7,208	7,308	506	6/28/2013
Iowa City, IA	2,521	297	2,725	33	297	2,758	3,055	464	6/30/2010
Marshalltown, IA	5,714	240	6,208	—	240	6,208	6,448	443	6/28/2013
Muscatine, IA	—	140	1,802	—	140	1,802	1,942	146	6/28/2013
Urbandale, IA	8,113	540	4,292	—	540	4,292	4,832	324	6/28/2013
Caldwell, ID	—	320	9,353	—	320	9,353	9,673	493	3/31/2014
Weiser, ID	—	20	2,433	—	20	2,433	2,453	191	12/21/2012
Aurora, IL	—	1,364	682	—	1,364	682	2,046	—	Under Construction
Bourbonnais, IL	7,974	170	16,594	15	170	16,609	16,779	1,157	6/28/2013
Moline, IL	3,896	250	5,630	—	250	5,630	5,880	407	6/28/2013
Peoria, IL	4,199	403	4,532	248	403	4,780	5,183	765	10/19/2009
Quincy, IL	6,055	360	12,403	—	360	12,403	12,763	864	6/28/2013
Rockford, IL	6,412	390	12,575	—	390	12,575	12,965	902	6/28/2013
Springfield, IL	15,386	450	19,355	—	450	19,355	19,805	1,346	6/28/2013
Tinley Park, IL	—	1,618	5,172	—	1,618	5,172	6,790	—	Under Construction
Carmel, IN	—	574	7,336	353	574	7,689	8,263	294	11/12/2014
Crawfordsville, IN	2,559	300	3,134	—	300	3,134	3,434	230	6/28/2013
Crown Point, IN	—	791	7,020	227	791	7,247	8,038	546	10/30/2013
Greenwood, IN	—	463	6,810	245	463	7,055	7,518	535	11/7/2013
Lafayette, IN	—	546	4,583	—	546	4,583	5,129	674	6/30/2010
Wabash, IN	—	320	2,242	—	320	2,242	2,562	184	6/28/2013
Mission, KS	—	1,901	17,310	561	1,901	17,871	19,772	1,979	9/30/2012
Overland Park, KS	—	2,199	20,026	—	2,199	20,026	22,225	2,289	9/30/2012
Bastrop, LA	—	325	2,456	—	325	2,456	2,781	369	4/30/2011
Bossier City, LA	—	500	3,344	—	500	3,344	3,844	528	4/30/2011
Minden, LA	—	280	1,698	—	280	1,698	1,978	253	4/30/2011
West Monroe, LA	—	770	5,627	—	770	5,627	6,397	794	4/30/2011
Baltimore, MD	—	860	8,078	533	860	8,611	9,471	485	10/31/2013
Battle Creek, MI	3,066	398	3,093	197	398	3,290	3,688	530	10/19/2009

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

				Costs	Gross Amount at Which
		Initial Cost to Company		Capitalized	Carried at Close of Period					Date
			Buildings &	Subsequent to		Buildings &			Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements		Total	Depreciation	Constructed
Lansing, MI	6,651	340	7,908	174	340	8,082		8,422	1,338	10/19/2009
Midland, MI	5,794	504	6,612	162	504	6,774		7,278	1,070	10/19/2009
Saginaw, MI	3,814	248	4,212	162	248	4,374		4,622	706	10/19/2009
Champlin, MN	—	980	4,430	—	980	4,430		5,410	775	3/10/2010
Hugo, MN	—	400	3,800	—	400	3,800		4,200	648	3/10/2010
Maplewood, MN	—	1,700	6,510	—	1,700	6,510		8,210	1,130	3/10/2010
North Branch, MN	—	595	2,985	—	595	2,985		3,580	564	3/10/2010
Charlotte, NC	—	650	17,896	—	650	17,896		18,546	244	7/1/2015
Grand Island, NE	4,463	370	5,029	219	370	5,248		5,618	373	6/28/2013
Lincoln, NE	8,418	380	10,904	—	380	10,904		11,284	753	6/28/2013
Omaha, NE	2,455	480	7,039	—	480	7,039		7,519	493	6/28/2013
Lancaster, OH	—	530	20,530	—	530	20,530		21,060	264	7/31/2015
Marysville, OH	—	1,250	13,950	—	1,250	13,950		15,200	1,059	7/1/2013
Middletown, OH	9,311	940	15,548	—	940	15,548		16,488	528	10/31/2014
Milwaukie, OR	—	370	5,283	33	370	5,316		5,686	176	9/30/2014
Ontario, OR (2 facilities)	—	428	6,128	—	428	6,128		6,556	485	12/21/2012
Portland, OR	—	500	6,272	—	500	6,272	—	6,772	62	8/31/2015
Conway, SC	—	344	2,877	94	344	2,971		3,315	1,253	12/31/1998
Gallatin, TN	—	326	2,277	61	326	2,338		2,664	989	3/31/1999
Kingsport, TN	—	354	2,568	66	354	2,634		2,988	1,111	12/31/1998
Tullahoma, TN	—	191	2,216	57	191	2,273		2,464	941	3/31/1999
Fredericksburg, VA	—	1,615	3,110	—	1,615	3,110		4,725	—	Under Construction
Midlothian, VA	—	1,646	2,229	—	1,646	2,229		3,875	—	Under Construction
Beaver Dam, WI	—	210	20,149	—	210	20,149		20,359	1,743	12/21/2012
	124,693	39,321	460,686	4,588	39,321	465,274		504,595	48,280

Independent Living Facilities
Rogers, AR	—	1,470	25,282	—	1,470	25,282		26,752	1,383	12/23/2013
Fort Smith, AR	—	590	22,447	—	590	22,447		23,037	1,223	12/23/2013
Pinole, CA	—	1,020	18,066	—	1,020	18,066		19,086	984	12/23/2013
West Covina, CA	—	940	20,280	—	940	20,280		21,220	1,090	12/23/2013
Hemet, CA	—	1,250	12,645	—	1,250	12,645		13,895	718	12/23/2013
Fresno, CA	—	420	10,899	—	420	10,899		11,319	627	12/23/2013
Merced, CA	—	350	18,712	—	350	18,712		19,062	1,024	12/23/2013

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

				Costs	Gross Amount at Which
		Initial Cost to Company		Capitalized	Carried at Close of Period				Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Constructed
Roseville, CA	—	630	31,343	—	630	31,343	31,973	1,687	12/23/2013
Modesto, CA	—	1,170	22,673	—	1,170	22,673	23,843	1,218	12/23/2013
Athens, GA	—	910	31,940	—	910	31,940	32,850	1,722	12/23/2013
Columbus, GA	—	570	8,639	—	570	8,639	9,209	505	12/23/2013
Savannah, GA	—	1,200	15,851	—	1,200	15,851	17,051	880	12/23/2013
Boise, ID	—	400	12,422	—	400	12,422	12,822	690	12/23/2013
Fort Wayne, IN	—	310	12,864	—	310	12,864	13,174	736	12/23/2013
Kenner, LA	—	310	24,259	—	310	24,259	24,569	1,301	12/23/2013
St. Charles, MO	—	344	3,181	—	344	3,181	3,525	2,339	10/17/1991
Voorhees, NJ	—	670	23,710	—	670	23,710	24,380	1,270	12/23/2013
Gahanna, OH	—	920	22,919	—	920	22,919	23,839	1,258	12/23/2013
Broken Arrow, OK	—	2,660	18,476	—	2,660	18,476	21,136	1,026	12/23/2013
Newberg, OR	—	1,080	19,187	—	1,080	19,187	20,267	1,059	12/23/2013
Myrtle Beach, SC	—	1,310	26,229	—	1,310	26,229	27,539	1,408	12/23/2013
Greenville, SC	—	560	16,547	—	560	16,547	17,107	920	12/23/2013
Johnson City, TN	—	55	4,077	—	55	4,077	4,132	2,684	10/17/1991
Chattanooga, TN	—	9	1,567	—	9	1,567	1,576	1,184	10/17/1991
Bellevue, WA	—	780	18,692	—	780	18,692	19,472	1,012	12/23/2013
Vancouver, WA (2 facilities)	—	1,740	23,411	—	1,740	23,411	25,151	1,312	12/23/2013
Yakima, WA	—	440	14,186	—	440	14,186	14,626	780	12/23/2013
	—	22,108	480,504	—	22,108	480,504	502,612	32,040

Senior Living Campuses
Loma Linda, CA	—	1,200	10,800	7,326	1,200	18,126	19,326	1,049	9/28/2012
Maitland, FL	—	2,318	9,161	301	2,318	9,462	11,780	5,626	8/6/1996
West Palm Beach, FL	—	2,771	4,286	—	2,771	4,286	7,057	3,687	8/6/1996
Nampa, ID	—	243	4,182	—	243	4,182	4,425	2,153	8/13/1996
Indianapolis, IN	—	1,810	24,571	—	1,810	24,571	26,381	345	7/1/2015
Roscommon, MI	—	44	6,005	—	44	6,005	6,049	62	8/31/2015
Mt. Airy, NC	—	1,370	7,470	—	1,370	7,470	8,840	222	12/17/2014
Madison, TN	—	920	21,826	—	920	21,826	22,746	301	7/1/2015
Silverdale, WA	—	1,750	23,860	2,166	1,750	26,026	27,776	2,410	8/16/2012
	—	12,426	112,161	9,793	12,426	121,954	134,380	15,855

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

				Costs	Gross Amount at Which
		Initial Cost to Company		Capitalized	Carried at Close of Period				Date
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquired/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Constructed
Entrance-Fee Communities
Fernandina Beach, FL	—	1,430	63,420	—	1,430	63,420	64,850	1,765	12/17/2014
St. Simons Island, GA	—	8,770	38,070	—	8,770	38,070	46,840	1,107	12/17/2014
Winston-Salem, NC	—	8,700	73,920	—	8,700	73,920	82,620	2,068	12/17/2014
Greenville, SC	—	5,850	90,760	—	5,850	90,760	96,610	2,505	12/17/2014
Myrtle Beach, SC	—	3,910	82,140	—	3,910	82,140	86,050	2,323	12/17/2014
Pawleys Island, SC	—	1,480	38,620	—	1,480	38,620	40,100	1,137	12/17/2014
Spartanburg, SC	—	900	49,190	—	900	49,190	50,090	1,402	12/17/2014
	—	31,040	436,120	—	31,040	436,120	467,160	12,307

Medical Office Buildings
Crestview, FL	—	165	3,349	—	165	3,349	3,514	2,256	6/30/1993
Pasadena, TX	—	631	6,341	—	631	6,341	6,972	4,433	1/1/1995
	—	796	9,690	—	796	9,690	10,486	6,689

Hospitals
La Mesa, CA	—	4,180	8,320	—	4,180	8,320	12,500	1,788	3/10/2010
Jackson, KY	—	540	10,163	7,899	540	18,062	18,602	6,545	6/12/1992
Murfreesboro, TN	—	2,444	17,585	—	2,444	17,585	20,029	1,429	10/1/2012
	—	7,164	36,068	7,899	7,164	43,967	51,131	9,762
Total continuing operations properties	124,693	137,543	1,935,123	22,280	137,543	1,957,403	2,094,946	258,850
Corporate office	—	157	677	86	157	763	920	209
	$124,693	$137,700	$1,935,800	$22,366	$137,700	$1,958,166	$2,095,866	$259,059

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(A) See the notes to the consolidated financial statements.
(B) Depreciation is calculated using estimated useful lives up to 40 years for all completed facilities.
(C) Subsequent to NHC's transfer of the original real estate properties in 1991, we have purchased from NHC $33,909,000 of additions to those properties. As the additions were purchased from NHC rather than developed by us, the $33,909,000 has been included as Initial Cost to Company.
(D) At December 31, 2015, the tax basis of the Company's net real estate assets was $1,838,305.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(in thousands)
	December 31,
	2015	2014	2013
Investment in Real Estate:
Balance at beginning of period	$1,988,849	$1,422,002	$698,536
Additions through cash expenditures	124,113	533,171	654,670
Change in property additions in accounts payable	1,076	(995)	3,086
Additions through contingent liabilities	750	3,000	1,600
Reclass of note balance into real estate investment	255	—	—
Additions through assumption of debt	—	7,858	80,528
Tax deferred exchange funds applied to investment in real estate	—	23,813	—
Settlement of contingent asset acquisition liability	(3,000)	—	—
Additions through settlement of mortgage note	—	—	13,741
Sale of properties for cash	(13,563)	—	(30,159)
Reclassification to assets held for sale, net	(2,614)	—	—
Balance at end of period	$2,095,866	$1,988,849	$1,422,002

Accumulated Depreciation:
Balance at beginning of period	$212,300	$174,262	$163,146
Addition charged to costs and expenses	53,123	38,038	20,658
Sale of properties	(5,096)	—	(9,542)
Reclassification to assets held for sale	(1,268)	—	—
Balance at end of period	$259,059	$212,300	$174,262

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
			Monthly				Amount Subject To
	Interest	Maturity	Payment	Prior	Original	Carrying	Delinquent Principal
	Rate	Date	Terms	Liens	Face Amount	Amount	or Interest
					(in thousands)
First Mortgages:
Skilled nursing facilities:
Grundy, VA	8.0%	2032	$31,000		$4,396	$3,019
Virginia Beach, VA	8.0%	2031	$31,000		3,814	2,715
Lexington, VA	8.0%	2032	$21,000		3,089	1,939
Brookneal, VA	8.0%	2031	$21,000		2,780	1,906
Laurel Fork, VA	8.0%	2030	$20,000		2,672	1,834
Front Royal, VA	9.6%	2027	$22,000		2,367	1,524

Assisted living facility in Owatonna, MN	7.5%	2018	$38,000		5,033	3,593

Construction Loan:
Issaquah, WA	8.0%	2020	Interest Only		55,411	55,411
Issaquah, WA	6.8%	2025	Interest Only		28,000	28,000

Assisted living facilities:
Naples, FL	12.0%	2016	Interest Only		2,500	2,500

						$102,441	$—

See the notes to our consolidated financial statements for more information on our mortgage loan receivables.

NATIONAL HEALTH INVESTORS, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(in thousands)
	December 31,
	2015	2014	2013
Reconciliation of mortgage loans on real estate
Balance at beginning of period	$34,850	$34,926	$68,214
Additions:
New mortgage loans	83,411	1,131	1,369
Total Additions	83,411	1,131	1,369

Deductions:
Settlement of mortgage note by real estate acquisition	—	—	13,741
Impairment of mortgage note	—	—	4,037
Collection of principal, less recoveries of previous write-downs	15,820	1,207	16,879
Total Deductions	15,820	1,207	34,657

Balance at end of period	$102,441	$34,850	$34,926