Form 10-Q
period 2016-03-31
NATIONAL HEALTH INVESTORS INC
filed 2016-05-06
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 38,429,510 shares of common stock outstanding of the registrant as of May 4, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets:
Real estate properties:
Land	$140,634	$137,532
Buildings and improvements	1,954,537	1,945,323
Construction in progress	18,702	13,011
	2,113,873	2,095,866
Less accumulated depreciation	(272,783)	(259,059)
Real estate properties, net	1,841,090	1,836,807
Mortgage and other notes receivable, net	150,720	133,714
Cash and cash equivalents	28,808	13,286
Marketable securities	58,532	72,744
Straight-line rent receivable	65,062	59,777
Equity-method investment and other assets	15,022	15,544
Assets held for sale, net	—	1,346
Total Assets	$2,159,234	$2,133,218

Liabilities and Equity:
Debt	$937,138	$914,443
Accounts payable and accrued expenses	24,805	19,397
Dividends payable	34,564	32,637
Lease deposit liabilities	21,275	21,275
Real estate purchase liabilities	750	750
Deferred income	1,013	2,256
Total Liabilities	1,019,545	990,758

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
38,403,978 and 38,396,727 shares issued and outstanding, respectively	384	384
Capital in excess of par value	1,085,896	1,085,136
Cumulative net income in excess of dividends	18,024	19,862
Accumulated other comprehensive income	26,268	27,910
Total National Health Investors Stockholders' Equity	1,130,572	1,133,292
Noncontrolling interest	9,117	9,168
Total Equity	1,139,689	1,142,460
Total Liabilities and Equity	$2,159,234	$2,133,218

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2015 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Revenues:
Rental income	$55,074	$52,495
Interest income from mortgage and other notes	3,092	2,121
Investment income and other	852	1,135
	59,018	55,751
Expenses:
Depreciation	13,733	13,014
Interest, including amortization of debt discount and issuance costs	10,262	8,412
Legal	126	104
Franchise, excise and other taxes	283	226
General and administrative	2,929	3,845
	27,333	25,601

Income before equity-method investee, TRS tax benefit, investment and other gains and noncontrolling interest	31,685	30,150
Loss from equity-method investee	(402)	(229)
Income tax benefit attributable to taxable REIT subsidiary	161	92
Investment and other gains	1,665	—
Net income	33,109	30,013
Less: net income attributable to noncontrolling interest	(384)	(330)
Net income attributable to common stockholders	$32,725	$29,683

Weighted average common shares outstanding:
Basic	38,401,647	37,558,067
Diluted	38,414,791	37,645,265

Earnings per common share:
Net income attributable to common stockholders - basic	$.85	$.79
Net income attributable to common stockholders - diluted	$.85	$.79

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Net income	$33,109	$30,013
Other comprehensive income (loss):
Change in unrealized gains on securities	2,825	883
Increase (decrease) in fair value of cash flow hedge	(5,480)	(4,242)
Less: reclassification adjustment for amounts recognized in net income	1,013	956
Total other comprehensive loss	(1,642)	(2,403)
Comprehensive income	31,467	27,610
Less: comprehensive income attributable to noncontrolling interest	(384)	(330)
Comprehensive income attributable to common stockholders	$31,083	$27,280

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$33,109	$30,013
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	13,733	13,014
Amortization	885	833
Straight-line rental income	(5,286)	(6,089)
Non-cash interest income on construction loan	(150)	—
Gain on sale of real estate	(1,654)	—
Gain on sale of marketable securities	(11)	—
Share-based compensation	979	1,464
Amortization of commitment fees	(68)	—
Loss from equity-method investee	402	229
Change in operating assets and liabilities:
Equity-method investment and other assets	110	634
Accounts payable and accrued expenses	491	(3,290)
Deferred income	(1,243)	1,756
Net cash provided by operating activities	41,297	38,564

Cash flows from investing activities:
Investment in mortgage and other notes receivable	(20,774)	(40,773)
Collection of mortgage and other notes receivable	3,985	2,619
Investment in real estate	(9,463)	(10)
Investment in real estate development	(7,640)	(3,202)
Investment in renovations of existing real estate	(453)	(1,695)
Proceeds from disposition of real estate properties	3,000	—
Proceeds from sales of marketable securities	17,049	—
Net cash used in investing activities	(14,296)	(43,061)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	22,000	(266,500)
Proceeds from issuance of secured debt	—	78,084
Borrowings on term loans	—	225,000
Payments on term loans	(189)	(183)
Debt issuance costs	—	(1,502)
Equity offering costs	—	(200)
Taxes paid on employee stock options exercised	(218)	—
Proceeds from exercise of stock options	—	1
Distributions to noncontrolling interest	(435)	(436)
Dividends paid to stockholders	(32,637)	(28,864)
Net cash provided by (used in) financing activities	(11,479)	5,400

Increase in cash and cash equivalents	15,522	903
Cash and cash equivalents, beginning of period	13,286	3,287
Cash and cash equivalents, end of period	$28,808	$4,190

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$7,682	$7,194
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to investments in real estate development	$450	$893
Conversion of note balance into real estate investment	$—	$255

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2015	38,396,727	$384	$1,085,136	$19,862	$27,910	$1,133,292	$9,168	$1,142,460
Total comprehensive income	—	—	—	32,725	(1,642)	31,083	384	31,467
Distributions to noncontrolling interest	—	—	—	—	—	—	(435)	(435)
Taxes paid on employee stock awards	—	—	(219)	—	—	(219)	—	(219)
Shares issued on stock options exercised, net of shares withheld	7,251	—	—	—	—	—	—	—
Share-based compensation	—	—	979	—	—	979	—	979
Dividends declared, $.90 per common share	—	—	—	(34,563)	—	(34,563)	—	(34,563)
Balances at March 31, 2016	38,403,978	$384	$1,085,896	$18,024	$26,268	$1,130,572	$9,117	$1,139,689

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., (“NHI” or the “Company”) believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments that are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2015 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

Principles of Consolidation - The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”) where NHI controls the operating activities of the VIE, if any. All intercompany transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests.

A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

We apply Financial Accounting Standards Board (“FASB”) guidance for our arrangements with variable interest entities (“VIEs”) which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. In accordance with FASB guidance, management must evaluate each of the Company’s contractual relationships which creates a variable interest in other entities. If the Company has a variable interest and the entity is a VIE, then management must determine whether or not the Company is the primary beneficiary of the VIE. If it is determined that the Company is the primary beneficiary, NHI consolidates the VIE. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.

At March 31, 2016, we held an interest in five unconsolidated VIEs, consisting of 1) a start-up lessee in which NHI’s variable interest consists of its leasehold interest, analogous to a financing arrangement, and of which we concluded that NHI was not the primary beneficiary (Note 2); 2) our joint venture in an operating company organized under provisions of the REIT Investment Diversification and Empowerment Act, (“RIDEA”) of which we concluded that NHI was not the primary beneficiary (Note 3); 3) a note receivable from, a guarantee on a letter of credit for, and a purchase option with, a VIE of whom we concluded that NHI was not the primary beneficiary (Note 4); 4) two construction mortgage notes receivable aggregating $97,607,000 from a VIE of whom we concluded that NHI was not the primary beneficiary (Note 4); and 5) two development loans and our lease with a VIE of whom we concluded that NHI was not the primary beneficiary (Note 4). Our direct support of the above VIEs has been limited to the transactions described herein, including our commitments and contingencies described in Note 7, and any decision to furnish additional direct support would be at our discretion and not obligatory. We believe our exposure to loss as a result of our involvement with these unconsolidated VIEs would be limited to our carrying value of these investments, as adjusted for any unrealized loss carry-forwards, the amount of our loan commitments, and as guarantor under the letter of credit. We generally lack, either directly or through related parties, any material input in the activities that most significantly impact the economic performance of these entities.

We apply FASB guidance related to investments in joint ventures based on the type of controlling rights held by the members’ interests in limited liability companies that may preclude consolidation by the majority equity owner in certain circumstances in which the majority equity owner would otherwise consolidate the joint venture.

We structure our joint ventures to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and is designed to give NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a taxable REIT subsidiary (“TRS”). Accordingly, the TRS holds our equity interest in an unconsolidated operating company, which we do not control, and provides an organizational structure that will allow the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests.

Marketable Securities. - Investments in marketable debt and equity securities must be categorized as trading, available-for-sale or held-to-maturity. Our investments in marketable equity securities are classified as available-for-sale securities. Unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income. We evaluate our securities for other-than-temporary impairments on at least a quarterly basis. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end and forecasted performance of the investment.

Equity-Method Investment - We report our TRS’ investment in an unconsolidated entity, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this accounting method, our pro rata share of the entity’s earnings or losses is included in our Condensed Consolidated Statements of Income. Additionally, we adjust our investment carrying amount to reflect our share of changes in an equity-method investee’s capital resulting from its capital transactions.

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

We evaluate our equity-method investment for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may exceed the fair value. If it is determined that a decline in the fair value of our investment is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider all available evidence including the present value of expected future cash flows discounted at market rates, general economic conditions and other relevant factors.

Noncontrolling Interest - We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interest and classify such interest as a component of consolidated equity separate from total NHI stockholders’ equity in our Condensed Consolidated Balance Sheets. In addition, we exclude net income attributable to the noncontrolling interest from net income attributable to common shareholders in our Condensed Consolidated Statements of Income.

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

Reclassifications - We have reclassified, for all periods presented, certain loan commitment fees paid by our borrowers, which were previously accounted for on our Consolidated Balance Sheet at December 31, 2015, as deferred revenues. The fees are now presented on our consolidated balance sheets as a contra-asset to the related loan receivable balance. The effect has been to reduce total assets and total liabilities by $1,317,000 on our Condensed Consolidated Balance Sheet as of December 31, 2015.
New Accounting Pronouncements - In February 2015 the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which is generally effective for fiscal years and interim periods beginning after December 15, 2015. ASU 2015-02 changed the consolidation analysis for all reporting entities. The changes primarily affect the consolidation of limited partnerships and their equivalents (e.g., limited liability corporations), the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, as well as structured vehicles such as collateralized debt obligations. We adopted the provisions of ASU 2015-02 in the first quarter of 2016. The adoption of ASU 2015-02 did not have a material effect on our consolidated financial statements.

In April 2015 the FASB issued ASU 2015-03, Interest-Imputation of Interest, whose primary effect as subsequently modified is to mandate that, except for revolving credit facilities (which may carry a zero balance), debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability. Debt issuance costs have previously been presented among assets on the balance sheet. The standard does not affect the recognition and measurement of debt issuance costs. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In adopting ASU 2015-03 in the first quarter of 2016, we have chosen to deduct debt issuance costs from amounts owing under our line of credit arrangements, and we have restated prior periods for the effect of these reclassifications. The adoption had the effect of reducing total assets and total liabilities on our Condensed Consolidated Balance Sheet at December 31, 2015, by the amount of unamortized loan costs of $11,814,000.

In September 2015 the FASB issued ASU 2015-16 Simplifying the Accounting for Measurement Period Adjustments, whose principal provisions require that in a business combination an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Previously, GAAP required that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in ASU 2015-16 eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We adopted the provisions of ASU 2015-16 in the first quarter of 2016. The adoption of ASU 2015-16 did not have a material effect on our consolidated financial statements.
In January 2016 the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Public companies will be required to apply 2016-01 for all accounting periods beginning after December 15, 2017. For public companies, the primary effects of 2016-01 are to:

•
Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

•
Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

•	Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet.

•	Require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•
Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•
Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

We are considering what effect, if any, that adopting the provisions of ASU 2015-01 in 2018 will have on NHI.

In February 2016 the FASB issued ASU 2016-02, Leases. Public companies will be required to apply ASU 2016-02 for all accounting periods beginning after December 15, 2018 - for REITs this means application will be required beginning Jan. 1, 2019. Early adoption is permitted. All leases with lease terms greater than one year are subject to ASU 2016-02 , including leases in place as of the adoption date. Management expects that, because of the ASU 2016-02 ’s emphasis on lessee accounting, ASU 2016-02 will not have a material impact on our accounting for leases. Consistent with present standards, NHI will continue to account for lease revenue on a straight-line basis for most leases. Also consistent with NHI’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized.

In March 2016 the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. ASU 2016-09 is effective for public companies starting in fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The areas for simplification in ASU 2016-09 involve several aspects of accounting for share-based payment transactions, including related income tax consequences, classification of awards as either equity or liabilities, and classification of equity awards within the statement of cash flows. Because NHI is designed as a pass-through entity for purposes of Federal taxation, many of the provisions of ASU 2016-09 which deal with taxation will not have a material effect on our financial statements. Among the provisions with broader reach are simplifications as to treatment of forfeitures, which under current GAAP are based on the number of awards that are expected to vest. Upon adoption of ASU 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as in current GAAP, or account for forfeitures when they occur. Additionally, ASU 2016-09 clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. Our adoption, in the first quarter of 2016, of the provisions of ASU 2016-09 had no material effect on our consolidated financial statements.

In March 2016 the FASB issued ASU 2016-07, Contingent Put and Call Options in Debt Instruments, which clarifies how to assess whether contingent call (put) options that can accelerate the payment on debt instruments are clearly and closely related to their debt hosts. This assessment is necessary to determine if the options must be separately accounted for as derivatives. The ASU clarifies that an entity is required to assess the embedded options solely in accordance with a specific four-step decision sequence and is not also required to assess whether the contingency for exercising the options is indexed to interest rates or credit risk. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We adopted the provisions of ASU 2016-07 in the first quarter of 2016. The adoption of ASU 2016-07 did not have a material effect on our consolidated financial statements.

NOTE 2. REAL ESTATE

As of March 31, 2016, we owned 181 health care real estate properties located in 31 states and consisting of 115 senior housing communities, 61 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $976,000) consisted of properties with an original cost of approximately $2,112,897,000, rented under triple-net leases to 26 lessees.

Woodland Village

On January 15, 2016, we acquired a 98-unit independent living community in Chehalis, Washington, for $9,463,000 in cash inclusive of closing costs of $213,000 plus an additional commitment to fund $350,000 in specified capital improvements. We leased the facility to a partnership between Marathon Development and Village Concepts Retirement Communities for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7.25% plus escalators of 2.0% in year two, 2.5% in year three, and 3.0% annually thereafter. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

Bickford

As of March 31, 2016, we owned an 85% equity interest and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford Senior Living (“Bickford”), owned a 15% equity interest in our consolidated subsidiary (“PropCo”) which owns 32 assisted living/memory care facilities plus 5 facilities in pre-development and development. The facilities are leased to an operating company (“OpCo”), in which we retain a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture is structured to comply with the provisions of RIDEA.

As of March 31, 2016, the annual contractual rent from OpCo to PropCo is $25,529,000, plus annual escalators of 3%. NHI has an exclusive right to Bickford’s future acquisitions, development projects and refinancing transactions. Of our total revenues, $6,307,000 (11%) and $5,804,000 (10%) were recognized as rental income from Bickford for the three months ended March 31, 2016 and 2015, respectively.

Holiday

As of March 31, 2016, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The master lease term of 17 years began in December 2013 and provides for an annual escalator of 4.5% in 2017 and a minimum of 3.5% each year thereafter.

Of our total revenues, $10,954,000 (19%) and $10,954,000 (20%) were derived from Holiday for the three months ended March 31, 2016 and 2015, including $2,241,000 and $2,616,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of March 31, 2016, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

The 1991 lease has been amended to extend the lease expiration to December 31, 2026. There are two additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of the increase in each facility’s revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Current year	$733	$596
Prior year final certification[1]	547	94
Total percentage rent income	$1,280	$690
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,817,000 (17%) and $9,227,000 (17%) were derived from NHC for the three months ended March 31, 2016 and 2015, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of March 31, 2016, NHC owned 1,630,462 shares of our common stock.

Senior Living Communities

Beginning in December 2014 we leased eight retirement communities with 1,671 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease contains two 5-year renewal options and provides for annual escalators of 4% in years two through four and 3% thereafter.

Of our total revenue, $9,855,000 (17%) and $9,855,000 (18%) in lease revenue were derived from Senior Living for the three months ended March 31, 2016 and 2015, respectively, including $1,795,000 and $2,105,000, respectively, in straight-line rent.

East Lake VIE

On July 1, 2015, we acquired two senior living campuses in Nashville and Indianapolis and one assisted living/memory care facility in Charlotte for $66,900,000 in cash. At that time, we leased the facilities to an affiliate of East Lake Capital Management (“East Lake”) for an initial term of 10 years, plus renewal options. Further, we committed to invest an additional $400,000 for specified capital improvements, for which no funds have been provided as of March 31, 2016. East Lake’s relationship with NHI consists of its leasehold interest and is considered a variable interest, analogous to a financing arrangement. Because we neither control East Lake nor have any role in its day-to-day management, we have no material input into activities that most significantly impact the entity’s economic performance, and we account for our transactions with East Lake at amortized cost. We are not obligated to provide further support to East Lake, and accordingly the maximum extent of our exposure to loss is limited to our investment in the facilities.

Disposition of Assets

On March 22, 2016, we sold a skilled nursing facility in Idaho for cash consideration of $3,000,000. The carrying value of the facility was $1,346,000, and we recorded a gain of $1,654,000. For the three months ended March 31, 2016 and 2015, lease income from the property was $73,000 and $80,000, respectively.

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Equity-method investment in OpCo	$7,254	$7,657
Accounts receivable and other assets	3,985	3,256
Reserves for replacement, insurance and tax escrows	3,783	4,631
	$15,022	$15,544

Upon the acquisition of our equity method investment in OpCo in 2012, our purchase price was allocated to the assets acquired based upon their estimated relative fair values. Accounting guidance for equity method investments requires that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as though OpCo were a consolidated subsidiary. Accordingly, the excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment. When we acquired Bickford properties in June 2013, an assignment was entered into whereby the operations of the 17 facilities were conveyed by an affiliate of Bickford to OpCo. The transaction mandated the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities as of the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis resulting in an adjustment, through NHI's capital in excess of par value to our equity method investment in OpCo, of $817,000. We monitor and periodically review our equity method investment in OpCo for impairment to determine whether a decline, if any, in the value of the investment is other-than temporary. We noted no decline in value as of March 31, 2016.

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

With the adoption of ASU 2015-03, Interest-Imputation of Interest, in the first quarter of 2016, the balance in Equity Method Investment and Other Assets was reduced to reflect the reclassification of our unamortized loan costs which are now being offset against the loan balances as shown in Note 6.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At March 31, 2016, we had net investments in mortgage notes receivable with a net carrying value of $114,021,000, secured by real estate and UCC liens on the personal property of 9 facilities, and other notes receivable with a carrying value of $36,699,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at March 31, 2016 or December 31, 2015.

Timber Ridge

In February 2015, we entered into an agreement to lend up to $154,500,000 to LCS-Westminster Partnership III LLP (“LCS-WP”), an affiliate of Life Care Services (“LCS”) . The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in Issaquah, WA managed by LCS.

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of March 31, 2016. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note (“Note B”) is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B through December 2016 and anticipate substantial repayment with new resident entrance fees upon the opening of Phase II. The total amount funded on Note B was $70,855,000 as of March 31, 2016.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. The current basis of our investment in Timber Ridge loans is $97,607,000, but we are obligated to complete the funding of both Notes A and B of up to $154,500,000 which represents the maximum exposure to loss of NHI due to our relationship with Timber Ridge. Because we neither control the entity, nor have any role in its day-to-day management, we account for our investment in LCS-WP at amortized cost.

Senior Living Communities

In connection with the acquisition in December 2014 of the properties leased to Senior Living we provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $9,227,000 at March 31, 2016, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 1.78% at March 31, 2016, plus 6%.

In March 2016, we extended mezzanine loans of $12,000,000 and $2,000,000 to affiliates of Senior Living Communities, LLC, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans convey a second mortgage interest, bear interest payable monthly at a 10% annual rate, and mature in March 2021. The loans have a total balance of $1,203,000 at March 31, 2016.

Our loans to Senior Living Communities, LLC, and its subsidiaries represent a variable interest as does our lease, which is considered to be analogous to a financing arrangement. Senior Living is structured to limit liability for potential claims for damages and is appropriately capitalized for that purpose. Accordingly, NHI holds guarantees that reach to the underlying ownership interests. Because we neither control Senior Living Communities, nor have any role in its day-to-day management, we have no material input into activities that most significantly impact the entity’s economic performance, and we account for our transactions with Senior Living Communities and its subsidiaries at amortized cost. We are not obligated to provide support beyond our stated commitments to Senior Living Communities, LLC, and accordingly the maximum extent of our exposure to loss is limited to our investment in the facilities and the amount of our commitments, as discussed above.

Sycamore

In July 2013 we provided a $9,200,000 loan to our joint venture partner, Sycamore, to fund a portion of their acquisition from a third party of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and bears interest at 12%. As a result of the loan, PropCo acquired a $97,000,000 purchase option exercisable over the term of the loan, covering all of the properties, in whole or in part. Terms of the loan and the purchase option have been extended through June 2018. In June 2014 we entered into a $500,000 revolving loan to Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note, as extended, matures in June 2018. At March 31, 2016, the revolving loan had an outstanding balance of $479,000. Sycamore is intended to be self-financing, and our direct support has been limited to the loans described herein and a $3,930,000 letter of credit for the benefit of Sycamore. We are not obligated to extend support to Sycamore beyond our current basis in the loans and letter of credit to them; accordingly our investment in this extension of credit represents our maximum exposure to loss. However, because we do not control Sycamore, nor do we have any role in the day-to-day management, we account for loans provided to Sycamore at amortized cost.

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

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$21,040	$58,532	$21,040	$55,815
Debt securities	$—	$—	$17,037	$16,929

Net unrealized gains related to available-for-sale securities were $37,492,000 at March 31, 2016 and $34,667,000 at December 31, 2015.

NOTE 6. DEBT

Debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Convertible senior notes - unsecured (net of discount of $5,580 and $5,862)	194,420	194,138
Revolving credit facility - unsecured	56,000	34,000
Bank term loans - unsecured	250,000	250,000
Private placement term loans - unsecured	325,000	325,000
HUD mortgage loans (net of discount of $1,552 and $1,573)	44,867	45,035
Fannie Mae term loans - secured, non-recourse	78,084	78,084
Unamortized loan costs	(11,233)	(11,814)
	$937,138	$914,443

Aggregate principal maturities of debt as of March 31, 2016 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended March 31
2017	$775
2018	801
2019	828
2020	856
2021	306,885
Thereafter	645,358
955,503
Less: discount	(7,132)
Less: unamortized loan costs	(11,233)
$937,138

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

In June 2015 we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (44 bps at March 31, 2016); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. At closing, the new facility replaced a smaller credit facility last amended in March 2014 that provided for $700,000,000 of total commitments. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At March 31, 2016 we had $494,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Pinnacle Bank, which is a participating member of our banking group, is a wholly owned subsidiary and the primary active business of the bank holding company, Pinnacle Financial Partners, Inc. The chairman of Pinnacle Financial Partners' board of directors is also a director on NHI’s board and is chairman of our audit committee. NHI's local banking transactions are conducted primarily through Pinnacle Bank.

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties in NHI’s joint venture with Bickford. Proceeds were used to reduce borrowings on our revolving bank credit facility. The notes are secured by the facilities previously pledged as security on Fannie Mae term debt that was retired in December 2014.

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

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”). Interest is payable April 1st and October 1st of each year. The Notes are convertible at an initial conversion rate of 13.926 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because the conversion price is in excess of the average stock price for the quarter, the impact of the conversion option is currently anti-dilutive to the earnings per share calculation and as such has no effect on our earnings per share.

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

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at March 31, 2016, was $3,927,000.

Our HUD mortgage loans are secured by ten properties in our joint venture with Bickford. Nine mortgage notes require monthly payments of principal and interest from 4.65% to 4.75% in the first year and from 4.3% to 4.4% thereafter (inclusive of mortgage insurance premium) and mature in August and October 2049. An additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,262,000 and an estimated fair value of $7,710,000.

The following table summarizes interest expense (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Interest expense at contractual rates	$9,515	$7,712
Capitalized interest	(121)	(120)
Amortization of debt issuance costs and debt discount	868	820
Total interest expense	$10,262	$8,412

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of March 31, 2016 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(897)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(3,865)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(6,522)

See Note 11 for fair value disclosures about our variable and fixed rate debt and interest rate swap agreements.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Bickford

In February 2015 our joint venture with Bickford announced plans to develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and consist of 60 private-pay assisted living and memory care units. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. Pre-development and land acquisition on the five facilities started in mid-2015 with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. As of March 31, 2016, land and development costs incurred on the project totaled $25,626,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore which holds a minority interest in PropCo. At March 31, 2016 our commitment on the letter of credit totaled $3,930,000.

In June 2014 we entered into a $500,000 revolving loan with Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note, as extended, matures in June 2018. At March 31, 2016, the revolving loan had an outstanding balance of $479,000.

Chancellor

At March 31, 2016, we had a continuing commitment with Chancellor Health Care ("Chancellor") to provide up to $650,000 for renovations and improvements related to a recently acquired senior housing community in Oregon. Renovations began on this property during the second quarter of 2015, and we have funded $51,000 as of March 31, 2016.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living (“Discovery”) of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon attaining, and maintaining, a specified lease coverage ratio. Payments were assessed for funding in an amount of $750,000 in September 2015 with the residual potentially due later in 2016. As of March 31, 2016, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

East Lake

In connection with our July 2015 lease of three senior housing properties, NHI has committed to East Lake certain lease incentive payments of $8,000,000 contingent on reaching and maintaining certain metrics, a contingent earnout of $750,000 payable to the seller upon attaining certain metrics, and the funding of an additional $400,000 for specified capital improvements. At acquisition, we estimated the seller contingent earnout payment to be probable and accordingly, have reflected that amount in our Condensed Consolidated Balance Sheet at March 31, 2016. Contingent payments earned will be included in the lease base when funded.

Life Care Services

See Note 4 for a discussion of our loan commitments to Timber Ridge, an affiliate of Life Care Services.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of March 31, 2016, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year 2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. No change to our initial assessment has been made as a result of 2015 operations, and accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Senior Living Communities

See Note 4 for a discussion of our loan commitments to Senior Living Communities, LLC and its affiliates.

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

NOTE 8. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Gain on sale of real estate	1,654	—
Gains on sales of marketable securities	11	—
	$1,665	$—

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. As of March 31, 2016, there were 1,446,668 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of March 31, 2016, the 2005 Plan has expired and no additional shares may be granted under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected will result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended March 31, 2016 and 2015 was $980,000 and $1,464,000, respectively, and is included in general and administrative expense in the Consolidated Statements of Income.

At March 31, 2016, we had, net of expected forfeitures, $1,151,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2016 - $752,000, 2017 - $360,000 and 2018 - $39,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The weighted average fair value per share of options granted was $3.65 and $4.74 for 2016 and 2015, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015
Dividend yield	5.9%	4.7%
Expected volatility	19.1%	17.8%
Expected lives	2.9 years	2.8 years
Risk-free interest rate	0.91%	0.98%

The following table summarizes our outstanding stock options:

	Three Months Ended
	March 31,
	2016	2015
Options outstanding January 1,	741,676	871,671
Options granted under 2012 Plan	470,000	450,000
Options granted under 2005 Plan	—	20,000
Options exercised under 2012 Plan	(126,666)	(421,657)
Options exercised under 2005 Plan	—	(50,002)
Options outstanding, March 31,	1,085,010	870,012

Exercisable at March 31,	731,662	596,664

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to common stockholders	$32,725	$29,683

BASIC:
Weighted average common shares outstanding	38,401,647	37,558,067

DILUTED:
Weighted average common shares outstanding	38,401,647	37,558,067
Stock options	13,144	68,257
Convertible subordinated debentures	—	18,941
Average dilutive common shares outstanding	38,414,791	37,645,265

Net income per common share - basic	$.85	$.79
Net income per common share - diluted	$.85	$.79

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	75,050	5,666

Regular dividends declared per common share	$.90	$.85

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

Derivative financial instruments. Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Contingent consideration. Contingent consideration arrangements are classified as Level 3 and are valued using unobservable inputs about the nature of the contingent arrangement and the counter-party to the arrangement, as well as our assumptions about the probability of full settlement of the contingency.

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	March 31, 2016	December 31, 2015
Level 1
Common stock of other healthcare REITs	Marketable securities	$58,532	$55,815
Debt securities	Marketable securities	$—	$16,929

Level 2
Interest rate swap liability	Accounts payble and accrued expenses	$11,284	$6,730

Carrying values and fair values of financial instruments that are not carried at fair value at March 31, 2016 and December 31, 2015 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2016	2015	2016	2015
Level 2
Variable rate debt	$302,024	$279,745	$306,000	$284,000
Fixed rate debt	$635,114	$634,698	$665,402	$641,066

Level 3
Mortgage and other notes receivable	$150,720	$133,714	$161,398	$141,408

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility are reasonably estimated at their carrying value at March 31, 2016 and December 31, 2015, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 12. SUBSEQUENT EVENTS

On April 1, 2016, we purchased eight skilled nursing facilities totaling 931 beds in Texas for $118,500,000. The facilities are currently operated by NHI’s existing tenant, Legend Healthcare (“Legend”). Concurrent with the acquisition, we amended in-place leases covering our nine other skilled nursing facilities operated by Legend, extending their provisions to the new facilities. The amendment also replaced purchase options that provided for equal sharing of any appreciation in value, within a specified range with purchase options with a price determined at fair value, exercisable at the end of the lease term. Based on our tentative analysis of the in-place options, approximately $6,000,000 of the consideration in the acquisition will likely attach to the canceled provisions.

Legend elected to transition its current skilled nursing operations to a new operator on May 1, 2016, and NHI entered into a new 15-year master lease with affiliates of The Ensign Group, Inc. (“Ensign”) on 15 of the former Legend facilities for an initial annual amount of $17,750,000, plus an annual escalator based on inflation. The lease has two 5-year renewal options. Upon entering the new lease, NHI agreed to sell two existing skilled nursing facilities previously under lease to Legend in Texas totaling 245 beds to Ensign for $24,600,000. The new lease, which includes a corporate guaranty from Ensign, replaces the Legend lease, and, accordingly, the purchase options held by Legend have terminated. For accounting purposes, the transition of our lease from Legend to Ensign will require a non-cash write-off related to the approximate $6,000,000 fair value assigned to the former Legend purchase options and $8,247,000 of accumulated straight-line rent receivable.

As part of this transaction, NHI has committed to purchase four skilled nursing facilities in Texas from Legend for $56,000,000 and lease them to Ensign. The facilities are in various stages of development and the purchase window for the first facility is expected to open in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

*
Certain tenants in our portfolio account for a significant percentage of the rent we expect to generate and the failure of any of these tenants to meet their obligations to us could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

*
We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt capital used to finance those investments bears interest at variable rates. This circumstance creates interest rate risk to the Company;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2015, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments include mortgages and other notes, marketable securities, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through a RIDEA joint venture, we invest in facility operations managed by independent third-parties. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

At March 31, 2016, we had investments in real estate and mortgage and other notes receivable involving 190 facilities located in 31 states. These investments involve 118 senior housing properties, 67 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $976,000) consisted of properties with an original cost of approximately $2,112,897,000, rented under triple-net leases to 26 lessees, and $150,720,000 aggregate carrying value of mortgage and other notes receivable due from 13 borrowers.

Our investments in real estate and mortgage loans are secured by real estate located within the United States. We are managed as one unit for internal reporting and decision making. Therefore, our reporting reflects our financial position and operations as a single segment.

We classify all of the properties in our portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing communities as either need-driven (assisted and memory care communities and senior living campuses) or discretionary (independent living and entrance-fee communities.) For the table below, three parcels of land acquired have been included in their intended category.

Senior Housing – Need-Driven includes assisted living and memory care communities (“ALF”) and senior living campuses (“SLC”) which primarily attract private payment for services from residents who require assistance with activities of daily living. Need-driven properties are subject to regulatory oversight.

Senior Housing – Discretionary includes independent living (“ILF”) and entrance-fee communities (“EFC”) which primarily attract private payment for services from residents who are making the lifestyle choice of living in an age-restricted multi-family community that offers social programs, meals, housekeeping and in some cases access to healthcare services. Discretionary properties are subject to limited regulatory oversight. There is a correlation between demand for this type of community and the strength of the housing market.

Medical Properties within our portfolio primarily receive payment from Medicare, Medicaid and health insurance. These properties include skilled nursing facilities (“SNF”), medical office buildings (“MOB”) and hospitals that attract patients who have a need for acute or complex medical attention, preventative medicine, or a need for rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, JCAHO accreditation.

The following tables summarize our investments in real estate, mortgage and other notes receivable and year-to-date revenue for each asset type as of March 31, 2016 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	70	3,377		$11,726	20.2%	$512,893
Senior Living Campus	9	1,224		3,347	5.8%	134,570
Total Senior Housing - Need-Driven	79	4,601		15,073	25.9%	647,463
Senior Housing - Discretionary
Independent Living	29	3,212		11,464	19.7%	512,074
Entrance-Fee Communities	7	1,587		9,672	16.6%	467,160
Total Senior Housing - Discretionary	36	4,799		21,136	36.4%	979,234
Total Senior Housing	115	9,400		36,209	62.3%	1,626,697
Medical Facilities
Skilled Nursing Facilities	61	8,001		16,618	28.6%	424,581
Hospitals	3	181		1,923	3.3%	51,131
Medical Office Buildings	2	88,517	*	250	0.4%	10,487
Total Medical Facilities	66			18,791	32.3%	486,199
Total Real Estate Properties	181			$55,000	94.7%	$2,112,896

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	2	190		$194	0.4%	$3,579
Senior Housing - Discretionary	1	400		1,696	2.9%	97,607
Medical Facilities	6	450		296	0.5%	12,835
Other Notes Receivable	—	—		906	1.5%	36,699
Total Mortgage and Other Notes Receivable	9	1,040		3,092	5.3%	150,720
Total Portfolio	190			$58,092	100.0%	$2,263,616

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	181			$55,000	94.7%	2,112,896
Mortgage and Other Notes Receivable	9			3,092	5.3%	150,720
Total Portfolio	190			$58,092	100.0%	2,263,616

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	72	3,567		$11,920	20.5%	$516,472
Senior Living Campus	9	1,224		3,347	5.8%	134,570
Total Senior Housing - Need-Driven	81	4,791		15,267	26.3%	651,042
Senior Housing - Discretionary
Entrance-Fee Communities	8	1,987		11,368	19.6%	564,767
Independent Living	29	3,212		11,464	19.7%	512,074
Total Senior Housing - Discretionary	37	5,199		22,832	39.3%	1,076,841
Total Senior Housing	118	9,990		38,099	65.6%	1,727,883
Medical Facilities
Skilled Nursing Facilities	67	8,451		16,914	29.1%	437,417
Hospitals	3	181		1,923	3.3%	51,131
Medical Office Buildings	2	88,517	*	250	0.4%	10,486
Total Medical	72			19,087	32.8%	499,034
Other	—			906	1.6%	36,699
Total Portfolio	190			$58,092	100.0%	2,263,616

Portfolio by Operator Type
Public	53			$12,167	20.9%	$235,749
National Chain (Privately-Owned)	27			11,654	20.1%	521,139
Regional	99			30,959	53.3%	1,374,434
Small	11			3,312	5.7%	132,295
Total Portfolio	190			$58,092	100.0%	2,263,617

For the three months ended March 31, 2016, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Health Services Management; Holiday Retirement; Legend Healthcare; National HealthCare Corp; and Senior Living Communities.

As of March 31, 2016, our average effective annualized rental income was $8,308 per bed for skilled nursing facilities, $10,937 per unit for senior living campuses, $13,889 per unit for assisted living facilities, $14,384 per unit for independent living facilities, $24,379 per unit for entrance fee communities, $42,499 per bed for hospitals, and $11 per square foot for medical office buildings.

We invest a portion of our funds in the common shares of other publicly-held healthcare REITs. At March 31, 2016, such investments had a carrying value of $58,532,000.

Areas of Focus

We are evaluating and will potentially make additional investments during the remainder of 2016 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for those partners and for NHI. Within the context of our growth model, we rely on a cost-effective access to debt and equity capital to finance acquisitions that will drive our earnings. While debt costs have risen modestly, stock prices appear to have reached an equilibrium in recent months presumably in response to a diminished concern over rising interest rates. Large-scale portfolios continue to command premium pricing, due to the continued abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances places a premium on our ability to execute those larger transactions that will generate meaningful earnings growth.

With lower capitalization rates for existing healthcare facilities, there has been increased interest in constructing new facilities in hopes of generating better returns on invested capital. Using our relationship-driven model, we continue to look for opportunities to support new and existing tenants and borrowers with the capital needed to expand existing facilities and to initiate ground-up development of new facilities. We concentrate our efforts in those markets where there is both a demonstrated demand for a particular product type and where we perceive we have a competitive advantage. The projects we agree to finance have attractive upside potential and are expected to provide above-average returns to our shareholders to mitigate the risks inherent with property development and construction.

Longer term borrowing rates are expected to increase in the U.S. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. Due to more favorable pricing, we presently prefer private placement debt over an offering of bond debt.

For the three months ended March 31, 2016, approximately 29% of our revenue from continuing operations was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

Considering individual tenant lease revenue as a percentage of total revenue, Bickford Senior Living is our largest assisted living tenant, an affiliate of Holiday Retirement is our largest independent living tenant, National HealthCare Corporation is our largest skilled nursing tenant and Senior Living Communities is our largest entrance-fee community tenant. Our shift toward private payor facilities, as well as our expansion into the discretionary senior housing market, has further resulted in a portfolio whose current composition is relatively balanced between medical facilities, need-driven and discretionary senior housing.

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

Our projected dividends for the current year and actual dividends for the last two years are as follows:

2016[1]	2015	2014
$3.60	$3.40	$3.08
1 Based on $.90 per common share for the first quarter of 2016, annualized

Our investments in healthcare real estate have been partially accomplished by our ability to effectively leverage our balance sheet. However, we continue to maintain a relatively low-leverage balance sheet compared with many in our peer group. We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest expense at contractual rates net of capitalized interest and principal payments on debt), and the ratio of consolidated net debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our balance sheet with those in our peer group. We also believe this gives us a competitive advantage when accessing debt markets.

We calculate our fixed charge coverage ratio as approximately 5.7x for the three months ended March 31, 2016 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 41). On an annualized basis, our consolidated net debt-to-Adjusted EBITDA ratio is approximately 4.1x.

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

Strong demographic trends provide the context for continued growth in 2016 and the years ahead. We plan to fund any new real estate and mortgage investments during 2016 using our liquid assets and debt financing. Should the weight of additional debt as a result of new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through an ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators, who we make our priority, continue to be the key drivers of our business plan.

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

Significant Operators

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Three Months Ended March 31,				Lease
	Asset Class	Amount	2016		2015		Renewal
Holiday Retirement	ILF	$493,378	$10,954	20%	$10,954	21%	2031
Senior Living Communities	EFC	476,000	9,855	18%	9,855	19%	2029
National HealthCare Corporation	SNF	171,297	9,817	18%	9,227	17%	2026
Bickford Senior Living	ALF	281,974	6,307	11%	5,804	11%	2019
All others	Various	690,248	18,141	33%	16,655	32%	Various
		$2,112,897	$55,074		$52,495

Joint Venture

As of March 31, 2016, we owned an 85% equity interest and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford, owned a 15% equity interest in our consolidated subsidiary (“PropCo”) which owns 32 assisted living/memory care facilities, plus 5 facilities under development. The facilities are leased to an unconsolidated operating company, (“OpCo”), in which we also retain an 85/15 non-controlling ownership interest with Sycamore. This joint venture is structured to comply with the provisions of RIDEA. As of March 31, 2016, the annual contractual rent from OpCo to PropCo is $25,529,000, plus fixed annual escalators. NHI has an exclusive right to Bickford’s future acquisitions, development projects and refinancing transactions. Of our total revenues, $6,307,000 (11%) and $5,804,000 (10%) were recognized as rental income from Bickford for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, the carrying value of our investment in the operating company, OpCo, was $7,254,000 plus a deferred asset of $868,000 related to the carry-forward of net operating losses for tax purposes. The excess of the original purchase price over the fair value of identified tangible assets at acquisition is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole.

The income statements for OpCo include the operating results of 31 same-store properties and 1 focus property that was added to the portfolio within the last 12 months. Focus properties receive increased management oversight because they have not reached cash flow stabilization or are new additions to the portfolio. For accounting purposes we are required to expense the pre-opening expenses and operating losses of newly-developed properties.

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues	$20,791	$18,467

Operating expenses, including management fees	14,632	12,692
Lease expense, including straight-line rent	6,432	5,880
Depreciation and amortization	200	165
Net Loss	$(473)	$(270)

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo’s rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at March 31, 2016, due to our investment in OpCo, would be limited to our equity interest as adjusted for any unrealized loss carry-forwards. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in its day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared from OpCo since its inception.

In July 2013, we extended a $9,200,000 loan to Sycamore to fund a portion of their acquisition of six senior housing communities consisting of 342 units. The loan is guaranteed by principals of Bickford and bears a 12% annual interest rate. As a result of this transaction and existing agreements governing our business relationship with Bickford, PropCo has acquired a $97,000,000 purchase option on the properties which is exercisable over the term of the loan. In 2015, we granted an extension of the loan through June 2018 in return for the extension of the purchase option over the same period. Essential terms of the extended loan remain the same. We are monitoring the performance of this portfolio which currently has an NOI that would presume a capitalization rate on PropCo’s purchase option price of approximately 7.6%. The loan and the purchase option create variable interests in Sycamore, which is a VIE. However, because NHI is not its primary beneficiary, Sycamore is not subject to consolidation.

Investment Highlights

Since January 1, 2016, we have made or announced the following real estate and loan investments ($ in thousands):

	Properties	Asset Class	Amount
Lease Investments
Ensign Group	8	SNF	$118,500
Woodland Village	1	SHO	9,813
Note Investments
Senior Living Communities	1	SLC	14,000
			$142,313

Ensign Group

On April 1, 2016, we purchased eight skilled nursing facilities totaling 931 beds in Texas for $118,500,000 with borrowings on our revolving credit facility. The facilities are currently operated by NHI’s existing tenant, Legend Healthcare (“Legend”). Concurrent with the acquisition, we amended in-place leases covering our nine other skilled nursing facilities operated by Legend, extending their provisions to the new facilities. The amendment also replaced purchase options that provided for equal sharing of any appreciation in value, within a specified range with purchase options with a price determined at fair value, exercisable at the end of the lease term. Based on our tentative analysis of the in-place options, approximately $6,000,000 of the consideration in the acquisition will likely attach to the canceled provisions.

Legend elected to transition its current skilled nursing operations to a new operator on May 1, 2016, and NHI entered into a new 15-year master lease with affiliates of The Ensign Group, Inc. (“Ensign”) on 15 of the former Legend facilities for an initial annual amount of $17,750,000, plus an annual escalator based on inflation. The lease has two 5-year renewal options. Upon entering the new lease, NHI agreed to sell two existing skilled nursing facilities previously under lease to Legend in Texas totaling 245 beds to Ensign for $24,600,000. The new lease, which includes a corporate guaranty from Ensign, replaces the Legend lease, and, accordingly, the purchase options held by Legend have terminated. For accounting purposes, the transition of our lease from Legend to Ensign will require a non-cash write-off related to the approximate $6,000,000 fair value assigned to the former Legend purchase options and $8,247,000 of accumulated straight-line rent receivable.

As part of this transaction, NHI has committed to purchase four skilled nursing facilities in Texas from Legend for $56,000,000 and lease them to Ensign. The facilities are in various stages of development and the purchase window for the first facility is expected to open in 2017.

Woodland Village

On January 15, 2016, we acquired a 98-unit independent living community in Chehalis, Washington, for $9,463,000 in cash inclusive of closing costs of $213,000 plus an additional commitment to fund $350,000 in specified capital improvements. We leased the facility to a partnership between Marathon Development and Village Concepts Retirement Communities for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7.25% plus escalators of 2.0% in year two, 2.5% in year three, and 3.0% annually thereafter. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

Senior Living Communities

In March 2016, we extended mezzanine loans of $12,000,000 and $2,000,000 to affiliates of Senior Living Communities, LLC, to partially fund construction of a 186-unit senior living campus on Daniel Island in North Carolina. The loans convey a second mortgage interest, bear interest payable monthly at 10% per annum, and mature in March 2021. The loans, having a total balance of $1,203,000 at March 31, 2016, are in addition to the $15,000,000 revolving line of credit we provided Senior Living in connection with our 2014 lease of 8 retirement communities.

Other Portfolio Activity

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2016, we did not have any renewing or expiring leases.

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

In January 2016 we received full payment from an affiliate of our current lessee Discovery Senior Living on a $2,500,000 second mortgage loan we originally provided in October 2013 for the construction of a senior housing community in Naples, Florida.

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

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. On April 21, 2016, the Centers for Medicare & Medicaid Services (“CMS”) released a proposed rule outlining a 1.6% increase in their Medicare reimbursement for fiscal 2017 beginning on October 1, 2016. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities. Accordingly, for the near-term, we are treating as cautionary the Federal Government’s recent re-commitment, after debating a ‘chained CPI’ indexing, to fully index Social Security to inflation. In this cautious approach, any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	March 31,		Period Change
	2016	2015	$	%
Revenues:
Rental income
1 ALF and 2 SLCs leased to East Lake Capital Management	$1,171	$—	$1,171	NM
ALFs leased to RIDEA joint venture with Bickford	6,371	5,704	667	11.7%
Percentage rent received from National HealthCare Corporation	1,280	690	590	85.5%
ILFs leased to an affiliate of Holiday Retirement	8,713	8,338	375	4.5%
ALFs leased to Chancellor Health Care	1,150	814	336	41.3%
Other new and existing leases	31,103	30,860	243	0.8%
	49,788	46,406	3,382	7.3%
Straight-line rent adjustments, new and existing leases	5,286	6,089	(803)	(13.2)%
Total Rental Income	55,074	52,495	2,579	4.9%
Interest income from mortgage and other notes
Timber Ridge mortgage and construction loans	1,696	357	1,339	NM
Senior Living Communities construction loan	149	66	83	125.8%
Sante Mesa construction loan	—	297	(297)	NM
Other new and existing mortgages	1,247	1,401	(154)	(11.0)%
Total Interest Income from Mortgage and Other Notes	3,092	2,121	971	45.8%
Investment income and other	852	1,135	(283)	(24.9)%
Total Revenue	59,018	55,751	3,267	5.9%
Expenses:
Depreciation
1 ALF and 2 SLCs leased to East Lake Capital Management	445	—	445	NM
ALFs leased to RIDEA joint venture with Bickford	2,050	1,852	198	10.7%
ALFs leased to Chancellor Health Care	358	243	115	47.3%
Other new and existing assets	10,880	10,919	(39)	(0.4)%
Total Depreciation	13,733	13,014	719	5.5%
Interest expense and amortization of debt issuance costs and discounts	10,262	8,412	1,850	22.0%
Legal	126	104	22	21.2%
Franchise, excise and other taxes	283	226	57	25.2%
Payroll and related compensation expenses	1,051	1,509	(458)	(30.4)%
Non-cash compensation expense	979	1,464	(485)	(33.1)%
Other expenses	899	872	27	3.1%
	27,333	25,601	1,732	6.8%
Income before equity-method investee, TRS tax benefit, investment and other gains and noncontrolling interest	31,685	30,150	1,535	5.1%
Loss from equity-method investee	(402)	(229)	(173)	75.5%
Income tax benefit attributable to taxable REIT subsidiary	161	92	69	75.0%
Investment and other gains	1,665	—	1,665	NM
Income from continuing operations	33,109	30,013	3,096	10.3%
Gain on sale of real estate	—	—	—	NM
Net income	33,109	30,013	3,096	10.3%
Less: net income attributable to noncontrolling interest	(384)	(330)	(54)	16.4%
Net income attributable to common stockholders	$32,725	$29,683	$3,042	10.2%

NM - not meaningful

Financial highlights of the quarter ended March 31, 2016, compared to 2015 were as follows:

•
Rental income increased $2,579,000 primarily as a result of the volume and timing of investments funded in 2015. The increase in rental income included an $803,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $971,000 primarily due to borrowings on our mortgage and construction loan commitment to the Timber Ridge entrance fee community as described in Investment Highlights. We expect total interest income from our loan portfolio to increase as we continue to fund these loans to Timber Ridge on a monthly basis through the remainder of 2016 up to a maximum commitment of $154,500,000. We estimate substantial repayment of our construction loan of $94,500,000 to Timber Ridge during 2017. Interest income from our loan portfolio is subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense increased $719,000 primarily due to new real estate investments completed since March 2015.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $1,850,000 primarily as a result of the timing and amount of new borrowings since March 2015, and our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•
Payroll and related expenses decreased $458,000 due primarily to reduced compensation accruals resulting from the departure of our former President and CEO in 2015. Non-cash stock-based compensation expense also decreased $485,000 when compared to the prior year due to a lower estimated fair value for current year option grants based on the Black-Scholes pricing model.

•	Our 85% share of the loss from our equity method investee of $402,000 reflects $170,000 in depreciation and amortization and higher labor costs in many of OpCo’s 32 market areas.

•	Investment and other gains includes $1,654,000 resulting from the sale of a skilled nursing facility in Grangeville, Idaho.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Three Months Ended March 31,		One Year Change
	2016	2015	$	%
Cash and cash equivalents at beginning of period	$13,286	$3,287	$9,999	304.2%
Net cash provided by operating activities	41,297	38,564	2,733	7.1%
Net cash used in investing activities	(14,296)	(43,061)	28,765	(66.8)%
Net cash provided by (used in) financing activities	(11,479)	5,400	(16,879)	(312.6)%
Cash and cash equivalents at end of period	$28,808	$4,190	$24,618	587.5%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2016 increased as compared to 2015 primarily as a result of the collection of lease payments on new real estate investments since March 2015.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2016 decreased primarily due to the liquidation of certain debt security investments during the first quarter of 2016.

Financing Activities – The change in net cash related to financing activities for the three months ended March 31, 2016 compared to the same period in 2015 is primarily the result of debt transactions, commenced during the first quarter of 2015, to pay down our revolving credit facility and fund our acquisitions. Dividends paid to stockholders increased $3,773,000 over the same period in 2015 due to a 5.9% increase in our per share dividend and the issuance of 918,076 additional shares, 830,506 of which were issued as part of our ATM program in 2015.

Liquidity

At March 31, 2016, our liquidity was strong, with $522,808,000 available in cash and borrowing capacity on our revolving credit facility.

Our ATM program, begun in 2015 and discussed below, and our marketable securities, carried at fair value of approximately $58,532,000 at March 31, 2016, represent additional sources of liquidity. Traditionally, debt financing and cash resulting from operating and financing activities, which are derived from proceeds of lease and mortgage collections, loan payoffs and the recovery of previous write-downs, have been used to satisfy our operational and investing needs and to provide a return to our shareholders. Those operational and investing needs reflect the resources necessary to maintain and cultivate our funding sources and have generally fallen into three categories: debt service, REIT operating expenses, and new real estate investments.

In June 2015, we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (44 bps at March 31, 2016); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which also remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR,with a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020.

At March 31, 2016, we had $494,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

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

We expect that borrowings on our revolving credit facility, liquidation of our marketable securities and our ATM program will allow us to continue to make real estate investments in 2016 without effecting a further amendment and expansion of the senior unsecured credit facility during the year, absent unusual opportunities.

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

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on three of our term loans as of March 31, 2016 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(897)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(3,865)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(6,522)

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2016 and thereafter. During the first quarter of 2016, we declared a quarterly dividend of $.90 per common share to shareholders of record on March 31, 2016, payable on May 10, 2016.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For additional information on our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations and Contingent Liabilities below.

Our equity method investment in OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided to OpCo since inception on September 30, 2012. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. We have no material obligation arising from our investment in OpCo, and we believe our maximum exposure to loss at March 31, 2016, due to this involvement, would be limited to our equity interest and a related deferred tax asset of $868,000 at March 31, 2016. Our loans to LCS-WP and our lease with East Lake represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed below under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from transactions with these entities, and we believe our maximum exposure to loss at March 31, 2016, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 2, 4 and 7 to the consolidated financial statements.

Contractual Obligations and Contingent Liabilities

As of March 31, 2016, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,236,817	$37,672	$114,877	$577,422	$506,845
Real estate purchase liabilities	750	750	—	—	—
Construction commitments	31,623	31,623	—	—	—
Loan commitments	74,074	74,074	—	—	—
	$1,343,264	$144,119	$114,877	$577,422	$506,845
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of March 31, 2016. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Life Care Services	SHO	Construction Loan	$154,500,000	$(98,855,000)	$55,645,000
Bickford Senior Living	SHO	Construction	$55,000,000	$(25,626,000)	$29,374,000
Senior Living Communities	SHO	Revolving Credit	$29,000,000	$(10,571,000)	$18,429,000
Santé Partners	SHO	Renovation	$3,500,000	$(2,621,000)	$879,000
Chancellor Health Care	SHO	Construction	$650,000	$(51,000)	$599,000
Sycamore Street (Bickford affiliate)	SHO	Revolving Credit	$500,000	$(479,000)	$21,000
East Lake Capital Management	SHO	Renovation	$400,000	$—	$400,000
Woodland Village	SHO	Renovation	$350,000	$—	$350,000

Contingencies:
East Lake Capital Management	SHO	Lease Inducement	$8,000,000	$—	$8,000,000
East Lake Capital Management	SHO	Seller Earnout	$750,000	$—	$750,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	$3,930,000	$—	$3,930,000
Discovery Senior Living	SHO	Lease Inducement	$2,500,000	$—	$2,500,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000

Bickford

In February 2015 our joint venture with Bickford announced plans to develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and consist of 60 private-pay assisted living and memory care units. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. Pre-development and land acquisition on the five facilities started in mid-2015 with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. As of March 31, 2016, land and pre-development costs incurred on the project totaled $25,626,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore which holds a minority interest in PropCo. At March 31, 2016 our commitment on the letter of credit totaled $3,930,000.

In June 2014 we entered into a $500,000 revolving loan with Sycamore to fund pre-development expenses related to potential future projects. Interest is payable monthly at 10% and the note matures in August 2015. At March 31, 2016, the revolving loan had an outstanding balance of $479,000.

Chancellor

At March 31, 2016, we have a continuing commitment with Chancellor Health Care (“Chancellor”) to provide up to $650,000 for renovations and improvements related to a recently acquired senior housing community in Oregon. Renovations began on this property during the second quarter of 2015, and we have funded $51,000 as of March 31, 2016.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living (“Discovery”) of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon attaining, and maintaining, a specified lease coverage ratio. Payments were assessed for funding in the amount of $750,000 in September 2015 with the residual potentially due later in 2016. As of March 31, 2016, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

East Lake

In connection with our July 2015 lease of three senior housing properties, NHI has committed to East Lake certain lease incentive payments of $8,000,000 contingent on reaching and maintaining certain metrics, a contingent earnout of $750,000 payable to the seller upon attaining certain metrics, and the funding of an additional $400,000 for specified capital improvements. At acquisition, we estimated the seller contingent earnout payment to be probable and, accordingly, have reflected that amount in our Condensed Consolidated Balance Sheet at March 31, 2016. Contingent payments earned will be included in the lease base when funded.

Life Care Services

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of our loan commitments to Timber Ridge, an affiliate of Life Care Services.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of March 31, 2016, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year 2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. No change to our initial assessment has been made as a result of 2015 operations, and accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Senior Living Communities

See Note 4 for a discussion of our loan commitments to Senior Living Communities, LLC and its affiliates.

Woodland Village

See Note 2 for a discussion of our renovation commitment to Village Concepts Retirement Communities.

Litigation

Our facilities are subject to claims and suits in the ordinary course of business. Our lessees and borrowers have indemnified, and are obligated to continue to indemnify us, against all liabilities arising from the operation of the facilities and are further obligated to indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there may be lawsuits pending against certain of the owners and/or lessees of our facilities, management believes that the ultimate resolution of all such pending proceedings will have no material adverse effect on our financial condition, results of operations or cash flows.

FFO, AFFO & FAD

These supplemental operating performance measures may not be comparable to similarly titled measures used by other REITs. Consequently, our Funds From Operations (“FFO”), Normalized FFO, Normalized Adjusted Funds From Operations (“AFFO”) and Normalized Funds Available for Distribution (“FAD”) may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of these operating performance measures, caution should be exercised when comparing our Company’s FFO, Normalized FFO, Normalized AFFO and Normalized FAD to that of other REITs. These financial performance measures do not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) (these measures do not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and are not necessarily indicative of cash available to fund cash needs.

Funds From Operations - FFO

Our FFO and normalized FFO per diluted common share for the three months ended March 31, 2016 increased $0.03 (2.7%) over the same period in 2015. FFO and normalized FFO increased primarily as the result of our new real estate investments since March 2015. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the three months ended March 31, 2016 increased $0.05 (5.1%) over the same period in 2015 due primarily to the impact of real estate investments completed since March 2015. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD per diluted common share for the three months ended March 31, 2016 increased $0.04 (3.9%) over the same period in 2015, due primarily to the impact of real estate investments completed since March 2015. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to common stockholders	$32,725	$29,683
Elimination of certain non-cash items in net income:
Depreciation	13,733	13,014
Depreciation related to noncontrolling interest	(307)	(278)
Net gain on sales of real estate	(1,654)	—
NAREIT FFO attributable to common stockholders	44,497	42,419
Normalizing items	—	—
Normalized FFO	44,497	42,419
Straight-line lease revenue, net	(5,286)	(6,089)
Straight-line lease revenue, net, related to noncontrolling interest	(10)	15
Amortization of original issue discount	282	271
Amortization of debt issuance costs	586	549
Amortization of debt issuance costs related to noncontrolling interest	(9)	(4)
Normalized AFFO	40,060	37,161
Non-cash share based compensation	979	1,464
Normalized FAD	$41,039	$38,625

BASIC
Weighted average common shares outstanding	38,401,647	37,558,067
NAREIT FFO per common share	$1.16	$1.13
Normalized FFO per common share	$1.16	$1.13
Normalized AFFO per common share	$1.04	$.99
Normalized FAD per common share	$1.07	$1.03

DILUTED
Weighted average common shares outstanding	38,414,791	37,645,265
NAREIT FFO per common share	$1.16	$1.13
Normalized FFO per common share	$1.16	$1.13
Normalized AFFO per common share	$1.04	$.99
Normalized FAD per common share	$1.07	$1.03

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2016	2015
Net income	$33,109	$30,013
Interest expense at contractual rates	9,515	7,712
Franchise, excise and other taxes	283	226
Income tax (benefit) of taxable REIT subsidiary	(161)	(92)
Depreciation	13,733	13,014
Amortization of debt issuance costs and bond discount	868	820
Net gain on sales of real estate	(1,654)	—
Adjusted EBITDA	$55,693	$51,693

Interest expense at contractual rates	$9,515	$7,712
Principal payments	189	183
Fixed Charges	$9,704	$7,895

Fixed Charge Coverage	5.7x	6.5x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2016, we were exposed to market risks related to fluctuations in interest rates on approximately $56,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($494,000,000 at March 31, 2016) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2016, net interest expense would increase or decrease annually by approximately $280,000 or $.01 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	March 31, 2016			December 31, 2015
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$200,000	20.9%	3.25%	$200,000	21.4%	3.25%
Unsecured term loans[2]	575,000	60.2%	4.03%	575,000	61.6%	4.03%
HUD mortgage loans[3]	46,419	4.8%	4.04%	46,608	5.0%	4.04%
Secured mortgage loans[4]	78,084	8.2%	3.79%	78,084	8.4%	3.79%

Variable rate:
Unsecured revolving credit facility	56,000	5.9%	1.94%	34,000	3.6%	1.93%
	$955,503	100.0%	3.73%	$933,692	100.0%	3.77%

[1] Differs from carrying amount due to unamortized discount and debt issuance costs.
[2] Includes five term loans in 2015; rate is a weighted average.
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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of March 31, 2016 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$325,000	$335,424	$348,399	$323,016
Convertible senior notes	200,000	202,004	207,162	196,981
Fannie Mae mortgage loans	78,084	79,064	82,218	76,046
HUD mortgage loans	46,419	48,910	52,647	45,535

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2016, the fair value of our mortgage notes receivable, discounted for estimated changes in the risk-free rate, was approximately $161,398,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $3,227,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $3,350,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $58,532,000 at March 31, 2016, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $5,853,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2016.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2016, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
4.2
Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 31, 2014)

4.3
First Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 31, 2014)

10.1
Purchase and Sale Agreement, dated as of April 1, 2016, between Texas NHI Investors, LLC and Gladewater Real Estate, LP, Firehole River Real Estate Holdings - Granite Mesa, Ltd, Firehole River Real Estate Holdings - Sonterra, Ltd, Firehole River Real Estate Holdings - West San Antonio, Ltd, RGV Real Estate Holdings, Ltd, Firehole River Real Estate Holdings - Euless, LP, and Firehole River Real Estate Holdings - Katy, LLC, and Legend Healthcare, LLC

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 5, 2016	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer,

Date:	May 5, 2016	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)