Form 10-Q
period 2016-06-30
NATIONAL HEALTH INVESTORS INC
filed 2016-08-05
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 39,162,079 shares of common stock outstanding of the registrant as of August 3, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets:
Real estate properties:
Land	$163,476	$137,532
Buildings and improvements	2,156,763	1,945,323
Construction in progress	27,782	13,011
	2,348,021	2,095,866
Less accumulated depreciation	(281,963)	(259,059)
Real estate properties, net	2,066,058	1,836,807
Mortgage and other notes receivable, net	160,062	133,714
Cash and cash equivalents	3,876	13,286
Marketable securities	23,751	72,744
Straight-line rent receivable	62,034	59,777
Equity-method investment and other assets	19,673	15,544
Assets held for sale, net	—	1,346
Total Assets	$2,335,454	$2,133,218

Liabilities and Equity:
Debt	$1,072,835	$914,443
Accounts payable and accrued expenses	26,235	19,397
Dividends payable	35,239	32,637
Lease deposit liabilities	21,275	21,275
Real estate purchase liabilities	750	750
Deferred income	477	2,256
Total Liabilities	1,156,811	990,758

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
39,154,872 and 38,396,727 shares issued and outstanding, respectively	392	384
Capital in excess of par value	1,135,726	1,085,136
Cumulative net income in excess of dividends	27,379	19,862
Accumulated other comprehensive income	6,074	27,910
Total National Health Investors Stockholders' Equity	1,169,571	1,133,292
Noncontrolling interest	9,072	9,168
Total Equity	1,178,643	1,142,460
Total Liabilities and Equity	$2,335,454	$2,133,218

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2015 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues:
Rental income	$57,028	$52,670	$112,102	$105,165
Interest income from mortgage and other notes	3,232	2,521	6,324	4,642
Investment income and other	944	1,122	1,796	2,257
	61,204	56,313	120,222	112,064
Expenses:
Depreciation	14,695	13,004	28,429	26,017
Interest, including amortization of debt discount and issuance costs	10,666	9,287	20,928	17,699
Legal	124	75	250	179
Franchise, excise and other taxes	273	217	555	444
General and administrative	2,120	2,514	5,048	6,358
Loan and realty losses (recoveries)	14,726	(491)	14,726	(491)
	42,604	24,606	69,936	50,206

Income before equity-method investee, TRS tax benefit, investment and
other gains and noncontrolling interest	18,600	31,707	50,286	61,858
Loss from equity-method investee	(57)	(283)	(460)	(513)
Income tax benefit attributable to taxable REIT subsidiary	23	113	184	206
Investment and other gains	26,415	—	28,080	—
Net income	44,981	31,537	78,090	61,551
Less: net income attributable to noncontrolling interest	(386)	(355)	(770)	(685)
Net income attributable to common stockholders	$44,595	$31,182	$77,320	$60,866

Weighted average common shares outstanding:
Basic	38,520,221	37,566,221	38,460,934	37,562,144
Diluted	38,561,384	37,607,117	38,488,088	37,626,192

Earnings per common share:
Net income attributable to common stockholders - basic	$1.16	$.83	$2.01	$1.62
Net income attributable to common stockholders - diluted	$1.16	$.83	$2.01	$1.62

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$44,981	$31,537	$78,090	$61,551
Other comprehensive income (loss):
Change in unrealized gains on securities	(42,354)	(1,723)	(39,540)	(839)
Less: reclassification adjustment for gains in net income	23,487	—	23,498	—
Increase (decrease) in fair value of cash flow hedge	(2,331)	3,635	(7,811)	1,305
Less: reclassification adjustment for amounts recognized in net income	1,004	(1,177)	2,017	(2,134)
Total other comprehensive income (loss)	(20,194)	735	(21,836)	(1,668)
Comprehensive income	24,787	32,272	56,254	59,883
Less: comprehensive income attributable to noncontrolling interest	(386)	(355)	(770)	(685)
Comprehensive income attributable to common stockholders	$24,401	$31,917	$55,484	$59,198

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$78,090	$61,551
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	28,429	26,017
Amortization	1,772	1,709
Straight-line rental income	(10,583)	(12,308)
Non-cash interest income on construction loan	(386)	—
Non-cash write-offs due to lease transition	14,726	—
Gain on sale of real estate	(4,582)	—
Gain on sale of marketable securities	(23,498)	—
Loan recovery	—	(491)
Share-based compensation	1,230	1,697
Amortization of commitment fees	(143)	—
Loss from equity-method investee	460	513
Change in operating assets and liabilities:
Equity-method investment and other assets	(109)	740
Accounts payable and accrued expenses	(431)	(1,004)
Deferred income	(1,780)	1,572
Net cash provided by operating activities	83,195	79,996

Cash flows from investing activities:
Investment in mortgage and other notes receivable	(41,673)	(52,580)
Collection of mortgage and other notes receivable	15,855	16,765
Investment in real estate	(261,610)	(3,261)
Investment in real estate development	(15,554)	(4,571)
Investment in renovations of existing real estate	(815)	(1,816)
Payment allocated to lease purchase option	(6,400)	—
Long-term escrow deposit	(4,500)	—
Proceeds from disposition of real estate properties	27,723	—
Proceeds from sales of marketable securities	56,449	—
Net cash used in investing activities	(230,525)	(45,463)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	157,000	(273,000)
Proceeds from issuance of secured debt	—	78,084
Borrowings on term loans	—	225,000
Payments on term loans	(381)	(368)
Debt issuance costs	—	(2,305)
Equity offering costs	—	(275)
Taxes remitted in relation to employee stock options exercised	(822)	—
Proceeds from issuance of common shares	50,190	1
Distributions to noncontrolling interest	(866)	(869)
Dividends paid to stockholders	(67,201)	(60,795)
Net cash provided by (used in) financing activities	137,920	(34,527)

Increase (decrease) in cash and cash equivalents	(9,410)	6
Cash and cash equivalents, beginning of period	13,286	3,287
Cash and cash equivalents, end of period	$3,876	$3,293

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2016	2015
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$19,057	$13,723
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to investments in real estate development	$1,475	$1,112
Conversion of note balance into real estate investment	$—	$255

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2015	38,396,727	$384	$1,085,136	$19,862	$27,910	$1,133,292	$9,168	$1,142,460
Total comprehensive income	—	—	—	77,320	(21,836)	55,484	770	56,254
Distributions to noncontrolling interest	—	—	—	—	—	—	(866)	(866)
Issuance of common stock, net	714,666	8	50,181	—	—	50,189	—	50,189
Taxes remitted on employee stock options exercised	—	—	(822)	—	—	(822)	—	(822)
Shares issued on stock options exercised, net of shares withheld	43,479	—	1	—	—	1	—	1
Share-based compensation	—	—	1,230	—	—	1,230	—	1,230
Dividends declared, $1.80 per common share	—	—	—	(69,803)	—	(69,803)	—	(69,803)
Balances at June 30, 2016	39,154,872	$392	$1,135,726	$27,379	$6,074	$1,169,571	$9,072	$1,178,643

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

At June 30, 2016, we held an interest in six unconsolidated VIEs, for each of whom we have concluded that NHI is not the primary beneficiary. These interests consist of 1) a start-up lessee in which NHI’s variable interest consists of its leasehold interests entered into in July 2015 and June 2016, analogous to financing arrangements (Note 2); 2) our joint venture in an operating company organized under provisions of the REIT Investment Diversification and Empowerment Act, (“RIDEA”), (Note 3); 3) a guarantee on a letter of credit for our RIDEA joint venture partner (Note 4); 4) two construction mortgage notes receivable aggregating $112,692,000 from a continuing care retirement community operator (Note 4); 5) two development loans and our lease with an entrance-fee community operator (Note 4); and 6) a fixed-price purchase option with a developer (Note 2). Our direct support of the above VIEs has been limited to the transactions described herein, including our commitments and contingencies described in Note 7, and any decision to furnish additional direct support would be at our discretion and not obligatory. We believe our exposure to losses as a result of our involvement with these unconsolidated VIEs would be limited to our carrying value of these investments, as adjusted for any unrealized loss carry-forwards, the amount of loan and other commitments, and as guarantor under the letter of credit. We generally lack, either directly or through related parties, any material input in the activities that most significantly impact the economic performance of these entities.

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

Reclassifications - We have reclassified, for all periods presented, certain loan commitment fees paid by our borrowers, which were previously accounted for on our Consolidated Balance Sheet at December 31, 2015, as deferred revenues. The fees are included in our consolidated balance sheets as a reduction of the related loan receivable balance. The effect has been to reduce total assets and total liabilities by $1,317,000 on our Condensed Consolidated Balance Sheet as of December 31, 2015. See Note 13 for a description of recent accounting pronouncements which require reclassification of items previously presented.
New Accounting Pronouncements - For a review of recent accounting pronouncements pertinent to our operations and management’s judgment as to the impact that the eventual adoption of these pronouncements will have on our financial position and results of operation, see Note 13.

NOTE 2. REAL ESTATE

As of June 30, 2016, we owned 194 health care real estate properties located in 32 states and consisting of 122 senior housing communities, 67 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $1,118,000) consisted of properties with an original cost of approximately $2,346,903,000, rented under triple-net leases to 26 lessees.

During the six months ended June 30, 2016, we made investments and commitments related to real estate as described below (dollars in thousands):

Operator	Properties	Asset Class	Amount
Watermark Retirement Communities / East Lake Capital Mgmt.	2	SHO	$66,300
The Ensign Group	8	SNF	118,500
Woodland Village	1	SHO	9,813
Bickford Senior Living	5	SHO	89,900
			$284,513

Watermark Retirement / East Lake Capital

On June 1, 2016, NHI acquired two entrance fee continuing care retirement communities (“CCRCs”) from funds managed by certain affiliates of East Lake Capital Management (“East Lake”) for $56,300,000 in cash, inclusive of a $4,500,000 regulatory deposit, and entered into a lease transaction with affiliates of East Lake. The CCRCs consist of 460 units and are located in Bridgeport and Southbury, Connecticut. The communities are sub-leased to affiliates of Watermark Retirement Communities (“Watermark”), the current manager. The lease has a term of 15 years, with an initial lease rate to East Lake of 7% with escalators of 3.5% in years two through four, and 3% annually thereafter. NHI has committed up to an additional $10,000,000 for capital improvements and potential expansion of the communities over the next two years, of which $747,000 was drawn at June 30, 2016. Because the facilities had no history as rental operations, we accounted for the purchase as an asset acquisition.

In conjunction with the lease, East Lake acquired a variable-rate purchase option on the properties as a whole, exercisable beginning in year six of the lease. The option will be based on our initial acquisition cost, our funding of capital improvements and expansions, other additional funding that may then be in place, or further rent escalations during the remaining duration of the option window.

East Lake’s June 2016 lease represents an expansion of its relationship with NHI, which began in July 2015, with our acquisition and lease to East Lake of two senior living campuses and one assisted living/memory care facility. East Lake’s relationship to NHI consists of its leasehold interests and purchase options and is considered a variable interest, analogous to a financing arrangement. Because we neither control East Lake nor have any role in its day-to-day management, we have no material input into activities that most significantly impact the entity’s economic performance, and we account for our transactions with East Lake at amortized cost. We are not obligated to provide further support to East Lake, and accordingly the maximum extent of our exposure to loss is limited to our investment in the facilities.

The Ensign Group

On April 1, 2016, we purchased eight skilled nursing facilities in Texas totaling 931 beds for $118,500,000 in cash. The facilities were owned and operated by NHI’s existing tenant, Legend Healthcare (“Legend”), and we accounted for the purchase as an asset acquisition. Concurrent with the acquisition, we amended in-place leases covering the nine existing skilled nursing facilities we leased to Legend, extending their provisions to the new facilities. The amendment also replaced purchase options that provided for equal sharing of any appreciation in value, within a specified range, with purchase options having a price determined at fair value, exercisable at the end of the lease term. Based on our analysis of the in-place rights, benefits and obligations, $6,400,000 of the consideration in the acquisition was allocated to the canceled provisions related to the in-place leases.

On May 1, 2016, Legend and NHI agreed to transition Legend’s skilled nursing operations under it’s lease with NHI to a new operator, and NHI entered into a new 15-year master lease with affiliates of The Ensign Group, Inc. (“Ensign”) on 15 of the former Legend facilities for an initial annual amount of $17,750,000, plus an annual escalator based on inflation. NHI’s total original investment in the 15 facilities leased to Ensign is approximately $211,000,000. The Ensign lease has two 5-year renewal options. Upon entering the new lease, NHI sold to Ensign for $24,600,000 two remaining skilled nursing facilities in Texas totaling 245 beds previously under lease to Legend. The Ensign lease, secured in part by the operator’s corporate guaranty, replaces the amended Legend lease, and, accordingly, the rights, benefits and obligations held by Legend have terminated. In recording the transition of our leases to Ensign, we wrote off the fair value assigned to the former Legend leases and $8,326,000 of accumulated straight-line rent receivable, leaving a preliminary allocation of $6,252,000 to land and $105,848,000 to depreciable assets.

As part of this transaction, NHI has committed to purchase, from a developer, four skilled nursing facilities under Legend management in Texas for $56,000,000. The option to purchase would occur at stabilization. On exercise of the option, NHI has committed to lease the facilities to Ensign. The buildings are in various stages of development, and the purchase window for the first facility is expected to open in 2017.

The fixed-price nature of the option creates a variable interest for NHI in the developer, whom NHI considers to lack sufficient equity to finance its operations without recourse to additional subordinated debt. The presence of these conditions causes the developer to be considered a VIE. However, because NHI lacks both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity, NHI is not its primary beneficiary. We therefore account for our transactions with the developer at historical cost. Our exposure to loss as a result of our relationship with the VIE is limited to the amount of our commitments.

Woodland Village

On January 15, 2016, we acquired a 98-unit independent living community in Chehalis, Washington, for $9,463,000 in cash inclusive of closing costs of $213,000 plus an additional commitment to fund $350,000 in specified capital improvements, of which $125,000 has been funded at June 30, 2016. We leased the facility to a partnership between Marathon Development and Village Concepts Retirement Communities for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7.25% plus annual escalators. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

Bickford

On June 1, 2016, in an asset acquisition, we acquired five assisted living and memory care facilities owned and operated by Bickford Senior Living (“Bickford”) for $87,500,000, including $77,747,000 in cash and cancellation of notes and accrued interest receivable totaling $9,753,000 (Note 4). Additionally, we have committed $2,400,000 for capital expenditures and expansion of the existing facilities, the funding of which will be added to the lease base. The lease provides for an initial rate of 7.25% and term of 15 years plus two five-year renewal options. The annual lease escalator is 3%. NHI’s purchase option on an additional Bickford facility was relinquished. The facilities, consisting of 277 total units, are located in Iowa (2), Missouri, Illinois, and Nebraska. We recognized $849,000 in revenues from this lease through June 30, 2016. The facilities are not included in the existing RIDEA joint venture between the parties.

As of June 30, 2016, we owned an 85% equity interest and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford Senior Living (“Bickford”), owned a 15% equity interest in our consolidated subsidiary (“PropCo”) which owns 32 assisted living/memory care facilities plus 5 facilities in pre-development and development. The facilities are leased to an operating company (“OpCo”), in which we retain a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture is structured to comply with the provisions of RIDEA. See Note 12 for a discussion of our decision to convert the RIDEA portfolio to a triple-net tenancy.

As of June 30, 2016, the annual contractual rent from OpCo to PropCo is $25,359,000, plus annual escalators of 3%. NHI has an exclusive right to Bickford’s future acquisitions, development projects and refinancing transactions. Of our total revenues, $6,315,000 (10%) and $5,890,000 (10%) were recognized as rental income from the RIDEA joint venture for the three months ended June 30, 2016 and 2015, respectively, and $12,622,000 (10%) and $11,695,000 (10%) for the six months ended June 30, 2016 and 2015, respectively.

Holiday

As of June 30, 2016, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The master lease term of 17 years began in December 2013 and provides for an escalator of 4.5% in 2017 and a minimum of 3.5% each year thereafter.

Of our total revenues, $10,954,000 (18%) and $10,954,000 (19%) were derived from Holiday for the three months ended June 30, 2016 and 2015, including $2,241,000 and $2,616,000 in straight-line rent, respectively. Of our total revenues, $21,908,000 (18%) and $21,908,000 (20%) were derived from Holiday for the six months ended June 30, 2016 and 2015, including $4,482,000 and $5,233,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of June 30, 2016, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Current year	$733	$596	$1,466	$1,192
Prior year final certification[1]	—	—	547	94
Total percentage rent income	$733	$596	$2,013	$1,286
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,270,000 (15%) and $9,133,000 (16%) were derived from NHC for the three months ended June 30, 2016 and 2015, respectively and $19,087,000 (16%) and $18,360,000 (16%) for the six months ended June 30, 2016 and 2015, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of June 30, 2016, NHC owned 1,630,462 shares of our common stock.

Senior Living Communities

Beginning in December 2014 we leased eight retirement communities with 1,671 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease contains two 5-year renewal options and provides for annual escalators of 4% in years two through four and 3% thereafter.

Of our total revenue, $9,855,000 (16%) and $9,855,000 (18%) in lease revenues were derived from Senior Living for the three months ended June 30, 2016 and 2015, respectively, including $1,795,000 and $2,105,000, respectively, in straight-line rent. For the six months ended June 30, 2016 and 2015, of our total revenues, $19,711,000 (16%) and $19,711,000 (18%) were derived from Senior Living including $3,591,000 and $4,211,000, respectively, in straight-line rent.

Disposition of Assets

On March 22, 2016, we sold a skilled nursing facility in Idaho for cash consideration of $3,000,000. The carrying value of the facility was $1,346,000, and we recorded a gain of $1,654,000. As discussed above in connection with The Ensign Group, we sold two skilled nursing facilities in May 2016 for total consideration of $24,600,000 and realized a gain of $2,805,000 on the disposal. In June 2016, we recognized a gain of $123,000 on the sale of a vacant land parcel.

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Equity-method investment in OpCo	$7,197	$7,657
Accounts receivable and other assets	3,905	3,256
Reserves for replacement, insurance and tax escrows	8,571	4,631
	$19,673	$15,544

Upon the acquisition of our equity method investment in OpCo in 2012, our purchase price was allocated to the assets acquired based upon their estimated relative fair values. Accounting guidance for equity method investments requires that we account for the difference between the cost basis of our investment in OpCo and our pro rata share of the amount of underlying equity in the net assets of OpCo as though OpCo were a consolidated subsidiary. Accordingly, the excess of the original purchase price over the fair value of identified tangible assets at acquisition of $8,986,000 is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment. When we acquired Bickford properties in June 2013, an assignment was entered into whereby the operations of the facilities were conveyed by an affiliate of Bickford to OpCo. The transaction mandated the effective cut-off of operating revenues and expenses and the settlement of operating assets and liabilities as of the acquisition date. Specified remaining net tangible assets were assigned to OpCo at the transferor's carryover basis resulting in an adjustment, through NHI's capital in excess of par value to our equity method investment in OpCo, of $817,000. We monitor and periodically review our equity method investment in OpCo for impairment to determine whether a decline, if any, in the value of the investment is other-than temporary. We noted no decline in value as of June 30, 2016. See Note 12 for a discussion of our decision to convert the RIDEA portfolio to a triple-net tenancy.

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

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At June 30, 2016, we had net investments in mortgage notes receivable with a net carrying value of $128,984,000, secured by real estate and UCC liens on the personal property of 8 facilities, and other notes receivable with a carrying value of $31,078,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at June 30, 2016 or December 31, 2015.

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of June 30, 2016. We anticipate fully funding Note A by December 31, 2016. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note (“Note B”) is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B through December 2016 and expect substantial repayment with new resident entrance fees upon the opening of Phase II. The total amount funded on Note B was $85,872,000 as of June 30, 2016.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. The current basis of our investment in Timber Ridge loans, net of unamortized commitment fees, is $112,692,000, but we are obligated to complete the funding of both Notes A and B of up to $154,500,000 which represents the maximum exposure to loss of NHI due to our relationship with Timber Ridge. Because we neither control the entity, nor have any role in its day-to-day management, we account for our investment in LCS-WP at amortized cost.

Senior Living Communities

In connection with the acquisition in December 2014 of the properties leased to Senior Living, we provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $12,467,000 at June 30, 2016, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 1.49% at June 30, 2016, plus 6%.

In March 2016, we extended mezzanine loans of $12,000,000 and $2,000,000 to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans have a total balance of $2,109,000 at June 30, 2016.

Our loans to Senior Living, and its subsidiaries represent a variable interest as does our lease, which is considered to be analogous to a financing arrangement. Senior Living is structured to limit liability for potential claims for damages and is appropriately capitalized for that purpose. Accordingly, NHI holds guarantees that reach to the underlying ownership interests. Because we neither control Senior Living, nor have any role in its day-to-day management, we have no material input into activities that most significantly impact the entity’s economic performance, and we account for our transactions with Senior Living and its subsidiaries at amortized cost. We are not obligated to provide support beyond our stated commitments to Senior Living, and accordingly the maximum extent of our exposure to loss is limited to our investment in the facilities and the amount of our commitments, as discussed above.

Sycamore

As discussed in Note 2, on June 1, 2016, two notes receivable from Sycamore having an aggregate principal and accrued interest balance of $9,753,000 were retired as part of an asset acquisition.

As of June 30, 2016, our direct support of Sycamore is limited to our guarantee on a $3,930,000 letter of credit established for their benefit. We are not obligated to extend support to Sycamore beyond our guarantee; and, accordingly, our commitment embodied in this guarantee represents our maximum exposure to loss. Because we do not control Sycamore, nor do we have any role in the day-to-day management, we account for our guarantee at fair value.

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

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$5,127	$23,751	$21,040	$55,815
Debt securities	$—	$—	$17,037	$16,929

Net unrealized gains related to available-for-sale securities were $18,624,000 at June 30, 2016 and $34,667,000 at December 31, 2015. During the quarter ended June 30, 2016, we recognized gains on sales of marketable securities of $23,498,000 which were reclassified from accumulated other comprehensive income and are included in our Condensed Consolidated Statements of Income as Investment and other gains.

NOTE 6. DEBT

Debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Convertible senior notes - unsecured (net of discount of $5,295 and $5,862)	$194,705	$194,138
Revolving credit facility - unsecured	191,000	34,000
Bank term loans - unsecured	250,000	250,000
Private placement term loans - unsecured	325,000	325,000
HUD mortgage loans (net of discount of $1,530 and $1,573)	44,698	45,035
Fannie Mae term loans - secured, non-recourse	78,084	78,084
Unamortized loan costs	(10,652)	(11,814)
	$1,072,835	$914,443

Aggregate principal maturities of debt as of June 30, 2016 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended June 30,
2017	$781
2018	808
2019	835
2020	441,863
2021	200,893
Thereafter	445,132
1,090,312
Less: discount	(6,825)
Less: unamortized loan costs	(10,652)
$1,072,835

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

In June 2015 we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (47 bps at June 30, 2016); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. At closing, the new facility replaced a smaller credit facility last amended in March 2014 that provided for $700,000,000 of total commitments. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At June 30, 2016 we had $359,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

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

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”). Interest is payable April 1st and October 1st of each year. As adjusted for terms of the indenture, the Notes are convertible at a conversion rate of 14.05 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.17 per share for a total of approximately 2,810,065 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because the conversion price is in excess of the average stock price for the quarter, the impact of the conversion option is currently anti-dilutive to the earnings per share calculation and as such has no effect on our earnings per share.

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

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at June 30, 2016, was $3,696,000.

Our HUD mortgage loans are secured by ten properties in our joint venture with Bickford. Nine mortgage notes require monthly payments of principal and interest from 4.65% to 4.75% in the first year and from 4.3% to 4.4% thereafter (inclusive of mortgage insurance premium) and mature in August and October 2049. An additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,213,000 and an estimated fair value of $8,163,000.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest expense at contractual rates	$9,991	$8,511	$19,505	$16,223
Capitalized interest	(196)	(84)	(316)	(204)
Amortization of debt issuance costs and debt discount	871	860	1,739	1,680
Total interest expense	$10,666	$9,287	$20,928	$17,699

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of June 30, 2016 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(1,030)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(4,335)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(7,281)

See Note 11 for fair value disclosures about our variable and fixed rate debt and interest rate swap agreements.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Bickford

In February 2015 our joint venture with Bickford announced plans to develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and consist of 60 private-pay assisted living and memory care units. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. Pre-development and land acquisition on the five facilities started in mid-2015 with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. As of June 30, 2016, land and development costs incurred on the project totaled $34,536,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore which holds a minority interest in PropCo. At June 30, 2016 our commitment on the letter of credit totaled $3,930,000.

In conjunction with our acquisition of five assisted living and memory care communities in June 2016, we have committed to Bickford the funding of an additional $2,400,000 for capital expenditures and the expansion of the existing facilities, the funding of which will be added to the lease base. No amounts have been funded toward our commitment as of June 30, 2016.

Chancellor

At June 30, 2016, we had a continuing commitment with Chancellor Health Care ("Chancellor") to provide up to $650,000 for renovations and improvements related to a senior housing community in Oregon. Renovations began on this property during the second quarter of 2015, and we have funded $52,000 as of June 30, 2016.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living (“Discovery”) of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon attaining, and maintaining, a specified lease coverage ratio. Payments were assessed for funding in an amount of $750,000 in September 2015 with the residual potentially due later in 2016. As of June 30, 2016, incurring the contingent payments were not considered probable. Accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

East Lake

In connection with our July 2015 lease of three senior housing properties, NHI has committed to East Lake certain lease incentive payments of $8,000,000 contingent on reaching and maintaining certain metrics, a contingent earnout of $750,000 payable to the seller upon attaining certain metrics, and the funding of an additional $400,000 for specified capital improvements. At acquisition, we estimated the seller contingent earnout payment to be probable and accordingly, have reflected that amount in our Condensed Consolidated Balance Sheet at June 30, 2016. Funding of capital improvements and contingent payments earned will be included in the lease base when funded.

The Ensign Group

Our May 2016 lease of 15 skilled nursing facilities in Texas to The Ensign Group, as discussed in Note 2, includes a commitment from NHI to purchase four skilled nursing facilities being developed in Texas for $56,000,000 and lease them to Ensign. The facilities are in various stages of development, and the purchase window for the first facility is expected to open in 2017. As of June 30, 2016, no amounts related to this commitment have been funded.

Life Care Services

See Note 4 for a discussion of our loan commitments to Timber Ridge, an affiliate of Life Care Services.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of June 30, 2016, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year 2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. No change to our initial assessment has been made as a result of 2015 operations, and accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Senior Living Communities

See Note 4 for a discussion of our loan commitments to Senior Living Communities, LLC and its affiliates.

Watermark Retirement Communities

In connection with our acquisition of two entrance fee continuing care retirement communities currently operated by Watermark Retirement Communities in June 2016, we have committed to our tenant East Lake up to an additional $10,000,000 for capital improvements and potential expansion of the communities over the next two years. A total of $747,000 has been funded toward this commitment as of June 30, 2016.

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

NOTE 8. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gains on sales of real estate	$2,928	$—	$4,582	$—
Gains on sales of marketable securities	23,487	—	23,498	—
	$26,415	$—	$28,080	$—

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. As of June 30, 2016, there were 1,446,668 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of June 30, 2016, the 2005 Plan has expired and no additional shares may be granted under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected will result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended June 30, 2016 and 2015 was $251,000 and $233,000, respectively, and is included in general and administrative expense in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2016 and 2015 compensation expense included in general and administrative expense was $1,230,000 and $1,697,000, respectively.

At June 30, 2016, we had $900,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2016 - $501,000, 2017 - $360,000 and 2018 - $39,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The weighted average fair value per share of options granted was $3.65 and $4.74 for 2016 and 2015, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015
Dividend yield	5.9%	4.7%
Expected volatility	19.1%	17.8%
Expected lives	2.9 years	2.8 years
Risk-free interest rate	0.91%	0.98%

The following table summarizes our outstanding stock options:

	Six Months Ended
	June 30,
	2016	2015
Options outstanding January 1,	741,676	871,671
Options granted under 2012 Plan	470,000	450,000
Options granted under 2005 Plan	—	20,000
Options exercised under 2012 Plan	(451,668)	(421,657)
Options exercised under 2005 Plan	—	(50,002)
Options outstanding, June 30,	760,008	870,012

Exercisable at June 30,	406,660	596,664

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$44,595	$31,182	$77,320	$60,866

BASIC:
Weighted average common shares outstanding	38,520,221	37,566,221	38,460,934	37,562,144

DILUTED:
Weighted average common shares outstanding	38,520,221	37,566,221	38,460,934	37,562,144
Stock options	41,163	40,896	27,154	54,577
Convertible subordinated debentures	—	—	—	9,471
Average dilutive common shares outstanding	38,561,384	37,607,117	38,488,088	37,626,192

Net income per common share - basic	$1.16	$.83	$2.01	$1.62
Net income per common share - diluted	$1.16	$.83	$2.01	$1.62

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	41,163	51,643	23,367	22,401
Regular dividends declared per common share	$.90	$.85	$1.80	$1.70

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

Marketable securities. We utilize quoted prices in active markets to measure debt and equity securities; these items are classified as Level 1 in the hierarchy and include the common and preferred stock of other publicly held healthcare REITs.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	June 30, 2016	December 31, 2015
Level 1
Common stock of other healthcare REITs	Marketable securities	$23,751	$55,815
Debt securities	Marketable securities	$—	$16,929

Level 2
Interest rate swap liability	Accounts payble and accrued expenses	$12,646	$6,730

Carrying values and fair values of financial instruments that are not carried at fair value at June 30, 2016 and December 31, 2015 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2016	2015	2016	2015
Level 2
Variable rate debt	$437,302	$279,745	$441,000	$284,000
Fixed rate debt	$635,533	$634,698	$676,989	$641,066

Level 3
Mortgage and other notes receivable	$160,062	$133,714	$172,012	$141,408

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility are reasonably estimated at their carrying value at June 30, 2016 and December 31, 2015, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 12. SUBSEQUENT EVENTS

New Debt Financing

On July 15, 2016, we committed to additional debt financing from a private placement lender and locked in a fixed interest rate.  On or before October 6, 2016, we expect to issue $75,000,000 of 8-year notes with a coupon of 3.93%.  The notes are unsecured and require quarterly payments of interest only until maturity.  Terms and conditions of the new financing are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell the facilities.

Bickford

On July 15, 2016, NHI extended a $14,000,000 construction loan facility to Bickford for the purpose of developing and operating an assisted living/memory care community in Illinois. Initial funding at the loan date was $1,037,000, interest is to accrue at 9%, and the loan is to mature on July 15, 2021. The promissory note is secured by a first mortgage lien on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. The loan and subject property are not included in the existing RIDEA joint venture between the parties.

On August 4, 2016, NHI and Bickford announced their intention under a letter of understanding, to terminate the joint venture that has been in place between the parties since September 30, 2012 and convert Bickford to a triple-net tenancy. The letter of understanding is subject to certain conditions including: final approval by secured lenders, legal and tax review, and the negotiation and execution of legal documents. According to plans for the unwinding, NHI has agreed to redeem Bickford’s 15% interest in the real estate underlying the joint venture (PropCo) for a payment to Bickford of $25,100,000, and Bickford is to pay NHI $8,100,000 in redemption of our non-controlling 85% interest in senior housing operations (OpCo), which we have carried on our balance sheet as an equity-method investment. For accounting purposes, these allocations will be subject to final fair valuation.

NHI’s gain from the sale of OpCo, if any, will be calculated on the difference between the carrying amount of our equity-method investment, including the related net operating loss carry-forward, and proceeds attributed to the redemption, based on fair value of the interests conveyed. No gain or loss will be recognized on our acquisition of Bickford’s 15% interest in PropCo, which has previously been consolidated. Rather, Bickford’s non-controlling interest will be de-recognized, and the difference between the fair value of NHI’s cost allocated to the redemption and the carrying amount for Bickford’s non-controlling interest will be recorded as an adjustment to equity through additional-paid-in capital.

Additional provisions of the letter of understanding govern the unwinding of developmental and expansion projects either currently being undertaken or in the planning stages, provide for dispensation of transaction costs, impose a purchase option structure related to in-place loans for the construction of facilities, put in place rights of first refusal on future development, and generally preserve the existing rent structure. Personal guarantees are to be modified to more appropriately reflect the revision of ownership roles. Because of the nature and extent of conditions precedent to closing, a precise time-frame to finalize the closing is still uncertain.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

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

We are evaluating what effect, if any, that adopting the provisions of ASU 2015-01 in 2018 will have on NHI.

In February 2016 the FASB issued ASU 2016-02, Leases. Public companies will be required to apply ASU 2016-02 for all accounting periods beginning after December 15, 2018 - for REITs this means application will be required beginning Jan. 1, 2019. Early adoption is permitted. All leases with lease terms greater than one year are subject to ASU 2016-02 , including leases in place as of the adoption date. Management expects that, because of the ASU 2016-02’s emphasis on lessee accounting, ASU 2016-02 will not have a material impact on our accounting for leases. Consistent with present standards, NHI will continue to account for lease revenue on a straight-line basis for most leases. Also consistent with NHI’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized.

In March 2016 the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. ASU 2016-09 is effective for public companies starting in fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The areas for simplification in ASU 2016-09 involve several aspects of accounting for share-based payment transactions, including related income tax consequences, classification of awards as either equity or liabilities, and classification of equity awards within the statement of cash flows. Because NHI is designed as a pass-through entity for purposes of Federal taxation, many of the provisions of ASU 2016-09 which deal with taxation will not have a material effect on our financial statements. Among the provisions with broader reach are simplifications as to treatment of forfeitures, which under current GAAP are based on the number of awards that are expected to vest. Upon adoption of ASU 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as in current GAAP, or account for forfeitures when they occur. Additionally, ASU 2016-09 clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. Our adoption of the provisions of ASU 2016-09 in the first quarter of 2016 had no material effect on our consolidated financial statements.

In March 2016 the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments, which clarifies how to assess whether contingent call (put) options that can accelerate the payment on debt instruments are clearly and closely related to their debt hosts. This assessment is necessary to determine if the options must be separately accounted for as derivatives. The ASU clarifies that an entity is required to assess the embedded options solely in accordance with a specific four-step decision sequence and is not also required to assess whether the contingency for exercising the options is indexed to interest rates or credit risk. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We adopted the provisions of ASU 2016-06 in the first quarter of 2016. The adoption of ASU 2016-06 did not have a material effect on our consolidated financial statements.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, are an improvement to existing standards in eliminating the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Because we are likely to continue to invest in loans, adoption of ASU 2016-13 will have some effect on our accounting for these investments; accordingly, we are evaluating the extent of the effects, if any, that adopting the provisions of ASU 2016-13 in 2020 will have on NHI.

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

This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements made, or to be made, by our senior management contain certain “forward-looking” statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitation, those containing words such as “may,” “will,” “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” and other similar expressions, are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors including, but not limited to, the following:

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2015, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and/or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

Portfolio

At June 30, 2016, we had investments in real estate and mortgage and other notes receivable involving 202 facilities located in 32 states. These investments involve 124 senior housing properties, 73 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $1,118,000) consisted of properties with an original cost of approximately $2,346,903,000, rented under triple-net leases to 26 lessees, and $160,062,000 aggregate carrying value of mortgage and other notes receivable due from 13 borrowers.

Our investments in real estate are located within the United States and our investments in mortgage loans are secured by real estate located within the United States. We are managed as one unit for internal reporting and decision making. Therefore, our reporting reflects our financial position and operations as a single segment.

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

Medical Properties within our portfolio primarily receive payment from Medicare, Medicaid and health insurance. These properties include skilled nursing facilities (“SNF”), medical office buildings (“MOB”) and hospitals that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

The following tables summarize our investments in real estate, mortgage and other notes receivable and year-to-date revenue for each asset type as of June 30, 2016 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	75	3,654		$24,321	20.7%	$609,428
Senior Living Campus	9	1,224		6,691	5.7%	134,570
Total Senior Housing - Need-Driven	84	4,878		31,012	26.4%	743,998
Senior Housing - Discretionary
Independent Living	29	3,212		22,958	19.6%	512,199
Entrance-Fee Communities	9	2,064		19,757	16.8%	519,707
Total Senior Housing - Discretionary	38	5,276		42,715	36.4%	1,031,906
Total Senior Housing	122	10,154		73,727	62.9%	1,775,904
Medical Facilities
Skilled Nursing Facilities	67	8,687		32,880	28.0%	509,382
Hospitals	3	181		3,846	3.3%	51,131
Medical Office Buildings	2	88,517	*	500	0.4%	10,486
Total Medical Facilities	72			37,226	31.7%	570,999
Total Real Estate Properties	194			$110,953	94.6%	$2,346,903

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	1	70		$192	0.2%	$3,562
Senior Housing - Discretionary	1	400		3,710	3.2%	112,692
Medical Facilities	6	450		589	0.5%	12,730
Other Notes Receivable	—	—		1,833	1.5%	31,078
Total Mortgage and Other Notes Receivable	8	920		6,324	5.4%	160,062
Total Portfolio	202			$117,277	100.0%	$2,506,965

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	194			$110,953	94.6%	$2,346,903
Mortgage and Other Notes Receivable	8			6,324	5.4%	160,062
Total Portfolio	202			$117,277	100.0%	$2,506,965

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	76	3,724		$24,513	20.9%	$612,989
Senior Living Campus	9	1,224		6,691	5.7%	134,570
Total Senior Housing - Need-Driven	85	4,948		31,204	26.6%	747,559
Senior Housing - Discretionary
Entrance-Fee Communities	10	2,464		23,467	20.0%	632,399
Independent Living	29	3,212		22,958	19.6%	512,199
Total Senior Housing - Discretionary	39	5,676		46,425	39.6%	1,144,598
Total Senior Housing	124	10,624		77,629	66.2%	1,892,157
Medical Facilities
Skilled Nursing Facilities	73	9,137		33,469	28.5%	522,113
Hospitals	3	181		3,846	3.3%	51,131
Medical Office Buildings	2	88,517	*	500	0.4%	10,486
Total Medical	78			37,815	32.2%	583,730
Other	—			1,833	1.6%	31,078
Total Portfolio	202			$117,277	100.0%	$2,506,965

Portfolio by Operator Type
Public	53			$23,787	20.3%	$235,749
National Chain (Privately-Owned)	27			23,309	19.9%	521,139
Regional	109			63,145	53.8%	1,565,253
Small	13			7,036	6.0%	184,824
Total Portfolio	202			$117,277	100.0%	$2,506,965

For the six months ended June 30, 2016, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; The Ensign Group; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corp; and Senior Living Communities.

As of June 30, 2016, our average effective annualized rental income was $8,559 per bed for skilled nursing facilities, $10,933 per unit for senior living campuses, $15,636 per unit for assisted living facilities, $14,771 per unit for independent living facilities, $21,143 per unit for entrance fee communities, $42,499 per bed for hospitals, and $11 per square foot for medical office buildings.

We invest a portion of our funds in the common shares of other publicly-held healthcare REITs. At June 30, 2016, such investments had a carrying value of $23,751,000.

Areas of Focus

We are evaluating and will potentially make additional investments during the remainder of 2016 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for those partners and for NHI. Within the context of our growth model, we rely on a cost-effective access to debt and equity capital to finance acquisitions that will drive our earnings. In recent months, our cost of debt capital has remained relatively flat while our stock price has risen to new highs presumably in response to our investment activity and a diminished concern over rising interest rates. Large-scale portfolios continue to command premium pricing, due to the continued abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances places a premium on our ability to execute those larger transactions that will generate meaningful earnings growth.

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

Longer term borrowing rates are expected to increase in the U.S. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. Due to more favorable pricing, we presently prefer private placement debt over a public offering of bond debt.

For the six months ended June 30, 2016, approximately 28% of our revenue from continuing operations was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes, and in recent years, have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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
1 Based on $.90 per common share for the first and second quarters, annualized

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

We calculate our fixed charge coverage ratio as approximately 5.8x for the six months ended June 30, 2016 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 48). On an annualized basis, our consolidated net debt-to Adjusted EBITDA ratio is approximately 4.4x for the quarter ended June 30, 2016 (in thousands):

Adjusted EBITDA	$58,796
Annualizing Adjustment	176,388
Annualized impact of recent investments	10,095
	$245,279

Consolidated Total Debt	$1,072,835
Less: cash and cash equivalents	(3,876)
Consolidated Net Debt	$1,068,959

Consolidated Net Debt to Adjusted EBITDA	4.4	x

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

Strong demographic trends provide the context for continued growth in 2016 and the years ahead. We plan to fund any new real estate and mortgage investments during 2016 using our liquid assets and debt financing. Should the weight of additional debt as a result of new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through an ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators who we make our priority, continue to be the key drivers of our business plan.

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

Significant Operators

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Six Months Ended June 30,				Lease
	Asset Class	Amount	2016		2015		Renewal
Holiday Retirement	ILF	$493,378	$21,908	20%	$21,908	21%	2031
Senior Living Communities	EFC	476,000	19,711	18%	19,711	19%	2029
National HealthCare Corporation	SNF	171,297	19,087	17%	18,360	17%	2026
Bickford Senior Living	ALF	369,597	13,471	12%	11,695	11%	Various
All others	Various	836,631	37,925	34%	33,491	32%	Various
		$2,346,903	$112,102		$105,165

Joint Venture

As of June 30, 2016, we owned an 85% equity interest and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford, owned a 15% equity interest in our consolidated subsidiary (“PropCo”) which owns 32 assisted living/memory care facilities, plus 5 facilities under development. The facilities are leased to an unconsolidated operating company, (“OpCo”), in which we also retain an 85/15 non-controlling ownership interest with Sycamore. This joint venture is structured to comply with the provisions of RIDEA. As of June 30, 2016, the annual contractual rent from OpCo to PropCo is $25,359,000, plus fixed annual escalators. NHI has an exclusive right to Bickford’s future acquisitions, development projects and refinancing transactions. Of our total revenues, $6,315,000 (10%) and $5,890,000 (10%) were recognized as rental income from the RIDEA joint venture for the three months ended June 30, 2016 and 2015, respectively, and $12,622,000 (10%) and $11,695,000 (10%) for the six months ended and June 30, 2016 and 2015, respectively.

At June 30, 2016, the carrying value of our investment in the operating company, OpCo, was $7,197,000 plus a deferred asset of $891,000 related to the carry-forward of net operating losses for tax purposes. The excess of the original purchase price over the fair value of identified tangible assets at acquisition is treated as implied goodwill and is subject to periodic review for impairment in conjunction with our equity method investment as a whole.

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

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$21,115	$18,685	$41,906	$37,152

Operating expenses, including management fees	14,539	12,850	29,171	25,535
Lease expense, including straight-line rent	6,437	6,003	12,869	11,883
Depreciation and amortization	207	165	407	337
Net Loss	$(68)	$(333)	$(541)	$(603)

OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided by NHI to OpCo since inception on September 30, 2012. While PropCo’s rental revenues associated with the related properties are sourced from OpCo, a decision to furnish additional direct support would be at our discretion and not obligatory. As a result, we believe our maximum exposure to loss at June 30, 2016, due to our investment in OpCo, would be limited to our equity interest as adjusted for any unrealized loss carry-forwards. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in its day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. There have been no distributions declared from OpCo since its inception.

On August 4, 2016, NHI and Bickford announced their intention under a letter of understanding, to terminate the joint venture that has been in place between the parties since September 30, 2012 and convert Bickford to a triple-net tenancy. The letter of understanding is subject to certain conditions including: final approval by secured lenders, legal and tax review, and the negotiation and execution of legal documents. According to plans for the unwinding, NHI has agreed to redeem Bickford’s 15% interest in the real estate underlying the joint venture (PropCo) for a payment to Bickford of $25,100,000, and Bickford is pay NHI $8,100,000 in redemption of our non-controlling 85% share in senior housing operations (OpCo), which we have carried on our balance sheet as an equity-method investment. For accounting purposes, these allocations will be subject to final fair valuation.

NHI’s gain from the sale of OpCo, if any, will be calculated on the difference between the carrying amount of our equity-method investment, including the related net operating loss carry-forward, and proceeds attributed to the redemption based on fair value of the interests conveyed. No gain or loss will be recognized on our acquisition of Bickford’s 15% interest in PropCo, which has previously been consolidated. Rather, Bickford’s non-controlling interest will be de-recognized, and the difference between the fair value of NHI’s cost allocated to the redemption and the carrying amount for Bickford’s non-controlling interest will be recorded as an adjustment to equity through additional-paid-in capital.

Additional provisions of the letter of understanding govern the unwinding of developmental and expansion projects either currently being undertaken or in the planning stages, provide for a 50/50 sharing of costs to complete the transaction, impose a purchase option structure related to in-place loans for the construction of facilities, put in place rights of first refusal on future development, and generally preserve the existing rent structure. Personal guarantees are to be modified to more appropriately reflect the revision of ownership roles. Because of the nature and extent of conditions precedent to closing, a precise time-frame to finalize the closing is still uncertain.

Precise estimates of the results of the letter of understanding will be affected by the resolution of uncertainties. Future results are subject to change, however, we believe the unwinding will prove to be accretive to NHI based on the interplay between ceasing current PropCo ownership distributions to Bickford, relief from NHI’s share of historical losses in OpCo, and redirecting the flow of income attributable the non-controlling interest to our common stockholders. We expect to provide appropriate pro forma financial statements when a definitive agreement is reached.

We continue to transact with Bickford. On June 1, 2016, in an asset acquisition, we acquired five assisted living and memory care facilities owned and operated by Bickford Senior Living (“Bickford”) for $87,500,000, including $77,747,000 in cash and cancellation of notes and accrued interest receivable totaling $9,753,000. Additionally, we have committed $2,400,000 for capital expenditures and expansion of these newly acquired facilities, the funding of which will be added to the lease base. The lease provides for an initial rate of 7.25% and term of 15 years plus two 5-year renewal options. The annual lease escalator is 3%. NHI’s purchase option on a sixth Bickford facility was relinquished. The facilities consist of 277 total units located in Illinois (3), Nebraska, and Iowa. The facilities are not included in the existing RIDEA joint venture between the parties.

On July 15, 2016, NHI extended a $14,000,000 construction loan facility to Bickford for the purpose of developing and operating an assisted living/memory care community in Illinois. Initial funding at the loan date was $1,037,000, interest is to accrue at 9%, and the loan is to mature on July 15, 2021. The promissory note is secured by a first mortgage lien on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. The loan and subject property are not included in the existing RIDEA joint venture between the parties.

Investment Highlights

Since January 1, 2016, we have made or announced the following investments related to real estate ($ in thousands):

	Properties	Asset Class	Amount
Lease Investments
Watermark Retirement / East Lake Capital Mgmt.	2	SHO	$66,300
The Ensign Group	8	SNF	118,500
Woodland Village	1	SHO	9,813
Bickford Senior Living	5	SHO	89,900
Note Investments
Senior Living Communities	1	SHO	14,000
Senior Living Management	5	SHO	24,500
Bickford Senior Living	1	SHO	14,000
			$337,013

Watermark Retirement / East Lake Capital

On June 1, 2016, NHI acquired two entrance fee continuing care retirement communities (“CCRCs”) from funds managed by certain affiliates of East Lake Capital Management (“East Lake”) for $56,300,000 in cash, inclusive of a $4,500,000 regulatory deposit, and entered into a lease transaction with affiliates of East Lake. The CCRCs consist of 460 units and are located in Bridgeport and Southbury, Connecticut. The communities are sub-leased to affiliates of Watermark Retirement Communities (“Watermark”), the current manager. The lease has a term of 15 years, with an initial lease rate to East Lake of 7% on our total investment with escalators of 3.5% in years two through four, and 3% annually thereafter. NHI has committed up to an additional $10,000,000 for capital improvements and potential expansion of the communities over the next two years, of which $747,000 was drawn at June 30, 2016.

Ensign Group

On April 1, 2016, we purchased eight skilled nursing facilities totaling 931 beds in Texas for $118,500,000 in cash. The facilities were owned and operated by NHI’s existing tenant, Legend Healthcare (“Legend”), and we accounted for the purchase as an asset acquisition. Concurrent with the acquisition, we amended in-place leases covering the nine other skilled nursing facilities we leased to Legend, extending their provisions to the new facilities. The amendment also replaced purchase options that provided for equal sharing of any appreciation in value, within a specified range, with purchase options having a price determined at fair value, exercisable at the end of the lease term. Based on our analysis of the in-place rights, benefits and obligations, approximately $6,400,000 of the consideration in the acquisition from Legend was allocated to canceled provisions related to the in-place leases.

Legend elected to transition its skilled nursing operations to a new operator on May 1, 2016, and NHI entered into a new 15-year master lease with affiliates of The Ensign Group, Inc. (“Ensign” NASDAQ: ENSG) on 15 of the former Legend facilities for an initial annual amount of $17,750,000, plus an annual escalator based on inflation. The lease has two 5-year renewal options. Upon entering the new lease, NHI agreed to sell two existing skilled nursing facilities previously under lease to Legend in Texas totaling 245 beds to Ensign for $24,600,000. The Ensign lease, secured in part by the operator’s corporate guaranty, replaces the amended Legend lease, and, accordingly, the rights, benefits and obligations held by Legend have terminated.

As part of this transaction, NHI has committed to purchase, from a developer, four skilled nursing facilities under Legend Management in Texas for $56,000,000. The option to purchase would occur at stabilization. On exercise of the option, NHI has committed to lease the facilities to Ensign. The buildings are in various stages of development, and the purchase window for the first facility is expected to open in 2017.

The fixed-price nature of the option creates a variable interest for NHI in the developer, whom NHI considers to lack sufficient equity to finance its operations without recourse to additional subordinated debt. The presence of these conditions causes the developer to be considered a VIE. However, because NHI lacks both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity, NHI is not its primary beneficiary. We therefore account for our transactions with the developer at historical cost. Our exposure to loss as a result of our relationship with the VIE is limited to the amount of our commitments.

Woodland Village

On January 15, 2016, we acquired a 98-unit independent living community in Chehalis, Washington, for $9,463,000 in cash inclusive of closing costs of $213,000 plus an additional commitment to fund $350,000 in specified capital improvements. We leased the facility to a partnership between Marathon Development and Village Concepts Retirement Communities for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7.25% plus annual escalators. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

Senior Living Communities

In March 2016, we extended mezzanine loans of $12,000,000 and $2,000,000 to affiliates of Senior Living Communities, LLC, to partially fund construction of a 186-unit senior living campus on Daniel Island in North Carolina. The loans, which are payable monthly, bear interest at 10% per annum, and mature in March 2021. The loans, having a total balance of $2,109,000 at June 30, 2016, are in addition to the $15,000,000 revolving line of credit we provided Senior Living in connection with our 2014 lease of 8 retirement communities.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish through its corporate entity and affiliates our current tenant, Senior Living Management (“SLM”), Inc., with loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell one or more of the facilities.

Other Portfolio Activity

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended June 30, 2016, we did not have any renewing or expiring leases.

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

In January 2016 we received full payment from an affiliate of our current lessee, Discovery Senior Living, on a $2,500,000 second mortgage loan we originally provided in October 2013 for the construction of a senior housing community in Naples, Florida.

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $28,000,000 of Note A as of June 30, 2016. We anticipate fully funding Note A by December 31, 2016. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note (“Note B”) is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a 5 year maturity. We anticipate funding Note B through December 2016 and expect substantial repayment with new resident entrance fees upon the opening of Phase II. The total amount funded on Note B was $85,872,000 as of June 30, 2016.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. The current basis of our investment in Timber Ridge loans, net of unamortized commitment fees, is $112,692,000, but we are obligated to complete the funding of both Notes A and B of up to $154,500,000 which represents the maximum exposure to loss of NHI due to our relationship with Timber Ridge. Because we neither control the entity, nor have any role in its day-to-day management, we account for our investment in LCS-WP at amortized cost.

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

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts. In recording the transition of our leases from Legend to Ensign, we wrote off the $6,400,000 fair value assigned to the former Legend leases and $8,326,000 of accumulated straight-line rent receivable.

The above write-offs have been classified among operating expenses as “Loan and realty losses (recoveries)” for the quarter ended June 30, 2016, in our accompanying condensed consolidated statement of income. The losses are non-cash, transactional in nature, and relate to accounting conventions governing the recording of leases when a new lessee replaces a former lessee. Due to the nature of these items as unusual and infrequent transactions, we have adjusted their effect in our presentation of non-GAAP financial measures.

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

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	June 30,		Period Change
	2016	2015	$	%
Revenues:
Rental income
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	$1,499	$—	$1,499	NM
15 SNFs leased to Ensign Group transitioned from Legend	4,596	3,104	$1,492	48.1%
ALFs operated by Bickford Senior Living	7,102	5,789	1,313	22.7%
ILFs leased to an affiliate of Holiday Retirement	8,713	8,338	375	4.5%
ALFs leased to Chancellor Health Care	1,152	816	336	41.2%
Other new and existing leases	28,669	28,403	266	0.9%
	51,731	46,450	5,281	11.4%
Straight-line rent adjustments, new and existing leases	5,297	6,220	(923)	(14.8)%
Total Rental Income	57,028	52,670	4,358	8.3%
Interest income from mortgage and other notes
Timber Ridge mortgage and construction loans	2,014	769	1,245	NM
Senior Living Communities construction loan	237	105	132	125.7%
Mortgage and other notes paid off during the period	157	693	(536)	NM
Other new and existing mortgages	824	954	(130)	(13.6)%
Total Interest Income from Mortgage and Other Notes	3,232	2,521	711	28.2%
Investment income and other	944	1,122	(178)	(15.9)%
Total Revenue	61,204	56,313	4,891	8.7%
Expenses:
Depreciation
15 SNFs leased to Ensign Group transitioned from Legend	1,320	526	794	NM
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	555	—	555	NM
ALFs operated by Bickford Senior Living	2,240	1,852	388	21.0%
Other new and existing assets	10,580	10,626	(46)	(0.4)%
Total Depreciation	14,695	13,004	1,691	13.0%
Interest expense and amortization of debt issuance costs and discounts	10,666	9,287	1,379	14.8%
Payroll and related compensation expenses	955	1,206	(251)	(20.8)%
Loan and realty losses (recoveries)	14,726	(491)	15,217	NM
Other expenses	1,562	1,600	(38)	(2.4)%
	42,604	24,606	17,998	73.1%
Income before equity-method investee, TRS tax benefit, investment and other gains and noncontrolling interest	18,600	31,707	(13,107)	(41.3)%
Loss from equity-method investee	(57)	(283)	226	(79.9)%
Income tax benefit attributable to taxable REIT subsidiary	23	113	(90)	(79.6)%
Investment and other gains	26,415	—	26,415	NM
Net income	44,981	31,537	13,444	42.6%
Less: net income attributable to noncontrolling interest	(386)	(355)	(31)	8.7%
Net income attributable to common stockholders	$44,595	$31,182	$13,413	43.0%

NM - not meaningful

Financial highlights of the quarter ended June 30, 2016, compared to 2015 were as follows:

•
Rental income increased $4,358,000, or 8.3%, primarily as a result of new investments funded in 2015 and 2016. The increase in rental income included a $923,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $711,000 primarily due to borrowings on our mortgage and construction loan commitment to the Timber Ridge entrance fee community as described in Investment Highlights, partially offset by lower interest income from notes paid off since June 2015. We expect total interest income from our loan portfolio to increase as we continue to fund these loans to Timber Ridge on a monthly basis through the remainder of 2016 up to a maximum commitment of $154,500,000. Likewise, we expect an increase in interest income due to the funding of loan commitments to Bickford, Senior living Communities and Senior Living Management. We estimate substantial repayment of our construction loan of $94,500,000 to Timber Ridge during 2017. Interest income from our loan portfolio is subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense increased $1,691,000 primarily due to new real estate investments completed since June 2015.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $1,379,000 primarily as a result of the timing and amount of new borrowings since June 2015, and our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•
Our 85% interest in the loss from OpCo, our RIDEA joint venture entity, improved $226,000 over the same period in 2015 due to better net operating income margins at two Kansas City facilities and at newer Indiana markets of Carmel, Crown Point and Greenwood.

•
Investment and other gains includes $23,487,000 from the sale of marketable securities, $2,805,000 from the sale of two skilled nursing facilities in May 2016 and $123,000 from the sale of a vacant land parcel in Alabama.

•	Loan and realty losses of $14,726,000 relate to transactional write-offs involving the acquisition of eight skilled nursing facilities from Legend and transition of a total of 15 SNF leases to Ensign.

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2016	2015	$	%
Revenues:
Rental income
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	$2,670	$—	$2,670	NM
ALFs operated by Bickford Senior Living	13,473	11,494	1,979	17.2%
15 SNFs leased to Ensign Group transitioned from Legend	7,778	6,209	1,569	25.3%
ILFs leased to an affiliate of Holiday Retirement	17,426	16,676	750	4.5%
ALFs leased to Chancellor Health Care	2,302	1,630	672	41.2%
7 EFCs and 1 SLC leased to Senior Living Communities	16,120	15,500	620	4.0%
Other new and existing leases	41,750	41,347	403	1.0%
	101,519	92,856	8,663	9.3%
Straight-line rent adjustments, new and existing leases	10,583	12,309	(1,726)	(14.0)%
Total Rental Income	112,102	105,165	6,937	6.6%
Interest income from mortgage and other notes
Timber Ridge mortgage and construction loans	3,710	1,126	2,584	NM
Senior Living Communities construction and mezzanine loans	430	171	259	NM
Capital Funding Group	802	1,018	(216)	(21.2)%
Mortgage and other notes paid off during the period	547	1,449	(902)	(62.2)%
Other new and existing mortgages	835	878	(43)	(4.9)%
Total Interest Income from Mortgage and Other Notes	6,324	4,642	1,682	36.2%
Investment income and other	1,796	2,257	(461)	(20.4)%
Total Revenue	120,222	112,064	8,158	7.3%
Expenses:
Depreciation
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	1,000	—	1,000	NM
15 SNFs leased to Ensign Group transitioned from Legend	1,846	1,051	795	75.6%
ALFs operated by Bickford Senior Living	4,290	3,704	586	15.8%
ALFs leased to Chancellor Health Care	716	486	230	47.3%
Other new and existing assets	20,577	20,776	(199)	(1.0)%
Total Depreciation	28,429	26,017	2,412	9.3%
Interest expense and amortization of debt issuance costs and discounts	20,928	17,699	3,229	18.2%
Payroll and related compensation expenses	2,006	2,715	(709)	(26.1)%
Compliance, consulting and professional fees	1,411	1,563	(152)	(9.7)%
Non-cash compensation expense	1,230	1,697	(467)	(27.5)%
Loan and realty losses (recoveries)	14,726	(491)	15,217	NM
Other expenses	1,206	1,006	200	19.9%
	69,936	50,206	19,730	39.3%
Income before equity-method investee, TRS tax benefit, investment and other gains and noncontrolling interest	50,286	61,858	(11,572)	(18.7)%
Income (loss) from equity-method investee	(460)	(513)	53	(10.3)%
Income tax benefit attributable to taxable REIT subsidiary	184	206	(22)	(10.7)%
Investment and other gains	28,080	—	28,080	NM
Income from continuing operations	78,090	61,551	16,539	26.9%
Net income	78,090	61,551	16,539	26.9%
Less: Net income attributable to noncontrolling interest	(770)	(685)	(85)	12.4%
Net income attributable to common stockholders	$77,320	$60,866	$16,454	27.0%

NM - not meaningful

Financial highlights of the six months ended June 30, 2016, compared to the same period in 2015 were as follows:

•
Rental income increased $6,937,000, or 6.6%, primarily as a result of new investments funded in 2015 and 2016. The increase in rental income included a $1,726,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $1,682,000 primarily due to borrowings on our mortgage and construction loan commitment to the Timber Ridge entrance fee community as described in Investment Highlights, partially offset by lower interest income from notes paid off since June 2015. We expect total interest income from our loan portfolio to increase as we continue to fund these loans to Timber Ridge on a monthly basis through the remainder of 2016 up to a maximum commitment of $154,500,000. Likewise, we expect an increase in interest income due to the funding of loan commitments to Bickford, Senior living Communities and Senior Living Management. We estimate substantial repayment of our construction loan of $94,500,000 to Timber Ridge during 2017. Interest income from our loan portfolio is subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense recognized in continuing operations increased $2,412,000 compared to the prior year primarily due to new real estate investments completed since June 2015.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $3,229,000 primarily as a result of the timing and amount of new borrowings and our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•
Payroll and related expenses decreased $709,000 due primarily to reduced compensation accruals resulting from the departure of our former CEO in 2015 which were partially offset by costs resulting from additions to our management team and corporate staff.

•
Our 85% interest in the loss from OpCo, our RIDEA joint venture entity, improved $53,000 over the same period in 2015 due to better net operating income margins at two Kansas City facilities and at newer Indiana markets of Carmel, Crown Point and Greenwood.

•
Investment and other gains includes $23,498,000 from the sale of marketable securities, $2,805,000 from the sale of two Texas skilled nursing facilities in May 2016, $1,654,000 from the sale of an Idaho skilled nursing facility in March 2016 and $123,000 from the sale of a vacant land parcel in Alabama.

•	Loan and realty losses of $14,726,000 relate to transactional write-offs involving the acquisition of eight skilled nursing facilities from Legend and transition of a total of 15 SNF leases to Ensign.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, dividends received on our investments in the common and preferred shares of other REITs, proceeds from the sales of real property, borrowings from various debt capital sources and the proceeds from the issuance of our common shares. Our primary uses of cash include dividend distributions to our shareholders, debt service payments (both principal and interest), new investments in real estate and notes and for general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Six Months Ended June 30,		One Year Change
	2016	2015	$	%
Cash and cash equivalents at beginning of period	$13,286	$3,287	$9,999	304.2%
Net cash provided by operating activities	83,195	79,996	3,199	4.0%
Net cash used in investing activities	(230,525)	(45,463)	(185,062)	407.1%
Net cash provided by (used in) financing activities	137,920	(34,527)	172,447	(499.5)%
Cash and cash equivalents at end of period	$3,876	$3,293	$583	17.7%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2016 increased as compared to 2015 primarily as a result of the collection of lease payments on new real estate investments since June 2015.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2016 increased primarily due to $319,652,000 of investments in real estate which were partially offset by sales of marketable securities and certain real estate assets.

Financing Activities – The change in net cash related to financing activities for the six months ended June 30, 2016 compared to the same period in 2015 is primarily the result of borrowings on our revolving credit facility and $50,190,000 in proceeds from stock issuances which was partially offset by dividends paid to stockholders which increased $6,406,000 over the same period in 2015 due to a 5.9% increase in our per share dividend and the issuance of additional common shares.

Liquidity

At June 30, 2016, our liquidity was strong, with $362,876,000 available in cash and borrowing capacity on our revolving credit facility.

Our ATM program, discussed below, and our investment in marketable securities, carried at fair value of approximately $23,751,000 at June 30, 2016, represent additional sources of liquidity. Traditionally, debt financing and cash resulting from operating and financing activities, which are derived from proceeds of lease and mortgage collections, loan payoffs and the recovery of previous write-downs, have been used to satisfy our operational and investing needs and to provide a return to our shareholders. Those operational and investing needs reflect the resources necessary to maintain and cultivate our funding sources and have generally fallen into three categories: debt service, REIT operating expenses, and new real estate investments.

In June 2015, we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over 30-day LIBOR (47 bps at June 30, 2016); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which also remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR,with a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020.

At June 30, 2016, we had $359,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

We began liquidating our position in LTC Properties, Inc. (“LTC”) common stock in the fourth quarter of 2015. In May and June, 2016, we sold 834,660 shares of LTC common stock, in a further reduction of our LTC holdings. During 2016 we have realized net proceeds of $39,401,000 from these sales. A taxable gain of approximately $23,487,000 resulting therefrom is expected to be adequately offset by depreciation and other deductions in the calculation of our REIT taxable income, making all of the proceeds available for deployment.

On June 24, 2016, following the second quarter acquisitions discussed above under “Investment Highlights,” we completed an at-the market (“ATM”) equity offering. With a weighted average price for shares sold of $71.30, we issued 714,666 shares resulting in net proceeds of $50,189,000, which we used to pay down our revolving credit facility.

The use of funds from our ATM and the sales of LTC common stock effected a rebalancing of our leverage following our second quarter acquisitions and keeps our options flexible for further expansion. We continue to explore various other funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

We expect that borrowings on our revolving credit facility, liquidation of our marketable securities and our ATM program will allow us to continue to make real estate investments in 2016 without effecting a further amendment and expansion of the senior unsecured credit facility during the year, absent unusual opportunities.

We intend to use the net proceeds from the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. The offering is made pursuant to a prospectus supplement dated February 17, 2015 and a related prospectus dated March 18, 2014, which constitute a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on three of our term loans as of June 30, 2016 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(1,030)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(4,335)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(7,281)

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2016 and thereafter. During the second quarter of 2016, we declared a quarterly dividend of $.90 per common share to shareholders of record on June 30, 2016, payable on August 10, 2016.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For additional information on our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations and Contingent Liabilities below.

Our equity method investment in OpCo is intended to be self-financing, and aside from initial investments therein, no direct support has been provided to OpCo since inception on September 30, 2012. We have concluded that OpCo meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the entity, and we account for our investment using the equity method. We have no material obligation arising from our investment in OpCo, and we believe our maximum exposure to loss at June 30, 2016, due to this involvement, would be limited to our equity interest and a related deferred tax asset of $891,000 at June 30, 2016. Our loans to LCS-WP and our lease with East Lake represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed below under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from transactions with these entities, and we believe our maximum exposure to loss at June 30, 2016, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 2, 4 and 7 to the consolidated financial statements.

Contractual Obligations and Contingent Liabilities

As of June 30, 2016, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,362,048	$20,247	$121,286	$713,670	$506,845
Real estate purchase liabilities	750	750	—	—	—
Construction commitments	35,719	35,719	—	—	—
Loan commitments	56,099	56,099	—	—	—
	$1,454,616	$112,815	$121,286	$713,670	$506,845
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of June 30, 2016. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Life Care Services	SHO	Construction Loan	$154,500,000	$(112,692,000)	$41,808,000
Bickford Senior Living RIDEA	SHO	Construction	$55,000,000	$(34,536,000)	$20,464,000
Bickford Senior Living	SHO	Renovation	$2,400,000	$—	$2,400,000
Senior Living Communities	SHO	Revolving Credit	$29,000,000	$(14,709,000)	$14,291,000
Santé Partners	SHO	Renovation	$3,500,000	$(2,621,000)	$879,000
Chancellor Health Care	SHO	Construction	$650,000	$(52,000)	$598,000
East Lake Capital Management	SHO	Renovation	$400,000	$—	$400,000
Woodland Village	SHO	Renovation	$350,000	$(125,000)	$225,000
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$—	$56,000,000
East Lake/Watermark Retirement	SHO	Renovation	$10,000,000	$(747,000)	$9,253,000

Contingencies:
East Lake Capital Management	SHO	Lease Inducement	$8,000,000	$—	$8,000,000
East Lake Capital Management	SHO	Seller Earnout	$750,000	$—	$750,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	$3,930,000	$—	$3,930,000
Discovery Senior Living	SHO	Lease Inducement	$2,500,000	$—	$2,500,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000

Bickford

In February 2015 our joint venture with Bickford announced plans to develop five senior housing facilities in Illinois and Virginia. Each community will be managed by Bickford and consist of 60 private-pay assisted living and memory care units. These five properties will represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. Pre-development and land acquisition on the five facilities started in mid-2015 with openings planned beginning in late 2016. The total estimated project cost is $55,000,000. As of June 30, 2016, land and development costs incurred on the project totaled $34,536,000.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore which holds a minority interest in PropCo. At June 30, 2016 our commitment on the letter of credit totaled $3,930,000.

In conjunction with our acquisition of five assisted living and memory care communities in June 2016, we have committed to the funding of an additional $2,400,000 for capital expenditures and the expansion of the existing facilities, the funding of which will be added to the lease base.

Chancellor

At June 30, 2016, we have a continuing commitment with Chancellor Health Care (“Chancellor”) to provide up to $650,000 for renovations and improvements related to a senior housing community in Oregon. Renovations began on this property during the second quarter of 2015, and we have funded $52,000 as of June 30, 2016.

Discovery

As a lease inducement, we have a contingent commitment to fund a series of payments up to $2,500,000 in connection with our September 2013 lease to Discovery Senior Living (“Discovery”) of a senior living campus in Rainbow City, Alabama. Discovery would earn the contingent payments upon attaining, and maintaining, a specified lease coverage ratio. Payments were assessed for funding in the amount of $750,000 in September 2015 with the residual potentially due later in 2016. As of June 30, 2016, incurring the contingent payments was not considered probable. Accordingly, no provision for these payments is reflected in the consolidated financial statements.

East Lake

In connection with our July 2015 lease of three senior housing properties, NHI has committed to East Lake certain lease incentive payments of $8,000,000 contingent on reaching and maintaining certain metrics, a contingent earnout of $750,000 payable to the seller upon attaining certain metrics, and the funding of an additional $400,000 for specified capital improvements. At acquisition, we estimated the seller contingent earnout payment to be probable and, accordingly, have reflected that amount in our Condensed Consolidated Balance Sheet at June 30, 2016. Funding of capital improvements and contingent payments earned will be included in the lease base when funded.

The Ensign Group

As part of the transaction with Legend and Ensign, NHI has committed to purchase four skilled nursing facilities in Texas for $56,000,000 and lease them to Ensign. The facilities are in various stages of development, and the purchase window for the first facility is expected to open in 2017. As of June 30, 2016, no amounts related to this commitment have been funded.

Life Care Services

See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of our loan commitments to Timber Ridge, an affiliate of Life Care Services.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of June 30, 2016, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund two lease inducement payments of $1,000,000 each. Santé would earn the payments upon attaining and sustaining a specified lease coverage ratio. If earned, the first payment would be due following calendar year 2015 and the second payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. No change to our initial assessment has been made as a result of 2015 operations, and accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Senior Living Communities

See Note 4 for a discussion of our loan commitments to Senior Living Communities, LLC and its affiliates.

Watermark Retirement Communities

In connection with our acquisition of two entrance fee continuing care retirement communities currently operated by Watermark Retirement Communities in June 2016, we have committed to our tenant East Lake up to an additional $10,000,000 for capital improvements and potential expansion of the communities over the next two years. A total of $747,000 has been funded toward this commitment as of June 30, 2016.

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

Funds From Operations - FFO

Our FFO per diluted common share for the six months ended June 30, 2016 increased $.32 (14.0%) over the same period in 2015. FFO increased primarily as the result of our new real estate investments since June 2015 and $23,498,000 of gains recognized on the sale of marketable securities. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the six months ended June 30, 2016 increased $.10 (4.4%) over the same period in 2015. Normalized FFO increased primarily as the result of our new real estate investments since June 2015. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the six months ended June 30, 2016 increased $.15 (7.5%) over the same period in 2015 due primarily to the impact of real estate investments completed since June 2015. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD per diluted common share for the six months ended June 30, 2016 increased $.14 (6.9%) over the same period in 2015, due primarily to the impact of real estate investments completed since June 2015. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$44,595	$31,182	$77,320	$60,866
Elimination of certain non-cash items in net income:
Depreciation	14,695	13,004	28,429	26,017
Depreciation related to noncontrolling interest	(308)	(278)	(615)	(556)
Depreciation in discontinued operations	—	—	—	—
Net gain on sales of real estate	(2,928)	—	(4,582)	—
NAREIT FFO attributable to common stockholders	56,054	43,908	100,552	86,327
Gain on sale of marketable securities	(23,487)	—	(23,498)	—
Non-cash write-off of straight-line rent receivable	8,326	—	8,326	—
Write-off of lease intangible	6,400	—	6,400	—
Revenue recognized due to early lease termination	(303)	—	(303)	—
Recovery of previous write-down	—	(491)	—	(491)
Normalized FFO	46,990	43,417	91,477	85,836
Straight-line lease revenue, net	(5,297)	(6,220)	(10,583)	(12,308)
Straight-line lease revenue, net, related to noncontrolling interest	(10)	15	(19)	30
Amortization of original issue discount	285	274	567	545
Amortization of debt issuance costs	586	586	1,172	1,135
Amortization of debt issuance costs related to noncontrolling interest	(9)	(9)	(18)	(12)
Normalized AFFO	42,545	38,063	82,596	75,226
Non-cash share based compensation	251	233	1,230	1,697
Normalized FAD	$42,796	$38,296	$83,826	$76,923

BASIC
Weighted average common shares outstanding	38,520,221	37,566,221	38,460,934	37,562,144
NAREIT FFO per common share	$1.46	$1.17	$2.61	$2.30
Normalized FFO per common share	$1.22	$1.16	$2.38	$2.29
Normalized AFFO per common share	$1.10	$1.01	$2.15	$2.00
Normalized FAD per common share	$1.11	$1.02	$2.18	$2.05

DILUTED
Weighted average common shares outstanding	38,561,384	37,607,117	38,488,088	37,626,192
NAREIT FFO per common share	$1.45	$1.17	$2.61	$2.29
Normalized FFO per common share	$1.22	$1.15	$2.38	$2.28
Normalized AFFO per common share	$1.10	$1.01	$2.15	$2.00
Normalized FAD per common share	$1.11	$1.02	$2.18	$2.04

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$44,981	$31,537	$78,090	$61,551
Interest expense at contractual rates	9,991	8,511	19,505	16,223
Franchise, excise and other taxes	273	217	555	444
Income tax (benefit) of taxable REIT subsidiary	(23)	(113)	(184)	(206)
Depreciation	14,695	13,004	28,429	26,017
Amortization of debt issuance costs and bond discount	871	860	1,739	1,680
Net gain on sales of real estate	(2,928)	—	(4,582)	—
Gain on sale of marketable securities	(23,487)	—	(23,498)	—
Non-cash write-off of straight-line rent receivable	8,326	—	8,326	—
Write-off of lease intangible	6,400	—	6,400	—
Revenue recognized due to early lease termination	(303)	—	(303)	—
Recovery of previous write-down	—	(491)	—	(491)
Adjusted EBITDA	$58,796	$53,525	$114,477	$105,218

Interest expense at contractual rates	$9,991	$8,511	$19,505	$16,223
Principal payments	191	185	381	368
Fixed Charges	$10,182	$8,696	$19,886	$16,591

Fixed Charge Coverage	5.8x	6.2x	5.8x	6.3x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2016, we were exposed to market risks related to fluctuations in interest rates on approximately $191,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($359,000,000 at June 30, 2016) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2016, net interest expense would increase or decrease annually by approximately $955,000 or $.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	June 30, 2016			December 31, 2015
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$200,000	18.3%	3.25%	$200,000	21.4%	3.25%
Unsecured term loans[2]	575,000	52.8%	4.03%	575,000	61.6%	4.03%
HUD mortgage loans[3]	46,228	4.2%	4.04%	46,608	5.0%	4.04%
Secured mortgage loans[4]	78,084	7.2%	3.79%	78,084	8.4%	3.79%

Variable rate:
Unsecured revolving credit facility	191,000	17.5%	1.97%	34,000	3.6%	1.93%
	$1,090,312	100.0%	3.51%	$933,692	100.0%	3.77%

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of June 30, 2016 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$325,000	$341,596	$354,240	$329,481
Convertible senior notes	200,000	203,950	208,695	199,318
Fannie Mae mortgage loans	78,084	80,747	83,825	77,794
HUD mortgage loans	46,228	50,696	54,590	47,178

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2016, the fair value of our mortgage notes receivable, discounted for estimated changes in the risk-free rate, was approximately $172,012,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $3,958,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $4,099,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $23,751,000 at June 30, 2016, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $2,375,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2016.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the six months ended June 30, 2016, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 4, 2016	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer,

Date:	August 4, 2016	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)