Form 10-Q
period 2016-09-30
NATIONAL HEALTH INVESTORS INC
filed 2016-11-07
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 39,847,860 shares of common stock outstanding of the registrant as of November 3, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets:
Real estate properties:
Land	$164,279	$137,532
Buildings and improvements	2,204,625	1,945,323
Construction in progress	24,772	13,011
	2,393,676	2,095,866
Less accumulated depreciation	(297,193)	(259,059)
Real estate properties, net	2,096,483	1,836,807
Mortgage and other notes receivable, net	183,993	133,714
Cash and cash equivalents	4,197	13,286
Marketable securities	23,871	72,744
Straight-line rent receivable	66,904	59,777
Other assets	12,322	15,544
Assets held for sale, net	—	1,346
Total Assets	$2,387,770	$2,133,218

Liabilities and Equity:
Debt	$1,086,018	$914,443
Accounts payable and accrued expenses	36,090	19,397
Dividends payable	35,863	32,637
Lease deposit liabilities	21,275	21,275
Real estate purchase liabilities	750	750
Deferred income	784	2,256
Total Liabilities	1,180,780	990,758

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
39,847,860 and 38,396,727 shares issued and outstanding, respectively	398	384
Capital in excess of par value	1,173,588	1,085,136
Cumulative net income in excess of dividends	24,548	19,862
Accumulated other comprehensive income	8,456	27,910
Total National Health Investors Stockholders' Equity	1,206,990	1,133,292
Noncontrolling interest	—	9,168
Total Equity	1,206,990	1,142,460
Total Liabilities and Equity	$2,387,770	$2,133,218

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2015 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues:
Rental income	$59,272	$54,459	$171,374	$159,624
Interest income from mortgage and other notes	3,591	2,507	9,915	7,149
Investment income and other	388	1,255	2,184	3,512
	63,251	58,221	183,473	170,285
Expenses:
Depreciation	15,240	13,485	43,668	39,502
Interest, including amortization of debt discount and issuance costs	10,816	9,772	31,745	27,471
Legal	156	117	406	295
Franchise, excise and other taxes	271	214	826	658
General and administrative	2,169	1,691	7,218	8,050
Loan and realty losses (recoveries)	1,131	—	15,856	(491)
	29,783	25,279	99,719	75,485

Income before equity-method investee, TRS tax benefit, investment and
other gains and noncontrolling interest	33,468	32,942	83,754	94,800
Loss from equity-method investee	(754)	(252)	(1,214)	(765)
Income tax (expense) benefit attributable to taxable REIT subsidiary	(933)	100	(749)	306
Investment and other gains	1,657	1,187	29,737	1,187
Net income	33,438	33,977	111,528	95,528
Less: net income attributable to noncontrolling interest	(406)	(377)	(1,176)	(1,062)
Net income attributable to common stockholders	$33,032	$33,600	$110,352	$94,466

Weighted average common shares outstanding:
Basic	39,283,919	37,566,221	38,735,262	37,563,503
Diluted	39,651,900	37,583,141	38,876,025	37,611,841

Earnings per common share:
Net income attributable to common stockholders - basic	$.84	$.89	$2.85	$2.51
Net income attributable to common stockholders - diluted	$.83	$.89	$2.84	$2.51

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$33,438	$33,977	$111,528	$95,528
Other comprehensive income (loss):
Change in unrealized gains on securities	119	462	7,576	(378)
Reclassification for amounts recognized in investment and other gains	—	(61)	(23,498)	(61)
Increase (decrease) in fair value of cash flow hedge	1,287	(5,266)	(6,525)	(8,227)
Reclassification for amounts recognized as interest expense	(975)	1,185	2,993	3,318
Total other comprehensive income (loss)	431	(3,680)	(19,454)	(5,348)
Comprehensive income	33,869	30,297	92,074	90,180
Less: comprehensive income attributable to noncontrolling interest	(406)	(377)	(1,176)	(1,062)
Comprehensive income attributable to common stockholders	$33,463	$29,920	$90,898	$89,118

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$111,528	$95,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,668	39,502
Amortization	2,663	2,589
Straight-line rental income	(16,583)	(18,492)
Non-cash interest income on construction loans	(668)	—
Non-cash write-offs due to lease transitions	15,856	—
Gain on sale of real estate	(4,582)	(1,126)
Gain on sale of equity-method investee	(1,657)	—
Gain on sale of marketable securities	(23,498)	(61)
Loan recovery	—	(491)
Share-based compensation	1,481	1,930
Amortization of commitment fees and note receivable discounts	(303)	—
Loss from equity-method investee	1,214	765
Change in operating assets and liabilities:
Other assets	34	(693)
Accounts payable and accrued expenses	1,637	(56)
Deferred income	(1,474)	1,401
Net cash provided by operating activities	129,316	120,796

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(75,522)	(73,092)
Collections of mortgage and other notes receivable	16,461	19,128
Investments in real estate	(288,965)	(104,066)
Investments in real estate development	(24,499)	(8,807)
Investments in renovations of existing real estate	(913)	(2,757)
Payment allocated to lease purchase option	(6,400)	—
Long-term escrow deposit	(4,500)	—
Proceeds from disposition of real estate properties	27,723	9,593
Purchases of marketable securities	—	(2,495)
Proceeds from sales of marketable securities	56,449	3,750
Net cash used in investing activities	(300,166)	(158,746)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	94,600	(157,000)
Proceeds from issuance of secured debt	—	78,084
Borrowings on term loans	75,000	225,000
Payments on term loans	(573)	(554)
Debt issuance costs	(114)	(2,362)
Equity offering costs	—	(275)
Taxes remitted in relation to employee stock options exercised	(1,135)	—
Proceeds from issuance of common shares, net	104,190	1
Distributions to noncontrolling interest	(1,305)	(1,308)
Distribution to acquire non-controlling interest	(6,462)	—
Dividends paid to stockholders	(102,440)	(92,726)
Net cash provided by financing activities	161,761	48,860

Increase (decrease) in cash and cash equivalents	(9,089)	10,910
Cash and cash equivalents, beginning of period	13,286	3,287
Cash and cash equivalents, end of period	$4,197	$14,197

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$27,395	$21,029
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to acquisition of non-controlling interest	$10,546	$—
Contingent consideration in asset acquisition	$—	$750
Change in accounts payable related to investments in real estate development	$980	$686
Conversion of note balance into real estate investment	$9,753	$255
Transfer of lease escrow deposit to marketable securities	$—	$21,277

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2015	38,396,727	$384	$1,085,136	$19,862	$27,910	$1,133,292	$9,168	$1,142,460
Total comprehensive income	—	—	—	110,352	(19,454)	90,898	1,176	92,074
Distributions to noncontrolling interest	—	—	(16,069)	—	—	(16,069)	(10,344)	(26,413)
Issuance of common stock, net	1,395,642	14	104,176	—	—	104,190	—	104,190
Taxes remitted on employee stock options exercised	—	—	(1,133)	—	—	(1,133)	—	(1,133)
Shares issued on stock options exercised, net of shares withheld	55,491	—	(3)	—	—	(3)	—	(3)
Share-based compensation	—	—	1,481	—	—	1,481	—	1,481
Dividends declared, $2.70 per common share	—	—	—	(105,666)	—	(105,666)	—	(105,666)
Balances at September 30, 2016	39,847,860	$398	$1,173,588	$24,548	$8,456	$1,206,990	$—	$1,206,990

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

We apply Financial Accounting Standards Board (“FASB”) guidance for our arrangements with VIEs which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. In accordance with FASB guidance, management must evaluate each of the Company’s contractual relationships which creates a variable interest in other entities. If the Company has a variable interest and the entity is a VIE, then management must determine whether or not the Company is the primary beneficiary of the VIE. If it is determined that the Company is the primary beneficiary, NHI consolidates the VIE. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.

At September 30, 2016, we held an interest in seven unconsolidated VIEs and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Classification	Carrying Amount	Maximum Exposure to Loss	Sources of Exposure
2012	Bickford Senior Living	Notes and straight-line receivable	$5,095,000	$17,595,000	Notes 2, 4
2012	Sycamore Street	N/A	$—	$3,930,000	Note 4
2014	Senior Living Communities	Notes and straight-line receivable	$24,256,000	$43,136,000	Notes 4, 12
2014	Life Care Services affiliate	Notes receivable	$127,324,000	$154,500,000	Note 4
2015	East Lake Capital Mgmt.	Straight-line receivable	$1,236,000	$1,236,000	Note 2
2016	The Ensign Group developer	N/A	$—	$—	Note 2
2016	Senior Living Management	Notes and straight-line receivable	$13,665,000	$25,670,000	Note 4

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. When the above relationships involve leases, some additional exposure to economic loss is present and unquantifiable beyond that tabulated above, where we quantify potential accounting loss for those assets in which NHI has some basis. Generally, additional economic loss on a lease, if any, would be limited to that resulting from a short period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease. The potential extent of such loss will be dependent upon individual facts and circumstances, cannot be quantified, and is therefore not included in the tabulation above. Typically, the only carrying amounts involving our leases are accumulated straight-line receivables.

We apply FASB guidance related to investments in joint ventures based on the type of controlling rights held by the members’ interests in limited liability companies that may preclude consolidation by the majority equity owner in certain circumstances in which the majority equity owner would otherwise consolidate the joint venture.

We have structured our joint ventures to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and allows NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a taxable REIT subsidiary (“TRS”). Accordingly, through September 30, 2016, our TRS held NHI’s equity interest in an unconsolidated operating company, which we did not control, thus providing an organizational structure that allowed the TRS to engage in a broad range of activities and share in revenues that were otherwise non-qualifying income under the REIT gross income tests.

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

Equity-Method Investment - For the periods ended September 30, 2016 and 2015, we reported our TRS’ investment in an unconsolidated entity, over whose operating and financial policies we had the ability to exercise significant influence but not control, under the equity method of accounting. Under this accounting method, our pro rata share of the entity’s earnings or losses is included in our Condensed Consolidated Statements of Income. Additionally, we adjusted our investment carrying amount to reflect our share of changes in the equity-method investee’s capital resulting from its capital transactions.

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

Reclassifications - We have reclassified, for all periods presented, certain loan commitment fees paid by our borrowers, which were previously accounted for on our Consolidated Balance Sheet at December 31, 2015, as deferred revenues. The fees are included in our consolidated balance sheets as a reduction of the related loan receivable balance. The effect has been to reduce total assets and total liabilities by $1,317,000 on our Condensed Consolidated Balance Sheet as of December 31, 2015. See Note 13 for a description of recent accounting pronouncements which require reclassification of items previously presented. Where necessary to conform the presentation of prior periods to the current period, we have reclassified certain balances.
New Accounting Pronouncements - For a review of recent accounting pronouncements pertinent to our operations and management’s judgment as to the impact that the eventual adoption of these pronouncements will have on our financial position and results of operation, see Note 13.

NOTE 2. REAL ESTATE

As of September 30, 2016, we owned 196 health care real estate properties located in 32 states and consisting of 124 senior housing communities, 67 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $1,152,000) consisted of properties with an original cost of approximately $2,392,524,000, rented under triple-net leases to 27 lessees.

During the nine months ended September 30, 2016, we made investments and commitments related to real estate as described below (dollars in thousands):

Operator	Properties	Asset Class	Amount
The Ensign Group	8	SNF	$118,500
Bickford Senior Living	5	SHO	89,900
Watermark Retirement Communities / East Lake Capital Mgmt.	2	SHO	66,300
Chancellor Health Care	2	SHO	36,650
Marathon/Village Concepts	1	SHO	9,813
			$321,163

Bickford

On September 30, 2016, NHI and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford Senior Living (“Bickford”), entered into a definitive agreement terminating their joint venture consisting of the ownership and operation of 32 stabilized properties and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. During the period ended September 30, 2016, we owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary (“PropCo”) which owns 32 assisted living/memory care facilities, one new facility and four facilities in development. The facilities have been leased to an operating company (“OpCo”), in which we previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture was structured to comply with the provisions of RIDEA.

According to provisions of the unwinding, NHI agreed to redeem Bickford’s 15% interest in the real estate underlying the joint venture (PropCo) for a distribution to Bickford of $25,100,000, before the offset by Bickford of $8,100,000 payable to NHI in acquisition of our non-controlling 85% interest in senior housing operations (OpCo), which we have carried on our balance sheet as an equity-method investment through September 30, 2016. A remaining distribution of $10,546,000 related to the unwinding transaction is recorded in our accounts payable at September 30, 2016. See Note 3 for discussion of the disposition of our equity-method investment in OpCo in conjunction with the unwinding.

No gain or loss was recognized on our acquisition of Bickford’s 15% interest in PropCo, which has previously been consolidated. Rather, Bickford’s non-controlling interest was de-recognized, and the difference between the fair value of NHI’s cost allocated to the redemption and the carrying amount for Bickford’s non-controlling interest was recorded as an adjustment to equity through additional-paid-in capital.

Provisions governing details of the unwinding reach to our various arrangements with Bickford and include, but are not limited to, the following:

•	For the 32 stabilized facilities previously owned by the joint venture, forward annual contractual rent is unchanged at $26,260,000 plus annual escalators of 3%.

•
For the five additional facilities under development owned by NHI, of which one opened in July 2016, two opened in October 2016, and two are planned to open in the first half of 2017, funded amounts will be added to the lease basis during construction and up to the first six months after opening; thereafter, base rent will be charged to Bickford at a 9% annual rate. Once the facilities are stabilized, rent will be reset to fair market value.

•
Future development projects between the parties will be funded through a construction loan at 9% annual interest. NHI has a purchase option at stabilization, whereby rent will be set based on our total investment with a floor of 9.55% on NHI’s total investment.

•
On current and future development projects, Bickford as the operator will be entitled to incentive payments based on the achievement of predetermined operational milestones, the funding of which will increase the investment base for determining the NHI lease payment.

On June 1, 2016, in an asset acquisition, we acquired five assisted living and memory care facilities owned by Sycamore and operated by Bickford for $87,500,000, including $77,747,000 in cash and cancellation of notes and accrued interest receivable totaling $9,753,000 (Note 4). Additionally, we have committed $2,400,000 for capital expenditures and expansion of the existing facilities, the funding of which will be added to the lease base. The lease provides for an initial rate of 7.25% and term of 15 years plus two five-year renewal options. The annual lease escalator is 3%. NHI’s purchase option on an additional Bickford facility was relinquished. The facilities, consisting of 277 total units, are located in Iowa (2), Missouri, Illinois, and Nebraska. The facilities were not included in the RIDEA joint venture between the parties.

Of our total revenues, $8,528,000 (13%) and $6,150,000 (11%) were recognized as rental income from Bickford for the three months ended September 30, 2016 and 2015, respectively, and $21,999,000 (12%) and $17,844,000 (10%) for the nine months ended September 30, 2016 and 2015, respectively.

Watermark Retirement / East Lake Capital

On June 1, 2016, NHI acquired two entrance fee continuing care retirement communities (“CCRCs”) from funds managed by certain affiliates of East Lake Capital Management (“East Lake”) for $56,300,000 in cash, inclusive of a $4,500,000 regulatory deposit, and entered into a lease transaction with affiliates of East Lake. We accounted for the purchase as an asset acquisition. The CCRCs consist of 460 units and are located in Bridgeport and Southbury, Connecticut. The communities are sub-leased to affiliates of Watermark Retirement Communities (“Watermark”), the current manager. The lease has a term of 15 years, with an initial lease rate to East Lake of 7% with escalators of 3.5% in years two through four, and 3% annually thereafter. NHI has committed up to an additional $10,000,000 for capital improvements and potential expansion of the communities over the next two years, of which $747,000 was drawn at September 30, 2016.

In conjunction with the lease, East Lake acquired a purchase option on the properties as a whole, exercisable beginning in year six of the lease. The option will be based on our initial acquisition cost, our funding of capital improvements and expansions, other additional funding that may then be in place, or further rent escalations during the remaining duration of the option window.

East Lake’s June 2016 lease represents an expansion of its relationship with NHI, which began in July 2015, with our acquisition and lease to East Lake of two senior living campuses and one assisted living/memory care facility. East Lake’s relationship to NHI consists of its leasehold interests and purchase options and is considered a variable interest, analogous to a financing arrangement. East Lake is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE.

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

On May 1, 2016, Legend and NHI agreed to transition Legend’s skilled nursing operations under it’s lease with NHI to a new operator, and NHI entered into a new 15-year master lease with affiliates of The Ensign Group, Inc. (“Ensign”) on 15 of the former Legend facilities for an initial annual amount of $17,750,000, plus an annual escalator based on inflation. NHI’s total original investment in the 15 facilities leased to Ensign is approximately $211,000,000. The Ensign lease has two 5-year renewal options. Upon entering the new lease, NHI sold to Ensign for $24,600,000 two remaining skilled nursing facilities in Texas totaling 245 beds previously under lease to Legend. The Ensign lease, secured in part by the operator’s corporate guaranty, replaces the amended Legend lease, and, accordingly, the rights, benefits and obligations held by Legend have terminated. In recording the transition of our leases to Ensign, we wrote off the fair value assigned to the former Legend leases and $8,326,000 of accumulated straight-line rent receivable, leaving an allocation of $6,252,000 to land and $105,848,000 to depreciable assets.

As part of this transaction, NHI is committed to purchase, from a developer, four new skilled nursing facilities in Texas for $56,000,000 which are leased to Legend and subleased to Ensign. The purchase window for the first facility is open. The other three facilities are under construction by the developer. The fixed-price nature of the commitment creates a variable interest for NHI in the developer, whom NHI considers to lack sufficient equity to finance its operations without recourse to additional subordinated debt. The presence of these conditions causes the developer to be considered a VIE.

Marathon/Village Concepts

On January 15, 2016, we acquired a 98-unit independent living community, Woodland Village, in Chehalis, Washington, for $9,463,000 in cash inclusive of closing costs of $213,000 plus an additional commitment to fund $350,000 in specified capital improvements, of which $158,000 has been funded at September 30, 2016. We leased the facility to a partnership between Marathon Development and Village Concepts Retirement Communities for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7.25% plus annual escalators. Because the facility was owner-occupied, the purchase was accounted for as an asset acquisition.

Chancellor

On August 31, 2016, we acquired two facilities consisting of a senior living campus and a memory-care facility in McMinnville, Oregon, for $36,650,000 in cash inclusive of closing costs of $150,000. We leased the facilities to Chancellor Health Care (“Chancellor”) for an initial lease term of 15 years, plus renewal options, at an initial annual lease rate of 7.5% plus annual escalators. Because the facility was owner-occupied, the purchase was accounted for as an asset acquisition.

Holiday

As of September 30, 2016, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The master lease term of 17 years began in December 2013 and provides for an escalator of 4.5% in 2017 and a minimum of 3.5% each year thereafter.

Of our total revenues, $10,954,000 (17%) and $10,954,000 (19%) were derived from Holiday for the three months ended September 30, 2016 and 2015, including $2,241,000 and $2,616,000 in straight-line rent, respectively. Of our total revenues, $32,863,000 (18%) and $32,863,000 (19%) were derived from Holiday for the nine months ended September 30, 2016 and 2015, including $6,724,000 and $7,849,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of September 30, 2016, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current year	$733	$596	$2,199	$1,788
Prior year final certification[1]	—	—	547	94
Total percentage rent income	$733	$596	$2,746	$1,882
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,270,000 (15%) and $9,133,000 (16%) were derived from NHC for the three months ended September 30, 2016 and 2015, respectively and $28,357,000 (15%) and $27,492,000 (16%) for the nine months ended September 30, 2016 and 2015, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of September 30, 2016, NHC owned 1,630,462 shares of our common stock.

Senior Living Communities

As of September 30, 2016, we leased eight retirement communities with 1,671 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease contains two 5-year renewal options and provides for annual escalators of 4% in 2017 and 2018 and 3% thereafter.

Of our total revenue, $9,855,000 (16%) and $9,855,000 (17%) in lease revenues were derived from Senior Living for the three months ended September 30, 2016 and 2015, respectively, including $1,795,000 and $2,105,000, respectively, in straight-line rent. For the nine months ended September 30, 2016 and 2015, of our total revenues, $29,566,000 (16%) and $29,566,000 (17%) were derived from Senior Living including $5,386,000 and $6,316,000, respectively, in straight-line rent.

Other Lease Activity

As a result of material noncompliance with lease terms, we began exploratory measures to effect either transitioning the lease of a 126-unit assisted living portfolio from the current tenant or the marketing of the underlying properties. Either of these courses of action result in recording a reserve, for accounting purposes, at September 30, 2016, of $1,131,000 related to straight-line rent receivables. While straight-line receivables represent the effects of recognizing future escalations under terms of the lease using the straight-line method, we anticipate full recovery of all amounts billed to date under the lease. We have made no provision for any legal or other costs associated with the transition, as these amounts are neither estimable nor, in the opinion of management, material to our financial position or results of operations. Contractual rent received through August 2016 was $1,491,000.

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

NOTE 3. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Equity-method investment in OpCo	$—	$7,657
Accounts receivable and other assets	4,057	3,256
Reserves for replacement, insurance, tax escrows and regulatory deposits	8,265	4,631
	$12,322	$15,544

From the commencement of our equity method investment in OpCo in September 2012, we have not received any distributions of income from OpCo and our carrying cost has been adjusted for our pro-rata share of earnings and losses in the entity and allocations of any additional cost. NHI’s gain of $1,657,000 from the sale of OpCo was calculated on the difference between the proceeds of $8,100,000 and the carrying amount of our equity-method investment of $6,443,000. Tax effects related to the transaction include the utilization of net operating loss carry-forwards and the write-off of residual deferred tax assets totaling $1,192,000.

Reserves for replacement, insurance, tax escrows and regulatory deposits include (1) amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages; and (2) state regulatory deposits.

With the adoption of ASU 2015-03, Interest-Imputation of Interest, in the first quarter of 2016, the balance in Other Assets was reduced to reflect the reclassification of our unamortized loan costs which are now being offset against the loan balances as shown in Note 6.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At September 30, 2016, we had net investments in mortgage notes receivable with a net carrying value of $154,994,000, secured by real estate and UCC liens on the personal property of 10 facilities, and other notes receivable with a carrying value of $28,999,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at September 30, 2016 or December 31, 2015.

Timber Ridge

In February 2015, we entered into an agreement to lend up to $154,500,000 to LCS-Westminster Partnership III LLP (“LCS-WP”), an affiliate of Life Care Services (“LCS”) . The loan agreement conveys a mortgage interest and will facilitate the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in Issaquah, WA managed by LCS. Our loan to LCS-WP represents a variable interest. As an affiliate of a larger company, LCS-WP is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE.

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $33,936,000 of Note A as of September 30, 2016. We anticipate fully funding Note A by December 31, 2016. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note (“Note B”) is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully funded as of September 30, 2016. We expect substantial repayment with new resident entrance fees upon the opening of Phase II. In October, 2016, Phase II opened, and LCS began repayment of the outstanding balance on Note B, with remittances of $20,597,000 during October.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined.

Senior Living Communities

In connection with the acquisition in December 2014 of the properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $4,096,000 at September 30, 2016, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 1.60%, plus 6%.

In March 2016, we extended two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans have a total balance of $6,024,000 at September 30, 2016.

Our loans to Senior Living and its subsidiaries represent a variable interest as does our lease, which is considered to be analogous to a financing arrangement. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell the facilities. The total amount funded was $12,556,000 as of September 30, 2016.

Our loans to SLM represent a variable interest as do our leases, which are analogous to financing arrangements. SLM is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE.

Bickford

On July 15, 2016, NHI extended a construction loan facility of up to $14,000,000 to Bickford for the purpose of developing and operating an assisted living/memory care community in Illinois. The total amount funded as of September 30, 2016 was $1,500,000, interest is to accrue at 9%, and the loan is to mature on July 15, 2021. The promissory note is secured by a first mortgage lien on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes.

Our loan to Bickford represents a variable interest as do our leases, which are considered to be analogous to financing arrangements. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

Sycamore

As discussed in Note 2, on June 1, 2016, two notes receivable from Sycamore, an affiliate of Bickford, having an aggregate principal and accrued interest balance of $9,753,000 were retired as part of an asset acquisition. As of September 30, 2016, our direct support of Sycamore is limited to our guarantee on a $3,930,000 letter of credit established for their benefit. Sycamore, as an affiliate company of Bickford, is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

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

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$5,127	$23,871	$21,040	$55,815
Debt securities	$—	$—	$17,037	$16,929

Net unrealized gains related to available-for-sale securities were $18,744,000 at September 30, 2016 and $34,667,000 at December 31, 2015. During the nine months ended September 30, 2016, we recognized gains on sales of marketable securities of $23,498,000 which were reclassified from accumulated other comprehensive income and are included in our Condensed Consolidated Statements of Income as Investment and other gains. No gains from sales of marketable securities were recognized during the quarter ended September 30, 2016.

NOTE 6. DEBT

Debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Convertible senior notes - unsecured (net of discount of $5,007 and $5,862)	$194,993	$194,138
Revolving credit facility - unsecured	128,600	34,000
Bank term loans - unsecured	250,000	250,000
Private placement term loans - unsecured	400,000	325,000
HUD mortgage loans (net of discount of $1,509 and $1,573)	44,526	45,035
Fannie Mae term loans - secured, non-recourse	78,084	78,084
Unamortized loan costs	(10,185)	(11,814)
	$1,086,018	$914,443

Aggregate principal maturities of debt as of September 30, 2016 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended September 30,
2017	$788
2018	814
2019	842
2020	379,471
2021	200,900
Thereafter	519,904
1,102,719
Less: discount	(6,516)
Less: unamortized loan costs	(10,185)
$1,086,018

At September 30, 2016 we had $421,400,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

On September 30, 2016, we issued $75,000,000 of 8-year notes with a coupon of 3.93% to a private placement lender.  The notes are unsecured and require quarterly payments of interest only until maturity.  Terms and conditions of the new financing are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

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

In June 2015 we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (53 bps at September 30, 2016); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. At closing, the new facility replaced a smaller credit facility last amended in March 2014 that provided for $700,000,000 of total commitments. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. Proceeds were used to reduce borrowings on our revolving bank credit facility. The notes are secured by the facilities previously pledged as security on Fannie Mae term debt that was retired in December 2014.

In January 2015 we issued $125,000,000 of 8-year notes with a coupon of 3.99% and $100,000,000 of 12-year notes with a coupon of 4.51% to a private placement lender. The notes are unsecured and require quarterly payments of interest only until maturity. Terms and conditions of the financing are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”). Interest is payable April 1st and October 1st of each year. As adjusted for terms of the indenture, the Notes are convertible at a conversion rate of 14.07 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.06 per share for a total of approximately 2,814,710 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Our average stock price for the quarter ended September 30, 2016, exceeded the conversion price, giving rise to a dilutive effect of 274,544 shares to a base of 39,651,900 weighted average diluted common shares. For the year-to-date period, 2016 dilution is determined by computing an average of incremental shares included in each quarterly diluted EPS computation, resulting in a dilutive effect of the conversion feature of 91,515 shares for the nine months ended September 30, 2016.

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

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at September 30, 2016, was $3,465,000.

Our HUD mortgage loans are secured by ten properties leased to Bickford. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. An additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,163,000 and an estimated fair value of $8,103,000.

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

The following table summarizes interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest expense at contractual rates	$10,087	$9,000	$29,592	$25,223
Capitalized interest	(144)	(92)	(460)	(296)
Amortization of debt issuance costs and debt discount	873	864	2,613	2,544
Total interest expense	$10,816	$9,772	$31,745	$27,471

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of September 30, 2016 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(743)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(3,572)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(6,028)

See Note 11 for fair value disclosures about our variable and fixed rate debt and interest rate swap agreements.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Bickford

In February 2015 we announced plans to develop five senior housing facilities in Illinois and Virginia to be managed by Bickford and each consisting of 60 private-pay assisted living and memory care units. The total estimated project cost is $55,000,000. These five properties represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. As of September 30, 2016, land and development costs incurred on the project totaled $43,017,000. One facility opened in July 2016, two opened in October 2016, and two are planned to open during the first half of 2017.

In conjunction with our acquisition of five assisted living and memory care communities in June 2016, we have committed to fund an additional $2,400,000 for capital expenditures and the expansion of the existing facilities, the funding of which will be added to the lease base. No amounts have been funded toward our commitment as of September 30, 2016.

We have extended a $14,000,000 construction loan facility to Bickford for the purpose of developing and operating an assisted living/memory care community in Illinois. Funding as of September 30, 2016 was $1,500,000. Bickford may also borrow an additional $2,000,000 upon achieving certain operating performance metrics.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo. At September 30, 2016, our commitment on the letter of credit totaled $3,930,000.

Chancellor

At September 30, 2016, we had a continuing commitment with Chancellor to provide up to $650,000 for renovations and improvements related to a senior housing community in Oregon. We have funded $52,000 as of September 30, 2016.

East Lake

In connection with our July 2015 lease of three senior housing properties, NHI has committed to East Lake certain lease incentive payments of $8,000,000 contingent on reaching and maintaining certain metrics, a contingent earnout of $750,000 payable to the seller upon attaining certain metrics, and the funding of an additional $400,000 for specified capital improvements. At acquisition, we estimated the seller contingent earnout payment to be probable and accordingly, have reflected that amount in our Condensed Consolidated Balance Sheet at September 30, 2016. We are unaware of circumstances that would change our initial assessment as to the contingent earnout and lease incentives. Funding of capital improvements and contingent payments earned will be included in the lease base when funded. Additionally, NHI has committed up to an additional $10,000,000 for capital improvements and potential expansion of the two CCRCs acquired in June 2016, of which $747,000 was drawn at September 30, 2016.

The Ensign Group

Our May 2016 lease of 15 skilled nursing facilities in Texas to The Ensign Group, as discussed in Note 2, includes a commitment from NHI to purchase four skilled nursing facilities in Texas for $56,000,000 which are leased to Legend and subleased to Ensign. The purchase window for the first facility is open. The other three facilities are under construction by the developer.

Life Care Services

As discussed in Note 4, we have a remaining loan commitment to an affiliate of Life Care Services for $26,064,000.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of September 30, 2016, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund a lease inducement payment of $2,000,000. Santé would earn the payment upon attaining and sustaining a specified lease coverage ratio. If earned, the payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. No change to our initial assessment has been made as a result of operations to date in 2016, and accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Senior Living Communities

As discussed in Note 4, as of September 30, 2016 we were committed to Senior Living to fund $15,000,000 on a revolving credit facility, with $10,904,000 undrawn, and $14,000,000 on a mezzanine loan, with $7,850,000 undrawn, related to the ongoing construction of a senior living campus on Daniel Island in South Carolina.

Senior Living Management

We are committed to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The total amounts funded were $12,556,000 as of September 30, 2016.

Marathon/Village Concepts

We are committed to fund up to $350,000 in specific capital improvements to our independent living community in Chehalis, Washington. A total of $158,000 has been funded as of September 30, 2016, and added to the lease base on which the lease amount is calculated.

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

NOTE 8. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gains on sales of real estate	$—	$1,126	$4,582	$1,126
Gains on sales of marketable securities	—	61	23,498	61
Gain on sale of equity-method investee	1,657	—	1,657	—
	$1,657	$1,187	$29,737	$1,187

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. As of September 30, 2016, there were 1,446,668 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of September 30, 2016, the 2005 Plan has expired and no additional shares may be granted under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected will result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended September 30, 2016 and 2015 was $251,000 and $233,000, respectively, and is included in general and administrative expense in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2016 and 2015 compensation expense included in general and administrative expense was $1,481,000 and $1,930,000, respectively.

At September 30, 2016, we had $650,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2016 - $251,000, 2017 - $360,000 and 2018 - $39,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The weighted average fair value per share of options granted was $3.65 and $4.74 for 2016 and 2015, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015
Dividend yield	5.9%	4.7%
Expected volatility	19.1%	17.8%
Expected lives	2.9 years	2.8 years
Risk-free interest rate	0.91%	0.98%

The following table summarizes our outstanding stock options:

	Nine Months Ended
	September 30,
	2016	2015
Options outstanding January 1,	741,676	871,671
Options granted under 2012 Plan	470,000	450,000
Options granted under 2005 Plan	—	20,000
Options exercised under 2012 Plan	(608,331)	(421,657)
Options canceled under 2012 Plan	—	(100,000)
Options exercised under 2005 Plan	(61,666)	(50,002)
Options outstanding, September 30,	541,679	770,012

Exercisable at September 30,	188,331	496,664

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$33,032	$33,600	$110,352	$94,466

BASIC:
Weighted average common shares outstanding	39,283,919	37,566,221	38,735,262	37,563,503

DILUTED:
Weighted average common shares outstanding	39,283,919	37,566,221	38,735,262	37,563,503
Stock options	93,437	16,920	49,248	42,024
Convertible subordinated debentures	274,544	—	91,515	6,314
Average dilutive common shares outstanding	39,651,900	37,583,141	38,876,025	37,611,841

Net income per common share - basic	$.84	$.89	$2.85	$2.51
Net income per common share - diluted	$.83	$.89	$2.84	$2.51

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	—	107,993	8,490	42,052
Regular dividends declared per common share	$.90	$.85	$2.70	$2.55

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	September 30, 2016	December 31, 2015
Level 1
Common stock of other healthcare REITs	Marketable securities	$23,871	$55,815
Debt securities	Marketable securities	$—	$16,929

Level 2
Interest rate swap liability	Accounts payble and accrued expenses	$10,342	$6,730

Carrying values and fair values of financial instruments that are not carried at fair value at September 30, 2016 and December 31, 2015 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2016	2015	2016	2015
Level 2
Variable rate debt	$375,182	$279,745	$378,600	$284,000
Fixed rate debt	$710,836	$634,698	$746,026	$641,066

Level 3
Mortgage and other notes receivable	$183,993	$133,714	$191,201	$141,408

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility are reasonably estimated at their carrying value at September 30, 2016 and December 31, 2015, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 12. SUBSEQUENT EVENTS

Senior Living Communities

On November 3, 2016, we announced plans to acquire Evergreen Woods, a 299-unit continuing care retirement community in Connecticut, for $74,000,000 in cash, inclusive of a $4,000,000 regulatory deposit. The facility will be added to our existing master lease with Senior Living at the current lease rate of 6.77%, subject to 4% escalation in January 2017 and 2018 and 3% thereafter. As an addition to our master lease with Senior Living, the initial term is 13 years, plus renewal options.

Because Evergreen Woods was previously owner-operated, we will account for our purchase of the property as an asset acquisition. As part of this transaction, we tentatively plan to attribute $7,724,000 of the purchase price to fair value of the land, and $62,276,000 to the fair value of building and improvements.

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

In February 2016 the FASB issued ASU 2016-02, Leases. Public companies will be required to apply ASU 2016-02 for all accounting periods beginning after December 15, 2018 - for REITs this means application will be required beginning January 1, 2019. Early adoption is permitted. All leases with lease terms greater than one year are subject to ASU 2016-02 , including leases in place as of the adoption date. Management expects that, because of the ASU 2016-02’s emphasis on lessee accounting, ASU 2016-02 will not have a material impact on our accounting for leases. Consistent with present standards, NHI will continue to account for lease revenue on a straight-line basis for most leases. Also consistent with NHI’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized.

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

Portfolio

At September 30, 2016, we had investments in real estate and mortgage and other notes receivable involving 206 facilities located in 32 states. These investments involve 128 senior housing properties, 73 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $1,152,000) consisted of properties with an original cost of approximately $2,392,524,000, rented under triple-net leases to 27 lessees, and $183,993,000 aggregate carrying value of mortgage and other notes receivable due from 13 borrowers.

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

The following tables summarize our investments in real estate, mortgage and other notes receivable and year-to-date revenue, excluding disposals, for each asset type as of September 30, 2016 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	76	3,689		$38,338	21.3%	$627,551
Senior Living Campus	10	1,323		10,252	5.7%	162,007
Total Senior Housing - Need-Driven	86	5,012		48,590	27.0%	789,558
Senior Housing - Discretionary
Independent Living	29	3,212		34,453	19.1%	512,232
Entrance-Fee Communities	9	2,064		30,683	17.0%	519,723
Total Senior Housing - Discretionary	38	5,276		65,136	36.2%	1,031,955
Total Senior Housing	124	10,288		113,726	63.1%	1,821,513
Medical Facilities
Skilled Nursing Facilities	67	8,687		49,980	27.7%	509,394
Hospitals	3	181		5,769	3.2%	51,131
Medical Office Buildings	2	88,517	*	751	0.4%	10,486
Total Medical Facilities	72			56,500	31.4%	571,011
Total Real Estate Properties	196			$170,226	94.5%	$2,392,524

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	3	222		$451	0.3%	$15,046
Senior Housing - Discretionary	1	400		6,026	3.3%	127,325
Medical Facilities	6	450		880	0.5%	12,623
Other Notes Receivable	—	—		2,558	1.4%	28,999
Total Mortgage and Other Notes Receivable	10	1,072		9,915	5.5%	183,993
Total Portfolio	206			$180,141	100.0%	$2,576,517

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	196			$170,226	94.5%	$2,392,524
Mortgage and Other Notes Receivable	10			9,915	5.5%	183,993
Total Portfolio	206			$180,141	100.0%	$2,576,517

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	79	3,911		$38,789	21.5%	$642,597
Senior Living Campus	10	1,323		10,252	5.7%	162,007
Total Senior Housing - Need-Driven	89	5,234		49,041	27.2%	804,604
Senior Housing - Discretionary
Entrance-Fee Communities	10	2,464		36,709	20.4%	647,048
Independent Living	29	3,212		34,453	19.1%	512,232
Total Senior Housing - Discretionary	39	5,676		71,162	39.5%	1,159,280
Total Senior Housing	128	10,910		120,203	66.7%	1,963,884
Medical Facilities
Skilled Nursing Facilities	73	9,137		50,860	28.3%	522,017
Hospitals	3	181		5,769	3.2%	51,131
Medical Office Buildings	2	88,517	*	751	0.4%	10,486
Total Medical	78			57,380	31.9%	583,634
Other	—			2,558	1.4%	28,999
Total Portfolio	206			$180,141	100.0%	$2,576,517

Portfolio by Operator Type
Public	53			$35,408	19.7%	$235,748
National Chain (Privately-Owned)	27			34,964	19.4%	521,139
Regional	113			98,187	54.5%	1,634,404
Small	13			11,582	6.4%	185,226
Total Portfolio	206			$180,141	100.0%	$2,576,517

For the nine months ended September 30, 2016, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; The Ensign Group; Health Services Management; Holiday Retirement; Life Care Services; National HealthCare Corp; and Senior Living Communities.

As of September 30, 2016, our average effective annualized rental income was $8,250 per bed for skilled nursing facilities, $12,167 per unit for senior living campuses, $15,362 per unit for assisted living facilities, $14,333 per unit for independent living facilities, $21,167 per unit for entrance fee communities, $42,499 per bed for hospitals, and $11 per square foot for medical office buildings.

We may invest a portion of our funds in the common shares of other publicly-held healthcare REITs. At September 30, 2016, such investments had a carrying value of $23,871,000.

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

For the nine months ended September 30, 2016, approximately 28% of our revenue from continuing operations was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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
1 Based on $.90 per common share for the first, second and third quarters, annualized

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

We calculate our fixed charge coverage ratio as approximately 5.8x for the nine months ended September 30, 2016 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 50). On an annualized basis, our consolidated net debt-to Adjusted EBITDA ratio is approximately 4.4x for the quarter ended September 30, 2016 (in thousands):

Consolidated Total Debt	$1,086,018
Less: cash and cash equivalents	(4,197)
Consolidated Net Debt	$1,081,821

Adjusted EBITDA	$61,508
Annualizing Adjustment	184,524
Annualized impact of recent investments	2,272
	$248,304

Consolidated Net Debt to Adjusted EBITDA	4.4	x

According to current projections by the U.S. Department of Health and Human Services, the number of Americans 65 and older is expected to grow 36% between 2010 and 2020, compared to a 9% growth rate for the general population. As Transgenerationalaging.org notes: “The fastest-growing segment of the total population is the oldest old—those 80 and over. Their growth rate is twice that of those 65 and over and almost 4-times that for the total population. In the United States, this group now represents 10% of the older population and will more than triple from 5.7 million in 2010 to over 19 million by 2050.”

While affordability issues will play a limiting role in the movement of this oldest age demographic into active participation in the senior care market, the swelling in the ranks of the very old is expected to increase demand for senior housing properties of all types in the coming decades. There is increasing demand for private-pay senior housing properties in countries outside the U.S., as well. We therefore consider real estate and note investments with U.S. entities who seek to expand their senior housing operations into countries where local-market demand is sufficiently demonstrated.

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

Significant Operators

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Nine Months Ended September 30,				Lease
	Asset Class	Amount	2016		2015		Renewal
Holiday Retirement	ILF	$493,378	$32,863	19%	$32,863	21%	2031
Senior Living Communities	EFC	476,000	29,566	17%	29,566	19%	2029
National HealthCare Corporation	SNF	171,297	28,357	17%	27,492	17%	2026
Bickford Senior Living	ALF	369,628	21,999	13%	17,844	11%	Various
All others	Various	882,221	58,589	34%	51,859	32%	Various
		$2,392,524	$171,374		$159,624

Joint Venture

On September 30, 2016, NHI and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford Senior Living (“Bickford”) entered into a definitive agreement terminating their joint venture consisting of the ownership and operation of 32 stabilized properties and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. During the period ended September 30, 2016, we owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary (“PropCo”) which owns 32 assisted living/memory care facilities, one new facility and four facilities in development. The facilities have been leased to an operating company (“OpCo”), in which we previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture was structured to comply with the provisions of RIDEA.

NHI agreed to redeem Bickford’s 15% interest in the real estate underlying the joint venture (PropCo) for a distribution to Bickford of $25,100,000, before the offset by Bickford of $8,100,000 payable to NHI in acquisition of our non-controlling 85% interest in senior housing operations (OpCo), which we have carried on our balance sheet as an equity-method investment through September 30, 2016. A remaining distribution of $10,546,000 related to the transaction is recorded in our accounts payable at September 30, 2016.

NHI’s gain of $1,657,000 from the sale of OpCo was calculated on the difference between the proceeds of $8,100,000 and the carrying amount of our equity-method investment of $6,443,000. No gain or loss was recognized on our acquisition of Bickford’s 15% interest in PropCo, which has previously been consolidated. Rather, Bickford’s non-controlling interest was de-recognized, and the difference between the fair value of NHI’s cost allocated to the redemption and the carrying amount for Bickford’s non-controlling interest was recorded as an adjustment to equity through additional-paid-in capital.

Provisions governing details of the unwinding reach to our various arrangements with Bickford and include but are not limited to the following:

•	For the 32 stabilized facilities previously owned by the joint venture, forward annual contractual rent is unchanged at $26,260,000 plus annual escalators of 3%

•
For the five additional facilities under development owned by NHI, of which one opened in July, two opened in October 2016, and two are planned to open in the first half of 2017, funded amounts will be added to the lease basis during construction and up to the first six months after opening; thereafter, base rent will be charged to Bickford at a 9% annual rate. Once the facilities are stabilized, rent will be reset to fair market value.

•
Future development projects between the parties will be funded through a construction loan at 9% annual interest. NHI has a purchase option at stabilization, whereby rent will be set based on our total investment with a floor of 9.55% on NHI’s total investment.

•
On current and future development projects, Bickford as the operator will be entitled to incentive payments based on the achievement of predetermined operational milestones, the funding of which will increase the investment base for determining the NHI lease payment.

On June 1, 2016, in an asset acquisition, we acquired five assisted living and memory care facilities owned and operated by Bickford for $87,500,000, including $77,747,000 in cash and cancellation of notes and accrued interest receivable totaling $9,753,000 (Note 4). Additionally, we have committed $2,400,000 for capital expenditures and expansion of the existing facilities, the funding of which will be added to the lease base. The lease provides for an initial rate of 7.25% and term of 15 years plus two five-year renewal options. The annual lease escalator is 3%. NHI’s purchase option on an additional Bickford facility was relinquished. The facilities, consisting of 277 total units, are located in Iowa (2), Missouri, Illinois, and Nebraska. The facilities were not included in the RIDEA joint venture between the parties.

Of our total revenues, $8,528,000 (13%) and $6,150,000 (11%) were recognized as rental income from Bickford for the three months ended September 30, 2016 and 2015, respectively, and $21,999,000 (12%) and $17,844,000 (10%) for the nine months ended September 30, 2016 and 2015, respectively.

The income statements for OpCo include the operating results of 32 same-store properties and 4 properties under development or lease-up. For accounting purposes, we are required to expense the pre-opening expenses and operating losses of newly-developed properties.

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$22,038	$19,625	$63,943	$56,776

Operating expenses, including management fees	16,244	13,508	45,415	39,043
Lease expense, including straight-line rent	6,463	6,235	19,332	18,117
Depreciation and amortization	212	179	619	516
Net Loss	$(881)	$(297)	$(1,423)	$(900)

On July 15, 2016, NHI extended a $14,000,000 construction loan facility to Bickford for the purpose of developing and operating an assisted living/memory care community in Illinois. The total amount funded as of September 30, 2016 was $1,500,000, interest is to accrue at 9%, and the loan is to mature on July 15, 2021. The promissory note is secured by a first mortgage lien on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. The loan and subject property were not included in the joint venture between the parties.

Investment Highlights

Since January 1, 2016, we have made or announced the following investments related to real estate ($ in thousands):

	Properties	Asset Class	Amount
Lease Investments
Watermark Retirement / East Lake Capital Mgmt.	2	SHO	$66,300
The Ensign Group	8	SNF	118,500
Marathon/Village Concepts	1	SHO	9,813
Bickford Senior Living	5	SHO	89,900
Chancellor Health Care	2	SHO	36,650
Senior Living Communities	1	SHO	74,000
Note Investments
Senior Living Communities	1	SHO	14,000
Senior Living Management	5	SHO	24,500
Bickford Senior Living	1	SHO	14,000
			$447,663

Watermark Retirement / East Lake Capital

On June 1, 2016, NHI acquired two entrance fee continuing care retirement communities (“CCRCs”) from funds managed by certain affiliates of East Lake Capital Management (“East Lake”) for $56,300,000 in cash, inclusive of a $4,500,000 regulatory deposit, and entered into a lease transaction with affiliates of East Lake. The CCRCs consist of 460 units and are located in Bridgeport and Southbury, Connecticut. The communities are sub-leased to affiliates of Watermark Retirement Communities (“Watermark”), the current manager. The lease has a term of 15 years, with an initial lease rate to East Lake of 7% on our total investment with escalators of 3.5% in years two through four, and 3% annually thereafter. NHI has committed up to an additional $10,000,000 for capital improvements and potential expansion of the communities over the next two years, of which $747,000 was drawn at September 30, 2016.

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

As part of this transaction, NHI is committed to purchase, from a developer, four new skilled nursing facilities in Texas for $56,000,000 which are leased to Legend and subleased to Ensign. The purchase window for the first facility is open until February 2017. The other three facilities are under construction by the developer.

Marathon/Village Concepts

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

Chancellor

On August 31, 2016, we acquired two facilities consisting of a senior living campus and a memory-care facility in McMinnville, Oregon, for $36,650,000 in cash inclusive of closing costs of $150,000. We leased the facilities to Chancellor Health Care for an initial lease term of 15 years, with renewal options, at an initial annual lease rate of 7.5% plus annual escalators. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

Senior Living Communities

In March 2016, we extended mezzanine loans of $12,000,000 and $2,000,000 to affiliates of Senior Living Communities, LLC, to partially fund construction of a 186-unit senior living campus on Daniel Island in North Carolina. The loans, which are payable monthly, bear interest at 10% per annum and mature in March 2021. The loans, having a total balance of $6,024,000 at September 30, 2016, are in addition to the $15,000,000 revolving line of credit we provided Senior Living in connection with our 2014 lease of 8 retirement communities.

On November 3, 2016, we announced plans to acquire Evergreen Woods, a 299-unit continuing care retirement community in Connecticut, for $74,000,000 in cash, inclusive of a $4,000,000 regulatory deposit. The facility will be added to our existing master lease with Senior Living at the existing lease rate of 6.77%, subject to 4% escalation in January 2017 and 2018 and 3% thereafter. As an addition to our master lease with Senior Living, the initial term is 13 years, plus renewal options.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish through its corporate entity and affiliates our current tenant, Senior Living Management (“SLM”), Inc., with loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell one or more of the facilities. To date, $12,556,000 has been drawn on the two loans.

Other Portfolio Activity

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended September 30, 2016, we did not have any renewing or expiring leases.

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

In October 2016, as a result of material noncompliance with lease terms, we began exploratory measures to effect either transitioning the lease of a 126-unit assisted living portfolio from the current tenant or the marketing of the underlying properties. Either of these courses of action result in recording a reserve, for accounting purposes, at September 30, 2016, of $1,131,000 related to straight-line rent receivables. While straight-line receivables represent the effects of recognizing future escalations under terms of the lease using the straight-line method, we anticipate full recovery of all amounts billed to date under the lease. We have made no provision for any legal or other costs associated with the transition, as these amounts are neither estimable nor, in the opinion of management, material to our financial position or results of operations. Contractual rent received through August 2016 was $1,491,000.

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $33,936,000 of Note A as of September 30, 2016. We anticipate fully funding Note A by December 31, 2016. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note (“Note B”) is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully funded as of September 30, 2016. We expect substantial repayment with new resident entrance fees upon the opening of Phase II. In October, 2016, Phase II opened, and LCS began repayment of the outstanding balance on Note B, with remittances of $20,597,000 during October.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. The current basis of our investment in Timber Ridge loans, net of unamortized commitment fees, is $127,324,000, but we are obligated to complete the funding of both Notes A and B of up to $154,500,000, which represents the maximum exposure to loss of NHI due to our relationship with Timber Ridge.

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

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts. In recording the transition of our leases from Legend to Ensign, we wrote off the $6,400,000 fair value assigned to the former Legend leases and $8,326,000 of accumulated straight-line rent receivable. Another $1,131,000 of accumulated straight-line receivables were written off in the preparation for transition to a new tenant in in the four-facility portfolio mentioned above.

The above write-offs have been classified among operating expenses as “Loan and realty losses (recoveries)” in our accompanying Condensed Consolidated Statement of Income. The losses are non-cash, transactional in nature, and relate to accounting conventions governing the recording of leases when a new lessee replaces a former lessee. Due to the nature of these items as unusual and infrequent transactions, we have adjusted their effect in our presentation of non-GAAP financial measures.

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. On April 21, 2016, the Centers for Medicare & Medicaid Services (“CMS”) released a proposed rule outlining a 1.6% increase in their Medicare reimbursement for fiscal year 2017 beginning on October 1, 2016. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities. Accordingly, for the near-term, we are treating as cautionary the Federal Government’s recent re-commitment, after debating a ‘chained CPI’ indexing, to fully index Social Security to inflation. In this cautious approach, any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	September 30,		Period Change
	2016	2015	$	%
Revenues:
Rental income
15 SNFs leased to Ensign Group transitioned from Legend	$4,438	$2,352	$2,086	88.7%
ALFs operated by Bickford Senior Living	8,044	6,115	1,929	31.5%
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	2,212	1,171	1,041	88.9%
ILFs leased to an affiliate of Holiday Retirement	8,713	8,338	375	4.5%
7 EFCs and 1 SLC leased to Senior Living Communities	8,060	7,750	310	4.0%
ALFs leased to Chancellor Health Care	1,158	864	294	34.0%
2 SNFs leased to Legend; disposed prior to Q3 2016	—	791	(791)	NM
SNFs leased to Fundamental Long Term Care[1]	676	1,409	(733)	(52.0)%
Other new and existing leases	19,971	19,485	486	2.5%
	53,272	48,275	4,997	10.4%
Straight-line rent adjustments, new and existing leases	6,000	6,184	(184)	(3.0)%
Total Rental Income	59,272	54,459	4,813	8.8%
Interest income from mortgage and other notes
Timber Ridge mortgage and construction loans	2,316	1,054	1,262	NM
SLM mortgage, mezzanine, and construction loans	173	4	169	NM
Senior Living Communities construction loan	236	123	113	91.9%
Mortgage and other notes paid off during the period	10	369	(359)	(97.3)%
Other new and existing mortgages	856	957	(101)	(10.6)%
Total Interest Income from Mortgage and Other Notes	3,591	2,507	1,084	43.2%
Investment income and other	388	1,255	(867)	(69.1)%
Total Revenue	63,251	58,221	5,030	8.6%
Expenses:
Depreciation
15 SNFs leased to Ensign Group transitioned from Legend	1,320	526	794	NM
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	740	444	296	66.7%
ALFs operated by Bickford Senior Living	2,649	1,956	693	35.4%
Other new and existing assets	10,531	10,559	(28)	(0.3)%
Total Depreciation	15,240	13,485	1,755	13.0%
Interest expense and amortization of debt issuance costs and discounts	10,816	9,772	1,044	10.7%
Payroll and related compensation expenses	1,055	478	577	NM
Loan and realty losses	1,131	—	1,131	NM
Other expenses	1,541	1,544	(3)	(0.2)%
	29,783	25,279	4,504	17.8%
Income before equity-method investee, TRS tax benefit, investment and other gains and noncontrolling interest	33,468	32,942	526	1.6%
Loss from equity-method investee	(754)	(252)	(502)	NM
Income tax (expense) benefit attributable to taxable REIT subsidiary	(933)	100	(1,033)	NM
Investment and other gains	1,657	1,187	470	39.6%
Net income	33,438	33,977	(539)	(1.6)%
Less: net income attributable to noncontrolling interest	(406)	(377)	(29)	7.7%
Net income attributable to common stockholders	$33,032	$33,600	$(568)	(1.7)%

NM - not meaningful
[1] Two Texas SNFs disposed since September 30, 2015

Financial highlights of the quarter ended September 30, 2016, compared to 2015 were as follows:

•
Rental income increased $4,813,000, or 8.8%, primarily as a result of new investments funded in 2015 and 2016. The increase in rental income included a $184,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $1,084,000 primarily due to advances made on our mortgage and construction loan commitment to the Timber Ridge entrance fee community as described in Investment Highlights, partially offset by lower interest income from notes paid off since September 2015. We expect total interest income from our loan portfolio to decrease as repayments of our $94,500,000 construction loan to Timber Ridge began in October 2016 and we expect the loan to be fully repaid by the end of 2017. Interest income from our loan portfolio is also subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense increased $1,755,000 primarily due to new real estate investments completed since September 2015.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $1,044,000 primarily as a result of the timing and amount of new borrowings since September 2015, and our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•	Payroll and related expenses increased $577,000 due primarily to the executive compensation accruals reversed during the 2015 third quarter upon the departure of our former President and CEO.

•
Loan and realty losses of $1,131,000 relate to the non-cash write-off of straight-line rent receivable resulting from material non-compliance with lease terms in connection with a 126-unit portfolio, which NHI is endeavoring to transition to another tenant or market the properties.

•
A $754,000 loss from our 85% interest in the loss from OpCo, our RIDEA joint venture entity, was due primarily to seasonal factors, increases in wages and the presence of $291,000 in pre-opening losses in the third quarter of 2016 among four development properties.

•	Investment and other gains includes $1,657,000 recorded as a gain on the sale of our 85% non-controlling interest in OpCo.

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2016	2015	$	%
Revenues:
Rental income
15 SNFs leased to Ensign Group transitioned from Legend	$11,223	$7,016	$4,207	60.0%
ALFs operated by Bickford Senior Living	21,517	17,609	3,908	22.2%
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	4,882	1,171	3,711	NM
ILFs leased to an affiliate of Holiday Retirement	26,139	25,013	1,126	4.5%
ALFs leased to Chancellor Health Care	3,461	2,494	967	38.8%
7 EFCs and 1 SLC leased to Senior Living Communities	24,180	23,250	930	4.0%
SNFs leased to Fundamental Long Term Care[1]	2,006	4,207	(2,201)	(52.3)%
2 SNFs leased to Legend; disposed prior to Q3 2016	993	2,336	(1,343)	(57.5)%
Other new and existing leases	60,390	58,036	2,354	4.1%
	154,791	141,132	13,659	9.7%
Straight-line rent adjustments, new and existing leases	16,583	18,492	(1,909)	(10.3)%
Total Rental Income	171,374	159,624	11,750	7.4%
Interest income from mortgage and other notes
Timber Ridge mortgage and construction loans	6,026	2,181	3,845	NM
Senior Living Communities construction and mezzanine loans	667	294	373	NM
SLM mortgage, mezzanine, and construction loans	178	11	167	NM
Capital Funding Group	1,182	1,537	(355)	(23.1)%
Mortgage and other notes paid off during the period	556	1,819	(1,263)	(69.4)%
Other new and existing mortgages	1,306	1,307	(1)	(0.1)%
Total Interest Income from Mortgage and Other Notes	9,915	7,149	2,766	38.7%
Investment income and other	2,184	3,512	(1,328)	(37.8)%
Total Revenue	183,473	170,285	13,188	7.7%
Expenses:
Depreciation
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	1,740	444	1,296	NM
15 SNFs leased to Ensign Group transitioned from Legend	3,166	1,577	1,589	100.8%
ALFs operated by Bickford Senior Living	6,939	5,660	1,279	22.6%
ALFs leased to Chancellor Health Care	1,158	746	412	55.2%
Other new and existing assets	30,665	31,075	(410)	(1.3)%
Total Depreciation	43,668	39,502	4,166	10.5%
Interest expense and amortization of debt issuance costs and discounts	31,745	27,471	4,274	15.6%
Payroll and related compensation expenses	3,060	3,193	(133)	(4.2)%
Compliance, consulting and professional fees	2,124	2,384	(260)	(10.9)%
Non-cash share-based compensation expense	1,481	1,930	(449)	(23.3)%
Loan and realty losses (recoveries)	15,856	(491)	16,347	NM
Other expenses	1,785	1,496	289	19.3%
	99,719	75,485	24,234	32.1%
Income before equity-method investee, TRS tax benefit, investment and other gains and noncontrolling interest	83,754	94,800	(11,046)	(11.7)%
Loss from equity-method investee	(1,214)	(765)	(449)	58.7%
Income tax (expense) benefit attributable to taxable REIT subsidiary	(749)	306	(1,055)	NM
Investment and other gains	29,737	1,187	28,550	NM
Net income	111,528	95,528	16,000	16.7%
Less: Net income attributable to noncontrolling interest	(1,176)	(1,062)	(114)	10.7%
Net income attributable to common stockholders	$110,352	$94,466	$15,886	16.8%

NM - not meaningful
[1] Two Texas SNFs disposed since September 30, 2015

Financial highlights of the nine months ended September 30, 2016, compared to the same period in 2015 were as follows:

•
Rental income increased $11,750,000, or 7.4%, primarily as a result of new investments funded in 2015 and 2016. The increase in rental income included a $1,909,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $2,766,000 primarily due to advances made on our mortgage and construction loan commitment to the Timber Ridge entrance fee community as described in Investment Highlights, partially offset by lower interest income from notes paid off since September 2015. We expect total interest income from our loan portfolio to decrease as repayments of our $94,500,000 construction loan to Timber Ridge began in October 2016 and we expect the loan to be fully repaid by the end of 2017. Interest income from our loan portfolio is also subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense recognized in continuing operations increased $4,166,000 compared to the prior year primarily due to new real estate investments completed since September 2015.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $4,274,000 primarily as a result of the timing and amount of new borrowings and our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and lock in the investment spread between our lease revenue and our cost of debt capital.

•
Payroll and related expenses decreased $133,000 due primarily to reduced compensation accruals resulting from the departure of our former President and CEO in 2015 and were partially offset by costs resulting from additions to our management team and corporate staff.

•
Loan and realty losses of $15,856,000 relate to non-cash transactional write-offs involving the acquisition of eight skilled nursing facilities from Legend and transition of a total of 15 SNF leases to Ensign in the second quarter of 2016, and the non-cash write-off of straight-line rent receivable during the third quarter of 2016 resulting from a tenant’s material non-compliance with our lease terms and our planned transition to another tenant or to market the properties.

•
Investment and other gains includes $23,498,000 from the sale of marketable securities, $2,805,000 from the sale of two Texas skilled nursing facilities in May 2016, $1,654,000 from the sale of an Idaho skilled nursing facility in March 2016, $123,000 from the sale of a vacant land parcel in Alabama and $1,657,000 recorded as a gain on the sale of our 85% non-controlling interest in OpCo.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Nine Months Ended September 30,		One Year Change
	2016	2015	$	%
Cash and cash equivalents at beginning of period	$13,286	$3,287	$9,999	304.2%
Net cash provided by operating activities	129,316	120,796	8,520	7.1%
Net cash used in investing activities	(300,166)	(158,746)	(141,420)	89.1%
Net cash provided by financing activities	161,761	48,860	112,901	231.1%
Cash and cash equivalents at end of period	$4,197	$14,197	$(10,000)	(70.4)%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2016 increased as compared to 2015 primarily as a result of the collection of lease payments on new real estate investments since September 2016.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2016 increased primarily due to $389,899,000 of investments in real estate and notes which were partially offset by sales of marketable securities and certain real estate assets.

Financing Activities – The change in net cash related to financing activities for the nine months ended September 30, 2016 compared to the same period in 2015 is primarily the result of borrowings on our revolving credit facility, $75,000,000 in unsecured debt from a private placement lender and $104,190,000 in proceeds from stock issuances. These capital sources were partially offset by dividends paid to stockholders which increased $9,714,000 over the same period in 2015 due to a 5.9% increase in our per share dividend and the issuance of additional common shares.

Liquidity

At September 30, 2016, our liquidity was strong, with $425,597,000 available in cash and borrowing capacity on our revolving credit facility.

Our ATM program, discussed below, and our investment in marketable securities, carried at fair value of approximately $23,871,000 at September 30, 2016, represent additional sources of liquidity. Traditionally, debt financing and cash resulting from operating and financing activities, which are derived from proceeds of lease and mortgage collections, loan payoffs and the recovery of previous write-downs, have been used to satisfy our operational and investing needs and to provide a return to our shareholders. Those operational and investing needs reflect the resources necessary to maintain and cultivate our funding sources and have generally fallen into three categories: debt service, REIT operating expenses, and new real estate investments.

In June 2015, we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over 30-day LIBOR (53 bps at September 30, 2016); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which also remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR,with a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020.

At September 30, 2016, we had $421,400,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

We began liquidating our position in LTC Properties, Inc. (“LTC”) common stock in the fourth quarter of 2015. In May and June 2016, we sold 834,660 shares of LTC common stock, in a further reduction of our LTC holdings. During 2016 we have realized net proceeds of $39,401,000 from these sales and an additional $17,048,000 from sales in January 2016 of marketable debt securities held at amortized cost. A taxable gain of approximately $23,498,000 resulting therefrom is expected to be adequately offset by depreciation and other deductions in the calculation of our REIT taxable income, making all of the proceeds available for deployment.

In June 2016, we completed an at-the market (“ATM”) equity offering. With a weighted average price for shares sold of $71.30, we issued 714,666 common shares resulting in net proceeds of $50,189,000, which we used to pay down our revolving credit facility. We entered into further ATM sales beginning in August 2016 to provide ratable equity funding for our third quarter investments and in anticipation of our Evergreen acquisition announced November 3, 2016. We obtained an average price for shares sold of $80.51, in issuing 680,976 common shares, resulting in net proceeds of $54,001,000.

The use of funds from our ATM and the sales of LTC common stock effected a rebalancing of our leverage in response to our year-to-date acquisitions and keeps our options flexible for further expansion. We continue to explore various other funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

We expect that borrowings on our revolving credit facility, liquidation of our marketable securities and our ATM program will allow us to continue to make real estate investments during the remainder of 2016 and in 2017.

We intend to use the net proceeds from the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. The offerings have been made pursuant to a prospectus supplement dated February 17, 2015 and a related prospectus dated March 18, 2014, which constitute a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission. We expect to update the 2015 prospectus supplement in the first quarter of 2017.

We plan to refinance borrowings on our revolving credit facility through the ATM and longer-term debt instruments. We will consider secured debt from U.S. Govt. agencies, including HUD, private placements of unsecured debt, and public offerings of debt and equity. We anticipate that our historically low cost of debt capital will rise in the near to mid-term, as the federal government transitions away from quantitative easing.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on three of our term loans as of September 30, 2016 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(743)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(3,572)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(6,028)

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2016 and thereafter. During the third quarter of 2016, we declared a quarterly dividend of $.90 per common share to shareholders of record on September 30, 2016, payable on November 10, 2016. This matches the quarterly dividend for the 1st and 2nd quarter of 2016.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For additional information on our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations and Contingent Liabilities below.

Our loans to LCS-WP, loans and leases with Bickford, SLC and SLM, our leases with East Lake and our commitments to Sycamore and the Ensign developer represent variable interests in those enterprises. The nature of our relationships with these entities and meaningful terms of arrangements between us are detailed further in Notes 1, 2, 4 and 12 to the consolidated financial statements. Generally, each of the entities is structured to afford a corporate veil separating ownership from operational interests. In these cases, the capitalization level resultant from such structuring causes NHI to consider each a VIE, since capitalization adequate for ongoing operations does not necessarily demonstrate adequacy to fund “expected losses,” as defined by ASC 815. We do not control these entities, nor do we have any role in their day-to-day management, and we conclude that we are not their primary beneficiary. Except as discussed below under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from transactions with these entities, and we believe our maximum exposure to loss at September 30, 2016, due to our involvement would be limited to our contractual commitments and contingent liabilities, the amount of credit we currently extend to them and the extent of our straight-line lease receivables.

Contractual Obligations and Contingent Liabilities

As of September 30, 2016, our contractual payment obligations and contingent liabilities are more fully described in the notes to the consolidated financial statements and were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,404,573	$30,570	$127,421	$659,578	$587,003
Real estate purchase liabilities	750	750	—	—	—
Construction commitments	27,206	27,206	—	—	—
Loan commitments	69,261	69,261	—	—	—
	$1,501,790	$127,787	$127,421	$659,578	$587,003
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of September 30, 2016. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

	Asset Class	Type	Total	Funded	Remaining
Commitments:
Life Care Services	SHO	Construction Loan	$154,500,000	$(128,436,000)	$26,064,000
Bickford Senior Living	SHO	Construction Loan	$14,000,000	$1,500,000	$15,500,000
Bickford Senior Living	SHO	Construction	$55,000,000	$(43,017,000)	$11,983,000
Chancellor Health Care	SHO	Construction	$650,000	$(52,000)	$598,000
East Lake/Watermark Retirement	SHO	Renovation	$10,000,000	$747,000	$10,747,000
Santé Partners	SHO	Renovation	$3,500,000	$(2,621,000)	$879,000
Bickford Senior Living	SHO	Renovation	$2,400,000	$—	$2,400,000
East Lake Capital Management	SHO	Renovation	$400,000	$—	$400,000
Woodland Village	SHO	Renovation	$350,000	$158,000	$508,000
Senior Living Communities	SHO	Revolving Credit	$29,000,000	$(10,246,000)	$18,754,000
Senior Living Management	SHO	Mezzanine Loan	$24,500,000	$12,556,000	$37,056,000
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$—	$56,000,000

Contingencies:
East Lake Capital Management	SHO	Lease Inducement	$8,000,000	$—	$8,000,000
East Lake Capital Management	SHO	Seller Earnout	$750,000	$—	$750,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	$3,930,000	$—	$3,930,000
Santé Partners	SHO	Lease Inducement	$2,000,000	$—	$2,000,000
Bickford Senior Living	SHO	Construction Loan	$2,000,000	$—	$2,000,000

Bickford

In February 2015 we announced plans to develop five senior housing facilities in Illinois and Virginia to be managed by Bickford and each consisting of 60 private-pay assisted living and memory care units. The total estimated project cost is $55,000,000. These five properties represent the culmination of plans announced in 2012 between NHI and Bickford to construct a total of eight facilities. The first three communities, all in Indiana, opened in 2013 and 2014. As of September 30, 2016, land and development costs incurred on the project totaled $43,017,000. One facility opened in July 2016, two opened in October 2016, and two are planned to open during the first half of 2017.

In conjunction with our acquisition of five assisted living and memory care communities in June 2016, we have committed to fund an additional $2,400,000 for capital expenditures and the expansion of the existing facilities, the funding of which will be added to the lease base. No amounts have been funded toward our commitment as of September 30, 2016.

We have extended a $14,000,000 construction loan facility to Bickford for the purpose of developing and operating an assisted living/memory care community in Illinois. Funding as of September 30, 2016 was $1,500,000. Bickford may also borrow an additional $2,000,000 upon achieving certain operating performance metrics.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo. At September 30, 2016, our commitment on the letter of credit totaled $3,930,000.

Chancellor

At September 30, 2016, we had a continuing commitment with Chancellor to provide up to $650,000 for renovations and improvements related to a senior housing community in Oregon. We have funded $52,000 as of September 30, 2016.

East Lake

In connection with our July 2015 lease of three senior housing properties, NHI has committed to East Lake certain lease incentive payments of $8,000,000 contingent on reaching and maintaining certain metrics, a contingent earnout of $750,000 payable to the seller upon attaining certain metrics, and the funding of an additional $400,000 for specified capital improvements. At acquisition, we estimated the seller contingent earnout payment to be probable and accordingly, have reflected that amount in our Condensed Consolidated Balance Sheet at September 30, 2016. We are unaware of circumstances that would change our initial assessment as to the contingent earnout and lease incentives. Funding of capital improvements and contingent payments earned will be included in the lease base when funded. Additionally, NHI has committed up to an additional $10,000,000 for capital improvements and potential expansion of the two CCRCs acquired in June 2016, of which $747,000 was drawn at September 30, 2016.

The Ensign Group

Our May 2016 lease of 15 skilled nursing facilities in Texas to The Ensign Group, as discussed in Note 2, includes a commitment from NHI to purchase four skilled nursing facilities in Texas for $56,000,000 which are leased to Legend and subleased to Ensign. The purchase window for the first facility is open. The other three facilities are under construction by the developer.

Life Care Services

As discussed in Note 4, we have a remaining loan commitment to an affiliate of Life Care Services for $26,064,000.

Santé

We are committed to fund a $3,500,000 expansion and renovation program at our Silverdale, Washington senior living campus and as of September 30, 2016, had funded $2,621,000, which was added to the basis on which the lease amount is calculated. In addition, we have a contingent commitment to fund a lease inducement payment of $2,000,000. Santé would earn the payment upon attaining and sustaining a specified lease coverage ratio. If earned, the payment would be due following calendar year 2016. At acquisition, incurring the contingent payments was not considered probable. No change to our initial assessment has been made as a result of operations to date in 2016, and accordingly, no provision for these payments is reflected in the condensed consolidated financial statements.

Senior Living Communities

As of September 30, 2016, we were committed to Senior Living to fund $15,000,000 on a revolving credit facility, with $10,904,000 undrawn, and $14,000,000 on a mezzanine loan, with $7,850,000 undrawn, related to the ongoing construction of a senior living campus on Daniel Island in South Carolina. For more information see Note 4.

Senior Living Management

We are committed to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The total amounts funded were $12,556,000 as of September 30, 2016.

Marathon/Village Concepts

We are committed to fund up to $350,000 in specific capital improvements to our independent living community in Chehalis, Washington. A total of $158,000 has been funded as of September 30, 2016, and added to the lease base on which the lease amount is calculated.

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

Funds From Operations - FFO

Our FFO per diluted common share for the three months ended September 30, 2016 decreased $0.01 (0.8%) compared to the same period in 2015 due primarily to the timing of our equity issuances and the dilutive effect of 274,544 shares resulting from our convertible subordinated debentures being in the money during the third quarter. Our FFO per diluted common share for the nine months ended September 30, 2016 increased $.31 (8.8%) over the same period in 2015. FFO increased primarily as the result of our new real estate investments since September 2015 and $23,498,000 of gains recognized on the sale of marketable securities. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the three and nine months ended September 30, 2016 increased $0.02 (1.7%) and $.11 (3.2%), respectively, over the same period in 2015. Normalized FFO increased primarily as the result of our new real estate investments since September 2015. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the three and nine months ended September 30, 2016 increased $0.03 (2.8%) and $.17 (5.5%), respectively, over the same period in 2015 due primarily to the impact of real estate investments completed since September 2015. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD per diluted common share for the three and nine months ended September 30, 2016 increased $0.02 (1.9%) and $.16 (5.1%) over the same period in 2015, due primarily to the impact of real estate investments completed since September 2015. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$33,032	$33,600	$110,352	$94,466
Elimination of certain non-cash items in net income:
Depreciation	15,240	13,485	43,668	39,502
Depreciation related to noncontrolling interest	(312)	(293)	(927)	(849)
Net gain on sales of real estate	—	(1,126)	(4,582)	(1,126)
NAREIT FFO attributable to common stockholders	47,960	45,666	148,511	131,993
Gain on sale of marketable securities	—	(61)	(23,498)	(61)
Gain on sale of equity-method investee	(1,657)	—	(1,657)	—
Write-off of deferred tax asset	1,192	—	1,192	—
Non-cash write-off of straight-line rent receivable	1,131	—	9,456	—
Write-off of lease intangible	—	—	6,400	—
Revenue recognized due to early lease termination	—	—	(303)	—
Recovery of previous write-down	—	—	—	(491)
Normalized FFO	48,626	45,605	140,101	131,441
Straight-line lease revenue, net	(6,000)	(6,184)	(16,583)	(18,492)
Straight-line lease revenue, net, related to noncontrolling interest	15	5	(4)	35
Amortization of original issue discount	288	277	855	822
Amortization of debt issuance costs	586	587	1,759	1,722
Amortization of debt issuance costs related to noncontrolling interest	(9)	(9)	(27)	(21)
Normalized AFFO	43,506	40,281	126,101	115,507
Non-cash share based compensation	251	233	1,481	1,930
Normalized FAD	$43,757	$40,514	$127,582	$117,437

BASIC
Weighted average common shares outstanding	39,283,919	37,566,221	38,735,262	37,563,503
NAREIT FFO per common share	$1.22	$1.22	$3.83	$3.51
Normalized FFO per common share	$1.24	$1.21	$3.62	$3.50
Normalized AFFO per common share	$1.11	$1.07	$3.26	$3.07
Normalized FAD per common share	$1.11	$1.08	$3.29	$3.13

DILUTED
Weighted average common shares outstanding	39,651,900	37,583,141	38,876,025	37,611,841
NAREIT FFO per common share	$1.21	$1.22	$3.82	$3.51
Normalized FFO per common share	$1.23	$1.21	$3.60	$3.49
Normalized AFFO per common share	$1.10	$1.07	$3.24	$3.07
Normalized FAD per common share	$1.10	$1.08	$3.28	$3.12

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$33,438	$33,977	$111,528	$95,528
Interest expense at contractual rates	10,087	9,000	29,592	25,223
Franchise, excise and other taxes	271	214	826	658
Income tax (benefit) of taxable REIT subsidiary	933	(100)	749	(306)
Depreciation	15,240	13,485	43,668	39,502
Amortization of debt issuance costs and bond discount	873	864	2,613	2,544
Net gain on sales of real estate	—	(1,126)	(4,582)	(1,126)
Gain on sale of marketable securities	—	(61)	(23,498)	(61)
Gain on sale of equity-method investee	(1,657)	—	(1,657)	—
Write-off of deferred tax asset	1,192	—	1,192	—
Non-cash write-off of straight-line rent receivable	1,131	—	9,456	—
Write-off of lease intangible	—	—	6,400	—
Revenue recognized due to early lease termination	—	—	(303)	—
Recovery of previous write-down	—	—	—	(491)
Adjusted EBITDA	$61,508	$56,253	$175,984	$161,471

Interest expense at contractual rates	$10,087	$9,000	$29,592	$25,223
Principal payments	193	186	574	555
Fixed Charges	$10,280	$9,186	$30,166	$25,778

Fixed Charge Coverage	6.0x	6.1x	5.8x	6.3x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2016, we were exposed to market risks related to fluctuations in interest rates on approximately $128,600,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($421,400,000 at September 30, 2016) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2016, net interest expense would increase or decrease annually by approximately $643,000 or $.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	September 30, 2016			December 31, 2015
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$200,000	18.1%	3.25%	$200,000	21.4%	3.25%
Unsecured term loans[2]	650,000	58.9%	4.01%	575,000	61.6%	4.03%
HUD mortgage loans[3]	46,035	4.2%	4.04%	46,608	5.0%	4.04%
Secured mortgage loans[4]	78,084	7.1%	3.79%	78,084	8.4%	3.79%

Variable rate:
Unsecured revolving credit facility	128,600	11.7%	2.03%	34,000	3.6%	1.93%
	$1,102,719	100.0%	3.63%	$933,692	100.0%	3.77%

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of September 30, 2016 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$413,332	$428,144	$399,116
Convertible senior notes	200,000	202,342	206,819	197,965
Fannie Mae mortgage loans	78,084	80,037	83,010	77,183
HUD mortgage loans	46,035	50,315	54,148	46,850

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2016, the fair value of our mortgage notes receivable, discounted for estimated changes in the risk-free rate, was approximately $191,201,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $3,943,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $4,067,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $23,871,000 at September 30, 2016, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $2,387,000 change in the fair value of our investments in marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2016.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2016, other than as noted below, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

To reflect the cessation of our involvement in our joint venture, we have removed the following risk factor previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015:

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

10.1	NHI PropCo, LLC Membership Interest Purchase Agreement
10.2	$75,000,000 of 8-year notes with a coupon of 3.93% issued to a private placement lender
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 4, 2016	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer,

Date:	November 4, 2016	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)