Form 10-K
period 2016-12-31
NATIONAL HEALTH INVESTORS INC
filed 2017-02-17
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§292.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2016 (based on the closing price of these shares on the New York Stock Exchange) was approximately $2,819,841,000. There were 39,847,860 shares of the registrant’s common stock outstanding as of February 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2017 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Such risks and uncertainties include, among other things, the following risks described in more detail under the heading “Risk Factors” under Item 1A:

*	We depend on the operating success of our tenants and borrowers for collection of our lease and note payments;

*	We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect;

*	We are exposed to the risk that our tenants and borrowers may become subject to bankruptcy or insolvency proceedings;

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

ITEM 1. BUSINESS

General

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments have included marketable securities and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”) through which we invested in facility operations managed by an independent third-party. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

At December 31, 2016, we had investments in real estate, mortgage and other notes receivable involving 205 facilities located in 32 states. These investments involve 129 senior housing properties, 71 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $1,175,000) consisted of properties with an original cost of $2,471,679,000, rented under triple-net leases to 27 lessees, and $133,493,000 aggregate carrying value of mortgage and other notes receivable due from 11 borrowers.

Our investments in real estate and mortgage loans are secured by real estate located within the United States. We are managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision making. Therefore, we have concluded that we operate as a single segment. Information about revenues from our tenants and borrowers, our net income, cash flows and balance sheet can be found in Item 8 of this Form 10-K.

Classification of Properties in our Portfolio

Senior Housing

As of December 31, 2016, our portfolio included 125 senior housing properties (“SHO”) leased to operators and mortgage loans secured by 4 SHOs. The SHOs in our portfolio are either need-driven or discretionary for end users and consist of independent living facilities, assisted living facilities, entrance-fee communities and senior living campuses which are more fully described below.
Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2016, our portfolio included 76 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by 3 ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, administering medication and memory care services, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government. ALFs may be licensed and regulated in some states, but do not always require the issuance of a Certificate of Need (“CON”) as required for skilled nursing facilities.

Senior Living Campuses. As of December 31, 2016, our portfolio included 10 senior living campuses (“SLC”) leased to operators. SLCs contain one or more buildings that include skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. As the decision to transition to a senior living campus is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents.

Discretionary Senior Housing

Independent Living Facilities. As of December 31, 2016, our portfolio included 29 independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government payors. ILFs may be licensed and regulated in some states, but do not require the issuance of a CON as required for skilled nursing facilities. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF facility to be discretionary.

Entrance-Fee Communities. As of December 31, 2016, our portfolio included 10 entrance-fee communities (“EFC”) leased to operators and a mortgage loan secured by 1 EFC. Entrance-fee communities, frequently referred to as continuing care retirement communities, or CCRCs, typically include a combination of detached cottages, an independent living facility, an assisted living facility and a skilled nursing facility on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as either Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities, include substantially all future healthcare costs. Communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days are referred to as “Type B” EFCs. Finally, “Type C” EFCs, the type in our portfolio, are fee-for-service communities which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally the skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to an EFC to be discretionary. Similarly, the predominant source of revenue for operators of EFCs is from private payor sources.

Medical

As of December 31, 2016, our portfolio included 72 medical facilities leased to operators and mortgage loans secured by 4 medical facilities. The medical facilities within our portfolio consist of skilled nursing facilities, hospitals and medical office buildings, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2016, our portfolio included 67 skilled nursing facilities (“SNF”) leased to operators and mortgage loans secured by 4 SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. As the decision to utilize the services of a SNF is typically made as the result of a pressing medical concern, we consider this to be a need driven medical facility. The operators of the SNFs receive payment from a combination of private pay sources and government payors such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Most SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds.

Hospitals. As of December 31, 2016, our portfolio included 3 hospitals (“HOSP”) leased to operators. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government payors. As the decision to utilize the services of a hospital is typically made as the result of a pressing medical concern, we consider this to be a need driven medical facility.

Medical Office Buildings. As of December 31, 2016, our portfolio included 2 medical office buildings (“MOB”) leased to operators. MOBs are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as a the result of a pressing medical concern, we consider this to be a need driven medical facility. MOBs differ from conventional office buildings due to the special requirements of the tenants. Each of our MOBs is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee sub-leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of their ability to sub-lease the individual office space.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, loans or in operations through structures allowed by RIDEA. We have provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual lease rates on our leases and the annual interest rates on our mortgage, construction and mezzanine loans ranged between 6.75% and 10% during 2016. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

Leases. Our leases generally have an initial leasehold term of 10 to 15 years with one or more 5-year tenant renewal options. The leases are “triple net leases” under which the tenant is responsible for the payment of all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the properties, including required levels of capital expenditures each year. The tenant is obligated at its expense to keep all improvements, fixtures and other components of the properties covered by “all risk” insurance in an amount equal to at least the full replacement cost thereof, and to maintain specified minimal personal injury and property damage insurance, protecting us as well as the tenant. The leases also require the tenant to indemnify and hold us harmless from all claims resulting from the use, occupancy and related activities of each property by the tenant, and to indemnify us against all costs related to any release, discovery, clean-up and removal of hazardous substances or materials, or other environmental responsibility with respect to each facility.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease where the lease contains fixed escalators. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. When present, tenant purchase options generally give the lessee an option to purchase the underlying property for consideration determined by i) a sliding base dependent upon the extent of appreciation in the property plus a specified proportion of any appreciation; ii) our acquisition costs plus a specified proportion of any appreciation; iii) an agreed capitalization rate applied to the current rental; or iv) our acquisition costs plus a profit floor plus a specified proportion of any appreciation. Where stipulated above, appreciation is to be established by independent appraisal.

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

RIDEA Transactions. Our arrangement with an affiliate of Bickford Senior Living (“Bickford”) was structured to be compliant with the provisions of RIDEA which permitted NHI to receive rent payments through a triple-net lease between a property company and an operating company and gave NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a Taxable REIT Subsidiary (“TRS”). Accordingly, the TRS held our 85% equity interest in an unconsolidated operating company, which we did not control, and provided an organizational structure that allowed the TRS to engage in a broad range of activities and share in revenues that would otherwise be non-qualifying income under the REIT gross income tests. The TRS is subject to state and federal income taxes. Our RIDEA arrangement was terminated on September 30, 2016.

Mortgage loans. We have first mortgage loans with maturities of at least 5 years from inception with varying amortization schedules from interest only to fully amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility. Additionally, most of our loans are collateralized by first mortgage liens and corporate or personal guarantees. Currently, our first mortgage loans carry interest rates which range from 6.75% to 8.25%.

We have made mortgage loans to borrowers secured by a second deed-of-trust where there is a process in place for the borrower to obtain long-term financing, primarily with a U.S. government agency, and where the historical financial performance of the underlying facility meets our loan underwriting criteria.

Mezzanine loans. Frequently in situations calling for temporary financing or when our borrowers’ in-place lending arrangements prohibit the extension of first mortgage security, we typically accept a second mortgage position or extend credit based on corporate and/or personal guarantees. These mezzanine loans often combine with an NHI purchase option covering the subject property. Our mezzanine loans carry interest rates which range from 8.25% to 10.00%.

Construction loans. From time to time, we also provide construction loans that convert to mortgage loans upon the completion of the construction of the facility. We may also obtain a purchase option to acquire the facility at a future date and lease the facility back to the operator. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. Interest is typically assessed on these loans at rates equivalent to the eventual mortgage rate upon conversion. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. We currently have 3 construction loans with interest rates which range from 8% to 10%.

Other notes receivable. We have provided a revolving credit facility to a borrower whose business is to provide bridge loans to owner-operators who are qualifying for long-term HUD financing secured by real estate. Our interest rate on the credit facility is 10.0%. We have provided loans to borrowers involved in the skilled nursing and senior housing industries who have pledged personal and business guarantees as security for the loans. The interest rates on these loans currently range from 8% to10.0%.

Investment in marketable securities. We have invested a portion of our funds in various marketable securities with quoted market prices, including the common shares of other publicly-held REITs. We classify these highly-liquid securities as available-for-sale and carry the investments at their then quoted fair market value at the balance sheet date. We may choose to liquidate these investments to invest the proceeds into real estate assets. We currently have investments in marketable securities with a fair market value of $11,745,000.

Competition and Market Conditions

We compete with other REITs, private equity funds, banks and insurance companies in the acquisition, leasing and financing of health care real estate.

Operators of our facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and/or patients and staff based on quality of care, reputation, physical appearance of facilities, services offered, family preference, physicians, staff and price. Competition is with other operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of our facilities. Some of these facilities are operated for profit while others are owned by governmental agencies or tax exempt not-for-profit entities.

The SNFs which either secure our mortgage loans or we lease to operators receive the majority of their revenues from Medicare, Medicaid and other government payors. From time to time, these facilities have experienced revenue reductions brought about by the enactment of legislation to reduce government costs. In particular, the establishment of a Medicare Prospective Payment System (“PPS”) for SNF services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to SNF providers. While Congress subsequently took steps to mitigate the impact of PPS on SNFs, other federal legislative policies have been adopted and continue to be proposed that would reduce the growth rate of Medicare and/or Medicaid payments to SNFs. State Medicaid funding is not expected to keep pace with inflation according to industry studies. Any changes in government reimbursement methodology that reduce reimbursement to levels that are insufficient to cover the operating costs of our lessees and borrowers could indirectly adversely impact us.

Our senior housing properties generally rely on private-pay residents who may be negatively impacted in an economic downturn. For example, a resident may intend to sell their home to afford the cost of living in an ILF or ALF. In addition, the success of these facilities is often impacted by the existence of comparable, competing facilities in a local market.

Operator Diversification

For the year ended December 31, 2016, approximately 19% of our portfolio revenue was from publicly-owned operators, 55% was from regional operators, 19% from national chains which are privately owned and 7% was from smaller operators. We consider the creditworthiness of the operator to be an important factor in underwriting the lease or loan investment, and we generally have the right to approve any changes in operators.

For the year ended December 31, 2016, tenants which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; East Lake Capital Management; The Ensign Group; Holiday Retirement; National HealthCare Corporation; and Senior Living Communities.

Major Customers

We have four operators, an affiliate of Holiday Retirement (“Holiday”), Senior Living Communities, LLC (“Senior Living”), National HealthCare Corporation (“NHC”) and an affiliate of Bickford Senior Living (“Bickford”), from whom we individually derive at least 10% of our income.

Holiday

As of December 31, 2016, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The master lease term of 17 years began in December 2013 and provides for an escalator of 4.5% in 2017 and a minimum of 3.5% each year thereafter.

Of our total revenues, $43,817,000 (18%), $43,817,000 (19%) and $43,817,000 (25%) were derived from Holiday for the years ended December 31, 2016, 2015 and 2014, including $8,965,000, $10,466,000 and $11,902,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

Senior Living Communities

In December 2014 we acquired a portfolio of eight retirement communities totaling 1,671 units from Health Care REIT, Inc. and certain of its affiliates for a cash purchase price of $476,000,000. We leased the portfolio under a triple-net master lease to an affiliate of Senior Living, the current tenant of the facilities. The Senior Living portfolio initially included seven entrance-fee communities and one senior living campus. In November 2016 we expanded the portfolio under lease to Senior Living with the acquisition, for $74,000,000, of Evergreen Woods, a 299-unit entrance fee community in Connecticut. As currently configured, the 15-year master lease contains two 5-year renewal options and provides for 2017 cash rent of $38,740,000, subject to a 4% annual escalator in 2018 and 3% annual escalators through lease expiration in 2029 and any renewal periods.

In connection with the 2014 acquisition, we provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease. Borrowings are used primarily to finance construction projects within the Senior Living Portfolio, including building additional units. Amounts outstanding under the facility, $4,743,000 at December 31, 2016, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.45% at December 31, 2016, plus 6%.

Of our total revenues, $40,332,000 (16%), $39,422,000 (17%) and $1,533,000 (1%) were derived from Senior Living for the years ending December 31, 2016, 2015 and 2014, including $7,369,000, $8,422,000 and $328,000, respectively, in straight-line rent.

NHC

NHC is a publicly-held company and the lessee of our legacy properties. We lease 42 facilities to NHC comprised of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended Master Lease Agreement dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a Master Lease Agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party. Under the terms of the 1991 lease, base annual rental of $30,750,000 escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. Similarly, the 2013 lease provides for base annual rental of $3,450,000 plus percentage rent equal to 4% of the increase, if any, in each facility’s annual revenue over a 2014 base year. The NHC escalator is contingent upon future facility revenue increases and therefore does not give rise to straight-line revenues.

Of our total revenues, $37,626,000 (15%), $36,625,000 (16%) and $36,453,000 (21%) in 2016, 2015 and 2014, respectively, were derived from the two lease agreements with NHC.

NHC owned 1,630,462 shares of our common stock at December 31, 2016. The chairman of our board of directors is also a director on NHC’s board.

Bickford

As of December 31, 2016, our Bickford portfolio (leased to Sycamore Street, LLC, an affiliate of Bickford) consists of 42 facilities of which two are under construction and expected to open in mid-2017. NHI has an exclusive right to future Bickford acquisitions, development projects and refinancing transactions. Of our total revenues, $30,732,000, (12%), $24,121,000 (11%) and $21,421,000 (12%) were recognized as rental income from Bickford for the years ended December 31, 2016, 2015 and 2014, respectively, including $858,000, $267,000 and $476,000, respectively, in straight-line rent.

Commitments and Contingencies

The following tables summarize information as of December 31, 2016 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements, included herein.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(42,944,000)	$17,056,000
Bickford Senior Living	SHO	Construction	14,000,000	(2,413,000)	11,587,000
Senior Living Communities	SHO	Revolving Credit	29,000,000	(15,639,000)	13,361,000
Senior Living Management	SHO	Mezzanine	24,500,000	(12,556,000)	11,944,000
			$127,500,000	$(73,552,000)	$53,948,000

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$—	$56,000,000
Bickford Senior Living	SHO	Construction	55,000,000	(49,097,000)	5,903,000
Chancellor Health Care	SHO	Construction	650,000	(52,000)	598,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(3,450,000)	6,550,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	—	2,400,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Woodland Village	SHO	Renovation	350,000	(227,000)	123,000
			$128,300,000	$(55,447,000)	$72,853,000

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
East Lake Capital Management	SHO	Lease Inducement	$8,000,000	$—	$8,000,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	3,930,000	—	3,930,000
Bickford Senior Living	SHO	Construction Loan	2,000,000	—	2,000,000
			$13,930,000	$—	$13,930,000

Sources of Revenues

General. Our revenues are derived primarily from rental income, mortgage and other note interest income and income from our other investments, substantially all of which are in marketable securities, including the common stock of other healthcare REITs. During 2016, rental income was $232,393,000 (93%), interest income from mortgages and other notes was $13,805,000 (6%) and income from our other investments was $2,302,000 (1%) of total revenue of $248,500,000. Our revenues depend on the operating success of our tenants and borrowers whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) their occupancy rate, (iii) the extent to which the services provided at each facility are utilized by the residents and patients, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private payors and by the Medicare and Medicaid programs.

Government Regulation

Medicare and Medicaid. A significant portion of the revenue of our SNF lessees and borrowers is derived from government funded reimbursement programs, such as Medicare and Medicaid. Reimbursement under these programs is subject to periodic payment review and other audits by federal and state authorities. Medicare is uniform nationwide and reimburses skilled nursing facilities under PPS which is based on a predetermined, fixed amount. PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally adjusted each October when the federal fiscal year begins. The current acuity classification system is named Resource Utilization Groups IV (“RUGs IV”) and was effective October 1, 2010. Federal legislative policies have been adopted and continue to be proposed that would provide small increases in annual Medicare payments to skilled nursing facilities. For example, the Centers for Medicare and Medicaid Services (“CMS”) announced the Skilled Nursing Facilities – PPS final rule for fiscal year 2017 which increased Medicare payments to SNF operators by only 1.6% beginning October 1, 2016. The fiscal year 2016 increase was 1.2%, the fiscal year 2015 increase was 2.0% and the fiscal year 2014 increase was 1.4%. In the future, any failure of Congress to agree on spending reductions to meet long-term mandated deficit reduction goals would trigger automatic spending cuts of 2% to Medicare.

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

Medicaid is a joint federal and state program designed to provide medical assistance to “eligible needy persons.” Medicaid programs are operated by state agencies that adopt their own medical reimbursement methodology and standards. Payment rates and covered services vary from state to state. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to those patients. With regard to Medicaid payment increases to skilled nursing operators, changes in federal funding coupled with state budget problems have produced uncertainty. States will more than likely be unable to keep pace with SNF inflation. States are under pressure to pursue other alternatives to long term care such as community and home-based services. Furthermore, several of the states in which we have investments have actively sought to reduce or slow the increase of Medicaid spending for SNF care.

Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing law. Moreover, as health care facilities have experienced increasing pressure from private payors attempting to control health care costs, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Healthcare reimbursement will likely continue to be of significant importance to federal and state programs. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our lessees’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors. There can be no assurance that future payment rates for either government or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in government or private payor reimbursement policies which reduce payments to levels that are insufficient to cover the cost of providing patient care could adversely affect the operating revenues of tenants and borrowers in our properties that rely on such payments, and thereby adversely affect their ability to make their lease or debt payments to us. Failure of our tenants and borrowers to make their scheduled lease and loan payments to us would have a direct and material adverse impact on us.

Licensure and Certification. The health care industry is highly regulated by federal, state and local law and is directly affected by state and local licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. Sanctions for failure to comply with these regulations and laws include (but are not limited to) loss of licensure, fines and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any tenant or borrower to comply with such laws, requirements and regulations could affect their ability to operate the facility or facilities and could adversely affect such tenant’s or borrower’s ability to make lease or debt payments to us.

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

It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referral, will continue in future years. Certain of our investments are with lessees or borrowers which are partially or wholly owned by physicians. In the event that any lessee or borrower were to be found in violation of laws regarding fraud and abuse or self-referral, that lessee’s or borrower’s ability to operate the facility could be jeopardized, which could adversely affect the lessee’s or borrower’s ability to make lease or debt payments to us and could thereby adversely affect us.

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
Investment Policies

Our investment objectives are (i) to provide consistent and growing current income for distribution to our stockholders through investments primarily in health care related facilities or in the operations thereof through independent third-party management, (ii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual value of our portfolio properties, and (iii) to preserve and protect stockholders’ capital through a balance of diversity, flexibility and liquidity. There can be no assurance that these objectives will be realized. Our investment policies include making investments in real estate, mortgage and other notes receivable, marketable securities, including the common stock of other REITs, and joint ventures structured to comply with the provisions of RIDEA.

As described in Item 7 and in Notes 2 and 4 to the consolidated financial statements, included herein, we have funded or made commitments to fund new investments in real estate and loans since January 1, 2016 totaling $447,663,000, and we anticipate making additional investments in 2017 that meet our underwriting criteria. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed.

We will not, without the approval of a majority of the Board of Directors and review of a committee comprised of independent directors, enter into any joint venture relationships with or acquire from or sell to any director, officer or employee of NHI, or any affiliate thereof, as the case may be, any of our assets or other property.

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

Executive Officers of the Company

The table below sets forth the name, position and age of each of our executive officers. Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 15, 2017:

Name	Position	Age
Eric Mendelsohn	President and Chief Executive Officer	55
Roger R. Hopkins	Chief Accounting Officer	55
Kristin S. Gaines	Chief Credit Officer	45
Kevin Pascoe	Executive Vice President Investments	36
John Spaid	Executive Vice President Finance	57

Eric Mendelsohn joined NHI in January 2015. He has over 15 years of healthcare real estate and financing experience. Previously, Mr. Mendelsohn was with Emeritus Senior Living for 9 years, most recently as a Senior Vice President of Corporate Development where he was responsible for the financing and acquisition of assisted living properties, home health care companies, administration of joint venture relationships and executing corporate finance strategies. Prior to Emeritus, he was with the University of Washington as a Transaction Officer where he worked on the development, acquisition and financing of research, clinical and medical properties and has been a practicing transaction attorney, representing lenders and landlords. Mr. Mendelsohn holds a Bachelor of Science from American University in International Relations, a Law Degree from Pepperdine University, and a Masters (LLM) in Banking and Finance from Boston University. Mr. Mendelsohn is a member of the Florida and Washington State Bar Associations.

Roger R. Hopkins joined the former management advisor of NHI in July 2006 and was named Chief Accounting Officer for NHI in December 2006. With nearly 35 years of combined financial experience in public accounting and the real estate industry, he positioned companies to access public and private capital markets for equity and debt. Mr. Hopkins is responsible for the development of financial and tax strategies, reporting metrics, supplemental data reports and NHI’s internal control system. He has accounted for significant acquisitions and financings by NHI, including the successful executions of convertible debt and follow-on equity offerings, private debt placements and bank financing arrangements. Mr. Hopkins was an Audit Partner in the

Nashville office of Rodefer Moss & Co, a regional accounting firm with seven offices in Tennessee, Indiana and Kentucky, where he brought extensive experience in Securities and Exchange Commission filing requirements and compliance issues. He was previously a Senior Manager in the Nashville office of Deloitte. Mr. Hopkins received his Bachelor of Science in Accounting from Tennessee Technological University in 1982 and is a CPA licensed in Tennessee.
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

Kevin Pascoe joined NHI in June 2010. Mr. Pascoe oversees NHI’s portfolio of assets, relationship management with existing tenants and conducts operational due diligence on NHI’s existing investments and new investment opportunities. He has over 10 years of health care real estate background including his experience with General Electric - Healthcare Financial Services (“GE HFS”) (2006 – 2010) where he most recently served as a Vice President. With GE HFS, he moved up through the organization while working on various assignments including relationship management, deal restructuring, and special assets. He also was awarded an assignment in the GE Capital Global Risk Rotation Program. Mr. Pascoe holds an MBA and a Bachelor of Business Administration in Economics from Middle Tennessee State University.

John Spaid joined NHI in March 2016. He oversees the Company’s banking relationships and financial transactions. Mr. Spaid has nearly 30 years of experience in real estate, finance and senior housing. Previously, he was with Emeritus Senior Living as a Senior Vice President whose responsibilities included budget and forecasting, debt and lease obligation underwriting, merger and acquisition processes, financial modeling, due diligence, board and investor presentations, employee development and Sarbanes-Oxley compliance. Mr. Spaid has been an independent financial consultant and has also served as the CFO of a regional assisted living and memory care provider in Redmond, Washington. Mr. Spaid holds an MBA from the University of Michigan and a Bachelor of Business Administration from the University of Texas.

We have a staff of 15, all serving in our corporate office in Murfreesboro, TN. Essential services such as internal audit, tax compliance, information technology and legal services are outsourced to third-party professional firms.

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

The Annual Stockholders’ meeting will be held at 1:00 p.m. local time on Monday, May 8, 2017 at Embassy Suites, 1200 Conference Center Boulevard, Murfreesboro, TN.

ITEM 1A. RISK FACTORS

We depend on the operating success of our tenants and borrowers for collection of our lease and note payments.

Revenues to operators of our properties are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and from widely-publicized federal and state budget shortfalls and constraints. Periods of weak economic growth in the U.S. which affect housing sales, investment returns and personal incomes may adversely affect senior housing occupancy rates. Expenses for the facilities are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Liability insurance and staffing costs continue to increase for our operators. To the extent any decrease in revenues and/or any increase in operating expenses results in a property not generating enough cash to make scheduled payments to us, our revenues, net income and funds from operations would be adversely affected. Such events and circumstances would cause us to evaluate whether there was an impairment of the real estate or mortgage loan that should be charged to earnings. Such impairment would be measured as the amount by which the carrying amount of the asset exceeded its fair value. Consequently, we might be unable to maintain or increase our current dividend and the market price of our stock may decline.

We depend on the success of property development and construction activities, which may fail to achieve the operating results we expect.

When we decide to invest in the renovation of an existing property or in the development of a new property, we make assumptions about the future potential cash flows of that property. We estimate our return based on expected occupancy, rental rates and future capital costs. If our projections prove to be inaccurate due to increased capital costs, lower occupancy or other factors, our investment in that property may not generate the cash flow we expected. Recently developed properties may take longer than expected to achieve stabilized operating levels, if at all. To the extent such facilities fail to reach stabilized operating levels or achieve stabilization later than expected, it could materially adversely affect our tenants’ abilities to make payments to us under their leases and thus adversely affect our business and results of operations.

We are exposed to the risk that our tenants and borrowers may become subject to bankruptcy or insolvency proceedings for other reasons.

Although our operating lease agreements provide us the right to evict an operator, demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligations, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant or borrower in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and/or interest in the case of a mortgage loan and to exercise other rights and remedies. We may be required to fund certain expenses (e.g. real estate taxes, maintenance and capital improvements) to preserve the value of a property, avoid the imposition of liens on a property and/or transition a property to a new tenant or borrower. In some instances, we have terminated our lease with a tenant and leased the facility to another tenant. In some of those situations, we provided working capital loans to, and limited indemnification of, the new tenant. If we cannot transition a leased facility to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.

We are exposed to risks related to governmental regulations and payors, principally Medicare and Medicaid, and the effect that lower reimbursement rates would have on our tenants’ and borrowers’ business.

Our tenants’ and borrowers’ businesses are affected by government reimbursement and the rates paid by private pay sources. To the extent that any of our facilities receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facilities. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Such reductions in Medicare reimbursement will have an adverse effect on the financial operations of our borrowers and lessees who operate SNFs. Changes in health care reimbursement will likely continue to be of paramount importance to federal and state programs. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private pay sources. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us. In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.

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

Under various federal and state laws, owners or operators of real property may be required to respond to the release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Our tenants or borrowers are primarily responsible for the condition of the property and since we are a passive landlord, we do not “participate in the management” of any property in which we have an interest. Moreover, we review environmental site assessment of the properties that we purchase or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities, including mold, may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition.

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

We are exposed to the risk that our future acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our existing business. If we agree to provide construction funding to a borrower and the project is not completed, we may need to take steps to ensure completion of the project or we could lose the property. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results. These costs may negatively affect our results of operations.

We depend on our ability to reinvest cash in real estate investments in a timely manner and on acceptable terms.

From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our notes receivable and (3) the sale of properties, including tenant purchase option exercises, under the terms of master leases or similar financial support arrangements. We must reinvest these proceeds, on a timely basis, in health care investments or in qualified short-term investments. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in acquiring properties may negatively impact revenues and the amount of distributions to stockholders.

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

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. As of December 31, 2016, approximately 61% of our total revenue is generated by Holiday (18%), Senior Living (16%), NHC (15%), and Bickford (12%). Lease or interest payment defaults by these or other tenants/operators or declines in their operating performance could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure you that we will be able to re-lease the property for the rent previously received, or at all, or that lease terminations will not cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

We depend on revenues derived mainly from fixed rate investments in real estate assets, while a portion of our debt used to finance those investments bear interest at variable rates. This circumstance creates interest rate risk to the Company.

Our business model assumes that we can earn a spread between the returns earned from our investments in real estate as compared to our cost of capital, including debt and/or equity. Current interest rates on our debt are at historically low levels, and, as a result, the spread and our profitability on our investments have been at high levels. We are exposed to interest rate risk in the potential for a narrowing of our spread and profitability if interest rates increase in the future. Certain of our debt obligations are floating rate obligations with interest rates that vary with the movement of LIBOR or other indexes. Our revenues are derived mainly from fixed rate investments in real estate assets. Although our leases generally contain escalating rent clauses that provide a partial hedge against interest rate fluctuations, if interest rates rise, our interest costs for our existing floating rate debt and any new debt we incur would also increase. This increasing cost of debt could reduce our profitability by increasing the cost of financing our existing portfolio and our investment activity. Rising interest rates could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, such as interest rate swap agreements with major financial institutions. Increased interest rates may also negatively affect the market price of our common stock and increase the cost of new equity capital.

We are exposed to the risk that our assets may be subject to impairment charges.

Each quarter we evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our reported results of operations in the period in which the impairment charge occurs.

We depend on the ability to continue to qualify for taxation as a Real Estate Investment Trust.

We intend to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and believe we have and will continue to operate in such a manner. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders and the market price of our common stock.

We have ownership limits in our charter with respect to our common stock and other classes of capital stock which may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

Our charter, subject to certain exceptions, contains restrictions on the ownership and transfer of our common stock and preferred stock that are intended to assist us in preserving our qualification as a REIT. Our charter provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the Internal Revenue Code would be void, which, subject to certain exceptions, results in no person or entity being allowed to own, actually or constructively, more than 9.9% of the outstanding shares of our stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit and such an exemption has been granted through Excepted Holder Agreements to members of the Carl E. Adams family. Based on the Excepted Holder Agreements currently outstanding, the individual ownership limit for all other stockholders is approximately 7.5%. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. These ownership limits may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

We are subject to certain provisions of Maryland law and our charter and bylaws that could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests.

The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuances of shares of stock and other specified transactions with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter, unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Unless our Board of Directors takes action to exempt us, generally or with respect to certain transactions, from this statute in the future, the Maryland Business Combination Act will be applicable to business combinations between us and other persons. The Company’s charter and bylaws also contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for the common stock. These provisions include a staggered board of directors, blank check preferred stock, and the application of Maryland corporate law provisions on business combinations and control shares. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2016

PROPERTIES OWNED
Location	SHO	SNF	HOSP & MOB	Investment
Alabama	1	2	—	$17,260,000
Arkansas	2	—	—	49,789,000
Arizona	4	1	—	22,835,000
California	9	—	1	183,723,000
Connecticut	3	—	—	125,568,000
Florida	7	10	1	211,505,000
Georgia	5	—	—	112,103,000
Iowa	10	—	—	63,593,000
Idaho	4	—	—	29,373,000
Illinois	11	—	—	157,576,000
Indiana	8	—	—	74,583,000
Kansas	2	—	—	42,072,000
Kentucky	—	1	1	20,746,000
Louisiana	5	—	—	39,569,000
Massachusetts	—	4	—	13,730,000
Maryland	1	—	—	9,472,000
Michigan	5	—	—	30,060,000
Minnesota	4	—	—	21,400,000
Missouri	1	5	—	27,757,000
North Carolina	3	—	—	110,046,000
Nebraska	4	—	—	32,602,000
New Hampshire	—	3	—	23,687,000
New Jersey	1	—	—	24,380,000
Ohio	4	—	—	76,586,000
Oklahoma	1	—	—	21,137,000
Oregon	7	3	—	108,359,000
South Carolina	7	4	—	336,923,000
Tennessee	6	16	1	95,358,000
Texas	—	17	1	243,747,000
Virginia	3	1	—	29,066,000
Washington	6	—	—	96,715,000
Wisconsin	1	—	—	20,359,000
	125	67	5	$2,471,679,000
Corporate Office				1,175,000
				$2,472,854,000

ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS
Location	SHO	SNF	Investment
Florida	1	—	$10,000,000
Illinois	1	—	2,413,000
Minnesota	1	—	3,525,000
Virginia	—	4	8,129,000
Washington	1	—	75,112,000
	4	4	$99,179,000

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent**	Annualized
Year	Expiring	Square Feet*	of Units/Beds	(in thousands)	Gross Rent
2017	9	—	1,191	$10,644	4.8%
2018	16	61,500	731	11,446	5.2%
2019	10	—	470	8,732	3.9%
2020	6	27,017	224	2,871	1.3%
2021	2	—	344	1,914	0.9%
2022	17	—	648	10,846	4.9%
2023	2	—	254	2,682	1.2%
2024	8	—	379	3,984	1.8%
2025	9	—	647	9,245	4.2%
2026	—	—	—	—	—%
Thereafter	118	—	14,567	159,195	71.8%
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

Our common stock is traded on the New York Stock Exchange under the symbol “NHI”. As of February 14, 2017, there were approximately 758 holders of record of shares and approximately 28,311 beneficial owners of shares.

High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2016			2015
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$67.26	$54.51	$.90	$76.98	$66.90	$.85
June 30	$75.11	$65.04	$.90	$72.77	$61.64	$.85
September 30	$82.53	$74.85	$.90	$66.28	$53.64	$.85
December 31	$79.09	$66.31	$.90	$62.40	$55.56	$.85

The closing price of our stock on February 14, 2017 was $73.00.

We currently maintain two equity compensation plans: the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) and the 2012 Stock Incentive Plan (“the 2012 Plan”). These plans, as amended, have been approved by our stockholders. The following table provides information as of December 31, 2016 about our common stock that may be issued upon grants of restricted stock and the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	541,679	$63.73	1,446,668[1]
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

	2011	2012	2013	2014	2015	2016
NHI	$100.00	$134.31	$177.48	$184.95	$169.37	$214.30
MSCI	$100.00	$117.77	$139.08	$157.34	$161.30	$175.17
S&P 500	$100.00	$114.23	$164.86	$171.93	$174.31	$195.16

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our financial information for the five years ended December 31, 2016. This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(in thousands, except share and per share amounts)
	Years Ended December 31,
STATEMENT OF INCOME DATA:	2016	2015	2014	2013	2012
Revenues	$248,500	$228,988	$177,509	$117,828	$93,317

Income from continuing operations	152,716	150,314	103,052	79,498	72,834
Discontinued operations:
Income from operations - discontinued	—	—	—	5,426	6,098
Gain on sales of real estate	—	—	—	22,258	11,966
Net income	152,716	150,314	103,052	107,182	90,898
Net income attributable to noncontrolling interest	(1,176)	(1,452)	(1,443)	(999)	(167)
Net income attributable to common stockholders	$151,540	$148,862	$101,609	$106,183	$90,731

PER SHARE DATA:
Basic earnings per common share:
Income from continuing operations	$3.88	$3.96	$3.04	$2.77	$2.61
Discontinued operations	—	—	—	.97	.65
Net income attributable to common stockholders	$3.88	$3.96	$3.04	$3.74	$3.26

Diluted earnings per common share:
Income from continuing operations	$3.87	$3.95	$3.04	$2.77	$2.61
Discontinued operations	—	—	—	.97	.65
Net income attributable to common stockholders	$3.87	$3.95	$3.04	$3.74	$3.26

OTHER DATA:
Common shares outstanding, end of year	39,847,860	38,396,727	37,485,902	33,051,176	27,857,217
Weighted average common shares:
Basic	39,013,412	37,604,594	33,375,966	28,362,398	27,811,813
Diluted	39,155,380	37,644,171	33,416,014	28,397,702	27,838,720

Regular dividends declared per common share	$3.60	$3.40	$3.08	$2.90	$2.64
Special dividends declared per common share	$—	$—	$—	$—	$.22

BALANCE SHEET DATA: (at year end)
Real estate properties, net	$2,159,774	$1,836,807	$1,776,549	$1,247,740	$535,390
Mortgages and other notes receivable, net	$133,493	$133,714	$63,630	$60,639	$84,250
Investments in preferred stock and marketable securities	$11,745	$72,744	$53,635	$50,782	$51,016
Assets held for sale, net	$—	$1,346	$—	$—	$1,611
Total assets	$2,403,633	$2,133,218	$1,982,960	$1,455,820	$705,981
Debt	$1,115,981	$914,443	$862,726	$617,080	$203,250
Total equity	$1,209,590	$1,142,460	$1,049,933	$777,160	$468,047

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

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments have included marketable securities and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”) through which we invested in facility operations managed by an independent third-party. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

At December 31, 2016, we had investments in real estate, mortgage and other notes receivable involving 205 facilities located in 32 states. These investments involve 129 senior housing properties, 71 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $1,175,000) consisted of properties with an original cost of $2,471,679,000, rented under triple-net leases to 27 lessees, and $133,493,000 aggregate carrying value of mortgage and other notes receivable due from 11 borrowers.

We classify the properties in our portfolio as either senior housing or medical properties. We further classify our senior housing properties as either need-driven (assisted living facilities and senior living campuses) or discretionary (independent living facilities and entrance-fee communities). Medical properties within our portfolio include skilled nursing facilities, medical office buildings and specialty hospitals.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of December 31, 2016 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	76	3,689		$52,669	21.6%	$633,631
Senior Living Campus	10	1,323		14,325	5.9%	162,007
Total Senior Housing - Need-Driven	86	5,012		66,994	27.5%	795,638
Senior Housing - Discretionary
Independent Living	29	3,212		45,949	18.8%	512,302
Entrance-Fee Communities	10	2,363		42,529	17.3%	592,729
Total Senior Housing - Discretionary	39	5,575		88,478	36.1%	1,105,031
Total Senior Housing	125	10,587		155,472	63.6%	1,900,669
Medical Facilities
Skilled Nursing Facilities	67	8,687		67,080	27.5%	509,393
Hospitals	3	181		7,692	3.2%	51,131
Medical Office Buildings	2	88,517	*	1,001	0.4%	10,486
Total Medical Facilities	72			75,773	31.1%	571,010
Total Real Estate Properties	197			$231,245	94.7%	$2,471,679

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	3	222		$796	0.3%	$15,938
Senior Housing - Discretionary	1	400		7,976	3.3%	75,112
Medical Facilities	4	270		742	0.3%	8,129
Other Notes Receivable	—	—		3,313	1.4%	34,314
Total Mortgage and Other Notes Receivable	8	892		12,827	5.3%	133,493
Total Portfolio	205			$244,072	100.0%	$2,605,172

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	197			$231,245	94.7%	$2,471,679
Mortgage and Other Notes Receivable	8			12,827	5.3%	133,493
Total Portfolio	205			$244,072	100.0%	$2,605,172

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	79	3,911		$53,465	21.9%	$649,569
Senior Living Campus	10	1,323		14,325	5.9%	162,007
Total Senior Housing - Need-Driven	89	5,234		67,790	27.8%	811,576
Senior Housing - Discretionary
Entrance-Fee Communities	11	2,763		50,505	20.6%	667,840
Independent Living	29	3,212		45,949	18.8%	512,302
Total Senior Housing - Discretionary	40	5,975		96,454	39.4%	1,180,142
Total Senior Housing	129	11,209		164,244	67.2%	1,991,718
Medical Facilities
Skilled Nursing Facilities	71	8,511		67,822	27.8%	517,522
Hospitals	3	181		7,692	3.2%	51,131
Medical Office Buildings	2	88,517	*	1,001	0.4%	10,487
Total Medical	76			76,515	31.4%	579,140
Other Notes Receivable	—			3,313	1.4%	34,314
Total Portfolio	205			$244,072	100.0%	$2,605,172

Portfolio by Operator Type
Public	53			$47,027	19.3%	$235,748
National Chain (Privately-Owned)	27			46,618	19.1%	521,139
Regional	112			134,325	55.0%	1,660,367
Small	13			16,102	6.6%	187,918
Total Portfolio	205			$244,072	100.0%	$2,605,172

For the year ended December 31, 2016, our tenants who provided more than 3% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living; East Lake Capital Management; The Ensign Group; Holiday Retirement; National HealthCare Corporation; and Senior Living Communities.

As of December 31, 2016, our average effective annualized rental income was $8,141 per bed for SNFs, $15,364 per unit for ALFs, $14,328 per unit for ILFs, $20,810 per unit for EFCs, $42,499 per bed for hospitals, and $11 per square foot for MOBs.

We currently invest a portion of our funds in highly liquid marketable securities, including the common shares of other publicly held healthcare REITs. At December 31, 2016, such investments had a carrying value of $11,745,000.

Areas of Focus

We are evaluating and will potentially make additional investments during the remainder of 2017 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for those partners and for NHI. Within the context of our growth model, we rely on a cost-effective access to debt and equity capital to finance acquisitions that will drive our earnings. There is significant competition for healthcare assets from other REITs, both public and private, and from private equity sources. Large-scale portfolios continue to command premium pricing, due to the continued abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances places a premium on our ability to execute acquisitions and negotiate leases that will generate meaningful earnings growth for our shareholders. We emphasize growth with our existing tenants and borrowers as a way to insulate us from other competition.

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

On December 16, 2015, the Federal Open Market Committee of the Federal Reserve announced an increase in its benchmark federal funds rate by 25 basis points. The anticipation of this second increase in the federal funds rate in the past year has been a primary source of much volatility in REIT equity markets. The Committee also guided expectations for three rate hikes in 2017. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. Due to more favorable pricing, we presently prefer private placement debt over a public offering of bond debt. As interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk free rate.

For the year ended December 31, 2016, approximately 27% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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

Our dividends for the current year and the last two years are as follows:

2016	2015	2014
$3.60	$3.40	$3.08

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

We calculate our fixed charge coverage ratio as approximately 5.8x for the year ended December 31, 2016 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 47). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt-to Adjusted EBITDA ratio is approximately 4.4x for the year ended December 31, 2016 (in thousands):

Consolidated Total Debt	$1,115,981
Less: cash and cash equivalents	(4,832)
Consolidated Net Debt	$1,111,149

Adjusted EBITDA	$237,049
Annualized impact of recent investments	17,057
	$254,106

Consolidated Net Debt to Adjusted EBITDA	4.4	x

According to current projections by the U.S. Department of Health and Human Services, the number of Americans 65 and older is expected to grow 36% between 2010 and 2020, compared to a 9% growth rate for the general population. As Transgenerationalaging.org notes: “The fastest growing segment of the total population is the oldest old - those 80 and over. Their growth rate is twice that of those 65 and over and almost 4 times that for the total population. In the United States, this group now represents 10% of the older population and will more than triple from 5.7 million in 2010 to over 19 million by 2050.”

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

Strong demographic trends provide the context for continued growth in 2017 and the years ahead. We plan to fund any new real estate and mortgage investments during 2017 using our liquid assets and debt financing. Should the weight of additional debt as a result of new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through an ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators who we make our priority, continue to be the key drivers of our business plan.

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

Revenue Recognition

We collect rent and interest from our tenants and borrowers. Generally, our policy is to recognize revenues on an accrual basis as earned. However, when we determine, based on insufficient historical collections and the lack of expected future collections, that rent or interest is not probable of collection until received, our policy is to recognize rental or interest income when assured, which we consider to be the period the amounts are collected. We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due. This policy could cause our revenues to vary significantly from period to period. As of December 31, 2016, we have one lease, a 126-unit portfolio, for which we recognize rent income when received. The tenant was current on its lease obligations at December 31, 2016, but we continue to classify as non-performing per policy. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over base year revenues, are considered to be contingent rentals, are included in rental income when they are determinable and earned.

REIT Qualification

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to so qualify at all times. We record income tax expense or benefit with respect to our subsidiary which is taxed as a Taxable REIT Subsidiary (“TRS”) under provisions similar to those applicable to regular corporations. Aside from such income taxes that may be applicable to the taxable income in our TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of joint ventures in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick-out rights have been granted to the noncontrolling interests. In addition, we consolidate a legal entity deemed to be a variable interest entity (“VIE”) when we determine that we are the VIE’s primary beneficiary. All material inter-company transactions and balances have been eliminated in consolidation.

We apply Financial Accounting Standards Board (“FASB”) guidance for our arrangements with VIEs which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We may change our assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.

Real Estate Properties

Real property we develop is recorded at cost, including the capitalization of interest during construction. The cost of real property investments we acquire is allocated to net tangible and identifiable intangible assets based on their relative fair values. We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. The most significant components of our allocations are typically the allocation of fair value to land, equipment, buildings and other improvements, and intangible assets, if any. Our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term.

Significant Operators

As discussed in Note 2 to the consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

		Original	Rental Income
		Investment	Year Ended December 31,				Lease
	Asset Class	Amount	2016		2015		Renewal
Holiday Retirement	ILF	$493,378	$43,817	19%	$43,817	20%	2031
Senior Living Communities	EFC	546,292	40,332	17%	39,422	18%	2029
National HealthCare Corporation	SNF	171,297	37,626	16%	36,625	17%	2026
Bickford Senior Living	ALF	403,771	30,732	13%	24,121	11%	Various
All others	Various	856,941	79,886	35%	70,462	34%	Various
		$2,471,679	$232,393		$214,447

Due to a combination of longer initial lease terms and generous escalators, straight line rent constituted a significant component of rental income recognized from the Holiday and Senior Living leases, whose communities we acquired in December 2013 and 2014, respectively. Straight-line rent of $8,965,000 and $10,466,000 was recognized from the Holiday lease for the years ended December 31, 2016 and 2015, respectively. Straight-line rent of $7,369,000 and $8,422,000 was recognized from the Senior Living lease for the years ended December 31, 2016 and 2015, respectively. Straight-line rent of $858,000 and $267,000 was recognized from the Bickford leases for the years ended December 31, 2016 and 2015, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

RIDEA

On September 30, 2016, NHI and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford Senior Living (“Bickford”) entered into a definitive agreement terminating our joint venture consisting of the ownership and operation of 35 properties and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary (“PropCo”) which owned 35 assisted living/memory care facilities, three new facilities and two facilities in development. The facilities have been leased to an operating company (“OpCo”), in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. The joint venture was structured to comply with the provisions of RIDEA.

The September 30, 2016 agreement provided for NHI’s redemption of Bickford’s 15% interest in the real estate underlying the joint venture (PropCo) for a distribution to Bickford of $25,100,000, before the offset by Bickford of $8,100,000 payable to NHI in acquisition of our non-controlling 85% interest in senior housing operations (OpCo), which NHI had carried on its balance sheet as an equity-method investment through September 30, 2016. The remaining distribution of $10,546,000 related to the transaction was settled, along with the final operational accounting, in November 2016.

NHI’s gain of $1,657,000 from the sale of OpCo was calculated on the difference between the proceeds of $8,100,000 and the carrying amount of our equity-method investment of $6,443,000. No gain or loss was recognized on our acquisition of Bickford’s 15% interest in PropCo, which had previously been consolidated. Rather, Bickford’s non-controlling interest was de-recognized, and the difference between the fair value of NHI’s cost allocated to the redemption and the carrying amount for Bickford’s non-controlling interest was recorded as an adjustment to equity through capital in excess of par. See Investment Highlights below for a discussion of new investments with Bickford during 2016.

Provisions governing details of the unwinding reach to our various arrangements with Bickford and include but are not limited to the following:

•	For the 32 stabilized facilities previously owned by the joint venture, forward annual contractual rent is unchanged at $26,454,000 plus annual escalators of 3%

•
For the five additional facilities under development owned by NHI, of which one opened in July 2016, two opened in October 2016, and two are planned to open in the first half of 2017, funded amounts will be added to the lease basis during construction and up to the first six months after opening; thereafter, base rent will be charged to Bickford at a 9% annual rate. Once the facilities are stabilized, as defined in the lease agreement, rent will be reset to fair market value.

•
Future development projects between the parties will be funded through a construction loan at 9% annual interest. NHI has a purchase option at stabilization, whereby rent will be set based on our total investment with a floor of 9.55% on NHI’s total investment.

•
On current and future development projects, Bickford as the operator will be entitled to incentive payments based on the achievement of predetermined operational milestones, the funding of which will increase the investment base for determining the lease payment to NHI.

The income statements for OpCo include the operating results of 32 same-store properties and 5 properties under development or lease-up. For accounting purposes, we are required to expense the pre-opening expenses and operating losses of newly-developed properties.

Unaudited summarized income statements for OpCo are presented below (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Revenues	$63,943	$77,349	$65,704

Operating expenses, including management fees	45,415	54,132	43,389
Lease expense, including straight-line rent	19,332	24,596	21,859
Depreciation and amortization	619	699	539
Net Loss	$(1,423)	$(2,078)	$(83)

The net loss in OpCo for 2016 is primarily attributable to $619,000 in depreciation expense and $645,000 in excess expenses over revenues from the pre-opening and lease-up of three newly-constructed facilities opened during 2016.

Investment Highlights

Since January 1, 2016, we have made or announced the following real estate and note investments ($ in thousands):

	Properties	Asset Class	Amount
Lease Investments
Senior Living Communities	1	SHO	$74,000
Chancellor Health Care	2	SHO	36,650
Bickford Senior Living	5	SHO	89,900
Watermark Retirement / East Lake Capital Mgmt.	2	SHO	66,300
The Ensign Group	8	SNF	118,500
Marathon/Village Concepts	1	SHO	9,813
Note Investments
Senior Living Communities	1	SHO	14,000
Senior Living Management	5	SHO	24,500
Bickford Senior Living	1	SHO	14,000
			$447,663

Senior Living Communities

On November 8, 2016, we acquired Evergreen Woods, a 299-unit entrance-fee community in Connecticut, for $74,000,000 in cash, inclusive of a $3,708,000 regulatory deposit. The facility was added to our existing master lease with Senior Living at the existing lease rate of 6.77%, subject to 4% escalation in January 2017 and 2018 and 3% annually thereafter with an initial term of 13 years, plus renewal options. Because Evergreen Woods was previously owner-operated, we accounted for our purchase of the property as an asset acquisition. As part of this transaction, we allocated $7,724,000 of the purchase price to the relative fair value of the land and $62,568,000 to the relative fair value of building and improvements.

In March 2016, we extended mezzanine loans of $12,000,000 and $2,000,000 to affiliates of Senior Living to partially fund construction of a 186-unit senior living campus on Daniel Island in North Carolina. The loans, which are payable monthly, bear interest at 10% per annum and mature in March 2021. The loans, having a total balance of $10,778,000 at December 31, 2016, are in addition to the $15,000,000 revolving line of credit we provided Senior Living in connection with our 2014 lease of 8 retirement communities.

Chancellor

On August 31, 2016, we acquired two facilities consisting of a senior living campus and a memory-care facility in McMinnville, Oregon, for $36,650,000 in cash inclusive of closing costs of $150,000. We leased the facilities to Chancellor Health Care for an initial lease term of 15 years, with renewal options, at an initial annual lease rate of 7.5% plus annual escalators. Because the facilities were owner-occupied, the acquisition was accounted for as an asset purchase.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish through its corporate entity and affiliates our current tenant, Senior Living Management (“SLM”), Inc., with loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell one or more of the facilities. A total of $12,556,000 had been drawn on the two loans as of December 31, 2016. On January 17, 2017, the remaining amount under the loans was drawn.

Bickford

On July 15, 2016, NHI extended a $14,000,000 construction loan facility to Bickford for the purpose of developing and operating an assisted living/memory care community in Illinois. The total amount funded as of December 31, 2016 was $2,413,000, interest is to accrue at 9%, and the loan is to mature on July 15, 2021. The promissory note is secured by a first mortgage lien on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes. The loan and subject property were not included in the joint venture between the parties.

On June 1, 2016, in an asset acquisition, we acquired five assisted living and memory care facilities owned and operated by Bickford for $87,500,000, including $77,747,000 in cash and cancellation of notes and accrued interest receivable totaling $9,753,000. Additionally, we have committed $2,400,000 for capital improvements and expansion of the existing facilities, the funding of which will be added to the lease base. The lease provides for an initial rate of 7.25% and term of 15 years plus two five-year renewal options. The annual lease escalator is 3%. NHI’s purchase option on an additional Bickford facility was relinquished. The facilities, consisting of 277 total units, are located in Iowa (2), Missouri, Illinois, and Nebraska. The facilities were not included in the RIDEA joint venture between the parties.

Watermark Retirement / East Lake Capital

On June 1, 2016, NHI acquired two entrance fee continuing care retirement communities (“CCRCs”) from funds managed by certain affiliates of East Lake Capital Management (“East Lake”) for $56,300,000 in cash, inclusive of a $4,500,000 regulatory deposit, and entered into a lease transaction with affiliates of East Lake. NHI has committed up to an additional $10,000,000 for capital improvements and potential expansion of the communities over the next two years, of which $3,450,000 was drawn at December 31, 2016. The CCRCs consist of 460 units and are located in Bridgeport and Southbury, Connecticut. The communities are sub-leased to affiliates of Watermark Retirement Communities (“Watermark”), the current manager. The lease has a term of 15 years, with an initial lease rate to East Lake of 7% on our total investment with escalators of 3.5% in years two through four, and 3% annually thereafter.

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

As part of this transaction, NHI is committed to purchase, from a developer, four new skilled nursing facilities in Texas for $56,000,000 which are leased to Legend and subleased to Ensign. The purchase window for the first facility is open through February 2017. The other three facilities are under construction by the developer.

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

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts. In recording the transition of our leases from Legend to Ensign in May 2016, we wrote off the $6,400,000 fair value assigned to the former Legend leases and $8,326,000 of accumulated straight-line rent receivable. Another $1,131,000 of accumulated straight-line receivables were written off in the preparation for transition to a new tenant in in the 126-unit portfolio mentioned under “Other Portfolio Activity” below.

The above write-offs have been classified among operating expenses as “Loan and realty losses (recoveries)” in our accompanying Consolidated Statements of Income. The losses are non-cash, transactional in nature, and relate to accounting conventions governing the recording of leases when a new lessee replaces a former lessee. Because these items may create some difficulty in comparing the current period to similar prior periods, we have adjusted their effect in our presentation of normalized non-GAAP financial measures.

Potential Effects of Medicare Reimbursement

Our tenants who operate SNFs receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. The Centers for Medicare & Medicaid Services (“CMS”) released a rule outlining a 1.6% increase in their Medicare reimbursement for fiscal year 2017 beginning on October 1, 2016. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to SNFs. Any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Other Portfolio Activity

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the year ended December 31, 2016, we did not have any renewing or expiring leases.

In October 2016, as a result of material noncompliance with lease terms, we began exploratory measures to effect either transitioning the lease of a 126-unit assisted living portfolio from the current tenant or the marketing of the underlying properties. Either of these courses of action result in recording a reserve, for accounting purposes, at December 31, 2016, of $1,131,000 related to straight-line rent receivables and cessation of straight-line rent recognition. While straight-line receivables represent the effects of recognizing past and future escalations under terms of the lease using the straight-line method, we anticipate full recovery of all amounts billed to date under the lease. We have made no provision for any legal or other costs associated with the transition, as these amounts are neither estimable nor, in the opinion of management, material to our financial position or results of operations. Of our total revenues, $2,411,000, $2,497,000 and $2,604,000 were recognized as rental income from the portfolio for the years ended December 31, 2016, 2015 and 2014, respectively.

In January 2016 we received full payment from an affiliate of our current lessee, Discovery Senior Living, on a $2,500,000 second mortgage loan we originally provided in October 2013 for the construction of a senior housing community in Naples, Florida. In November 2016 two mortgage loans on SNF properties in Virginia, carrying a total balance of $4,685,000, were paid in full.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income with fixed contractual escalations is ordinarily recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in 2017, we are engaged in preliminary negotiations to continue as lessor or in some other capacity. A summary of these tenant options to purchase senior housing communities, hospitals, medical office buildings and skilled nursing facilities is presented below:

Asset	Number of	Lease	1st Option	Current
Type	Facilities	Expiration	Open Year	Cash Rent
MOB	1	February 2018	Open	$704,000
HOSP	1	September 2027	2018	$2,248,000
SHO	8	December 2024	2020	$3,984,000
HOSP	1	March 2025	2020	$1,778,000
SHO	3	June 2025	2020	$4,775,000
SHO	2	May 2031	2021	$4,004,000
HOSP	1	June 2022	2022	$3,358,000
Various	8	—	Thereafter	$4,016,000

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $42,944,000 of Note A as of December 31, 2016. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note (“Note B”) is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully funded as of December 31, 2016. We expect substantial repayment with new resident entrance fees from the opening of Phase II in October, 2016. Repayment of Note B amounted to $61,289,000 as of December 31, 2016, plus an additional $7,304,000 through February 15, 2017.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. The current basis of our investment in Timber Ridge loans, net of unamortized commitment fees, is $75,112,000, but we are obligated to complete the funding of Note A up to $60,000,000.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2016	2015	$	%
Revenues:
Rental income
15 SNFs leased to Ensign Group transitioned from Legend	15,660	9,394	6,266	66.7%
ALFs leased to Bickford	29,874	23,853	6,021	25.2%
1 ALF and 2 SLCs leased to East Lake Capital Management	7,110	2,342	4,768	NM
8 EFCs and 1 SLC leased to Senior Living Communities	32,964	31,000	1,964	6.3%
ALFs leased to Chancellor Health Care	5,558	3,738	1,820	48.7%
ILFs leased to an affiliate of Holiday Retirement	34,852	33,351	1,501	4.5%
SNFs leased to Fundamental Long Term Care[1]	2,682	5,416	(2,734)	(50.5)%
2 SNFs leased to Legend[2]	993	3,127	(2,134)	(68.2)%
Other new and existing leases	80,502	77,603	2,899	3.7%
	210,195	189,824	20,371	10.7%
Straight-line rent adjustments, new and existing leases	22,198	24,623	(2,425)	(9.8)%
Total Rental Income	232,393	214,447	17,946	8.4%
Interest income from mortgage and other notes
Timber Ridge	7,976	3,569	4,407	NM
Senior Living Communities	976	411	565	NM
Mortgage and other notes paid off during the period	556	2,189	(1,633)	(74.6)%
Other new and existing mortgages	4,297	4,037	260	6.4%
Total Interest Income from Mortgage and Other Notes	13,805	10,206	3,599	35.3%
Investment income and other	2,302	4,335	(2,033)	(46.9)%
Total Revenue	248,500	228,988	19,512	8.5%
Expenses:
Depreciation
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital	2,495	889	1,606	NM
15 SNFs leased to Ensign Group transitioned from Legend	4,487	2,102	2,385	NM
ALFs operated by Bickford Senior Living	9,783	7,669	2,114	27.6%
ALFs leased to Chancellor Health Care	1,767	1,104	663	60.1%
Other new and existing assets	41,033	41,399	(366)	(0.9)%
Total Depreciation	59,565	53,163	6,402	12.0%
Interest expense and amortization of debt issuance costs and discounts	43,108	37,629	5,479	14.6%
Payroll and related compensation expenses	4,272	4,375	(103)	(2.4)%
Compliance, consulting and professional fees	3,048	3,292	(244)	(7.4)%
Non-cash share-based compensation expense	1,732	2,134	(402)	(18.8)%
Loan and realty losses (recoveries)	15,856	(491)	16,347	NM
Other expenses	2,152	2,167	(15)	(0.7)%
	129,733	102,269	27,464	26.9%
Income before equity-method investee, income tax benefit (expense),
investment and other gains and noncontrolling interest	118,767	126,719	(7,952)	(6.3)%
Loss from equity-method investee	(1,214)	(1,767)	553	31.3%
Income tax (expense) benefit of taxable REIT subsidiary	(749)	707	(1,456)	NM
Investment and other gains	35,912	24,655	11,257	45.7%
Net income	152,716	150,314	2,402	1.6%
Net income attributable to noncontrolling interest	(1,176)	(1,452)	276	(19.0)%
Net income attributable to common stockholders	$151,540	$148,862	$2,678	1.8%

NM - not meaningful
[1] 2015 includes two Texas SNFs disposed April 2016
[2] Disposed May 2016

Financial highlights of the year ended December 31, 2016, compared to 2015 were as follows:

•
Rental income increased $17,946,000, or 8.4%, primarily as a result of new investments funded in 2015 and 2016. The increase in rental income included a $2,425,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $3,599,000 primarily due to advances made on our mortgage and construction loan commitment to the Timber Ridge entrance fee community as described in Investment Highlights, partially offset by lower interest income from notes paid off during 2016. We expect total interest income from our loan portfolio to decrease as repayments of our $94,500,000 construction loan to Timber Ridge began in October 2016 and we expect the loan to be substantially repaid during 2017. Repayments amounted to $61,289,000 as of December 31, 2016, plus an additional $7,304,000 through February 15, 2017.

•	Interest income from our loan portfolio is also subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Investment income decreased primarily due to our decision to sell 1,043,800 shares of LTC, Inc. common stock.

•	Depreciation expense increased $6,402,000 primarily due to new real estate investments completed during 2015 and 2016.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $5,479,000 primarily as a result of the timing and amount of new borrowings and our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and locks in the investment spread between our lease revenue and our cost of debt capital.

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

•
The loss from equity method investee of $1,214,000 reflects our pro rata portion of the investee’s net loss for 2016 as described earlier in our discussion of our joint venture with a Bickford affiliate which was terminated on September 30, 2016.

•
Investment and other gains includes $29,673,000 from the sale of marketable securities, $2,805,000 from the sale of two Texas skilled nursing facilities in May 2016, $1,654,000 from the sale of an Idaho skilled nursing facility in March 2016, $123,000 from the sale of a vacant land parcel in Alabama and $1,657,000 recorded as a gain on the sale of our 85% non-controlling interest in OpCo.

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2015	2014	$	%
Revenues:
Rental income
7 EFCs and 1 SLC leased to Senior Living Communities	$31,000	$1,206	$29,794	NM
ALFs leased to RIDEA joint venture with Bickford	23,853	20,946	2,907	13.9%
1 ALF and 2 SLCs leased to East Lake Capital Management	2,342	—	2,342	NM
ILFs leased to an affiliate of Holiday Retirement	33,351	31,915	1,436	4.5%
ALFs leased to Chancellor Health Care	3,738	2,489	1,249	50.2%
3 SNFs and 1 ALF leased to Prestige Senior Living	3,581	2,544	1,037	40.8%
ALFs leased to Brookdale Senior Living	5,059	4,912	147	3.0%
Other new and existing leases	86,900	85,803	1,097	1.3%
	189,824	149,815	40,009	26.7%
Straight-line rent adjustments, new and existing leases	24,623	16,464	8,159	49.6%
Total Rental Income	214,447	166,279	48,168	29.0%
Interest income from mortgage and other notes
Timber Ridge	3,569	—	3,569	NM
Senior Living Communities construction loan	411	7	404	NM
Sycamore Street (Bickford affiliate)	1,161	1,137	24	2.1%
Sante Mesa	574	1,203	(629)	(52.3)%
Other new and existing mortgages	4,263	4,666	(403)	(8.6)%
Total Interest Income from Mortgage and Other Notes	9,978	7,013	2,965	42.3%
Investment income and other	4,563	4,217	346	8.2%
Total Revenue	228,988	177,509	51,479	29.0%
Expenses:
Depreciation
7 EFCs and 1 SLC leased to Senior Living Communities	12,530	—	12,530	NM
ALFs leased to RIDEA joint venture with Bickford	7,669	6,680	989	14.8%
1 ALF and 2 SLCs leased to East Lake Capital Management	889	—	889	NM
3 SNFs and 1 ALF leased to Prestige Senior Living	1,244	892	352	39.5%
ALFs leased to Chancellor Health Care	1,104	739	365	49.4%
Other new and existing assets	29,727	29,767	(40)	(0.1)%
Total Depreciation	53,163	38,078	15,085	39.6%
Interest expense and amortization of debt issuance costs	37,629	24,227	13,402	55.3%
Debt issuance costs expensed due to credit facility modifications	—	2,145	(2,145)	NM
Legal	464	209	255	NM
Franchise, excise and other taxes	985	620	365	58.9%
Payroll and related compensation expenses	4,375	4,546	(171)	(3.8)%
Dues, marketing and professional fees	3,292	1,812	1,480	81.7%
Non-cash compensation expense	2,134	2,020	114	5.6%
Loan recoveries, net	(491)	—	(491)	NM
Other expenses	718	729	(11)	(1.5)%
	102,269	74,386	27,883	37.5%
Income before equity-method investee, income tax benefit (expense),
investment and other gains and noncontrolling interest	126,719	103,123	23,596	22.9%
Income (loss) from equity-method investee	(1,767)	(71)	(1,696)	NM
Income tax benefit of taxable REIT subsidiary	707	—	707	NM
Investment and other gains	24,655	—	24,655	NM
Net income	150,314	103,052	47,262	45.9%
Net income attributable to noncontrolling interest	(1,452)	(1,443)	(9)	NM
Net income attributable to common stockholders	$148,862	$101,609	$47,253	46.5%

NM - not meaningful

Financial highlights of the year ended December 31, 2015, compared to 2014 were as follows:

•
Rental income increased $48,168,000 due primarily to our SLC acquisition in December 2014 and other real estate investments completed during 2014 and 2015. During 2015 we completed $155,575,000 of new real estate investments. During 2014, we completed $555,453,000 of new real estate investments. The increase in rental income included an $8,159,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $2,965,000 primarily due to borrowings of $83,411,000 on our new loan commitment to the Timber Ridge entrance fee community as described in Investment Highlights. We expect total interest income from our loan portfolio to increase as we continue to fund these loans to Timber Ridge on a monthly basis throughout 2016. Repayment of our construction loan of $94,500,000 to Timber Ridge began during October 2016. Interest income from our loan portfolio is subject to decrease due to normal maturities, scheduled principal amortization and early payoffs of individual loans.

•	Depreciation expense increased $15,085,000 compared to the prior year primarily due to new real estate investments completed during 2014 and 2015.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $13,402,000 primarily as a result of the timing and amount of new borrowings and our strategic focus to refinance short-term borrowings on our revolving credit facility at variable interest rates with long-term debt at fixed rates. This strategy helps to mitigate the risk of rising interest rates and locks in the investment spread between our lease revenue and our cost of debt capital.

•
Dues, marketing and professional fees have increased as a result of (a) marketing and promotional expenses incurred as NHI continues to participate actively in industry groups and in expanding its awareness among owners and operators in the asset classes in which it makes investments and (b) the professional fees associated with the volume of new investments and new financing arrangements during 2015.

•
We received $491,000 as a secured creditor in the final settlement of a bankruptcy proceeding involving one of our former borrowers. The loan had previously been written off. We recorded the receipt as a loan recovery.

•	The loss from equity method investee of $1,767,000 reflects our pro rata portion of the investee’s net loss for 2015 as described earlier in our discussion of our joint venture with Sycamore Street.

•	Investment and other gains for 2015 represent gains of $23,529,000 on the sales of marketable securities and a gain of $1,126,000 on the sale of two properties to our tenant Fundamental.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, interest and dividends received on our marketable securities, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our term loans and revolving credit facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes, dividend distributions to our shareholders and general corporate overhead.

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2016	12/31/2015	$	%	12/31/14	$	%
Cash and cash equivalents at beginning of period	$13,286	$3,287	$9,999	NM	11,312	$(8,025)	(70.9)%
Net cash provided by operating activities	177,219	164,425	12,794	7.8%	126,143	38,282	30.3%
Net cash used in investing activities	(329,838)	(136,326)	(193,512)	NM	(540,316)	403,990	(74.8)%
Net cash provided by (used in) financing activities	144,165	(18,100)	162,265	NM	406,148	(424,248)	(104.5)%
Cash and cash equivalents at end of period	$4,832	$13,286	$(8,454)	(63.6)%	3,287	$9,999	NM

Operating Activities – Net cash provided by operating activities for the year ended December 31, 2016 increased primarily as a result of the collection of lease and interest payments on new real estate investments completed during 2015 and 2016.

Investing Activities – Net cash flows used in investing activities for the year ended December 31, 2016 increased primarily due to $486,788,000 of investments in real estate and notes which were partially offset by collection of notes receivable, sales of marketable securities and certain real estate assets.

Financing Activities – The change in net cash related to financing activities for the year ended December 31, 2016 compared to the same period in 2015 is primarily the result of borrowings on our revolving credit facility, $75,000,000 in unsecured debt from a private placement lender and $104,190,000 in proceeds from stock issuances. These capital sources were partially offset by dividends paid to stockholders which increased $13,646,000 over the same period in 2015 due to a 5.9% increase in our per share dividend and the issuance of additional common shares during 2016.

Liquidity

At December 31, 2016, our liquidity was strong, with $396,832,000 available in cash and borrowing capacity on our revolving credit facility.

Our ATM program, discussed below, and our investment in marketable securities, carried at fair value of approximately $11,745,000 at December 31, 2016, represent additional sources of liquidity. Traditionally, debt financing and cash resulting from operating and financing activities, which are derived from proceeds of lease and mortgage collections, loan payoffs and the recovery of previous write-downs, have been used to satisfy our operational and investing needs and to provide a return to our shareholders. Those operational and investing needs reflect the resources necessary to maintain and cultivate our funding sources and have generally fallen into three categories: debt service, REIT operating expenses, and new real estate investments.

In June 2015, we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over 30-day LIBOR (77 bps at December 31, 2016); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which also remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR,with a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020.

At December 31, 2016, we had $392,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

We began liquidating our position in LTC Properties, Inc. (“LTC”) common stock in the fourth quarter of 2015. In 2016, we sold 1,043,800 shares in a further reduction of our LTC holdings, realizing net proceeds of $49,022,000 from these sales. In addition, we realized $17,048,000 in proceeds from sales of marketable debt securities held at amortized cost. A taxable gain of approximately $29,673,000 resulting therefrom is expected to be adequately offset by depreciation and other deductions in the calculation of our REIT taxable income, making all of the proceeds available for deployment. We held 250,000 shares of LTC common shares as of December 31, 2016.

In June 2016, we completed an at-the market (“ATM”) equity offering. With a weighted average price for shares sold of $71.30, we issued 714,666 common shares resulting in net proceeds of $50,189,000, which we used to pay down our revolving credit facility. We sold additional shares under our ATM program beginning in August 2016 to provide ratable equity funding for our third quarter investments and in anticipation of our Evergreen acquisition announced November 3, 2016. We obtained an weighted average price for shares sold of $80.51, in issuing 680,976 common shares, resulting in net proceeds of $54,001,000.

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

We expect that borrowings on our revolving credit facility, borrowings on term loans, liquidation of our marketable securities and our ATM program will allow us to continue to make real estate investments during 2017.

We intend to use the net proceeds from the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. The ATM offerings have been made pursuant to a prospectus supplement dated February 17, 2015 and a related prospectus dated March 18, 2014, which constitute a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission. We expect to file a new registration statement and commence a new ATM program in first quarter 2017.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on three of our term loans as of December 31, 2016 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(187)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(1,479)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(2,612)

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Hedge ineffectiveness related to our cash flow hedges, which is reported in current period earnings as interest expense, was not significant for the three years ended December 31, 2016.

We periodically refinance the borrowings on our revolving credit facility through the ATM and longer-term debt instruments. We consider secured debt from U.S. Govt. agencies, including HUD, private placements of unsecured debt, and public offerings of debt and equity. We anticipate that our historically low cost of debt capital will rise in the near to mid-term, as the federal government continues its upward transitioning of the Federal funds rate.

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

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For additional information on our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations and Contingent Liabilities below. Our loans to LCS-WP and our lease with East Lake represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed below under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at December 31, 2016, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 4 and 7 to the consolidated financial statements.

In March 2014 we issued $200,000,000 of convertible bonds, the conversion feature being intended to broaden the Company’s credit profile and as a means to obtain a more favorable coupon rate. For this feature we calculate the dilutive effect using market prices prevailing over the reporting period. Because the dilution calculation is market-driven, and per share guidance we provide is based on diluted amounts, the theoretical effects of the conversion feature result in per share unpredictability.
Additional disclosure requirements also give widely ranging results depending on market price variability. The bonds will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the bonds’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount at December 31, 2016, delivers an excess of $9,137,000, whereas the use of another price point would give a different result.
The conversion feature is generally available to the bondholders entering the last six months of the bonds’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price. The bonds are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. While retaining the option to settle the excess of the bond conversion value over their face amount in cash, management believes that, for a company with a market cap of approximately $3 billion, the potential issuance of approximately $9 million of additional shares (measured as of December 31, 2016) is minimally dilutive.

Contractual Obligations

As of December 31, 2016, our contractual payment obligations were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,440,669	$43,340	$129,989	$689,431	$577,909
Real estate purchase liabilities	56,000	14,000	42,000	—	—
Construction commitments	16,853	16,853	—	—	—
Loan commitments	53,948	53,948	—	—	—
	$1,567,470	$128,141	$171,989	$689,431	$577,909
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of December 31, 2016. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

The following tables summarize information as of December 31, 2016 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(42,944,000)	$17,056,000
Bickford Senior Living	SHO	Construction	14,000,000	(2,413,000)	11,587,000
Senior Living Communities	SHO	Revolving Credit	29,000,000	(15,639,000)	13,361,000
Senior Living Management	SHO	Mezzanine	24,500,000	(12,556,000)	11,944,000
			$127,500,000	$(73,552,000)	$53,948,000

In addition to smaller ongoing renovation commitments which will be included in the lease base when funded, in 2014 we provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the 15-year term of the master lease also dating from 2014. While borrowings are used within the Senior Living portfolio to finance construction projects, including building additional units, up to $5,000,000 of the facility may be used to meet general working-capital needs. In March 2016, we extended two additional mezzanine loans totaling $14,000,000 to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina.

See Note 4 for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2017. Funding of the construction note commitment to Bickford is expected to transpire monthly throughout 2017. Our remaining loan commitment to Senior Living Management was funded in January 2017.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$—	$56,000,000
Bickford Senior Living	SHO	Construction	55,000,000	(49,097,000)	5,903,000
Chancellor Health Care	SHO	Construction	650,000	(52,000)	598,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(3,450,000)	6,550,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	—	2,400,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Woodland Village	SHO	Renovation	350,000	(227,000)	123,000
			$128,300,000	$(55,447,000)	$72,853,000

Our development commitments are more fully described in Note 2.

We are obligated to purchase, from a developer, four new skilled nursing facilities in Texas for $56,000,000 which will be leased to Legend and subleased to Ensign. The purchase window for the first facility is open through February 2017. The other three facilities are under construction by the developer.

We have committed $55,000,000 to the development of five senior housing facilities in Illinois and Virginia to be managed by Bickford, each consisting of 60 private-pay assisted living and memory care units. Total costs funded includes land and development costs incurred on the project as of December 31, 2016. One facility opened in July 2016, two opened in October 2016, and two are planned to open in the first half of 2017.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
East Lake Capital Management	SHO	Lease Inducement	$8,000,000	$—	$8,000,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	3,930,000	—	3,930,000
Bickford Senior Living	SHO	Construction Loan	2,000,000	—	2,000,000
			$13,930,000	$—	$13,930,000

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics, which have been assessed as not probable of payment and which we have not recorded on our balance sheet as of December 31, 2016. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which was recorded on our balance sheet at acquisition in 2014.

In February 2014, we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo. At December 31, 2016, our commitment on the letter of credit totaled $3,930,000. In connection with our funding commitment for the Illinois project discussed among loan commitments above, Bickford may also borrow an additional $2,000,000 upon achieving certain operating performance metrics.

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2016 decreased $(0.06) (1%) over the same period in 2015. Our normalized FFO for the year ended December 31, 2016 increased $0.20 (4%) over the same period in 2015, primarily as the result of our new real estate investments in 2015 and 2016. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization and impairment, if applicable, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs and the write off of debt issuance costs due to credit facility modifications.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the year ended December 31, 2016 increased $0.29 (7.1%) over the same period in 2015 due primarily to the impact of real estate investments completed during 2015 and 2016. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the year ended December 31, 2016 increased $17,077,000 (10.9%) over the same period in 2015 due primarily to the impact of real estate investments completed during 2015 and 2016. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders. Additionally, normalized FAD improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods and (iii) results among REITs, more meaningful. Because FAD may function as a liquidity measure, we do not present FAD on a per-share basis.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Years ended December 31,
	2016	2015	2014
Net income attributable to common stockholders	$151,540	$148,862	$101,609
Elimination of certain non-cash items in net income:
Depreciation	59,565	53,163	38,078
Depreciation related to noncontrolling interest	(927)	(1,150)	(1,002)
Net gain on sales of real estate	(4,582)	(1,126)	—
NAREIT FFO attributable to common stockholders	$205,596	$199,749	$138,685
Gain on sale of marketable securities	(29,673)	(23,529)	—
Gain on sale of equity-method investee	(1,657)	—	—
Write-off of deferred tax asset	1,192	—	—
Debt issuance costs expensed due to credit facility modifications	—	—	2,145
Write-off of unamortized debt premium	—	—	(1,655)
Non-cash write-off of straight-line rent receivable	9,456	—	932
Write-off of lease intangible	6,400	—	—
Revenue recognized due to early lease termination	(303)	—	—
Acquisition costs under business combination accounting	—	—	89
Recognition of unamortized mortgage note discount	(288)	—	—
Recovery of previous write-down	—	(491)	—
Normalized FFO attributable to common stockholders	$190,723	$175,729	$140,196
Straight-line lease revenue, net	(22,198)	(24,623)	(16,463)
Non-cash write-off of straight-line rent receivable	—	—	(932)
Straight-line lease revenue, net, related to noncontrolling interest	(4)	40	71
Amortization of original issue discount	1,145	1,101	798
Amortization of debt issuance costs	2,368	2,311	1,782
Amortization of debt issuance costs related to noncontrolling interest	(27)	(30)	(11)
Normalized AFFO	$172,007	$154,528	$125,441
Non-cash stock based compensation	1,732	2,134	2,020
Normalized FAD	$173,739	$156,662	$127,461

BASIC
Weighted average common shares outstanding	39,013,412	37,604,594	33,375,966
FFO per common share	$5.27	$5.31	$4.16
Normalized FFO per common share	$4.89	$4.67	$4.20
Normalized AFFO per common share	$4.41	$4.11	$3.76

DILUTED
Weighted average common shares outstanding	39,155,380	37,644,171	33,416,014
FFO per common share	$5.25	$5.31	$4.15
Normalized FFO per common share	$4.87	$4.67	$4.20
Normalized AFFO per common share	$4.39	$4.10	$3.75

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, including amounts in discontinued operations, excluding real estate asset impairments and gains on dispositions and certain items which may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies.

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	December 31,
	2016	2015	2014
Net income	$152,716	$150,314	$103,052
Interest expense at contractual rates	40,143	34,573	23,878
Franchise, excise and other taxes	1,009	985	605
Income tax benefit (expense) of taxable REIT subsidiary	749	(707)	15
Depreciation in continuing and discontinued operations	59,565	53,163	38,078
Amortization of debt issuance costs and bond discount	3,514	3,413	2,580
Net gain on sales of real estate	(4,582)	(1,126)	—
Gain on sale of marketable securities	(29,673)	(23,529)	—
Gain on sale of equity-method investee	(1,657)	—	—
Debt issuance costs expensed due to credit facility modifications	—	—	2,145
Write-off of unamortized debt premium	—	—	(1,655)
Non-cash write-off of straight-line rent receivable	9,456	—	932
Write-off of lease intangible	6,400	—	—
Revenue recognized due to early lease termination	(303)	—	—
Acquisition costs under business combination accounting	—	—	89
Recognition of unamortized mortgage note discount	(288)	—	—
Recovery of previous write-down	—	(491)	—
Adjusted EBITDA	$237,049	$216,595	$169,719

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2016, we were exposed to market risks related to fluctuations in interest rates on approximately $158,000,000 of variable-rate indebtedness (excluding $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($392,000,000 at December 31, 2016) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2016, net interest expense would increase or decrease annually by approximately $790,000 or $.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	December 31, 2016			December 31, 2015
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$200,000	17.7%	3.25%	$200,000	21.4%	3.25%
Unsecured term loans[2]	650,000	57.4%	4.01%	575,000	61.6%	4.03%
HUD mortgage loans[3]	45,841	4.0%	4.04%	46,608	5.0%	4.04%
Fannie Mae mortgage loans[4]	78,084	6.9%	3.79%	78,084	8.4%	3.79%

Variable rate:
Unsecured revolving credit facility	158,000	14.0%	2.27%	34,000	3.6%	1.93%
	$1,131,925	100.0%	3.62%	$933,692	100.0%	3.77%

[1] Differs from carrying amount due to unamortized discount.
[2] Includes eight term loans in 2016 and seven term loans in 2015; rate is a weighted average
[3] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[4] Includes 13 Fannie Mae mortgages
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

To highlight the sensitivity of our fixed-rate loans to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of December 31, 2016 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$390,209	$403,536	$377,109
Convertible senior notes	200,000	195,687	199,777	191,685
Fannie Mae mortgage loans	78,084	75,322	78,029	72,720
HUD mortgage loans	45,841	45,114	48,393	42,162

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2016, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $133,229,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage loans by approximately $2,932,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $3,030,000.

Equity Price Risk

We are exposed to equity price risk, which is the potential change in fair value due to a change in quoted market prices. We account for our investments in marketable securities, with a fair value of $11,745,000 at December 31, 2016, as available-for-sale securities. Increases and decreases in the fair market value of our investments in other marketable securities are unrealized gains and losses that are presented as a component of other comprehensive income. The investments in marketable securities are recorded at their fair value based on quoted market prices. Thus, there is exposure to equity price risk. We monitor our investments in marketable securities to consider evidence of whether any portion of our original investment is likely not to be recoverable, at which time we would record an impairment charge to operations. A hypothetical 10% change in quoted market prices would result in a related $1,175,000 change in the fair value of our investments in marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Investors, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 16, 2017

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets:	2016	2015
Real estate properties:
Land	$172,003	$137,532
Buildings and improvements	2,285,122	1,945,323
Construction in progress	15,729	13,011
	2,472,854	2,095,866
Less accumulated depreciation	(313,080)	(259,059)
Real estate properties, net	2,159,774	1,836,807
Mortgage and other notes receivable, net	133,493	133,714
Cash and cash equivalents	4,832	13,286
Marketable securities	11,745	72,744
Straight-line rent receivable	72,518	59,777
Equity-method investment and other assets	21,271	15,544
Assets held for sale, net	—	1,346
Total Assets	$2,403,633	$2,133,218

Liabilities and Equity:
Debt	$1,115,981	$914,443
Accounts payable and accrued expenses	20,003	20,147
Dividends payable	35,863	32,637
Lease deposit liabilities	21,325	21,275
Deferred income	871	2,256
Total Liabilities	1,194,043	990,758

Commitments and Contingencies

National Health Investors Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
39,847,860 and 38,396,727 shares issued and outstanding, respectively	398	384
Capital in excess of par value	1,173,588	1,085,136
Cumulative net income in excess of dividends	29,873	19,862
Accumulated other comprehensive income	5,731	27,910
Total National Health Investors Stockholders' Equity	1,209,590	1,133,292
Noncontrolling interest	—	9,168
Total Equity	1,209,590	1,142,460
Total Liabilities and Equity	$2,403,633	$2,133,218

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014

Revenues:
Rental income	$232,393	$214,447	$166,279
Interest income from mortgage and other notes	13,805	10,206	7,013
Investment income and other	2,302	4,335	4,217
	248,500	228,988	177,509
Expenses:
Depreciation	59,565	53,163	38,078
Interest	43,108	37,629	26,372
Legal	422	464	209
Franchise, excise and other taxes	1,009	985	605
General and administrative	9,773	10,519	9,107
Loan and realty losses (recoveries), net	15,856	(491)	—
	129,733	102,269	74,371
Income before equity-method investee, income tax benefit (expense),
investment and other gains and noncontrolling interest	118,767	126,719	103,138
Loss from equity-method investee	(1,214)	(1,767)	(71)
Income tax (expense) benefit of taxable REIT subsidiary	(749)	707	(15)
Investment and other gains	35,912	24,655	—
Net income	152,716	150,314	103,052
Less: net income attributable to noncontrolling interest	(1,176)	(1,452)	(1,443)
Net income attributable to common stockholders	$151,540	$148,862	$101,609

Weighted average common shares outstanding:
Basic	39,013,412	37,604,594	33,375,966
Diluted	39,155,380	37,644,171	33,416,014

Earnings per common share:
Net income per common share attributable to common stockholders - basic	$3.88	$3.96	$3.04
Net income per common share attributable to common stockholders - diluted	$3.87	$3.95	$3.04

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$152,716	$150,314	$103,052
Other comprehensive income:
Change in unrealized gains on securities	5,072	46,780	2,853
Less: reclassification adjustment for gains in net income	(29,673)	(23,529)	—
Net change in unrealized gains on securities	(24,601)	23,251	2,853

Increase (decrease) in fair value of cash flow hedge	(1,506)	(6,062)	(10,304)
Less: reclassification adjustment for amounts recognized in net income	3,928	4,498	4,136
Net change in cash flow hedge liability	2,422	(1,564)	(6,168)
Total other comprehensive income (loss)	(22,179)	21,687	(3,315)
Comprehensive income	130,537	172,001	99,737
Less: comprehensive income attributable to noncontrolling interest	(1,176)	(1,452)	(1,443)
Comprehensive income attributable to common stockholders	$129,361	$170,549	$98,294

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$152,716	$150,314	$103,052
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	59,565	53,163	38,078
Amortization	3,563	3,472	2,611
Amortization of commitment fees and note receivable discounts	(693)	—	—
Straight-line rental income	(22,198)	(24,623)	(16,463)
Non-cash interest income on construction loan	(1,021)	(411)	—
Unamortized debt premium written off	—	—	(1,655)
Write-off of debt issuance costs	—	—	2,145
Loan and realty losses (recoveries), net	15,856	(491)	—
Gain on sale of real estate	(4,582)	(1,126)	—
Gain on sale of equity-method investee	(1,657)	—	—
Net realized gains on sales of marketable securities	(29,673)	(23,529)	—
Share-based compensation	1,732	2,134	2,020
Loss from equity-method investee	1,214	1,767	71
Change in operating assets and liabilities:
Equity-method investment and other assets	1,018	216	(2,334)
Accounts payable and accrued expenses	2,764	1,038	1,448
Deferred income	(1,385)	2,501	(2,830)
Net cash provided by operating activities	177,219	164,425	126,143
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(92,051)	(92,249)	(4,447)
Collection of mortgage and other notes receivable	84,228	21,495	1,456
Investment in real estate	(359,257)	(106,315)	(520,505)
Investment in real estate development	(32,102)	(14,641)	(8,455)
Investment in renovations of existing real estate	(3,378)	(3,157)	(4,211)
Payments into facility repair escrows	—	—	(1,554)
Payment of real estate purchase liability	—	—	(2,600)
Payment allocated to cancellation of lease purchase option	(6,400)	—	—
Long-term escrow deposit	(8,208)	—	—
Proceeds from disposition of real estate properties	27,723	9,593	—
Purchases of marketable securities	—	(8,458)	—
Proceeds from sales of marketable securities	59,607	57,406	—
Net cash used in investing activities	(329,838)	(136,326)	(540,316)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	124,000	(340,000)	207,000
Proceeds from convertible senior notes	—	—	200,000
Proceeds from issuance of secured debt	—	78,084	38,007
Proceeds from borrowings on term loans	75,000	325,000	130,000
Payments of term loans	(767)	(742)	(328,515)
Debt issuance costs	(258)	(2,608)	(8,443)
Taxes remitted in relation to employee stock options exercised	(1,133)	—	—
Proceeds from equity offering, net	104,190	49,114	270,798
Proceeds from exercise of stock options	1	1	—
Distributions to noncontrolling interest	(1,565)	(2,292)	(2,049)
Distribution to acquire non-controlling interest	(17,000)	—	—
Dividends paid to stockholders	(138,303)	(124,657)	(100,650)
Net cash provided by (used in) financing activities	144,165	(18,100)	406,148

Increase (decrease) in cash and cash equivalents	(8,454)	9,999	(8,025)
Cash and cash equivalents, beginning of period	13,286	3,287	11,312
Cash and cash equivalents, end of period	$4,832	$13,286	$3,287

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$39,539	$31,289	$22,172
Supplemental disclosure of non-cash investing and financing activities:
Tax deferred exchange funds applied to investment in real estate	$—	$—	$23,813
Settlement of contingent asset acquisition liability	$—	$(3,000)	$—
Conditional consideration in asset acquisition	$—	$750	$3,000
Change in accounts payable related to investments in real estate	$(430)	$1,076	$2,091
Accounts payable increase due to escrow deposits	$—	$—	$2,062
Reclass of note balance into real estate investment upon acquisition	$9,753	$255	$—
Assumption of debt in real estate acquisition (at fair value)	$—	$—	$7,858
Unsettled marketable securities sales transactions	$6,464	$—	$—
Non-cash sale of equity-method investment	$8,100	$—	$—
Change in escrow deposit related to investment in real estate	$(227)	$—	$—
Increase (decrease) in fair value of cash flow hedge	$(1,506)	$(6,062)	$(10,304)
Conversion of preferred stock to common	$—	$38,132	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2013	33,051,176	$330	$753,635	$3,043	$9,538	$766,546	$10,614	$777,160
Total comprehensive income	—	—	—	101,609	(3,315)	98,294	1,443	99,737
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,049)	(2,049)
Issuance of common stock, net	4,427,500	44	270,754	—	—	270,798	—	270,798
Shares issued on stock options exercised	7,226	1	—	—	—	1	—	1
Share-based compensation	—	—	2,020	—	—	2,020	—	2,020
Equity component of convertible debt	—	—	7,487	—	—	7,487	—	7,487
Dividends declared, $3.08 per common share	—	—	—	(105,221)	—	(105,221)	—	(105,221)
Balances at December 31, 2014	37,485,902	$375	$1,033,896	$(569)	$6,223	$1,039,925	$10,008	$1,049,933
Total comprehensive income	—	—	—	148,862	21,687	170,549	1,452	172,001
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,292)	(2,292)
Issuance of common stock, net	830,506	8	49,381	—	—	49,389	—	49,389
Equity offerring costs	—	—	(275)	—	—	(275)	—	(275)
Shares issued on stock options exercised	80,319	1	—	—	—	1	—	1
Share-based compensation	—	—	2,134	—	—	2,134	—	2,134
Dividends declared, $3.40 per common share	—	—	—	(128,431)	—	(128,431)	—	(128,431)
Balances at December 31, 2015	38,396,727	$384	$1,085,136	$19,862	$27,910	$1,133,292	$9,168	$1,142,460
Total comprehensive income	—	—	—	151,540	(22,179)	129,361	1,176	130,537
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,565)	(1,565)
Purchase of non-controlling interest	—	—	(16,321)	—	—	(16,321)	(8,779)	(25,100)
Issuance of common stock, net	1,395,642	14	104,176	—	—	104,190	—	104,190
Taxes paid on employee stock awards	—	—	(1,133)	—	—	(1,133)	—	(1,133)
Shares issued on stock options exercised	55,491	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	1,732	—	—	1,732	—	1,732
Dividends declared, $3.60 per common share	—	—	—	(141,529)	—	(141,529)	—	(141,529)
Balances at December 31, 2016	39,847,860	$398	$1,173,588	$29,873	$5,731	$1,209,590	$—	$1,209,590

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The Company - National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments have included marketable securities and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”) through which we invested in facility operations managed by independent third-parties. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Units, beds and square footage disclosures in this annual report on Form 10-K are unaudited.

Principles of Consolidation - The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”) where NHI is the primary beneficiary of the VIE, if any. All intercompany transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests.

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

At December 31, 2016, we held an interest in seven unconsolidated VIEs and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our consolidated financial statements cross-referenced below.

Date	Name	Classification	Carrying Amount	Maximum Exposure to Loss	Sources of Exposure
2012	Bickford Senior Living	Notes and straight-line receivable	$6,384,000	$17,971,000	Notes 2, 4
2012	Sycamore Street	N/A	$—	$3,930,000	Note 4
2014	Senior Living Communities	Notes and straight-line receivable	$31,638,000	$45,118,000	Notes 4, 12
2014	Life Care Services affiliate	Notes receivable	$75,112,000	$93,211,000	Note 4
2015	East Lake Capital Mgmt.	Straight-line receivable	$1,640,000	$1,640,000	Note 2
2016	The Ensign Group developer	N/A	$—	$—	Note 2
2016	Senior Living Management	Notes and straight-line receivable	$13,749,000	$25,750,000	Note 4

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

We have structured our joint ventures to be compliant with the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and allows NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a taxable REIT subsidiary (“TRS”). Accordingly, prior to the termination of our joint venture on September 30, 2016, our TRS held NHI’s equity interest in an unconsolidated operating company, which we did not control, thus providing an organizational structure that allowed the TRS to engage in a broad range of activities and share in revenues that were otherwise non-qualifying income under the REIT gross income tests.

Equity-Method Investment - We have reported our TRS’ investment in an unconsolidated entity, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this accounting method, our pro rata share of the entity’s earnings or losses through September 30, 2016, is included in our Consolidated Statements of Income. Our joint venture arrangement was terminated on September 30, 2016. Additionally, we adjusted our investment carrying amount to reflect our share of changes in the equity-method investee’s capital resulting from its capital transactions.

Noncontrolling Interest - We have presented the portion of any equity that we do not own in entities that we controlled (and thus consolidated) as noncontrolling interest and classified such interest as a component of consolidated equity separate from total NHI stockholders’ equity in our Consolidated Balance Sheet at December 31, 2016. In addition, we excluded net income attributable to the noncontrolling interest from net income attributable to common shareholders in our Consolidated Statements of Income for each of the three years ended December 31, 2016. As of December 31, 2016, we do not hold any non-controlling interests.

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

Real Estate Properties - Real estate properties are recorded at cost or, if acquired through business combination, at fair value, including the fair value of contingent consideration, if any. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property. For properties acquired in transactions accounted for as asset purchases, the purchase price allocation is based on the relative fair values of the assets acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Cost also includes capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years, and improvements over their estimated useful lives ranging from 3 to 25 years. For contingent consideration arising from business combinations, the liability is adjusted to estimated fair value at each reporting date through earnings.

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

Our financial instruments, principally our investments in marketable securities and notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. We obtain collateral in the form of mortgage liens and other protective rights for notes receivable and continually monitor these rights in order to reduce such possibilities of loss. We evaluate the need to provide for reserves for potential losses on our financial instruments based on management’s periodic review of our portfolio on an instrument-by-instrument basis.

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

Deferred Loan Costs - Costs incurred to acquire debt are amortized by the effective interest method over the term of the related debt.

Deferred Income - Deferred income primarily includes non-refundable lease commitment fees received by us, which are amortized into income over the expected period of the related loan or lease. In the event that our financing commitment to a potential borrower or lessee expires, the related commitment fees are recognized into income immediately. Commitment fees may be charged based on the terms of the lease agreements and the creditworthiness of the parties.

Rental Income - Base rental income is recognized using the straight-line method over the term of the lease to the extent that lease payments are considered collectible. Under certain leases, we receive additional contingent rent, which is calculated on the increase in revenues of the lessee over a base year or base quarter. We recognize contingent rent annually or quarterly based on the actual revenues of the lessee once the target threshold has been achieved. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over a base year, are considered to be contingent rentals and are excluded from the schedule of minimum lease payments.

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

We identify a lease as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the related cash is received. We have identified one lease, a 126-unit senior housing portfolio, as non-performing though as of December 31, 2016 the tenant became current with its obligations.

Mortgage Interest Income - Mortgage interest income is recognized based on the interest rates and principal amounts outstanding on the mortgage notes receivable. Under certain mortgages, we receive additional contingent interest, which is calculated on the increase in the current year revenues of a borrower over a base year. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received. As of December 31, 2016, we had not identified any of our mortgages as non-performing.

Investment Income and Other - Investment income and other includes dividends when declared and interest when earned from our investments in marketable securities, and interest on cash and cash equivalents when earned. Realized gains and losses on sales of marketable securities using the specific-identification method are included as a separate component of continuing operations in the Consolidated Statements of Income as investment and other gains.

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

Federal Income Taxes - We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We record income tax expense or benefit with respect to one of our subsidiaries which is taxed as a Taxable REIT Subsidiary (“TRS”) under provisions similar to those applicable to regular corporations. Aside from such income taxes which may be applicable to the taxable income in the TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders at least equal to or in excess of 90% our taxable income. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements, except for the provision on the taxable income of the TRS, which is included in our consolidated statements of income under the caption, “Income tax benefit (expense) of taxable REIT subsidiary.” Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets, estimated useful lives used to compute depreciation expense, gains on sales of real estate, non-cash compensation expense and recognition of commitment fees.

Our tax returns filed for years beginning in 2013 are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of income tax expense.

Segment Disclosures - We are in the business of owning and financing health care properties. We are managed as one segment, rather than multiple segments, for internal purposes and for internal decision making.

Reclassifications - We have reclassified, for all periods presented, certain loan commitment fees paid by our borrowers, which were previously accounted for as deferred revenues on our Consolidated Balance Sheet at December 31, 2015. The fees are included in our consolidated balance sheets as a reduction of the related loan receivable balance. The effect has been to reduce total assets and total liabilities by $1,317,000 on our Consolidated Balance Sheet as of December 31, 2015. See Note 15 for a description of recent accounting pronouncements which require reclassification of items previously presented. Within comprehensive income we have reclassified certain balances without impacting total other comprehensive income or comprehensive income. Where necessary to conform the presentation of prior periods to the current period, we have reclassified certain additional balances.

New Accounting Pronouncements - For a review of recent accounting pronouncements pertinent to our operations and management’s judgment as to the impact that the eventual adoption of these pronouncements will have on our financial position and results of operation, see Note 15.

NOTE 2. REAL ESTATE

As of December 31, 2016, we owned 197 health care real estate properties located in 32 states and consisting of 125 senior housing communities, 67 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $1,175,000) consisted of properties with an original cost of approximately $2,471,679,000, rented under triple-net leases to 27 lessees.

Acquisitions and New Leases of Real Estate

During the year ended December 31, 2016, we announced the following real estate investments and commitments as described below (dollars in thousands):

Operator	Properties	Asset Class	Amount
The Ensign Group	8	SNF	$118,500
Bickford Senior Living	5	SHO	89,900
Senior Living Communities	1	SHO	74,000
Watermark Retirement / East Lake	2	SHO	66,300
Chancellor Health Care	2	SHO	36,650
Marathon/Village Concepts	1	SHO	9,813
			$395,163

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

On May 1, 2016, Legend and NHI agreed to transition Legend’s skilled nursing operations under its lease with NHI to a new operator, and NHI entered into a new 15-year master lease with affiliates of The Ensign Group, Inc. (“Ensign”) on 15 of the former Legend facilities for an initial annual amount of $17,750,000, plus an annual escalator based on inflation. NHI’s total original investment in the 15 facilities leased to Ensign is approximately $211,000,000. The Ensign lease has two 5-year renewal options. Upon entering the new lease, NHI sold to Ensign for $24,600,000 two remaining skilled nursing facilities in Texas totaling 245 beds previously under lease to Legend. The Ensign lease, secured in part by the operator’s corporate guaranty, replaces the amended Legend lease, and, accordingly, the rights, benefits and obligations held by Legend have terminated. In recording the transition of our leases to Ensign, we wrote off the fair value assigned to the former Legend leases and $8,326,000 of accumulated straight-line rent receivable, leaving an allocation of $6,252,000 to land and $105,848,000 to depreciable assets.

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

Watermark Retirement / East Lake

On June 1, 2016, NHI acquired two entrance fee continuing care retirement communities (“CCRCs”) from funds managed by certain affiliates of East Lake Capital Management (“East Lake”) for $56,300,000 in cash, inclusive of a $4,500,000 regulatory deposit, and entered into a lease transaction with affiliates of East Lake. Because the facilities had no history as rental operations, we accounted for the purchase as an asset acquisition. NHI has committed up to an additional $10,000,000 for capital improvements and potential expansion of the communities over the next two years, of which $3,450,000 was drawn at December 31, 2016. The CCRCs consist of 460 units and are located in Bridgeport and Southbury, Connecticut. The communities are sub-leased to affiliates of Watermark Retirement Communities (“Watermark”), the current manager. The lease has a term of 15 years, with an initial lease rate to East Lake of 7% with escalators of 3.5% in years two through four, and 3% annually thereafter.

In conjunction with the lease, East Lake acquired a purchase option on the properties as a whole, exercisable beginning in year six of the lease. The option price will be based on our initial acquisition cost, our funding of capital improvements and expansions, other additional funding that may then be in place, or further rent escalations during the remaining duration of the option window.

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

Marathon/Village Concepts

On January 15, 2016, we acquired a 98-unit independent living community, Woodland Village, in Chehalis, Washington, for $9,463,000 in cash inclusive of closing costs of $213,000 plus an additional commitment to fund $350,000 in specified capital improvements, of which $227,000 has been funded at December 31, 2016. We leased the facility to a partnership between Marathon Development and Village Concepts Retirement Communities for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7.25% plus annual escalators. Because the facility was owner-occupied, the purchase was accounted for as an asset acquisition.

Major Customers

Bickford

On June 1, 2016, in an asset acquisition, we acquired five assisted living and memory care facilities owned by Sycamore Street, LLC (“Sycamore”) and operated by Bickford Senior Living (“Bickford”) for $87,500,000, including $77,747,000 in cash and cancellation of notes and accrued interest receivable totaling $9,753,000 (Note 4). Additionally, we have committed $2,400,000 for capital expenditures and expansion of the existing facilities, the funding of which will be added to the lease base. The lease provides for an initial rate of 7.25% and term of 15 years plus two five-year renewal options. The annual lease escalator is 3%. NHI’s purchase option on an additional Bickford facility was relinquished. The facilities, consisting of 277 total units, are located in Iowa (2), Missouri, Illinois, and Nebraska. The facilities were not included in the RIDEA joint venture in place at the time between the parties.

As of December 31, 2016, our Bickford portfolio consists of 42 facilities, two of which are under construction and expected to open in 2017. NHI has a right to future Bickford acquisitions, development projects and refinancing transactions. Of our total revenues, $30,732,000, (12%), $24,121,000 (11%) and $21,421,000 (12%) were recognized as rental income from Bickford for the years ended December 31, 2016, 2015 and 2014, respectively.

Of these facilities, 35, were held in a RIDEA structure, 32 of which are stabilized, and operated as a joint venture until September 30, 2016, when NHI and Sycamore, an affiliate of Bickford Senior Living (“Bickford”), entered into a definitive agreement terminating the joint venture and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary (“PropCo”). The facilities were leased to an operating company (“OpCo”), in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture was structured to comply with the provisions of RIDEA.

According to provisions of the unwinding, NHI agreed to redeem Bickford’s 15% interest in the real estate underlying the joint venture (PropCo) for a distribution to Bickford of $25,100,000, before the offset by Bickford of $8,100,000 payable to NHI in acquisition of our non-controlling 85% interest in senior housing operations (OpCo), which NHI had carried on its balance sheet as an equity-method investment through September 30, 2016. The remaining balance due of $10,546,000 related to the unwinding transaction was settled in November 2016. See Note 3 for discussion of the disposition of our equity-method investment in OpCo in conjunction with the unwinding.

No gain or loss was recognized on our acquisition of Bickford’s 15% interest in PropCo, which had previously been consolidated. Bickford’s non-controlling interest was de-recognized, and the difference between the fair value of NHI’s cost allocated to the redemption and the carrying amount of the 15% non-controlling interest was recorded as an adjustment to equity through additional-paid-in capital.

Provisions governing details of the unwinding reach to our various arrangements with Bickford and include, but are not limited to, the following:

•	For the 32 stabilized facilities previously owned by the joint venture, forward annual contractual rent is unchanged at $26,454,000 plus annual escalators of 3%.

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

Senior Living Communities

On November 8, 2016, we acquired Evergreen Woods, a 299-unit entrance-fee community in Connecticut, for $74,000,000 in cash, inclusive of a $3,708,000 regulatory deposit. The facility will be added to our existing master lease with Senior Living Communities, LLC (“Senior Living”) at the current lease rate of 6.77%, subject to 4% escalation in January 2017 and 2018 and 3% annually thereafter. Our master lease with Senior Living has an initial term of 13 years, plus renewal options. Because Evergreen Woods was previously owner-operated, we accounted for our purchase of the property as an asset acquisition. We attributed $7,724,000 of the purchase price to fair value of the land, and $62,568,000 to the fair value of building and improvements.

As of December 31, 2016, we leased nine retirement communities with 1,970 units to Senior Living. The 15-year master lease contains two 5-year renewal options and provides for annual escalators of 4% in 2017 and 2018 and 3% thereafter.

Of our total revenues, $40,332,000 (16%), $39,422,000 (17%) and $1,533,000 (1%) were recognized as rental income from Senior Living for the years ending December 31, 2016, 2015 and 2014, including $7,369,000, $8,422,000 and $328,000, respectively, in straight-line rent.

Holiday

As of December 31, 2016, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The master lease term of 17 years began in December 2013 and provides for an escalator of 4.5% in 2017 and a minimum of 3.5% each year thereafter.

Of our total revenues, $43,817,000 (18%), $43,817,000 (19%) and $43,817,000 (25%) were derived from Holiday for the years ended December 31, 2016, 2015 and 2014, including $8,965,000, $10,466,000 and $11,902,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of December 31, 2016, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

The 1991 lease has been amended to extend the lease expiration to December 31, 2026. There are two additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of the increase, if any, in each facility’s revenue over a 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current year	$2,932	$2,385	$2,292
Prior year final certification[1]	547	94	15
Total percentage rent	$3,479	$2,479	$2,307
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue, $37,626,000 (15%), $36,625,000 (16%) and $36,453,000 (21%) in 2016, 2015 and 2014, respectively, were derived from NHC.

The chairman of our board of directors is also a director on NHC’s board of directors. As of December 31, 2016, NHC owned 1,630,462 shares of our common stock.

Other Lease Activity

As a result of material noncompliance with lease terms, we began exploratory measures to effect either transitioning the lease of a 126-unit assisted living portfolio from the current tenant or the marketing of the underlying properties. Either of these courses of action result in recording a reserve, for accounting purposes, at December 31, 2016 of $1,131,000 related to straight-line rent receivables. While straight-line receivables represent the effects of recognizing past and future escalations under terms of the lease using the straight-line method, we anticipate full recovery of all amounts billed to date under the lease. We have made no provision for any legal or other costs associated with the transition, as these amounts are neither estimable nor, in the opinion of management, material to our financial position or results of operations. Of our total revenues, $2,411,000, $2,497,000 and $2,604,000 were recognized as rental income from the portfolio for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Future Minimum Lease Payments

At December 31, 2016, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with our tenants are as follows (in thousands):

2017	$220,416
2018	213,157
2019	209,711
2020	206,856
2021	207,718
Thereafter	1,585,696
$2,643,554

NOTE 3. EQUITY-METHOD INVESTMENT AND OTHER ASSETS

Our equity-method investment in OpCo and other assets consist of the following (in thousands):

	As of December 31,
	2016	2015
Equity-method investment in OpCo	$—	$7,657
Accounts receivable and other assets	9,017	3,260
Regulatory deposits	8,208	—
Replacement reserve and tax escrows	4,046	4,627
	$21,271	$15,544

As discussed in Note 2, we disposed of our equity method investment in OpCo on September 30, 2016. From the inception of our equity-method investment in September 2012, no distributions of net income from OpCo were made to NHI, and, accordingly, adjustments to our carrying cost reflect only our pro-rata share of earnings and losses in the entity and allocations of any additional cost. NHI’s gain of $1,657,000 from the sale of OpCo was calculated on the difference between the proceeds of $8,100,000 and the carrying amount of our equity-method investment of $6,443,000. Tax effects related to the transaction include the utilization of net operating loss carry-forwards and the write-off of residual deferred tax assets totaling $1,192,000.

Reserves for replacement and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

With the adoption of ASU 2015-03, Interest-Imputation of Interest, in the first quarter of 2016, the balance in Other Assets was reduced to reflect the reclassification of our unamortized loan costs which are now being offset against the loan balances as shown in Note 6.

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

At December 31, 2016, we had investments in mortgage notes receivable with a carrying value of $99,179,000 secured by real estate and UCC liens on the personal property of 8 facilities and other notes receivable with a carrying value of $34,314,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2015, we had investments in mortgage notes receivable with a carrying value of $101,124,000 and other notes receivable with a carrying value of $32,590,000. No allowance for doubtful accounts was considered necessary at December 31, 2016 or 2015.

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $42,944,000 of Note A as of December 31, 2016. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note (“Note B”) is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully drawn in 2016. We began receiving repayment with new resident entrance fees upon the opening of Phase II during the fourth quarter of 2016. Repayment of Note B amounted to $61,289,000 as of December 31, 2016, plus an additional $7,304,000 through February 15, 2017.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined.

Senior Living Communities

In connection with the acquisition in December 2014 of the properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $4,743,000 at December 31, 2016, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 2.45% at December 31, 2016, plus 6%.

In March 2016, we extended two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans have a total balance of $10,778,000 at December 31, 2016, and provide NHI with a purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest as does our lease, which is considered to be analogous to a financing arrangement. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell the facilities. The total amount funded was $12,556,000 as of December 31, 2016, with the remainder of the loan funded in January 2017.

Our loans to SLM represent a variable interest as do our leases, which are analogous to financing arrangements. SLM is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE.

Bickford

On July 15, 2016, NHI extended a construction loan facility of up to $14,000,000 to Bickford for the purpose of developing and operating an assisted living/memory care community in Illinois. The total amount funded as of December 31, 2016 was $2,413,000, interest is to accrue at 9%, and the loan is to mature on July 15, 2021. The promissory note is secured by a first mortgage lien on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreement, including the borrower’s obligation for payment of insurance and taxes.

Our loan to Bickford represents a variable interest as do our leases, which are considered to be analogous to financing arrangements. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

Sycamore

As discussed in Note 2, on June 1, 2016, two notes receivable from Sycamore, an affiliate of Bickford, having an aggregate principal and accrued interest balance of $9,753,000 were retired as part of an asset acquisition. As of December 31, 2016, our direct support of Sycamore is limited to our guarantee on a $3,930,000 letter of credit established for their benefit. Sycamore, as an affiliate company of Bickford, is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

Repayments

In January 2016 we received full payment from an affiliate of our current lessee, Discovery Senior Living, on a $2,500,000 second mortgage loan we originally provided in October 2013 for the construction of a senior housing community in Naples, Florida. In November 2016 affiliates of American Healthcare Corporation paid off undiscounted balances of $4,685,000 on two mortgage notes outstanding. As of December 31, 2016, receivable balances on the four remaining notes from affiliates of American Health Care Corp. totaled $8,129,000, net of related discounts of $541,000.

Writedowns and Recoveries

In June 2015 we received $491,000 as a secured creditor in the final settlement of a bankruptcy proceeding and recorded a recovery of a previous write-down.

NOTE 5. INVESTMENTS IN MARKETABLE SECURITIES

As of December 31, 2016, our investments in marketable securities include available-for-sale equity securities which are reported at fair value. As of December 31, 2015 our investments also included marketable debt securities, classified as available-for-sale, consisting of U.S. government agency debt and long-term certificates of deposit. Unrealized gains and losses on available-for-sale securities are presented as components of accumulated other comprehensive income. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Marketable securities consist of the following (in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock of other healthcare REITs	$1,680	$11,745	$21,040	$55,815
Debt securities	$—	$—	$17,037	$16,929

Net unrealized gains related to available-for-sale securities were $10,065,000 at December 31, 2016 and $34,667,000 at December 31, 2015. During the year ended December 31, 2016 and 2015, we recognized gains on sales of marketable securities of $29,673,000 and $23,529,000, respectively, which were reclassified from accumulated other comprehensive income and are included in our Condensed Consolidated Statements of Income as Investment and other gains. We sold no securities in 2014.

During 2016, 2015 and 2014 we recognized $1,697,000, $1,330,000, and $716,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in investment income and other in the Consolidated Statements of Income.

NOTE 6. DEBT

Debt consists of the following (in thousands):

	As of December 31,
	2016	2015
Revolving credit facility - unsecured	158,000	34,000
Bank term loans - unsecured	250,000	250,000
Private placement term loans - unsecured	400,000	325,000
Convertible senior notes - unsecured (net of discount of $4,717 and $5,862)	195,283	194,138
HUD mortgage loans (net of discount of $1,487 and $1,573)	44,354	45,035
Fannie Mae term loans - secured	78,084	78,084
Unamortized loan costs	(9,740)	(11,814)
	$1,115,981	$914,443

Aggregate principal maturities of debt as of December 31, 2016 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended December 31
2017	$794
2018	821
2019	849
2020	408,878
2021	200,908
Thereafter	519,675
1,131,925
Less: discount	(6,204)
Less: unamortized loan costs	(9,740)
$1,115,981

As amended in June 2015, our $800,000,000 senior unsecured credit facility with a group of banks provides for: (1) revolving credit of $550,000,000 maturing in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (77 bps at December 31, 2016); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At December 31, 2016 we had $392,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s board of directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI's local banking transactions are conducted primarily through Pinnacle Bank.

Our unsecured private placement term loans are summarized below:

Amount	Maturity	Rate

$125,000,000	January 2023	3.99%
50,000,000	November 2023	3.99%
75,000,000	September 2024	3.93%
50,000,000	November 2025	4.33%
100,000,000	January 2027	4.51%
$400,000,000

Terms and conditions of above term loans are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. Proceeds were used to reduce borrowings on NHI’s unsecured bank credit facility. The notes are secured by facilities having a net book value of $111,091,000 at December 31, 2016, that were previously pledged as security on Fannie Mae term debt retired in December 2014.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”). Interest is payable April 1st and October 1st of each year. As adjusted for terms of the indenture, the Notes are convertible at a conversion rate of 14.10 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $70.93 per share for a total of approximately 2,819,785 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because we have the ability and intent to settle the convertible securities in cash upon exercise, we use the treasury stock method to account for potential dilution. For 2016, dilution resulting from the conversion option within our convertible debt is determined by computing an average of incremental shares included in each quarterly diluted EPS computation, resulting in a dilutive effect for the conversion feature of 89,471 shares for the year ended December 31, 2016. If NHI’s current share price increases above the adjusted $70.93 conversion price, further dilution will be attributable to the conversion feature. On December 31, 2016, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $9,137,000.

The embedded conversion options (1) do not require net cash settlement, (2) are not conventionally convertible but can be classified in stockholders’ equity under ASC 815-40, and (3) are considered indexed to NHI’s own stock. Therefore, the conversion feature satisfies the conditions to qualify for an exception to the derivative liability rules, and the Notes are split into debt and equity components. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance and was estimated to be approximately $192,238,000. The $7,762,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as the equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value, the original issue discount, is amortized to interest expense using the effective interest method over the estimated term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs was approximately 3.9% based on our estimated non-convertible borrowing rate at the date the Notes were issued.

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at December 31, 2016, was $3,234,000.

Our HUD mortgage loans are secured by ten properties leased to Bickford and having a net book value of $54,317,000 at December 31, 2016. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,113,000 and a net book value of $7,573,000, which approximates fair value.

The following table summarizes interest expense (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest paid at contractual rates	$40,143	$34,573	$23,878
Capitalized interest	(549)	(357)	(576)
Amortization of debt premiums, discounts and issuance costs	3,514	3,413	2,580
Unamortized debt premium written off as a result of debt payoff	—	—	(1,655)
Debt issuance costs expensed due to credit facility modifications	—	—	2,145
Total interest expense	$43,108	$37,629	$26,372

Amounts residual in other comprehensive income totaling $3,928,000, $4,498,000 and $4,136,000 at the beginning of the years presented above were reclassified into interest expense during 2016, 2015 and 2014, respectively.

Interest Rate Swap Agreements

We have entered into interest rate swap agreements to fix the interest rates on our bank term loans. For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Hedge ineffectiveness related to our cash flow hedges, which is reported in current period earnings as interest expense, was not significant for the years ended December 31, 2016, 2015 or 2014. Approximately $2,680,000 of losses, which are included as a component of accumulated other comprehensive income, are projected to be reclassified into earnings in the next 12 months.

Below is a summary of our swap agreements at December 31, 2016 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(187)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(1,479)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(2,612)

If the fair value of the hedge is an asset, we include it in our Consolidated Balance Sheets among other assets, and, if a liability, as a component of accrued expenses. See Note 14 for fair value disclosures about our interest rate swap agreements. Liability balances for our hedges included as components of consolidated other comprehensive income on December 31, 2015 and 2014 were $6,730,000 and $5,193,000, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we enter into a variety of commitments, typical of which are those for the funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations we offer to our tenants and to sellers of newly-acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies according to the nature of their impact on our leasehold or loan portfolios.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(42,944,000)	$17,056,000
Bickford Senior Living	SHO	Construction	14,000,000	(2,413,000)	11,587,000
Senior Living Communities	SHO	Revolving Credit	29,000,000	(15,639,000)	13,361,000
Senior Living Management	SHO	Mezzanine	24,500,000	(12,556,000)	11,944,000
			$127,500,000	$(73,552,000)	$53,948,000

See Note 4 for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2017. Funding of the promissory note commitment to Bickford is expected to transpire monthly throughout 2017. Our remaining loan commitment to Senior Living Management was funded in January 2017.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$—	$56,000,000
Bickford Senior Living	SHO	Construction	55,000,000	(49,097,000)	5,903,000
Chancellor Health Care	SHO	Construction	650,000	(52,000)	598,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(3,450,000)	6,550,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	—	2,400,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Woodland Village	SHO	Renovation	350,000	(227,000)	123,000
			$128,300,000	$(55,447,000)	$72,853,000

Our development commitments are more fully described in Note 2.

We are obligated to purchase, from a developer, four new skilled nursing facilities in Texas for $56,000,000 which are leased to Legend and subleased to Ensign. The purchase window for the first facility is open through February 2017. The other three facilities are under construction by the developer.

We have committed to the development of five senior housing facilities in Illinois and Virginia to be managed by Bickford, each consisting of 60 private-pay assisted living and memory care units. Total costs funded includes land and development costs incurred on the project as of December 31, 2016. One facility opened in July 2016, two opened in October 2016, and two are planned to open in the first half of 2017.

In addition to smaller ongoing renovation commitments, which will be included in the lease base when funded, in 2014 we provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the 15-year term of the master lease also dating from 2014. While borrowings are used within the Senior Living portfolio to finance construction projects, including building additional units, up to $5,000,000 of the facility may be used to meet general working-capital needs. In March 2016, we extended two additional mezzanine loans totaling $14,000,000 to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
East Lake Capital Management	SHO	Lease Inducement	$8,000,000	$—	$8,000,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	3,930,000	—	3,930,000
Bickford Senior Living	SHO	Construction Loan	2,000,000	—	2,000,000
			$13,930,000	$—	$13,930,000

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics, which have been assessed as not probable of payment and which we have not recorded on our balance sheet as of December 31, 2016. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our balance sheet within accounts payable and accrued expenses.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo. At December 31, 2016, our commitment on the letter of credit totaled $3,930,000. In connection with our funding commitment for the Illinois project discussed among loan commitments above, Bickford may also borrow an additional $2,000,000 upon achieving certain operating performance metrics.

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

NOTE 8. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gains on sales of marketable securities	29,673	23,529	—
Gain on sale of real estate	4,582	1,126	—
Other gains	1,657	—	—
	$35,912	$24,655	$—

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. Through a vote of our shareholders in May 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. As of December 31, 2016, there were 1,446,668 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

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

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. We consider the historical employee turnover rate in our estimate of the number of stock option forfeitures. Our compensation expense reported for the years ended December 31, 2016, 2015 and 2014 was $1,732,000, $2,134,000 and $2,020,000, respectively, and is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

The weighted average fair value per share of options granted was $3.65, $4.74 and $4.93 for 2016, 2015 and 2014, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015	2014
Dividend yield	6.2%	4.7%	5.0%
Expected volatility	19.1%	17.8%	21.5%
Expected lives	2.9 years	2.8 years	2.8 years
Risk-free interest rate	0.91%	0.98%	0.63%

Stock Option Activity

The following tables summarize our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding December 31, 2013	516,674	$59.20
Options granted under 2012 Plan	400,000	$61.31
Options exercised under 2005 Plan	(26,670)	$47.52
Options exercised under 2012 Plan	(3,333)	$61.31
Options forfeited under 2005 Plan	(15,000)	$64.49
Outstanding December 31, 2014	871,671	$60.43
Options granted under 2005 Plan	20,000	$72.11
Options granted under 2012 Plan	450,000	$72.11
Options exercised under 2005 Plan	(66,670)	$46.87
Options exercised under 2012 Plan	(421,657)	$63.03
Options canceled under 2012 Plan	(111,668)	$71.95
Outstanding December 31, 2015	741,676	$65.84
Options granted under 2012 Plan	470,000	$60.78
Options exercised under 2005 Plan	(61,666)	$52.36
Options exercised under 2012 Plan	(608,331)	$65.18
Outstanding December 31, 2016	541,679	$63.73	3.44	$5,657,000

Exercisable December 31, 2016	188,331	$63.56	2.61	$1,998,000

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/21/2012	15,000	$47.52	0.14
2/25/2013	15,000	$64.49	1.15
2/25/2014	65,000	$61.31	2.15
2/20/2015	150,007	$72.11	3.14
2/22/2016	270,005	$60.52	4.15
3/8/2016	26,667	$63.63	4.19
Outstanding December 31, 2016	541,679

The weighted average remaining contractual life of all options outstanding at December 31, 2016 is 3.4 years. Including outstanding stock options, our stockholders have authorized an additional 1,988,347 shares of common stock that may be issued under the share-based payments plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2015	265,013	$4.98
Options granted under 2012 Plan	470,000	$3.65
Options vested under 2012 Plan	(374,999)	$4.48
Options vested under 2005 Plan	(6,666)	$4.91
Non-vested December 31, 2016	353,348	$3.99

At December 31, 2016, we had $399,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2017 - $360,000 and 2018 - $39,000. Stock-based compensation is included in general and administrative expense in the Consolidated Statements of Income.

The intrinsic value of the total options exercised for the years ended December 31, 2016, 2015 and 2014 was $4,730,000 or $7.06 per share; $5,551,000 or $12.69 per share, and $465,000 or $15.51 per share, respectively.

NOTE 10. EARNINGS AND DIVIDENDS PER COMMON SHARE

The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assume the exercise of stock options and vesting of restricted shares using the treasury stock method, to the extent dilutive. Dilution resulting from the conversion option within our convertible debt is determined by computing an average of incremental shares included in each quarterly diluted EPS computation. If NHI’s current share price increases above the adjusted conversion price, further dilution will be attributable to the conversion feature.

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common stockholders	$151,540	$148,862	$101,609

BASIC:
Weighted average common shares outstanding	39,013,412	37,604,594	33,375,966

DILUTED:
Weighted average common shares outstanding	39,013,412	37,604,594	33,375,966
Stock options and restricted shares	52,497	34,842	40,048
Convertible senior notes - unsecured	89,471	4,735	—
Average dilutive common shares outstanding	39,155,380	37,644,171	33,416,014

Net income per common share - basic	$3.88	$3.96	$3.04
Net income per common share - diluted	$3.87	$3.95	$3.04

Net share effect of anti-dilutive stock options	6,366	51,603	13,831

Regular dividends declared per common share	$3.60	$3.40	$3.08

NOTE 11. INCOME TAXES

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code (the “Code”). We have elected that our subsidiary established on September 30, 2012 in connection with the Bickford arrangement (which previously held our ownership interest in an operating company) be taxed as a taxable REIT subsidiary (“TRS”) under provisions of the Code. The TRS is subject to federal and state income taxes like those applicable to regular corporations. As discussed in

Note 2, we terminated our participation in the joint venture resident in our TRS on September 30, 2016. Aside from such income taxes which have been applicable to any taxable income in the TRS, we will not be subject to federal income tax provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of 90% of our taxable income.

Per share dividend payments to common stockholders for the last three years are characterized for tax purposes as follows:

(Unaudited)	2016	2015	2014
Ordinary income	$2.67863	$2.62808	$2.5355
Capital gain	0.92137	0.69110	—
Return of capital	—	0.08082	0.54452
Dividends paid per common share	$3.60	$3.40	$3.08

Our consolidated provision for state and federal income tax expense (benefit) for the years ended 2016, 2015, and 2014 was $854,000, $(583,000), and $118,000, respectively. For the years ended December 31, 2015 and 2014, we had no material deferred state or federal income tax. For 2016, we recognized $707,000 of deferred federal and state taxes and $42,000 of current tax expense. Of the deferred tax expense recognized, $462,000 related to a full valuation allowance applied to remaining unused federal and state net operating loss carry-forwards on our Taxable REIT Subsidiary.

All of our income tax expense for 2015 and 2014 relates to a franchise tax levied by the state of Texas that has attributes of an income tax. For 2015, we recorded a Federal income tax benefit of $(707,000) related to losses in our operating subsidiary, offset primarily by Texas Franchise taxes of $124,000 resulting in the net income tax benefit disclosed above of $(583,000). Our state income taxes described above are combined in franchise, excise and other taxes in our Consolidated Statements of Income. Income taxes related to the equity interest in the unconsolidated operating company whose interest is owned by our TRS are included in our Consolidated Statements of Income under the caption Income tax benefit (expense) of taxable REIT subsidiary.

We made state income tax payments of $30,000, $122,000,and $139,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	December 31, 2016	December 31, 2015
Level 1
Common stock of other healthcare REITs	Marketable securities	$11,745	$55,815
Debt securities	Marketable securities	$—	$16,929

Level 2
Interest rate swap liability	Accrued expenses	$4,279	$6,730

Carrying values and fair values of financial instruments that are not carried at fair value at December 31, 2016 and 2015 in the Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2016	2015	2016	2015
Level 2
Variable rate debt	$404,828	$279,745	$408,000	$284,000
Fixed rate debt	$711,153	$634,698	$706,332	$641,066

Level 3
Mortgage and other notes receivable	$133,493	$133,714	$133,229	$141,408

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their carrying value at December 31, 2016 and 2015, due to the predominance of floating interest rates, which generally reflect market conditions.

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

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except share and per share amounts).

2016	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$59,018	$61,204	$63,251	$65,027
Investment and other gains	1,665	26,415	1,657	6,175

Net income attributable to common stockholders	$32,725	$44,595	$33,032	$41,188

Weighted average common shares outstanding:
Basic	38,401,647	38,520,221	39,283,919	39,847,860
Diluted	38,414,791	38,561,384	39,651,900	39,993,445

Earnings per common share:
Net income attributable to common stockholders - basic	$.85	$1.16	$.84	$1.03
Net income attributable to common stockholders - diluted	$.85	$1.16	$.83	$1.03

2015	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$55,751	$56,313	$58,282	$58,642
Investment and other gains	—	—	1,126	23,529

Net income attributable to common stockholders	$29,683	$31,182	$33,600	$54,397

Weighted average common shares outstanding:
Basic	37,558,067	37,566,221	37,566,221	37,727,868
Diluted	37,645,265	37,607,117	37,583,141	37,741,162

Earnings per common share:
Net income attributable to common stockholders - basic	$.79	$.83	$.89	$1.44
Net income attributable to common stockholders - diluted	$.79	$.83	$.89	$1.44

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a principles-based approach for a broad range of revenue generating transactions, including the sale of real estate, which will generally require more estimates and more judgment and more disclosures than under current guidance. Because this ASU specifically excludes lease contracts from its scope, its application is not expected to impact our recognition of rental income on a straight-line basis. In August 2015 the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is now effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company plans on adopting this standard using the full retrospective adoption method on January 1, 2018. The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the Company does not expect the adoption of this standard to have a material impact on the Company’s rental income. The Company is continuing to evaluate the impact on other revenue sources.

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

Because we have recently disposed of our only equity-method investment, because as a REIT we are generally exempt from federal taxation under provisions of the Internal Revenue Code, and because other provisions of the ASU 2016-01 primarily concern matters of disclosure, only, we expect the most significant effect on NHI of adopting ASU 2016-01 to be the mandate that marketable equity investments be measured at fair value with changes in fair value recognized in net income. The effect of our eventual adoption of ASU 2016-01 in 2018 will be dependent on levels of investment in other publicly traded REITs that NHI continues to have at that time. Currently we hold investments in equity securities of $11,745,000 with unrealized fair value subject to reclassification from other comprehensive income of $10,065,000.

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, are an improvement to existing standards in eliminating the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP we generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Because we are likely to continue to invest in loans, adoption of ASU 2016-13 in 2020 will have some effect on our accounting for these investments, though the nature of those effects will depend on the composition of our loan portfolio at that time; accordingly, we are evaluating the extent of the effects, if any, that adopting the provisions of ASU 2016-13 in 2020 will have on NHI.

In January 2017 the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 will narrow the definition of a business in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. Currently the definition of outputs contributes to broad interpretations of the definition of a business. Additionally, the Standard provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases. For most of NHI’s acquisitions of investment property, this screen would be met and, therefore, not meet the definition of a business. ASU 2017-01 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. Early application of this standard is generally allowed for acquisitions acquired after the standard was issued but before the acquisition has been reflected in financial statements. We will adopt the provisions of ASU 2017-01 in the first quarter of 2017 and anticipate no material effect on our consolidated financial statements from its adoption.

NOTE 16. SUBSEQUENT EVENT

In January 2017, we finalized and began funding a new loan commitment to Bickford. Initial funding on January 17, 2017, was $1,800,000 toward a maximum of $14,000,000 for the project. The agreement conveys a mortgage interest and will facilitate construction of an assisted living facility in Shelby, Michigan. The construction loan bears interest at 9% and conveys a purchase option to NHI, exercisable upon stabilization, as defined. Upon exercise of the purchase option, rent will be reset based on NHI's total investment, with a floor of 9.55%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2016.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

We have audited National Health Investors, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Health Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Health Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Investors, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 16, 2017

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. Additionally, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2016, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference from the information in our definitive proxy statement for the 2017 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2017 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2017 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the information in our definitive proxy statement for the 2017 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2017 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

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

NATIONAL HEALTH INVESTORS, INC.

BY:/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
Date: February 16, 2017	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Eric Mendelsohn	President and Chief Executive Officer	February 16, 2017
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 16, 2017
Roger R. Hopkins	(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 16, 2017
W. Andrew Adams

/s/ James R. Jobe	Director	February 16, 2017
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 16, 2017
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 16, 2017
Robert T. Webb

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Exhibit No.	Description	Page No. or Location
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863
3.2	Amendment to Articles of Incorporation dated as of May 1, 2009	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009
3.3	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014	Incorporated by reference to Exhibit 3.3 to Form 10-Q dated August 4, 2014
3.4	Restated Bylaws as amended November 5, 2012	Incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013
3.5	Amendment No. 1 to Restated Bylaws dated February 14, 2014	Incorporated by reference to Exhibit 3.4 to Form 10-K filed February 14, 2014
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863
4.2	Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K dated March 31, 2014
4.3
First Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to Exhibit 4.2 to Form 8-K dated March 31, 2014
10.1	Material Contracts	Incorporated by reference to Exhibits 10.1 thru 10.9 to Form S-4 Registration Statement No. 33-41863
10.2	Amendment No. 5 to the Company’s Master Agreement to Lease with NHC	Incorporated by reference to Exhibit 10.2 to Form 10-K dated March 10, 2006
10.3	Amendment No. 6 to the Company’s Master Agreement to Lease with NHC	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2013
10.4	Amended and Restated Amendment No. 6 to the Company’s Master Agreement to Lease with NHC.	Incorporated by reference to Exhibit 10.4 to Form 10-K filed February 14, 2014
*10.5	2005 Stock Option Plan	Incorporated by reference to Exhibit 4.10 to the Company’s registration statement on Form S-8 filed August 4, 2005
*10.6	2012 Stock Option Plan	Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed March 23, 2012
*10.7	First Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan	Incorporated by reference to Appendix A to the Company’s Proxy Statement filed March 17, 2006
*10.8	Second Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan	Incorporated by reference to Exhibit B to the Company’s Proxy Statement filed March 23, 2009
10.9	Excepted Holder Agreement - W. Andrew Adams	Incorporated by reference to Exhibit 10.6 to Form 10-K dated February 24, 2009
10.10
Excepted Holder Agreement between the Company and Andrea Adams Brown with Schedule A identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement.
Incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 3, 2010
10.11	Agreement with Care Foundation of America, Inc.	Incorporated by reference to Exhibit 10.11 to Form 10-K dated February 22, 2010

10.12
Contract to Acquire Properties dated October 31, 2011 by and between National Health Investors, Inc. and Firehole River Real Estate Holdings - Greenville, Ltd., Firehole River Real Estate Holdings - West Houston, Ltd., Legend Oaks - Ennis, LLC, Legend Greenville Healthcare, LLC, Legend Oaks - West Houston, LLC and Legend Oaks - North Houston, LLC
Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 7, 2011
10.13	Extension of Master Agreement to Lease dated December 28, 2012.	Incorporated by reference to Exhibit 10.22 to Form 10-K dated February 15, 2013
10.14	Membership Interest Purchase Agreement dated as of June 24, 3013 among Care Investment Trust Inc., Care YBE Subsidiary LLC and NHI-Bickford RE, LLC	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 5, 2013
10.15
Master Lease dated as of December 23, 2013 between NHI- REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and NH Master Tenant LLC, as Tenant.
Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 23, 2013
10.16
Guarantee of Lease Agreement dated as of December 23, 2013 between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and Holiday AL Holdings, LP as Guarantor.
Incorporated by reference to Exhibit 10.3 to Form 8-K dated December 23, 2013
10.17	Purchase Agreement dated as of November 18, 2013 between the Registrant and certain subsidiaries of Holiday Acquisition Holdings LLC.	Incorporated by reference to Exhibit 10.31 to Form 10-K filed February 14, 2014
10.18	Amendment No. 7 to Master Agreement to Lease with NHC	Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 14, 2014
10.19
Third Amended And Restated Credit Agreement dated as of March 27, 2014, by and among National Health Investors, Inc., each Lender From time to time party thereto, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent, the Swing Line Lender and the Issuing Bank.
Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 31, 2014
*10.20	Amended and Restated Employment Agreement effective as of February 14, 2014 by and between National Health Investors, Inc. and Justin Hutchens.	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 5, 2014
10.21	Asset Purchase Agreement dated December 1, 2014 with Senior Living Communities, LLC and certain of its affiliates, relating to the acquisition of a portfolio of eight retirement communities.	Incorporated by reference to Exhibit 10.31 to Form 10-K filed February 17, 2015
10.22	$225 million Note Purchase Agreement dated January 13, 2015 with Prudential Capital Group and certain of its affiliates.	Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 17, 2015
*10.23	First amendment to 2012 Stock Incentive Plan.	Incorporated by reference to Appendix A to Proxy Statement filed March 20, 2015.
10.24	Master Credit Agreement dated February 10, 2015 between the Company and LCS-Westminster Partnership	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated May 7, 2015
10.25
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
10.26
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

10.27
First Amendment to Third Amended and Restated Credit Agreement and Incremental Facility Agreement dated as of January 13, 2015 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
Filed herewith
10.28
Second Amendment to Third Amended and Restated Credit Agreement and Incremental Facility Agreement dated as of March 20, 2015 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
Filed herewith
10.29
Third Amendment to Third Amended and Restated Credit Agreement and Incremental Facility Agreement dated as of June 30, 2015 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 5, 2015
10.30	Amendment to Note Purchase Agreement dated as of June 30, 2015 among the Corporation, The Prudential Insurance Company of America and the other Purchasers named therein	Incorporated by reference to Exhibit 10.2 to Form 10-Q dated August 5, 2015
*10.31	Employment Agreement dated as of October 5, 2015 by and between National Health Investors, Inc. and D. Eric Mendelsohn	Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2015
10.32	$50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender.	Incorporated by reference to Exhibit 10.40 to Form 10-K filed February 18, 2016
10.33
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
Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 6, 2016
10.34	NHI PropCo, LLC Membership Interest Purchase Agreement	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2016
10.35	$75,000,000 of 8-year notes with a coupon of 3.93% issued to a private placement lender	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2016
10.36
Fourth Amendment to Third Amended and Restated Credit Agreement and Incremental Facility Agreement dated as of November 3, 2015 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
Filed herewith
10.37
Fifth Amendment to Third Amended and Restated Credit Agreement and Incremental Facility Agreement dated as of August 12, 2016 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
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