Form 10-K/A
NATIONAL HEALTH INVESTORS INC
filed 2017-02-22
CIK 877860

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2016 (based on the closing price of these shares on the New York Stock Exchange) was approximately$2,819,841,000. There were 39,847,860 shares of the registrant’s common stock outstanding as of February 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is filed by National Health Investors, Inc. ("NHI" or the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). The purpose of the Amendment is to amend Part IV, Item 15 of the 2016 Form 10-K. No other items of the 2016 Form 10-K are amended in this Form 10-K/A.

PART IV

ITEM 15.  Exhibits, Financial Statements and Financial Statement Schedules

Item 15 has been amended to include the audited financial statements of Senior Living Communities, LLC. Senior Living Communities, LLC is a significant lessee to NHI and, as of December 31, 2016, leases more than 20% of our assets.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications by the Principal Executive Officer and Principal Financial Officer are filed as exhibits to the Amendment in Part IV, Item 15.

We make no attempt in this filing to update matters in the 2016 Form 10-K for any other activities or events occurring after the original filing date; neither do we change any previously reported financial results of operations or any disclosures contained in that document except to the extent expressly provided herein.

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

23.2	Consent of Moyer, Smith & Roller, P.A.	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer	Filed Herewith
32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer	Filed Herewith
99.1	Senior Living Communities, LLC and Subsidiaries Financial Statements as of December 31, 2016 and 2015 and for the three years ended December 31, 2014.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

By: /s/Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
Date: February 21, 2017	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.