Form 10-Q
period 2017-03-31
NATIONAL HEALTH INVESTORS INC
filed 2017-05-09
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

There were 40,983,344 shares of common stock outstanding of the registrant as of May 5, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets:
Real estate properties:
Land	$182,923	$172,003
Buildings and improvements	2,396,383	2,285,122
Construction in progress	18,018	15,729
	2,597,324	2,472,854
Less accumulated depreciation	(329,173)	(313,080)
Real estate properties, net	2,268,151	2,159,774
Mortgage and other notes receivable, net	150,098	133,493
Cash and cash equivalents	5,685	4,832
Straight-line rent receivable	77,024	72,518
Other assets	15,021	33,016
Total Assets	$2,515,979	$2,403,633

Liabilities and Equity:
Debt	$1,145,691	$1,115,981
Accounts payable and accrued expenses	21,599	20,874
Dividends payable	38,930	35,863
Lease deposit liabilities	22,475	21,325
Total Liabilities	1,228,695	1,194,043

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
40,978,934 and 39,847,860 shares issued and outstanding, respectively	410	398
Capital in excess of par value	1,254,780	1,173,588
Cumulative net income in excess of dividends	35,173	29,873
Accumulated other comprehensive (loss) income	(3,079)	5,731
Total Stockholders' Equity	1,287,284	1,209,590
Total Liabilities and Equity	$2,515,979	$2,403,633

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2016 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Revenues:
Rental income	$63,137	$55,074
Interest income from mortgage and other notes	3,089	3,160
Investment income and other	162	784
	66,388	59,018
Expenses:
Depreciation	16,154	13,733
Interest, including amortization of debt discount and issuance costs	11,661	10,262
Legal	56	126
Franchise, excise and other taxes	267	283
General and administrative	4,108	2,929
	32,246	27,333

Income before equity-method investee, TRS tax benefit, investment and
other gains and noncontrolling interest	34,142	31,685
Loss from equity-method investee	—	(402)
Income tax benefit attributable to taxable REIT subsidiary	—	161
Investment and other gains	10,088	1,665
Net income	44,230	33,109
Less: net income attributable to noncontrolling interest	—	(384)
Net income attributable to common stockholders	$44,230	$32,725

Weighted average common shares outstanding:
Basic	39,953,804	38,401,647
Diluted	40,108,762	38,414,791

Earnings per common share:
Net income attributable to common stockholders - basic	$1.11	$.85
Net income attributable to common stockholders - diluted	$1.10	$.85

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Net income	$44,230	$33,109
Other comprehensive income (loss):
Change in unrealized gains on securities	(26)	2,825
Reclassification for amounts recognized in investment and other gains	(10,038)	—
Increase (decrease) in fair value of cash flow hedge	465	(5,480)
Reclassification for amounts recognized as interest expense	789	1,013
Total other comprehensive loss	(8,810)	(1,642)
Comprehensive income	35,420	31,467
Less: comprehensive income attributable to noncontrolling interest	—	(384)
Comprehensive income attributable to common stockholders	$35,420	$31,083

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net income	$44,230	$33,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,154	13,733
Amortization	1,337	885
Straight-line rental income	(5,755)	(5,286)
Non-cash interest income on construction loans	(271)	(150)
Gain on sale of real estate	(50)	(1,654)
Gain on sale of marketable securities	(10,038)	(11)
Non-cash share-based compensation	1,523	979
Amortization of commitment fees and note receivable discounts	(104)	(68)
Loss from equity-method investee	—	402
Change in operating assets and liabilities:
Other assets	(657)	110
Accounts payable, accrued expenses and other liabilities	2,306	(752)
Net cash provided by operating activities	48,675	41,297

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(28,338)	(20,774)
Collections of mortgage and other notes receivable	12,109	3,985
Investments in real estate	(118,011)	(9,463)
Investments in real estate development	(3,842)	(7,640)
Investments in renovations of existing real estate	(994)	(453)
Proceeds from disposition of real estate properties	450	3,000
Proceeds from marketable securities	18,182	17,049
Net cash used in investing activities	(120,444)	(14,296)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	29,000	22,000
Payments on term loans	(196)	(189)
Taxes remitted in relation to employee stock options exercised	(116)	(218)
Proceeds from issuance of common shares, net	79,797	—
Distributions to noncontrolling interest	—	(435)
Dividends paid to stockholders	(35,863)	(32,637)
Net cash provided by (used in) financing activities	72,622	(11,479)

Increase in cash and cash equivalents	853	15,522
Cash and cash equivalents, beginning of period	4,832	13,286
Cash and cash equivalents, end of period	$5,685	$28,808

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$9,164	$7,678
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to investments in real estate development	$824	$450
Tenant investment in leased asset	$1,250	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balances at December 31, 2016	39,847,860	$398	$1,173,588	$29,873	$5,731	$1,209,590
Total comprehensive income	—	—	—	44,230	(8,810)	35,420
Issuance of common stock, net	1,123,184	12	79,785	—	—	79,797
Shares issued on stock options exercised, net of shares withheld	7,890	—	—	—	—	—
Taxes remitted on employee stock options exercised	—	—	(116)	—	—	(116)
Share-based compensation	—	—	1,523	—	—	1,523
Dividends declared, $0.95 per common share	—	—	—	(38,930)	—	(38,930)
Balances at March 31, 2017	40,978,934	$410	$1,254,780	$35,173	$(3,079)	$1,287,284

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., (“NHI” or the “Company”) believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments that are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2016 consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2016 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

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

At March 31, 2017, we held an interest in eight unconsolidated VIEs and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Classification	Carrying Amount	Maximum Exposure to Loss	Sources of Exposure
2012	Bickford Senior Living	Notes and straight-line receivable	$10,509,000	$32,881,000	Notes 2, 3
2012	Sycamore Street	N/A	$—	$1,930,000	Note 3
2014	Senior Living Communities	Notes and straight-line receivable	$35,013,000	$46,864,000	Note 3
2014	Life Care Services affiliate	Notes receivable	$75,469,000	$84,573,000	Note 3
2015	East Lake Capital Mgmt.	Straight-line receivable	$2,058,000	$2,058,000	Note 2
2016	The Ensign Group developer	N/A	$—	$—	Note 2
2016	Senior Living Management	Notes and straight-line receivable	$25,693,000	$25,804,000	Note 3
2017	Ravn Senior Solutions	Straight-line receivable	$30,000	$30,000	Note 2

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

Equity-Method Investment - Through September 30, 2016, we reported our TRS’ investment in an unconsolidated entity, over whose operating and financial policies we had the ability to exercise significant influence but not control, under the equity method of accounting. Under this accounting method, our pro rata share of the entity’s earnings or losses was included in our Condensed Consolidated Statements of Income. Additionally, we adjusted our investment carrying amount to reflect our share of changes in the equity-method investee’s capital resulting from its capital transactions.

Noncontrolling Interest - We have excluded net income attributable to the noncontrolling interest from net income attributable to common shareholders in our Condensed Consolidated Statement of Income for the three months ended March 31, 2016. As of and for the three months ended March 31, 2017, we did not hold any noncontrolling interests.

Reclassifications - We have reclassified certain balances where necessary to conform the presentation of prior periods to the current period. We have combined our investment in marketable securities into other assets in our Condensed Consolidated Balance Sheets.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

New Accounting Pronouncements - For a review of recent accounting pronouncements pertinent to our operations and management’s judgment as to the impact that the eventual adoption of these pronouncements will have on our financial position and results of operation, see Note 11.

NOTE 2. REAL ESTATE

As of March 31, 2017, we owned 206 health care real estate properties located in 32 states and consisting of 133 senior housing communities, 68 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $1,267,000) consisted of properties with an original cost of approximately $2,596,057,000, rented under triple-net leases to 29 lessees.

During the three months ended March 31, 2017, we made investments related to real estate as described below (dollars in thousands):

Operator	Properties	Asset Class	Amount
The LaSalle Group	5	SHO	$61,865
Prestige Care	1	SHO	26,200
Ravn Senior Solutions	2	SHO	16,100
The Ensign Group	1	SNF	15,096
			$119,261

Ravn Senior Solutions

On February 21, 2017, we acquired two assisted living/memory-care facilities totaling 86 units in Hendersonville, North Carolina, for $16,100,000 in cash, inclusive of $100,000 in closing costs and the funding of $207,000 in specified capital improvements. We leased the facilities to Ravn Senior Solutions (“RSS”) for an initial lease term of 15 years plus renewal options. The initial annual lease rate is 7.35%, subject to fixed annual escalators.

In addition, we have committed to RSS certain earnout payments contingent on reaching and maintaining certain performance metrics. As earned, the earnout payments, totaling $1,500,000, would be due in installments of up to $1,000,000 for performance measured as of December 31, 2018, with any subsequently earned cumulative unpaid amounts to be measured and due as earned for the periods ending December 31, 2019 and/or 2020. Upon funding, contingent payments earned will be added to the lease base. The acquisition was accounted for as an asset purchase.

RSS’s relationship to NHI consists of its leasehold interests and purchase options and is considered a variable interest, analogous to a financing arrangement. RSS is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE. Additionally, the master lease conveys to NHI an option to purchase a third facility currently operated by RSS.

Prestige

On March 10, 2017, we acquired a 102-unit assisted living community in Portland, Oregon for $26,200,000, inclusive of closing costs of $112,000. We leased the facility to Prestige Care (“Prestige”) under our existing master lease, which has a remaining lease term of 12 years plus renewal options. The lease provides for an initial annual lease rate of 7% plus annual escalators of 3.5% in years two through four and 2.5% thereafter. The acquisition was accounted for as an asset purchase.

In addition, we have committed to Prestige certain earnout payments contingent on reaching and maintaining specified performance metrics. If earned, the earnout payments, totaling $1,000,000, would be due in installments of up to $1,000,000 for performance measured as of December 31, 2017, with any subsequently earned cumulative unpaid amounts to be measured and due as earned for the period ending December 31, 2018. Upon funding, contingent payments earned will be added to the lease base.

The LaSalle Group

On March 16, 2017, we acquired five memory care communities totaling 223 units in Texas and Illinois for $61,800,000 in cash plus closing costs of $65,000. We leased the facility to The LaSalle Group (“LaSalle”) for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7% plus annual escalators of 3.5% in years two through three and 2.5% thereafter.

In addition, we have committed to LaSalle certain earnout payments contingent on reaching and maintaining certain performance metrics. As earned, the earnout payments, totaling $5,000,000, would be due in installments of up to $2,500,000 for performance measured as of December 31, 2018, with any subsequently earned cumulative unpaid amounts to be measured and due as earned for the trailing periods ending December 31, 2019 and/or 2020. Upon funding, contingent payments earned will be added to the lease base. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

The Ensign Group

On March 24, 2017, we acquired from a developer a 126-bed skilled nursing facility in New Braunfels, Texas for a cash investment of $13,846,000 plus $1,250,000 contributed by the lessee, The Ensign Group (“Ensign”). The facility will be included under our existing master lease for the remaining lease term of 14 years plus renewal options. The initial lease rate is set at 8.35% subject to annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase.

With the acquisition of the New Braunfels property, NHI has a continuing commitment to purchase, from the developer, three new skilled nursing facilities in Texas for $42,000,000 which are under construction and, upon completion, are to be leased to Legend Healthcare and subleased to Ensign. The fixed-price nature of the commitment creates a variable interest for NHI in the developer, whom NHI considers to lack sufficient equity to finance its operations without recourse to additional subordinated debt. The presence of these conditions causes the developer to be considered a VIE.

Significant Customers

Bickford

As of March 31, 2017, our Bickford Senior Living (“Bickford”) lease portfolio consists of 42 facilities, two of which are under construction and expected to open in the second and third quarters of 2017. Newly-constructed facilities have an annual lease rate of 9% at completion, after six months of free rent. NHI has a right to future Bickford acquisitions, development projects and refinancing transactions. Of these facilities, 35 were operated as a joint venture until September 30, 2016, when NHI and Sycamore, an affiliate of Bickford , entered into a definitive agreement terminating the joint venture and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary (“PropCo”). The facilities were leased to an operating company (“OpCo”), in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture was structured to comply with the provisions of RIDEA.

Of our total revenues, $9,373,000 (14%) and $6,307,000 (11%) were recognized as rental income from Bickford for the three months ended March 31, 2017 and 2016, including $910,000 and $(64,000) in straight-line rent income (expense), respectively.

Holiday

As of March 31, 2017, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The master lease term of 17 years began in December 2013 and provides for an escalator of 4.5% in 2017 and a minimum of 3.5% each year thereafter.

Of our total revenues, $10,954,000 (17%) and $10,954,000 (19%) were derived from Holiday for the three months ended March 31, 2017 and 2016, including $1,849,000 and $2,241,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of March 31, 2017, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC).

These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

The 1991 lease has been amended to extend the lease expiration to December 31, 2026. There are two additional 5-year renewal options, each at fair rental value of such leased property as negotiated between the parties and determined without including the value attributable to any improvements to the leased property voluntarily made by NHC at its expense. Under the terms of the lease, the base annual rental is $30,750,000 and rent escalates by 4% of the increase, if any, in each facility’s revenue over a 2007 base year. The 2013 lease provides for a base annual rental of $3,450,000 and has a lease expiration of August 2028. Under the terms of the 2013 lease, rent escalates 4% of the increase, if any, in each facility’s revenue over the 2014 base year. For both the 1991 lease and the 2013 lease, we refer to this additional rent component as “percentage rent.” During the last three years of the 2013 lease, NHC will have the option to purchase the facilities for $49,000,000.

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Current year	$782	$733
Prior year final certification[1]	194	547
Total percentage rent income	$976	$1,280
1 For purposes of the percentage rent calculation described in the master lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,513,000 (14%) and $9,817,000 (17%) were derived from NHC for the three months ended March 31, 2017 and 2016, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of March 31, 2017, NHC owned 1,630,462 shares of our common stock.

Senior Living Communities

As of March 31, 2017, we now lease nine retirement communities totaling 1,970 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 4% in 2018 and 3% thereafter.

Of our total revenue, $11,431,000 (17%) and $9,855,000 (17%) in lease revenues were derived from Senior Living for the three months ended March 31, 2017 and 2016, including $1,746,000 and $1,795,000, respectively, in straight-line rent.

Disposition of Assets

On March 22, 2016, we sold a skilled nursing facility in Idaho for cash consideration of $3,000,000. The carrying value of the facility was $1,346,000, and we recorded a gain of $1,654,000. For the three months ended March 31, 2016, lease income from the property was $73,000.

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At March 31, 2017, we had net investments in mortgage notes receivable with a net carrying value of $102,662,000, secured by real estate and UCC liens on the personal property of 9 facilities, and other notes receivable with a carrying value of $47,436,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at March 31, 2017 or December 31, 2016.

Bickford

At March 31, 2017, our construction loans to Bickford are summarized as follows:

	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	(3,724,000)	Illinois
January 2017	9%	5 years	14,000,000	(1,905,000)	Michigan
			$28,000,000	(5,629,000)

The promissory notes are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a purchase option on the properties at stabilization, whereby annual rent will be set with a floor of 9.55%, based on NHI’s total investment, plus fixed annual escalators.

Our loans to Bickford represent a variable interest as do our leases, which are considered to be analogous to financing arrangements. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

Timber Ridge

In February 2015, we entered into an agreement to lend up to $154,500,000 to LCS-Westminster Partnership III LLP (“LCS-WP”), an affiliate of Life Care Services (“LCS”) . The loan agreement conveys a mortgage interest and facilitated the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in Issaquah, WA managed by LCS. Our loan to LCS-WP represents a variable interest. As an affiliate of a larger company, LCS-WP is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE.

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $51,871,000 of Note A as of March 31, 2017. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note (“Note B”) is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully drawn during 2016. We began receiving repayment with new resident entrance fees upon the opening of Phase II during the fourth quarter of 2016. Repayment of Note B amounted to $69,927,000 as of March 31, 2017, plus an additional $2,549,000 through May 1, 2017.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined.

Senior Living Communities

In connection with the acquisition in December 2014 of the properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $3,261,000 at March 31, 2017, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 2.40% at March 31, 2017, plus 6%.

In March 2016, we extended two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans are fully drawn at March 31, 2017, and provide NHI with a purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest as does our lease, which is considered to be analogous to a financing arrangement. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell the facilities. The loans were fully funded as of March 31, 2017.

Our loans to SLM represent a variable interest as do our leases, which are analogous to financing arrangements. SLM is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE.

NOTE 4. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable and other assets	2,703	9,017
Regulatory deposits	8,208	8,208
Reserves for replacement, insurance and tax escrows	4,110	4,046
Marketable securities (Note 7)	—	11,745
	$15,021	$33,016

Reserves for replacement and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Convertible senior notes - unsecured (net of discount of $4,423 and $4,717)	$195,577	$195,283
Revolving credit facility - unsecured	187,000	158,000
Bank term loans - unsecured	250,000	250,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,466 and $1,487)	44,179	44,354
Fannie Mae term loans - secured, non-recourse	78,084	78,084
Unamortized loan costs	(9,149)	(9,740)
	$1,145,691	$1,115,981

Aggregate principal maturities of debt as of March 31, 2017 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended March 31,
2018	$801
2019	828
2020	856
2021	437,885
2022	200,916
Thereafter	519,443
1,160,729
Less: discount	(5,889)
Less: unamortized loan costs	(9,149)
$1,145,691

As amended in June 2015, our $800,000,000 senior unsecured credit facility with a group of banks provides for: (1) revolving credit of $550,000,000 maturing in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over LIBOR (98 bps at March 31, 2017); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR; and (3) two existing term loans which remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At March 31, 2017, we had $363,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s board of directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI's local banking transactions are conducted primarily through Pinnacle Bank.

Our unsecured private placement term loans are summarized below:

Amount	Inception	Maturity	Fixed Rate

$125,000,000	January 2015	January 2023	3.99%
50,000,000	November 2015	November 2023	3.99%
75,000,000	September 2016	September 2024	3.93%
50,000,000	November 2015	November 2025	4.33%
100,000,000	January 2015	January 2027	4.51%
$400,000,000

Terms and conditions of above term loans are similar to those under our bank credit facility with the exception of provisions regarding prepayment premiums.

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. Proceeds were used to reduce borrowings on NHI’s unsecured bank credit facility. The notes are secured by facilities having a net book value of $110,252,000 at March 31, 2017, that were previously pledged as security on Fannie Mae term debt retired in December 2014.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”). Interest is payable April 1st and October 1st of each year. As adjusted for terms of the indenture, the Notes are convertible at a conversion rate of 14.13 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $70.75 per share for a total of approximately 2,826,680 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because we have the ability and intent to settle the convertible securities in cash upon exercise, we use the treasury stock method to account for potential dilution. For the three months ended March 31, 2017, dilution resulting from the conversion option within our convertible debt is 98,048 shares. If NHI’s current share price increases above the adjusted $70.75 conversion price, further dilution will be attributable to the conversion feature. On March 31, 2017, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $5,302,000.

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

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at March 31, 2017, was $3,003,000.

Our HUD mortgage loans are secured by ten properties leased to Bickford and having a net book value of $53,882,000 at March 31, 2017. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,063,000 and a net book value of $7,598,000, which approximates fair value.

The following table summarizes interest expense (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Interest expense at contractual rates	$10,822	$9,515
Capitalized interest	(67)	(121)
Amortization of debt issuance costs and debt discount	906	868
Total interest expense	$11,661	$10,262

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of March 31, 2017 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(43)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(1,061)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(1,919)

See Note 10 for fair value disclosures about our variable and fixed rate debt and interest rate swap agreements.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(51,871,000)	$8,129,000
Bickford Senior Living	SHO	Construction	28,000,000	(5,629,000)	22,371,000
Senior Living Communities	SHO	Revolving Credit	29,000,000	(17,261,000)	11,739,000
			$117,000,000	$(74,761,000)	$42,239,000

See Note 3 for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2017. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2017.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(14,000,000)	$42,000,000
Bickford Senior Living	SHO	Construction	56,500,000	(53,676,000)	2,824,000
Chancellor Health Care	SHO	Construction	650,000	(52,000)	598,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(4,016,000)	5,984,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	—	2,400,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Woodland Village	SHO	Renovation	350,000	(227,000)	123,000
			$129,800,000	$(74,592,000)	$55,208,000

We remain obligated to purchase, from a developer, three new skilled nursing facilities in Texas for $42,000,000 which are leased to Legend and subleased to Ensign. The three facilities are under construction by the developer.

We are committed to develop five senior housing facilities in Illinois and Virginia managed and leased by Bickford, each consisting of 60 private-pay assisted living and memory care units. Total costs funded includes land and development costs incurred on the project as of March 31, 2017. One facility opened in July 2016, two opened in October 2016, one opened in April 2017 and one is planned to open in the third quarter of 2017.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
East Lake Capital Management	SHO	Lease Inducement	$8,000,000	$—	$8,000,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	1,930,000	—	1,930,000
Ravn Senior Solutions	SHO	Earnout	1,500,000	—	1,500,000
Prestige Care	SHO	Earnout	1,000,000	—	1,000,000
The LaSalle Group	SHO	Earnout	5,000,000	—	5,000,000
			$17,430,000	$—	$17,430,000

See Note 2 for a description of earnouts contingently payable to RSS, LaSalle and Prestige.

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics, which have been assessed as not probable of payment and which we have not recorded on our balance sheet as of March 31, 2017. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our balance sheet within accounts payable and accrued expenses.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo (see Note 2). At March 31, 2017, our commitment on the letter of credit totaled $1,930,000. As of March 31, 2017, our direct support of Sycamore is limited to our guarantee on the letter of credit established for their benefit. Sycamore, as an affiliate company of Bickford, is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

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

NOTE 7. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Gains on sales of real estate	$50	$1,654
Gains on sales of marketable securities	10,038	11
	$10,088	$1,665

In January and February 2017, we recognized gains of $10,038,000 on sales totaling $11,718,000 of marketable securities with a carrying value of $11,745,000 and an adjusted cost of $1,680,000 at December 31, 2016. Total proceeds of $18,182,000 from marketable securities include settlements occurring in 2017 of $6,464,000 that resulted from sales in December 2016.

NOTE 8. SHARE-BASED COMPENSATION

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. As of March 31, 2017, there were 961,668 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of March 31, 2017, the 2005 Plan has expired and no additional shares may be granted under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected will result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended March 31, 2017 and 2016 was $1,523,000 and $979,000, respectively, and is included in general and administrative expense in the Condensed Consolidated Statements of Income.

At March 31, 2017, we had, net of expected forfeitures, $1,644,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2017 - $1,027,000, 2018 - $552,000 and 2019 - $65,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The weighted average fair value per share of options granted was $5.75 and $3.65 for 2017 and 2016, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016
Dividend yield	5.3%	6.2%
Expected volatility	19.7%	19.1%
Expected lives	3.3 years	2.9 years
Risk-free interest rate	1.49%	0.91%

The following table summarizes our outstanding stock options:

	Three Months Ended
	March 31,
	2017	2016
Options outstanding January 1,	541,679	741,676
Options granted under 2012 Plan	485,000	470,000
Options exercised under 2012 Plan	(25,833)	(126,666)
Options forfeited under 2012 Plan	(6,668)	—
Options exercised under 2005 Plan	(15,000)	—
Options outstanding, March 31,	979,178	1,085,010

Exercisable at March 31,	585,827	731,662

NOTE 9. EARNINGS AND DIVIDENDS PER COMMON SHARE

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to common stockholders	$44,230	$32,725

BASIC:
Weighted average common shares outstanding	39,953,804	38,401,647

DILUTED:
Weighted average common shares outstanding	39,953,804	38,401,647
Stock options	56,910	13,144
Convertible subordinated debentures	98,048	—
Average dilutive common shares outstanding	40,108,762	38,414,791

Net income per common share - basic	$1.11	$.85
Net income per common share - diluted	$1.10	$.85

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	19,851	75,050
Regular dividends declared per common share	$.95	$.90

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 1 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K) on a recurring basis have included marketable securities, derivative financial instruments and contingent consideration arrangements. Marketable securities have consisted of common stock of other healthcare REITs. Derivative financial instruments include our interest rate swap agreements. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving both business combinations.

Marketable securities. We utilize quoted prices in active markets to measure debt and equity securities; these items are classified as Level 1 in the hierarchy and include the common stock of other publicly held healthcare REITs.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	March 31, 2017	December 31, 2016
Level 1
Common stock of other healthcare REITs	Other assets	$—	$11,745

Level 2
Interest rate swap liability	Accounts payable and accrued expenses	$3,022	$4,279

Carrying values and fair values of financial instruments that are not carried at fair value at March 31, 2017 and December 31, 2016 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2017	2016	2017	2016
Level 2
Variable rate debt	$434,109	$404,828	$437,000	$408,000
Fixed rate debt	$711,582	$711,153	$708,158	$706,332

Level 3
Mortgage and other notes receivable	$150,098	$133,493	$148,434	$133,229

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility are reasonably estimated at their carrying value at March 31, 2017 and December 31, 2016, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a principles-based approach for a broad range of revenue generating transactions, including the sale of real estate, which will generally require more estimates and more judgment and more disclosures than under current guidance. Because this ASU specifically excludes lease contracts from its scope, its application is not expected to impact our recognition of rental income on a straight-line basis. In August 2015 the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is now effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company plans on adopting this standard using the full retrospective adoption method on January 1, 2018. The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the Company does not expect the adoption of this standard to have a material impact on the timing and measurement of the Company’s rental income. The Company is continuing to evaluate the impact on other revenue sources.

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, are an improvement to existing standards in eliminating the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP we generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Because we are likely to continue to invest in loans and generate receivables, adoption of ASU 2016-13 in 2020 will have some effect on our accounting for these investments, though the nature of those effects will depend on the composition of our loan portfolio at that time; accordingly, we are evaluating the extent of the effects, if any, that adopting the provisions of ASU 2016-13 in 2020 will have on NHI.

In January 2017 the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 will narrow the definition of a business in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. Currently the definition of outputs contributes to broad interpretations of the definition of a business. Additionally, the Standard provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases. For most of NHI’s acquisitions of investment property, this screen would be met and, therefore, not meet the definition of a business. ASU 2017-01 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. Early application of this standard is generally allowed for acquisitions acquired after the standard was issued but before the acquisition has been reflected in financial statements. We adopted the provisions of ASU 2017-01 in the first quarter of 2017. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements.

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2016, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and/or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments have included mortgages and other notes, marketable securities, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through a RIDEA joint venture, we have invested in facility operations managed by independent third-parties. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

At March 31, 2017, we had investments in real estate and mortgage and other notes receivable involving 215 facilities located in 32 states. These investments involve 138 senior housing properties, 72 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $1,267,000) consisted of properties with an original cost of approximately $2,596,057,000, rented under triple-net leases to 29 lessees, and $150,098,000 aggregate net carrying value of mortgage and other notes receivable due from 11 borrowers.

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

Medical Facilities within our portfolio primarily receive payment from Medicare, Medicaid and health insurance. These properties include skilled nursing facilities (“SNF”), medical office buildings (“MOB”) and hospitals that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of March 31, 2017 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	84	4,100		$15,409	23.3%	$742,375
Senior Living Campus	10	1,323		4,041	6.1%	162,007
Total Senior Housing - Need-Driven	94	5,423		19,450	29.4%	904,382
Senior Housing - Discretionary
Independent Living	29	3,212		11,517	17.3%	512,322
Entrance-Fee Communities	10	2,363		12,562	19.0%	593,695
Total Senior Housing - Discretionary	39	5,575		24,079	36.3%	1,106,017
Total Senior Housing	133	10,998		43,529	65.7%	2,010,399
Medical Facilities
Skilled Nursing Facilities	68	8,813		17,435	26.3%	524,040
Hospitals	3	181		1,923	2.9%	51,131
Medical Office Buildings	2	88,517	*	250	0.4%	10,487
Total Medical Facilities	73			19,608	29.6%	585,658
Total Real Estate Properties	206			$63,137	95.3%	$2,596,057

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	4	282		$391	0.6%	$19,135
Senior Housing - Discretionary	1	400		1,424	2.2%	75,468
Medical Facilities	4	270		182	0.3%	8,059
Other Notes Receivable	—	—		1,092	1.6%	47,436
Total Mortgage and Other Notes Receivable	9	952		3,089	4.7%	150,098
Total Portfolio	215			$66,226	100.0%	$2,746,155

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	206			$63,137	95.3%	$2,596,057
Mortgage and Other Notes Receivable	9			3,089	4.7%	150,098
Total Portfolio	215			$66,226	100.0%	$2,746,155

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	88	4,382		$15,800	23.9%	$761,510
Senior Living Campus	10	1,323		4,041	6.1%	162,007
Total Senior Housing - Need-Driven	98	5,705		19,841	30.0%	923,517
Senior Housing - Discretionary
Entrance-Fee Communities	11	2,763		13,986	21.1%	669,164
Independent Living	29	3,212		11,518	17.4%	512,322
Total Senior Housing - Discretionary	40	5,975		25,504	38.5%	1,181,486
Total Senior Housing	138	11,680		45,345	68.5%	2,105,003
Medical Facilities
Skilled Nursing Facilities	72	9,083		17,616	26.6%	532,098
Hospitals	3	181		1,923	2.9%	51,131
Medical Office Buildings	2	88,517	*	250	0.4%	10,487
Total Medical	77			19,789	29.9%	593,716
Other	—			1,092	1.6%	47,436
Total Portfolio	215			$66,226	100.0%	$2,746,155

Portfolio by Operator Type
Public	53			$11,863	17.9%	$235,749
National Chain (Privately-Owned)	27			11,654	17.6%	521,139
Regional	122			38,223	57.7%	1,800,401
Small	13			4,486	6.8%	188,866
Total Portfolio	215			$66,226	100.0%	$2,746,155

For the three months ended March 31, 2017, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; East Lake Capital Management; The Ensign Group; Holiday Retirement; National HealthCare Corp; and Senior Living Communities.

As of March 31, 2017, our average effective annualized rental income was $8,044 per bed for skilled nursing facilities, $12,219 per unit for senior living campuses, $15,823 per unit for assisted living facilities, $14,343 per unit for independent living facilities, $21,264 per unit for entrance fee communities, $42,499 per bed for hospitals, and $11 per square foot for medical office buildings.

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

On December 16, 2016, the Federal Open Market Committee of the Federal Reserve announced an increase in its benchmark federal funds rate by 25 basis points. On March 15, 2017, a second 25-basis point rate increase was announced, with two more rate increases still likely for the remainder of 2017, according to Committee guidance. The anticipation of past and further increases in the federal funds rate in the coming year has been a primary source of much volatility in REIT equity markets. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. As interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk free rate.

For the three months ended March 31, 2017, approximately 27% of our revenue from continuing operations was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

Considering individual tenant lease revenue as a percentage of total revenue, an affiliate of Holiday Retirement is our largest independent living tenant, Bickford Senior Living is our largest assisted living tenant, National HealthCare Corporation is our largest skilled nursing tenant and Senior Living Communities is our largest entrance-fee community tenant. Our shift toward private payor facilities, as well as our expansion into the discretionary senior housing market, has further resulted in a portfolio whose current composition is relatively balanced between medical facilities, need-driven and discretionary senior housing.

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

Our projected dividends for the current year and actual dividends for the last two years are as follows:

2017[1]	2016	2015
$3.80	$3.60	$3.40
1 Based on $.95 per common share for the first quarter of 2017, annualized

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

We calculate our fixed charge coverage ratio as approximately 5.7x for the three months ended March 31, 2017 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 41). On an annualized basis, our consolidated net debt-to Adjusted EBITDA ratio is approximately 4.5x for the quarter ended March 31, 2017 (in thousands):

Consolidated Total Debt	$1,145,691
Less: cash and cash equivalents	(5,685)
Consolidated Net Debt	$1,140,006

Adjusted EBITDA	$62,291
Annualizing Adjustment	186,873
Annualized impact of recent investments	6,596
	$255,760

Consolidated Net Debt to Adjusted EBITDA	4.5	x

According to the Administration on Aging (“AoA”) of the US Department of Health and Human Services, in 2014, the latest year for which data are available, 46.2 million people (or 14.5% of the population) were age 65 or older in the United States. Census estimates showed that, by 2040, those 65 or older are expected to comprise 21.7% of the population.
Census estimates currently show that close to half of those currently age 65 will reach age 84 or older. As Transgenerationalaging.org notes, “The fastest-growing segment of the total population is the oldest old - those 80 and over. Their growth rate is twice that of those 65 and over and almost 4-times that for the total population. In the United States, this group now represents 10% of the older population and will more than triple from 5.7 million in 2010 to over 19 million by 2050.” If the growth rate holds steady, from 5.7 million in 2010, the oldest old will comprise close to 12 million in the US by 2030.
Per the AoA, in 2013 the median value of homes owned by older persons was $150,000 (with a median purchase price of $63,900) compared to a median home value of $160,000 for all homeowners. Of the 26.8 million households headed by older persons in 2013, 81% were homeowners, about 65% of whom owned their homes free and clear. Home ownership provides the elderly with the freedom to choose their lifestyles.
Equipped with the basics of financial security, many will be economically able enter the market for senior housing. These strong demographic trends provide the context for continued growth in senior housing in 2017 and the years ahead. We plan to fund any new real estate and mortgage investments during 2017 using our liquid assets and debt financing. Should the weight of additional debt resulting from new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through an ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators who we make our priority, continue to be the key drivers of our business plan.

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

Significant Operators

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Three Months Ended March 31,				Lease
	Asset Class	Amount	2017		2016		Renewal
Holiday Retirement	ILF	$493,378	$10,954	17%	$10,954	20%	2031
Senior Living Communities	EFC	546,292	11,431	18%	9,855	18%	2029
National HealthCare Corporation	SNF	171,297	9,513	15%	9,817	18%	2026
Bickford Senior Living	ALF	403,771	9,373	15%	6,307	11%	Various
All others	Various	981,319	21,866	35%	18,141	33%	Various
		$2,596,057	$63,137		$55,074

Due to a combination of longer initial lease terms and generous escalators, straight line rent constituted a significant component of rental income recognized from the Holiday and Senior Living leases, whose communities we acquired in December 2013 and 2014, respectively. Straight-line rent of $1,849,000 and $2,241,000 was recognized from the Holiday lease for the three months ended March 31, 2017 and 2016, respectively. Straight-line rent of $1,746,000 and $1,795,000 was recognized from the Senior Living lease for the three months ended March 31, 2017 and 2016, respectively. Straight-line rent of $910,000 and $(64,000) was recognized from the Bickford leases for the three months ended March 31, 2017 and 2016, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

RIDEA

On September 30, 2016, NHI and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford Senior Living (“Bickford”) entered into a definitive agreement terminating our joint venture consisting of the ownership and operation of 35 properties and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary (“PropCo”) which owned 35 assisted living/memory care facilities, three newly-opened facilities and two facilities in development. The facilities were leased to an operating company (“OpCo”), in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. The joint venture was structured to comply with the provisions of RIDEA. With the unwinding, NHI shareholders have become the 100% beneficiaries of our rental operations with Bickford, and we no longer share pro rata in OpCo’s results of operations.

Investment Highlights

Since January 1, 2017, we have made or announced the following real estate and note investments ($ in thousands):

	Properties	Asset Class	Amount
Lease Investments
The LaSalle Group	5	SHO	$61,865
Prestige Care	1	SHO	26,200
Ravn Senior Solutions	2	SHO	16,100
The Ensign Group	1	SNF	15,096
Note Investments
Bickford Senior Living	1	SHO	14,000
			$133,261

Ravn Senior Solutions

On February 21, 2017, we acquired two assisted living/memory-care facilities totaling 86 units in Hendersonville, North Carolina, for $16,100,000 in cash, inclusive of $100,000 in closing costs and the funding of $207,000 in specified capital improvements. We leased the facilities to Ravn Senior Solutions (“RSS”) for an initial lease term of 15 years plus renewal options. The initial annual lease rate is 7.35%, subject to fixed annual escalators.

In addition, we have committed to RSS certain earnout payments contingent on reaching and maintaining certain performance metrics. As earned, the earnout payments, totaling $1,500,000, would be due in installments of up to $1,000,000 for performance measured as of December 31, 2018, with any subsequently earned cumulative unpaid amounts to be measured and due as earned for the periods ending December 31, 2019 and/or 2020. Upon funding, contingent payments earned will be added to the lease base. The acquisition was accounted for as an asset purchase.

RSS’s relationship to NHI consists of its leasehold interests and purchase options and is considered a variable interest, analogous to a financing arrangement. RSS is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE. Additionally, the master lease conveys to NHI an option to purchase a third facility currently operated by RSS.

Prestige

On March 10, 2017, we acquired a 102-unit assisted living community in Portland, Oregon for $26,200,000, inclusive of closing costs of $112,000. We leased the facility to Prestige Care (“Prestige”) under our existing master lease, which has a remaining lease term of 12 years plus renewal options. The lease provides for an initial annual lease rate of 7% plus annual escalators of 3.5% in years two through four and 2.5% thereafter. The acquisition was accounted for as an asset purchase.

In addition, we have committed to Prestige certain earnout payments contingent on reaching and maintaining specified performance metrics. If earned, the earnout payments, totaling $1,000,000, would be due in installments of up to $1,000,000 for performance measured as of December 31, 2017, with any subsequently earned cumulative unpaid amounts to be measured and due as earned for the period ending December 31, 2018. Upon funding, contingent payments earned will be added to the lease base. The acquisition was accounted for as an asset purchase.

The LaSalle Group

On March 16, 2017, we acquired five memory care communities totaling 223 units in Texas and Illinois for $61,800,000 in cash plus closing costs of $65,000. We leased the facility to The LaSalle Group (“LaSalle”) for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7% plus annual escalators of 3.5% in years two through three and 2.5% thereafter.

In addition, we have committed to LaSalle certain earnout payments contingent on reaching and maintaining certain performance metrics. As earned, the earnout payments, totaling $5,000,000, would be due in installments of up to $2,500,000 for performance measured as of December 31, 2018, with any subsequently earned cumulative unpaid amounts to be measured and due as earned for the trailing periods ending December 31, 2019 and/or 2020. Upon funding, contingent payments earned will be added to the lease base. Because the facility was owner-occupied, the acquisition was accounted for as an asset purchase.

The Ensign Group

On March 24, 2017, we acquired from a developer a 126-bed skilled nursing facility in New Braunfels, Texas for a cash investment of $13,846,000 plus $1,250,000 contributed by the lessee, The Ensign Group (“Ensign”). The facility will be included under our existing master lease for the remaining lease term of 14 years plus renewal options. The initial lease rate is set at 8.35% subject to annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase.

With the acquisition of the New Braunfels property, NHI has a continuing commitment to purchase, from the developer, three new skilled nursing facilities in Texas for $42,000,000 which are under construction and, upon completion, are to be leased to Legend Healthcare and subleased to Ensign. The fixed-price nature of the commitment creates a variable interest for NHI in the developer, whom NHI considers to lack sufficient equity to finance its operations without recourse to additional subordinated debt. The presence of these conditions causes the developer to be considered a VIE.

Bickford

On January 17, 2017, we extended a construction loan facility of up to $14,000,000 to Bickford to develop and operate an assisted living/memory care community in Michigan. The total amount funded as of March 31, 2017 was $1,905,000. In accordance with provisions governing the unwinding of our joint venture with Bickford, the loan bears 9% annual interest and is subject to a five year maturity. NHI has a purchase option on the properties at stabilization, whereby rent will be set with a floor of 9.55%, based on NHI’s total investment.

Other Portfolio Activity

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2017, we did not have any renewing or expiring leases.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in 2017, we are engaged in negotiations to continue as lessor or in some other capacity.

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

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. The Centers for Medicare & Medicaid Services (“CMS”) released a final rule outlining a 1.6% increase in their Medicare reimbursement for fiscal 2017 beginning on October 1, 2016. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities. Accordingly, for the near-term, we are treating as cautionary the Federal Government’s recent re-commitment, after debating a ‘chained CPI’ indexing, to fully index Social Security to inflation. In this cautious approach, any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	March 31,		Period Change
	2017	2016	$	%
Revenues:
Rental income
16 leased SNFs transitioned from Legend to Ensign Group	$4,550	$2,390	$2,160	90.4%
ALFs leased to Bickford Senior Living	8,464	6,371	2,093	32.9%
8 EFCs and 1 SLC leased to Senior Living Communities	9,685	8,060	1,625	20.2%
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	2,263	1,171	1,092	93.3%
ALFs leased to Chancellor Health Care	1,872	1,150	722	62.8%
ILFs leased to an affiliate of Holiday Retirement	9,105	8,713	392	4.5%
2 SNFs leased to Legend[1]	—	791	(791)	NM
Other new and existing leases	21,443	21,142	301	1.4%
	57,382	49,788	7,594	15.3%
Straight-line rent adjustments, new and existing leases	5,755	5,286	469	8.9%
Total Rental Income	63,137	55,074	8,063	14.6%
Interest income from mortgage and other notes
SLM mortgage, mezzanine, and construction loans	465	3	462	NM
Senior Living Communities construction loan	402	150	252	NM
Timber Ridge mortgage and construction loans	1,356	1,696	(340)	(20.0)%
Mortgage and other notes paid off during the period	—	390	(390)	NM
Other new and existing mortgages	866	921	(55)	(6.0)%
Total Interest Income from Mortgage and Other Notes	3,089	3,160	(71)	(2.2)%
Investment income and other	162	784	(622)	(79.3)%
Total Revenue	66,388	59,018	7,370	12.5%
Expenses:
Depreciation
16 leased SNFs transitioned from Legend to Ensign Group	1,357	526	831	NM
ALFs operated by Bickford Senior Living	2,871	2,050	821	40.0%
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	773	445	328	73.7%
Other new and existing assets	11,153	10,712	441	4.1%
Total Depreciation	16,154	13,733	2,421	17.6%
Interest, including amortization of debt issuance costs and discounts	11,661	10,262	1,399	13.6%
Payroll and related compensation expenses	1,859	1,051	808	76.9%
Non-cash compensation expense	1,523	979	544	55.6%
Other expenses	1,049	1,308	(259)	(19.8)%
	32,246	27,333	4,913	18.0%
Income before equity-method investee, TRS tax benefit, investment and
other gains and noncontrolling interest	34,142	31,685	2,457	7.8%
Loss from equity-method investee	—	(402)	402	NM
Income tax benefit attributable to taxable REIT subsidiary	—	161	(161)	NM
Investment and other gains	10,088	1,665	8,423	NM
Net income	44,230	33,109	11,121	33.6%
Less: net income attributable to noncontrolling interest	—	(384)	384	NM
Net income attributable to common stockholders	$44,230	$32,725	$11,505	35.2%

NM - not meaningful
[1] Disposed May 2016

Financial highlights of the quarter ended March 31, 2017, compared to the same quarter of 2016 were as follows:

•
Rental income increased $8,063,000, or 14.6%, primarily as a result of new investments funded in 2016 and during the first quarter of 2017. The increase in rental income included a $469,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $71,000. We expect total interest income from our loan portfolio to decrease as repayments of our $94,500,000 construction loan to Timber Ridge began in October 2016 and we expect full repayment during 2017. Repayments amounted to $69,927,000 as of March 31, 2017, plus an additional $2,549,000 through May 1, 2017.

•	Depreciation expense increased $2,421,000 primarily due to new real estate investments completed since the first quarter of 2016.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $1,399,000 primarily as a result of the timing and amount of new borrowings since the first quarter of 2016, a 50 bps increase in 30-day LIBOR which is the benchmark for our revolving debt, and the refinancing of $75,000,000 in September 2016 to an 8-year note with annual interest at 3.93%.

•	Payroll and related expenses increased $808,000 due primarily to the addition of new corporate employees and the expense of certain incentive bonuses.

•
Non-cash stock-based compensation expense increased $544,000 when compared to the prior year due to a higher estimated fair value for current year option grants based on the Black-Scholes pricing model.

•	Investment and other gains includes $10,038,000 of gains on sales of marketable securities in 2017.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Three Months Ended March 31,		One Year Change
	2017	2016	$	%
Cash and cash equivalents at beginning of period	$4,832	$13,286	$(8,454)	(63.6)%
Net cash provided by operating activities	48,675	41,297	7,378	17.9%
Net cash used in investing activities	(120,444)	(14,296)	(106,148)	NM
Net cash provided by (used in) financing activities	72,622	(11,479)	84,101	NM
Cash and cash equivalents at end of period	$5,685	$28,808	$(23,123)	(80.3)%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2017 increased as compared to 2016 primarily as a result of the collection of lease payments on new real estate investments since March 2016.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2017 increased primarily due to $151,185,000 of investments in real estate and notes which were partially offset by the collection of principal on mortgage and other notes receivable and sales of marketable securities.

Financing Activities – The change in net cash related to financing activities for the three months ended March 31, 2017 compared to the same period in 2016 is primarily the result of net borrowings of $29,000,000 on our revolving credit facility and $79,797,000 in proceeds from stock issuances. These capital sources were partially offset by dividends paid to stockholders which increased $3,226,000 over the same period in 2016 due to a 5.6% increase in our per share dividend and the issuance of additional common shares.

Liquidity

At March 31, 2017, our liquidity was strong, with $368,685,000 available in cash and borrowing capacity on our revolving credit facility.

Our ATM program, discussed below, represents an additional source of liquidity. Traditionally, debt financing and cash resulting from operating and financing activities, which are derived from proceeds of lease and mortgage collections, loan payoffs and the recovery of previous write-downs, have been used to satisfy our operational and investing needs and to provide a return to our shareholders. Those operational and investing needs reflect the resources necessary to maintain and cultivate our funding sources and have generally fallen into three categories: debt service, REIT operating expenses, and new real estate investments.

In June 2015, we entered into an amended $800,000,000 senior unsecured credit facility with a group of banks. The facility can be expanded, subject to certain conditions, up to an additional $250,000,000. The amended credit facility provides for: (1) a $550,000,000 revolving credit facility that matures in June 2020 (inclusive of an embedded 1-year extension option) with interest at 150 basis points over 30-day LIBOR (98 bps at March 31, 2017); (2) an existing $130,000,000 term loan that matures in June 2020 with interest at 175 basis points over LIBOR of which interest of 3.91% is fixed with an interest rate swap agreement; and (3) two existing term loans which also remain in place totaling $120,000,000, maturing in June 2020 and bearing interest at 175 basis points over LIBOR,with a notional amount of $40,000,000 being fixed at 3.29% until 2019 and $80,000,000 being fixed at 3.86% until 2020.

At March 31, 2017, we had $363,000,000 available to draw on the revolving portion of the credit facility. The unused commitment fee is 40 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

We began liquidating our position in LTC Properties, Inc. (“LTC”) common stock in the fourth quarter of 2015, realizing cumulative total proceeds of $91,136,000 through December 31, 2016. In January and February of 2017, we sold our remaining 250,000 shares, realizing further net proceeds of $11,718,000 from these sales. A taxable gain of approximately $10,038,000 resulted from the 2017 sales and is expected to be adequately offset by depreciation and other deductions in the calculation of our REIT taxable income, making these proceeds available for deployment. Total proceeds of $18,182,000 from marketable securities include settlements occurring in 2017 of $6,464,000 that resulted from sales in December 2016.

In March 2017, we accessed our at-the market (“ATM”) equity program. With an average price for shares sold of $72.31, we issued 1,123,184 common shares resulting in net proceeds of $79,797,000, which we used to pay down our revolving credit facility.

We intend to use future proceeds from the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. The ATM offerings were made pursuant to a prospectus dated February 22, 2017, which constitutes a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission.

We used proceeds from our ATM in combination with sales of LTC common stock to rebalance our leverage in response to our first quarter acquisitions. We continue to explore various other funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

We expect that borrowings on our revolving credit facility and our ATM program will allow us to continue to make real estate investments during the coming year. However, we anticipate that our historically low cost of debt capital will rise in the near to mid-term, as the federal government continues its upward transitioning of the Federal funds rate. In response to the changed interest-rate environment, we may find it advisable within the coming year to acquire a public credit rating as a tool for managing our interest costs.

We may from time to time seek to retire or purchase some of our outstanding convertible notes through cash purchases in open market purchases, privately-negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on three of our term loans as of March 31, 2017 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(43)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(1,061)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(1,919)

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Hedge ineffectiveness related to our cash flow hedges, which is reported in current period earnings as interest expense, was not significant for the three months ended March 31, 2017 and 2016.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the years ending December 2017 and thereafter. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For additional information on our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations and Contingent Liabilities below. As described in Note 1 to the condensed consolidated financial statements, our loans and leases with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed below under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at March 31, 2017, due to these off-balance sheet items, would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 3 and 6 to the condensed consolidated financial statements.

In March 2014 we issued $200,000,000 of convertible notes, the conversion feature being intended to broaden the Company’s credit profile and as a means to obtain a more favorable coupon rate. For this feature we calculate the dilutive effect using market prices prevailing over the reporting period. Because the dilution calculation is market-driven, and per share guidance we provide is based on diluted amounts, the theoretical effects of the conversion feature result in per share unpredictability.
Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount at March 31, 2017, delivers an excess of $5,302,000, whereas the use of another price point would give a different result.
The conversion feature is generally available to the bondholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes will require management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes will be recognized first as a settlement of the notes at par and then will be recognized in income to the extent the portion allocated to the debt instrument differs from par value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations and Contingent Liabilities

As of March 31, 2017, our contractual payment obligations were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,418,114	$33,230	$562,736	$434,064	$388,084
Real estate purchase liabilities	42,000	14,000	28,000	—	—
Construction commitments	13,542	13,542	—	—	—
Loan commitments	42,239	42,239	—	—	—
	$1,515,895	$103,011	$590,736	$434,064	$388,084
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of March 31, 2017. The calculation also includes an unused commitment fee of .40%.

Commitments and Contingencies

The following tables summarize information as of March 31, 2017 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(51,871,000)	$8,129,000
Bickford Senior Living	SHO	Construction	28,000,000	(5,629,000)	22,371,000
Senior Living Communities	SHO	Revolving Credit	29,000,000	(17,261,000)	11,739,000
			$117,000,000	$(74,761,000)	$42,239,000

See Note 3 to the condensed consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2017. Funding of the promissory note commitment to Bickford is expected to transpire monthly throughout 2017.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(14,000,000)	$42,000,000
Bickford Senior Living	SHO	Construction	56,500,000	(53,676,000)	2,824,000
Chancellor Health Care	SHO	Construction	650,000	(52,000)	598,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(4,016,000)	5,984,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	—	2,400,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Woodland Village	SHO	Renovation	350,000	(227,000)	123,000
			$129,800,000	$(74,592,000)	$55,208,000

We remain obligated to purchase, from a developer, three new skilled nursing facilities in Texas for $42,000,000 which are leased to Legend and subleased to Ensign. The three facilities are under construction by the developer.

We are committed to the development of five senior housing facilities in Illinois and Virginia leased and managed by Bickford, each consisting of 60 private-pay assisted living and memory care units. Total costs funded includes land and development costs incurred on the project as of March 31, 2017. One facility opened in July 2016, two opened in October 2016, one opened in April 2017 and one is planned to open in the third quarter of 2017.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
East Lake Capital Management	SHO	Lease Inducement	$8,000,000	$—	$8,000,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	1,930,000	—	1,930,000
Ravn Senior Solutions	SHO	Lease Inducement	1,500,000	—	1,500,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$17,430,000	$—	$17,430,000

See Note 2 to the condensed consolidated financial statements for a description of contingent earnouts made to Ravn, LaSalle and Prestige.

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our balance sheet within accounts payable and accrued expenses.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo (see Note 2). At March 31, 2017, our commitment on the letter of credit totaled $1,930,000. As of March 31, 2017, our direct support of Sycamore is limited to our guarantee on the letter of credit established for their benefit. Sycamore, as an affiliate company of Bickford, is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

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

Funds From Operations - FFO

Our FFO per diluted common share for the three months ended March 31, 2017 increased $0.34 (29.3%) over the same period in 2016. FFO increased primarily as the result of our new real estate investments since March 2016 and $10,038,000 of gains recognized on the sale of marketable securities. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the three months ended March 31, 2017 increased $0.09 (7.8%) over the same period in 2016. Normalized FFO increased primarily as the result of our new real estate investments since March 2016. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the three months ended March 31, 2017 increased $0.09 (8.7%) over the same period in 2016 due primarily to the impact of real estate investments completed since March 2016. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the three months ended March 31, 2017 increased $5,930,000 (14.4%) over the same period in 2016, due primarily to the impact of real estate investments completed since March 2016. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to common stockholders	$44,230	$32,725
Elimination of certain non-cash items in net income:
Depreciation	16,154	13,733
Depreciation related to noncontrolling interest	—	(307)
Net gain on sales of real estate	(50)	(1,654)
NAREIT FFO attributable to common stockholders	60,334	44,497
Gain on sale of marketable securities	(10,038)	—
Normalized FFO attributable to common stockholders	50,296	44,497
Straight-line lease revenue, net	(5,755)	(5,286)
Straight-line lease revenue, net, related to noncontrolling interest	—	(10)
Amortization of original issue discount	293	282
Amortization of debt issuance costs	612	586
Amortization of debt issuance costs related to noncontrolling interest	—	(9)
Normalized AFFO	45,446	40,060
Non-cash share based compensation	1,523	979
Normalized FAD	$46,969	$41,039

BASIC
Weighted average common shares outstanding	39,953,804	38,401,647
NAREIT FFO per common share	$1.51	$1.16
Normalized FFO per common share	$1.26	$1.16
Normalized AFFO per common share	$1.14	$1.04

DILUTED
Weighted average common shares outstanding	40,108,762	38,414,791
NAREIT FFO per common share	$1.50	$1.16
Normalized FFO per common share	$1.25	$1.16
Normalized AFFO per common share	$1.13	$1.04

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2017	2016
Net income	$44,230	$33,109
Interest expense at contractual rates	10,822	9,515
Franchise, excise and other taxes	267	283
Income tax (benefit) of taxable REIT subsidiary	—	(161)
Depreciation	16,154	13,733
Amortization of debt issuance costs and bond discount	906	868
Net gain on sales of real estate	(50)	(1,654)
Gain on sale of marketable securities	(10,038)	—
Adjusted EBITDA	$62,291	$55,693

Interest expense at contractual rates	$10,822	$9,515
Principal payments	196	189
Fixed Charges	$11,018	$9,704

Fixed Charge Coverage	5.7x	5.7x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2017, we were exposed to market risks related to fluctuations in interest rates on approximately $187,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($363,000,000 at March 31, 2017) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2017, net interest expense would increase or decrease annually by approximately $935,000 or $0.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	March 31, 2017			December 31, 2016
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$200,000	17.2%	3.25%	$200,000	17.7%	3.25%
Unsecured term loans[2]	650,000	56.0%	4.01%	650,000	57.4%	4.01%
HUD mortgage loans[3]	45,645	3.9%	4.04%	45,841	4.0%	4.04%
Fannie Mae mortgage loans[4]	78,084	6.8%	3.79%	78,084	6.9%	3.79%

Variable rate:
Unsecured revolving credit facility	187,000	16.1%	2.48%	158,000	14.0%	2.27%
	$1,160,729	100.0%	3.62%	$1,131,925	100.0%	3.62%

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of March 31, 2017 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$391,453	$404,288	$379,087
Convertible senior notes	200,000	195,895	199,766	192,102
Fannie Mae mortgage loans	78,084	75,652	78,300	73,103
HUD mortgage loans	45,645	45,158	48,415	42,204

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2017, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $148,434,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $3,220,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $3,324,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2017.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2017, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 8, 2017	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer,

Date:	May 8, 2017	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)