Form 10-Q
period 2017-06-30
NATIONAL HEALTH INVESTORS INC
filed 2017-08-09
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 40,986,651 shares of common stock outstanding of the registrant as of August 4, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets:
Real estate properties:
Land	$183,943	$172,003
Buildings and improvements	2,408,660	2,285,122
Construction in progress	20,201	15,729
	2,612,804	2,472,854
Less accumulated depreciation	(345,992)	(313,080)
Real estate properties, net	2,266,812	2,159,774
Mortgage and other notes receivable, net	141,107	133,493
Cash and cash equivalents	3,470	4,832
Straight-line rent receivable	83,273	72,518
Other assets	16,380	33,016
Total Assets	$2,511,042	$2,403,633

Liabilities and Equity:
Debt	$1,145,005	$1,115,981
Accounts payable and accrued expenses	18,301	20,874
Dividends payable	38,935	35,863
Lease deposit liabilities	22,375	21,325
Total Liabilities	1,224,616	1,194,043

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
40,984,289 and 39,847,860 shares issued and outstanding, respectively	410	398
Capital in excess of par value	1,254,516	1,173,588
Cumulative net income in excess of dividends	34,624	29,873
Accumulated other comprehensive income (loss)	(3,124)	5,731
Total Stockholders' Equity	1,286,426	1,209,590
Total Liabilities and Equity	$2,511,042	$2,403,633

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2016 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues:
Rental income	$65,735	$57,028	$128,873	$112,102
Interest income from mortgage and other notes	3,992	3,307	7,081	6,468
Investment income and other	109	869	271	1,652
	69,836	61,204	136,225	120,222
Expenses:
Depreciation	16,829	14,695	32,983	28,429
Interest, including amortization of debt discount and issuance costs	11,828	10,666	23,489	20,928
Legal	146	124	202	250
Franchise, excise and other taxes	267	273	534	555
General and administrative	2,521	2,120	6,630	5,048
Loan and realty losses	—	14,726	—	14,726
	31,591	42,604	63,838	69,936

Income before equity-method investee, TRS tax benefit, investment and
other gains and noncontrolling interest	38,245	18,600	72,387	50,286
Loss from equity-method investee	—	(57)	—	(460)
Income tax benefit attributable to taxable REIT subsidiary	—	23	—	184
Investment and other gains	—	26,415	10,088	28,080
Net income	38,245	44,981	82,475	78,090
Less: net income attributable to noncontrolling interest	—	(386)	—	(770)
Net income attributable to common stockholders	$38,245	$44,595	$82,475	$77,320

Weighted average common shares outstanding:
Basic	40,982,244	38,520,221	40,468,024	38,460,934
Diluted	41,245,173	38,561,384	40,679,345	38,488,088

Earnings per common share:
Net income attributable to common stockholders - basic	$.93	$1.16	$2.04	$2.01
Net income attributable to common stockholders - diluted	$.93	$1.16	$2.03	$2.01

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$38,245	$44,981	$82,475	$78,090
Other comprehensive income (loss):
Change in unrealized gains on securities	—	4,620	(26)	7,456
Reclassification for amounts recognized in investment and other gains	—	(23,487)	(10,038)	(23,498)
Decrease in fair value of cash flow hedge	(690)	(2,331)	(225)	(7,811)
Reclassification for amounts recognized as interest expense	645	1,004	1,434	2,017
Total other comprehensive loss	(45)	(20,194)	(8,855)	(21,836)
Comprehensive income	38,200	24,787	73,620	56,254
Less: comprehensive income attributable to noncontrolling interest	—	(386)	—	(770)
Comprehensive income attributable to common stockholders	$38,200	$24,401	$73,620	$55,484

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net income	$82,475	$78,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,983	28,429
Amortization	2,479	1,772
Straight-line rental income	(12,005)	(10,583)
Non-cash interest income on construction loans	(470)	(386)
Gain on sale of real estate	(50)	(4,582)
Loss on extinguishment of debt	96	—
Non-cash write-offs due to lease transition	—	14,726
Gain on sale of marketable securities	(10,038)	(23,498)
Non-cash share-based compensation	1,865	1,230
Amortization of commitment fees and note receivable discounts	(349)	(143)
Loss from equity-method investee	—	460
Change in operating assets and liabilities:
Other assets	(2,321)	(109)
Accounts payable, accrued expenses and other liabilities	283	(2,211)
Net cash provided by operating activities	94,948	83,195

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(30,950)	(41,673)
Collections of mortgage and other notes receivable	24,155	15,855
Investments in real estate	(128,411)	(261,610)
Investments in real estate development	(8,446)	(15,554)
Investments in renovations of existing real estate	(2,891)	(815)
Payment allocated to lease purchase option	—	(6,400)
Long-term escrow deposit	—	(4,500)
Proceeds from disposition of real estate properties	450	27,723
Proceeds from sale of marketable securities	18,182	56,449
Net cash used in investing activities	(127,911)	(230,525)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	30,000	157,000
Payments on term loans	(394)	(381)
Taxes remitted in relation to employee stock options exercised	(360)	(822)
Proceeds from issuance of common shares, net	79,772	50,190
Convertible bond redemption	(2,766)	—
Distributions to noncontrolling interest	—	(866)
Dividends paid to stockholders	(74,651)	(67,201)
Net cash provided by financing activities	31,601	137,920

Decrease in cash and cash equivalents	(1,362)	(9,410)
Cash and cash equivalents, beginning of period	4,832	13,286
Cash and cash equivalents, end of period	$3,470	$3,876

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$21,763	$19,057
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to investments in real estate development	$598	$1,475
Tenant investment in leased asset	$1,250	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balances at December 31, 2016	39,847,860	$398	$1,173,588	$29,873	$5,731	$1,209,590
Total comprehensive income	—	—	—	82,475	(8,855)	73,620
Partial redemption of equity component of convertible debt	—	—	(337)	—	—	(337)
Issuance of common stock, net	1,123,184	12	79,760	—	—	79,772
Shares issued on options exercised, net of shares withheld	13,245	—	—	—	—	—
Taxes remitted on employee stock options exercised	—	—	(360)	—	—	(360)
Share-based compensation	—	—	1,865	—	—	1,865
Dividends declared, $1.90 per common share	—	—	—	(77,724)	—	(77,724)
Balances at June 30, 2017	40,984,289	$410	$1,254,516	$34,624	$(3,124)	$1,286,426

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., (“NHI” or the “Company”) believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments that are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2016 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2016 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

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

At June 30, 2017, we held an interest in seven unconsolidated VIEs and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Sources of Exposure
2012	Bickford / Sycamore	Notes and straight-line receivable	$13,913,000	$35,717,000	Notes 2, 3, 6
2014	Senior Living Communities	Notes and straight-line receivable	$35,247,000	$48,610,000	Note 2,3
2014	Life Care Services affiliate	Notes receivable	$69,244,000	$78,280,000	Note 3
2015	East Lake Capital Mgmt.	Straight-line receivable	$2,467,000	$2,467,000	Note 2
2016	The Ensign Group developer	N/A	$—	$—	Note 2
2016	Senior Living Management	Notes and straight-line receivable	$25,784,000	$25,875,000	Note 3
2017	Ravn Senior Solutions	Straight-line receivable	$101,000	$101,000	Note 2

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

Equity-Method Investment - Through September 30, 2016, we reported our taxable REIT subsidiary (“TRS”) investment in an unconsolidated entity, over whose operating and financial policies we had the ability to exercise significant influence but not control, under the equity method of accounting. Under this accounting method, our pro rata share of the entity’s earnings or losses was included in our Condensed Consolidated Statements of Income. Additionally, we adjusted our investment carrying amount to reflect our share of changes in the equity-method investee’s capital resulting from its capital transactions. On September 30, 2016, we unwound the joint venture underlying the TRS and ceased participation in the operations which comprised all its activity.

Noncontrolling Interest - We have excluded net income attributable to the noncontrolling interest from net income attributable to common shareholders in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016. As of December 31, 2016 and during the six months ended June 30, 2017, we did not hold any noncontrolling interests.

Real Estate Properties - Real estate properties are recorded at cost or, if acquired through business combination, at fair value, including the fair value of contingent consideration, if any. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property. For properties acquired in transactions accounted for as asset purchases, the purchase price allocation is based on the relative fair values of the assets acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Cost also includes capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years, and improvements over their estimated useful lives ranging fromto 25 years. For contingent consideration arising from business combinations, the liability is adjusted to estimated fair value at each reporting date through earnings.

Reclassifications - We have reclassified certain balances where necessary to conform the presentation of prior periods to the current period. We have combined our investment in marketable securities into other assets in our Condensed Consolidated Balance Sheets. These reclassifications had no effect on previously reported net income.

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

Earnings Per Share - The weighted average number of common shares outstanding during the reporting period is used to calculate basic earnings per common share. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method, to the extent dilutive. Diluted earnings per share also incorporate the potential dilutive impact of our convertible senior notes. We apply the treasury stock method to our convertible debt instruments, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings per share unless the average share price for the period exceeds the conversion price per share.

New Accounting Pronouncements - For a review of recent accounting pronouncements pertinent to our operations and management’s judgment as to the impact that the eventual adoption of these pronouncements will have on our financial position and results of operation, see Note 12.

NOTE 2. REAL ESTATE

As of June 30, 2017, we owned 207 health care real estate properties located in 32 states and consisting of 134 senior housing communities (“SHO”), 68 skilled nursing facilities (“SNF”), 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $1,278,000) consisted of properties with an original cost of approximately $2,611,526,000, rented under triple-net leases to 29 lessees.

During the six months ended June 30, 2017, we made investments related to real estate as described below (dollars in thousands):

Operator	Date	Properties	Asset Class	Amount
Ravn Senior Solutions	February 2017	2	SHO	$16,100
Prestige Care	March 2017	1	SHO	26,200
The LaSalle Group	March 2017	5	SHO	61,865
The Ensign Group	March 2017	1	SNF	15,096
Bickford Senior Living	June 2017	1	SHO	10,400
				$129,661

Ravn Senior Solutions

On February 21, 2017, we acquired two assisted living/memory-care facilities totaling 86 units in Hendersonville, North Carolina, for $16,100,000 in cash, inclusive of $100,000 in closing costs and the funding of $207,000 in specified capital improvements. We leased the facilities to Ravn Senior Solutions (“RSS”) for an initial lease term of 15 years plus renewal options. The initial annual lease rate is 7.35%, plus fixed annual escalators. Additionally, the master lease conveys to NHI an option to purchase a third facility operated by RSS upon attainment of stabilization, as defined, at a specified capitalization rate based on the resulting metrics. The acquisition was accounted for as an asset purchase.

In addition, we have committed to RSS certain earnout payments contingent on reaching and maintaining specified performance metrics. As earned, the earnout payments, totaling $1,500,000, would be due in installments of up to $1,000,000 for performance measured as of December 31, 2018, with any subsequently earned cumulative unpaid amounts to be measured and due as earned for the periods ending December 31, 2019 and/or 2020. Upon funding, contingent payments earned will be added to the lease base.

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

The LaSalle Group

On March 16, 2017, we acquired five memory care communities totaling 223 units in Texas and Illinois for $61,800,000 in cash plus closing costs of $65,000. We leased the facilities to The LaSalle Group (“LaSalle”) for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7% plus annual escalators of 3.5% in years two and three and 2.5% thereafter.
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

The Ensign Group

On March 24, 2017, we acquired from a developer a 126-bed skilled nursing facility in New Braunfels, Texas for a cash investment of $13,846,000 plus $1,250,000 contributed by the lessee, The Ensign Group (“Ensign”). The facility is included under our existing master lease for the remaining lease term of 14 years plus renewal options. The initial lease rate is set at 8.35% plus annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase.

With the acquisition of the New Braunfels property, NHI has a continuing commitment to purchase, from the developer, three new skilled nursing facilities in Texas for $42,000,000 which are newly developed and are leased to Legend Healthcare and subleased to Ensign. The fixed-price nature of the commitment creates a variable interest for NHI in the developer, whom NHI considers to lack sufficient equity to finance its operations without recourse to additional subordinated debt. The presence of these conditions causes the developer to be considered a VIE.

Significant Customers

Bickford

On June 1, 2017, we acquired an assisted living/memory-care facility totaling 60 units in Lansing, Michigan, for $10,400,000 in cash, inclusive of $200,000 in closing costs. Additionally, we have committed to the funding of $475,000 in specified capital improvements, which will be added to the lease base. We leased the facility to Bickford Senior Living (“Bickford”) for an initial term of 14 years plus renewal options. The initial lease rate is 7.25%, plus annual fixed escalators. We accounted for the acquisition as an asset purchase.

As of June 30, 2017, our Bickford lease portfolio consists of 43 facilities, one of which is under construction and expected to open in the third quarter of 2017. Newly-constructed facilities have an annual lease rate of 9% at completion, after six months of free rent. NHI has a right to future Bickford acquisitions, development projects and refinancing transactions. Of these facilities, 35 were held in a RIDEA structure and operated as a joint venture until September 30, 2016, when NHI and Sycamore, an affiliate of Bickford, entered into a definitive agreement terminating the joint venture and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary (“PropCo”). The facilities were leased to an operating company (“OpCo”), in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture was structured to comply with the provisions of REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). On September 30, 2016, we unwound the joint venture underlying the RIDEA and reacquired Bickford's share of its assets. Effective May 1, 2017, NHI and Bickford announced a new amended and restated master lease covering 20 Bickford properties. Under terms of the new master lease, the base term for these properties will now extend to May 2031. Additionally, effective June 28, 2017, the leases of thirteen properties acquired in June 2013 and initially set for expiration in June 2018 have been renewed and extended through June 2023.

As of June 30, 2017 our Bickford portfolio includes three master leases structured as following:

	Lease Expiration
	Sept / Oct 2019	June 2023	May 2031	Total
Number of Properties	10	13	20	43
2017 Contractual Rent	$8,994	$10,809	$16,620	$36,423
Straight Line Rent Adjustment	(347)	226	4,378	4,257
Total Revenues	$8,647	$11,035	$20,998	$40,680

Of our total revenues, $9,899,000 (14%) and $7,165,000 (12%) were recognized as rental income from Bickford for the three months ended June 30, 2017 and 2016, including $907,000 and $63,000 in straight-line rent income, respectively. Of our total revenues, $19,273,000 (14%) and $13,471,000 (11%) were recognized as rental income from Bickford for the six months ended June 30, 2017 and 2016, including $1,816,000 and $(2,000) in straight-line rent income (expense), respectively.

Holiday

As of June 30, 2017, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The master lease term of 17 years began in December 2013 and currently provides for a minimum escalator of 3.5% through the end of the lease term.

Of our total revenues, $10,954,000 (16%) and $10,954,000 (18%) were derived from Holiday for the three months ended June 30, 2017 and 2016, including $1,849,000 and $2,241,000 in straight-line rent income, respectively. Of our total revenues, $21,908,000 (16%) and $21,908,000 (18%) were derived from Holiday for the six months ended June 30, 2017 and 2016, including $3,698,000 and $4,482,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of June 30, 2017, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Current year	$782	$733	$1,563	$1,466
Prior year final certification[1]	—	—	194	547
Total percentage rent income	$782	$733	$1,757	$2,013
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,318,000 (13%) and $9,270,000 (15%) were derived from NHC for the three months ended June 30, 2017 and 2016, respectively and $18,831,000 (14%) and $19,087,000 (16%) were derived from NHC for the six months ended June 30, 2017 and 2016, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of June 30, 2017, NHC owned 1,630,462 shares of our common stock.

Senior Living Communities

As of June 30, 2017, we lease nine retirement communities totaling 1,970 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 4% in 2018 and 3% thereafter.

Of our total revenues, $11,431,000 (16%) and $9,855,000 (16%) in rental income were derived from Senior Living for the three months ended June 30, 2017 and 2016, respectively, including $1,746,000 and $1,795,000 in straight-line rent income. Of our total revenue, $22,862,000 (17%) and $19,711,000 (16%) in lease revenues were derived from Senior Living for the six months ended June 30, 2017 and 2016, respectively, including $3,492,000 and $3,591,000 in straight-line rent.

Other Lease Activity

HSM Lease Extension

Effective as of May 1, 2017, we amended and extended our lease with Health Services Management (“HSM”) covering six skilled nursing facilities in Florida. The amended lease calls for $9,800,000 in first year cash rent, plus fixed annual escalators over a term of 12 years. The new agreement replaced the lease set to expire September 30, 2017, which provided for a total cash rent of $7,241,000 in 2016.

Dispositions

On March 22, 2016, we sold a skilled nursing facility in Idaho for cash consideration of $3,000,000. The carrying value of the facility was $1,346,000, and we recorded a gain of $1,654,000. For the three months ended June 30, 2016, lease income from the property was $73,000. In May 2016 we sold two skilled nursing facilities for total consideration of $24,600,000 and realized a gain of $2,805,000 on the disposal. In June 2016, we recognized a gain of $123,000 on the sale of a vacant land parcel. No significant dispositions have occurred in 2017.

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At June 30, 2017, we had net investments in mortgage notes receivable with a carrying value of $95,357,000, secured by real estate and UCC liens on the personal property of 8 facilities, and other notes receivable with a carrying value of $45,750,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at June 30, 2017 or December 31, 2016.

Bickford

At June 30, 2017, our construction loans to Bickford are summarized as follows:

	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(6,120,000)	Illinois
January 2017	9%	5 years	14,000,000	(2,006,000)	Michigan
			$28,000,000	$(8,126,000)

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

Our loans to Bickford represent a variable interest as do our leases, which are considered analogous to financing arrangements. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

Timber Ridge

In February 2015, we entered into an agreement to lend up to $154,500,000 to LCS-Westminster Partnership III LLP (“LCS-WP”), an affiliate of Life Care Services (“LCS”). The loan agreement conveys a mortgage interest and facilitated the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in Issaquah, WA managed by LCS. Our loan to LCS-WP represents a variable interest. As an affiliate of a larger company, LCS-WP is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE.

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $51,871,000 of Note A as of June 30, 2017. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note (“Note B”) is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully drawn during 2016. We began receiving repayment with new resident entrance fees upon the opening of Phase II during the fourth quarter of 2016. Repayment of Note B amounted to $76,220,000 as of June 30, 2017.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined.

Senior Living Communities

In connection with the acquisition in December 2014 of the properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $1,742,000 at June 30, 2017, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 2.31% at June 30, 2017, plus 6%.

In March 2016, we extended two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at June 30, 2017, and provide NHI with a purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest as does our lease, which is considered to be analogous to a financing arrangement. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell the facilities. The loans were fully funded as of June 30, 2017.

Our loans to SLM represent a variable interest as do our leases, which are analogous to financing arrangements. SLM is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE.

Other Note Activity

In June 2017 Traditions of Minnesota paid off the undiscounted balance of $4,256,000 on its mortgage note outstanding to NHI. With the early payoff, we recognized interest income of $922,000 related to an early payment penalty and the retirement of the remaining unamortized discount.

NOTE 4. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable and other assets	$3,753	$9,017
Regulatory deposits	8,208	8,208
Reserves for replacement, insurance and tax escrows	4,419	4,046
Marketable securities	—	11,745
	$16,380	$33,016

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Convertible senior notes - unsecured (net of discount of $4,098 and $4,717)	$193,477	$195,283
Revolving credit facility - unsecured	188,000	158,000
Bank term loans - unsecured	250,000	250,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,444 and $1,487)	44,003	44,354
Fannie Mae term loans - secured, non-recourse	78,084	78,084
Unamortized loan costs	(8,559)	(9,740)
	$1,145,005	$1,115,981

Aggregate principal maturities of debt as of June 30, 2017 for each of the next five years and thereafter, after giving effect to the modifications to our credit facility discussed below, are as follows (in thousands):

Twelve months ended June 30,
2018	$808
2019	835
2020	438,863
2021	198,468
2022	923
Thereafter	519,209
1,159,106
Less: discount	(5,542)
Less: unamortized loan costs	(8,559)
$1,145,005

On August 3, 2017, we amended our unsecured $800,000,000 credit facility, scheduled to mature in June 2020, consolidating our three bank term loans into a single $250,000,000 term loan and extending the maturity of the term loan and $550,000,000 revolving credit facility to August 2022. The facility provides for floating interest on the term loan and revolver to be initially set at 30-day LIBOR plus 130 and 115 bps, respectively, based on current leverage metrics. Additional significant amendments to the facility include the refinement of the collateral pool, imposition of a 0% floor LIBOR base, movement from the payment of unused commitment fees to a facility fee of 20 basis points and the composition of creditors participating in our loan syndication. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

Our existing interest rate swap agreements collectively will continue through 2020 to hedge against fluctuations in variable interest rates applicable to the $250,000,000 term loan. Some new hedge inefficiency will result from introducing to the debt instrument a LIBOR floor that is not present in the hedges. To better reflect earnings, at the earliest allowable date we expect to adopt the proposed ASU discussed in Note 12 to the condensed consolidated financial statements, below, among whose provisions is expected to be the requirement to reflect the entire change in the fair value of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented.

At June 30, 2017, we had $362,000,000 available to draw on the revolving portion of our credit facility. The unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

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
$400,000,000

On August 8, 2017, we amended our private placement term loan agreements to largely conform those agreements with our bank credit facility.

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. Proceeds were used to reduce borrowings on NHI’s unsecured bank credit facility. The notes are secured by facilities having a net book value of $109,413,000 at June 30, 2017, that were previously pledged as security on Fannie Mae term debt retired in December 2014.

As of June 30, 2017, we had outstanding $197,575,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”). Interest is payable April 1st and October 1st of each year. As adjusted for terms of the indenture, the Notes are convertible at a conversion rate of 14.17 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $70.58 per share for a total of approximately 2,799,150 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because we have the ability and intent to settle the convertible securities in cash upon exercise, we use the treasury stock method to account for potential dilution. For the six months ended ended June 30, 2017, dilution resulting from the conversion option within our convertible debt is 147,420 shares. If NHI’s current share price increases above the adjusted $70.58 conversion price, further dilution will be attributable to the conversion feature. On June 30, 2017, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $24,118,000.

The embedded conversion options (1) do not require net cash settlement, (2) are not conventionally convertible but can be classified in stockholders’ equity under Accounting Standards Codification ("ASC") 815-40, and (3) are considered indexed to NHI’s own stock. Therefore, the conversion feature satisfies the conditions to qualify for an exception to the derivative liability rules, and the Notes are split into debt and equity components. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance and was estimated to be approximately $189,908,000. The $7,667,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as the equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value, the original issue discount, is amortized to interest expense using the effective interest method over the estimated term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs was approximately 3.9% based on our estimated non-convertible borrowing rate at the date the Notes were issued.

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at June 30, 2017, was $2,769,000.

During the three months ended June 30, 2017, we undertook targeted open-market repurchases of certain of the convertible notes. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. The total balance of notes repurchased and retired through June 30, 2017, net of unamortized original issue discount and associated issuance costs, was $2,339,000, resulting in the recognition of a loss on the note retirement for the three months ended June 30, 2017, of $96,000, calculated as the excess of cash paid over the carrying value of that portion of the notes accounted for as debt. For the retirement of that portion of the outlay allocated to the fair value of the conversion feature, $337,000 was charged to additional paid-in capital.

Our HUD mortgage loans are secured by ten properties leased to Bickford and having a net book value of $53,446,000 at June 30, 2017. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $9,013,000 and a net book value of $7,569,000, which approximates fair value.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest expense at contractual rates	$10,957	$9,991	$21,779	$19,505
Capitalized interest	(94)	(196)	(160)	(316)
Loss on conversion retirement	96	—	96	—
Amortization of debt issuance costs and debt discount	869	871	1,774	1,739
Total interest expense	$11,828	$10,666	$23,489	$20,928

Interest Rate Swap Agreements

To mitigate our exposure to interest rate risk, we employ the following interest rate swap contracts on our bank term loans as of June 30, 2017 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(33)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(1,083)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(1,941)

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

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(51,871,000)	$8,129,000
Bickford Senior Living	SHO	Construction	28,000,000	(8,126,000)	19,874,000
Senior Living Communities	SHO	Revolving Credit	29,000,000	(15,742,000)	13,258,000
			$117,000,000	$(75,739,000)	$41,261,000

See Note 3 for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2017. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2017.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(14,000,000)	$42,000,000
Bickford Senior Living	SHO	Construction	56,500,000	(53,857,000)	2,643,000
Chancellor Health Care	SHO	Construction	650,000	(62,000)	588,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(5,900,000)	4,100,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	—	2,400,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Woodland Village	SHO	Renovation	350,000	(248,000)	102,000
			$129,800,000	$(76,688,000)	$53,112,000

We remain obligated to purchase, from a developer, three new skilled nursing facilities in Texas for $42,000,000 which are leased to Legend and subleased to Ensign. We currently plan for the purchases to be completed in 2017 and 2018.

We previously committed to develop five senior housing facilities in Illinois and Virginia leased by Bickford, each consisting of 60 private-pay assisted living and memory care units. Total costs funded includes land and development costs incurred on the project as of June 30, 2017. One facility opened in July 2016, two opened in October 2016, one opened in April 2017 and one is planned to open in the third quarter of 2017.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford / Sycamore	SHO	Lease Inducement	$10,000,000	$(2,000,000)	$8,000,000
East Lake Capital Management	SHO	Lease Inducement	8,000,000	—	8,000,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	1,930,000	—	1,930,000
Ravn Senior Solutions	SHO	Earnout	1,500,000	—	1,500,000
Prestige Care	SHO	Earnout	1,000,000	—	1,000,000
The LaSalle Group	SHO	Earnout	5,000,000	—	5,000,000
			$27,430,000	$(2,000,000)	$25,430,000

See Note 2 for a description of earnouts contingently payable to RSS, Prestige and LaSalle. Contingent developer’s fees and operator earnouts related to the five Bickford development properties under construction in 2016 and 2017 consist of a developer incentive of $250,000 per property. Additionally, each property is subject to a three-tiered operator incentive schedule whereby Bickford may receive up to an additional $1,750,000, based on the attainment of certain performance metrics. Upon funding, these payments will be added to the lease base.

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics, which have been assessed as not probable of payment and which we have not recorded on our balance sheet as of June 30, 2017. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our balance sheet within accounts payable and accrued expenses.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo (see Note 2). At June 30, 2017, our commitment on the letter of credit totaled $1,930,000. As of June 30, 2017, our direct support of Sycamore is limited to our guarantee on the letter of credit established for their benefit. Sycamore, as an affiliate company of Bickford, is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

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

NOTE 7. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gains on sales of real estate	$—	$2,928	$50	$4,582
Gains on sales of marketable securities	—	23,487	10,038	23,498
	$—	$26,415	$10,088	$28,080

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. As of June 30, 2017, there were 961,668 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as share-based payments to employees, officers, directors or consultants. As of June 30, 2017, the 2005 Plan has expired and no additional shares may be granted under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected will result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended June 30, 2017 and 2016 was $342,000 and $251,000, respectively, and is included in general and administrative expense in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2017 and 2016 compensation expense included in general and administrative expense was $1,865,000 and $1,230,000, respectively.

At June 30, 2017, we had, net of expected forfeitures, $1,302,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2017 - $685,000, 2018 - $552,000 and 2019 - $65,000. Stock-based compensation is included in general and administrative expense in the Condensed Consolidated Statements of Income.

The weighted average fair value per share of options granted during the six months ended June 30, 2017 and 2016 was $5.75 and $3.65, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016
Dividend yield	5.3%	6.2%
Expected volatility	19.7%	19.1%
Expected lives	3.3 years	2.9 years
Risk-free interest rate	1.49%	0.91%

The following table summarizes our outstanding stock options:

	Six Months Ended
	June 30,
	2017	2016
Options outstanding January 1,	541,679	741,676
Options granted under 2012 Plan	485,000	470,000
Options exercised under 2012 Plan	(70,830)	(451,668)
Options forfeited under 2012 Plan	(6,668)	—
Options exercised under 2005 Plan	(15,000)	—
Options outstanding, June 30,	934,181	760,008

Exercisable at June 30,	540,830	406,660

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$38,245	$44,595	$82,475	$77,320

BASIC:
Weighted average common shares outstanding	40,982,244	38,520,221	40,468,024	38,460,934

DILUTED:
Weighted average common shares outstanding	40,982,244	38,520,221	40,468,024	38,460,934
Stock options	66,137	41,163	63,901	27,154
Convertible subordinated debentures	196,792	—	147,420	—
Average dilutive common shares outstanding	41,245,173	38,561,384	40,679,345	38,488,088

Net income per common share - basic	$.93	$1.16	$2.04	$2.01
Net income per common share - diluted	$.93	$1.16	$2.03	$2.01

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	11,015	14,940	9,736	41,773
Regular dividends declared per common share	$.95	$.90	$1.90	$1.80

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

Marketable securities. We utilize quoted prices in active markets to measure equity securities; these items are classified as Level 1 in the hierarchy and include the common stock of other publicly held healthcare REITs.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	June 30, 2017	December 31, 2016
Level 1
Common stock of other healthcare REITs	Other assets	$—	$11,745

Level 2
Interest rate swap liability	Accounts payable and accrued expenses	$3,057	$4,279

Carrying values and fair values of financial instruments that are not carried at fair value at June 30, 2017 and December 31, 2016 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2017	2016	2017	2016
Level 2
Variable rate debt	$435,389	$404,828	$438,000	$408,000
Fixed rate debt	$709,616	$711,153	$710,921	$706,332

Level 3
Mortgage and other notes receivable	$141,107	$133,493	$144,448	$133,229

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at June 30, 2017 and December 31, 2016, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 11. SUBSEQUENT EVENTS

Acadia

In July 2017, NHI acquired a 10-acre parcel of land (“Property”) for a cash price of $5,000,000. The land is adjacent to NHI’s TrustPoint Hospital in Murfreesboro, which is currently leased to Acadia Healthcare Company (“Acadia”). Terms of the ground lease provide that NHI receive a 7% lease rate from Acadia, which is expanding its operations to include an attached wing primarily situated on the adjacent land. Initially, the lease provides for a term of 10 years with a 2% annual escalator beginning in year 2019. Acadia has a purchase option on the Property during a window opening in 2020 and extending through June 2023. In connection with the ground lease, the window of Acadia’s existing purchase option on the TrustPoint Hospital facility was postponed from 2018 to 2020 and coincides with the option window on the Property.

Evolve

On August 7, 2017, we completed a first mortgage loan of $10,000,000 to Evolve Senior Living (“Evolve”) for the purchase of a 40 unit memory care facility in New Hampshire. The loan provides for annual interest of 8% and a maturity of five years plus renewal terms at the option of the borrower. NHI has the option to purchase the facility at fair market value after year two of the loan.

Credit Facility Modification

See Note 5 for information related to the August 2017 modification of our credit facility.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a principles-based approach for a broad range of revenue generating transactions, including the sale of real estate, which will generally require more estimates, judgment and disclosures than under current guidance. In August 2015 the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. ASU 2014-09 is now effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein.

The Company plans on adopting this standard using the modified retrospective method on January 1, 2018. The ASU provides for revenues from leases to continue to follow the guidance in Topics 840 and 842 and provides for loans to follow established guidance in Topic 310. Because this ASU specifically excludes these areas of our operations from its scope, we do not expect any impact to our accounting for lease revenue and interest income to result from the ASU. Additionally, the other significant types of contracts in which we engage, sales of real estate to customers, typically never remain executory across points in time. Because all performances obligations from these contracts would fall within a single period, the timing of our revenue recognition from sales of real estate is not expected to be affected by the ASU. We are in the initial stages of our evaluation of the ASU, whose eventual adoption is not expected to have a material impact on the timing and measurement of the Company’s income.

In February 2016 the FASB issued ASU 2016-02, Leases. Public companies will be required to apply ASU 2016-02 for all accounting periods beginning after December 15, 2018 - for calendar-year REITs this means application will be required beginning January 1, 2019. Early adoption is permitted. All leases with lease terms greater than one year are subject to ASU 2016-02 , including leases in place as of the adoption date. Management expects that, because of the ASU 2016-02’s emphasis on lessee accounting, ASU 2016-02 will not have a material impact on our accounting for leases. Consistent with present standards, NHI will continue to account for lease revenue on a straight-line basis for most leases. Also consistent with NHI’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized.

In February 2016 the FASB issued ASU 2016-02, Leases. Public companies will be required to apply ASU 2016-02 for all accounting periods beginning after December 15, 2018 - for calendar-year REITs this means application will be required beginning January 1, 2019. Early adoption is permitted. All leases with lease terms greater than one year are subject to ASU 2016-02 , including leases in place as of the adoption date. Management expects that, because of the ASU 2016-02’s emphasis on lessee accounting, ASU 2016-02 will not have a material impact on our accounting for leases. Consistent with present standards, NHI will continue to account for lease revenue on a straight-line basis for most leases. Also consistent with NHI’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized. We are in the initial stages of evaluating the extent of the effects, if any, that adopting the provisions of ASU 2016-12 in 2019 will have on NHI.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP we generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Because we are likely to continue to invest in loans and generate receivables, adoption of ASU 2016-13 in 2020 will have some effect on our accounting for these investments, though the nature of those effects will depend on the composition of our loan portfolio at that time; accordingly, we are in the initial stages of evaluating the extent of the effects, if any, that adopting the provisions of ASU 2016-13 in 2020 will have on NHI.

In November 2016 the FASB issued ASU 2016-18, Restricted Cash. ASU 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, generally by requiring the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. The adoption of ASU 2016-18 is not expected to have a material effect on our consolidated financial statements.

In January 2017 the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 will narrow the definition of a business in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. Currently the definition of outputs contributes to broad interpretations of the definition of a business. Additionally, the Standard provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases. For most of NHI’s acquisitions of investment property, this screen would be met and, therefore, not meet the definition of a business. ASU 2017-01 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. Early application of this standard is generally allowed for acquisitions acquired after the standard was issued but before the acquisition has been reflected in financial statements. We adopted the provisions of ASU 2017-01 in the first quarter of 2017. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements. Our acquisitions in 2017 were accounted for as asset acquisitions.

On June 7, 2017, FASB members unanimously confirmed their intention to approve the proposed changes to the hedge accounting guidance in ASC 815. The final guidance is expected to be issued in the third quarter of 2017 with a mandatory effective date for public business entities’ fiscal years beginning after December 15, 2018. Early adoption is available for interim periods immediately upon issuance of the final guidance. Key provisions in the updated guidance include 1) changing the measurement and presentation of ineffectiveness in the financial statements so that the entire change in the fair value of the hedging instrument (including amounts excluded from the assessment of effectiveness) will be presented in the same income statement line item in which the earnings effect of the hedged item is presented, 2) changing effectiveness testing to allow the assessment of effectiveness on a qualitative basis in certain circumstances, and 3) adjustments to fair value hedging to allow new strategies.

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

*
If our efforts to maintain the privacy and security of Company information are not successful, we could incur substantial costs and reputational damage, and could become subject to litigation and enforcement actions.

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

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical facility investments. Our portfolio consists of real estate investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments have included mortgages and other notes, marketable securities, and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). Through a RIDEA joint venture, we have invested in facility operations managed by independent third-parties. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

At June 30, 2017, we had investments in real estate and mortgage and other notes receivable involving 215 facilities located in 32 states. These investments involve 138 senior housing properties, 72 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $1,278,000) consisted of properties with an original cost of approximately $2,611,526,000, rented under triple-net leases to 29 lessees, and $141,107,000 aggregate net carrying value of mortgage and other notes receivable due from 10 borrowers.

Our investments in real estate are located within the United States and our investments in mortgage loans are secured by real estate located within the United States. We are managed as one unit for internal reporting and decision making. Therefore, our reporting reflects our financial position and operations as a single segment.

We classify all of the properties in our portfolio as either senior housing or medical properties. Because our leases represent different underlying revenue sources and result in differing risk profiles, we further classify our senior housing communities as either need-driven (assisted living and memory care communities and senior living campuses) or discretionary (independent living and entrance-fee communities.)

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of June 30, 2017 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	85	4,160		$32,666	24.0%	$756,361
Senior Living Campus	10	1,323		8,096	6.0%	162,007
Total Senior Housing - Need-Driven	95	5,483		40,762	30.0%	918,368
Senior Housing - Discretionary
Independent Living	29	3,212		23,019	16.9%	512,322
Entrance-Fee Communities	10	2,363		25,148	18.5%	595,179
Total Senior Housing - Discretionary	39	5,575		48,167	35.4%	1,107,501
Total Senior Housing	134	11,058		88,929	65.4%	2,025,869
Medical Facilities
Skilled Nursing Facilities	68	8,813		35,598	26.2%	524,040
Hospitals	3	181		3,846	2.8%	51,131
Medical Office Buildings	2	88,517	*	500	0.4%	10,486
Total Medical Facilities	73			39,944	29.4%	585,657
Total Real Estate Properties	207			$128,873	94.8%	$2,611,526

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	3	212		$1,762	1.3%	$18,126
Senior Housing - Discretionary	1	400		2,784	2.0%	69,244
Medical Facilities	4	270		362	0.3%	7,987
Other Notes Receivable	—	—		2,173	1.6%	45,750
Total Mortgage and Other Notes Receivable	8	882		7,081	5.2%	141,107
Total Portfolio	215			$135,954	100.0%	$2,752,633

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	207			$128,873	94.8%	$2,611,526
Mortgage and Other Notes Receivable	8			7,081	5.2%	141,107
Total Portfolio	215			$135,954	100.0%	$2,752,633

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	88	4,372		$34,428	25.3%	$774,487
Senior Living Campus	10	1,323		8,096	6.0%	162,007
Total Senior Housing - Need-Driven	98	5,695		42,524	31.3%	936,494
Senior Housing - Discretionary
Entrance-Fee Communities	11	2,763		27,932	20.5%	664,423
Independent Living	29	3,212		23,019	16.9%	512,322
Total Senior Housing - Discretionary	40	5,975		50,951	37.4%	1,176,745
Total Senior Housing	138	11,670		93,475	68.7%	2,113,239
Medical Facilities
Skilled Nursing Facilities	72	9,083		35,959	26.5%	532,027
Hospitals	3	181		3,846	2.8%	51,131
Medical Office Buildings	2	88,517	*	501	0.4%	10,486
Total Medical	77			40,306	29.7%	593,644
Other	—			2,173	1.6%	45,750
Total Portfolio	215			$135,954	100.0%	$2,752,633

Portfolio by Operator Type
Public	54			$24,747	18.2%	$255,777
National Chain (Privately-Owned)	27			23,309	17.1%	521,139
Regional	128			84,966	62.5%	1,934,702
Small	6			2,932	2.2%	41,015
Total Portfolio	215			$135,954	100.0%	$2,752,633

For the six months ended June 30, 2017, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; East Lake Capital Management; The Ensign Group; Health Services Management; Holiday Retirement; National HealthCare Corp; and Senior Living Communities.

As of June 30, 2017, our average effective annualized rental income was $8,085 per bed for skilled nursing facilities, $12,239 per unit for senior living campuses, $16,474 per unit for assisted living facilities, $14,333 per unit for independent living facilities, $21,285 per unit for entrance fee communities, $42,499 per bed for hospitals, and $11 per square foot for medical office buildings.

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

On December 16, 2016, the Federal Open Market Committee of the Federal Reserve announced an increase in its benchmark federal funds rate by 25 basis points. On March 15, 2017, a second 25-basis point rate increase was announced. Consensus has developed that a further rate increase is still likely for the remainder of 2017, according to Committee guidance. The anticipation of past and further increases in the federal funds rate in the coming year has been a primary source of much volatility in REIT equity markets. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. As interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk free rate.

For the six months ended June 30, 2017, approximately 26% of our revenue from continuing operations was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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
1 Based on $.95 per common share for the first and second quarter of 2017, annualized

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

We calculate our fixed charge coverage ratio as approximately 5.8x for the six months ended June 30, 2017 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 46). On an annualized basis, our consolidated net debt-to Adjusted EBITDA ratio is approximately 4.4x for the six months ended June 30, 2017 (in thousands):

Consolidated Total Debt	$1,145,005
Less: cash and cash equivalents	(3,470)
Consolidated Net Debt	$1,141,535

Adjusted EBITDA	$128,631
Annualizing Adjustment	128,631
Annualized impact of recent investments	4,066
	$261,328

Consolidated Net Debt to Adjusted EBITDA	4.4	x

According to the Administration on Aging (“AoA”) of the US Department of Health and Human Services, in 2014, the latest year for which data is available, 46.2 million people (or 14.5% of the population) were age 65 or older in the United States. Census estimates showed that, by 2040, those 65 or older are expected to comprise 21.7% of the population.
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
Equipped with the basics of financial security, many will be economically able to enter the market for senior housing. These strong demographic trends provide the context for continued growth in senior housing in 2017 and the years ahead. We plan to fund any new real estate and mortgage investments during 2017 using our liquid assets and debt financing. Should the weight of additional debt resulting from new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through an ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators who we make our priority, continue to be the key drivers of our business plan.

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

Significant Operators

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Six Months Ended June 30,				Lease
	Asset Class	Amount	2017		2016		Renewal
Holiday Retirement	ILF	$493,378	$21,908	17%	$21,908	20%	2031
Senior Living Communities	EFC	546,292	22,862	18%	19,711	18%	2029
National HealthCare Corporation	SNF	171,297	18,831	15%	19,087	17%	2026
Bickford Senior Living	ALF	414,921	19,273	15%	13,471	12%	Various
All others	Various	985,638	45,999	35%	37,925	34%	Various
		$2,611,526	$128,873		$112,102

Due to a combination of longer initial lease terms and generous escalators, straight line rent constituted a significant component of rental income recognized from the Holiday and Senior Living leases, whose communities we acquired in December 2013 and 2014, respectively. Straight-line rent of $3,698,000 and $4,482,000 was recognized from the Holiday lease for the six months ended June 30, 2017 and 2016, respectively. Straight-line rent of $3,492,000 and $3,591,000 was recognized from the Senior Living lease for the six months ended June 30, 2017 and 2016, respectively. From the Bickford leases, straight-line rent of $1,816,000 and $(2,000) was recognized for the six months ended June 30, 2017 and 2016, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

RIDEA

On September 30, 2016, NHI and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford Senior Living (“Bickford”) entered into a definitive agreement terminating our joint venture consisting of the ownership and operation of 35 properties and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary (“PropCo”) which owned 35 assisted living/memory care facilities including three newly-opened facilities, plus two facilities in development. The facilities were leased to an operating company (“OpCo”), in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. The joint venture was structured to comply with the provisions of RIDEA. With the unwinding, NHI shareholders have become the 100% beneficiaries of our rental operations with Bickford, and we no longer share pro rata in OpCo’s results of operations.

Investment Highlights

Since January 1, 2017, we have made or announced the following real estate and note investments ($ in thousands):

	Date	Properties	Asset Class	Amount
Lease Investments
Ravn Senior Solutions	February 2017	2	SHO	$16,100
Prestige Care	March 2017	1	SHO	26,200
The LaSalle Group	March 2017	5	SHO	61,865
The Ensign Group	March 2017	1	SNF	15,096
Bickford Senior Living	June 2017	1	SHO	10,400
Acadia Healthcare Company	July 2017	1	HOSP	5,000

Note Investments
Bickford Senior Living	January 2017	1	SHO	14,000
Evolve Senior Living	August 2017	1	SHO	10,000
				$158,661

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

Bickford

On January 17, 2017, we extended a construction loan facility of up to $14,000,000 to Bickford to develop and operate an assisted living/memory care community in Michigan. The total amount funded as of June 30, 2017 was $2,006,000. In accordance with provisions governing the unwinding of our joint venture with Bickford, the loan bears 9% annual interest and is subject to a five year maturity. NHI has a purchase option on the properties at stabilization, whereby rent will be set with a floor of 9.55%, based on NHI’s total investment.

On June 1, 2017, we acquired an assisted living/memory-care facility totaling 60 units in Lansing, Michigan, for $10,400,000 in cash, inclusive of $200,000 in closing costs. Additionally, we have committed to the funding of $475,000 in specified capital improvements, which will be added to the lease base. We leased the facility to Bickford Senior Living (“Bickford”) for an initial term of 15 years plus renewal options. The initial lease rate is 7.25%, plus annual fixed escalators. We accounted for the acquisition as an asset purchase.

Effective May 1, 2017, NHI and Bickford announced a new amended and restated master lease covering 20 Bickford properties. Under terms of the new master lease, the base term for these properties will now extend to May 2031. Additionally, effective June 28, 2017, the leases of thirteen properties acquired in June 2013 and initially set for expiration in June 2018 have been renewed and extended through June 2023.

For 2017 our Bickford portfolio includes three master leases structured as following:

	Lease Expiration
	Sept / Oct 2019	June 2023	May 2031	Total
Number of Properties	10	13	20	43
2017 Contractual Rent	$8,994	$10,809	$16,620	$36,423
Straight Line Rent Adjustment	(347)	226	4,378	4,257
Total Revenues	$8,647	$11,035	$20,998	$40,680

Acadia

On July 28, 2017, NHI acquired a 10-acre parcel of land (“Property”) for a cash price of $5,000,000. The land is adjacent to NHI’s TrustPoint Hospital in Murfreesboro, which is currently leased to Acadia Healthcare Company (“Acadia”). Terms of the ground lease provide that NHI receive a 7% lease rate from Acadia, which is expanding its operations to include an attached wing primarily situated on the adjacent land. Initially, the lease provides for a term of 10 years with a 2% escalator beginning in year 2019. Acadia has a purchase option on the Property during a window opening in 2020 and extending through June 2023. In connection with the ground lease, the window of Acadia’s existing purchase option on the Polaris Hospital facility was postponed from 2018 to 2020 and coincides with the option window on the Property.

Evolve

On August 7, 2017, we completed a first mortgage loan of $10,000,000 to Evolve Senior Living (“Evolve”) for the purchase of a 40 unit memory care facility in New Hampshire. The loan provides for annual interest of 8% and a maturity of five years plus renewal terms at the option of the borrower. NHI has the option to purchase the facility at fair market value after year two of the loan.

Other Portfolio Activity

HSM Lease Extension

Effective as of May 1, 2017, we amended and extended our lease with Health Services Management (“HSM”) covering six skilled nursing facilities in Florida. The amended lease calls for $9,800,000 in first year cash rent, plus fixed annual escalators over a 12-year term. The new agreement replaced the lease set to expire September 30, 2017, which provided for a total cash rent of $7,241,000 in 2016.

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the six months ended June 30, 2017, except as noted above, we did not have any renewing or expiring leases.

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

Potential Effects of Medicare Reimbursement

Our tenants who operate skilled nursing facilities receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. The Centers for Medicare & Medicaid Services (“CMS”) released a final rule outlining a 1.6% increase in their Medicare reimbursement for fiscal 2017 beginning on October 1, 2016. On April 27, 2017, CMS released an Advance Notice of Proposed Rulemaking which outlined a 1% market basket increase for fiscal 2018. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to skilled nursing facilities. Accordingly, for the near-term, we are treating as cautionary the Federal Government’s recent re-commitment, after debating a ‘chained CPI’ indexing, to fully index Social Security to inflation. In this cautious approach, any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	June 30,		Period Change
	2017	2016	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$8,992	$7,102	$1,890	26.6%
8 EFCs and 1 SLC leased to Senior Living Communities	9,685	8,060	1,625	20.2%
5 ALFs leased to The LaSalle Group	1,082	—	1,082	NM
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	2,297	1,499	798	53.2%
ALFs leased to Chancellor Health Care	1,874	1,152	722	62.7%
2 ALFs and 3 SNFs leased to Prestige Senior Living	1,416	934	482	51.6%
6 SNFs leased to Health Services Management	2,250	1,797	453	25.2%
16 leased SNFs transitioned from Legend to Ensign Group	4,800	4,395	405	9.2%
ILFs leased to an affiliate of Holiday Retirement	9,105	8,713	392	4.5%
Other new and existing leases	17,985	18,079	(94)	(0.5)%
	59,486	51,731	7,755	15.0%
Straight-line rent adjustments, new and existing leases	6,249	5,297	952	18.0%
Total Rental Income	65,735	57,028	8,707	15.3%
Interest income from mortgage and other notes
Traditions of Owatonna mortgage note[1]	1,010	96	914	NM
SLM mortgage, mezzanine, and construction loans	505	2	503	NM
Timber Ridge mortgage and construction loans	1,292	2,014	(722)	(35.8)%
Other new and existing mortgages	1,185	1,195	(10)	(0.8)%
Total Interest Income from Mortgage and Other Notes	3,992	3,307	685	20.7%
Investment income and other	109	869	(760)	(87.5)%
Total Revenue	69,836	61,204	8,632	14.1%
Expenses:
Depreciation
ALFs operated by Bickford Senior Living	2,856	2,240	616	27.5%
8 EFCs and 1 SLC leased to Senior Living Communities	3,580	3,132	448	14.3%
5 ALFs leased to The LaSalle Group	429	—	429	NM
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	780	555	225	40.5%
Other new and existing assets	9,184	8,768	416	4.7%
Total Depreciation	16,829	14,695	2,134	14.5%
Interest, including amortization of debt issuance costs and discounts	11,828	10,666	1,162	10.9%
Payroll and related compensation expenses	1,226	955	271	28.4%
Non-cash compensation expense	342	251	91	36.3%
Loan and realty losses	—	14,726	(14,726)	NM
Other expenses	1,366	1,311	55	4.2%
	31,591	42,604	(11,013)	(25.8)%
Income before equity-method investee, TRS tax benefit, investment and
other gains and noncontrolling interest	38,245	18,600	19,645	105.6%
Loss from equity-method investee	—	(57)	57	NM
Income tax benefit attributable to taxable REIT subsidiary	—	23	(23)	NM
Investment and other gains	—	26,415	(26,415)	NM
Net income	38,245	44,981	(6,736)	(15.0)%
Less: net income attributable to noncontrolling interest	—	(386)	386	NM
Net income attributable to common stockholders	$38,245	$44,595	$(6,350)	(14.2)%

NM - not meaningful
[1] Unamortized note discount recognized upon note payoff

Financial highlights of the quarter ended June 30, 2017, compared to the same quarter of 2016 were as follows:

•
Rental income increased $8,707,000, or 15.3%, primarily as a result of new investments funded in 2016 and during the first and second quarters of 2017. The increase in rental income included a $952,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $685,000, primarily due to the recognition of an unamortized note discount related to a mortgage note which was paid in full during the quarter. We expect total interest income from our loan portfolio to decrease as repayments of our $94,500,000 construction loan to Timber Ridge began in October 2016 and we expect full repayment during 2017. Repayments amounted to $76,220,000 as of June 30, 2017.

•	Depreciation expense increased $2,134,000 primarily due to new real estate investments completed since the second quarter of 2016.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $1,162,000 primarily as a result of an increase in 30-day LIBOR, which is the benchmark for our revolving debt, and the refinancing of $75,000,000 in September 2016 to an 8-year note with annual interest at 3.93%.

•	Payroll and related expenses increased $271,000 due primarily to the addition of new corporate employees and the expense of certain incentive bonuses.

•
Non-cash stock-based compensation expense increased $91,000 when compared to the prior year due to a higher estimated fair value for current year option grants based on the Black-Scholes pricing model.

•
Loan and realty losses of $14,726,000 for the quarter ended June 30, 2016 relate to transactional write-offs involving the acquisition of eight skilled nursing facilities from Legend and transition of a total of 15 SNF leases to Ensign.

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2017	2016	$	%
Revenues:
Rental income
ALFs operated by Bickford Senior Living	17,456	13,473	3,983	29.6%
7 EFCs and 1 SLC leased to Senior Living Communities	19,370	16,120	3,250	20.2%
15 SNFs leased to Ensign Group transitioned from Legend	9,350	6,785	2,565	37.8%
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	4,559	2,670	1,889	70.7%
ALFs leased to Chancellor Health Care	3,746	2,302	1,444	62.7%
5 ALFs leased to The LaSalle Group	1,274	—	1,274	NM
ILFs leased to an affiliate of Holiday Retirement	18,210	17,426	784	4.5%
Other new and existing leases	42,903	42,743	160	0.4%
	116,868	101,519	15,349	15.1%
Straight-line rent adjustments, new and existing leases	12,005	10,583	1,422	13.4%
Total Rental Income	128,873	112,102	16,771	15.0%
Interest income from mortgage and other notes
Timber Ridge mortgage and construction loans	2,647	3,710	(1,063)	(28.7)%
Senior Living Communities construction and mezzanine loans	801	430	371	86.3%
SLM mortgage, mezzanine, and construction loans	970	5	965	NM
Traditions of Owatonna mortgage note[1]	1,104	192	912	NM
Mortgage and other notes paid off during the period	78	547	(469)	(85.7)%
Other new and existing mortgages	1,481	1,584	(103)	(6.5)%
Total Interest Income from Mortgage and Other Notes	7,081	6,468	613	9.5%
Investment income and other	271	1,652	(1,381)	(83.6)%
Total Revenue	136,225	120,222	16,003	13.3%
Expenses:
Depreciation
ALFs operated by Bickford Senior Living	5,727	4,290	1,437	33.5%
15 SNFs leased to Ensign Group transitioned from Legend	2,794	1,846	948	51.4%
7 EFCs and 1 SLC leased to Senior Living Communities	7,168	6,265	903	14.4%
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	1,553	1,000	553	55.3%
ALFs leased to Chancellor Health Care	1,218	716	502	70.1%
Other new and existing assets	14,523	14,312	211	1.5%
Total Depreciation	32,983	28,429	4,554	16.0%
Interest expense and amortization of debt issuance costs and discounts	23,489	20,928	2,561	12.2%
Payroll and related compensation expenses	3,086	2,006	1,080	53.8%
Compliance, consulting and professional fees	1,233	1,411	(178)	(12.6)%
Non-cash share-based compensation expense	1,865	1,230	635	51.6%
Loan and realty losses	—	14,726	(14,726)	NM
Other expenses	1,182	1,206	(24)	(2.0)%
	63,838	69,936	(6,098)	(8.7)%
Income before equity-method investee, TRS tax benefit, investment and other gains and noncontrolling interest	72,387	50,286	22,101	44.0%
Loss from equity-method investee	—	(460)	460	NM
Income tax (expense) benefit attributable to taxable REIT subsidiary	—	184	(184)	NM
Investment and other gains	10,088	28,080	(17,992)	(64.1)%
Net income	82,475	78,090	4,385	5.6%
Less: Net income attributable to noncontrolling interest	—	(770)	770	NM
Net income attributable to common stockholders	$82,475	$77,320	$5,155	6.7%

NM - not meaningful
[1] Unamortized note discount recognized upon note payoff

Financial highlights of the six months ended June 30, 2017, compared to the same period in 2016 were as follows:

•
Rental income increased $16,771,000, or 15.0%, primarily as a result of new investments funded in 2016 and during the first and second quarters of 2017. The increase in rental income included a $1,422,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $613,000, primarily due to the recognition of an unamortized note discount related to a mortgage note which was paid in full during the second quarter. We expect total interest income from our loan portfolio to decrease as repayments of our $94,500,000 construction loan to Timber Ridge began in October 2016 and we expect full repayment during 2017. Repayments amounted to $76,220,000 as of June 30, 2017.

•	Depreciation expense increased $4,554,000 primarily due to new real estate investments completed since the second quarter of 2016.

•
Interest expense, including amortization of debt issuance costs and discounts, increased $2,561,000 primarily as a result of an increase in 30-day LIBOR, which is the benchmark for our revolving debt, and the refinancing of $75,000,000 in September 2016 to an 8-year note with annual interest at 3.93%.

•	Payroll and related expenses increased $1,080,000 due primarily to the addition of new corporate employees and the expense of certain incentive bonuses.

•
Loan and realty losses of $14,726,000 for the quarter ended June 30, 2016 relate to transactional write-offs involving the acquisition of eight skilled nursing facilities from Legend and transition of a total of 15 SNF leases to Ensign.

•	Investment and other gains includes $10,038,000 from the sale of marketable securities.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of cash include rent payments, principal and interest payments on mortgage and other notes receivable, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our term loans and revolving credit facility. Our primary uses of cash include debt service payments (both principal and interest), new investments in real estate and notes, dividend distributions to our shareholders and general corporate overhead.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Six Months Ended June 30,		One Year Change
	2017	2016	$	%
Cash and cash equivalents at beginning of period	$4,832	$13,286	$(8,454)	(63.6)%
Net cash provided by operating activities	94,948	83,195	11,753	14.1%
Net cash used in investing activities	(127,911)	(230,525)	102,614	(44.5)%
Net cash provided by financing activities	31,601	137,920	(106,319)	(77.1)%
Cash and cash equivalents at end of period	$3,470	$3,876	$(406)	(10.5)%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2017 increased as compared to 2016 primarily as a result of the collection of lease payments on new real estate investments since June 2016.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2017 was comprised primarily of $170,698,000 of investments in real estate and notes which were partially offset by the collection of principal on mortgage and other notes receivable and sales of marketable securities. In 2016 real estate acquisitions required the expenditure of $288,879,000, consisting primarily of a 5-property portfolio acquired from Bickford, the extensive reconfiguration of our SNF holdings in Texas in the Ensign acquisition, and a $66,000,000 investment in two entrance fee continuing care retirement communities (“CCRCs”) in Connecticut. We further invested, net of collections, an additional $25,818,000 in mortgage and other notes receivable. Offsetting this outlay were receipts of $27,723,000 from facility sales in the Ensign reconfiguration and proceeds from sales of marketable securities of $56,449,000.

Financing Activities – The change in net cash related to financing activities for the six months ended June 30, 2017 compared to the same period in 2016 is primarily the result of net borrowings of $30,000,000 on our revolving credit facility and $79,772,000 in proceeds from stock issuances. These capital sources were partially offset by dividends paid to stockholders which increased $7,450,000 over the same period in 2016 due to a 5.6% increase in our per share dividend and the issuance of additional common shares.

Liquidity

At June 30, 2017, our liquidity was strong, with $365,470,000 available in cash and borrowing capacity on our revolving credit facility.

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

On August 3, 2017, we amended our unsecured $800,000,000 credit facility, scheduled to mature in August 2020, consolidated our three bank term loans into a single $250,000,000 term loan and extended the maturity of the term loan and $550,000,000 revolving credit facility to August 2022. The facility provides for floating interest on the term loan and revolver to be initially set at 30-day LIBOR plus 130 and 115 bps, respectively, based on current leverage metrics. Additional significant amendments to the facility include the refinement of the collateral pool, imposition of a 0% floor LIBOR base, movement from the payment of unused commitment fees to a facility fee of 20 basis points and the composition of creditors participating in our loan syndication. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” On August 8, 2017, we amended our private placement term loan agreements to largely conform those agreements with our bank credit facility.

Upon closing the facility, we expect to incur approximately $4,000,000 in debt issuance costs, of which we anticipate the capitalization of approximately $3,500,000, subject to amortization over the life of the credit facility. We expect to expense the difference of approximately $500,000, primarily as costs associated with participation by syndication members whose role in the amended facility had been reduced or eliminated.

Our existing interest rate swap agreements collectively will continue through 2020 to hedge against fluctuations in variable interest rates applicable to the $250,000,000 term loan. Some new hedge inefficiency will result from introducing to the debt instrument a LIBOR floor that is not currently present in the hedges. To better reflect earnings, at the earliest allowable date we expect to adopt the proposed ASU discussed in Note 12 to the condensed consolidated financial statements, among whose provisions is expected to be the requirement to reflect the entire change in the fair value of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented.

Should the anticipated ASU not be issued in the third quarter of 2017, NHI would be subject to a one-time adjustment to reflect the hedging mismatch caused by the inclusion of the 0% LIBOR floor in calculating our floating interest rate. The potential amount of initial mismatch, which would be reflected in current income as a non-cash item, will depend on conditions in the financial markets, but could be as much as $400,000. Subsequent adjustments to the fair value of the hedge reflecting the hedge inefficiency would be anticipated to be of a smaller magnitude. Conversely, large swings in interest rates during a quarter, and prior to issuance of the new ASU, could potentially trigger large adjustments during that quarter. We expect to replace our existing hedges upon their expiration in 2020.

At June 30, 2017, we had $362,000,000 available to draw on the revolving portion of our credit facility. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

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

In March 2017, we accessed our at-the market (“ATM”) equity program. With an average price for shares sold of $72.31, we issued 1,123,184 common shares resulting in net proceeds of $79,772,000, which we used to pay down our revolving credit facility.

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

During the three months ended June 30, 2017, we undertook targeted open-market repurchases of certain of the convertible notes. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. The total balance of notes repurchased and retired through June 30, 2017, net of unamortized original issue discount and associated issuance costs, was $2,339,000, resulting in the recognition of a loss on the note retirement for the three months ended June 30, 2017, of $96,000, calculated as the excess of cash paid over the carrying value of that portion of the notes accounted for as debt. For the retirement of that portion of the outlay allocated to the fair value of the conversion feature, we charged $337,000 to additional paid in capital.

Generally, the targeted noteholders have been and will continue to be large institutional investors who may also hold a position in our common stock. The focus on “sophisticated investors,” will likely restrict the extent of the program to only a portion of our noteholders. Beginning with favorable market conditions, the circumstances enumerated above outline when, from time to time, we might expect to find the climate favorable for us to negotiate a fair price with these stakeholders. We expect to extend the targeted repurchase program to allow willing sellers the opportunity to participate, though we anticipate that the continuity of the buy-backs will likely be affected by quarterly and event-specific blackout periods, if any. Critical to our ability to prolong the targeted repurchase program is the necessity that we continue in compliance with all restrictive covenants embodied in our institutional debt. Should we be successful in negotiating further buy-backs of our notes, we expect each transaction to stand on its own merits as either an open-market or privately negotiated transaction.

To mitigate our exposure to interest rate risk, we have entered into the following interest rate swap contracts on our bank term loans as of June 30, 2017 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$(33)
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(1,083)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(1,941)

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. Hedge ineffectiveness related to our cash flow hedges, which is reported in current period earnings as interest expense, was not significant for the three months ended June 30, 2017 and 2016.

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

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For additional information on our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations and Contingent Liabilities below. As described in Note 1 to the condensed consolidated financial statements, our loans and leases with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed below under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at June 30, 2017, due to these off-balance sheet items, would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 3 and 6 to the condensed consolidated financial statements.

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
Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for notes outstanding of $197,575,000 at June 30, 2017, delivers an excess of $24,117,680, whereas the use of another price point would give a different result.
The conversion feature is generally available to the noteholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes will require management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes will be recognized first as a settlement of the notes at par and then will be recognized in income to the extent the portion allocated to the debt instrument differs from par value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations and Contingent Liabilities

For our contractual obligations as of December 31, 2016, see our Management's Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2016.

Commitments and Contingencies

The following tables summarize information as of June 30, 2017 related to our outstanding commitments and contingencies which are more fully described in the notes to the condensed consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(51,871,000)	$8,129,000
Bickford Senior Living	SHO	Construction	28,000,000	(8,126,000)	19,874,000
Senior Living Communities	SHO	Revolving Credit	29,000,000	(15,742,000)	13,258,000
			$117,000,000	$(75,739,000)	$41,261,000

See Note 3 to the condensed consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2017. Funding of the promissory note commitment to Bickford is expected to transpire monthly throughout 2017.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(14,000,000)	$42,000,000
Bickford Senior Living	SHO	Construction	56,500,000	(53,857,000)	2,643,000
Chancellor Health Care	SHO	Construction	650,000	(62,000)	588,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(5,900,000)	4,100,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	—	2,400,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Woodland Village	SHO	Renovation	350,000	(248,000)	102,000
			$129,800,000	$(76,688,000)	$53,112,000

We remain obligated to purchase, from a developer, three new skilled nursing facilities in Texas for $42,000,000 which are leased to Legend and subleased to Ensign. The three facilities are under construction by the developer.

We are committed to the development of five senior housing facilities in Illinois and Virginia leased and managed by Bickford, each consisting of 60 private-pay assisted living and memory care units. Total costs funded includes land and development costs incurred on the project as of June 30, 2017. One facility opened in July 2016, two opened in October 2016, one opened in April 2017 and one is planned to open in the third quarter of 2017.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford / Sycamore	SHO	Lease Inducement	$10,000,000	$(2,000,000)	$8,000,000
East Lake Capital Management	SHO	Lease Inducement	8,000,000	—	8,000,000
Sycamore Street (Bickford affiliate)	SHO	Letter-of-credit	1,930,000	—	1,930,000
Ravn Senior Solutions	SHO	Lease Inducement	1,500,000	—	1,500,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$27,430,000	$(2,000,000)	$25,430,000

See Note 2 to the condensed consolidated financial statements for a description of contingent earnouts made to Ravn, LaSalle and Prestige.

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our condensed consolidated balance sheet within accounts payable and accrued expenses.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo (see Note 2). At June 30, 2017, our commitment on the letter of credit totaled $1,930,000. As of June 30, 2017, our direct support of Sycamore is limited to our guarantee on the letter of credit established for their benefit. Sycamore, as an affiliate company of Bickford, is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

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

Funds From Operations - FFO

Our FFO per diluted common share for the six months ended June 30, 2017 increased $0.23 (8.8%) over the same period in 2016. FFO increased primarily as the result of our new real estate investments since June 2016 and $10,038,000 of gains recognized on the sale of marketable securities. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the six months ended June 30, 2017 increased $0.19 (8.0%) over the same period in 2016. Normalized FFO increased primarily as the result of our new real estate investments since June 2016. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the six months ended June 30, 2017 increased $0.17 (7.9%) over the same period in 2016 due primarily to the impact of real estate investments completed since June 2016. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the six months ended June 30, 2017 increased $12,352,000 (14.7%) over the same period in 2016, due primarily to the impact of real estate investments completed since June 2016. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$38,245	$44,595	$82,475	$77,320
Elimination of certain non-cash items in net income:
Depreciation	16,829	14,695	32,983	28,429
Depreciation related to noncontrolling interest	—	(308)	—	(615)
Net gain on sales of real estate	—	(2,928)	(50)	(4,582)
NAREIT FFO attributable to common stockholders	55,074	56,054	115,408	100,552
Gain on sale of marketable securities	—	(23,487)	(10,038)	(23,498)
Loss on debt extinguishment	96	—	96	—
Non-cash write-off of straight-line rent receivable	—	8,326	—	8,326
Write-off of lease intangible	—	6,400	—	6,400
Revenue recognized due to early lease termination	—	(303)	—	(303)
Recognition of unamortized note discount and early payment penalty	(922)	—	(922)	—
Normalized FFO attributable to common stockholders	54,248	46,990	104,544	91,477
Straight-line lease revenue, net	(6,249)	(5,297)	(12,005)	(10,583)
Straight-line lease revenue, net, related to noncontrolling interest	—	(10)	—	(19)
Amortization of original issue discount	288	285	581	567
Amortization of debt issuance costs	581	586	1,193	1,172
Amortization of debt issuance costs related to noncontrolling interest	—	(9)	—	(18)
Normalized AFFO	48,868	42,545	94,313	82,596
Non-cash share based compensation	342	251	1,865	1,230
Normalized FAD	$49,210	$42,796	$96,178	$83,826

BASIC
Weighted average common shares outstanding	40,982,244	38,520,221	40,468,024	38,460,934
NAREIT FFO per common share	$1.34	$1.46	$2.85	$2.61
Normalized FFO per common share	$1.32	$1.22	$2.58	$2.38
Normalized AFFO per common share	$1.19	$1.10	$2.33	$2.15

DILUTED
Weighted average common shares outstanding	41,245,173	38,561,384	40,679,345	38,488,088
NAREIT FFO per common share	$1.34	$1.45	$2.84	$2.61
Normalized FFO per common share	$1.32	$1.22	$2.57	$2.38
Normalized AFFO per common share	$1.18	$1.10	$2.32	$2.15

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$38,245	$44,981	$82,475	$78,090
Interest expense at contractual rates	10,957	9,991	21,779	19,505
Franchise, excise and other taxes	267	273	534	555
Income tax of taxable REIT subsidiary	—	(23)	—	(184)
Depreciation	16,829	14,695	32,983	28,429
Amortization of debt issuance costs and bond discount	869	871	1,774	1,739
Net gain on sales of real estate	—	(2,928)	(50)	(4,582)
Gain on sale of marketable securities	—	(23,487)	(10,038)	(23,498)
Loss on debt extinguishment	96	—	96	—
Non-cash write-off of straight-line rent receivable	—	8,326	—	8,326
Write-off of lease intangible	—	6,400	—	6,400
Revenue recognized due to early lease termination	—	(303)	—	(303)
Recognition of unamortized note discount and early payment penalty	(922)	—	(922)	—
Adjusted EBITDA	$66,341	$58,796	$128,631	$114,477

Interest expense at contractual rates	$10,957	$9,991	$21,779	$19,505
Principal payments	198	191	394	381
Fixed Charges	$11,155	$10,182	$22,173	$19,886

Fixed Charge Coverage	5.9x	5.8x	5.8x	5.8x

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2017, we were exposed to market risks related to fluctuations in interest rates on approximately $188,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($362,000,000 at June 30, 2017) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2017, net interest expense would increase or decrease annually by approximately $940,000 or $0.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	June 30, 2017			December 31, 2016
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$197,575	17.0%	3.25%	$200,000	17.7%	3.25%
Unsecured term loans[2]	650,000	56.1%	3.87%	650,000	57.4%	4.01%
HUD mortgage loans[3]	45,447	3.9%	4.04%	45,841	4.0%	4.04%
Fannie Mae mortgage loans[4]	78,084	6.8%	3.79%	78,084	6.9%	3.79%

Variable rate:
Unsecured revolving credit facility	188,000	16.2%	2.38%	158,000	14.0%	2.27%
	$1,159,106	100.0%	3.52%	$1,131,925	100.0%	3.62%

[1] Differs from carrying amount due to unamortized discount and debt issuance costs.
[2] Includes five term loans; rate is a weighted average.
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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of June 30, 2017 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$393,771	$406,323	$381,667
Convertible senior notes	197,575	194,903	198,518	191,357
Fannie Mae mortgage loans	78,084	76,173	78,768	73,672
HUD mortgage loans	45,447	46,074	49,410	43,047

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2017, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $144,448,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $3,028,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $3,123,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2017.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the six months ended June 30, 2017, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, except for the addition of the risk factor that is stated as follows:

If our efforts to maintain the privacy and security of Company information are not successful, we could incur substantial costs and reputational damage, and could become subject to litigation and enforcement actions.

Our business, like that of other REITs, involves the receipt, storage and transmission of information about our Company, our tenants and borrowers, and our employees, some of which is entrusted to third-party service providers and vendors. We also work with third-party service providers and vendors to provide technology, systems and services that we use in connection with the receipt, storage and transmission of this information.

Our information systems, and those of our third-party service providers and vendors, may be vulnerable to continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or our information through fraud or deception of our associates, third-party service providers or vendors. Hardware, software or applications we obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any significant compromise or breach of our data security, whether external or internal, or misuse of our data, could result in significant costs, fines, lawsuits, and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in significant additional costs.

Item 5. Other Information.

On August 3, 2017, we amended our unsecured credit facility. See Note 5 to the condensed consolidated financial statements for more information.

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

10.1	Credit Agreement dated as of August 3, 2017 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 8, 2017	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer,

Date:	August 8, 2017	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)