Form 10-Q
period 2017-09-30
NATIONAL HEALTH INVESTORS INC
filed 2017-11-08
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 41,532,154 shares of common stock outstanding of the registrant as of November 6, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets:
Real estate properties:
Land	$188,783	$172,003
Buildings and improvements	2,421,302	2,285,122
Construction in progress	10,835	15,729
	2,620,920	2,472,854
Less accumulated depreciation	(363,035)	(313,080)
Real estate properties, net	2,257,885	2,159,774
Mortgage and other notes receivable, net	149,299	133,493
Cash and cash equivalents	3,926	4,832
Straight-line rent receivable	90,224	72,518
Other assets	18,598	33,016
Total Assets	$2,519,932	$2,403,633

Liabilities and Equity:
Debt	$1,111,292	$1,115,981
Accounts payable and accrued expenses	19,144	20,874
Dividends payable	39,454	35,863
Lease deposit liabilities	22,375	21,325
Total Liabilities	1,192,265	1,194,043

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
41,531,038 and 39,847,860 shares issued and outstanding, respectively	415	398
Capital in excess of par value	1,295,709	1,173,588
Cumulative net income in excess of dividends	34,262	29,873
Accumulated other comprehensive income (loss)	(2,719)	5,731
Total Stockholders' Equity	1,327,667	1,209,590
Total Liabilities and Equity	$2,519,932	$2,403,633

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2016 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues:
Rental income	$68,204	$59,272	$197,077	$171,374
Interest income from mortgage and other notes	3,045	3,669	10,125	10,136
Investment income and other	103	310	374	1,963
	71,352	63,251	207,576	183,473
Expenses:
Depreciation	17,023	15,240	50,006	43,668
Interest, including amortization of debt discount and issuance costs	12,241	10,816	35,730	31,745
Legal	215	156	417	406
Franchise, excise and other taxes	268	271	802	826
General and administrative	2,513	2,169	9,143	7,218
Loan and realty losses	—	1,131	—	15,856
	32,260	29,783	96,098	99,719

Income before equity-method investee, TRS tax expense, investment and
other gains and noncontrolling interest	39,092	33,468	111,478	83,754
Loss from equity-method investee	—	(754)	—	(1,214)
Income tax expense attributable to taxable REIT subsidiary	—	(933)	—	(749)
Investment and other gains	—	1,657	10,088	29,737
Net income	39,092	33,438	121,566	111,528
Less: net income attributable to noncontrolling interest	—	(406)	—	(1,176)
Net income attributable to common stockholders	$39,092	$33,032	$121,566	$110,352

Weighted average common shares outstanding:
Basic	41,108,699	39,283,919	40,681,582	38,735,262
Diluted	41,448,263	39,651,900	40,937,337	38,876,025

Earnings per common share:
Net income attributable to common stockholders - basic	$.95	$.84	$2.99	$2.85
Net income attributable to common stockholders - diluted	$.94	$.83	$2.97	$2.84

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$39,092	$33,438	$121,566	$111,528
Other comprehensive income (loss):
Change in unrealized gains (losses) on securities	—	119	(26)	7,576
Reclassification for amounts recognized in investment and other gains	—	—	(10,038)	(23,498)
Increase (decrease) in fair value of cash flow hedge	(290)	1,287	(515)	(6,525)
Reclassification for amounts recognized as interest expense	695	975	2,129	2,993
Total other comprehensive income (loss)	405	2,381	(8,450)	(19,454)
Comprehensive income	39,497	35,819	113,116	92,074
Less: comprehensive income attributable to noncontrolling interest	—	(406)	—	(1,176)
Comprehensive income attributable to common stockholders	$39,497	$35,413	$113,116	$90,898

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net income	$121,566	$111,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,006	43,668
Amortization	4,154	2,663
Straight-line rental income	(18,956)	(16,583)
Non-cash interest income on construction loans	(708)	(668)
Gain on sale of real estate	(50)	(4,582)
Loss on extinguishment of debt	591	—
Non-cash write-offs due to lease transition	—	15,856
Gain on sale of equity-method investee	—	(1,657)
Gain on sale of marketable securities	(10,038)	(23,498)
Non-cash stock-based compensation	2,270	1,481
Amortization of commitment fees and note receivable discounts	(393)	(303)
Amortization of lease incentives	69	—
Loss from equity-method investee	—	1,214
Change in operating assets and liabilities:
Other assets	(4,825)	34
Accounts payable, accrued expenses and other liabilities	2,274	163
Net cash provided by operating activities	145,960	129,316

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(44,729)	(75,522)
Collections of mortgage and other notes receivable	30,025	16,461
Investments in real estate	(133,251)	(288,965)
Investments in real estate development	(9,901)	(24,499)
Investments in renovations of existing real estate	(5,614)	(913)
Payment allocated to lease purchase option	—	(6,400)
Long-term escrow deposit	—	(4,500)
Proceeds from disposition of real estate properties	450	27,723
Proceeds from sale of marketable securities	18,182	56,449
Net cash used in investing activities	(144,838)	(300,166)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	9,000	94,600
Borrowings on term loans	250,000	75,000
Payments on term loans	(250,593)	(573)
Debt issuance costs	(4,149)	(114)
Taxes remitted in relation to employee stock options exercised	(586)	(1,135)
Proceeds from issuance of common shares, net	122,198	104,190
Convertible bond redemption	(14,312)	—
Distributions to noncontrolling interest	—	(1,305)
Distribution to acquire non-controlling interest	—	(6,462)
Dividends paid to stockholders	(113,586)	(102,440)
Net cash provided by (used in) financing activities	(2,028)	161,761

Decrease in cash and cash equivalents	(906)	(9,089)
Cash and cash equivalents, beginning of period	4,832	13,286
Cash and cash equivalents, end of period	$3,926	$4,197

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$32,004	$27,395
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to acquisition of non-controlling interest	$—	$10,546
Change in accounts payable related to investments in real estate development	$1,500	$980
Tenant investment in leased asset	$1,250	$—
Conversion of note balance into real estate investment	$—	$9,753

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balances at December 31, 2016	39,847,860	$398	$1,173,588	$29,873	$5,731	$1,209,590
Total comprehensive income	—	—	—	121,566	(8,450)	113,116
Partial redemption of equity component of convertible debt	—	—	(1,744)	—	—	(1,744)
Issuance of common stock, net	1,660,045	17	122,181	—	—	122,198
Shares issued on options exercised, net of shares withheld	23,133	—	—	—	—	—
Taxes remitted on employee stock options exercised	—	—	(586)	—	—	(586)
stock-based compensation	—	—	2,270	—	—	2,270
Dividends declared, $2.85 per common share	—	—	—	(117,177)	—	(117,177)
Balances at September 30, 2017	41,531,038	$415	$1,295,709	$34,262	$(2,719)	$1,327,667

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., (“NHI” or the “Company”) believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments that are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2016 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except regarding material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2016 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

Principles of Consolidation - The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”), if any. All intercompany transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests.

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

We apply Financial Accounting Standards Board (“FASB”) guidance for our arrangements with VIEs which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. In accordance with FASB guidance, management must evaluate each of the Company’s contractual relationships which creates a variable interest in other entities. If the Company has a variable interest and the entity is a VIE, then management must determine whether the Company is the primary beneficiary of the VIE. If it is determined that the Company is the primary beneficiary, NHI consolidates the VIE. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.

At September 30, 2017, we held an interest in eight unconsolidated VIEs and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Sources of Exposure
2012	Bickford / Sycamore	Various[1]	$21,196,000	$39,528,000	Notes 2, 3, 6
2014	Senior Living Communities	Notes and straight-line receivable	$35,862,000	$50,258,000	Note 2, 3
2014	Life Care Services affiliate	Notes receivable	$66,300,000	$73,852,000	Note 3
2015	East Lake Capital Mgmt.	Straight-line receivable	$2,816,000	$2,816,000	Note 2
2016	The Ensign Group developer	N/A	$—	$—	Note 2
2016	Senior Living Management	Notes and straight-line receivable	$25,880,000	$25,880,000	Note 3
2017	Ravn Senior Solutions	Straight-line receivable	$172,000	$172,000	Note 2
2017	Evolve Senior Living	Note receivable	$9,903,000	$9,903,000	Note 3
1 Notes & straight-line rent receivables, unamortized lease incentives and letter-of-credit commitment

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. When the above relationships involve leases, some additional exposure to economic loss is present. Generally, additional economic loss on a lease, if any, would be limited to that resulting from a short period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease. The potential extent of such loss will be dependent upon individual facts and circumstances, cannot be quantified, and is therefore not included in the tabulation above. Typically, the only carrying amounts involving our leases are accumulated straight-line receivables.

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

Noncontrolling Interest - We have excluded net income attributable to the noncontrolling interest from net income attributable to common shareholders in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016. As of December 31, 2016 and during the nine months ended September 30, 2017, we did not hold any noncontrolling interests.

Real Estate Properties - Real estate properties are recorded at cost or, if acquired through business combination, at fair value, including the fair value of contingent consideration, if any. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property. For properties acquired in transactions accounted for as asset purchases, the purchase price allocation is based on the relative fair values of the assets acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Cost also includes capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years, and improvements over their estimated useful lives ranging to 25 years. For contingent consideration arising from business combinations, the liability is adjusted to estimated fair value at each reporting date through earnings.

Reclassifications - We have reclassified certain balances where necessary to conform the presentation of prior periods to the current period. We have combined our investment in marketable securities into other assets in our Condensed Consolidated Balance Sheet at December 31, 2016. These reclassifications had no effect on previously reported net income. Additionally, we corrected an immaterial error in our Condensed Consolidated Statement of Comprehensive Income three months ended September 30, 2016 of $1,950,000, increasing Other Comprehensive Income to $35,819,000. The captions, “Reclassification for amounts recognized as interest expense,” “Total other comprehensive income (loss),” “Comprehensive income,” and “Comprehensive income attributable to common stockholders” in the Condensed Consolidated Statement of Comprehensive Income were affected.

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

NOTE 2. REAL ESTATE

As of September 30, 2017, we owned 207 health care real estate properties located in 32 states and consisting of 134 senior housing communities (“SHO”), 68 skilled nursing facilities (“SNF”), 3 hospitals and 2 medical office buildings. Our senior housing communities include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $1,298,000) consisted of properties with an original cost of approximately $2,619,622,000, rented under triple-net leases to 29 lessees.

During the nine months ended September 30, 2017, we made investments related to real estate as described below (dollars in thousands):

Operator	Date	Properties	Asset Class	Amount
Ravn Senior Solutions	February 2017	2	SHO	$16,100
Prestige Care	March 2017	1	SHO	26,200
The LaSalle Group	March 2017	5	SHO	61,865
The Ensign Group	March 2017	1	SNF	15,096
Bickford Senior Living	June 2017	1	SHO	10,400
Acadia Healthcare	July 2017	1	HOSP	4,840
				$134,501

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

In addition, we have committed to LaSalle certain earnout payments contingent on reaching and maintaining specified performance metrics. As earned, the earnout payments, totaling $5,000,000, would be due in installments of up to $2,500,000 for performance measured as of December 31, 2018, with any subsequently earned cumulative unpaid amounts to be measured and due as earned for the trailing periods ending December 31, 2019 and/or 2020. Upon funding, contingent payments earned will be added to the lease base.

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

Acadia

In July 2017, we acquired a 10-acre parcel of land (“Property”) for a cash price of $4,840,000. The Property was conveyed to NHI by a subsidiary of our tenant, Acadia Healthcare Company (“Acadia”), who is the lessee of NHI’s TrustPoint Hospital in Murfreesboro, Tennessee, which is situated on adjacent land. Our ground lease with Acadia covers a 10-year period and bears an initial rate of 7%, subject to escalation after the third year. Additionally, the lease confers a purchase option on the property, on which Acadia intends to construct a sister facility. The option opens in 2020, extends through June 2023, and is to be exercisable at our original purchase price. In connection with the ground lease, the window of Acadia’s existing purchase option on the TrustPoint Hospital facility was shifted from 2018 to 2020 to coincide with the option window on the Property. Of our total revenues, $638,000 and $608,000 were derived from Acadia for the three months ended September 30, 2017 and 2016, respectively and $1,854,000 and $1,824,000 were derived from Acadia for the nine months ended September 30, 2017 and 2016, respectively.

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

In April and August 2017, Bickford opened the last two of the five-facility development project announced in 2015. As of September 30, 2017, our Bickford lease portfolio consists of 43 facilities. Newly-constructed facilities have an annual lease rate of 9% at completion, after six months of free rent. NHI has a right to future Bickford acquisitions, development projects and refinancing transactions. Of these facilities, 35 were held in a RIDEA structure and operated as a joint venture until September 30, 2016, when NHI and Sycamore, an affiliate of Bickford, entered into a definitive agreement terminating the joint venture and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary (“PropCo”). The facilities were leased to an operating company (“OpCo”), in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture was structured to comply with the provisions of REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”). On September 30, 2016, we unwound the joint venture underlying the RIDEA and reacquired Bickford’s share of its assets. Effective May 1, 2017, NHI and Bickford announced a new amended and restated master lease covering 20 Bickford properties. Under terms of the new master lease, the base term for these properties will now extend to May 2031. Additionally, effective June 28, 2017, the leases of thirteen properties acquired in June 2013 and initially set for expiration in June 2018 have been renewed and extended through June 2023.

As of September 30, 2017 our Bickford portfolio includes three master leases structured as following (in thousands):

	Lease Expiration
	Sept / Oct 2019	June 2023	May 2031	Total
Number of Properties	10	13	20	43
2017 Annual Contractual Rent	$8,994	$10,809	$16,691	$36,494
Straight Line Rent Adjustment	(347)	226	4,885	4,764
Total Revenues	$8,647	$11,035	$21,576	$41,258

Of our total revenues, $10,897,000 (15%) and $8,528,000 (13%) were recognized as rental income from Bickford for the three months ended September 30, 2017 and 2016, including $1,600,000 and $484,000 in straight-line rent income, respectively. Of our total revenues, $30,170,000 (15%) and $21,999,000 (12%) were recognized as rental income from Bickford for the nine months ended September 30, 2017 and 2016, including $3,416,000 and $482,000 in straight-line rent income, respectively.

In September 2017, we transitioned the lease of a 126-unit assisted living portfolio from our then tenant as the result of material noncompliance with lease terms. On September 30, 2017, we entered with Bickford into a 10-year lease, beginning October 1. The agreement provides for an initial annual lease payment of $1,500,000 with a 4% escalator in effect for years two through four and 3% thereafter. Additionally, the lease provides a purchase option which opens immediately and is co-terminus with the lease. The option will be exercisable for the greater of $21,400,000 or at a capitalization rate of 8.5% on the forward 12-month rental at the time of exercise.

Holiday

As of September 30, 2017, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The master lease term of 17 years began in December 2013 and currently provides for a minimum escalator of 3.5% through the end of the lease term.

Of our total revenues, $10,954,000 (15%) and $10,954,000 (17%) were derived from Holiday for the three months ended September 30, 2017 and 2016, including $1,849,000 and $2,241,000 in straight-line rent income, respectively. Of our total revenues, $32,863,000 (16%) and $32,863,000 (18%) were derived from Holiday for the nine months ended September 30, 2017 and 2016, including $5,547,000 and $6,724,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of September 30, 2017, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Current year	$782	$733	$2,345	$2,199
Prior year final certification[1]	—	—	194	547
Total percentage rent income	$782	$733	$2,539	$2,746
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,318,000 (13%) and $9,270,000 (15%) were derived from NHC for the three months ended September 30, 2017 and 2016, respectively and $28,149,000 (14%) and $28,357,000 (15%) were derived from NHC for the nine months ended September 30, 2017 and 2016, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of September 30, 2017, NHC owned 1,630,462 shares of our common stock.

Senior Living Communities

As of September 30, 2017, we leased nine retirement communities totaling 1,970 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 4% in 2018 and 3% thereafter.

Of our total revenues, $11,431,000 (16%) and $9,855,000 (16%) in rental income were derived from Senior Living for the three months ended September 30, 2017 and 2016, respectively, including $1,746,000 and $1,795,000 in straight-line rent income. Of our total revenue, $34,293,000 (17%) and $29,566,000 (16%) in lease revenues were derived from Senior Living for the nine months ended September 30, 2017 and 2016, respectively, including $5,238,000 and $5,386,000 in straight-line rent.

On August 25, 2017, we committed to funding up to $6,830,000 toward a facilities upgrade program. Senior Living’s contribution to the program will include continuing its capital expenditures in amounts exceeding its contractual lease commitments and covering identified needs within the nine-facility independent living portfolio discussed above. Amounts funded by NHI will be added to the lease base on which NHI’s rental income is calculated. No funding had occurred under the agreement as of September 30, 2017.

Other Lease Activity

Tenant Non-Compliance

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving lease coverage and arrearages to certain vendors. Rent to the Company was current as of September 30, 2017. For the nine months ended September 30, 2017, lease revenues from the tenant and its affiliates comprise less than 4% of our rental income, and the related straight-line rent receivable was approximately $3,200,000 at September 30, 2017. We continue to work with the tenant to resolve these defaults.

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

Dispositions

On March 22, 2016, we sold a skilled nursing facility in Idaho for cash consideration of $3,000,000. The carrying value of the facility was $1,346,000, and we recorded a gain of $1,654,000. For the nine months ended September 30, 2016, lease income from the property was $73,000. In May 2016 we sold two skilled nursing facilities for total consideration of $24,600,000 and realized a gain of $2,805,000 on the disposal. In June 2016, we recognized a gain of $123,000 on the sale of a vacant land parcel. No significant dispositions have occurred in 2017.

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At September 30, 2017, we had net investments in mortgage notes receivable with a carrying value of $105,715,000, secured by real estate and UCC liens on the personal property of 9 facilities, and other notes receivable with a carrying value of $43,584,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at September 30, 2017 or December 31, 2016.

Bickford

At September 30, 2017, our construction loans to Bickford are summarized as follows:

	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(8,703,000)	Illinois
January 2017	9%	5 years	14,000,000	(2,895,000)	Michigan
			$28,000,000	$(11,598,000)

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

Evolve

On August 7, 2017, we completed a first mortgage loan of $10,000,000 to Evolve Senior Living (“Evolve”) for the purchase of a 40 unit memory care facility in New Hampshire. The loan provides for annual interest of 8% and a maturity of five years plus renewal terms at the option of the borrower. Terms of the loan grant NHI a 10% participation in the property’s appreciation during the period the loan is outstanding, and NHI also has the option to purchase the facility at fair market value after the second year of the loan. Our loan to Evolve represents a variable interest. Evolve is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $52,448,000 of Note A as of September 30, 2017. Note A is interest-only and is locked to prepayment for three years. After year three in February 2018, the prepayment penalty starts at 5% and declines 1% per year. Note B is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully drawn during 2016. We began receiving repayment with new resident entrance fees upon the opening of Phase II during the fourth quarter of 2016. Repayment of Note B amounted to $79,809,000 as of September 30, 2017.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined.

Senior Living Communities

In connection with the acquisition in December 2014 of the properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $604,000 at September 30, 2017, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 2.33% at September 30, 2017, plus 6%.

In March 2016, we extended two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at September 30, 2017, and provide NHI with a purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest as does our lease, which is considered to be analogous to a financing arrangement. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell the facilities. The loans were fully funded as of September 30, 2017.

Our loans to SLM represent a variable interest as do our leases, which are analogous to financing arrangements. SLM is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE.

Other Note Activity

In June 2017 Traditions of Minnesota paid off the undiscounted balance of $4,256,000 on its mortgage note outstanding to NHI. With the early payoff, we recognized interest income of $922,000 related to a prepayment penalty and the retirement of the remaining unamortized discount.

NOTE 4. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable and other assets	$6,249	$9,017
Regulatory escrows	8,208	8,208
Reserves for replacement, insurance and tax escrows	4,141	4,046
Marketable securities	—	11,745
	$18,598	$33,016

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Convertible senior notes - unsecured (net of discount of $3,637 and $4,717)	$183,938	$195,283
Revolving credit facility - unsecured	167,000	158,000
Bank term loan - unsecured	250,000	250,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,423 and $1,487)	43,824	44,354
Fannie Mae term loans - secured, non-recourse	78,084	78,084
Unamortized loan costs	(11,554)	(9,740)
	$1,111,292	$1,115,981

Aggregate principal maturities of debt as of September 30, 2017 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended September 30,
2018	$814
2019	842
2020	871
2021	188,475
2022	417,931
Thereafter	518,973
1,127,906
Less: discount	(5,060)
Less: unamortized loan costs	(11,554)
$1,111,292

On August 3, 2017, we amended our unsecured $800,000,000 credit facility, originally scheduled to mature in June 2020, consolidating our three bank term loans into a single $250,000,000 term loan and providing for an extension of the maturity of the term loan and the $550,000,000 revolving credit facility to August 2022. The amended facility provides for floating interest on the term loan and revolver to be initially set at 30-day LIBOR plus 130 and 115 bps, respectively, based on current leverage metrics. Additional significant amendments to the facility include the refinement of the collateral pool, imposition of a 0% floor LIBOR base, movement from the payment of unused commitment fees to a facility fee of 20 basis points and the composition of creditors participating in our loan syndication. The employment of interest rate swaps to fix LIBOR on our bank term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

Our existing interest rate swap agreements collectively will continue through June 2020 to hedge against fluctuations in variable interest rates applicable to the $250,000,000 term loan. Some new hedge inefficiency will result from introducing to the debt instrument a LIBOR floor that is not present in the hedges. To better reflect earnings, in the first quarter of 2018 we expect to adopt the proposed ASU discussed in Note 12 to the condensed consolidated financial statements, below among whose provisions is expected to be the requirement to reflect the entire change in the fair value of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented.

At September 30, 2017, we had $383,000,000 available to draw on the revolving portion of our credit facility. The unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s board of directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

Our unsecured private placement term loans are summarized below (in thousands):

Amount	Inception	Maturity	Fixed Rate

$125,000	January 2015	January 2023	3.99%
50,000	November 2015	November 2023	3.99%
75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$400,000

On August 8, 2017, we amended our private placement term loan agreements to largely conform those agreements with the amendment to our bank credit facility which was noted above.

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. The notes are secured by facilities having a net book value of $108,573,000 at September 30, 2017.

As of September 30, 2017, we had outstanding $187,575,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”). Interest is payable April 1st and October 1st of each year. As adjusted for terms of the indenture, which, at inception in March 2014, initially called for a conversion rate and price of 13.93 shares and $71.81, respectively, the Notes are convertible at a conversion rate of 14.20 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $70.42 per share for a total of 2,663,745 underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option is considered an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because we have the ability and intent to settle the convertible securities in cash upon exercise, we use the treasury stock method to account for potential dilution. For the nine months ended September 30, 2017, dilution resulting from the conversion option within our convertible debt is 186,545 shares. If NHI’s current share price increases above the adjusted $70.42 conversion price, further dilution will be attributable to the conversion feature. On September 30, 2017, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $18,306,000.

The embedded conversion options (1) do not require net cash settlement, (2) are not conventionally convertible but can be classified in stockholders’ equity under Accounting Standards Codification (“ASC”) 815-40, and (3) are considered indexed to NHI’s own stock. Therefore, the conversion feature satisfies the conditions to qualify for an exception to the derivative liability rules, and the Notes are split into debt and equity components. The carrying value of the debt component is based upon the estimated fair value at the time of issuance of a similar debt instrument without the conversion feature and is now estimated to be approximately $181,503,000.

The $6,072,000 difference between the contractual principal and the carrying value of the debt represents unamortized debt issuance costs and discount. The initial value allocated to the debt was recorded as the equity component, represented the estimated value of the conversion feature of the instrument at issuance, and was offset by a like amount recorded as the discount on the Notes, which is being amortized to interest expense over the estimated term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs was approximately 3.9% based on our estimated non-convertible borrowing rate at the date the Notes were issued.

The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes. The remaining unamortized balance at September 30, 2017, was $2,435,000.

During the nine months ended September 30, 2017, we undertook targeted open-market repurchases of certain of the convertible notes. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. The total balance of notes repurchased and retired through September 30, 2017, net of unamortized original issue discount and associated issuance costs, was $12,003,000, resulting in the recognition of losses on the note retirements for the three and nine months ended September 30, 2017, of $495,000 and $591,000, respectively, calculated as the excess of cash paid over the carrying value of that portion of the notes accounted for as debt. For the retirement of that portion of the outlay allocated to the fair value of the conversion feature, $1,744,000 was charged to additional paid-in capital during the nine months ended September 30, 2017.

Our HUD mortgage loans are secured by ten properties leased to Bickford and having a net book value of $53,016,000 at September 30, 2017. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $8,962,000 and a net book value of $7,539,000, which approximates fair value.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest expense on debt at contractual rates	$10,225	$9,138	$30,570	$26,486
Losses reclassified from accumulated other
comprehensive income into interest expense	695	975	2,129	2,993
Ineffective portion of cash flow hedges	(350)	(26)	(350)	113
Capitalized interest	(301)	(144)	(462)	(460)
Loss on bond retirement	495	—	591	—
Charges taken on restructuring credit facility	584	—	584	—
Amortization of debt issuance costs and debt discount	893	873	2,668	2,613
Total interest expense	$12,241	$10,816	$35,730	$31,745

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through June 2020 to hedge against fluctuations in variable interest rates applicable to our $250,000,000 bank term loan. The introduction to the debt instrument of a LIBOR floor not present in the hedges resulted in hedge inefficiency of approximately $350,000, which we credited to interest expense. During the next twelve months, approximately $1,546,000 of losses, which are included as a component of accumulated other comprehensive income, are projected to be reclassified into earnings. As of September 30, 2017, we employ the following interest rate swap contracts to mitigate our interest rate risk on the $250,000,000 term loan (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$15
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$(886)
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$(1,606)

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

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(52,448,000)	$7,552,000
Bickford Senior Living	SHO	Construction	28,000,000	(11,598,000)	16,402,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(604,000)	14,396,000
Senior Living Communities	SHO	Mezzanine	14,000,000	(14,000,000)	—
			$117,000,000	$(78,650,000)	$38,350,000

See Note 3 for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2018. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2017.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(14,000,000)	$42,000,000
Chancellor Health Care	SHO	Construction	650,000	(62,000)	588,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(5,900,000)	4,100,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	—	2,400,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Senior Living Communities	SHO	Renovation	6,830,000	—	6,830,000
Woodland Village	SHO	Renovation	350,000	(248,000)	102,000
			$80,130,000	$(22,831,000)	$57,299,000

As discussed in Note 2, we remain obligated to purchase, from a developer, three new skilled nursing facilities in Texas for $42,000,000 which are leased to Legend and subleased to Ensign.

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

Contingent payments related to the five Bickford development properties constructed in 2016 and 2017 include a licensure incentive of $250,000 per property. Additionally, each property is subject to a three-tiered operator incentive schedule paying up to an additional $1,750,000, based on the attainment of certain performance metrics. As funded, these payments are added to the lease base and amortized against rental income.

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics, which have been assessed as not probable of payment and which we have not recorded on our balance sheets as of September 30, 2017. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our balance sheets within accounts payable and accrued expenses.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo (see Note 2). At September 30, 2017, our commitment on the letter of credit totaled $1,930,000. As of September 30, 2017, our direct support of Sycamore is limited to our guarantee on the letter of credit established for their benefit. Sycamore, as an affiliate company of Bickford, is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

See Note 2 for a description of lease inducements contingently payable to RSS, Prestige and LaSalle.

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

NOTE 7. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gains on sales of real estate	$—	$—	$50	$4,582
Gains on sales of marketable securities	—	—	10,038	23,498
Gain on disposal of equity-method investee	—	1,657	—	1,657
	$—	$1,657	$10,088	$29,737

In January and February 2017, we recognized gains of $10,038,000 on sales totaling $11,718,000 of marketable securities with a carrying value of $11,745,000 and an adjusted cost of $1,680,000 at December 31, 2016. Total proceeds of $18,182,000 from marketable securities include settlements occurring in 2017 of $6,464,000 that resulted from sales in December 2016.

NOTE 8. STOCK-BASED COMPENSATION

We recognize stock-based compensation for all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model, and all restricted stock granted over the requisite service period using the market value of our publicly-traded common stock on the date of grant.

Stock-Based Compensation Plans

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as stock-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. As of September 30, 2017, there were 951,668 shares available for future grants under the 2012 Plan. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

In May 2005, our stockholders approved the NHI 2005 Stock Option Plan (“the 2005 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as stock-based payments to employees, officers, directors or consultants. The 2005 Plan has expired and no additional shares may be granted under the 2005 Plan. The individual restricted stock and option grant awards vest over periods up to ten years. The term of the options outstanding under the 2005 Plan is up to ten years from the date of grant.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected will result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended September 30, 2017 and 2016 was $405,000 and $251,000, respectively, and is included in general and administrative expense in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2017 and 2016, compensation expense included in general and administrative expense was $2,270,000 and $1,481,000, respectively.

At September 30, 2017, we had, net of expected forfeitures, $959,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2017 - $342,000, 2018 - $552,000 and 2019 - $65,000.

The weighted average fair value per share of options granted during the nine months ended September 30, 2017 and 2016 was $5.88 and $3.65, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016
Dividend yield	5.3%	6.2%
Expected volatility	19.8%	19.1%
Expected lives	3.4 years	2.9 years
Risk-free interest rate	1.49%	0.91%

The following table summarizes our outstanding stock options:

	Nine Months Ended
	September 30,
	2017	2016
Options outstanding January 1,	541,679	741,676
Options granted under 2012 Plan	495,000	470,000
Options exercised under 2012 Plan	(155,829)	(608,331)
Options forfeited under 2012 Plan	(6,668)	—
Options exercised under 2005 Plan	(15,000)	(61,666)
Options outstanding, September 30,	859,182	541,679

Exercisable at September 30,	465,831	188,331

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$39,092	$33,032	$121,566	$110,352

BASIC:
Weighted average common shares outstanding	41,108,699	39,283,919	40,681,582	38,735,262

DILUTED:
Weighted average common shares outstanding	41,108,699	39,283,919	40,681,582	38,735,262
Stock options	74,769	93,437	69,210	49,248
Convertible subordinated debentures	264,795	274,544	186,545	91,515
Average dilutive common shares outstanding	41,448,263	39,651,900	40,937,337	38,876,025

Net income per common share - basic	$.95	$.84	$2.99	$2.85
Net income per common share - diluted	$.94	$.83	$2.97	$2.84

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	403	—	760	8,490
Regular dividends declared per common share	$.95	$.90	$2.85	$2.70

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 1 to the condensed consolidated financial statements contained in our most recent Annual Report on Form 10-K) on a recurring basis have included marketable securities, derivative financial instruments and contingent consideration arrangements. Marketable securities have consisted of common stock of other healthcare REITs. Derivative financial instruments include our interest rate swap agreements. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving business combinations.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	September 30, 2017	December 31, 2016
Level 1
Common stock of other healthcare REITs	Other assets	$—	$11,745

Level 2
Interest rate swap asset	Other assets	$15	$—
Interest rate swap liability	Accounts payable and accrued expenses	$2,492	$4,279

Carrying values and fair values of financial instruments that are not carried at fair value at September 30, 2017 and December 31, 2016 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2017	2016	2017	2016
Level 2
Variable rate debt	$411,292	$404,828	$417,000	$408,000
Fixed rate debt	$700,000	$711,153	$701,590	$706,332

Level 3
Mortgage and other notes receivable	$149,299	$133,493	$153,372	$133,229

Fixed rate debt. Fixed rate debt is classified as Level 2 and its value is based on quoted prices for similar instruments or calculated utilizing model derived valuations in which significant inputs are observable in active markets.

Mortgage and other notes receivable. The fair value of mortgage and other notes receivable is based on credit risk and discount rates that are not observable in the marketplace and therefore represents a Level 3 measurement.

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at September 30, 2017 and December 31, 2016, due to the predominance of floating interest rates, which generally reflect market conditions.

NOTE 11. SUBSEQUENT EVENT

Marathon/Village Concepts

On November 3, 2017, we committed up to $7,100,000 to fund the expansion of our independent living community in Chehalis, Washington leased to Marathon Development and Village Concepts Retirement Communities (“Marathon”). Upon funding, incurred amounts will be added to the lease base. As of November 7, 2017, no funding had occurred under the agreement.

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

The Company plans on adopting this standard using the modified retrospective method on January 1, 2018. The ASU provides for revenues from leases to continue to follow the guidance in Topics 840 and 842 (when adopted) and provides for loans to follow established guidance in Topic 310. Because this ASU specifically excludes these areas of our operations from its scope, we do not expect any impact to our accounting for lease revenue and interest income to result from the ASU. Additionally, the other significant types of contracts in which we engage, sales of real estate to customers, typically never remain executory across points in time. Because all performance obligations from these contracts would therefore fall within a single period, the timing of our revenue recognition from sales of real estate is not expected to be affected by the ASU. We have substantially completed our analysis of the ASU, whose eventual adoption is not expected to have a material impact on the timing and measurement of the Company’s income.

In February 2016 the FASB issued ASU 2016-02, Leases. Public companies will be required to apply ASU 2016-02 for all accounting periods beginning after December 15, 2018. Early adoption is permitted. All leases with lease terms greater than one year are subject to ASU 2016-02, including leases in place as of the adoption date. The principal difference of Topic 842 from previous guidance is that, for lessees, lease assets and lease liabilities arising from operating leases will be recognized in the balance sheet. While, the accounting applied by a lessor is largely unchanged from that applied under previous GAAP, significant changes to lessor accounting have been made in order to align i) certain lessor and lessee accounting guidance, and ii) key aspects of the lessor accounting model with the revenue recognition guidance in Topic 606 Revenue from Contracts with Customers, which will be effective for NHI prior to our adoption of Topic 842. Management believes changes from the alignment of lessor/lessee accounting and changes to conform with Topic 606 will present the most significant impact to NHI in our reporting of financial position and the results of operations. The Company will continue to evaluate the impact on our consolidated financial statements.

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, we generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Because we are likely to continue to invest in loans and generate receivables, adoption of ASU 2016-13 in 2020 will have some effect on our accounting for these investments, though the nature of those effects will depend on the composition of our loan portfolio at that time; accordingly, we are in the initial stages of evaluating the extent of the effects, if any, that adopting the provisions of ASU 2016-13 in 2020 will have on NHI.

In November 2016 the FASB issued ASU 2016-18, Restricted Cash. ASU 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, generally by requiring the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. The adoption of ASU 2016-18 is not expected to have a material effect on our consolidated financial statements.

In January 2017 the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 narrowed the definition of a business in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. Currently the definition of outputs contributes to broad interpretations of the definition of a business. Additionally, the standard provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases. For most of NHI’s acquisitions of investment property, this screen would be met and, therefore, not meet the definition of a business. ASU 2017-01 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. Early application of this standard is generally allowed for acquisitions acquired after the standard was issued but before the acquisition has been reflected in financial statements. We adopted the provisions of ASU 2017-01 in the first quarter of 2017. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements. Our acquisitions in 2017 were accounted for as asset acquisitions.

In August 2017 the Financial Accounting Standards Board issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which is available for early adoption in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition method is a modified retrospective approach that will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The primary provision in the ASU that will require an adjustment to beginning retained earnings is the change in timing and income statement line item for ineffectiveness related to cash flow and net investment hedges. As a result of the transition guidance provided in the ASU, cumulative ineffectiveness that has previously been recognized on cash flow and net investment hedges that are still outstanding and designated as of the date of adoption, will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

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

*
Certain tenants in our portfolio account for a significant percentage of the rent we expect to generate from our portfolio, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders;

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

Portfolio

At September 30, 2017, we had investments in real estate and mortgage and other notes receivable involving 216 facilities located in 32 states. These investments involve 139 senior housing properties, 72 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $1,298,000) consisted of properties with an original cost of approximately $2,619,622,000, rented under triple-net leases to 29 lessees, and $149,299,000 aggregate net carrying value of mortgage and other notes receivable due from 11 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of September 30, 2017 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	85	4,160		$51,967	25.1%	$757,220
Senior Living Campus	10	1,323		12,157	5.9%	162,007
Total Senior Housing - Need-Driven	95	5,483		64,124	31.0%	919,227
Senior Housing - Discretionary
Independent Living	29	3,212		34,520	16.6%	512,322
Entrance-Fee Communities	10	2,363		37,780	18.2%	597,576
Total Senior Housing - Discretionary	39	5,575		72,300	34.8%	1,109,898
Total Senior Housing	134	11,058		136,424	65.8%	2,029,125
Medical Facilities
Skilled Nursing Facilities	68	8,813		54,103	26.1%	524,040
Hospitals	3	181		5,799	2.8%	55,971
Medical Office Buildings	2	88,517	*	751	0.3%	10,486
Total Medical Facilities	73			60,653	29.2%	590,497
Total Real Estate Properties	207			$197,077	95.0%	$2,619,622

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	4	252		$1,210	0.6%	$31,501
Senior Housing - Discretionary	1	400		4,045	2.0%	66,300
Medical Facilities	4	270		1,644	0.8%	7,914
Other Notes Receivable	—	—		3,226	1.6%	43,584
Total Mortgage and Other Notes Receivable	9	922		10,125	5.0%	149,299
Total Portfolio	216			$207,202	100.0%	$2,768,921

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	207			$197,077	95.0%	$2,619,622
Mortgage and Other Notes Receivable	9			10,125	5.0%	149,299
Total Portfolio	216			$207,202	100.0%	$2,768,921

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	89	4,412		$53,177	25.7%	$788,721
Senior Living Campus	10	1,323		12,157	5.9%	162,007
Total Senior Housing - Need-Driven	99	5,735		65,334	31.6%	950,728
Senior Housing - Discretionary
Entrance-Fee Communities	11	2,763		41,825	20.2%	663,876
Independent Living	29	3,212		34,520	16.6%	512,322
Total Senior Housing - Discretionary	40	5,975		76,345	36.8%	1,176,198
Total Senior Housing	139	11,710		141,679	68.4%	2,126,926
Medical Facilities
Skilled Nursing Facilities	72	9,083		55,747	26.9%	531,953
Hospitals	3	181		5,799	2.8%	55,971
Medical Office Buildings	2	88,517	*	751	0.3%	10,487
Total Medical	77			62,297	30.0%	598,411
Other	—			3,226	1.6%	43,584
Total Portfolio	216			$207,202	100.0%	$2,768,921

Portfolio by Operator Type
Public	54			$37,054	17.9%	$260,617
National Chain (Privately-Owned)	28			35,089	16.9%	531,042
Regional	128			130,359	62.9%	1,936,247
Small	6			4,700	2.3%	41,015
Total Portfolio	216			$207,202	100.0%	$2,768,921

For the nine months ended September 30, 2017, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; East Lake Capital Management; The Ensign Group; Health Services Management; Holiday Retirement; National HealthCare Corp; and Senior Living Communities.

As of September 30, 2017, our average effective annualized rental income was $8,189 per bed for skilled nursing facilities, $12,252 per unit for senior living campuses, $17,188 per unit for assisted living facilities, $14,330 per unit for independent living facilities, $21,317 per unit for entrance fee communities, $42,722 per bed for hospitals, and $11 per square foot for medical office buildings.

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

For the nine months ended September 30, 2017, approximately 27% of our revenue from continuing operations was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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
1 Based on $.95 per common share for the three quarters of 2017, annualized

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

We calculate our fixed charge coverage ratio as approximately 6.4x for the nine months ended September 30, 2017 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 50). On an annualized basis, our consolidated net debt-to Adjusted EBITDA ratio is approximately 4.0x for the nine months ended September 30, 2017 (in thousands):

Consolidated Total Debt	$1,111,292
Less: cash and cash equivalents	(3,926)
Consolidated Net Debt	$1,107,366

Adjusted EBITDA	$68,624
Annualizing Adjustment	205,872
Annualized impact of recent investments	—
	$274,496

Consolidated Net Debt to Adjusted EBITDA	4.0	x

According to the Administration on Aging (“AoA”) of the US Department of Health and Human Services, in 2014, the latest year for which data is available, 46.2 million people (or 14.5% of the population) were age 65 or older in the United States. Census estimates showed that, by 2040, those 65 or older are expected to comprise 21.7% of the population.
Census estimates show that close to half of those currently age 65 will reach age 84 or older. As Transgenerationalaging.org notes, “The fastest-growing segment of the total population is the oldest old - those 80 and over. Their growth rate is twice that of those 65 and over and almost 4-times that for the total population. In the United States, this group now represents 10% of the older population and will more than triple from 5.7 million in 2010 to over 19 million by 2050.” If the growth rate holds steady, from 5.7 million in 2010, the “oldest old” will comprise close to 12 million in the US by 2030.
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
Equipped with the basics of financial security, many will be economically able to enter the market for senior housing. These strong demographic trends provide the context for continued growth in senior housing in 2017 and the years ahead. We plan to fund any new real estate and mortgage investments during the remainder of 2017 using our liquid assets and debt financing. Should the weight of additional debt resulting from new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through an ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators whom we make our priority, continue to be the key drivers of our business plan.

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

Significant Operators

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Nine Months Ended September 30,				Lease
	Asset Class	Amount	2017		2016		Renewal
Holiday Retirement	ILF	$493,378	$32,863	17%	$32,863	19%	2031
Senior Living Communities	EFC	546,843	34,293	18%	29,566	17%	2029
National HealthCare Corporation	SNF	171,297	28,149	14%	28,357	17%	2026
Bickford Senior Living	ALF	414,685	30,170	15%	21,999	13%	Various
All others	Various	993,419	71,602	36%	58,589	34%	Various
		$2,619,622	$197,077		$171,374

Due to a combination of longer initial lease terms and generous escalators, straight line rent constituted a significant component of rental income recognized from the Holiday and Senior Living leases, whose communities we acquired in December 2013 and 2014, respectively. Straight-line rent of $5,547,000 and $6,724,000 was recognized from the Holiday lease for the nine months ended September 30, 2017 and 2016, respectively. Straight-line rent of $5,238,000 and $5,386,000 was recognized from the Senior Living lease for the nine months ended September 30, 2017 and 2016, respectively. From the Bickford leases, straight-line rent of $3,416,000 and $482,000 was recognized for the nine months ended September 30, 2017 and 2016, respectively. The increase in straight-line rent from Bickford reflects the extension of leases in the second quarter of 2017. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to material non-cash, straight-line rental income.

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

Investment Highlights

Since January 1, 2017, we have made or announced the following real estate and note investments ($ in thousands):

	Date	Properties	Asset Class	Amount
Lease Investments
Ravn Senior Solutions	February 2017	2	SHO	$16,100
Prestige Care	March 2017	1	SHO	26,200
The LaSalle Group	March 2017	5	SHO	61,865
The Ensign Group	March 2017	1	SNF	15,096
Bickford Senior Living	June 2017	1	SHO	10,400
Acadia Healthcare	July 2017	1	HOSP	4,840
Marathon/Village Concepts	October 2017	1	SHO	7,100

Note Investments
Bickford Senior Living	January 2017	1	SHO	14,000
Evolve Senior Living	August 2017	1	SHO	10,000
				$165,601

Ravn Senior Solutions

On February 21, 2017, we acquired two assisted living/memory-care facilities totaling 86 units in Hendersonville, North Carolina, for $16,100,000 in cash, inclusive of $100,000 in closing costs and the funding of $207,000 in specified capital improvements. We leased the facilities to Ravn Senior Solutions (“RSS”) for an initial lease term of 15 years plus renewal options. The initial annual lease rate is 7.35%, subject to fixed annual escalators. Additionally, the master lease conveys to NHI an option to purchase a third facility currently operated by RSS upon attainment of stabilization, as defined, at a specified capitalization rate based on the resulting metrics. The acquisition was accounted for as an asset purchase.

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

In April and August 2017, Bickford opened the last two of the five-facility development project announced in 2015. Newly-constructed facilities have an annual lease rate of 9% at completion, after six months of free rent. NHI has a right to future Bickford acquisitions, development projects and refinancing transactions.

On January 17, 2017, we extended a construction loan facility of up to $14,000,000 to Bickford to develop and operate an assisted living/memory care community in Michigan. The total amount funded as of September 30, 2017 was $2,895,000. In accordance with provisions governing the unwinding of our joint venture with Bickford, the loan bears 9% annual interest and is subject to a five year maturity. NHI has a purchase option on the properties at stabilization, whereby rent will be set with a floor of 9.55%, based on NHI’s total investment. The facility is projected to open near the end of the first quarter of 2018.

Effective May 1, 2017, NHI and Bickford announced a new amended and restated master lease covering 20 Bickford properties. Under terms of the new master lease, the base term for these properties will now extend to May 2031. Additionally, effective June 28, 2017, the leases of thirteen properties acquired in June 2013 and initially set for expiration in June 2018 have been renewed and extended through June 2023. As of September 30, 2017, our Bickford lease portfolio consists of 43 facilities.

For 2017 our Bickford portfolio includes three master leases structured as following (in thousands):

	Lease Expiration
	Sept / Oct 2019	June 2023	May 2031	Total
Number of Properties	10	13	20	43
2017 Contractual Rent	$8,994	$10,809	$16,691	$36,494
Straight Line Rent Adjustment	(347)	226	4,885	4,764
Total Revenues	$8,647	$11,035	$21,576	$41,258

In September 2017, we transitioned the lease of a 126-unit assisted living portfolio from our then tenant as the result of material noncompliance with lease terms. On September 30, 2017, we entered with Bickford into a 10-year lease, beginning October 1, 2017. The agreement provides for initial annual lease payments of $1,500,000 with a 4% escalator in effect for years two through four and 3% thereafter. Additionally, the lease provides a purchase option which opens immediately and is co-terminus with the lease. The option will be exercisable for the greater of $21,400,000 or at a capitalization rate of 8.5% on the forward 12-month rental at the time of exercise.The former lease provided for a contractual payment of $2,237,000 in 2016. Including the additional lease, Bickford’s contractual rent in 2018 will be second largest among our customer base.

Acadia

In July 2017 in a sale-leaseback transaction, we acquired a 10-acre parcel of land (“Property”) for a cash price of $4,840,000. The Property was conveyed to NHI by a subsidiary of our tenant, Acadia Healthcare Company (“Acadia”), who is the lessee of NHI’s TrustPoint Hospital in Murfreesboro, Tennessee, which is situated on adjacent land. Our ground lease with Acadia covers a ten-year period and bears an initial rate of 7%, subject to escalation after the third year. Additionally, the lease confers a purchase option on the property, on which Acadia intends to construct a sister facility. The option opens in 2020, extends through June 2023, and is to be exercisable at our original purchase price. In connection with the ground lease, the window of Acadia’s existing purchase option on the TrustPoint Hospital facility was postponed from 2018 to 2020 and coincides with the option window on the Property.

Evolve

On August 7, 2017, we extended a first mortgage loan of $10,000,000 to Evolve Senior Living (“Evolve”) to fund the purchase of a 40 unit memory care facility in New Hampshire. The loan provides for annual interest of 8% and a maturity of five years plus renewal terms at the option of the borrower. NHI has the option to purchase the facility at fair market value after year two of the loan.

Other Portfolio Activity

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the nine months ended September 30, 2017, except as noted above, we did not have any renewing or expiring leases.

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

Senior Living Communities

On August 25, 2017, we committed to fund up to $6,830,000 in upgrades covering identified needs within the nine-facility independent living operated by Senior Living Communities (“Senior Living”). Amounts funded will be added to the lease base. No funding had occurred under the agreement as of September 30, 2017.

Marathon/Village Concepts

On October 15, 2017, we committed up to $7,100,000 to fund the expansion of our independent living community in Chehalis, Washington leased to Marathon Development and Village Concepts Retirement Communities (“Marathon”). Upon funding, incurred amounts will be added to the lease base. As of October 30, 2017, no funding had occurred under the agreement.

Tenant Non-Compliance

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving coverage and arrearages to certain vendors. Rent to the Company was current as of September 30, 2017. For the nine months ended September 30, 2017, lease revenues from the tenant and its affiliates comprise less than 4% of our rental income, and the related straight-line rent receivable was approximately $3,200,000 at September 30, 2017. We continue to work with the tenant to resolve these defaults.

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

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	September 30,		Period Change
	2017	2016	$		%
Revenues:
Rental income
8 EFCs and 1 SLC leased to Senior Living Communities	$9,685	$8,060	$1,625		20.2%
ALFs leased to Bickford Senior Living	9,298	8,044	1,254		15.6%
ALFs leased to The LaSalle Group	1,082	—	1,082		NM
ALFs leased to Chancellor Health Care	1,887	1,158	729		63.0%
SNFs leased to Health Services Management	2,450	1,797	653		36.3%
ALFs leased to Gracewood Senior Living[1]	1,141	559	582	—	104.1%
2 ALFs and 3 SNFs leased to Prestige Senior Living	1,416	934	482		51.6%
SNFs leased to Ensign Group	4,837	4,438	399		9.0%
ILFs leased to an affiliate of Holiday Retirement	9,105	8,713	392		4.5%
Other new and existing leases	20,352	19,569	783		4.0%
	61,253	53,272	7,981		15.0%
Straight-line rent adjustments, new and existing leases	6,951	6,000	951		15.9%
Total Rental Income	68,204	59,272	8,932		15.1%
Interest income from mortgage and other notes
SLM mortgage, mezzanine, and construction loans	512	176	336		NM
Bickford construction loans	220	25	195		NM
Evolve Senior Living mortgage	126	—	126		NM
Timber Ridge mortgage and construction loans	1,261	2,385	(1,124)		(47.1)%
SNF mortgages with American Healthcare[2]	178	291	(113)		(38.8)%
Traditions of Owatonna mortgage note	—	96	(96)		NM
Other new and existing mortgages	748	696	52		7.5%
Total Interest Income from Mortgage and Other Notes	3,045	3,669	(624)		(17.0)%
Investment income and other	103	310	(207)		(66.8)%
Total Revenue	71,352	63,251	8,101		12.8%
Expenses:
Depreciation
ALFs leased to The LaSalle Group	474	—	474		NM
8 EFCs and 1 SLC leased to Senior Living Communities	3,580	3,132	448		14.3%
ALFs operated by Bickford Senior Living	3,051	2,649	402		15.2%
SNFs leased to Ensign Group	1,435	1,320	115		8.7%
Other new and existing assets	8,483	8,139	344		4.2%
Total Depreciation	17,023	15,240	1,783		11.7%
Interest, including amortization of debt issuance costs and discounts	12,241	10,816	1,425		13.2%
Payroll and related compensation expenses	1,320	1,055	265		25.1%
Non-cash stock-based compensation expense	405	251	154		61.4%
Loan and realty losses	—	1,131	(1,131)		NM
Other expenses	1,271	1,290	(19)		(1.5)%
	32,260	29,783	2,477		8.3%
Income before equity-method investee, TRS tax benefit, investment and
other gains and noncontrolling interest	39,092	33,468	5,624		16.8%
Loss from equity-method investee	—	(754)	754		NM
Income tax expense attributable to taxable REIT subsidiary	—	(933)	933		NM
Investment and other gains	—	1,657	(1,657)		NM
Net income	39,092	33,438	5,654		16.9%
Less: net income attributable to noncontrolling interest	—	(406)	406		NM
Net income attributable to common stockholders	$39,092	$33,032	$6,060		18.3%

NM - not meaningful
[1] Includes $570,000 in rent collected in arrearage
[2] Two mortgages paid off in November 2016

Financial highlights of the quarter ended September 30, 2017, compared to the same quarter of 2016 were as follows:

•
Rental income increased $8,932,000, or 15.1%, primarily as a result of new investments funded in 2016 and 2017. The increase in rental income included a $951,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $624,000, primarily due to the continued repayment of our $94,500,000 construction loan to Timber Ridge. The principal repayments began in October 2016, and we expect full repayment during 2017. Repayments amounted to $79,809,000 as of September 30, 2017. The decrease in interest income was partially offset by interest income received on development loans to Bickford Senior Living and Senior Living Management.

•	Depreciation expense increased $1,783,000 primarily due to new real estate investments completed since the third quarter of 2016.

•
Interest expense, including amortization of debt discount and issuance costs, increased $1,425,000 primarily as a result of an increase in 30-day LIBOR, which is the benchmark for our revolving debt, and the refinancing of $75,000,000 in September 2016 to an 8-year note with annual interest at 3.93%.

•	Payroll and related compensation expenses increased $265,000 due primarily to the addition of new corporate employees and the expense of certain incentive bonuses.

•
Non-cash stock-based compensation expense increased $154,000 when compared to the prior year due to a higher estimated fair value for current year option grants based on the Black-Scholes pricing model.

•
Loan and realty losses of $1,131,000 for the quarter ended September 30, 2016 relate to the non-cash write-off of straight-line rent receivable resulting from material non-compliance with lease terms in connection with a 126-unit portfolio, which, as of October 1, 2017, NHI has transitioned to another tenant.

•	Investment and other gains for the quarter ended September 30, 2016 includes $1,657,000 recorded as a gain on the sale of our 85% non-controlling interest in OpCo.

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2017	2016	$		%
Revenues:
Rental income
ALFs operated by Bickford Senior Living	$26,754	$21,517	$5,237		24.3%
7 EFCs and 1 SLC leased to Senior Living Communities	29,055	24,180	4,875		20.2%
SNFs leased to Ensign Group	14,188	12,215	1,973		16.2%
ALFs leased to The LaSalle Group	2,355	—	2,355		NM
ALFs leased to Chancellor Health Care	5,633	3,461	2,172		62.8%
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	6,960	4,882	2,078		42.6%
ILFs leased to an affiliate of Holiday Retirement	27,315	26,139	1,176		4.5%
SNFs leased to Health Services Management	6,551	5,391	1,160	—	21.5%
2 ALFs and 3 SNFs leased to Prestige Senior Living	3,877	2,779	1,098	—	39.5%
Other new and existing leases	55,433	54,227	1,206		2.2%
	178,121	154,791	23,330		15.1%
Straight-line rent adjustments, new and existing leases	18,956	16,583	2,373		14.3%
Total Rental Income	197,077	171,374	25,703		15.0%
Interest income from mortgage and other notes
SLM mortgage, mezzanine, and construction loans	1,495	180	1,315		NM
Traditions of Owatonna mortgage note[1]	1,104	288	816		NM
Senior Living Communities construction and mezzanine loans	1,197	681	516		75.8%
Bickford construction loans	466	25	441		NM
Evolve Senior Living mortgage	126	—	126		NM
Timber Ridge mortgage and construction loans	4,045	6,231	(2,186)		(35.1)%
Other new and existing mortgages	1,692	2,731	(1,039)		(38.0)%
Total Interest Income from Mortgage and Other Notes	10,125	10,136	(11)		(0.1)%
Investment income and other	374	1,963	(1,589)		(80.9)%
Total Revenue	207,576	183,473	24,103		13.1%
Expenses:
Depreciation
ALFs operated by Bickford Senior Living	8,777	6,939	1,838		26.5%
7 EFCs and 1 SLC leased to Senior Living Communities	10,748	9,397	1,351		14.4%
SNFs leased to Ensign Group	4,230	3,166	1,064		33.6%
ALFs leased to The LaSalle Group	903	—	903		NM
ALFs leased to Chancellor Health Care	1,828	1,158	670		57.9%
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital Management	2,346	1,740	606		34.8%
Other new and existing assets	21,174	21,268	(94)		(0.4)%
Total Depreciation	50,006	43,668	6,338		14.5%
Interest expense and amortization of debt issuance costs and discounts	35,730	31,745	3,985		12.6%
Payroll and related compensation expenses	4,406	3,060	1,346		44.0%
Compliance, consulting and professional fees	1,868	2,124	(256)		(12.1)%
Non-cash stock-based compensation expense	2,270	1,481	789		53.3%
Loan and realty losses	—	15,856	(15,856)		NM
Other expenses	1,818	1,785	33		1.8%
	96,098	99,719	(3,621)		(3.6)%
Income before equity-method investee, TRS tax benefit, investment and other gains and noncontrolling interest
other gains and noncontrolling interest	111,478	83,754	27,724		33.1%
Loss from equity-method investee	—	(1,214)	1,214		NM
Income tax expense attributable to taxable REIT subsidiary	—	(749)	749		NM
Investment and other gains	10,088	29,737	(19,649)		(66.1)%
Net income	121,566	111,528	10,038		9.0%
Less: Net income attributable to noncontrolling interest	—	(1,176)	1,176		NM
Net income attributable to common stockholders	$121,566	$110,352	$11,214		10.2%

NM - not meaningful
[1] Includes unamortized note discount recognized upon note payoff

Financial highlights of the nine months ended September 30, 2017, compared to the same period in 2016 were as follows:

•
Rental income increased $25,703,000, or 15.0%, primarily as a result of new investments funded in 2016 and 2017. The increase in rental income included a $2,373,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $11,000, due to a combination of the continued repayment of our construction loan to Timber Ridge, interest income received on development loans to Bickford Senior Living and Senior Living Management and the recognition of an unamortized note discount related to a mortgage note which was paid in full during the second quarter. We expect total interest income from our loan portfolio to decrease as repayments of our $94,500,000 construction loan to Timber Ridge began in October 2016, and we expect full repayment during 2018. Repayments amounted to $79,809,000 as of September 30, 2017.

•	Depreciation expense increased $6,338,000 primarily due to new real estate investments completed since the third quarter of 2016.

•
Interest expense, including amortization of debt discount and issuance costs, increased $3,985,000 primarily as a result of an increase in 30-day LIBOR, which is the benchmark for our revolving debt, and the refinancing of $75,000,000 in September 2016 to an 8-year note with annual interest at 3.93%.

•	Payroll and related compensation expenses increased $1,346,000 due primarily to the addition of new corporate employees and the expense of certain incentive bonuses.

•
Investment and other gains for the nine months ended September 30, 2017 includes $10,038,000 from the sale of marketable securities. Investment and other gains includes $23,498,000 for the nine months ended September 30, 2016 from the sale of marketable securities, $2,805,000 from the sale of two Texas skilled nursing facilities in May 2016, $1,654,000 from the sale of an Idaho skilled nursing facility in March 2016, $123,000 from the sale of a vacant land parcel in Alabama and $1,657,000 recorded as a gain on the sale of our 85% non-controlling interest in OpCo.

•
Loan and realty losses of $15,856,000 for the nine months ended September 30, 2016 relate to non-cash transactional write-offs involving the acquisition of eight skilled nursing facilities from Legend and transition of a total of 15 SNF leases to Ensign in the second quarter of 2016, and the non-cash write-off of straight-line rent receivable during the third quarter of 2016 resulting from a tenant’s material non-compliance with our lease terms which, as of October 1, 2017, NHI has transitioned to another tenant.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Nine Months Ended September 30,		One Year Change
	2017	2016	$	%
Cash and cash equivalents at beginning of period	$4,832	$13,286	$(8,454)	(63.6)%
Net cash provided by operating activities	145,960	129,316	16,644	12.9%
Net cash used in investing activities	(144,838)	(300,166)	155,328	(51.7)%
Net cash provided by (used in) financing activities	(2,028)	161,761	(163,789)	(101.3)%
Cash and cash equivalents at end of period	$3,926	$4,197	$(271)	(6.5)%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2017 increased as compared to 2016 primarily as a result of the collection of lease payments on new real estate investments since September 2016.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2017 was comprised primarily of $193,495,000 of investments in real estate and notes which were partially offset by the collection of principal on mortgage and other notes receivable and sales of marketable securities. In 2016 real estate acquisitions required the expenditure of $288,965,000, consisting primarily of a 5-property portfolio acquired from Bickford, the extensive reconfiguration of our SNF holdings in Texas in the Ensign acquisition, and a $66,000,000 investment in two entrance fee continuing care retirement communities (“CCRCs”) in Connecticut. In 2016, we further invested, net of collections, an additional $59,061,000 in mortgage and other notes receivable. Offsetting this outlay were receipts of $27,723,000 from facility sales in the Ensign reconfiguration and proceeds from sales of marketable securities of $56,449,000.

Financing Activities – The change in net cash related to financing activities for the nine months ended September 30, 2017 compared to the same period in 2016 is primarily the result of $122,198,000 in proceeds from stock issuances and net borrowings of $9,000,000 on our revolving credit facility. These capital sources were partially offset by (1) dividends paid to stockholders which increased $11,146,000 over the same period in 2016 due to share count and a per share dividend increase of 5.6% and (2) $14,312,000 used to complete a targeted repurchase of some of our outstanding convertible notes.

Liquidity

At September 30, 2017, our liquidity was strong, with $386,926,000 available in cash and borrowing capacity on our revolving credit facility.

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

On August 3, 2017, we amended our unsecured $800,000,000 credit facility, scheduled to mature in June 2020, consolidated our three bank term loans into a single $250,000,000 term loan and extended the maturity of the term loan and $550,000,000 revolving credit facility to August 2022. The facility provides for floating interest on the term loan and revolver to be initially set at 30-day LIBOR plus 130 and 115 bps, respectively, based on current leverage metrics. Additional significant amendments to the facility include the refinement of the collateral pool, imposition of a 0% floor LIBOR base, movement from the payment of unused commitment fees to a facility fee of 20 basis points and the composition of creditors participating in our loan syndication. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” On August 8, 2017, we amended our private placement term loan agreements to largely conform those agreements with our bank credit facility.

Concurrent with the amendments to our credit facility and with the exception of specific debt-coverage ratios, covenants pertaining to our private placement term loans were generally conformed with those governing the credit facility. We generally accounted for these transactions and related fees as modifications of the debt, recording $3,806,000 in fees to creditors, $478,000 in third party fees and wrote off $407,000 of unamortized debt issuance costs pertaining to members of the lending syndicate whose roles in the amended facility had been reduced or eliminated.

Upon the expiration of the existing hedges in 2019 and 2020, we anticipate entry into new hedging relationships to cover the remaining life of our variable-rate term debt under the facility. As of September 30, 2017, we employ the following interest rate swap contracts to mitigate our interest rate risk on the $250,000,000 term loan (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$15
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$(886)
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$(1,606)

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings. After a period of immaterial hedge ineffectiveness before the reconfiguration of our credit facility, the introduction to the $250,000,000 term loan of a LIBOR floor not present in the hedges resulted in hedge inefficiency of approximately $350,000, which we credited to interest expense. In the first quarter of 2018, we intend to adopt ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, among whose provisions is a change in the timing and income statement line item for ineffectiveness related to cash flow hedges. In the fourth quarter of 2017, if the Federal Reserve Board should again announce an increase in the benchmark federal funds rate, we may see further ineffectiveness of a similar magnitude to that experienced in the third quarter. Upon adoption of the ASU, a better alignment of the Company’s financial reporting for hedging activities with the economic objectives of those activities should result.

NHI was subject to a third quarter adjustment of approximately $350,000, reflecting the hedging mismatch caused by the inclusion of a 0% LIBOR floor in calculating the applicable floating interest rate of our new credit facility. Subsequent adjustments to the fair value of the hedge, due to hedge inefficiency prior to our intended adoption of ASU 2017-12 in the first quarter of 2018, are anticipated to be of a smaller magnitude. Conversely, large swings in interest rates in the fourth quarter, and prior to our adoption of the new ASU, could potentially trigger large adjustments flowing through our income statement during that quarter. We expect to replace our existing hedges upon their expiration in 2020.

At September 30, 2017, we had $383,000,000 available to draw on the revolving portion of our credit facility. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

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

In March 2017, we accessed our at-the market (“ATM”) equity program. With an average price for shares sold of $72.31, we issued 1,123,184 common shares resulting in net proceeds of $79,722,000, which we used to pay down our revolving credit facility. In August and September we sold an additional 536,861 shares at an average price of $80.20, for net proceeds of $42,426,000, which we will use to maintain our leverage ratios within historical boundaries.

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

During the nine months ended September 30, 2017, we undertook targeted open-market repurchases of certain of the convertible notes. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. The total balance of notes repurchased and retired through September 30, 2017, net of unamortized original issue discount and associated issuance costs, was $12,003,000, resulting in the recognition of losses on the note retirements for the three and nine months ended September 30, 2017, of $495,000 and $590,000, respectively, calculated as the excess of cash paid over the carrying value of that portion of the notes accounted for as debt. For the retirement of that portion of the outlay allocated to the fair value of the conversion feature, $1,744,000 was charged to additional paid-in capital during the nine months ended September 30, 2017.

Generally, the targeted noteholders have been and will continue to be large institutional investors who may also hold a position in our common stock. The focus on “sophisticated investors,” will likely restrict the extent of the program to only a portion of our noteholders. Beginning with favorable market conditions, the circumstances enumerated above outline when, from time to time, we might expect to find the climate favorable for us to negotiate a fair price with these stakeholders. We expect to extend the targeted repurchase program to allow willing sellers the opportunity to participate, though we anticipate that the continuity of the buy-backs will likely be affected by quarterly and event-specific blackout periods, if any. Critical to our ability to prolong the targeted repurchase program is the necessity that we continue to be in compliance with all restrictive covenants embodied in our institutional debt. Should we be successful in negotiating further buy-backs of our notes, we expect each transaction to stand on its own merits as either an open-market or privately negotiated transaction.

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

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. For additional information on our letter of credit with Sycamore, an affiliate of Bickford, see our discussion in this section under Contractual Obligations and Contingent Liabilities below. As described in Note 1 to the condensed consolidated financial statements, our loans and leases with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed below under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at September 30, 2017, due to these off-balance sheet items, would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 3 and 6 to the condensed consolidated financial statements.

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
Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for notes outstanding of $187,575,000 at September 30, 2017, delivers an excess of $18,306,000, whereas the use of another price point would give a different result.
The conversion feature is generally available to the noteholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price, or $91.35 per share down from $93.55 per share, initially. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes will require management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes will be recognized first as a settlement of the notes at par and then will be recognized in income to the extent the portion allocated to the debt instrument differs from par value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations and Contingent Liabilities

For our contractual obligations as of December 31, 2016, see our Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2016.

Commitments and Contingencies

The following tables summarize information related to our outstanding commitments and contingencies, since January 1, 2017, which are more fully described in the notes to the condensed consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(52,448,000)	$7,552,000
Bickford Senior Living	SHO	Construction	28,000,000	(11,598,000)	16,402,000
Senior Living Communities	SHO	Revolving Credit	29,000,000	(14,604,000)	14,396,000
			$117,000,000	$(78,650,000)	$38,350,000

See Note 3 to the condensed consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2017. Funding of the promissory note commitment to Bickford is expected to continue monthly through 2018.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(14,000,000)	$42,000,000
Chancellor Health Care	SHO	Construction	650,000	(62,000)	588,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(5,900,000)	4,100,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	—	2,400,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Senior Living Communities	SHO	Renovation	6,830,000	—	6,830,000
Woodland Village	SHO	Renovation	7,450,000	(248,000)	7,202,000
			$87,230,000	$(22,831,000)	$64,399,000

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

Contingent payments related to the five Bickford development properties constructed in 2016 and 2017 include a licensure incentive of $250,000 per property. Additionally, each property is subject to a three-tiered operator incentive schedule paying up to an additional $1,750,000, based on the attainment of certain performance metrics. As funded, these payments are added to the lease base and amortized against rental income.

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

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo (see Note 2). At September 30, 2017, our commitment on the letter of credit totaled $1,930,000. As of September 30, 2017, our direct support of Sycamore is limited to our guarantee on the letter of credit established for their benefit. Sycamore, as an affiliate company of Bickford, is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

See Note 2 to the condensed consolidated financial statements for a description of contingent lease inducements available to Ravn, LaSalle and Prestige.

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

Funds From Operations - FFO

Our FFO per diluted common share for the nine months ended September 30, 2017 increased $0.37 (9.7%) over the same period in 2016. FFO increased primarily as the result of our new real estate investments since September 2016 and $10,038,000 of gains recognized on the sale of marketable securities. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the nine months ended September 30, 2017 increased $0.34 (9.4%) over the same period in 2016. Normalized FFO increased primarily as the result of our new real estate investments since September 2016. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the nine months ended September 30, 2017 increased $0.30 (9.3%) over the same period in 2016 due primarily to the impact of real estate investments completed since September 2016. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the nine months ended September 30, 2017 increased $19,679,000 (15.4%) over the same period in 2016, due primarily to the impact of real estate investments completed since September 2016. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$39,092	$33,032	$121,566	$110,352
Elimination of certain non-cash items in net income:
Depreciation	17,023	15,240	50,006	43,668
Depreciation related to noncontrolling interest	—	(312)	—	(927)
Net gain on sales of real estate	—	—	(50)	(4,582)
NAREIT FFO attributable to common stockholders	56,115	47,960	171,522	148,511
Gain on sale of marketable securities	—	—	(10,038)	(23,498)
Gain on sale of equity-method investee	—	(1,657)	—	(1,657)
Write-off of deferred tax asset	—	1,192	—	1,192
Loss on debt extinguishment	495	—	591	—
Debt issuance costs written-off due to credit facility modifications	407	—	407	—
Ineffective portion of cash flow hedges	(350)	—	(350)	—
Non-cash write-off of straight-line rent receivable	—	1,131	—	9,456
Write-off of lease intangible	—	—	—	6,400
Revenue recognized due to early lease termination	—	—	—	(303)
Recognition of note discount and early payment penalty	—	—	(922)	—
Normalized FFO attributable to common stockholders	56,667	48,626	161,210	140,101
Straight-line lease revenue, net	(6,951)	(6,000)	(18,956)	(16,583)
Straight-line lease revenue, net, related to noncontrolling interest	—	15	—	(4)
Amortization of lease incentives	69	—	69	—
Amortization of original issue discount	259	288	840	855
Amortization of debt issuance costs	635	586	1,828	1,759
Amortization of debt issuance costs related to noncontrolling interest	—	(9)	—	(27)
Normalized AFFO attributable to common stockholders	50,679	43,506	144,991	126,101
Non-cash stock-based compensation	405	251	2,270	1,481
Normalized FAD attributable to common stockholders	$51,084	$43,757	$147,261	$127,582

BASIC
Weighted average common shares outstanding	41,108,699	39,283,919	40,681,582	38,735,262
NAREIT FFO per common share	$1.37	$1.22	$4.22	$3.83
Normalized FFO per common share	$1.38	$1.24	$3.96	$3.62
Normalized AFFO per common share	$1.23	$1.11	$3.56	$3.26

DILUTED
Weighted average common shares outstanding	41,448,263	39,651,900	40,937,337	38,876,025
NAREIT FFO per common share	$1.35	$1.21	$4.19	$3.82
Normalized FFO per common share	$1.37	$1.23	$3.94	$3.60
Normalized AFFO per common share	$1.22	$1.10	$3.54	$3.24

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$39,092	$33,438	$121,566	$111,528
Interest expense	12,241	10,816	35,730	31,745
Franchise, excise and other taxes	268	271	802	826
Income tax of taxable REIT subsidiary	—	933	—	749
Depreciation	17,023	15,240	50,006	43,668
Net gain on sales of real estate	—	—	(50)	(4,582)
Gain on sale of marketable securities	—	—	(10,038)	(23,498)
Gain on sale of equity-method investee	—	(1,657)	—	(1,657)
Non-cash write-off of straight-line rent receivable	—	1,131	—	9,456
Write-off of lease intangible	—	—	—	6,400
Revenue recognized due to early lease termination	—	—	—	(303)
Recognition of note discount and early payment penalty	—	—	(922)	—
Adjusted EBITDA	$68,624	$60,172	$197,094	$174,332

Interest expense at contractual rates	$10,225	$9,138	$30,570	$26,486
Principal payments	199	193	397	384
Fixed Charges	$10,424	$9,331	$30,967	$26,870

Fixed Charge Coverage	6.6x	6.4x	6.4x	6.5x

For all periods presented, EBITDA has been adjusted to reflect GAAP interest expense, which excludes amounts capitalized during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2017, we were exposed to market risks related to fluctuations in interest rates on approximately $167,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($383,000,000 at September 30, 2017) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2017, net interest expense would increase or decrease annually by approximately $835,000 or $0.02 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	September 30, 2017			December 31, 2016
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$187,575	16.6%	3.25%	$200,000	17.7%	3.25%
Unsecured term loans[2]	650,000	57.6%	3.83%	650,000	57.4%	4.01%
HUD mortgage loans[3]	45,247	4.0%	4.04%	45,841	4.0%	4.04%
Fannie Mae mortgage loans[4]	78,084	7.0%	3.79%	78,084	6.9%	3.79%

Variable rate:
Unsecured revolving credit facility	167,000	14.8%	2.63%	158,000	14.0%	2.27%
	$1,127,906	100.0%	3.56%	$1,131,925	100.0%	3.62%

[1] Differs from carrying amount due to unamortized discount and debt issuance costs.
[2] Includes three term loans; rate is a weighted average.
[3] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[4] Includes 13 Fannie Mae mortgages
[5] Total is weighted average rate

The unsecured term loans in the table above reflect the effect of $40,000,000, $80,000,000, and $130,000,000 notional amount interest rate swaps with maturities of April 2019, June 2020 and June 2020, respectively, that effectively converts variable rate debt to fixed rate debt. These loans bear interest at LIBOR plus a spread, currently 130 basis points, based on our Leverage-Based Applicable Margin, as defined.

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of September 30, 2017 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$393,478	$405,642	$381,734
Convertible senior notes	187,575	186,195	189,420	183,027
Fannie Mae mortgage loans	78,084	76,126	78,646	73,696
HUD mortgage loans	45,247	45,791	49,077	42,808

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2017, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $153,372,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $3,090,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $3,181,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2017.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2017, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, except for the addition of the risk factor that is stated as follows:

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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
3.2	Amendment to Articles of Incorporation
3.3	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014
3.4	Restated Bylaws
3.5	Amendment No. 1 to Restated Bylaws dated February 14, 2014
4.1
Form of Common Stock Certificate (incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4.2	Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.3
First Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.1	Third Amendment to the Note Purchase Agreement dated as of November 3, 2015, made and entered into as of August 8, 2017
10.2	Fifth Amendment to Note Purchase Agreement dated January 13, 2015, made and entered into as of August 8, 2017
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 7, 2017	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer,

Date:	November 7, 2017	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)