Form 10-K
period 2017-12-31
NATIONAL HEALTH INVESTORS INC
filed 2018-02-16
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2017 (based on the closing price of these shares on the New York Stock Exchange) was approximately $3,117,380,000. There were 41,532,154 shares of the registrant’s common stock outstanding as of February 14, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

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

*	We are exposed to the risk that the illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties;

*	When interest rates increase, our common stock may decline in price;

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

ITEM 1. BUSINESS

General

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments have included marketable securities and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”) through which we invested in facility operations managed by an independent third-party. We have funded our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

At December 31, 2017, we had investments in real estate, mortgage and other notes receivable involving 218 facilities located in 32 states. These investments involve 141 senior housing properties, 72 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $1,298,000) consisted of properties with an original cost of $2,664,605,000, rented under triple-net leases to 27 lessees, and $141,486,000 aggregate carrying value of mortgage and other notes receivable due from 11 borrowers.

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

Classification of Properties in our Portfolio

Senior Housing

As of December 31, 2017, our portfolio included 136 senior housing properties (“SHO”) leased to operators and mortgage loans secured by 5 SHOs. The SHOs in our portfolio are either need-driven or discretionary for end users and consist of independent living facilities, assisted living facilities, senior living campuses, and entrance-fee communities which are more fully described below.

Need-Driven Senior Housing

Assisted Living Facilities. As of December 31, 2017, our portfolio included 86 assisted living facilities (“ALF”) leased to operators and mortgage loans secured by 4 ALFs. ALFs are free-standing facilities that provide basic room and board functions for elderly residents. As residents typically receive assistance with activities of daily living such as bathing, grooming, administering medication and memory care services, we consider these facilities to be need-driven senior housing. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. Operators of ALFs are typically paid from private sources without assistance from government. ALFs may be licensed and regulated in some states, but generally do not require the issuance of a Certificate of Need (“CON”) as required for skilled nursing facilities.

Senior Living Campuses. As of December 31, 2017, our portfolio included 10 senior living campuses (“SLC”) leased to operators. SLCs contain one or more buildings that include skilled nursing beds combined with an independent or assisted living facility that provides basic room and board functions for elderly residents. They may also provide assistance to residents with activities of daily living such as bathing, grooming and administering medication. On-site staff personnel are available to assist in minor medical needs on an as-needed basis. As the decision to transition to a senior living campus is typically more than a lifestyle choice and is usually driven by the need to receive some moderate level of care, we consider this facility type to be need-driven. Operators of SLCs are typically paid from private sources and from government programs such as Medicare and Medicaid for skilled nursing residents.

Discretionary Senior Housing

Independent Living Facilities. As of December 31, 2017, our portfolio included 30 independent living facilities (“ILF”) leased to operators. ILFs offer specially designed residential units for active senior adults and provide various ancillary services for their residents including restaurants, activity rooms and social areas. Services provided by ILF operators are generally paid from private sources without assistance from government payors. ILFs may be licensed and regulated in some states, but generally do not require the issuance of a CON as required for skilled nursing facilities. As ILFs typically do not provide assistance with activities of daily living, we consider the decision to transition to an ILF facility to be discretionary.

Entrance-Fee Communities. As of December 31, 2017, our portfolio included 10 entrance-fee communities (“EFC”) leased to operators and a mortgage loan secured by 1 EFC. Entrance-fee communities, frequently referred to as continuing care retirement communities, or CCRCs, typically include a combination of detached cottages, an independent living facility, an assisted living facility and a skilled nursing facility on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. EFCs are classified as either Type A, B, or C depending upon the amount of healthcare benefits included in the entrance fee. “Type A” EFCs, or “Lifecare” communities, include substantially all future healthcare costs. Communities providing a modified healthcare contract offering access to skilled nursing care but only paying for a maximum number of days are referred to as “Type B” EFCs. Finally, “Type C” EFCs, the type in our portfolio, are fee-for-service communities which do not provide any healthcare benefits and correspondingly have the lowest entrance fees. However, monthly fees may be higher to reflect the current healthcare components delivered to each resident. EFC licensure is state-specific, but generally the skilled nursing beds included in our EFC portfolio are subject to state licensure and regulation. As the decision to transition to an EFC is typically made as a lifestyle choice and not as the result of a pressing medical concern, we consider the decision to transition to an EFC to be discretionary. Accordingly, the predominant source of revenue for operators of EFCs is from private payor sources.

Medical

As of December 31, 2017, our portfolio included 73 medical facilities leased to operators and mortgage loans secured by 4 medical facilities. The medical facilities within our portfolio consist of skilled nursing facilities, hospitals and medical office buildings, which are more fully described below.

Skilled Nursing Facilities. As of December 31, 2017, our portfolio included 68 skilled nursing facilities (“SNF”) leased to operators and mortgage loans secured by 4 SNFs. SNFs provide some combination of skilled and intermediate nursing and rehabilitative care, including speech, physical and occupational therapy. As the decision to utilize the services of a SNF is typically made as the result of a pressing medical concern, we consider this to be a need driven medical facility. The operators of the SNFs receive payment from a combination of private pay sources and government payors such as Medicaid and Medicare. SNFs are required to obtain state licenses and are highly regulated at the federal, state and local level. Most SNFs must obtain a CON from the state before opening or expanding such facilities. Some SNFs also include assisted living beds.

Hospitals. As of December 31, 2017, our portfolio included 3 hospitals (“HOSP”) leased to operators. Hospitals provide a wide range of inpatient and outpatient services, including acute psychiatric and rehabilitation services, and are subject to extensive federal, state and local legislation and regulation. Hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Services provided by hospitals are generally paid for by a combination of private pay sources and government payors. As the decision to utilize the services of a hospital is typically made as the result of a pressing medical concern, we consider this to be a need driven medical facility.

Medical Office Buildings. As of December 31, 2017, our portfolio included 2 medical office buildings (“MOB”) leased to operators. MOBs are specifically configured office buildings whose tenants are primarily physicians and other medical practitioners. As the decision to utilize the services of an MOB is typically made as a the result of a pressing medical concern, we consider this to be a need driven medical facility. MOBs differ from conventional office buildings due to the special requirements of the tenants. Each of our MOBs is leased to one lessee, and is either physically attached to or located on an acute care hospital campus. The lessee sub-leases individual office space to the physicians or other medical practitioners. The lessee is responsible to us for the lease obligations of the entire building, regardless of their ability to sub-lease the individual office space.

Nature of Investments

Our investments are typically structured as acquisitions of properties through purchase-leaseback transactions, acquisitions of properties from other real estate investors, loans or operations through structures allowed by RIDEA. We have provided construction loans for facilities for which we were already committed to provide long-term financing or for which the operator agreed to enter into a purchase option and lease with us upon completion of construction or after the facility is stabilized. The annual lease rates on our leases and the annual interest rates on our mortgage, construction and mezzanine loans ranged between 6.75% and 10% during 2017. We believe our lease and loan terms are competitive within our peer group. Typical characteristics of these transactions are as follows:

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

We monitor our triple-net lessee tenant credit quality and identify any material changes by performing the following activities:

•	Obtaining financial statements on a monthly, quarterly and annual basis to assess the operational trends of our tenants and the financial position and capability of those tenants

•	Calculating the operating cash flow for each of our tenants

•	Calculating the lease service coverage ratio and other ratios pertinent to our tenants

•	Obtaining property-level occupancy rates for our tenants

•	Verifying the payment of real estate taxes by our tenants

•	Obtaining certificates of insurance for each tenant

•	Obtaining financial statements of our lessee guarantors on an annual basis

•	Conducting a periodic inspection of our properties to ascertain proper maintenance, repair and upkeep

•	Monitoring those tenants with indications of continuing and material deteriorating credit quality through discussions with our executive management and Board of Directors

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

Mortgage loans. We have first mortgage loans with maturities of at least 5 years from inception with varying amortization schedules from interest-only to fully-amortizing. Most of the loans are at a fixed interest rate; however, some interest rates increase based on a fixed schedule. In most cases, the owner of the facility is committed to make minimum annual capital expenditures for the purpose of maintaining or upgrading their respective facility. Additionally, most of our loans are collateralized by first mortgage liens and corporate or personal guarantees. Currently, our first mortgage loans carry interest rates which range from 6.75% to 8.25%.

We have made mortgage loans to borrowers secured by a second deed-of-trust where there is a process in place for the borrower to obtain long-term financing, primarily with a U.S. government agency, and where the historical financial performance of the underlying facility meets our loan underwriting criteria.

Mezzanine loans. Frequently in situations calling for temporary financing or when our borrowers’ in-place lending arrangements prohibit the extension of first mortgage security, we typically accept a second mortgage position or extend credit based on corporate and/or personal guarantees. These mezzanine loans often combine with an NHI purchase option covering the subject property. Our mezzanine loans currently carry interest rates of 10%.

Construction loans. From time to time, we also provide construction loans that convert to mortgage loans upon the completion of the construction of the facility. We may also obtain a purchase option to acquire the facility at a future date and lease the facility back to the operator. During the term of the construction loan, funds are usually advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the loan. Interest is typically assessed on these loans at rates equivalent to the eventual mortgage rate upon conversion. In addition to the security of the lien against the property, we will generally require additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by the borrower’s parent, affiliates of the borrower or one or more of the individuals who control the borrower. We currently have four construction loans bearing interest ranging from 6.75% to 9%.

Other notes receivable. We have provided a revolving credit facility to a borrower whose business is to provide bridge loans to owner-operators who are qualifying for long-term HUD financing secured by real estate. Our interest rate on the credit facility is 10%. We have provided loans to borrowers involved in the skilled nursing and senior housing industries who have pledged personal and business guarantees as security for the loans. The interest rates on these loans typically range from 8.45% to10%.

Investment in marketable securities. From time to time we have invested a portion of our funds in various marketable securities with quoted market prices, including the common shares of other publicly-held REITs. We classify these highly-liquid securities as available-for-sale and carry the investments at their then quoted fair market value at the balance sheet date. We may choose to liquidate these investments to invest the proceeds into real estate assets. We currently have no investments in marketable securities.

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

Operator Diversification

For the year ended December 31, 2017, approximately 25% of our portfolio revenue was from publicly-owned operators, 57% was from regional operators, 17% from national chains which are privately owned and 1% was from smaller operators. We consider the creditworthiness of the operator to be an important factor in underwriting the lease or loan investment, and we generally have the right to approve any changes in operators.

For the year ended December 31, 2017, tenants which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; East Lake Capital Management; The Ensign Group; Health Services Management; Holiday Retirement; National HealthCare Corporation; and Senior Living Communities.

Major Customers

We have four operators, an affiliate of Holiday Retirement (“Holiday”), Senior Living Communities, LLC (“Senior Living”), National HealthCare Corporation (“NHC”) and an affiliate of Bickford, from whom we individually derive at least 10% of our total revenues, and 60% collectively.

Holiday

As of December 31, 2017, we leased 25 independent living facilities to an affiliate of Holiday. The 17-year master lease began in December 2013 and provides for a minimum escalator of 3.5% after 2017.

Of our total revenues, $43,817,000 (16%), $43,817,000 (18%) and $43,817,000 (19%) were derived from Holiday for the years ended December 31, 2017, 2016 and 2015, respectively, including $7,397,000, $8,965,000 and $10,466,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

Senior Living Communities

In December 2014 we acquired a portfolio of eight retirement communities totaling 1,671 units from Health Care REIT, Inc. and certain of its affiliates for a cash purchase price of $476,000,000. We leased the portfolio under a triple-net master lease to an affiliate of Senior Living, the current tenant of the facilities. The Senior Living portfolio initially included seven entrance-fee communities and one senior living campus. In November 2016 we expanded the portfolio under lease to Senior Living with the acquisition, for $74,000,000, of Evergreen Woods, a 299-unit entrance fee community in Connecticut. As currently configured, the 15-year master lease contains two 5-year renewal options and provides for 2017 cash rent of $38,740,000, subject to 3% annual escalators through lease expiration in 2029 and any renewal periods.

In connection with the 2014 acquisition, we provided a $15,000,000 revolving line of credit to Senior Living, the maturity of which mirrors the term of the master lease. Borrowings are used primarily to finance construction projects within the Senior Living portfolio, including building additional units. Amounts outstanding under the facility, $616,000 at December 31, 2017, bear interest at an annual rate equal to the 10-year U.S. Treasury rate, 2.40% at December 31, 2017, plus 6%.

In March 2016, we extended two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at December 31, 2017, and provide NHI with a purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Of our total revenues, $45,735,000 (16%), $40,332,000 (16%) and $39,422,000 (17%) were derived from Senior Living for the years ending December 31, 2017, 2016 and 2015, respectively, including $6,984,000, $7,369,000 and $8,422,000, respectively, in straight-line rent.

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

Of our total revenues, $37,467,000 (13%), $37,626,000 (15%) and $36,625,000 (16%) in 2017, 2016 and 2015, respectively, were derived from the two lease agreements with NHC.

NHC owned 1,630,462 shares of our common stock at December 31, 2017. The chairman of our board of directors is also a director on NHC’s board.

Bickford

As of December 31, 2017 our Bickford portfolio consists of leases with primary lease expiration dates as follows (in thousands):

	Lease Expiration
	Sept / Oct 2019	June 2023	Sept 2027	May 2031	Total
Number of Properties	10	13	4	20	47
2017 Annual Contractual Rent	$8,994	$10,809	$125	$16,576	$36,504
Straight Line Rent Adjustment	(347)	226	309	4,914	5,102
Total Revenues	$8,647	$11,035	$434	$21,490	$41,606

On June 1, 2017, we acquired an assisted living/memory-care facility totaling 60 units in Lansing, Michigan for $10,400,000 in cash, inclusive of $200,000 in closing costs. Additionally, we committed to the funding of $475,000 in specified capital improvements, which will be added to the lease base. We included this facility in a master lease to Bickford for an initial term of 14 years plus renewal options. The initial lease rate is 7.25%, plus annual fixed escalators. We accounted for the acquisition as an asset purchase.

In April and August 2017, Bickford opened the last two of the five-facility development project announced in 2015. Newly-constructed facilities have an annual lease rate of 9% at completion, after 6 months of free rent. As of December 31, 2017, our Bickford lease portfolio consists of 47 facilities. Of these facilities, 35 were held in a RIDEA structure and operated as a joint venture until September 30, 2016, when NHI and Sycamore, an affiliate of Bickford, entered into a definitive agreement terminating the joint venture and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary (“PropCo”). The facilities were leased to an operating company (“OpCo”), in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture was structured to comply with the provisions of RIDEA. On September 30, 2016, we unwound the joint venture underlying the RIDEA and reacquired Bickford’s share of its assets. Effective June 1, 2017, NHI and Bickford announced two new amended and restated master leases covering twenty Bickford properties. Under terms of the new master lease, the base term for these properties will now extend to May 2031.

Additionally, effective June 28, 2017, the lease of thirteen properties acquired in June 2013 and initially set for expiration in June 2018 has been renewed and extended through June 2023. NHI has a right to future Bickford acquisitions, development projects and refinancing transactions.

In September 2017, upon collection of all past-due rents, we transitioned the lease of a 126-unit assisted living portfolio from our then tenant as the result of material noncompliance with lease terms. On October 1, 2017, we entered with Bickford into a 10-year lease, beginning October 1. The agreement provides for an initial annual lease payment of $1,500,000 with a 4% escalator in effect for years two through four and 3% thereafter. Additionally, the lease provides a purchase option which opens immediately and is co-terminus with the lease. The option will be exercisable for the greater of $21,400,000 or at a capitalization rate of 8.5% on the forward 12-month rental at the time of exercise.

Of our total revenues, $41,606,000 (15%), $30,732,000 (12%) and $24,121,000 (11%) were recognized as rental income from Bickford for the years ended December 31, 2017, 2016 and 2015, including $5,102,000, $858,000, and $267,000 in straight-line rent income, respectively.

At December 31, 2017, our construction loans to Bickford are summarized as follows:

	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(11,096,000)	Illinois
January 2017	9%	5 years	14,000,000	(4,462,000)	Michigan
			$28,000,000	$(15,558,000)

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

In January 2018, we made a construction loan to Bickford of $14,000,000 for a new assisted living and memory care facility in Virginia under the same terms as described above.

Commitments and Contingencies

The following tables summarize information as of December 31, 2017 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements, included herein.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(53,622,000)	$6,378,000
Bickford	SHO	Construction	28,000,000	(15,558,000)	12,442,000
Senior Living	SHO	Revolving Credit	15,000,000	(616,000)	14,384,000
			$103,000,000	$(69,796,000)	$33,204,000

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(14,000,000)	$42,000,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(5,900,000)	4,100,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford	SHO	Renovation	2,400,000	(122,000)	2,278,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Senior Living	SHO	Renovation	6,830,000	(970,000)	5,860,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
Woodland Village	SHO	Renovation	7,450,000	(762,000)	6,688,000
Chancellor Health Care	SHO	Construction	650,000	(62,000)	588,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$88,380,000	$(24,437,000)	$63,943,000

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford	SHO	Lease Inducement	$14,000,000	$(2,250,000)	$11,750,000
East Lake Capital Management	SHO	Lease Inducement	8,000,000	—	8,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$32,850,000	$(2,250,000)	$30,600,000

Sources of Revenues

General. Our revenues are derived primarily from rental income, mortgage and other note interest income and income from our other investments, substantially all of which are in marketable securities, including the common stock of other healthcare REITs. During 2017, rental income was $265,127,000 (95.1%), interest income from mortgages and other notes was $13,134,000 (4.7%) and income from our other investments was $398,000 (0.2%) of total revenue of $278,659,000. Our revenues depend on the operating success of our tenants and borrowers whose source and amount of revenues are determined by (i) the licensed beds or other capacity of the facility, (ii) their occupancy rate, (iii) the extent to which the services provided at each facility are utilized by the residents and patients, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private payors and by the Medicare and Medicaid programs.

Government Regulation

Medicare and Medicaid. A significant portion of the revenue of our SNF lessees and borrowers is derived from government funded reimbursement programs, such as Medicare and Medicaid. Reimbursement under these programs is subject to periodic payment review and other audits by federal and state authorities. Medicare is uniform nationwide and reimburses skilled nursing facilities under PPS which is based on a predetermined, fixed amount. PPS is an acuity based classification system that uses nursing and therapy indexes adjusted by geographical wage indexes to calculate per diem rates for each Medicare patient. Payment rates are updated annually and are generally adjusted each October when the federal fiscal year begins. The current acuity classification system is named Resource Utilization Groups IV (“RUGs IV”) and was effective October 1, 2010. Federal legislative policies have been adopted and continue to be proposed that would provide small increases in annual Medicare payments to skilled nursing facilities. For example, the Centers for Medicare and Medicaid Services (“CMS”) announced the Skilled Nursing Facilities – PPS final rule for fiscal year 2018 which increased Medicare payments to SNF operators by only 1.0% beginning October 1, 2017. The fiscal year 2017 increase was 1.6%, the fiscal year 2016 increase was 1.2% and the fiscal year 2015 increase was 2.0%. In the future, any failure of Congress to agree on spending reductions to meet long-term mandated deficit reduction goals would trigger automatic spending cuts of 2% to Medicare.

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

•	Adjustments related to assistance with activities of daily living (“ADL”s) and an increased emphasis on ADL scores in the nursing case mix indices and related RUG payment rates.

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

Certificates Of Need . The SNFs and hospitals in which we invest are also generally subject to state statutes which may require regulatory approval in the form of a CON prior to the construction or expansion of facilities to accommodate new beds (or addition of new beds to existing facilities), the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. We cannot predict the impact of regulatory changes with respect to CONs on the operations of our lessees and borrowers; however, in our primary market areas, a significant reduction in new construction of long-term care beds has occurred.

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

As described in Item 7 on page 33, we have funded or made commitments to fund new investments in real estate and loans, of $215,231,000 in 2017 and $28,400,000 in January 2018, and we anticipate making additional investments in 2018 that meet our underwriting criteria. In making new investments, we consider such factors as (i) the geographic area and type of property, (ii) the location, construction quality, condition and design of the property, (iii) the current and anticipated cash flow and its adequacy to meet operational needs, and lease or mortgage obligations to provide a competitive income return to our investors, (iv) the growth, tax and regulatory environments of the communities in which the properties are located, (v) occupancy and demand for similar facilities in the same or nearby communities, (vi) the quality, experience and creditworthiness of the management operating the facilities located on the property and (vii) the mix of private and government-sponsored residents. There can be no assurances that investments meeting our standards regarding these attributes will be found or closed.

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

Executive Officers of the Company

The table below sets forth the name, position and age of each of our executive officers. Each executive officer is appointed by the Board of Directors, serves at its pleasure and holds office for a term of one year. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 15, 2018:

Name	Position	Age
Eric Mendelsohn	President and Chief Executive Officer	56
Roger R. Hopkins	Chief Accounting Officer	56
Kristin S. Gaines	Chief Credit Officer	46
Kevin Pascoe	Chief Investment Officer	37
John Spaid	Executive Vice President Finance	58

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

Roger R. Hopkins joined the former management advisor of NHI in July 2006 and was named Chief Accounting Officer for NHI in December 2006. With over 35 years of combined financial experience in public accounting and the real estate industry, he positioned companies to access public and private capital markets for equity and debt. Mr. Hopkins is responsible for the development of financial and tax strategies, reporting metrics, supplemental data reports and NHI’s internal control system. He has accounted for significant acquisitions and financings by NHI, including the successful executions of convertible debt and follow-on equity offerings, private debt placements and bank financing arrangements. Mr. Hopkins was an Audit Partner in the Nashville office of Rodefer Moss & Co, a regional accounting firm with seven offices in Tennessee, Indiana and Kentucky, where he brought extensive experience in Securities and Exchange Commission filing requirements and compliance issues. He was previously a Senior Manager in the Nashville office of Deloitte. Mr. Hopkins received his Bachelor of Science in Accounting from Tennessee Technological University in 1982 and is a CPA licensed in Tennessee.
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

We have a staff of 16, all reporting to our corporate office in Murfreesboro, TN. Essential services such as internal audit, tax compliance, information technology and legal services are outsourced to third-party professional firms.

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

The Annual Stockholders’ meeting will be held at 12:00 p.m. local time on Friday, May 4, 2018 at Pinnacle Bank at Symphony Place, The Learning Center 8th Floor, 150 3rd Avenue South, Nashville, Tennessee 37201.

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

Our leases require that the lessee name us as an additional insured party on the tenant’s insurance policy in regard to claims made for professional liability or personal injury. The leases also require the tenant to indemnify and hold us harmless for all claims arising out of or incidental to the occupancy and use of each facility. We cannot give any assurance that these protective measures will completely eliminate any risk to us related to future litigation, the costs of which could have a material adverse impact on us.

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

When interest rates increase, our common stock may decline in price.

Our common stock, like other dividend stocks, is sensitive to changes in market interest rates. In response to changing interest rates the price of our common stock may behave like a long-term fixed-income security and, compared to shorter-term instruments, may have more volatility. A wide variety of market factors can cause interest rates to rise, including central bank monetary policy, an uptick in inflation and changes in general economic conditions. The risks associated with increasing rates are intensified given that interest rates have been near historic lows but may be expected to increase in the future, with unpredictable effects on the markets and on the price of our common stock. Consequential effects of a general rise in interest rates may hamper our access to capital markets, affect the liquidity of our underlying investments in real estate, and, by extension, limit management’s effective range of responses to changing tenant circumstances or in answer to investment opportunities. Limited operational alternatives may further hinder our ability to maintain or increase our dividend, and the market price of our common stock may experience further declines as the result.
Certain tenants/operators in our portfolio account for a significant percentage of the rent we expect to generate from our portfolio, and the failure of any of these tenants/operators to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. As of December 31, 2017, approximately 60% of our total revenue is generated by Holiday (16%), Senior Living (16%), Bickford (15%), and NHC (13%). Lease or interest payment defaults by these or other tenants/operators or declines in their operating performance could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure you that we will be able to re-lease the property for the rent previously received, or at all, or that lease terminations will not cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

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

Our charter, subject to certain exceptions, contains restrictions on the ownership and transfer of our common and preferred stock that are intended to assist us in preserving our qualification as a REIT. Our charter provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the Internal Revenue Code would be void, which, subject to certain exceptions, results in no person or entity being allowed to own, actually or constructively, more than 9.9% of the outstanding shares of our stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit and such an exemption has been granted through Excepted Holder Agreements to members of the Carl E. Adams family. Based on the Excepted Holder Agreements currently outstanding, the individual ownership limit for all other stockholders is approximately 7.5%. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. These ownership limits may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES OWNED OR ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS AS OF DECEMBER 31, 2017

PROPERTIES OWNED
Location	SHO	SNF	HOSP & MOB	Investment
Alabama	1	2	—	$17,260,000
Arkansas	2	—	—	49,789,000
Arizona	4	1	—	22,835,000
California	9	—	1	183,723,000
Connecticut	3	—	—	131,056,000
Florida	7	10	1	211,753,000
Georgia	5	—	—	112,224,000
Iowa	10	—	—	63,593,000
Idaho	4	—	—	29,373,000
Illinois	14	—	—	205,910,000
Indiana	8	—	—	74,584,000
Kansas	2	—	—	42,072,000
Kentucky	—	1	1	20,746,000
Louisiana	5	—	—	39,569,000
Massachusetts	—	4	—	13,730,000
Maryland	1	—	—	9,471,000
Michigan	6	—	—	40,938,000
Minnesota	4	—	—	21,400,000
Missouri	1	5	—	27,757,000
North Carolina	6	—	—	133,710,000
Nebraska	4	—	—	33,427,000
New Hampshire	—	3	—	23,687,000
New Jersey	1	—	—	24,380,000
Ohio	4	—	—	76,586,000
Oklahoma	2	—	—	55,737,000
Oregon	8	3	—	134,571,000
South Carolina	7	4	—	337,510,000
Tennessee	6	16	1	100,198,000
Texas	2	18	1	275,211,000
Virginia	3	1	—	34,196,000
Washington	6	—	—	97,250,000
Wisconsin	1	—	—	20,359,000
	136	68	5	$2,664,605,000
Corporate Office				1,298,000
				$2,665,903,000

ASSOCIATED WITH MORTGAGE LOAN INVESTMENTS
Location	SHO	SNF	Investment
Florida	1	—	$10,000,000
Illinois	1	—	11,096,000
Michigan	1	—	4,462,000
New Hampshire	1	—	9,908,000
Virginia	—	4	7,839,000
Washington	1	—	54,805,000
	5	4	$98,110,000

10-YEAR LEASE EXPIRATIONS

The following table provides additional information on our leases which are scheduled to expire based on the maturity date contained in the most recent lease agreement or extension. We expect that, prior to maturity, we will negotiate new terms of a lease to either the current tenant or another qualified operator.

				Annualized	Percentage of
	Leases	Rentable	Number	Gross Rent**	Annualized
Year	Expiring	Square Feet*	of Units/Beds	(in thousands)	Gross Rent
2018	1	—	88	$447	0.2%
2019	10	—	470	9,003	3.7%
2020	6	27,017	224	2,977	1.2%
2021	2	—	344	1,962	0.8%
2022	4	—	156	4,168	1.7%
2023	15	—	852	13,558	5.6%
2024	10	—	674	7,009	2.9%
2025	10	61,500	647	8,105	3.4%
2026	32	—	4,624	32,559	13.5%
2027	7	—	772	9,856	4.1%
Thereafter	112	—	11,433	151,904	62.9%
*Rentable Square Feet represents total square footage in two MOB investments.
**Annualized Gross Rent refers to the amount of lease revenue that our portfolio would have generated in 2017 if all leases were in effect for the twelve-month calendar year, regardless of the commencement date, maturity date, or renewals.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s charter contains certain provisions which are designed to ensure that the Company’s status as a REIT is protected for federal income tax purposes. One of these provisions provides that any transfer that would cause NHI to be beneficially owned by fewer than 100 persons or would cause NHI to be “closely held” under the IRS Code would be void, which, subject to certain exceptions, results in no stockholder being allowed to own, either directly or indirectly pursuant to certain tax attribution rules, more than 9.9% of the Company’s stock. In 1991, the Board created an exception to this ownership limitation for Dr. Carl E. Adams, his spouse, Jennie Mae Adams, and their lineal descendants. Effective May 12, 2008, we entered into Excepted Holder Agreements with W. Andrew Adams and certain members of his family. These written agreements are intended to restate and replace the parties’ prior verbal agreement. Based on the Excepted Holder Agreements currently outstanding, the individual ownership limit for all other stockholders is approximately 7.5%. Our charter gives our Board of Directors broad powers to prohibit and rescind any attempted transfer in violation of the ownership limits. These agreements were entered into in connection with the Company’s announcement in 2008 of a stock purchase program pursuant to which the Company purchased 194,100 shares of its common stock in the public market from its stockholders.

A separate agreement was entered into severally with the spouse and children of Dr. Carl E. Adams and others within Mr. W. Andrew Adams’ family. We needed to enter into such an agreement with each family member because of the complicated ownership attribution rules under the Internal Revenue Code. The agreement permits the Excepted Holders to own stock in excess of 9.9% up to the limit specifically provided in the individual agreement and not lose rights with respect to such shares. However, if the stockholder’s stock ownership exceeds the limit, then such shares in excess of the limit become “Excess Stock” and lose voting rights and entitlement to receive dividends. The Excess Stock classification remains in place until the stockholder no longer exceeds the threshold limit specified in the Agreement. The purpose of these agreements is to ensure that the Company does not violate the prohibition against a REIT being closely held.

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

Our common stock is traded on the New York Stock Exchange under the symbol “NHI”. As of February 14, 2018, there were approximately 726 holders of record of shares and approximately 26,354 beneficial owners of shares.

High and low stock prices of our common stock on the New York Stock Exchange and dividends declared for the last two years were:

	2017			2016
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$79.93	$68.96	$.95	$67.26	$54.51	$.90
June 30	$79.73	$71.06	$.95	$75.11	$65.04	$.90
September 30	$81.21	$74.62	$.95	$82.53	$74.85	$.90
December 31	$81.60	$75.07	$.95	$79.09	$66.31	$.90

The closing price of our stock on February 14, 2018 was $63.33.

We currently maintain two equity compensation plans: the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (“the 2005 Plan”) and the 2012 Stock Incentive Plan (“the 2012 Plan”). These plans, as amended, have been approved by our stockholders. The following table provides information as of December 31, 2017 about our common stock that may be issued upon the exercise of options under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved
by security holders	859,182	$70.11	951,668[1]
1These shares remain available for grant under the 2012 Plan.

The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the previous five years in comparison to the cumulative total return on the MSCI US REIT Index and the Standard & Poor’s 500 Stock Index. The MSCI US REIT Index is a free float-adjusted market capitalization weighted index that is comprised of Equity REIT securities. The MSCI US REIT Index includes securities with exposure to core real estate (e.g. residential and retail properties) as well as securities with exposure to other types of real estate (e.g. casinos, theaters).

	2012	2013	2014	2015	2016	2017
NHI	$100.00	$104.04	$136.08	$124.61	$159.77	$170.62
MSCI	$100.00	$102.47	$133.60	$136.97	$149.32	$156.29
S&P 500	$100.00	$132.39	$150.51	$152.60	$172.30	$208.14

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents our financial information for the five years ended December 31, 2017. This financial information has been derived from our historical financial statements including those for the most recent three years included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements, accompanying footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(in thousands, except share and per share amounts)
	Years Ended December 31,
STATEMENT OF INCOME DATA:	2017	2016	2015	2014	2013
Revenues	$278,659	$248,460	$228,948	$177,469	$117,788

Income from continuing operations	159,365	152,716	150,314	103,052	79,498
Discontinued operations:
Income from operations - discontinued	—	—	—	—	5,426
Gain on sales of real estate	—	—	—	—	22,258
Net income	159,365	152,716	150,314	103,052	107,182
Net income attributable to noncontrolling interest	—	(1,176)	(1,452)	(1,443)	(999)
Net income attributable to common stockholders	$159,365	$151,540	$148,862	$101,609	$106,183

PER SHARE DATA:
Basic earnings per common share:
Income from continuing operations	$3.90	$3.88	$3.96	$3.04	$2.77
Discontinued operations	—	—	—	—	.97
Net income attributable to common stockholders	$3.90	$3.88	$3.96	$3.04	$3.74

Diluted earnings per common share:
Income from continuing operations	$3.87	$3.87	$3.95	$3.05	$2.77
Discontinued operations	—	—	—	—	.97
Net income attributable to common stockholders	$3.87	$3.87	$3.95	$3.05	$3.74

OTHER DATA:
Common shares outstanding, end of year	41,532,154	39,847,860	38,396,727	37,485,902	33,051,176
Weighted average common shares:
Basic	40,894,219	39,013,412	37,604,594	33,375,966	28,362,398
Diluted	41,151,453	39,155,380	37,644,171	33,416,014	28,397,702

Regular dividends declared per common share	$3.80	$3.60	$3.40	$3.08	$2.90

BALANCE SHEET DATA: (at year end)
Real estate properties, net	$2,285,701	$2,159,774	$1,836,807	$1,776,549	$1,247,740
Mortgages and other notes receivable, net	$141,486	$133,493	$133,714	$63,630	$60,639
Investments in preferred stock and marketable securities	$—	$—	$72,744	$53,635	$50,782
Assets held for sale, net	$—	$—	$1,346	$—	$—
Total assets	$2,545,821	$2,403,633	$2,133,218	$1,982,960	$1,455,820
Debt	$1,145,497	$1,115,981	$914,443	$862,726	$617,080
Total equity	$1,322,117	$1,209,590	$1,142,460	$1,049,933	$777,160

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

Executive Overview

National Health Investors, Inc., established in 1991 as a Maryland corporation, is a self-managed REIT specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments have included marketable securities and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”) through which we invested in facility operations managed by an independent third-party. We have funded our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities.

Portfolio

At December 31, 2017, we had investments in real estate, mortgage and other notes receivable involving 218 facilities located in 32 states. These investments involve 141 senior housing properties, 72 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $1,298,000) consisted of properties with an original cost of $2,664,605,000, rented under triple-net leases to 27 lessees, and $141,486,000 aggregate carrying value of mortgage and other notes receivable due from 11 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of December 31, 2017 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	86	4,192		$70,663	25.4%	$765,479
Senior Living Campus	10	1,323		16,371	5.9%	162,022
Total Senior Housing - Need-Driven	96	5,515		87,034	31.3%	927,501
Senior Housing - Discretionary
Independent Living	30	3,412		46,268	16.7%	547,436
Entrance-Fee Communities	10	2,363		50,447	18.1%	599,171
Total Senior Housing - Discretionary	40	5,775		96,715	34.8%	1,146,607
Total Senior Housing	136	11,290		183,749	66.1%	2,074,108
Medical Facilities
Skilled Nursing Facilities	68	8,813		72,608	26.1%	524,040
Hospitals	3	181		7,797	2.8%	55,971
Medical Office Buildings	2	88,517	*	973	0.3%	10,486
Total Medical Facilities	73			81,378	29.2%	590,497
Total Real Estate Properties	209			$265,127	95.3%	$2,664,605

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	4	252		$1,937	0.7%	$35,466
Senior Housing - Discretionary	1	400		5,119	1.8%	54,805
Medical Facilities	4	270		1,820	0.7%	7,839
Other Notes Receivable	—	—		4,258	1.5%	43,376
Total Mortgage and Other Notes Receivable	9	922		13,134	4.7%	141,486
Total Portfolio	218			$278,261	100.0%	$2,806,091

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	209			$265,127	95.3%	$2,664,605
Mortgage and Other Notes Receivable	9			13,134	4.7%	141,486
Total Portfolio	218			$278,261	100.0%	$2,806,091

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	90	4,444		$72,600	26.1%	$800,945
Senior Living Campus	10	1,323		16,371	5.9%	162,022
Total Senior Housing - Need-Driven	100	5,767		88,971	32.0%	962,967
Senior Housing - Discretionary
Entrance-Fee Communities	11	2,763		55,565	20.0%	653,976
Independent Living	30	3,412		46,268	16.6%	547,436
Total Senior Housing - Discretionary	41	6,175		101,833	36.6%	1,201,412
Total Senior Housing	141	11,942		190,804	68.6%	2,164,379
Medical Facilities
Skilled Nursing Facilities	72	9,083		74,429	26.8%	531,878
Hospitals	3	181		7,797	2.8%	55,971
Medical Office Buildings	2	88,517	*	973	0.3%	10,487
Total Medical	77			83,199	29.9%	598,336
Other Notes Receivable	—			4,258	1.5%	43,376
Total Portfolio	218			$278,261	100.0%	$2,806,091

Portfolio by Operator Type
Public	70			$68,504	24.7%	$484,277
National Chain (Privately-Owned)	28			46,949	17.0%	531,047
Regional	115			157,045	56.8%	1,756,867
Small	5			4,052	1.5%	33,900
Total Portfolio	218			$276,550	100.0%	$2,806,091

For the year ended December 31, 2017, our tenants who provided more than 3% of our total revenues were (parent company, in alphabetical order): Bickford Senior Living; Chancellor Health Care, East Lake Capital Management; The Ensign Group; Health Services Management; Holiday Retirement; National HealthCare Corporation; and Senior Living Communities.

As of December 31, 2017, our average effective annualized rental income was $8,242 per bed for SNFs, $17,031 per unit for ALFs, $14,345 per unit for ILFs, $21,349 per unit for EFCs, $43,079 per bed for hospitals, and $11 per square foot for MOBs.

Areas of Focus

We are evaluating and will potentially make additional investments in 2018 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach aims to fuel steady, and thus, enduring growth for those partners and for NHI. Within the context of our growth model, we rely on a cost-effective access to debt and equity capital to finance acquisitions that will drive our earnings. There is significant competition for healthcare assets from other REITs, both public and private, and from private equity sources. Large-scale portfolios continue to command premium pricing, due to the continued abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances places a premium on our ability to execute acquisitions and negotiate leases that will generate meaningful earnings growth for our shareholders. We emphasize growth with our existing tenants and borrowers as a way to insulate us from other competition.

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

The Federal Open Market Committee of the Federal Reserve announced an increase in its benchmark federal funds rate by 25 basis points on March 15, 2017, on June 14, 2017, and on December 13, 2017. The anticipation of past and further increases in the federal funds rate in 2018 has been a primary source of much volatility in REIT equity markets. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. As interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk free rate.

For the year ended December 31, 2017, approximately 27% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which do not rely primarily on Medicare and Medicaid reimbursement, but rather on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities). We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

Considering individual tenant lease revenue as a percentage of total revenue, Bickford is our largest assisted living tenant, an affiliate of Holiday is our largest independent living tenant, National HealthCare Corporation (“NHC”) is our largest skilled nursing tenant and Senior Living is our largest entrance-fee community tenant. Our shift toward private payor facilities, as well as our expansion into the discretionary senior housing market, has further resulted in a portfolio whose current composition is relatively balanced between medical facilities, need-driven and discretionary senior housing.

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

Our dividends for the current year and the last two years are as follows:

2017	2016	2015
$3.80	$3.60	$3.40

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

We calculate our fixed charge coverage ratio as approximately 6.4x for the year ended December 31, 2017 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 50). Giving effect to our acquisitions and financings on an annualized basis, our consolidated net debt-to Adjusted EBITDA ratio is approximately 4.2x for the year ended December 31, 2017 (in thousands):

Consolidated Total Debt	$1,145,497
Less: cash and cash equivalents	(3,063)
Consolidated Net Debt	$1,142,434

Adjusted EBITDA	$265,026
Annualized impact of recent investments	5,509
	$270,535

Consolidated Net Debt to Adjusted EBITDA	4.2	x

According to the Administration on Aging (“AoA”) of the US Department of Health and Human Services, in 2014, the latest year for which data is available, 46.2 million people (or 14.5% of the population) were age 65 or older in the United States. Census estimates showed that, by 2040, those 65 or older are expected to comprise 21.7% of the population.
Census estimates also project that close to half of those currently age 65 will reach age 84 or older. As Transgenerationalaging.org notes, “The fastest-growing segment of the total population is the oldest old - those 80 and over. Their growth rate is twice that of those 65 and over and almost 4-times that for the total population. In the United States, this group now represents 10% of the older population and will more than triple from 5.7 million in 2010 to over 19 million by 2050.” If the growth rate holds steady, from 5.7 million in 2010, the “oldest old” will comprise close to 12 million in the US by 2030.
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
Equipped with the basics of financial security, many will be economically able to enter the market for senior housing. Strong demographic trends provide the context for continued growth in 2018 and the years ahead. We plan to fund any new real estate and mortgage investments during 2018 using operational cash flow, debt, and equity financing. As the weight of additional debt to fund new acquisitions suggests the need to rebalance our capital structure, we will then expect to access the capital markets through an ATM or other equity offerings. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth and continued low leverage. This discipline combined with a portfolio of diversified, high-quality assets and business relationships with experienced operators continue to be the key drivers of our business plan.

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

The long-term health care industry has experienced significant professional liability claims which have resulted in an increase in the cost of insurance to cover potential claims. In previous years, these factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments affecting our lessees and borrowers. In prior years, we have determined that impairment of certain of our investments had occurred as a result of these events.

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

The determination of fair value and whether a shortfall in operating revenues or the existence of operating losses is indicative of a loss in value that is other than temporary involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, the duration of the fair value deficiency, and any other relevant factors. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

While we believe that the carrying amounts of our properties are recoverable and our notes receivable and other investments are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

Revenue Recognition

We collect rent and interest from our tenants and borrowers. Generally, our policy is to recognize revenues on an accrual basis as earned. However, when we determine, based on insufficient historical collections and the lack of expected future collections, that rent or interest is not probable of collection until received, our policy is to recognize rental or interest income when assured, which we consider to be the period the amounts are collected. We identify investments as nonperforming if a required payment is not received within 30 days of the date it is due. This policy could cause our revenues to vary significantly from period to period. Revenue from minimum lease payments under our leases is recognized on a straight-line basis to the extent that future lease payments are considered collectible. Lease payments that depend on a factor directly related to future use of the property, such as an increase in annual revenues over base year revenues, are considered to be contingent rentals and are included in rental income when they are determinable and earned.

REIT Qualification

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to so qualify at all times. Until September 30, 2016, we operated a TRS under a joint venture structured to comply with the provisions of the RIDEA through which we invested in facility operations managed by independent third-parties. On September 30, 2016, NHI and Bickford entered into a definitive agreement terminating the joint venture. In the past we recorded income tax expense or benefit with respect to the subsidiary which was taxed as a TRS under provisions similar to those applicable to regular corporations. Aside from such income taxes that may have been applicable to the taxable income in our TRS, we are not subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of our taxable income. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

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

Real Estate Properties

Real property we develop is recorded at cost, including the capitalization of interest during construction. The cost of real property investments we acquire is allocated to net tangible and identifiable intangible assets based on their relative fair values. We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. For properties acquired in transactions accounted for as asset purchases, the purchase price allocation is based on the relative fair values of the assets acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Contingent consideration is deemed to be probable to the extent that a significant reversal in amounts recognized is not likely to occur when the uncertainty associated with the contingent consideration is subsequently resolved. The most significant components of our allocations are typically the allocation of fair value to land, equipment, buildings and other improvements, and intangible assets, if any. Our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term.

Significant Operators

As discussed in Note 2 to the consolidated financial statements, we have four lessees (including their affiliated entities, which are the legal tenants) from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

		Original	Rental Income
		Investment	Year Ended December 31,				Lease
	Asset Class	Amount	2017		2016		Renewal
Holiday Retirement	ILF	$493,378	$43,817	17%	$43,817	19%	2031
Senior Living Communities	EFC	547,262	45,735	17%	40,332	17%	2029
Bickford Senior Living	ALF	460,245	41,606	16%	30,732	13%	Various
National HealthCare Corporation	SNF	171,297	37,467	14%	37,626	16%	2026
All others	Various	992,423	96,502	36%	79,846	35%	Various
		$2,664,605	$265,127		$232,353

Straight-line rent of $7,397,000 and $8,965,000 was recognized from the Holiday lease for the years ended December 31, 2017 and 2016, respectively. Straight-line rent of $6,984,000 and $7,369,000 was recognized from the Senior Living lease for the years ended December 31, 2017 and 2016, respectively. Straight-line rent of $5,102,000 and $858,000 was recognized from the Bickford leases for the years ended December 31, 2017 and 2016, respectively. The increase in straight-line rent from Bickford reflects the extension of leases in the second quarter of 2017. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

Our operators report to us the results of their operations, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. In our most fundamental analyses, we will typically compute EBITDARM, a property level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of the assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as those fees are contractually subordinate to our lease payment. The eliminations provide a comparable basis for assessing our various relationships.

EBITDARM attempts to tell a story in shorthand of the cash potential of a group of assets - for NHI this would be a senior housing community or a portfolio of communities. Social and other non-quantifiable benefits are disregarded. We rely on these, a careful balance sheet analysis, and other analytical procedures to guide us in making decisions and in managing our assets - our primary function as a REIT, from which flow the expected rewards of real estate ownership.

Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators can be counted on to have reported their results, at the latest, within ninety days of month’s end. We have identified EBITDARM as the most elemental barometer of success, based on results they have reported to us. From EBITDARM we calculate a lease coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly rental obligation. The results are presented below on a trailing twelve-month basis, as of the quarters ended September 30, 2017, 2016 and 2015:

	2017		2016		2015
	EBITDARM/ Cash Rent	Number of Properties	EBITDARM/ Cash Rent	Number of Properties	EBITDARM/ Cash Rent	Number of Properties
Senior Housing (SHO)
Need-Driven	1.19x	89	1.20x	80	1.33x	69
Discretionary	1.23x	37	1.26x	36	1.22x	33
Total SHO	1.21x	126	1.23x	116	1.27x	102

Skilled Nursing	2.52x	71	2.78x	70	3.09x	65
Hospitals	2.17x	3	2.62x	3	2.29x	3
Medical Office	4.79x	2	11.3x	2	7.72x	2

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. While the coverages above can be seen as informational only, and we use the results of individual leases to inform our decision making with respect to our specific tenants, overall trends bear analysis. The decline in coverage in our SHO portfolio was driven primarily by changing contractual responsibility for coverages with the unwinding of our RIDEA structure in 2016 and by the inclusion of development properties in 2016 and 2017 among the population under consideration. Coverages in skilled nursing reflect changes in the operational structure of our largest skilled nursing tenant, a larger presence of new tenants within the population, and the renegotiation of certain leases resulting in the recognition of higher rental revenues by NHI. The decline in MOB coverage in 2017 followed the devastation of Hurricane Harvey along the Texas coast.

Presented below are coverages from our four largest tenants during the same periods described above. Trends discussed for our SNFs and ALFs incorporate relevant information for NHC and Bickford. Holiday undertook significant operational restructuring affecting 2017 that led to a slight downturn in trailing twelve-month coverage. Recent three-month results indicate a significant recovery toward previous occupancy levels. We regard SLC trends as within the range of normal expected deviation.

	2017		2016		2015
	EBITDARM/ Cash Rent	Number of Properties	EBITDARM/ Cash Rent	Number of Properties	EBITDARM/ Cash Rent	Number of Properties
NHC	3.61x	42	3.67x	42	3.91x	42
Senior Living	1.21x	9	1.22x	8	1.24x	8
Bickford	1.22x	38	1.19x	37	1.44x	29
Holiday	1.16x	25	1.19x	25	1.21x	25

RIDEA

On September 30, 2016, NHI and Sycamore Street, LLC (“Sycamore”), an affiliate of Bickford entered into a definitive agreement terminating our joint venture which consisted of the ownership and operation of 35 properties and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary, PropCo which owned 35 assisted living/memory care facilities, three new facilities and two facilities in development. The facilities had been leased to OpCo, in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. The joint venture was structured to comply with the provisions of RIDEA. For the combined transaction, we recognized a gain of $1,657,000 on the sale of OpCo; we recognized $462,000 of income tax expense in applying a full valuation allowance to our state net operating loss carry-forwards on our Taxable REIT Subsidiary; Bickford’s non-controlling interest was de-recognized; and the difference between the fair value of NHI’s cost allocated to the redemption and the carrying amount of the 15% non-controlling interest was recorded as an adjustment to equity through additional-paid-in capital.

Investment Highlights

Since January 1, 2017, we have made or announced the following real estate and note investments ($ in thousands):

	Date	Properties	Asset Class	Amount
2017
Lease Investments
Navion Senior Solutions	February 2017	2	SHO	$16,100
Prestige Care	March 2017	1	SHO	26,200
The LaSalle Group	March 2017	5	SHO	61,865
The Ensign Group	March 2017	1	SNF	15,096
Bickford Senior Living	June 2017	1	SHO	10,400
Acadia Healthcare	July 2017	1	HOSP	4,840
Senior Living Communities	August 2017	1	SHO	6,830
Marathon/Village Concepts	October 2017	1	SHO	7,100
Discovery Senior Living	December 2017	1	SHO	34,600
Navion Senior Solutions	December 2017	1	SHO	8,200

Note Investments
Bickford Senior Living	January 2017	1	SHO	14,000
Evolve Senior Living	August 2017	1	SHO	10,000
				$215,231

2018
The Ensign Group - lease investment	January 2018	1	SNF	$14,400
Bickford Senior Living - construction loan	January 2018	1	SHO	14,000
				$28,400

Navion Senior Solutions

In two acquisitions, we acquired three assisted living/memory-care facilities totaling 118 units in North Carolina. In the first acquisition, on February 21, 2017, we paid $16,100,000, inclusive of $100,000 in closing costs and the funding of $207,000 in specified capital improvements for two assisted living/memory-care facilities totaling 86 units in Hendersonville, North Carolina. We leased the facilities to Navion Senior Solutions (“NSS,” previously known as Ravn Senior Solutions) for an initial lease term of 15 years plus renewal options. The initial annual lease rate is 7.35%, plus fixed annual escalators. For the two facilities acquired in February, we have additionally committed to NSS certain earnout payments contingent on reaching and maintaining certain performance metrics. As earned, the earnout payments, totaling $1,500,000, would be due in installments of up to $1,000,000 for performance measured as of December 31, 2018, with any subsequently earned cumulative unpaid amounts to be measured and due as earned for the periods ending December 31, 2019 and/or 2020. Upon funding, contingent payments earned will be added to the lease base.

On December 14, 2017, for $7,550,000, inclusive of $100,000 in closing costs, we acquired a third assisted living/memory-care facility totaling 32 units in Durham, North Carolina. We leased the facility to NSS for an initial lease term of 15 years plus renewal options. Additionally, the lease provides for lease incentives of up to $3,350,000 based upon the achievement of certain performance metrics, and we have committed $650,000 to an expansion program. The initial annual lease rate is 7.15%, plus fixed annual escalators. Payment of any incentives will be added to the lease base at the rate prevailing when funded. The Durham acquisition was incorporated into the existing master lease, which was extended for all properties through December 2032.

NSS’s relationship to NHI consists of its leasehold interests and purchase options and is considered a variable interest, analogous to a financing arrangement. NSS is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE. Additionally, the master lease conveys to NHI an option to purchase a third facility currently operated by NSS.

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

The LaSalle Group

On March 16, 2017, we acquired five memory care communities totaling 223 units in Texas and Illinois for $61,800,000 plus closing costs of $65,000. We leased the facilities to The LaSalle Group (“LaSalle”) for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7% plus annual escalators of 3.5% in years two through three and 2.5% thereafter. The acquisition was accounted for as an asset purchase.

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

The Ensign Group

On March 24, 2017, we acquired from a developer a 126-bed skilled nursing facility in New Braunfels, Texas for a cash investment of $13,846,000 plus $1,250,000 contributed by the lessee, The Ensign Group (“Ensign”). The facility was then included under our existing master lease for the remaining lease term of 14 years plus renewal options. The initial lease rate is set at 8.35% subject to annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase.

On January 12, 2018, NHI we acquired from a developer a 121-bed skilled nursing facility in Waxahachie, Texas for a cash investment of $14,400,000 plus $1,275,000 contributed by the lessee, Ensign. The facility will be included under our existing master lease with Ensign for the remaining lease term of 13 years plus renewal options. The initial lease rate is set at 8.2% subject to annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase.

With the acquisition of the New Braunfels and Waxahachie properties, NHI has a continuing commitment to purchase, from the developer, two new skilled nursing facilities in Texas for approximately $28,000,000 which are newly developed and are leased to Legend Healthcare and subleased to Ensign. The fixed-price nature of the commitment creates a variable interest for NHI in the developer, whom NHI considers to lack sufficient equity to finance its operations without recourse to additional subordinated debt. The presence of these conditions causes the developer to be considered a VIE.

Bickford

As of December 31, 2017 our Bickford portfolio is structured as following (in thousands):

	Lease Expiration
	Sept / Oct 2019	June 2023	Sept 2027	May 2031	Total
Number of Properties	10	13	4	20	47
2017 Annual Contractual Rent	$8,994	$10,809	$125	$16,576	$36,504
Straight Line Rent Adjustment	(347)	226	309	4,914	5,102
Total Revenues	$8,647	$11,035	$434	$21,490	$41,606

On June 1, 2017, we acquired an assisted living/memory-care facility totaling 60 units in Lansing, Michigan, for $10,400,000, inclusive of $200,000 in closing costs. Additionally, we have committed to the funding of $475,000 in specified capital improvements, which will be added to the lease base. We included this facility in a master lease to Bickford for a remaining term of 14 years plus renewal options. The initial lease rate is 7.25%, plus annual fixed escalators. We accounted for the acquisition as an asset purchase.

In April and August 2017, Bickford opened the last two of the five-facility development project announced in 2015. Newly-constructed facilities have an annual lease rate of 9% at completion, after six months of free rent. NHI has a right to future Bickford acquisitions, development projects and refinancing transactions. Of these facilities, 35 were held in a RIDEA structure and operated as a joint venture until September 30, 2016, when NHI and Sycamore, an affiliate of Bickford, entered into a definitive agreement terminating the joint venture and converting Bickford’s participation to a triple-net tenancy with assumption of existing leases and terms. Through September 30, 2016, NHI owned an 85% equity interest and Sycamore owned a 15% equity interest in our consolidated subsidiary, PropCo. The facilities were leased to an operating company , in which NHI previously held a non-controlling 85% ownership interest. The facilities are managed by Bickford. Our joint venture was structured to comply with the provisions of RIDEA. On September 30, 2016, we unwound the joint venture underlying the RIDEA and reacquired Bickford’s share of its assets. Effective May 1, 2017, NHI and Bickford announced a new amended and restated master lease covering 20 Bickford properties. Under terms of the new master lease, the base term for these properties will now extend to May 2031. Additionally, effective June 28, 2017, the leases of thirteen properties acquired in June 2013 and initially set for expiration in June 2018 have been renewed and extended through June 2023.

In September 2017, upon collection of all past-due rents, we transitioned the lease of a 126-unit assisted living portfolio from our then tenant as the result of material noncompliance with lease terms. On September 30, 2017, we entered into a 10-year lease with Bickford, beginning October 1, 2017. The agreement provides for initial annual lease payments of $1,500,000 with a 4% escalator in effect for years two through four and 3% thereafter. Additionally, the lease provides a purchase option which opens immediately and is co-terminus with the lease. The option will be exercisable for the greater of $21,400,000 or at a capitalization rate of 8.5% on the forward 12-month rental at the time of exercise. The former lease provided for a contractual payment of $2,237,000 in 2016.

Acadia

In July 2017, we acquired a 10-acre parcel of land (“Property”) for $4,840,000. The Property was conveyed to NHI by a subsidiary of our tenant, Acadia Healthcare Company (“Acadia”), who is the lessee of NHI’s TrustPoint Hospital in Murfreesboro, Tennessee, which is situated on adjacent land. Our ground lease with Acadia covers a 10-year period and bears an initial rate of 7%, subject to escalation after the third year. Additionally, the lease confers a purchase option on the property, on which Acadia intends to construct a sister facility. The option opens in 2020, extends through June 2023, and is to be exercisable at our original purchase price. In connection with the ground lease, the window of Acadia’s existing purchase option on the TrustPoint Hospital facility was shifted from 2018 to 2020 to coincide with the option window on the Property. Of our total revenues, $2,537,000 and $2,392,000 were derived from Acadia for the years ended December 31, 2017 and 2016, respectively.

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

Senior Living Communities

On August 25, 2017, we committed to fund up to $6,830,000 in upgrades covering identified needs within the nine independent living facilities operated by Senior Living. Amounts funded will be added to the lease base. No funding had occurred under the agreement as of December 31, 2017.

Marathon/Village Concepts

On October 15, 2017, we committed up to $7,100,000 to fund the expansion of our independent living community in Chehalis, Washington leased to Marathon Development and Village Concepts Retirement Communities (“Marathon”). Upon funding, incurred amounts will be added to the lease base. As of December 31, 2017, no funding had occurred under the agreement.

Discovery

On December 1, 2017, we acquired a 200-unit independent living facility in Tulsa, Oklahoma, for $34,600,000 including the assumption of a Fannie Mae mortgage with remaining balance of $18,311,000. The mortgage amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, and bears interest at an annual rate of 4.6%. We leased the property to Discovery Senior Living (“Discovery”) at an initial lease rate of 7% with fixed annual escalators beginning in year two of the fifteen-year term. We have additionally committed up to $500,000 in capital improvements, which upon funding will be added to the lease base. The acquisition was accounted for as an asset purchase.

Potential Effects of Medicare Reimbursement

Our tenants who operate SNFs receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. CMS released a rule outlining a 1% increase in their Medicare reimbursement for fiscal year 2018 beginning on October 1, 2017. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to SNFs. Any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

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

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the year ended December 31, 2017, except as noted above, we did not have any renewing or expiring leases.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in 2018, we are engaged in negotiations to continue as lessor or in some other capacity.

We adjust rental income for the amortization of payments recorded as the result of the eventual settlement of commitments and contingencies listed later in Item 7 as lease inducements. Amortization of these payments against revenues was $119,000, $40,000 and $40,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Tenant Non-Compliance

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving coverage and liquidity ratios. Rent to the Company was current as of December 31, 2017. Lease revenues from the tenant and its affiliates comprise 3% of our rental income, and the related straight-line rent receivable was approximately $3,482,000 at December 31, 2017.

We continue to work with the tenant to resolve their defaults. In this effort, we have established a physical presence and visited specific touchpoints that concentrate on the tenant’s revenue and expenditure cycles, and we have identified potential efficiencies. The combination of monitoring and the redoubling of the operator’s efforts has yielded early (unaudited) results that indicate some improvement in collections, occupancy and margins, an attendant strengthening of operating ratios, and point the way to renewed profitability. With these developments, we continue to maintain a heightened vigilance toward the performance of the portfolio. No rent concessions have been offered to this tenant.

The defaults mentioned above typically give rise to considerations regarding the impairment or recoverability of the related assets, and we give additional attention to the nature of the default’s underlying causes. At this time, consequently, our assessment of likely undiscounted cash flows, calculated at the lowest level for which identifiable asset-specific cash flows are largely independent, reveals no basis for an impairment charge on the underlying real estate.

Real Estate and Mortgage Write-downs

Our borrowers and tenants experience periods of significant financial pressures and difficulties similar to those encountered by other health care providers. Governments at both the federal and state levels have enacted legislation to lower, or at least slow, the growth in payments to health care providers. Furthermore, the cost of professional liability insurance has increased significantly during this same period. Since inception, a number of our facility operators and mortgage loan borrowers have undergone bankruptcy. Others have been forced to surrender properties to us in lieu of foreclosure or, for certain periods, have failed to make timely payments on their obligations to us.

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

Mortgage Loans

Bickford

We have the following note investments with Bickford:

	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	14,000,000	(11,096,000)	Illinois
January 2017	9%	5 years	14,000,000	(4,462,000)	Michigan
January 2018	9%	5 years	14,000,000	(1,490,000)	Virginia
			$42,000,000	$(17,048,000)

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

Our loans to Bickford represent a variable interest as do our leases, which are considered analogous to financing arrangements. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE. On these and future loan development projects, Bickford as the borrower is entitled to up to $2,000,000 per project in incentive loan draws based upon the achievement of predetermined operational milestones, the funding of which will increase the principal amount and NHI's future purchase price and eventual NHI lease payment.

Evolve

In August 2017, we completed a first mortgage loan of $10,000,000 to Evolve for the purchase of a 40 unit memory care facility in New Hampshire. The loan provides for annual interest of 8% and a maturity of five years plus renewal terms at the option of the borrower. Terms of the loan grant NHI a 10% participation in the property’s appreciation during the period the loan is outstanding, and NHI also has the option to purchase the facility at fair market value after the second year of the loan. Our loan to Evolve represents a variable interest. Evolve is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

Timber Ridge

In February 2015, we entered into an agreement to lend up to $154,500,000 to LCS-Westminster Partnership III LLP (“LCS-WP”), an affiliate of Life Care Services (“LCS”) . The loan agreement conveys a mortgage interest and facilitates the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in Issaquah, WA managed by LCS.

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $53,622,000 of Note A as of December 31, 2017. Note A is interest-only and is locked to prepayment for three years. After year three, the prepayment penalty starts at 5% and declines 1% per year. The second note (“Note B”) is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully funded as of December 31, 2017. We expect substantial repayment with new resident entrance fees from the opening of Phase II in October, 2016. Repayment of Note B amounted to $92,547,000 as of December 31, 2017.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined. The current basis of our investment in Timber Ridge loans, net of unamortized commitment fees, is $54,805,000, but we are obligated to complete the funding of Note A up to $60,000,000.

Other Note Activity

In June 2017 Traditions of Minnesota paid off the undiscounted balance of $4,256,000 on its mortgage note outstanding to NHI. With the early payoff, we recognized interest income of $922,000 related to a prepayment penalty and the retirement of the remaining unamortized discount.

Tenant Purchase Options

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income with fixed contractual escalations is ordinarily recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open or coming open in 2018, we are engaged in preliminary negotiations to continue as lessor or in some other capacity. A summary of these tenant options to purchase senior housing communities, hospitals, medical office buildings and skilled nursing facilities is presented below ($ in thousands):

Asset	Number of	Lease	1st Option	Current
Type	Facilities	Expiration	Open Year	Cash Rent
MOB	1	February 2025	Open	$300
HOSP	1	September 2027	2020	$2,398
SHO	8	December 2024	2020	$4,144
HOSP	1	March 2025	2020	$1,831
SHO	3	June 2025	2020	$4,961
SHO	2	May 2031	2021	$4,421
HOSP	1	June 2022	2022	$3,398
Various	8	—	Thereafter	$4,061

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

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2017	2016	$	%
Revenues:
Rental income
ALFs leased to Bickford	36,504	29,874	6,630	22.2%
8 EFCs and 1 SLC leased to Senior Living Communities	38,751	32,964	5,787	17.6%
ALFs leased to The LaSalle Group	3,437	—	3,437	NM
15 SNFs leased to Ensign Group transitioned from Legend	19,025	16,653	2,372	14.2%
1 ALF and 2 SLCs leased to East Lake Capital Management	9,382	7,110	2,272	32.0%
ALFs leased to Chancellor Health Care	7,559	5,558	2,001	36.0%
SNFs leased to Health Services Management	9,001	7,241	1,760	24.3%
2 ALFs and 3 SNFs leased to Prestige Senior Living	5,293	3,712	1,581	42.6%
ILFs leased to an affiliate of Holiday Retirement	36,420	34,852	1,568	4.5%
Other new and existing leases	73,665	72,191	1,474	2.0%
	239,037	210,155	28,882	13.7%
Straight-line rent adjustments, new and existing leases	26,090	22,198	3,892	17.5%
Total Rental Income	265,127	232,353	32,774	14.1%
Interest income from mortgage and other notes
Timber Ridge	5,118	8,249	(3,131)	NM
Senior Living Management	2,006	444	1,562	NM
Bickford construction loans	782	69	713	NM
Senior Living Communities	1,575	997	578	NM
Mortgage and other notes paid off during the period	1,104	940	164	17.4%
Other new and existing mortgages	2,549	3,106	(557)	(17.9)%
Total Interest Income from Mortgage and Other Notes	13,134	13,805	(671)	(4.9)%
Investment income and other	398	2,302	(1,904)	(82.7)%
Total Revenue	278,659	248,460	30,199	12.2%
Expenses:
Depreciation
ALFs operated by Bickford Senior Living	12,024	9,783	2,241	22.9%
7 EFCs and 1 SLC leased to Senior Living Communities	14,328	12,821	1,507	11.8%
ALFs leased to The LaSalle Group	1,217	—	1,217	NM
15 SNFs leased to Ensign Group transitioned from Legend	5,665	4,487	1,178	26.3%
ALFs leased to Chancellor Health Care	2,437	1,767	670	37.9%
Other new and existing assets	31,502	30,667	835	2.7%
Total Depreciation	67,173	59,525	7,648	12.8%
Interest expense and amortization of debt issuance costs and discounts	46,324	43,108	3,216	7.5%
Payroll and related compensation expenses	6,352	4,272	2,080	48.7%
Compliance, consulting and administrative fees	2,514	3,048	(534)	(17.5)%
Non-cash share-based compensation expense	2,612	1,732	880	50.8%
Loan and realty losses (recoveries)	—	15,856	(15,856)	NM
Other expenses	2,193	2,152	41	1.9%
	127,168	129,693	(2,525)	(1.9)%
Income before equity-method investee, income tax benefit (expense),
investment and other gains and noncontrolling interest	151,491	118,767	32,724	27.6%
Loss from equity-method investee	—	(1,214)	1,214	NM
Loss on convertible note retirement	(2,214)	—	(2,214)	NM
Income tax (expense) benefit of taxable REIT subsidiary	—	(749)	749	NM
Investment and other gains	10,088	35,912	(25,824)	(71.9)%
Net income	159,365	152,716	6,649	4.4%
Net income attributable to noncontrolling interest	—	(1,176)	1,176	(100.0)%
Net income attributable to common stockholders	$159,365	$151,540	$7,825	5.2%

NM - not meaningful

Financial highlights of the year ended December 31, 2017, compared to 2016 were as follows:

•
Rental income increased $32,774,000, or 14.1%, primarily as a result of new investments funded in 2017 and 2016. The increase in rental income included a $3,892,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $671,000, due to a combination of the continued repayment of our construction loan to Timber Ridge, interest income received on development loans to Bickford Senior Living and Senior Living Management and the recognition of an unamortized note discount related to a mortgage note which was paid in full during the second quarter. We expect total interest income from our loan portfolio to decrease with the full repayment of our $94,500,000 construction loan to Timber Ridge in January 2018.

•	Depreciation expense increased $7,648,000 primarily due to new real estate investments completed during 2017 and 2016.

•
Interest expense, including amortization of debt discount and issuance costs, increased $3,216,000 primarily as a result of an increase in 30-day LIBOR, which is the benchmark for our revolving debt, and the refinancing of $75,000,000 in September 2016 to an 8-year note with annual interest at 3.93%.

•	Payroll and related compensation expenses increased $2,080,000 due primarily to the addition of new corporate employees and the expense of certain incentive bonuses.

•
Investment and other gains for the year ended December 31, 2017 consist of $10,038,000 from the sale of marketable securities. For the year ended December 31, 2016, investment and other gains include $29,673,000 from the sale of marketable securities, $2,805,000 from the sale of two Texas skilled nursing facilities, $1,654,000 from the sale of an Idaho skilled nursing facility, $123,000 from the sale of a vacant land parcel in Alabama and $1,657,000 recorded as a gain on the sale of our 85% non-controlling interest in OpCo.

•
Loan and realty losses of $15,856,000 for the year ended December 31, 2016 relate to non-cash transactional write-offs involving the acquisition of eight skilled nursing facilities from Legend and transition of a total of 15 SNF leases to Ensign in the second quarter of 2016, and the non-cash write-off of straight-line rent receivable during the third quarter of 2016 resulting from a tenant’s material non-compliance with our lease terms which, as of October 1, 2017, NHI has transitioned to another tenant.

The significant items affecting revenues and expenses are described below (in thousands):

	Years ended December 31,		Period Change
	2016	2015	$	%
Revenues:
Rental income
15 SNFs leased to Ensign Group transitioned from Legend	15,660	9,394	6,266	66.7%
ALFs leased to Bickford	29,874	23,853	6,021	25.2%
1 ALF and 2 SLCs leased to East Lake Capital Management	7,110	2,342	4,768	NM
8 EFCs and 1 SLC leased to Senior Living Communities	32,964	31,000	1,964	6.3%
ALFs leased to Chancellor Health Care	5,558	3,738	1,820	48.7%
ILFs leased to an affiliate of Holiday Retirement	34,852	33,351	1,501	4.5%
SNFs leased to Fundamental Long Term Care[1]	2,682	5,416	(2,734)	(50.5)%
2 SNFs leased to Legend[2]	993	3,127	(2,134)	(68.2)%
Other new and existing leases	80,462	77,563	2,899	3.7%
	210,155	189,784	20,371	10.7%
Straight-line rent adjustments, new and existing leases	22,198	24,623	(2,425)	(9.8)%
Total Rental Income	232,353	214,407	17,946	8.4%
Interest income from mortgage and other notes
Timber Ridge	7,976	3,569	4,407	NM
Senior Living Communities	976	411	565	NM
Mortgage and other notes paid off during the period	556	2,189	(1,633)	(74.6)%
Other new and existing mortgages	4,297	4,037	260	6.4%
Total Interest Income from Mortgage and Other Notes	13,805	10,206	3,599	35.3%
Investment income and other	2,302	4,335	(2,033)	(46.9)%
Total Revenue	248,460	228,948	19,512	8.5%
Expenses:
Depreciation
1 ALF, 2 SLCs and 2 EFCs leased to East Lake Capital	2,495	889	1,606	NM
15 SNFs leased to Ensign Group transitioned from Legend	4,487	2,102	2,385	NM
ALFs operated by Bickford Senior Living	9,783	7,669	2,114	27.6%
ALFs leased to Chancellor Health Care	1,767	1,104	663	60.1%
Other new and existing assets	40,993	41,359	(366)	(0.9)%
Total Depreciation	59,525	53,123	6,402	12.1%
Interest expense and amortization of debt issuance costs and discounts	43,108	37,629	5,479	14.6%
Payroll and related compensation expenses	4,272	4,375	(103)	(2.4)%
Compliance, consulting and professional fees	3,048	3,292	(244)	(7.4)%
Non-cash share-based compensation expense	1,732	2,134	(402)	(18.8)%
Loan and realty losses (recoveries)	15,856	(491)	16,347	NM
Other expenses	2,152	2,167	(15)	(0.7)%
	129,693	102,229	27,464	26.9%
Income before equity-method investee, income tax benefit (expense),
investment and other gains and noncontrolling interest	118,767	126,719	(7,952)	(6.3)%
Loss from equity-method investee	(1,214)	(1,767)	553	31.3%
Income tax (expense) benefit of taxable REIT subsidiary	(749)	707	(1,456)	NM
Investment and other gains	35,912	24,655	11,257	45.7%
Net income	152,716	150,314	2,402	1.6%
Net income attributable to noncontrolling interest	(1,176)	(1,452)	276	(19.0)%
Net income attributable to common stockholders	$151,540	$148,862	$2,678	1.8%

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

•
Interest income from mortgage and other notes increased $3,599,000 primarily due to advances made on our mortgage and construction loan commitment to the Timber Ridge entrance fee community as described in Investment Highlights, partially offset by lower interest income from notes paid off during 2016. We expect total interest income from our loan portfolio to decrease as repayments of our $94,500,000 construction loan to Timber Ridge began in October 2016, and the loan was substantially repaid during 2017. Repayments amounted to $61,289,000 as of December 31, 2016, plus an additional $7,304,000 through February 15, 2017.

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

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change
	12/31/2017	12/31/2016	$	%	12/31/2015	$	%
Cash and cash equivalents at beginning of period	$4,636	$13,090	$(8,454)	NM	3,091	$9,999	323.5%
Net cash provided by operating activities	197,325	177,219	20,106	11.3%	164,425	12,794	7.8%
Net cash used in investing activities	(163,846)	(329,838)	165,992	NM	(136,326)	(193,512)	141.9%
Net cash (used in) provided by financing activities	(35,052)	144,165	(179,217)	NM	(18,100)	162,265	(896.5)%
Cash and cash equivalents at end of period	$3,063	$4,636	$(1,573)	(33.9)%	13,090	$(8,454)	NM

Operating Activities – Net cash provided by operating activities for the year ended December 31, 2017 increased primarily as a result of the collection of lease and interest payments on new real estate investments completed during 2017 and 2016.

Investing Activities – Net cash flows used in investing activities for the year ended December 31, 2017 decreased primarily due to $225,646,000 of investments in real estate and notes, which were partially offset by collection of notes receivable, sales of marketable securities and certain real estate assets, compared with $486,788,000 of investments in real estate and notes in 2016 that were similarly offset by collections.

Financing Activities – The use of cash in financing activities resulted primarily from the excess of dividend payments over proceeds from equity offerings, the impact of other large transactions primarily being the restructuring of our debt.

Liquidity

At December 31, 2017, our liquidity was strong, with $332,063,000 available in cash and borrowing capacity on our revolving credit facility.

We began liquidating our position in LTC Properties, Inc. (“LTC”) common stock in the fourth quarter of 2015, realizing cumulative total proceeds of $109,318,000 through December 31, 2017. We realized taxable gains of $10,038,000, $29,673,000, and $23,529,000 for the years ended December 31, 2017, 2016 & 2015 respectively.

Our ATM program, discussed below, represents an additional source of liquidity. Traditionally, debt financing and cash resulting from operating and investing activities, which are derived from proceeds of lease and note collections, loan payoffs and the recovery of previous write-downs, have been used to satisfy our operational and investing needs and to provide a return to our shareholders. Those operational and investing needs reflect the resources necessary to maintain and cultivate our funding sources and have generally fallen into three categories: debt service, REIT operating expenses, and new real estate and note investments.

In June 2016, we completed an at-the market (“ATM”) equity offering. The following table summarizes the issuances on our ATM as of December 31, 2017.

	Shares	Weighted Average Share Price	Net Proceeds
June 2016	714,666	$71.30	$50,189,000
August - September 2016	680,976	$80.51	$54,001,000
March 2017	1,123,184	$72.31	$79,722,000
August - October 2017	537,977	$80.20	$42,515,000
	3,056,803		$226,427,000

The use of funds from our ATM and the liquidation of our position in LTC common stock effected a rebalancing of our leverage in response to our acquisitions and has kept our options flexible for further expansion. We continue to explore various other funding sources including bank term loans, convertible debt, traditional equity placement, unsecured bonds and senior notes, debt private placement and secured government agency financing. We view our ATM program as an effective way to match-fund our smaller acquisitions by exercising control over the timing and size of transactions and achieving a more favorable cost of capital as compared to larger follow-on offerings.

We expect that borrowings on our revolving credit facility, borrowings on term loans, and our ATM program will allow us to continue to make real estate investments during 2018. However, we anticipate that our historically low cost of debt capital will continue to rise in the near to mid-term, as the federal government prolongs the upward transitioning of the federal funds rate. In response to the changed interest-rate environment, we may find it advisable within the coming year to acquire a public credit rating as a tool for managing our interest costs.

We anticipate continued use of proceeds from the ATM program for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. The ATM offerings have been made pursuant to a prospectus supplement dated February 17, 2015 and a related prospectus dated March 18, 2014, as well as the new prospectus, effective February 22, 2017, filed as part of our automatic “shelf” registration statement on Form S-3 and updating our previous filings with the Securities and Exchange Commission.

In August 2017, we amended our unsecured $800,000,000 credit facility, scheduled to mature in June 2020, consolidated our three bank term loans into a single $250,000,000 term loan and extended the maturity of the term loan and $550,000,000 revolving credit facility to August 2022. The facility provides for floating interest on the term loan and revolver to be initially set at 30-day LIBOR plus 130 and 115 bps, respectively, based on current leverage metrics. Additional significant amendments to the facility include the refinement of the collateral pool, imposition of a 0% floor to the LIBOR base, movement from the payment of unused commitment fees to a facility fee of 20 basis points and the composition of creditors participating in our loan syndication. The employment of interest rate swaps to fix LIBOR on our bank term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.” Also in August 2017, we amended our private placement term loan agreements to largely conform those agreements with our bank credit facility.

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

During the year ended December 31, 2017, we undertook targeted open-market repurchases of certain of our convertible notes having an original face amount of $200,000,000. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. The total balance of notes repurchased and retired through December 31, 2017, net of unamortized original issue discount and associated issuance costs, was $50,785,000, resulting in the recognition of losses on the note retirements for the year ended December 31, 2017, of $2,214,000, calculated as the excess of cash paid over the carrying value of that portion of the notes accounted for as debt. For the retirement of that portion of the outlay allocated to the fair value of the conversion feature, $7,930,000 was charged to additional paid-in capital during the year ended December 31, 2017.

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

To mitigate our exposure to interest rate risk, we have in place the following interest rate swap contracts in place to hedge against floating rates on our $250,000,000 bank term loan as of December 31, 2017 (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	3.29%	1-month LIBOR	$40,000	$159
June 2013	June 2020	3.86%	1-month LIBOR	$80,000	$(227)
March 2014	June 2020	3.91%	1-month LIBOR	$130,000	$(520)

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative has been reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness have been recognized in earnings. Hedge ineffectiveness related to our cash flow hedges, which is reported in current period earnings as interest expense, was not significant for the two years ended December 31, 2016 and 2015. With the amendment of our bank credit facility in August 2017, discussed above, the introduction to the debt instrument of a LIBOR floor not present in the hedges resulted in hedge inefficiency of approximately $353,000 for the year ended December 31, 2017, which we credited to interest expense.

In the first quarter of 2018, we intend to adopt ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, among whose provisions is a change in the timing and income statement line item for ineffectiveness related to cash flow hedges. The transition method is a modified retrospective approach that will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which we adopt the update. The primary provision in the ASU requiring an adjustment to our beginning retained earnings is the change in timing and income statement line item for ineffectiveness related to cash flow hedges. As a result of the transition guidance provided in the ASU, as of January 1, 2018, cumulative ineffectiveness as adjusted for any prior off-market cashflow hedges will be reclassified out of beginning retained earnings and into accumulated other comprehensive income. Upon adoption of the ASU, a better alignment of the Company’s financial reporting for hedging activities with the economic objectives of those activities should result.

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

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the year ending December 31, 2017 and thereafter. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. As described in Note 1 to the consolidated financial statements, our leases, mortgages and other notes receivable with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed below under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at December 31, 2017, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in in Notes 1, 2, 3 and 6 to the consolidated financial statements.

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

Additional disclosure requirements also give widely ranging results depending on market price variability. The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for the remaining notes outstanding of $147,575,000 at December 31, 2017, delivers an excess of $10,776,000, whereas the use of another price point would give a different result.

The conversion feature is generally available to the noteholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price, or $91.35 per share, down from $93.55 per share, initially. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes will be recognized first as a settlement of the notes at par and then will be recognized in income to the extent the portion allocated to the debt instrument differs from par value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations

As of December 31, 2017, our contractual payment obligations were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest[1]	$1,425,101	$44,168	$276,452	$787,572	$316,909
Real estate purchase liabilities	42,000	14,000	28,000	—	—
Construction commitments	24,186	24,186	—	—	—
Loan commitments	33,204	33,204	—	—	—
	$1,524,491	$115,558	$304,452	$787,572	$316,909
1 Interest is calculated based on the weighted average interest rate of outstanding debt balances as of December 31, 2017. The calculation also includes a commitment fee of .20%.

Commitments and Contingencies

The following tables summarize information as of December 31, 2017 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(53,622,000)	$6,378,000
Bickford Senior Living	SHO	Construction	28,000,000	(15,558,000)	12,442,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(616,000)	14,384,000
			$103,000,000	$(69,796,000)	$33,204,000

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

See Note 3 to the consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. LCS has been repaying its construction loan and indications are that additional draws on Note A in 2018 will not result in full funding under terms of the agreement. Funding of the promissory note commitment to Bickford is expected to continue monthly through 2018.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(14,000,000)	$42,000,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(5,900,000)	4,100,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	(122,000)	2,278,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Senior Living Communities	SHO	Renovation	6,830,000	(970,000)	5,860,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
Woodland Village	SHO	Renovation	7,450,000	(762,000)	6,688,000
Chancellor Health Care	SHO	Construction	650,000	(62,000)	588,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$88,380,000	$(24,437,000)	$63,943,000

We remain obligated to purchase, from a developer, three new skilled nursing facilities in Texas for $42,000,000 which are leased to Legend and subleased to Ensign.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford / Sycamore	SHO	Lease Inducement	$14,000,000	$(2,250,000)	$11,750,000
East Lake Capital Management	SHO	Lease Inducement	8,000,000	—	8,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$32,850,000	$(2,250,000)	$30,600,000

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

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics, which have been assessed as not probable of payment and which we have not recorded on our balance sheet as of December 31, 2017. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which was recorded on our consolidated balance sheet within accounts payable and other accrued expenses at acquisition in 2014.

In February 2014, we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo. In the fourth quarter of 2017, Sycamore began to draw on other means to furnish its resource provider the required letter of credit, and our commitment under the 2014 letter was ended. As of December 31, 2017, we furnish no direct support to Sycamore. As an affiliate company of Bickford, Sycamore is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

See Note 2 to the consolidated financial statements for further description of contingent lease inducements available to Navion, LaSalle and Prestige.

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

Funds From Operations - FFO

Our FFO per diluted common share for the year ended December 31, 2017 increased $0.25 (4.8%) over the same period in 2016. Our normalized FFO for the year ended December 31, 2017 increased $0.42 (9%) over the same period in 2016, primarily as the result of our new real estate investments in 2016 and 2017. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization and impairment, if applicable, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities. Normalized FFO excludes from FFO certain items which may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, recoveries of previous write-downs and the write off of debt issuance costs due to credit facility modifications.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the year ended December 31, 2017 increased $0.36 (8.2%) over the same period in 2016 due primarily to the impact of real estate investments completed during 2016 and 2017. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the year ended December 31, 2017 increased $24,290,000 (14.0%) over the same period in 2016 due primarily to the impact of real estate investments completed during 2016 and 2017. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders. Additionally, normalized FAD improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods and (iii) results among REITs, more meaningful. Because FAD may function as a liquidity measure, we do not present FAD on a per-share basis.

The following table reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Years ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$159,365	$151,540	$148,862
Elimination of certain non-cash items in net income:
Depreciation	67,173	59,525	53,123
Depreciation related to noncontrolling interest	—	(927)	(1,150)
Net gain on sales of real estate	(50)	(4,582)	(1,126)
NAREIT FFO attributable to common stockholders	$226,488	$205,556	$199,709
Gain on sale of marketable securities	(10,038)	(29,673)	(23,529)
Gain on sale of equity-method investee	—	(1,657)	—
Write-off of deferred tax asset	—	1,192	—
Loss on early retirement of convertible debt	2,214	—	—
Debt issuance costs written-off due to credit facility modifications	407	—	—
Ineffective portion of cash flow hedges	(353)	—	—
Non-cash write-off of straight-line rent receivable	—	9,456	—
Write-off of lease intangible	—	6,400	—
Revenue recognized due to early lease termination	—	(303)	—
Recognition of note discount and early payment penalty	(922)	(288)	—
Recovery of previous write-down	—	—	(491)
Normalized FFO attributable to common stockholders	$217,796	$190,683	$175,689
Straight-line lease revenue, net	(26,090)	(22,198)	(24,623)
Straight-line lease revenue, net, related to noncontrolling interest	—	(4)	40
Amortization of lease incentives	119	40	40
Amortization of original issue discount	1,109	1,145	1,101
Amortization of debt issuance costs	2,483	2,368	2,311
Amortization of debt issuance costs related to noncontrolling interest	—	(27)	(30)
Normalized AFFO	$195,417	$172,007	$154,528
Non-cash stock based compensation	2,612	1,732	2,134
Normalized FAD	$198,029	$173,739	$156,662

BASIC
Weighted average common shares outstanding	40,894,219	39,013,412	37,604,594
FFO per common share	$5.54	$5.27	$5.31
Normalized FFO per common share	$5.33	$4.89	$4.67
Normalized AFFO per common share	$4.78	$4.41	$4.11

DILUTED
Weighted average common shares outstanding	41,151,453	39,155,380	37,644,171
FFO per common share	$5.50	$5.25	$5.31
Normalized FFO per common share	$5.29	$4.87	$4.67
Normalized AFFO per common share	$4.75	$4.39	$4.10

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	December 31,
	2017	2016	2015
Net income	$159,365	$152,716	$150,314
Interest expense	46,324	43,108	37,629
Franchise, excise and other taxes	960	1,009	985
Income tax of taxable REIT subsidiary	—	749	(707)
Depreciation	67,173	59,525	53,123
Net gain on sales of real estate	(50)	(4,582)	(1,126)
Normalizing items	—	—	—
Gain on sale of marketable securities	(10,038)	(29,673)	(23,529)
Gain on sale of equity-method investee	—	(1,657)	—
Loss on early retirement of convertible debt	2,214	—	—
Non-cash write-off of straight-line rent receivable	—	9,456	—
Write-off of lease intangible	—	6,400	—
Revenue recognized due to early lease termination	—	(303)	—
Acquisition costs under business combination accounting	—	—	—
Recognition of note discount and early payment penalty	(922)	(288)	—
Expenses related to abandoned capital offerring	—	—	—
Write-off of previously accrued executive bonus	—	—	—
Recovery of previous write-down	—	—	(491)
Change in fair value of interest rate swap	—	—	—
Other items, net	—	—	—
Adjusted EBITDA	$265,026	$236,460	$216,198

Interest expense at contractual rates	$40,385	$36,197	$30,094
Principal payments	794	768	743
Fixed Charges	$41,179	$36,965	$30,837

Fixed Charge Coverage	6.4x	6.4x	7.7x

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At December 31, 2017, we were exposed to market risks related to fluctuations in interest rates on approximately $221,000,000 of variable-rate indebtedness (excluding $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($329,000,000 at December 31, 2017) of our credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2017, net interest expense would increase or decrease annually by approximately $1,105,000 or $.03 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	December 31, 2017			December 31, 2016
	Balance[1]	% of total	Rate[5]	Balance[1]	% of total	Rate[5]
Fixed rate:
Convertible senior notes	$147,575	12.7%	3.25%	$200,000	17.7%	3.25%
Unsecured term loans[2]	650,000	56.0%	3.83%	650,000	57.4%	4.01%
HUD mortgage loans[3]	45,047	3.9%	4.04%	45,841	4.0%	4.04%
Fannie Mae mortgage loans[4]	96,367	8.3%	3.94%	78,084	6.9%	3.79%

Variable rate:
Unsecured revolving credit facility	221,000	19.1%	2.96%	158,000	14.0%	2.27%
	$1,159,989	100.0%	3.61%	$1,131,925	100.0%	3.62%

[1] Differs from carrying amount due to unamortized discount.
[2] Includes six term loans in 2017 and eight in 2016; rate is a weighted average
[3] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[4] Includes 14 Fannie Mae mortgages in 2017 and 13 in 2016
[5] Total is weighted average rate

The unsecured term loans in the table above give effect to $40,000,000, $80,000,000, and $130,000,000 notional amount interest rate swaps with maturities of April 2019, June 2020 and June 2020, respectively, that collectively are continuing to hedge against fluctuations in variable interest rates applicable to the $250,000,000 term loan maturing in 2022. These loans bear interest at LIBOR plus a spread, currently 130 basis points, based on our current Consolidated Coverage Ratio, as defined.

To highlight the sensitivity of our fixed-rate loans to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of December 31, 2017 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$390,816	$402,515	$379,509
Convertible senior notes	147,575	150,172	152,562	147,821
Fannie Mae mortgage loans	96,367	92,055	95,006	89,206
HUD mortgage loans	45,047	46,342	49,666	43,323

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At December 31, 2017, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $140,049,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage and other notes receivable by approximately $2,903,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $2,990,000.

Equity Price Risk

The Company is no longer subject to equity risk since it no longer owns any marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Health Investors, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Nashville, Tennessee
February 15, 2018

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets:	2017	2016
Real estate properties:
Land	$191,623	$172,003
Buildings and improvements	2,471,602	2,285,122
Construction in progress	2,678	15,729
	2,665,903	2,472,854
Less accumulated depreciation	(380,202)	(313,080)
Real estate properties, net	2,285,701	2,159,774
Mortgage and other notes receivable, net	141,486	133,493
Cash and cash equivalents	3,063	4,636
Straight-line rent receivable	97,359	72,518
Other assets	18,212	33,212
Total Assets	$2,545,821	$2,403,633

Liabilities and Equity:
Debt	$1,145,497	$1,115,981
Accounts payable and accrued expenses	17,476	20,874
Dividends payable	39,456	35,863
Lease deposit liabilities	21,275	21,325
Total Liabilities	1,223,704	1,194,043

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
41,532,154 and 39,847,860 shares issued and outstanding, respectively	415	398
Capital in excess of par value	1,289,919	1,173,588
Cumulative net income in excess of dividends	32,605	29,873
Accumulated other comprehensive income (loss)	(822)	5,731
Total Stockholders' Equity	1,322,117	1,209,590
Total Liabilities and Equity	$2,545,821	$2,403,633

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015

Revenues:
Rental income	$265,127	$232,353	$214,407
Interest income from mortgage and other notes	13,134	13,805	10,206
Investment income and other	398	2,302	4,335
	278,659	248,460	228,948
Expenses:
Depreciation	67,173	59,525	53,123
Interest	46,324	43,108	37,629
Legal	494	422	464
Franchise, excise and other taxes	960	1,009	985
General and administrative	12,217	9,773	10,519
Loan and realty losses (recoveries), net	—	15,856	(491)
	127,168	129,693	102,229
Income before equity-method investee, income tax benefit (expense),
investment and other gains (losses) and noncontrolling interest	151,491	118,767	126,719
Loss from equity-method investee	—	(1,214)	(1,767)
Loss on convertible note retirement	(2,214)	—	—
Income tax benefit (expense) of taxable REIT subsidiary	—	(749)	707
Investment and other gains	10,088	35,912	24,655
Net income	159,365	152,716	150,314
Less: net income attributable to noncontrolling interest	—	(1,176)	(1,452)
Net income attributable to common stockholders	$159,365	$151,540	$148,862

Weighted average common shares outstanding:
Basic	40,894,219	39,013,412	37,604,594
Diluted	41,151,453	39,155,380	37,644,171

Earnings per common share:
Net income per common share attributable to common stockholders - basic	$3.90	$3.88	$3.96
Net income per common share attributable to common stockholders - diluted	$3.87	$3.87	$3.95

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$159,365	$152,716	$150,314
Other comprehensive income:
Change in unrealized gains on securities	(26)	5,072	46,780
Less: reclassification adjustment for gains in net income	(10,038)	(29,673)	(23,529)
Increase (decrease) in fair value of cash flow hedge	884	(1,506)	(6,062)
Less: reclassification adjustment for amounts recognized in net income	2,627	3,928	4,498
Total other comprehensive income (loss)	(6,553)	(22,179)	21,687
Comprehensive income	152,812	130,537	172,001
Less: comprehensive income attributable to noncontrolling interest	—	(1,176)	(1,452)
Comprehensive income attributable to common stockholders	$152,812	$129,361	$170,549

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$159,365	$152,716	$150,314
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	67,173	59,525	53,123
Amortization	5,790	3,563	3,472
Straight-line rental income	(26,090)	(22,198)	(24,623)
Non-cash interest income on construction loan	(792)	(1,021)	(411)
Gain on sale of real estate	(50)	(4,582)	(1,126)
Loss on extinguishment of debt	2,214	—	—
Loan and realty losses (recoveries), net	—	15,856	(491)
Gain on sale of equity-method investee	—	(1,657)	—
Net realized gains on sales of marketable securities	(10,038)	(29,673)	(23,529)
Non-cash stock-based compensation	2,612	1,732	2,134
Amortization of commitment fees and note receivable discounts	(517)	(693)	—
Amortization of lease incentives	119	40	40
Loss from equity-method investee	—	1,214	1,767
Change in operating assets and liabilities:
Equity-method investment and other assets	(4,372)	1,018	216
Accounts payable and accrued expenses	1,607	2,764	1,038
Deferred income	304	(1,385)	2,501
Net cash provided by operating activities	197,325	177,219	164,425
Cash flows from investing activities:
Investment in mortgage and other notes receivable	(49,853)	(92,051)	(92,249)
Collection of mortgage and other notes receivable	43,168	84,228	21,495
Investment in real estate	(157,214)	(359,257)	(106,315)
Investment in real estate development	(10,691)	(32,102)	(14,641)
Investment in renovations of existing real estate	(7,888)	(3,378)	(3,157)
Payment allocated to cancellation of lease purchase option	—	(6,400)	—
Long-term escrow deposit	—	(8,208)	—
Proceeds from disposition of real estate properties	450	27,723	9,593
Purchases of marketable securities	—	—	(8,458)
Proceeds from sales of marketable securities	18,182	59,607	57,406
Net cash used in investing activities	(163,846)	(329,838)	(136,326)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	63,000	124,000	(340,000)
Proceeds from issuance of secured debt	—	—	78,084
Proceeds from borrowings on term loans	250,000	75,000	325,000
Payments of term loans	(250,822)	(767)	(742)
Debt issuance costs	(4,935)	(258)	(2,608)
Taxes remitted in relation to employee stock options exercised	(571)	(1,133)	—
Proceeds from equity offering, net	122,237	104,190	49,114
Convertible bond redemption	(60,921)	—	—
Proceeds from exercise of stock options	—	1	1
Distributions to noncontrolling interest	—	(1,565)	(2,292)
Distribution to acquire non-controlling interest	—	(17,000)	—
Dividends paid to stockholders	(153,040)	(138,303)	(124,657)
Net cash (used in) provided by financing activities	(35,052)	144,165	(18,100)

Increase (decrease) in cash and cash equivalents	(1,573)	(8,454)	9,999
Cash and cash equivalents, beginning of period	4,636	13,090	3,091
Cash and cash equivalents, end of period	$3,063	$4,636	$13,090

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$45,405	$39,539	$31,289
Supplemental disclosure of non-cash investing and financing activities:
Settlement of contingent asset acquisition liability	$—	$—	$(3,000)
Conditional consideration in asset acquisition	$—	$—	$750
Change in accounts payable related to investments in real estate	$(1,855)	$(430)	$1,076
Tenant investment in leased asset	$1,250	$—	$—
Reclass of note balance into real estate investment upon acquisition	$—	$9,753	$255
Assumption of debt in real estate acquisition	$18,311	$—	$—
Unsettled marketable securities sales transactions	$—	$6,464	$—
Non-cash sale of equity-method investment	$—	$8,100	$—
Change in escrow deposit related to investment in real estate	$—	$(227)	$—
Conversion of preferred stock to common	$—	$—	$38,132

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess (Deficit) of Dividends	Accumulated Other Comprehensive Income	Total National Health Investors Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balances at December 31, 2014	37,485,902	$375	$1,033,896	$(569)	$6,223	$1,039,925	$10,008	$1,049,933
Total comprehensive income	—	—	—	148,862	21,687	170,549	1,452	172,001
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,292)	(2,292)
Issuance of common stock, net	830,506	8	49,381	—	—	49,389	—	49,389
Equity offering costs	—	—	(275)	—	—	(275)	—	(275)
Shares issued on stock options exercised	80,319	1	—	—	—	1	—	1
Share-based compensation	—	—	2,134	—	—	2,134	—	2,134
Dividends declared, $3.40 per common share	—	—	—	(128,431)	—	(128,431)	—	(128,431)
Balances at December 31, 2015	38,396,727	$384	$1,085,136	$19,862	$27,910	$1,133,292	$9,168	$1,142,460
Total comprehensive income	—	—	—	151,540	(22,179)	129,361	1,176	130,537
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,565)	(1,565)
Purchase of non-controlling interest	—	—	(16,321)	—	—	(16,321)	(8,779)	(25,100)
Issuance of common stock, net	1,395,642	14	104,176	—	—	104,190	—	104,190
Taxes paid on employee stock awards	—	—	(1,133)	—	—	(1,133)	—	(1,133)
Shares issued on stock options exercised	55,491	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	1,732	—	—	1,732	—	1,732
Dividends declared, $3.60 per common share	—	—	—	(141,529)	—	(141,529)	—	(141,529)
Balances at December 31, 2016	39,847,860	$398	$1,173,588	$29,873	$5,731	$1,209,590	$—	$1,209,590
Total comprehensive income	—	—	—	159,365	(6,553)	152,812	—	152,812
Partial redemption of equity component of convertible debt	—	—	(7,930)	—	—	(7,930)	—	(7,930)
Issuance of common stock, net	1,661,161	17	122,220	—	—	122,237	—	122,237
Taxes paid on employee stock awards	—	—	(571)	—	—	(571)	—	(571)
Shares issued on stock options exercised	23,133	—	—	—	—	—	—	—
Share-based compensation	—	—	2,612	—	—	2,612	—	2,612
Dividends declared, $3.80 per common share	—	—	—	(156,633)	—	(156,633)	—	(156,633)
Balances at December 31, 2017	41,532,154	$415	$1,289,919	$32,605	$(822)	$1,322,117	$—	$1,322,117

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The Company - National Health Investors, Inc. (“NHI”), established in 1991 as a Maryland corporation, is a self-managed real estate investment trust (“REIT”) specializing in sale-leaseback, joint-venture, mortgage and mezzanine financing of need-driven and discretionary senior housing and medical investments. Our portfolio consists of lease, mortgage and other note investments in independent living facilities, assisted living facilities, entrance-fee communities, senior living campuses, skilled nursing facilities, specialty hospitals and medical office buildings. Other investments have included marketable securities and a joint venture structured to comply with the provisions of the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”) through which we invested in facility operations managed by independent third-parties. We fund our real estate investments primarily through: (1) operating cash flow, (2) debt offerings, including bank lines of credit and term debt, both unsecured and secured, and (3) the sale of equity securities. Units, beds and square footage disclosures in this annual report on Form 10-K are unaudited.

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

At December 31, 2017, we held an interest in eight unconsolidated VIEs. Because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Sources of Exposure
2012	Bickford / Sycamore	Various[1]	$26,801,000	$39,243,000	Notes 2, 3
2014	Senior Living Communities	Notes and straight-line receivable	$37,628,000	$52,011,000	Note 2, 3
2014	Life Care Services affiliate	Notes receivable	$54,805,000	$61,183,000	Note 3
2015	East Lake Capital Mgmt.	Straight-line receivable	$3,171,000	$3,171,000	Note 2
2016	The Ensign Group developer	N/A	$—	$—	Note 2
2016	Senior Living Management	Notes and straight-line receivable	$26,095,000	$26,095,000	Note 3
2017	Navion Senior Solutions	Straight-line receivable	$251,000	$251,000	Note 2
2017	Evolve Senior Living	Note receivable	$9,908,000	$9,908,000	Note 3
1 Notes, straight-line rent receivables & unamortized lease incentives

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

We have structured our joint ventures to be compliant with the provisions of RIDEA which permits NHI to receive rent payments through a triple-net lease between a property company and an operating company and allows NHI the opportunity to capture additional value on the improving performance of the operating company through distributions to a taxable REIT subsidiary (“TRS”). Accordingly, prior to the termination of our joint venture on September 30, 2016, our TRS held NHI’s equity interest in an unconsolidated operating company, which we did not control, thus providing an organizational structure that allowed the TRS to engage in a broad range of activities and share in revenues that were otherwise non-qualifying income under the REIT gross income tests.

Noncontrolling Interest - We have excluded net income attributable to the noncontrolling interest from net income attributable to common shareholders in our Consolidated Statements of Income for the years ended December 31, 2016 and December 31, 2015. As of December 31, 2017 and during the year ended December 31, 2017, we did not hold any noncontrolling interests.

Equity-Method Investment - Through September 30, 2016, we reported our TRS investment in an unconsolidated entity, over whose operating and financial policies we had the ability to exercise significant influence but not control, under the equity method of accounting. Under this accounting method, our pro rata share of the entity’s earnings or losses was included in our Condensed Consolidated Statements of Income. Additionally, we adjusted our investment carrying amount to reflect our share of changes in the equity-method investee’s capital resulting from its capital transactions. On September 30, 2016, we unwound the joint venture underlying the TRS and ceased participation in the operations which comprised all its activity.

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

Real Estate Properties - Real estate properties are recorded at cost or, if acquired through business combination, at fair value, including the fair value of contingent consideration, if any. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property. For properties acquired in transactions accounted for as asset purchases, the purchase price allocation is based on the relative fair values of the assets acquired. Cost includes the amount of contingent consideration, if any, deemed to be probable at the acquisition date. Contingent consideration is deemed to be probable to the extent that a significant reversal in amounts recognized is not likely to occur when the uncertainty associated with the contingent consideration is subsequently resolved. Cost also includes capitalized interest during construction periods. We use the straight-line method of depreciation for buildings over their estimated useful lives of 40 years, and improvements over their estimated useful lives ranging to 25 years. For contingent consideration arising from business combinations, the liability is adjusted to estimated fair value at each reporting date through earnings.

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

Our financial instruments, principally our investments in notes receivable and marketable securities, if any, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. We obtain collateral in the form of mortgage liens and other protective rights for notes receivable and continually monitor these rights in order to reduce such possibilities of loss. We evaluate the need to provide for reserves for potential losses on our financial instruments based on management’s periodic review of our portfolio on an instrument-by-instrument basis.

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

Rental income is reduced for the non-cash amortization of payments made upon the eventual settlement of commitments and contingencies originally identified and recorded as lease inducements. We record contingent consideration arising from lease inducements to the extent that it is probable that a significant reversal of amounts recognized will not occur when the uncertainty associated with the contingent consideration is subsequently resolved.

We identify a lease as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the related cash is received.

Interest Income from Mortgage and Other Notes Receivable - Mortgage interest income is recognized based on the interest rates and principal amounts outstanding on the mortgage notes receivable. Under certain mortgages, we receive additional contingent interest, which is calculated on the increase in the current year revenues of a borrower over a base year. We identify a mortgage loan as non-performing if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on non-performing mortgage loans is to recognize mortgage interest income in the period when the cash is received. As of December 31, 2017, we had not identified any of our mortgages as non-performing.

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

Federal Income Taxes - We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We record income tax expense or benefit with respect to one of our subsidiaries which is taxed TRS under provisions similar to those applicable to regular corporations. Aside from such income taxes which may be applicable to the taxable income in the TRS, we will not be subject to U.S. federal income tax, provided that we continue to qualify as a REIT and make distributions to stockholders at least equal to or in excess of 90% our taxable income. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements, except for the provision on the taxable income of the TRS, which is included in our consolidated statements of income under the caption, “Income tax benefit (expense) of taxable REIT subsidiary.” Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

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

Reclassifications - We have reclassified certain balances where necessary to conform the presentation of prior periods to the current period. We have combined our investment in marketable securities into other assets in our Consolidated Balance Sheet at December 31, 2016. These reclassifications had no effect on previously reported net income.

New Accounting Pronouncements - For a review of recent accounting pronouncements pertinent to our operations and management’s judgment as to the impact that the eventual adoption of these pronouncements will have on our financial position and results of operation, see Note 14.

NOTE 2. REAL ESTATE

As of December 31, 2017, we owned 209 health care real estate properties located in 32 states and consisting of 136 senior housing communities, 68 skilled nursing facilities, 3 hospitals and 2 medical office buildings. Our senior housing properties include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $1,298,000) consisted of properties with an original cost of approximately $2,664,605,000, rented under triple-net leases to 27 lessees.

Acquisitions and New Leases of Real Estate

During the year ended December 31, 2017, we announced the following real estate investments and commitments as described below (dollars in thousands):

Operator	Date	Properties	Asset Class	Amount
Navion Senior Solutions	February 2017	2	SHO	$16,100
Prestige Care	March 2017	1	SHO	26,200
The LaSalle Group	March 2017	5	SHO	61,865
The Ensign Group	March 2017	1	SNF	15,096
Bickford Senior Living	June 2017	1	SHO	10,400
Acadia Healthcare	July 2017	1	HOSP	4,840
Senior Living Communities	August 2017	1	SHO	6,830
Marathon/Village Concepts	October 2017	1	SHO	7,100
Discovery Senior Living	December 2017	1	SHO	34,600
Navion Senior Solutions	December 2017	1	SHO	8,200
				$191,231

Navion Senior Solutions

In two acquisitions, we acquired three assisted living/memory-care facilities totaling 118 units in North Carolina. In the first acquisition, on February 21, 2017, we paid $16,100,000, inclusive of $100,000 in closing costs and the funding of $207,000 in specified capital improvements for two assisted living/memory-care facilities totaling 86 units in Hendersonville, North Carolina. We leased the facilities to Navion Senior Solutions (“NSS,” previously known as Ravn Senior Solutions) for an initial lease term of 15 years plus renewal options. The initial annual lease rate is 7.35%, plus fixed annual escalators. For the two facilities acquired in February, we have additionally committed to NSS certain earnout payments contingent on reaching and maintaining certain performance metrics. As earned, the earnout payments, totaling $1,500,000, would be due in installments of up to $1,000,000 for performance measured as of December 31, 2018, with any subsequently earned cumulative unpaid amounts to be measured and due as earned for the periods ending December 31, 2019 and/or 2020. Upon funding, contingent payments earned will be added to the lease base.

On December 14, 2017, for $7,550,000, inclusive of $100,000 in closing costs, we acquired a third assisted living/memory-care facility totaling 32 units in Durham, North Carolina. We leased the facility to NSS for an initial lease term of 15 years plus renewal options. Additionally, the lease provides for lease incentives of up to $3,350,000 based upon the achievement of certain performance metrics, and we have committed $650,000 to an expansion program. The initial annual lease rate is 7.15%, plus fixed annual escalators. Payment of any incentives will be added to the lease base at the rate prevailing when funded. The Durham acquisition was incorporated into the existing master lease, which was extended for all properties through December 2032.

NSS’s relationship to NHI consists of its leasehold interests and purchase options and is considered a variable interest, analogous to a financing arrangement. NSS is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE. Additionally, the master lease conveys to NHI an option to purchase a third facility currently operated by NSS.

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

In addition, we have committed to Prestige certain earnout payments contingent on reaching and maintaining specified performance metrics. If earned, the earnout payments, totaling $1,000,000, would be due for performance measured and earned as of December 31, 2018. Upon funding, contingent payments earned will be added to the lease base.

The LaSalle Group

On March 16, 2017, we acquired five memory care communities totaling 223 units in Texas and Illinois for $61,865,000 inclusive of closing costs of $65,000. We leased the facilities to The LaSalle Group (“LaSalle”) for an initial lease term of 15 years. The lease provides for an initial annual lease rate of 7% plus annual escalators of 3.5% in years two through three and 2.5% thereafter. The acquisition was accounted for as an asset purchase.

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

The Ensign Group

On March 24, 2017, we acquired from a developer a 126-bed skilled nursing facility in New Braunfels, Texas for $13,846,000 plus $1,250,000 contributed by the lessee, The Ensign Group (“Ensign”). The facility is included under our existing master lease for the remaining lease term of 14 years plus renewal options. The initial lease rate is set at 8.35% subject to annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase.

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

Acadia

In July 2017, we acquired a 10-acre parcel of land (“Property”) for $4,840,000. The Property was conveyed to NHI by a subsidiary of our tenant, Acadia Healthcare Company (“Acadia”), who is the lessee of NHI’s TrustPoint Hospital in Murfreesboro, Tennessee, which is situated on adjacent land. Our ground lease with Acadia covers a 10-year period and bears an initial rate of 7%, subject to escalation after the third year. Additionally, the lease confers a purchase option on the property, on which Acadia intends to construct a sister facility. The option opens in 2020, extends through June 2023, and is to be exercisable at our original purchase price. In connection with the ground lease, the window of Acadia’s existing purchase option on the TrustPoint Hospital facility was shifted from 2018 to 2020 to coincide with the option window on the Property. Of our total revenues, $2,537,000 and $2,392,000 were derived from Acadia for the years ended December 31, 2017 and 2016, respectively.

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

Senior Living Communities

On August 25, 2017, we committed to fund up to $6,830,000 in upgrades covering identified needs within the nine-facility independent living portfolio operated by Senior Living Communities (“Senior Living”). Amounts funded will be added to the lease base. No funding had occurred under the agreement as of December 31, 2017.

Marathon/Village Concepts

On October 15, 2017, we committed up to $7,100,000 to fund the expansion of our independent living community in Chehalis, Washington leased to Marathon Development and Village Concepts Retirement Communities (“Marathon”). Upon funding, incurred amounts will be added to the lease base. As of December 31, 2017, no funding had occurred under the agreement.

Discovery

On December 1, 2017, we acquired a 200-unit independent living facility in Tulsa, Oklahoma, for $34,600,000 including the assumption of a Fannie Mae mortgage with remaining balance of $18,311,000. The mortgage amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, and bears interest at an annual rate of 4.6%. We leased the property to Discovery Senior Living (“Discovery”) at an initial lease rate of 7% with fixed annual escalators beginning in year two of the fifteen year term. We have additionally committed up to $500,000 in capital improvements, which upon funding will be added to the lease base. The acquisition was accounted for as an asset purchase.

Major Customers

Bickford

As of December 31, 2017 our Bickford Senior Living (“Bickford”) portfolio consists of leases with primary lease expiration dates as follows (in thousands):

	Lease Expiration
	Sept / Oct 2019	June 2023	Sept 2027	May 2031	Total
Number of Properties	10	13	4	20	47
2017 Annual Contractual Rent	$8,994	$10,809	$125	$16,576	$36,504
Straight Line Rent Adjustment	(347)	226	309	4,914	5,102
Total Revenues	$8,647	$11,035	$434	$21,490	$41,606

On June 1, 2017, we acquired an assisted living/memory-care facility totaling 60 units in Lansing, Michigan, for $10,400,000, inclusive of $200,000 in closing costs. Additionally, we have committed to the funding of $475,000 in specified capital improvements, which will be added to the lease base. We included this facility in a master lease to Bickford for a remaining term of 14 years plus renewal options. The initial lease rate is 7.25%, plus annual fixed escalators. We accounted for the acquisition as an asset purchase.

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

In September 2017, upon collection of all past-due rents, we transitioned the lease of a 126-unit assisted living portfolio from our then tenant as the result of material noncompliance with lease terms. On September 30, 2017, we entered with Bickford into a 10-year lease, beginning October 1, 2017. The agreement provides for initial annual lease payments of $1,500,000 with a 4% escalator in effect for years two through four and 3% thereafter. Additionally, the lease provides a purchase option which opens immediately and is co-terminus with the lease. The option will be exercisable for the greater of $21,400,000 or at a capitalization rate of 8.5% on the forward 12-month rental at the time of exercise. The former lease provided for a contractual payment of $2,237,000 in 2016.

Of our total revenues, $41,606,000 (15%), $30,732,000 (12%) and $24,121,000 (11%) were recognized as rental income from Bickford for the years ended December 31, 2017, 2016 and 2015, including $5,102,000, $858,000, and $267,000 in straight-line rent income, respectively.

Senior Living

As of December 31, 2017, we leased nine retirement communities totaling 1,970 units to Senior Living . The 15-year master lease, which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 4% in 2018 and 3% thereafter.

Of our total revenue, $45,735,000 (16%), $40,332,000 (16%) and $39,422,000 (17%) in lease revenues were derived from Senior Living for the years ended December 31, 2017, 2016 and 2015, respectively, including $6,984,000, $7,369,000 and $8,422,000 in straight-line rent.

On August 25, 2017, we committed to funding up to $6,830,000 toward a facilities upgrade program. Senior Living’s contribution to the program will include continuing its capital expenditures in amounts exceeding its contractual lease commitments and covering identified needs within the nine-facility independent living portfolio discussed above. Amounts funded by NHI will be added to the lease base on which NHI’s rental income is calculated. No funding had occurred under the agreement as of December 31, 2017.

Holiday

As of December 31, 2017, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The 17-year master lease began in December 2013 and provides for a minimum escalator of 3.5% after 2017.

Of our total revenues, $43,817,000 (16%), $43,817,000 (18%) and $43,817,000 (19%) were derived from Holiday for the years ended December 31, 2017, 2016 and 2015, respectively, including $7,397,000, $8,965,000 and $10,466,000 in straight-line rent, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of December 31, 2017, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current year	$3,127	$2,932	$2,385
Prior year final certification[1]	194	547	94
Total percentage rent	$3,321	$3,479	$2,479
1 For purposes of the percentage rent calculation described in the Master Lease Agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenue, $37,467,000 (13%), $37,626,000 (15%) and $36,625,000 (16%) in 2017, 2016 and 2015, respectively, were derived from NHC.

The chairman of our board of directors is also a director on NHC’s board of directors. As of December 31, 2017, NHC owned 1,630,462 shares of our common stock.

Tenant Non-Compliance

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving coverage and liquidity ratios. Rent to the Company was current as of December 31, 2017. Lease revenues from the tenant and its affiliates comprise 3% of our rental income, and the related straight-line rent receivable was approximately $3,482,000 at December 31, 2017.

We continue to work with the tenant to resolve their defaults. In this effort, we have established a physical presence and visited specific touchpoints that concentrate on the tenant’s revenue and expenditure cycles, and we have identified potential efficiencies. The combination of monitoring and the redoubling of the operator’s efforts has yielded early (unaudited) results that indicate some improvement in collections, occupancy and margins, an attendant strengthening of operating ratios, and point the way to renewed profitability. With these developments, we continue to maintain a heightened vigilance toward the performance of the portfolio. No rent concessions have been offered to this tenant.

The defaults mentioned above typically give rise to considerations regarding the impairment or recoverability of the related assets, and we give additional attention to the nature of the default’s underlying causes. At this time, consequently, our assessment of likely undiscounted cash flows, calculated at the lowest level for which identifiable asset-specific cash flows are largely independent, reveals no basis for an impairment charge on the underlying real estate.

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

Other Lease Activity

We adjust rental income for the amortization of payments recorded as the result of the eventual settlement of commitments and contingencies originally identified in Note 6 as lease inducements. Amortization of these payments against revenues was $119,000, $40,000 and $40,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Future Minimum Lease Payments

At December 31, 2017, the future minimum lease payments (excluding percentage rent) to be received by us under our operating leases with our tenants are as follows (in thousands):

2018	$245,167
2019	248,297
2020	246,497
2021	248,414
2022	251,312
Thereafter	1,742,065
$2,981,752

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At December 31, 2017, we had investments in mortgage notes receivable with a carrying value of $98,110,000 secured by real estate and UCC liens on the personal property of 9 facilities and other notes receivable with a carrying value of $43,376,000 guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. At December 31, 2016, we had investments in mortgage notes receivable with a carrying value of $99,179,000 and other notes receivable with a carrying value of $34,314,000. No allowance for doubtful accounts was considered necessary at December 31, 2017 or 2016.

Bickford

At December 31, 2017, our construction loans to Bickford are summarized as follows:

	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(11,096,000)	Illinois
January 2017	9%	5 years	14,000,000	(4,462,000)	Michigan
			$28,000,000	$(15,558,000)

The promissory notes are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a purchase option on the properties at stabilization, whereby annual rent will be set with a floor of 9.55%, based on NHI’s total investment, plus fixed annual escalators. On these and future loan development projects, Bickford as the borrower is entitled to up to $2,000,000 per project in incentive loan draws based upon the achievement of predetermined operational milestones, the funding of which will increase the principal amount and NHI's future purchase price and eventual NHI lease payment.

Our loans to Bickford represent a variable interest as do our leases, which are considered analogous to financing arrangements. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

Evolve

On August 7, 2017, we completed a first mortgage loan of $10,000,000 to Evolve for the purchase of a 40 unit memory care facility in New Hampshire. The loan provides for annual interest of 8% and a maturity of five years plus renewal terms at the option of the borrower. Terms of the loan grant NHI a 10% participation in the property’s appreciation during the period the loan is outstanding, and NHI also has the option to purchase the facility at fair market value after the second year of the loan. Our loan to Evolve represents a variable interest. Evolve is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

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

The loan takes the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $53,622,000 of Note A as of December 31, 2017. Note A is interest-only and is locked to prepayment for three years. After year three in February 2018, the prepayment penalty starts at 5% and declines 1% per year. Note B is a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully drawn during 2016. We began receiving repayment with new resident entrance fees upon the opening of Phase II during the fourth quarter of 2016. Repayment of Note B amounted to $92,547,000 as of December 31, 2017.

NHI has a purchase option on the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a purchase option window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined.

Senior Living Communities

In connection with the acquisition in December 2014 of the properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $616,000 at December 31, 2017, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 2.40% at December 31, 2017, plus 6%.

In March 2016, we extended two mezzanine loans of up to $12,000,000 and $2,000,000, respectively, to affiliates of Senior Living, to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The loans were fully drawn at December 31, 2017, and provide NHI with a purchase option on the development upon its meeting certain operational metrics. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest as does our lease, which is considered to be analogous to a financing arrangement. Senior Living is structured to limit liability for potential claims for damages, is appropriately capitalized for that purpose and is considered a VIE.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell the facilities. The loans were fully funded as of December 31, 2017.

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

NOTE 4. OTHER ASSETS

Our other assets consist of the following (in thousands):

	As of December 31,
	2017	2016
Accounts receivable and other assets	$5,187	$9,212
Regulatory escrows	8,208	8,208
Reserves for replacement, insurance and tax escrows	4,817	4,047
Marketable securities	—	11,745
	$18,212	$33,212

Regulatory escrows include mandated deposits in connection with our entrance fee communities in Connecticut. Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with agency agreements governing our Fannie Mae and HUD mortgages.

As of December 31, 2016, our investments in marketable securities included available-for-sale equity securities which are reported at fair value. Unrealized gains and losses on available-for-sale securities are presented as components of accumulated other comprehensive income. Realized gains and losses from securities sales are determined based upon specific identification of the securities.

Net unrealized gains related to available-for-sale securities were $10,065,000 at December 31, 2016.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Convertible senior notes - unsecured (net of discount of $2,637 and $4,717)	$144,938	$195,283
Revolving credit facility - unsecured	221,000	158,000
Bank term loans - unsecured	250,000	250,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,402 and $1,487)	43,645	44,354
Fannie Mae term loans - secured, non-recourse	96,367	78,084
Unamortized loan costs	(10,453)	(9,740)
	$1,145,497	$1,115,981

Aggregate principal maturities of debt as of December 31, 2017 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended December 31,
2018	$1,144
2019	1,188
2020	1,230
2021	148,854
2022	472,328
Thereafter	535,245
1,159,989
Less: discounts	(4,039)
Less: unamortized loan costs	(10,453)
$1,145,497

On August 3, 2017, we amended our unsecured $800,000,000 credit facility, originally scheduled to mature in June 2020, consolidating our three bank term loans into a single $250,000,000 term loan and providing for an extension of the maturity of the term loan and the $550,000,000 revolving credit facility to August 2022. In connection with the amendments to the facility, we wrote off old and new costs of $583,000, inclusive of unamortized costs of $407,000 associated with retired or diminished participations among the previous lending group. The amended facility provides for floating interest on the term loan and revolver to be initially set at 30-day LIBOR plus 130 and 115 bps, respectively, based on current leverage metrics. Additional significant amendments to the facility include the refinement of the collateral pool, imposition of a 0% floor LIBOR base, movement from the payment of unused commitment fees to a facility fee of 20 basis points and the composition of creditors participating in our loan syndication. The employment of interest rate swaps to fix LIBOR on our bank term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

Our existing interest rate swap agreements collectively will continue through June 2020 to hedge against fluctuations in variable interest rates applicable to the $250,000,000 term loan. Some new hedge inefficiency will result from the introduction to the debt instrument of a LIBOR floor that is not present in the hedges. To better reflect earnings, in the first quarter of 2018 we expect to adopt ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, discussed in Note 14.

In November 2017 our acquisition of a facility in Tulsa entailed the assumption of a Fannie Mae mortgage loan with remaining balance of $18,311,000. The mortgage amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, and bears interest at a nominal rate of 4.6%.

Our unsecured private placement term loans are summarized below (in thousands):

Amount	Inception	Maturity	Fixed Rate

$125,000	January 2015	January 2023	3.99%
50,000	November 2015	November 2023	3.99%
75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$400,000

On August 8, 2017, we amended our private placement term loan agreements to largely conform those agreements with the amendment to our bank credit facility as noted above.

At December 31, 2017, we had $329,000,000 available to draw on the revolving portion of our credit facility. The unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s board of directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. These notes together with the Fannie Mae debt assumed in connection with the Tulsa acquisition and having remaining balance of $18,283,000 at December 31, 2017, mentioned above, are secured by facilities having a net book value of $142,258,000 at December 31, 2017.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”) with interest payable April 1st and October 1st of each year. The Notes were convertible at an initial conversion rate of 13.93 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subsequently adjusted upon the occurrence of certain events, as defined in the indenture governing the Notes, including the payment of dividends at a rate exceeding that prevailing in 2014, but is not to be adjusted for any accrued and unpaid interest except in limited circumstances. The conversion option was accounted for as an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because we have the ability and intent to settle the convertible securities in cash upon exercise, we use the treasury stock method to account for potential dilution.

The embedded conversion options (1) do not require net cash settlement, (2) are not conventionally convertible but can be classified in stockholders’ equity under Accounting Standards Codification (“ASC”) 815-40, and (3) are considered indexed to NHI’s own stock. Therefore, the conversion feature satisfies the conditions to qualify for an exception to the derivative liability rules, and the Notes are split into debt and equity components. The carrying value of the debt component was based upon the estimated fair value at the time of issuance of a similar debt instrument without the conversion feature and was estimated to be approximately $192,238,000. The $7,762,000 difference between the contractual principal on the debt and the value allocated to the debt was recorded as the equity component and represents the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over the estimated fair value of the debt component, the original issue discount, is being amortized to interest expense using the effective interest method over the estimated term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs is approximately 3.9% based on our estimated non-convertible borrowing rate at the date the Notes were issued. The total cost of issuing the Notes was $6,063,000, $275,000 of which was allocated to the equity component and $5,788,000 of which was allocated to the debt component and subject to amortization over the estimated term of the notes.

During the year ended December 31, 2017, we undertook targeted open-market repurchases of certain of the convertible notes. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. The total balance of notes repurchased and retired through December 31, 2017, net of unamortized original issue discount and associated issuance costs, was $50,777,000, resulting in the recognition of losses on the note retirements for the year ended December 31, 2017, of $2,214,000 calculated as the excess of cash paid over the carrying value of that portion of the notes accounted for as debt. For the retirement of that portion of the outlay allocated to the fair value of the conversion feature, $7,930,000 was charged to additional paid-in capital during the year ended December 31, 2017. The remaining unamortized balance of issuance costs at December 31, 2017, was $1,752,000.

As of December 31, 2017, the outstanding balance of our 3.25% senior unsecured convertible notes was $147,575,000. As adjusted for terms of the indenture, the Notes are convertible at a conversion rate of 14.23 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $70.25 per share for a total of 2,100,700 remaining underlying shares. For the year ended December 31, 2017, dilution resulting from the conversion option within our convertible debt is 189,531 shares. If NHI’s current share price increases above the adjusted $70.25 conversion price, further dilution will be attributable to the conversion feature. On December 31, 2017, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $10,776,000.

Our HUD mortgage loans are secured by ten properties leased to Bickford and having a net book value of $52,586,000 at December 31, 2017. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047. The loan has an outstanding principal balance of $8,911,000 and a carrying value of $7,509,000, which approximates fair value.

The following table summarizes interest expense (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest expense on debt at contractual rates	$40,385	$36,197	$30,094
Losses reclassified from accumulated other
comprehensive income into interest expense	2,627	3,928	4,497
Ineffective portion of cash flow hedges	(353)	18	(18)
Capitalized interest	(510)	(549)	(357)
Charges taken on amending bank credit facility	583	—	—
Amortization of debt issuance costs and debt discount	3,592	3,514	3,413
Total interest expense	$46,324	$43,108	$37,629

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through June 2020 to hedge against fluctuations in variable interest rates applicable to our $250,000,000 bank term loan. The introduction to the debt instrument of a LIBOR floor not present in the hedges resulted in hedge inefficiency of approximately $353,000, which we credited to interest expense. During the next twelve months, approximately $775,000 of losses, which are included as a component of accumulated other comprehensive income, are projected to be reclassified into earnings. As of December 31, 2017, we employ the following interest rate swap contracts to mitigate our interest rate risk on the $250,000,000 term loan (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$159
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$(227)
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$(520)

If the fair value of the hedge is an asset, we include it in our Consolidated Balance Sheets among other assets, and, if a liability, as a component of accrued expenses. See Note 11 for fair value disclosures about our interest rate swap agreements. Net liability balances for our hedges included as components of consolidated other comprehensive income on December 31, 2017 and 2016 were $588,000 and $4,279,000, respectively.

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

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(53,622,000)	$6,378,000
Bickford Senior Living	SHO	Construction	28,000,000	(15,558,000)	12,442,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(616,000)	14,384,000
			$103,000,000	$(69,796,000)	$33,204,000

See Note 3 for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2018. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2018.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(14,000,000)	$42,000,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(5,900,000)	4,100,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	(122,000)	2,278,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Senior Living Communities	SHO	Renovation	6,830,000	(970,000)	5,860,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
Woodland Village	SHO	Renovation	7,450,000	(762,000)	6,688,000
Chancellor Health Care	SHO	Construction	650,000	(62,000)	588,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$88,380,000	$(24,437,000)	$63,943,000

As discussed in Note 2, we remain obligated to purchase, from a developer, three new skilled nursing facilities in Texas for $42,000,000 which are leased to Legend and subleased to Ensign.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford / Sycamore	SHO	Lease Inducement	$14,000,000	$(2,250,000)	$11,750,000
East Lake Capital Management	SHO	Lease Inducement	8,000,000	—	8,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$32,850,000	$(2,250,000)	$30,600,000

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

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics. The inducements have been assessed as not probable of payment, and we have not recorded them on our balance sheets as of December 31, 2017. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our consolidated balance sheets within accounts payable and accrued expenses.

In February 2014 we entered into a commitment on a letter of credit for the benefit of Sycamore, an affiliate of Bickford, which previously held a minority interest in PropCo (see Note 2). In the fourth quarter of 2017, Sycamore began to draw on other means to furnish its resource provider the required letter of credit, and our commitment under the 2014 letter was ended. As of December 31, 2017, we furnish no direct support to Sycamore. As an affiliate company of Bickford, Sycamore is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE.

See Note 2 to the consolidated financial statements for further description of contingent lease inducements available to Navion Senior Solutions, LaSalle and Prestige.

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

NOTE 7. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gains on sales of marketable securities	10,038	29,673	23,529
Gain on sale of real estate	50	4,582	1,126
Other gains	—	1,657	—
	$10,088	$35,912	$24,655

During the years ended December 31, 2017, 2016 and 2015, we recognized gains on sales of marketable securities which were reclassified from accumulated other comprehensive income and are included in our Consolidated Statements of Income as Investment and other gains. During 2016 and 2015 we recognized $1,697,000, and $1,330,000, respectively, of dividend and interest income from our marketable securities and have included these amounts in investment income and other in the Consolidated Statements of Income.

NOTE 8. SHARE-BASED COMPENSATION

We recognize share-based compensation for all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model over the requisite service period using the market value of our publicly-traded common stock on the date of grant.

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

Through a vote of our shareholders in May 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. As of December 31, 2017, there were 951,668 shares available for future grants under the 2012 Plan. The individual option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

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

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense. We consider the historical employee turnover rate in our estimate of the number of stock option forfeitures. Our compensation expense reported for the years ended December 31, 2017, 2016 and 2015 was $2,612,000, $1,732,000 and $2,134,000, respectively, and is included in general and administrative expense in the Consolidated Statements of Income.

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

Stock Options

The weighted average fair value per share of options granted was $5.76, $3.65 and $4.74 for 2017, 2016 and 2015, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016	2015
Dividend yield	5.3%	6.2%	4.7%
Expected volatility	19.8%	19.1%	17.8%
Expected lives	2.9 years	2.9 years	2.8 years
Risk-free interest rate	1.49%	0.91%	0.98%

Stock Option Activity

The following tables summarize our outstanding stock options:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding December 31, 2014	871,671	$60.43
Options granted under 2012 Plan	450,000	$72.11
Options granted under 2005 Plan	20,000	$72.11
Options exercised under 2005 Plan	(66,670)	$46.87
Options exercised under 2012 Plan	(421,657)	$63.03
Options canceled under 2012 Plan	(111,668)	$71.95
Outstanding December 31, 2015	741,676	$60.43
Options granted under 2012 Plan	470,000	$60.78
Options exercised under 2005 Plan	(61,666)	$52.36
Options exercised under 2012 Plan	(608,331)	$65.18
Outstanding December 31, 2016	541,679	$65.84
Options granted under 2012 Plan	495,000	$74.90
Options exercised under 2005 Plan	(15,000)	$47.52
Options exercised under 2012 Plan	(155,829)	$65.73
Options canceled under 2012 Plan	(6,668)	$60.52
Outstanding December 31, 2017	859,182	$70.11	3.39	$4,531,000

Exercisable December 31, 2017	465,831	$69.85	3.01	$2,578,000

			Remaining
Grant	Number	Exercise	Contractual
Date	of Shares	Price	Life in Years
2/25/2013	15,000	$64.49	0.15
2/25/2014	48,334	$61.31	1.15
2/20/2015	120,004	$72.11	2.14
2/22/2016	185,842	$60.52	3.15
3/8/2016	26,667	$63.63	3.19
2/22/2017	453,335	$74.78	4.15
9/1/2017	10,000	$80.55	4.68
Outstanding December 31, 2017	859,182

The weighted average remaining contractual life of all options outstanding at December 31, 2017 is 3.4 years. Including outstanding stock options, our stockholders have authorized an additional 1,810,850 shares of common stock that may be issued under the share-based payments plans.

The following table summarizes our outstanding non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2016	353,348	$3.99
Options granted under 2012 Plan	495,000	$5.76
Options vested under 2012 Plan	(441,661)	$4.98
Options vested under 2005 Plan	(6,668)	$4.91
Non-vested options canceled under 2012 Plan	(6,668)	$3.61
Non-vested December 31, 2017	393,351	$5.10

At December 31, 2017, we had $617,000 of unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over the following periods: 2018 - $552,000 and 2019 - $65,000. Stock-based compensation is included in general and administrative expense in the Consolidated Statements of Income.

The intrinsic value of the total options exercised for the years ended December 31, 2017, 2016 and 2015 was $2,314,000 or $13.55 per share; $4,730,000 or $7.06 per share, and $5,551,000 or $12.69 per share, respectively.

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$159,365	$151,540	$148,862

BASIC:
Weighted average common shares outstanding	40,894,219	39,013,412	37,604,594

DILUTED:
Weighted average common shares outstanding	40,894,219	39,013,412	37,604,594
Stock options and restricted shares	67,703	52,497	34,842
Convertible senior notes - unsecured	189,531	89,471	4,735
Average dilutive common shares outstanding	41,151,453	39,155,380	37,644,171

Net income per common share - basic	$3.90	$3.88	$3.96
Net income per common share - diluted	$3.87	$3.87	$3.95

Net share effect of anti-dilutive stock options	573	6,366	51,603

Regular dividends declared per common share	$3.80	$3.60	$3.40

NOTE 10. INCOME TAXES

Beginning with our inception in 1991, we have elected to be taxed as a REIT under the Internal Revenue Code (the “Code”). We elected that our subsidiary established on September 30, 2012 in connection with the Bickford arrangement (which previously held our ownership interest in an operating company) be taxed as a TRS under provisions of the Code. The TRS is subject to federal and state income taxes like those applicable to regular corporations. As discussed in Note 2, we terminated our participation in the joint venture resident in our TRS on September 30, 2016. Aside from such income taxes which have been applicable to any taxable income in the TRS, we will not be subject to federal income tax provided that we continue to qualify as a REIT and make distributions to stockholders equal to or in excess of 90% of our taxable income.

Per share dividend payments to common stockholders for the last three years are characterized for tax purposes as follows:

(Unaudited)	2017	2016	2015
Ordinary income	$2.93054	$2.67863	$2.62808
Capital gain	0.20643	0.92137	0.69110
Return of capital	0.66303	—	0.08082
Dividends paid per common share	$3.80	$3.60	$3.40

Our consolidated provision for state and federal income tax expense (benefit) for the years ended 2017, 2016, and 2015 was $124,000, $854,000, and $(583,000), respectively. In 2016, we ended the RIDEA joint venture held by our TRS that gave rise to state and federal income tax expense of $749,000 in 2016 and a tax benefit of $707,000 in 2015. The entire tax benefit from 2015 and an equal and offsetting expense amount in 2016 was from deferred tax expense from temporary differences related to the assets held in our joint venture, primarily net operating losses. The remaining $42,000 of tax expense in 2016 was current state and federal income tax from the unwinding of our RIDEA joint venture. At the conclusion of 2016, we still maintained a deferred tax asset of approximately $433,000, all of which had been fully reserved through a valuation allowance. During 2017, as a result of the enactment of a new statutory federal income tax rate, that tax asset has been revalued at $334,000, all of which is still fully reserved.

We have recorded state income tax expense of $124,000, $105,000 and $124,000 or the years ended December 31, 2017, 2016, and 2015, respectively, related to a franchise tax levied by the state of Texas that has attributes of an income tax. Our state income taxes described above are combined in franchise, excise and other taxes in our Consolidated Statements of Income. Income taxes related to the equity interest in the unconsolidated operating company whose interest is owned by our TRS are included in our Consolidated Statements of Income under the caption Income tax benefit (expense) of taxable REIT subsidiary.

We made state income tax payments of $170,000, $30,000,and $122,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 1) on a recurring basis have included marketable securities, derivative financial instruments and contingent consideration arrangements. Marketable securities have consisted of common stock of other healthcare REITs. Derivative financial instruments include our interest rate swap agreements. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving business combinations.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	December 31, 2017	December 31, 2016
Level 1
Common stock of other healthcare REITs	Other assets	$—	$11,745

Level 2
Interest rate swap asset	Other assets	$159	$—
Interest rate swap liability	Accounts payable and accrued expenses	$747	$4,279

Carrying values and fair values of financial instruments that are not carried at fair value at December 31, 2017 and 2016 in the Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2017	2016	2017	2016
Level 2
Variable rate debt	$465,642	$404,828	$471,000	$408,000
Fixed rate debt	$679,855	$711,153	$679,385	$706,332

Level 3
Mortgage and other notes receivable	$141,486	$133,493	$140,049	$133,229

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our credit facility are reasonably estimated at their contractual value at December 31, 2017 and 2016, due to the predominance of floating interest rates, which generally reflect market conditions.

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

A separate agreement was entered into severally with each of the spouse and children of Dr. Carl E. Adams and others within Mr. W. Andrew Adams’ family. We needed to enter into such an agreement with each family member because of the complicated ownership attribution rules under Internal Revenue Code. The Agreement permits the Excepted Holders to own common stock in excess of 9.9% up to the limit specifically provided in the individual agreement and not lose rights with respect to such shares. However, if the stockholder’s stock ownership exceeds the limit then such shares in excess of the limit become “Excess Stock” and lose voting rights and entitlement to receive dividends. The Excess Stock classification remains in place until the stockholder no longer exceeds the threshold limit specified in the Agreement. The purpose of these agreements is to ensure that the Company does not violate the prohibition against a REIT being closely held. W. Andrew Adams’ Excess Holder Agreement also provides that he will not own shares of stock in any tenant of the Company if such ownership would cause the Company to constructively own more than a 9.9% interest in such tenant. This prohibition is designed to protect the Company’s status as a REIT for tax purposes.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the two most recent fiscal years (in thousands, except share and per share amounts).

2017	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$66,388	$69,836	$71,352	$71,083
Investment and other gains	10,088	—	—	—

Net income attributable to common stockholders	$44,230	$38,245	$39,092	$37,798

Weighted average common shares outstanding:
Basic	39,953,804	40,982,244	41,108,699	41,532,130
Diluted	40,108,762	41,245,173	41,448,263	41,803,615

Earnings per common share:
Net income attributable to common stockholders - basic	$1.11	$.93	$.95	$.91
Net income attributable to common stockholders - diluted	$1.10	$.93	$.94	$.90

2016	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenues	$59,018	$61,204	$63,251	$64,987
Investment and other gains	1,665	26,415	1,657	6,175

Net income attributable to common stockholders	$32,725	$44,595	$33,032	$41,188

Weighted average common shares outstanding:
Basic	38,401,647	38,520,221	39,283,919	39,847,860
Diluted	38,414,791	38,561,384	39,651,900	39,993,445

Earnings per common share:
Net income attributable to common stockholders - basic	$.85	$1.16	$.84	$1.03
Net income attributable to common stockholders - diluted	$.85	$1.16	$.83	$1.03

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company adopted this standard using the modified retrospective method on January 1, 2018. The ASU provides for revenues from leases to continue to follow the guidance in Topics 840 and 842 (when adopted) and provides for loans to follow established guidance in Topic 310. Because this ASU specifically excludes these areas of our operations from its scope, we do not expect any impact to our accounting for lease revenue and interest income to result from the ASU. Additionally, the other significant types of contracts in which we engage, sales of real estate to customers, typically never remain executory across points in time. Because all performance obligations from these contracts would therefore fall within a single period, the timing of our revenue recognition from sales of real estate is not expected to be affected by the ASU. Adoption of ASU 2014-09 is not expected to have a material impact on the timing and measurement of the Company’s income.

In February 2016 the FASB issued ASU 2016-02, Leases, which has been codified under Topic 842. Public companies will be required to apply ASU 2016-02 for all accounting periods beginning after December 15, 2018. Early adoption is permitted. All leases with lease terms greater than one year are subject to ASU 2016-02, including leases in place as of the adoption date. The principal difference between Topic 842 and previous guidance is that, for lessees, lease assets and lease liabilities arising from operating leases will be recognized in the balance sheet. While, the accounting applied by a lessor is largely unchanged from that applied under previous GAAP, significant changes to lessor accounting have been made to align i) certain lessor and lessee accounting guidance, and ii) key aspects of the lessor accounting model with the revenue recognition guidance in Topic 606 Revenue from Contracts with Customers, which will be effective for NHI prior to our adoption of Topic 842. We are in the initial stages of evaluating the extent of the effects, if any, that adopting the provisions of ASU 2016-02 in 2019 will have on NHI.

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

Currently the definition of outputs contributes to broad interpretations of the definition of a business. Additionally, the standard provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases. For most of NHI’s acquisitions of investment property, this screen would be met and, therefore, not meet the definition of a business. ASU 2017-01 became effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. Early application of this standard is generally allowed for acquisitions acquired after the standard was issued but before the acquisition has been reflected in financial statements. We adopted the provisions of ASU 2017-01 in the first quarter of 2017. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements. Our acquisitions in 2017 were accounted for as asset purchases.

In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which is available for early adoption in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.

In the first quarter of 2018, we adopted ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, among whose provisions is a change in the timing and income statement line item for ineffectiveness related to cash flow hedges. The transition method is a modified retrospective approach that will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that we adopt the update. The primary provision in the ASU requiring an adjustment to our beginning consolidated retained earnings is the change in timing and income statement line item for ineffectiveness related to cash flow hedges. As a result of the transition guidance provided in the ASU, as of January 1, 2018, cumulative ineffectiveness as adjusted for any prior off-market cashflow hedges will be reclassified out of beginning retained earnings and into accumulated other comprehensive income. Upon adoption of the ASU, a better alignment of the Company’s financial reporting for hedging activities with the economic objectives of those activities should result.

NOTE 15. SUBSEQUENT EVENTS

Ensign

On January 12, 2018, NHI acquired from a developer a 121-bed skilled nursing facility in Waxahachie, Texas for a cash investment of $14,400,000 plus $1,275,000 contributed by the lessee, Ensign. The facility will be included under our existing master lease with Ensign for the remaining lease term of 13 years plus renewal options. The initial lease rate is set at 8.2% subject to annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase.

With the acquisition in 2017 of the New Braunfels and in 2018 of the Waxahachie properties, NHI has a continuing commitment to purchase, from the developer, two new skilled nursing facilities in Texas for approximately $28,000,000 which are newly developed and are leased to Legend Healthcare and subleased to Ensign. The fixed-price nature of the commitment creates a variable interest for NHI in the developer, whom NHI considers to lack sufficient equity to finance its operations without recourse to additional subordinated debt. The presence of these conditions causes the developer to be considered a VIE.

Bickford

In January 2018, we finalized and began funding a new loan commitment to Bickford. Initial funding on January 11, 2018, was $1,490,000 toward a maximum of $14,000,000 for the project. The agreement conveys a mortgage interest and will facilitate construction of an assisted living facility in Virginia Beach. The construction loan bears interest at 9% and conveys a purchase option to NHI, exercisable upon stabilization, as defined. Upon exercise of the purchase option, rent will be reset based on NHI's total investment, with a floor of 9.55%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures. As of December 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2017.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Health Investors, Inc.
Murfreesboro, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited National Health Investors, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Nashville, Tennessee
February 15, 2018

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. Additionally, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2017, the applicable certifications of our Chief Executive Officer and our Chief Accounting Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference from the information in our definitive proxy statement for the 2018 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the information in our definitive proxy statement for the 2018 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the information in our definitive proxy statement for the 2018 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the information in our definitive proxy statement for the 2018 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from the information in our definitive proxy statement for the 2018 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year to which this report relates.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    Financial Statements

The Consolidated Financial Statements are included in Item 8 and are filed as part of this report.

(2)    Financial Statement Schedules

The Financial Statement Schedules and Report of Independent Registered Public Accounting Firm on Financial Statement Schedules are listed in Exhibit 99.1.

(3)    Exhibits

Exhibits required as part of this report are listed in the Exhibit Index.

NATIONAL HEALTH INVESTORS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
3.2	Amendment to Articles of Incorporation dated May 1, 2009 (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed March 23, 2009)
3.3	Amendment to Articles of Incorporation approved by shareholders on May 2, 2014 (Incorporated by reference to Exhibit 3.3 to Form 10-Q dated August 4, 2014)
3.4	Restated Bylaws, as amended November 5, 2012 (Incorporated by reference to Exhibit 3.3 to Form 10-K filed February 15, 2013)
3.5	Amendment No. 1 to Restated Bylaws dated February 14, 2014 (Incorporated by reference to Exhibit 3.4 to Form 10-K filed February 14, 2014)
4.1
Form of Common Stock Certificate (incorporated by reference to Exhibit 39 to Form S-11 Registration Statement No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4.2
Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K dated March 31, 2014)

4.3
First Supplemental Indenture, dated as of March 25, 2014, to the Indenture, dated as of March 25, 2014, between National Health Investors, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K dated March 31, 2014)

10.1
Material Contracts (incorporated by reference to Exhibits 10.1 thru 10.9 to Form S-4 Registration Statement No. No. 33-41863, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10.2	Amendment No. 5 to the Company’s Master Agreement to Lease with NHC (Incorporated by reference to Exhibit 10.2 to Form 10-K dated March 10, 2006)
10.3	Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2013)
10.4	Amended and Restated Amendment No. 6 to the Company’s Master Agreement to Lease with NHC (Incorporated by reference to Exhibit 10.4 to Form 10-K filed February 14, 2014)
*10.5	2005 Stock Option Plan (Incorporated by reference to Exhibit 4.10 to the Company’s registration statement on Form S-8 filed August 4, 2005)
*10.6	2012 Stock Option Plan (Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed March 23,2012)
*10.7	First Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement filed March 17, 2006)
*10.8	Second Amendment to the 2005 Stock Option, Restricted Stock & Stock Appreciation Rights Plan (Incorporated by reference to Exhibit B to the Company’s Proxy Statement filed March 23, 2009)
10.9	Excepted Holder Agreement - W. Andrew Adams (Incorporated by reference to Exhibit 10.6 to Form 10-K dated February 24, 2009)
10.10
Excepted Holder Agreement between the Company and Andrea Adams Brown with Schedule A identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 3, 2010)

10.11	Agreement with Care Foundation of America, Inc. (Incorporated by reference to Exhibit 10.11 to Form 10-K dated February 22, 2010)
10.12	Extension of Master Agreement to Lease dated December 28, 2012 (Incorporated by reference to Exhibit 10.22 to Form 10-K dated February 15, 2013)
10.13
Membership Interest Purchase Agreement dated as of June 24,3013 among Care Investment Trust Inc., Care YBE Subsidiary LLC and NHI-Bickford RE, LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 5, 2013)

10.14
Master Lease dated as of December 23, 2013 between NHI- REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and NH Master Tenant LLC, as Tenant (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 23, 2013)

10.15
Guarantee of Lease Agreement dated as of December 23, 2013 between NHI-REIT of Next House, LLC, Myrtle Beach Retirement Residence LLC and Voorhees Retirement Residence LLC, individually and collectively as Landlord, and Holiday AL Holdings, LP as Guarantor (Incorporated by reference to Exhibit 10.3 to Form 8-K dated December 23, 2013)

10.16
Purchase Agreement dated as of November 18, 2013 between the Registrant and certain subsidiaries of Holiday Acquisition Holdings LLC (Incorporated by reference to Exhibit 10.31 to Form 10-K filed February 18, 2014)

10.17	Amendment No. 7 to Master Agreement to Lease with NHC (Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 14, 2014)
10.18
Asset Purchase Agreement dated December 1, 2014 with Senior Living Communities, LLC and certain of its affiliates, relating to the acquisition of a portfolio of eight retirement communities (Incorporated by reference to Exhibit 10.31 to Form 10-K filed February 17, 2015)

10.19
$225 million Note Purchase Agreement dated January 13, 2015 with Prudential Capital Group and certain of its affiliates (Incorporated by reference to Exhibit 10.32 to Form 10-K filed February 17, 2015)

*10.20	First amendment to 2012 Stock Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement filed March 20, 2015)
10.21	Construction and Term Loan Agreement dated February 10, 2015 between the Company and LCS-Westminster Partnership (filed herewith)
10.22
Multifamily Loan and Security Agreement for Urbandale Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated May 7, 2015)

10.23
Multifamily Loan and Security Agreement for Omaha II Bickford Cottage by and between Care YBE Subsidiary LLC, a Delaware limited liability company, and KeyBank National Association, a national banking association with Appendix 1 identifying substantially identical agreements and setting forth the material details in which such agreements differ from this agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q dated May 7, 2015)

10.24
Amendment to Note Purchase Agreement dated as of June 30,2015 among the Corporation, The Prudential Insurance Company of America and the other Purchasers named therein (Incorporated by reference to Exhibit 10.2 to Form 10-Q dated August 5, 2015)

10.25	Employment Agreement dated as of October 5, 2015 by and between National Health Investors, Inc. and D. Eric Mendelsohn (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 4, 2015)
10.26
$50,000,000 of 8-year notes with a coupon of 3.99% and $50,000,000 of 10-year notes with a coupon of 4.33% to a private placement lender (Incorporated by reference to Exhibit 10.40 to Form 10-K filed February 18, 2016)

10.27
Purchase and Sale Agreement, dated as of April 1, 2016, between Texas NHI Investors, LLC and Gladewater Real Estate, LP, Firehole River Real Estate Holdings - Granite Mesa, Ltd, Firehole River Real Estate Holdings - Sonterra, Ltd, Firehole River Real Estate Holdings - West San Antonio, Ltd, RGV Real Estate Holdings, Ltd, Firehole River Real Estate Holdings - Euless, LP, and Firehole River Real Estate Holdings - Katy, LLC, and Legend Healthcare, LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 6, 2016)

10.28	NHI PropCo, LLC Membership Interest Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2016)
10.29	$75,000,000 of 8-year notes with a coupon of 3.93% issued to a private placement lender (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2016)
10.30
Credit Agreement dated as of August 3, 2017 by and among National Health Investors, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated August 8, 2017)

10.31	Third Amendment to the Note Purchase Agreement dated as of November 3, 2015, made and entered into as of August 8, 2017 (Incorporated by reference to Exhibit 99.1 to Form 8-k filed August 14, 2017)
10.32	Fifth Amendment to Note Purchase Agreement dated January 13, 2015, made and entered into as of August 8, 2017 (Incorporated by reference to Exhibit 99.2 to Form 8-k filed August 14, 2017)
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Fixed Charges and Preferred Stock Dividends (filed herewith)

21	Subsidiaries (filed herewith)
23.10	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Financial Statement Schedules (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

BY:/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
Date: February 15, 2018	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Eric Mendelsohn	President and Chief Executive Officer	February 15, 2018
D. Eric Mendelsohn	(Principal Executive Officer)

/s/ Roger R. Hopkins	Chief Accounting Officer	February 15, 2018
Roger R. Hopkins	(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Andrew Adams	Chairman of the Board	February 15, 2018
W. Andrew Adams

/s/ James R. Jobe	Director	February 15, 2018
James R. Jobe

/s/ Robert A. McCabe, Jr.	Director	February 15, 2018
Robert A. McCabe, Jr.

/s/ Robert T. Webb	Director	February 15, 2018
Robert T. Webb