Form 10-K/A
NATIONAL HEALTH INVESTORS INC
filed 2018-03-19
CIK 877860

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) is filed by National Health Investors, Inc. ("NHI" or the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The sole purpose of the Amendment is to revise the meeting location of the Company’s annual meeting, which was changed after the original 10-K was filed. That disclosure was contained in Part I, Item 1 of the 2017 Form 10-K. No other items of the 2017 Form 10-K are amended in this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.

By: /s/Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
Date: March 19, 2018	(Principal Financial Officer)

Page
Part I.
Item 1. Business.	1

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

The Annual Stockholders’ meeting will be held at 12:00 p.m. local time on Friday, May 4, 2018 at at Embassy Suites, Room Mirabella G, 1200 Conference Center Boulevard, Murfreesboro, Tennessee 37129.