Form 10-Q
period 2018-03-31
NATIONAL HEALTH INVESTORS INC
filed 2018-05-08
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 41,532,154 shares of common stock outstanding of the registrant as of May 4, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Real estate properties:
Land	$192,953	$191,623
Buildings and improvements	2,485,951	2,471,602
Construction in progress	4,781	2,678
	2,683,685	2,665,903
Less accumulated depreciation	(397,538)	(380,202)
Real estate properties, net	2,286,147	2,285,701
Mortgage and other notes receivable, net	145,845	141,486
Cash and cash equivalents	3,230	3,063
Straight-line rent receivable	102,046	97,359
Other assets	22,160	18,212
Total Assets	$2,559,428	$2,545,821

Liabilities and Equity:
Debt	$1,160,226	$1,145,497
Accounts payable and accrued expenses	16,514	17,476
Dividends payable	41,532	39,456
Lease deposit liabilities	21,275	21,275
Total Liabilities	1,239,547	1,223,704

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
41,532,154 shares issued and outstanding	415	415
Capital in excess of par value	1,288,861	1,289,919
Cumulative net income in excess of dividends	29,270	32,605
Accumulated other comprehensive income (loss)	1,335	(822)
Total Stockholders' Equity	1,319,881	1,322,117
Total Liabilities and Equity	$2,559,428	$2,545,821

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2017 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Revenues:
Rental income	$69,253	$63,127
Interest income from mortgage and other notes	3,460	3,089
Investment income and other	33	162
	72,746	66,378
Expenses:
Depreciation	17,335	16,144
Interest, including amortization of debt discount and issuance costs	11,614	11,661
Legal	111	56
Franchise, excise and other taxes	346	267
General and administrative	4,170	4,108
	33,576	32,236
Income before investment and other gains and losses	39,170	34,142
Loss on convertible note retirement	(738)	—
Investment and other gains	—	10,088
Net income	$38,432	$44,230

Weighted average common shares outstanding:
Basic	41,532,154	39,953,804
Diluted	41,576,876	40,108,762

Earnings per common share:
Net income per common share - basic	$.93	$1.11
Net income per common share - diluted	$.92	$1.10

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Net income	$38,432	$44,230
Other comprehensive income (loss):
Change in unrealized gains on securities	—	(26)
Reclassification for amounts recognized in investment and other gains	—	(10,038)
Increase in fair value of cash flow hedge	1,646	465
Reclassification for amounts recognized as interest expense	276	789
Total other comprehensive income (loss)	1,922	(8,810)
Comprehensive income	40,354	35,420

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income	$38,432	$44,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,335	16,144
Amortization	1,069	1,337
Straight-line rental income	(5,962)	(5,755)
Non-cash interest income on construction loans	(436)	(271)
Gain on sale of real estate	—	(50)
Loss on convertible note retirement	738	—
Gain on sale of marketable securities	—	(10,038)
Non-cash stock-based compensation	1,425	1,523
Amortization of commitment fees and note receivable discounts	(552)	(104)
Amortization of lease incentives	63	10
Change in operating assets and liabilities:
Other assets	(4,245)	(657)
Accounts payable, accrued expenses and other liabilities	641	2,306
Net cash provided by operating activities	48,508	48,675

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(5,905)	(28,338)
Collections of mortgage and other notes receivable	2,535	12,109
Investments in real estate	(14,404)	(118,011)
Investments in real estate development	—	(3,842)
Investments in renovations of existing real estate	(1,812)	(994)
Proceeds from disposition of real estate properties	—	450
Proceeds from sale of marketable securities	—	18,182
Net cash used in investing activities	(19,586)	(120,444)

Cash flows from financing activities:
Proceeds from revolving credit facilities	56,000	112,000
Payments on revolving credit facilities	(15,000)	(83,000)
Payments on term loans	(285)	(196)
Taxes remitted in relation to employee stock options exercised	—	(116)
Proceeds from issuance of common shares, net	—	79,797
Offering costs	(56)	—
Convertible bond redemption	(29,958)	—
Dividends paid to stockholders	(39,456)	(35,863)
Net cash (used in) provided by financing activities	(28,755)	72,622

Increase in cash and cash equivalents	167	853
Cash and cash equivalents, beginning of period	3,063	4,832
Cash and cash equivalents, end of period	$3,230	$5,685

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$9,904	$9,164
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to investments in real estate construction	$290	$824
Tenant investment in leased asset	$1,275	$1,250

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balances at December 31, 2017	41,532,154	$415	$1,289,919	$32,605	$(822)	$1,322,117
Cumulative effect of change in accounting principle	—	—	—	(235)	235	—
Total comprehensive income	—	—	—	38,432	1,922	40,354
Equity component in redemption of convertible notes	—	—	(2,427)	—	—	(2,427)
Equity offering costs	—	—	(56)	—	—	(56)
Non-cash stock-based compensation	—	—	1,425	—	—	1,425
Dividends declared, $1.00 per common share	—	—	—	(41,532)	—	(41,532)
Balances at March 31, 2018	41,532,154	$415	$1,288,861	$29,270	$1,335	$1,319,881

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., (“NHI” or the “Company”) believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments that are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2017 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except regarding material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, a copy of which is available at our web site: www.nhireit.com.

Principles of Consolidation - The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”), if any. All intercompany transactions and balances have been eliminated in consolidation. Net income is reduced by the portion of net income attributable to noncontrolling interests, if any.

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

At March 31, 2018, we held an interest in eight unconsolidated VIEs and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford	Various[1]	$33,528,000	$55,360,000	Notes 2, 3
2014	Senior Living Communities	Notes and straight-line receivable	$39,106,000	$53,377,000	Notes 2, 3
2014	Life Care Services affiliate	Notes receivable	$54,693,000	$59,754,000	Note 3
2015	East Lake Capital Mgmt.	Straight-line receivable	$3,531,000	$3,531,000
2016	The Ensign Group developer	N/A	$—	$—	Note 2
2016	Senior Living Management	Notes and straight-line receivable	$26,315,000	$26,315,000	Note 3
2017	Navion Senior Solutions	Straight-line receivable	$355,000	$355,000
2017	Evolve Senior Living	Note receivable	$9,913,000	$9,913,000
1 Notes, straight-line rent receivables, and unamortized lease incentives

We are not obligated to provide support beyond our stated commitments to these tenants and borrowers whom we classify as VIEs, and accordingly our maximum exposure to loss as a result of these relationships is limited to the amount of our commitments, as shown above and discussed in the notes. When the above relationships involve leases, some additional exposure to economic loss is present. Generally, additional economic loss on a lease, if any, would be limited to that resulting from a short period of arrearage and non-payment of monthly rent before we are able to take effective remedial action, as well as costs incurred in transitioning the lease. The potential extent of such loss will be dependent upon individual facts and circumstances, cannot be quantified, and is therefore not included in the tabulation above. Typically, the only carrying amounts involving our leases are accumulated straight-line receivables. For VIE relationships listed above without a note reference, please refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2017.

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

New Accounting Pronouncements - For a review of recent accounting pronouncements pertinent to our operations and management’s judgment as to the impact that the eventual adoption of these pronouncements will have on our financial position and results of operations, see Note 11.

NOTE 2. REAL ESTATE

As of March 31, 2018, we owned 210 health care real estate properties located in 32 states and consisting of 136 senior housing communities (“SHO”), 69 skilled nursing facilities (“SNF”), 3 hospitals and 2 medical office buildings. Our senior housing communities include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $1,298,000) consisted of properties with an original cost of approximately $2,682,387,000 rented under triple-net leases to 27 lessees.

Ensign

On January 12, 2018, NHI acquired from a developer a 121-bed skilled nursing facility in Waxahachie, Texas for a cash investment of $14,404,000 plus $1,275,000 contributed by the lessee, The Ensign Group (“Ensign”). The facility is included under our existing master lease with Ensign for the remaining lease term of 13 years plus renewal options. The initial lease rate is set at 8.2% subject to annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase.

With the acquisition of the Waxahachie property, NHI has a continuing commitment to purchase from the developer two new skilled nursing facilities in Texas for approximately $28,000,000 which are newly developed, leased to Legend Healthcare (“Legend”) and subleased to Ensign. The fixed-price nature of the commitment creates a variable interest for NHI in the developer, whom NHI considers to lack sufficient equity to finance its operations without recourse to additional subordinated debt. The presence of these conditions causes the developer to be considered a VIE.

Major Tenants

Bickford

As of March 31, 2018 our Bickford Senior Living (“Bickford”) portfolio consists of leases with lease expiration dates as follows (in thousands):

	Lease Expiration
	Sept / Oct 2019	June 2023	Sept 2027	May 2031	Total
Number of Properties	10	13	4	20	47
2018 Annual Contractual Rent	$9,264	$11,133	$1,515	$20,030	$41,942
Straight Line Rent Adjustment	(617)	588	221	3,813	4,005
Total Revenues	$8,647	$11,721	$1,736	$23,843	$45,947

Of our total revenues, $11,445,000 (16%) and $9,373,000 (14%) were recognized as rental income from Bickford for the three months ended March 31, 2018 and 2017, including $1,169,000 and $910,000 in straight-line rent income, respectively.

Senior Living Communities

As of March 31, 2018, we leased nine retirement communities totaling 1,970 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 4% effective January 1, 2018 and 3% thereafter.

Of our total revenues, $11,449,000 (16%) and $11,431,000 (17%) in rental income were derived from Senior Living for the three months ended March 31, 2018 and 2017, respectively, including $1,359,000 and $1,746,000 in straight-line rent income.

Holiday

As of March 31, 2018, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The 17-year master lease, which began in December 2013, currently provides for a minimum escalator of 3.5% through the end of the lease term.

Of our total revenues, $10,954,000 (15%) and $10,954,000 (17%) were derived from Holiday for the three months ended March 31, 2018 and 2017, including $1,530,000 and $1,849,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of March 31, 2018, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Current year	$853	$782
Prior year final certification[1]	285	194
Total percentage rent income	$1,138	$976
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,674,000 (13%) and $9,513,000 (14%) were derived from NHC for the three months ended March 31, 2018 and 2017, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of March 31, 2018, NHC owned 1,630,462 shares of our common stock.

Tenant Non-Compliance

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving lease coverage and arrearages to certain vendors. Lease revenues from the tenant and its affiliates comprise less than 4% of our rental income, and the related straight-line rent receivable was approximately $3,773,000 at March 31, 2018. The tenant has maintained its status as current on all rent payments to NHI, and we have made no rent concessions. We continue to work with the tenant to resolve their defaults.

The defaults mentioned above typically give rise to considerations regarding the impairment or recoverability of the related assets, and we give additional attention to the nature of the default’s underlying causes. At this time, our assessment of likely undiscounted cash flows reveals no basis for an impairment charge on the underlying real estate.

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At March 31, 2018, we had net investments in mortgage notes receivable with a carrying value of $102,536,000, secured by real estate and UCC liens on the personal property of 10 facilities, and other notes receivable with a carrying value of $43,309,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at March 31, 2018 or December 31, 2017.

Bickford

At March 31, 2018, our construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(12,754,000)	Illinois
January 2017	9%	5 years	14,000,000	(5,672,000)	Michigan
January 2018	9%	5 years	14,000,000	(1,742,000)	Virginia
			$42,000,000	$(20,168,000)

The promissory notes are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a purchase option on the properties at stabilization, whereby annual rent will be set with a floor of 9.55%, based on NHI’s total investment, plus fixed annual escalators. On these and future loan development projects, Bickford as the borrower is entitled to up to $2,000,000 per project in incentive loan draws based upon the achievement of predetermined operational milestones, the funding of which will increase the principal amount, NHI's future purchase price under option and, upon exercise, eventual lease payment to NHI.

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

The loan took the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $54,939,000 of Note A as of March 31, 2018. Note A is interest-only and is locked to prepayment for three years. After year three in February 2018, the prepayment penalty starts at 5% and declines 1% per year. Note B was a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully drawn during 2016. We began receiving repayment with new resident entrance fees upon the opening of Phase II during the fourth quarter of 2016. The balance remaining on Note B at December 31, 2017, of $1,953,000 was repaid during the first quarter of 2018, resulting in the recognition of $515,000 in unamortized commitment fees.

NHI has an option to purchase the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a window of 120 days that will contingently open in year five or upon earlier stabilization of the development, as defined in our agreements.

Senior Living Communities

In connection with the acquisition in December 2014 of the properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $729,000 at March 31, 2018, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 2.74% at March 31, 2018, plus 6%.

NHI has two mezzanine loans totaling $14,000,000 to affiliates of Senior Living, whose purpose was to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The lending arrangement provides NHI with a purchase option on the development upon its meeting certain operational metrics. The community opened in the first quarter of 2018. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest as does our lease, which is considered to be analogous to a financing arrangement. Senior Living is structured to limit liability for potential damage claims, is appropriately capitalized for that purpose and is considered a VIE.

Senior Living Management

On August 3, 2016, we entered into an agreement to furnish to our current tenant, Senior Living Management, Inc. (“SLM”), through its affiliates, loans of up to $24,500,000 to facilitate SLM’s acquisition of five senior housing facilities that it currently operates. The loans consist of two notes under a master credit agreement, include both a mortgage and a corporate loan, and bear interest at 8.25% with terms of five years, plus optional one and two-year extensions. NHI has a right of first refusal if SLM elects to sell the facilities. The loans were fully funded as of March 31, 2018.

Our loans to SLM represent a variable interest as do our leases, which are analogous to financing arrangements. SLM is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE.

NOTE 4. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable and other assets	$8,963	$5,187
Regulatory escrows	8,208	8,208
Reserves for replacement, insurance and tax escrows	4,989	4,817
	$22,160	$18,212

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Convertible senior notes - unsecured (net of discount of $1,959 and $2,637)	$118,041	$144,938
Revolving credit facility - unsecured	262,000	221,000
Bank term loan - unsecured	250,000	250,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,381 and $1,402)	43,463	43,645
Fannie Mae term loans - secured, non-recourse	96,285	96,367
Unamortized loan costs	(9,563)	(10,453)
	$1,160,226	$1,145,497

Aggregate principal maturities of debt as of March 31, 2018 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended March 31,
2018	$1,155
2019	1,196
2020	1,244
2021	121,291
2022	638,340
Thereafter	409,903
1,173,129
Less: discount	(3,340)
Less: unamortized loan costs	(9,563)
$1,160,226

As amended in August 2017, our unsecured $800,000,000 credit facility, originally scheduled to mature in June 2020, consolidated our three bank term loans into a single $250,000,000 term loan and provided for an extension of the maturity of the term loan and the $550,000,000 revolving credit facility to August 2022. The amended facility calls for floating interest on the term loan and revolver to be initially set at 30-day LIBOR plus 130 and 115 bps, respectively, based on current leverage metrics. Additional significant amendments to the facility included the refinement of the collateral pool, imposition of a 0% floor LIBOR base, movement from the payment of unused commitment fees to a facility fee of 20 basis points and the composition of creditors participating in our loan syndication. The employment of interest rate swaps to fix LIBOR on our bank term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At March 31, 2018, we had $288,000,000 available to draw on the revolving portion of our credit facility. The unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s board of directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

Also in August 2017, we amended our private placement term loan agreements to largely conform those agreements with the amendment to our bank credit facility as noted above. The composition of these loans is summarized below (in thousands):

Amount	Inception	Maturity	Fixed Rate

$125,000	January 2015	January 2023	3.99%
50,000	November 2015	November 2023	3.99%
75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$400,000

In connection with our November 2017 acquisition of a facility in Tulsa, we assumed a Fannie Mae mortgage loan with remaining balance of $18,311,000. The mortgage amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, and bears interest at a nominal rate of 4.6% with a remaining balance of $18,201,000 at March 31, 2018.

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. These notes together with the Fannie Mae debt assumed in connection with the 2017 Tulsa acquisition, mentioned above, are secured by facilities having a net book value of $141,189,000 at March 31, 2018.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”) with interest payable April 1st and October 1st of each year. The Notes were convertible at an initial conversion rate of 13.93 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subsequently adjusted upon each occurrence of certain events, as defined in the indenture governing the Notes, including the payment of dividends at a rate exceeding that prevailing in 2014. The conversion option was accounted for as an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because we have the ability and intent to settle the convertible securities in cash upon exercise, we use the treasury stock method to account for potential dilution.

The embedded conversion options (1) do not require net cash settlement, (2) are not conventionally convertible but can be classified in stockholders’ equity under Accounting Standards Codification (“ASC”) 815-40, and (3) are considered indexed to NHI’s own stock. Therefore, the conversion feature satisfies the conditions to qualify for an exception to the derivative liability rules, and the Notes are split into debt and equity components. The carrying value of the debt component was based upon the estimated fair value at the time of issuance of a similar debt instrument without the conversion feature and was approximately $192,238,000 at issuance. The difference between the contractual principal on the debt and the value allocated to the debt of $7,762,000 was recorded as the equity component and represented the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over the estimated fair value of the debt component, the original issue discount, is being amortized to interest expense using the effective interest method over the estimated term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs is approximately 3.9% based on our estimated non-convertible borrowing rate at the date the Notes were issued. The total cost of issuing the Notes was $6,063,000, of which $275,000 was allocated to the equity component and $5,788,000 was allocated to the debt component and subject to amortization over the estimated term of the notes.

We have undertaken targeted open-market repurchases of certain of the convertible notes, whose carrying amount at December 31, 2017, net of issue costs, discount and previous retirements was $144,938,000. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. The amount of notes repurchased and retired during the three months ended March 31, 2018, net of unamortized original issue discount and associated issuance costs, was $26,821,000. Recognition of losses on the note retirements for the three months ended March 31, 2018, was $738,000, calculated as the excess of cash paid over the carrying value of that portion of the notes accounted for as debt. For the retirement of that portion of the outlay allocated to the fair value of the conversion feature, $2,427,000 was charged to additional paid-in capital during the three months ended March 31, 2018. The remaining unamortized balance of issuance costs at March 31, 2018, was $1,300,000.

As of March 31, 2018, the outstanding balance of our 3.25% senior unsecured convertible notes was $120,000,000. As adjusted for terms of the indenture, the Notes are convertible at a rate of 14.28 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $70.01 per share for a total of 1,714,100 remaining underlying shares. As of March 31, 2018, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, was exceeded by its face amount. For the three months ended March 31, 2018, the effect of the conversion option on our per-share calculations is also anti-dilutive, since the conversion price exceeded our average stock price. If NHI’s current share price increases above the adjusted $70.01 conversion price, dilution will be attributable to the conversion feature.

Our HUD mortgage loans are secured by ten Bickford-operated properties having a net book value of $52,156,000 at March 31, 2018. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047.

The following table summarizes interest expense (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Interest expense on debt at contractual rates	$10,527	$10,033
Losses reclassified from accumulated other
comprehensive income into interest expense	276	789
Capitalized interest	(24)	(67)
Amortization of debt issuance costs and debt discount	835	906
Total interest expense	$11,614	$11,661

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through June 2020 to hedge against fluctuations in variable interest rates applicable to our $250,000,000 bank term loan. With the amendment to our credit facility in August 2017, discussed above, the introduction to the bank term loan of a LIBOR floor not present in the hedges resulted in hedge inefficiency of $353,000, which we credited to interest expense in 2017. To better reflect earnings, on January 1, 2018 we adopted ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, as discussed in Note 11. Upon the adoption of the new standard, we reversed cumulative ineffectiveness, resulting in a retroactive net charge to retained earnings and a credit to accumulated other comprehensive income of $235,000 as of January 1, 2018.

During the next twelve months, approximately $775,000 of losses, which are included as a component of accumulated other comprehensive income, are projected to be reclassified into earnings. As of March 31, 2018, we employ the following interest rate swap contracts to mitigate our interest rate risk on the $250,000,000 term loan (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$266
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$459
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$607

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets among other assets, and, if a liability, as a component of accrued expenses. See Note 10 for fair value disclosures about our interest rate swap agreements. Net asset/(liability) balances for our hedges included as components of consolidated other comprehensive income on March 31, 2018 and December 31, 2017 were $1,332,000 and $(588,000), respectively.

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

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(54,939,000)	$5,061,000
Bickford Senior Living	SHO	Construction	42,000,000	(20,168,000)	21,832,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(729,000)	14,271,000
			$117,000,000	$(75,836,000)	$41,164,000

See Note 3 for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2018. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2018.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(28,000,000)	$28,000,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(5,900,000)	4,100,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	(1,647,000)	753,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Senior Living Communities	SHO	Renovation	6,830,000	(1,424,000)	5,406,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
Woodland Village	SHO	Renovation	7,450,000	(1,709,000)	5,741,000
Chancellor Health Care	SHO	Construction	650,000	(62,000)	588,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$88,380,000	$(41,363,000)	$47,017,000

As discussed in Note 2 and shown above, we remain obligated to purchase, from a developer, two new skilled nursing facilities in Texas for $28,000,000 which are leased to Legend and subleased to Ensign.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(3,250,000)	$6,750,000
Bickford Senior Living	SHO	Incentive Draws	6,000,000	(250,000)	$5,750,000
East Lake Capital Management	SHO	Lease Inducement	8,000,000	—	8,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$34,850,000	$(3,500,000)	$31,350,000

Contingent payments related to the five Bickford development properties constructed in 2016 and 2017 include a licensure incentive of $250,000 per property and a three-tiered operator incentive schedule paying up to an additional $1,750,000, based on the attainment of certain performance metrics. As funded, these payments are added to the lease base and amortized against rental income.

For a discussion of incentive loan draws available to Bickford related to the development of its properties in Illinois, Michigan and Virginia, see Note 3.

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics. The inducements have been assessed as not probable of payment, and we have not recorded them on our balance sheets as of March 31, 2018. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our condensed consolidated balance sheets within accounts payable and accrued expenses.

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

NOTE 7. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Gains on sale of real estate	$—	$50
Gains on sales of marketable securities	—	10,038
	$—	$10,088

In January and February 2017, we recognized gains of $10,038,000 on sales totaling $11,718,000 of marketable securities with a carrying value $11,745,000 and an adjusted cost of $1,680,000 at December 31, 2016. Total proceeds of $18,182,000 from marketable securities for 2017 included settlements occurring in 2017 of $6,464,000 that resulted from sales in December 2016.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as stock-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. Through a second amendment approved on May 4, 2018, our shareholders voted to increase the maximum number of shares under the plan to 3,500,000 and to increase the automatic annual grant to non-employee directors to 25,000. The individual restricted stock and option grant awards vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

As of March 31, 2018, there were 391,668 shares available for future grants under the 2012 Plan.

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

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected will result in the reversal of previously recorded compensation expense. The compensation expense reported for the three months ended March 31, 2018 and 2017 was $1,425,000 and $1,523,000, respectively, and is included in general and administrative expense in the Condensed Consolidated Statements of Income.

At March 31, 2018, we had, net of expected forfeitures, $1,707,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2018 - $1,105,000, 2019 - $542,000 and 2020 - $60,000.

The weighted average fair value per share of options granted during the three months ended March 31, 2018 and 2017 was $4.49 and $5.75, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017
Dividend yield	6.5%	5.3%
Expected volatility	19.4%	19.8%
Expected lives	3.3 years	2.9 years
Risk-free interest rate	2.39%	1.49%

The following table summarizes our outstanding stock options:

	Three Months Ended
	March 31,
	2018	2017
Options outstanding January 1,	859,182	541,679
Options granted under 2012 Plan	560,000	485,000
Options exercised under 2012 Plan	—	(25,833)
Options forfeited under 2012 Plan	(15,000)	(6,668)
Options exercised under 2005 Plan	—	(15,000)
Options outstanding, March 31,	1,404,182	979,178

Exercisable at March 31,	949,160	585,827

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net income	$38,432	$44,230

BASIC:
Weighted average common shares outstanding	41,532,154	39,953,804

DILUTED:
Weighted average common shares outstanding	41,532,154	39,953,804
Stock options	44,722	56,910
Convertible subordinated debentures	—	98,048
Average dilutive common shares outstanding	41,576,876	40,108,762

Net income per common share - basic	$.93	$1.11
Net income per common share - diluted	$.92	$1.10

Incremental shares excluded since anti-dilutive:
Net share effect of stock options and convertible debt with an exercise or conversion price in excess of the average market price for our common shares	118,639	19,851
Regular dividends declared per common share	$1.00	$.95

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	March 31, 2018	December 31, 2017
Level 2
Interest rate swap asset	Other assets	$1,332	$159
Interest rate swap liability	Accounts payable and accrued expenses	$—	$747

Carrying values and fair values of financial instruments that are not carried at fair value at March 31, 2018 and December 31, 2017 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2018	2017	2018	2017
Level 2
Variable rate debt	$506,991	$465,642	$512,000	$471,000
Fixed rate debt	$653,235	$679,855	$642,700	$679,385

Level 3
Mortgage and other notes receivable	$145,845	$141,486	$142,962	$140,049
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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at March 31, 2018 and December 31, 2017, due to the predominance of floating interest rates, which generally reflect market conditions.

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

The Company adopted this standard using the modified retrospective method on January 1, 2018. The ASU provides for revenues from leases to continue to follow the guidance in Topics 840 and 842 (when adopted) and provides for loans to follow established guidance in Topic 310. Because this ASU specifically excludes these areas of our operations from its scope, there was no impact to our accounting for lease revenue and interest income resulting from the ASU. Additionally, the other significant types of contracts in which we periodically engage, sales of real estate to customers, typically never remain executory across points in time. Because all performance obligations from these contracts can therefore be expected to continue to fall within a single period, the timing of our revenue recognition from future sales of real estate is not expected to be affected by the ASU. A number of practical expedients are available in applying the recognition and measurement principles within the standard, including those permitting the aggregation of contract revenues and costs with components of interest income or amortization expense whose period of aggregation, within parameters, is not considered to be of significant duration for separate treatment. We realized no significant revenues in 2017 or 2018 within the scope of ASU 2014-09, and, accordingly, adoption of the ASU did not have a material impact on the timing and measurement of the Company’s income.

In February 2016 the FASB issued ASU 2016-02, Leases, which has been codified under Topic 842. Public companies will be required to apply ASU 2016-02 for all accounting periods beginning after December 15, 2018. Early adoption is permitted. All leases with lease terms greater than one year are subject to ASU 2016-02, including leases in place as of the adoption date. The principal difference between Topic 842 and previous guidance is that, for lessees, lease assets and lease liabilities arising from operating leases will be recognized in the balance sheet. While, the accounting applied by a lessor is largely unchanged from that applied under previous GAAP, significant changes to lessor accounting have been made to align i) certain lessor and lessee accounting guidance, and ii) key aspects of the lessor accounting model with the revenue recognition guidance in Topic 606, Revenue from Contracts with Customers, which we adopted January 1, 2018. Under Topic 842 provisions promulgated to conform with Topic 606, the presence of a lessee purchase option can result in recording as a financing a transaction that would otherwise meet the requirements for lease accounting under previous guidance. As a result, NHI may explore different structures to continue to apply lease accounting rather than record a financing similar to a long-term note. The accounting treatment for sale-leaseback transactions will mirror the current guidance for lessees which may result in a financing transaction. Upon adoption the Company anticipates grossing up rental income for property taxes and insurance, currently paid by tenants.

The Company will continue to evaluate the impact of Topic 842 on our consolidated financial statements. Consistent with present standards, upon the adoption of ASU 2016-02, NHI will continue to account for lease revenue on a straight-line basis for most leases. Also consistent with NHI’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized. We have made significant progress in evaluating the extent to which adopting the provisions of ASU 2016-02 in 2019 will affect NHI.
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

In November 2016 the FASB issued ASU 2016-18, Restricted Cash. ASU 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, generally by requiring the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements.

In January 2017 the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 narrowed the definition of a business in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. Currently the definition of outputs contributes to broad interpretations of the definition of a business. Additionally, the standard provides that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases. For most of NHI’s acquisitions of investment property, this screen would be met and, therefore, not meet the definition of a business. ASU 2017-01 became effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. Early application of this standard is generally allowed for acquisitions acquired after the standard was issued but before the acquisition has been reflected in financial statements. We adopted the provisions of ASU 2017-01 in the first quarter of 2017. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements. Our acquisitions in 2018 and 2017 were accounted for as asset purchases.

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

On January 1, 2018, we adopted ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, among whose provisions is a change in the timing and income statement line item for ineffectiveness related to cash flow hedges. The transition method is a modified retrospective approach that will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that we adopt the update. The primary provision in the ASU requiring an adjustment to our beginning consolidated retained earnings is the change in timing and income statement line item for ineffectiveness related to cash flow hedges. As a result of the transition guidance provided in the ASU, as of January 1, 2018, cumulative ineffectiveness as adjusted for any prior off-market cashflow hedges was reclassified out of beginning retained earnings and into accumulated other comprehensive income. With the adoption of the ASU, the Company has achieved a better alignment of the Company’s financial reporting for hedging activities with the economic objectives of those activities.

NOTE 12. SUBSEQUENT EVENT

Bickford

On April 30, 2018, we acquired an assisted living/memory-care portfolio comprised of five facilities totaling 320 units in Ohio and Pennsylvania. The purchase price was $69,750,000, inclusive of $500,000 in closing costs and $1,750,000 in specified capital improvements, which will be added to the lease base upon funding. We included this portfolio in a new master lease with Bickford which provides for a lease rate of 6.85%, with annual fixed escalators over a term of 15 years plus renewal options, subject to a fair market value rent reset feature available to NHI between years three and five. We accounted for the acquisition as an asset purchase.

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

*	Legislative, regulatory, or administrative changes could adversely affect us or our security holders.

*	We are exposed to the risk that the cash flows of our tenants and borrowers would be adversely affected by increased liability claims and liability insurance costs;

*	We are exposed to risks related to environmental laws and the costs associated with liabilities related to hazardous substances;

*	We are exposed to the risk that we may not be fully indemnified by our lessees and borrowers against future litigation;

*	We depend on the success of our future acquisitions and investments;

*	We depend on our ability to reinvest cash in real estate investments in a timely manner and on acceptable terms;

*	We may need to refinance existing debt or incur additional debt in the future, which may not be available on terms acceptable to us;

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and/or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

Portfolio

As of March 31, 2018, we had investments in real estate and mortgage and other notes receivable involving 220 facilities located in 32 states. These investments involve 142 senior housing properties, 73 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $1,298,000) consisted of properties with an original cost of approximately $2,682,387,000, rented under triple-net leases to 27 lessees, and $145,845,000 aggregate net carrying value of mortgage and other notes receivable due from 11 borrowers.

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

Medical Facilities within our portfolio receive payment primarily from Medicare, Medicaid and health insurance. These properties include skilled nursing facilities (“SNF”), medical office buildings (“MOB”) and hospitals that attract patients who have a need for acute or complex medical attention, preventative medicine, or rehabilitation services. Medical properties are subject to state and federal regulatory oversight and, in the case of hospitals, Joint Commission accreditation.

The following tables summarize our investments in real estate and mortgage and other notes receivable as of March 31, 2018 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	86	4,192		$18,750	25.8%	$766,180
Senior Living Campus	10	1,323		4,242	5.8%	162,139
Total Senior Housing - Need-Driven	96	5,515		22,992	31.6%	928,319
Senior Housing - Discretionary
Independent Living	30	3,412		12,266	16.9%	548,384
Entrance-Fee Communities	10	2,363		12,699	17.5%	599,508
Total Senior Housing - Discretionary	40	5,775		24,965	34.4%	1,147,892
Total Senior Housing	136	11,290		47,957	66.0%	2,076,211
Medical Facilities
Skilled Nursing Facilities	69	8,934		19,131	26.3%	539,719
Hospitals	3	181		1,998	2.7%	55,971
Medical Office Buildings	2	88,517	*	167	0.2%	10,486
Total Medical Facilities	74			21,296	29.2%	606,176
Total Real Estate Properties	210			$69,253	95.2%	$2,682,387

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	5	312		$836	1.2%	$40,081
Senior Housing - Discretionary	1	400		1,438	2.0%	54,693
Medical Facilities	4	270		175	0.2%	7,762
Other Notes Receivable	—	—		1,011	1.4%	43,309
Total Mortgage and Other Notes Receivable	10	982		3,460	4.8%	145,845
Total Portfolio	220			$72,713	100.0%	$2,828,232

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	210			$69,253	95.1%	$2,682,387
Mortgage and Other Notes Receivable	10			3,460	4.9%	145,845
Total Portfolio	220			$72,713	100.0%	$2,828,232

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	91	4,504		$19,587	26.9%	$806,261
Senior Living Campus	10	1,323		4,242	5.8%	162,139
Total Senior Housing - Need-Driven	101	5,827		23,829	32.7%	968,400
Senior Housing - Discretionary
Entrance-Fee Communities	11	2,763		14,136	19.5%	654,201
Independent Living	30	3,412		12,266	16.9%	548,384
Total Senior Housing - Discretionary	41	6,175		26,402	36.4%	1,202,585
Total Senior Housing	142	12,002		50,231	69.1%	2,170,985
Medical Facilities
Skilled Nursing Facilities	73	9,204		19,306	26.6%	547,480
Hospitals	3	181		1,998	2.7%	55,971
Medical Office Buildings	2	88,517	*	167	0.2%	10,487
Total Medical	78			21,471	29.5%	613,938
Other	—			1,011	1.4%	43,309
Total Portfolio	220			$72,713	100.0%	$2,828,232

Portfolio by Operator Type
Public	71			$17,856	24.6%	$499,956
National Chain (Privately-Owned)	27			11,654	16.0%	521,139
Regional	116			42,099	57.9%	1,763,323
Small	6			1,104	1.5%	43,814
Total Portfolio	220			$72,713	100.0%	$2,828,232

For the three months ended March 31, 2018, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; The Ensign Group; Health Services Management; Holiday Retirement; National HealthCare Corp; and Senior Living Communities.

As of March 31, 2018, our average effective annualized rental income was $8,599 per bed for skilled nursing facilities, $12,825 per unit for senior living campuses, $17,892 per unit for assisted living facilities, $14,380 per unit for independent living facilities, $21,496 per unit for entrance-fee communities, $44,150 per bed for hospitals, and $8 per square foot for medical office buildings.

Areas of Focus

We are evaluating and will potentially make additional investments during the remainder of 2018 while we continue to monitor and improve our existing properties. We seek tenants who will become mission-oriented partners in relationships where our business goals are aligned. This approach fuels steady, and thus, enduring growth for those partners and for NHI. Within the context of our growth model, we rely on a cost-effective access to debt and equity capital to finance acquisitions that will drive our earnings. There is significant competition for healthcare assets from other REITs, both public and private, and from private equity sources. Large-scale portfolios continue to command premium pricing, due to the continued abundance of private and foreign buyers seeking to invest in healthcare real estate. This combination of circumstances places a premium on our ability to execute acquisitions and negotiate leases that will generate meaningful earnings growth for our shareholders. We emphasize growth with our existing tenants and borrowers as a way to insulate us from other competition.

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

Following three 25 basis point increases in 2017, the Federal Open Market Committee of the Federal Reserve announced an increase in its benchmark federal funds rate by 25 basis points on March 21, 2018. At the same time, the Committee held steady in its projection of two more rate increases in 2018 but raised its projection from two to three hikes in 2019 as inflation is expected to pick up. The anticipation of past and further increases in the federal funds rate in 2018 and beyond has been a primary source of much volatility in REIT equity markets. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. As interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk free rate.

For the three months ended March 31, 2018, approximately 27% of our revenue from continuing operations was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which rely primarily on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities) rather than on Medicare and Medicaid reimbursement. We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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

We manage our business with a goal of (a) increasing normalized Adjusted Funds From Operations (“AFFO”) by at least 5% per share annually, and (b) increasing the regular annual dividends paid to shareholders by at least 5% per share. Our Board of

Directors approves a regular quarterly dividend which is reflective of expected taxable income on a recurring basis. Infrequent and non-recurring transactions that generate additional taxable income have been distributed to shareholders in the form of special dividends. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our goal of increasing annual dividends requires a careful balance between identification of high-quality lease and mortgage assets in which to invest and the cost of our capital with which to fund such investments. We consider the competing features of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity. We accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of capital will generate sufficient returns to our shareholders.

Our projected dividends for the current year and actual dividends for the last two years are as follows:

2018[1]	2017	2016
$4.00	$3.80	$3.60
1 Based on $1.00 per common share for the first quarter of 2018, annualized

Our ability to effectively leverage our assets helps provide a reliable path for continued investments in healthcare real estate; however, compared with many in our peer group, we continue to maintain a relatively low-leverage balance sheet. We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest and principal payments on debt at contractual rates, net of capitalized interest), and the ratio of consolidated net debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a useful basis to compare the strength of our balance sheet with our peers. We also believe this strength gives us a competitive advantage when accessing debt markets.

We calculate our fixed charge coverage ratio as approximately 6.3x for the three months ended March 31, 2018 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 41). On an annualized basis, our consolidated net debt to Adjusted EBITDA ratio is approximately 4.3x for the three months ended March 31, 2018 (in thousands):

Consolidated Total Debt	$1,160,226
Less: cash and cash equivalents	(3,230)
Consolidated Net Debt	$1,156,996

Adjusted EBITDA	$67,950
Annualizing Adjustment	203,850
	$271,800

Consolidated Net Debt to Annualized Adjusted EBITDA	4.3	x

According to the Administration on Aging (“AoA”) of the US Department of Health and Human Services, in 2014, the latest year for which data is available, 46.2 million people (or 14.5% of the population) were age 65 or older in the United States. Census estimates showed that, by 2040, those 65 or older are expected to comprise 21.7% of the population.
Census estimates show that close to half of Americans currently age 65 will reach age 84 or older. As noted by Transgenerationalaging.org, “The fastest-growing segment of the total population is the oldest old - those 80 and over. Their growth rate is twice that of those 65 and over and almost 4 times that for the total population. In the United States, this group now represents 10% of the older population and will more than triple from 5.7 million in 2010 to over 19 million by 2050.” If the growth rate holds steady, from 5.7 million in 2010, the “oldest old” will comprise close to 12 million in the US by 2030.
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
Equipped with the basics of financial security, many will be economically able to enter the market for senior housing. These strong demographic trends provide the context for continued growth in senior housing in 2018 and the years ahead. We plan to fund any new real estate and mortgage investments during the remainder of 2018 using our liquid assets and debt financing. Should the weight of additional debt resulting from new acquisitions suggest the need to rebalance our capital structure, we would then expect to access the capital markets through an at-the-market (“ATM”) or other equity offering. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators whom we make our priority, continue to be the key drivers of our business plan.

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

Significant Operators

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Three Months Ended March 31,				Lease
	Asset Class	Amount	2018		2017		Renewal
Holiday Retirement	ILF	$493,378	$10,954	16%	$10,954	17%	2031
Senior Living Communities	EFC	547,716	11,449	17%	11,431	18%	2029
National HealthCare Corporation	SNF	171,297	9,674	14%	9,513	15%	2026
Bickford Senior Living	ALF	460,945	11,445	17%	9,373	15%	Various
All others	Various	1,009,051	25,731	36%	21,856	35%	Various
		$2,682,387	$69,253		$63,127

Straight-line rent of $1,530,000 and $1,849,000 was recognized from the Holiday lease for the three months ended March 31, 2018 and 2017, respectively. Straight-line rent of $1,359,000 and $1,746,000 was recognized from the Senior Living lease for the three months ended March 31, 2018 and 2017, respectively. Straight-line rent of $1,169,000 and $910,000 was recognized from the Bickford leases for the three months ended March 31, 2018 and 2017, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

Our operators report to us the results of their operations, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. In our most fundamental analyses, we will typically compute EBITDARM, a property level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as those fees are contractually subordinate to our lease payment. For operators of our EFCs, our covenants stipulate that EBITDARM reference other cash flow adjustments typical of the industry which may include but are not limited to net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, depreciation and amortization; and management fee true-ups. The eliminations and adjustments provide a comparable basis for assessing our various relationships.

EBITDARM attempts to tell a story in shorthand of the cash potential of a group of assets - for NHI this would be a senior housing community or a portfolio of communities. Social and other non-quantifiable benefits are disregarded. We rely on these, a careful balance sheet analysis, and other analytical procedures to guide us in making decisions and in managing our assets - our primary function as a REIT - from which flow the expected rewards of real estate ownership.

Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators can be counted on to have reported their results, at the latest, within ninety days of month’s end. We have identified EBITDARM as the most elemental barometer of success, based on results they have reported to us. From EBITDARM we calculate a lease coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly rental obligation. For computational purposes, we exclude development and lease-up properties that have been in operation less than 24 months; for stabilized acquisitions in the portfolio less than 24 months, we include pro forma cash rent. The results by asset type are presented below on a trailing twelve-month basis, as of December 31, 2017 and 2016 (the most recent periods available):

		2017	2016
	Number of Properties	EBITDARM/ Cash Rent	EBITDARM/ Cash Rent
Senior Housing (SHO)
Need-Driven	91	1.17x	1.23x
Discretionary	37	1.29x	1.32x
Total SHO	128	1.23x	1.27x

Skilled Nursing	71	2.52x	2.58x
Hospitals	3	2.08x	2.36x
Medical Office	2	3.85x	11.66x

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. While the coverages above can be seen as informational only, and we use the results of individual leases to inform our decision making with respect to our specific tenants, overall trends bear analysis. The decline in coverages in our need-driven SHO portfolio has been driven primarily by a softening in occupancy within particular markets. For the affected operators, as is typical of our portfolio in general, NHI has significant security deposits in place and/or corporate guarantees should actual rental shortfalls eventually materialize. Changes in the operational structure of our largest skilled nursing tenant, which has incorporated into its business model an ownership strategy entailing new debt, have affected coverage from skilled nursing. Also within the skilled nursing portfolio, our newer tenants in the mix do not cover at the same rate as NHC. Additionally, we renegotiated certain SNF leases resulting in the recognition of higher rental revenues by NHI. The decline in MOB coverage in 2017 followed the devastation of Hurricane Harvey along the Texas coast.

Presented below are lease coverages from our four largest tenants during the same periods described above. Trends discussed above for our SNFs incorporate relevant information for NHC. For Bickford, strong occupancy trends outweigh any impact deriving from stabilized development properties in 2017. Holiday undertook significant operational restructuring affecting 2017 that led to a slight downturn in its trailing twelve-month coverage; however, recent three-month results indicate a significant recovery toward previous occupancy levels. Coverage remains strong within the Senior Living portfolio, where our presentation has been revised to properly account for allocated management fees not previously included in the EBITDARM calculation.

		2017	2016
	Number of Properties	EBITDARM/ Cash Rent	EBITDARM/ Cash Rent
NHC	42	3.60x	3.64x
Senior Living	9	1.30x	1.34x
Bickford	42	1.22x	1.23x
Holiday	25	1.16x	1.19x

Investment Highlights

Since January 1, 2018, we have made or announced the following lease and note investments ($ in thousands):

	Date	Properties	Asset Class	Amount
Lease Investments
The Ensign Group	January 2018	1	SNF	$14,404
Bickford Senior Living	April 2018	5	SHO	69,750

Note Investments
Bickford Senior Living	January 2018	1	SHO	14,000
				$98,154

The Ensign Group

On January 12, 2018, NHI acquired from a developer a 121-bed skilled nursing facility in Waxahachie, Texas for a cash investment of $14,404,000 plus $1,275,000 contributed by the lessee, Ensign. The facility is included under our existing master lease with Ensign for the remaining lease term of 13 years plus renewal options. The initial lease rate is set at 8.2% subject to annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase.

With the acquisition of the Waxahachie property, NHI has a continuing commitment to purchase, from the developer, two skilled nursing facilities in Texas for $28,000,000 which are newly developed, leased to Legend, and subleased to Ensign. The fixed-price nature of the commitment creates a variable interest for NHI in the developer, whom NHI considers to lack sufficient equity to finance its operations without recourse to additional subordinated debt. The presence of these conditions causes the developer to be considered a VIE.

Bickford

In January 2018, we finalized a new loan commitment to Bickford, funding of which during the three months ended March 31, 2018, was $1,742,000 toward a maximum of $14,000,000 for the project. The agreement conveys a mortgage interest and will facilitate construction of an assisted living facility in Virginia Beach. The construction loan bears interest at 9% and conveys a purchase option to NHI, exercisable upon stabilization, as defined. Upon exercise of the purchase option, rent will be reset based on NHI's total investment, with a floor of 9.55%.

Subsequent Event

On April 30, 2018, we acquired an assisted living/memory-care portfolio comprised of five facilities totaling 320 units in Ohio and Pennsylvania. The purchase price was $69,750,000, inclusive of $500,000 in closing costs and $1,750,000 in specified capital improvements, which will be added to the lease base upon funding. We included this portfolio in a master lease with Bickford which provides for a lease rate of 6.85%, with annual fixed escalators over a term of 15 years plus renewal options, subject to a fair market value rent reset feature available to NHI between years three and five. We accounted for the acquisition as an asset purchase.

Potential Effects of Medicare Reimbursement

Our SNF operators receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. The Centers for Medicare and Medicaid Services (“CMS”) released a rule outlining a 1% increase in their Medicare reimbursement for fiscal year 2018 beginning on October 1, 2017. We currently estimate that our borrowers and lessees will be able to withstand this nominal Medicare increase due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to SNFs. Any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Other Portfolio Activity

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the three months ended March 31, 2018, we did not have any renewing or expiring leases.

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

We adjust rental income for the amortization as lease inducements of payments made in the eventual settlement of commitments and contingencies. Current outstanding commitments and contingencies are listed later in Item 2 under our discussion of liquidity and capital resources. Amortization of these payments against revenues was $63,000 and $10,000 for the three months ended March 31, 2018 and 2017, respectively.

Tenant Non-Compliance

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving coverage and liquidity ratios. Lease revenues from the tenant and its affiliates comprise less than 4% of our rental income, and the related straight-line rent receivable was approximately $3,773,000 at March 31, 2018. Through March 31, 2018, the tenant is current on its lease payments to NHI.

We continue to work with the tenant to resolve their defaults. In the fourth quarter of 2017, we took steps to establish a more pronounced physical presence and to visit specific operational touchpoints that concentrate on the tenant’s revenue and expenditure cycles. Resulting from this work, we have identified and helped implement certain related efficiencies. The combination of monitoring and the redoubling of the operator’s efforts have helped bring about ongoing results (unaudited) that indicate some improvement in collections, operating ratios, occupancy and margins, and point the way to renewed profitability. With these developments, we are maintaining a heightened vigilance toward the performance of the portfolio. No rent concessions have been made to this tenant.

The defaults mentioned above typically give rise to considerations regarding the impairment or recoverability of the related assets, and we give additional attention to the nature of the default’s underlying causes. At this time, our assessment of likely undiscounted cash flows reveals no basis for an impairment charge on the underlying real estate.

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

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	March 31,		Period Change
	2018	2017	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$10,275	$8,464	$1,811	21.4%
ALFs leased to The LaSalle Group	1,094	192	902	NM
SNFs leased to Health Services Management	2,450	1,851	599	32.4%
SNFs leased to Ensign Group	5,103	4,550	553	12.2%
8 EFCs and 1 SLC leased to Senior Living Communities	10,090	9,685	405	4.2%
2 ALFs and 3 SNFs leased to Prestige Senior Living	1,416	1,046	370	35.4%
ILFs leased to an affiliate of Holiday Retirement	9,424	9,105	319	3.5%
ALFs leased to Navion Senior Solutions	434	125	309	NM
Other new and existing leases	23,005	22,354	651	2.9%
	63,291	57,372	5,919	10.3%
Straight-line rent adjustments, new and existing leases	5,962	5,755	207	3.6%
Total Rental Income	69,253	63,127	6,126	9.7%
Interest income from mortgage and other notes
Bickford construction loans	425	91	334	NM
Evolve Senior Living mortgage	205	—	205	NM
Other existing mortgages	2,830	2,998	(168)	(5.6)%
Total Interest Income from Mortgage and Other Notes	3,460	3,089	371	12.0%
Investment income and other	33	162	(129)	(79.6)%
Total Revenue	72,746	66,378	6,368	9.6%
Expenses:
Depreciation
ALFs leased to The LaSalle Group	406	—	406	NM
ALFs leased to Bickford Senior Living	3,107	2,871	236	8.2%
1 ALF and 1 ILF leased to Discovery Senior Living	311	82	229	NM
SNFs leased to Ensign Group	1,555	1,357	198	14.6%
Other new and existing assets	11,956	11,834	122	1.0%
Total Depreciation	17,335	16,144	1,191	7.4%
Income before investment and other gains and losses	11,614	11,661	(47)	(0.4)%
Payroll and related compensation expenses	1,799	1,859	(60)	(3.2)%
Non-cash stock-based compensation expense	1,425	1,523	(98)	(6.4)%
Other expenses	1,403	1,049	354	33.7%
	33,576	32,236	1,340	4.2%

Income before investment and other gains and losses	39,170	34,142	5,028	14.7%
Loss on convertible note retirement	(738)	—	(738)	NM
Investment and other gains	—	10,088	(10,088)	NM
Net income	38,432	44,230	(5,798)	(13.1)%

NM - not meaningful

Financial highlights of the quarter ended March 31, 2018, compared to the same quarter of 2017 were as follows:

•	Rental income increased $6,126,000, or 9.7%, primarily as a result of new investments funded in 2017 and during the first quarter of 2018.

•
The increase in rental income included a $207,000 increase in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•	Interest income from mortgage and other notes increased $371,000, primarily due to interest income received on loans to Bickford Senior Living and Evolve Senior Living.

•	Depreciation expense increased $1,191,000 primarily due to new real estate investments completed during 2017.

•	Investment and other gains for the quarter ended March 31, 2017 includes $10,038,000 from the sale of marketable securities arising from the final liquidation of our position in LTC common stock.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Three Months Ended March 31,		One Year Change
	2018	2017	$	%
Cash and cash equivalents at beginning of period	$3,063	$4,832	$(1,769)	(36.6)%
Net cash provided by operating activities	48,508	48,675	(167)	(0.3)%
Net cash used in investing activities	(19,586)	(120,444)	100,858	(83.7)%
Net cash (used in) provided by financing activities	(28,755)	72,622	(101,377)	(139.6)%
Cash and cash equivalents at end of period	$3,230	$5,685	$(2,455)	(43.2)%

Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2018 was impacted by the growth of lease payment collections resulting from escalators on existing leases and new real estate investments since March 2017. The resulting quarter-over-quarter increase in cash was absorbed by our funding of lease and loan incentives in connection with the Bickford development program.

Investing Activities – Net cash used in investing activities for the three months ended March 31, 2018 was comprised primarily of $22,121,000 of investments in real estate and notes, and was partially offset by the collection of principal on mortgage and other notes receivable. Compared to the quarter ended March 31, 2017, real estate investments in 2018 reflect a lower volume of transactions. As discussed in the investment highlights section, above, we closed an acquisition for $69,750,000 in April 2018.

Financing Activities – The change in net cash related to financing activities for the three months ended March 31, 2018 compared to the same period in 2017 is primarily the result of (1) dividends paid to stockholders which increased $3,593,000 over the same period in 2017, and (2) $29,958,000 used to complete a targeted repurchase of a portion of our outstanding convertible notes. We were active in our ATM program, raising proceeds of $79,797,000 during the quarter ended March 31, 2017. In the comparable period in 2018, we did not make similar sales of common shares into the market.

Liquidity

At March 31, 2018, our liquidity was strong, with $291,230,000 available in cash and borrowing capacity on our revolving credit facility.

Our ATM program, discussed below, represents an additional source of liquidity. Traditionally, debt financing and operating and financing cash flows derived from proceeds of lease and mortgage collections, loan payoffs and the recovery of previous write-downs, have been used to satisfy our operational and investing needs and to provide a return to our shareholders. Those operational and investing needs reflect the resources necessary to maintain and cultivate our funding sources and have generally fallen into three categories: debt service, REIT operating expenses, and new real estate investments.

In August 2017, we amended our unsecured $800,000,000 credit facility, scheduled to mature in August 2020, consolidated our three bank term loans into a single $250,000,000 term loan and extended the maturity of the term loan and $550,000,000 revolving credit facility to August 2022. The amended facility calls for floating interest on the term loan and revolver to be initially set at 30-day LIBOR plus 130 and 115 bps, respectively, based on current leverage metrics. Additional significant amendments to the facility include the refinement of the collateral pool, imposition of a 0% floor LIBOR base, movement from the payment of unused commitment fees to a facility fee of 20 basis points and the composition of creditors participating in our loan syndication. The employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility exposed to interest rate risk through April 2019, when our $40,000,000 swap expires. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

Concurrent with the amendments to our credit facility and with the exception of specific debt-coverage ratios, covenants pertaining to our private placement term loans were generally conformed with those governing the credit facility. We generally accounted for these transactions and related fees as modifications of the debt. We plan to term out a portion of our revolving credit facility by borrowings of bank or private placement debt or the public issuance of unsecured bonds.

At March 31, 2018, we had $288,000,000 available to draw on the revolving portion of the credit facility. The facility fee is 20 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Depending on the strength of the equity markets, we expect that borrowings on our revolving credit facility and our ATM program will allow us to continue to make real estate investments during 2018. However, we anticipate that our historically low cost of debt capital will rise in the near to mid-term, as the federal government continues its upward transitioning of the Federal funds rate. In response to the changed interest-rate environment, we may find it advisable within the coming year to acquire a public credit rating as a means of managing our interest costs.

If we become active in our ATM program in 2018, we intend to use the proceeds for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. Offerings under the ATM offerings are made pursuant to a prospectus dated February 22, 2017, which constitutes a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission.

During the three months ended March 31, 2018, we undertook targeted open-market repurchases of certain of our convertible notes having a face amount of $147,575,000 at December 31, 2017. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. The balance of notes repurchased and retired during the three months ended March 31, 2018, net of unamortized original issue discount and associated issuance costs, was $26,821,000, resulting in the recognition of losses on the note retirements for the three months ended March 31, 2018, of $738,000, calculated as the excess of cash paid over the carrying value of that portion of the notes accounted for as debt. For the retirement of that portion of the outlay allocated to the fair value of the conversion feature, $2,427,000 was charged to additional paid-in capital during the three months ended March 31, 2018.

We may continue from time to time seek to retire or purchase some of our outstanding convertible notes through cash open market purchases, privately-negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

If we modify or replace existing debt, we would incur debt issuance costs. These fees would be subject to amortization over the term of the new debt instrument and may result in the write-off of fees associated with debt which has been replaced or modified. Sustaining long-term dividend growth will require that we consider all forms of capital mentioned above, with the goal of maintaining a low-leverage balance sheet as mitigation against potential adverse changes in the business of our industry, tenants and borrowers.

We completed the liquidation of LTC Properties, Inc. (“LTC”) common stock begun in 2015 in the first quarter of 2017 with the sale of our remaining 250,000 shares, realizing net proceeds of $11,718,000 from these sales. A taxable gain of approximately $10,038,000 resulted from the 2017 sales and was adequately offset by depreciation and other deductions in the calculation of our REIT taxable income, making these proceeds available for deployment. Total proceeds of $18,182,000 from marketable securities included settlements occurring in the three months ended March 31, 2017, of $6,464,000 that resulted from sales in December 2016.

Interest Rate Swap Agreements

As of March 31, 2018, we employ the following interest rate swap contracts to hedge against fluctuations in variable interest rates applicable to the $250,000,000 term loan (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$266
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$459
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$607

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative has been reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness have been recognized in earnings. Hedge ineffectiveness related to our cash flow hedges, which is reported in current period earnings as interest expense, was not significant for the three months ended March 31, 2018 and 2017. With the amendment of our bank credit facility in August 2017, discussed above, the introduction to the debt instrument of a LIBOR floor not present in the hedges resulted in hedge inefficiency of approximately $353,000 arising in the second half of 2017, which we credited to interest expense.

On January 1, 2018 we adopted ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, as discussed in the Notes to the Condensed Consolidated Financial Statements. The transition method is a modified retrospective approach that required the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of 2018. The primary provision in the ASU requiring an adjustment to our beginning retained earnings is the change in timing and income statement line item for ineffectiveness related to cash flow hedges. Upon adoption of the ASU, a better alignment of the Company’s financial reporting for hedging activities with the economic objectives of those activities should result.

We intend to comply with REIT dividend requirements that we distribute at least 90% of our annual taxable income for the years ending December 2018 and thereafter. Dividends declared for the fourth quarter of each fiscal year are paid by the end of the following January and are, with some exceptions, treated for tax purposes as having been paid in the fiscal year just ended as provided in IRS Code Sec. 857(b)(8). We declare special dividends when we compute our REIT taxable income in an amount that exceeds our regular dividends for the fiscal year.

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. As described in Note 1 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at March 31, 2018, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in in Notes 1, 2, 3 and 6 to the consolidated financial statements.

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

As of March 31, 2018, the face amount of our 3.25% senior unsecured convertible notes was $120,000,000. As adjusted for terms of the indenture, the Notes are convertible at a rate of 14.28 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $70.01 per share for a total of 1,714,100 remaining underlying shares. As of March 31, 2018, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, was exceeded by its face amount. For the three months ended March 31, 2018, the effect of the conversion option on our per-share earnings calculations is also anti-dilutive, since the conversion price exceeded our average stock price. If NHI’s current share price increases above the adjusted $70.01 conversion price, dilution will be attributable to the conversion feature.

The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for the remaining notes outstanding of $120,000,000 at March 31, 2018, results in the face value of the bonds exceeding the conversion amount, whereas the use of another price point could give a different result.

The conversion feature is generally available to the noteholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price, or $91.04 per share at March 31, 2018, down from $93.55 per share, initially. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at par and then are recognized in income to the extent the portion allocated to the debt instrument differs from par value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations and Contingent Liabilities

For our contractual obligations as of December 31, 2017, see our Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2017.

Commitments and Contingencies

The following tables summarize information as of March 31, 2018 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(54,939,000)	$5,061,000
Bickford Senior Living	SHO	Construction	42,000,000	(20,168,000)	21,832,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(729,000)	14,271,000
			$117,000,000	$(75,836,000)	$41,164,000

See Note 3 for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2018. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2018.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
Legend/The Ensign Group	SNF	Purchase	$56,000,000	$(28,000,000)	$28,000,000
East Lake/Watermark Retirement	SHO	Renovation	10,000,000	(5,900,000)	4,100,000
Santé Partners	SHO	Renovation	3,500,000	(2,621,000)	879,000
Bickford Senior Living	SHO	Renovation	2,400,000	(1,647,000)	753,000
East Lake Capital Management	SHO	Renovation	400,000	—	400,000
Senior Living Communities	SHO	Renovation	6,830,000	(1,424,000)	5,406,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
Woodland Village	SHO	Renovation	7,450,000	(1,709,000)	5,741,000
Chancellor Health Care	SHO	Construction	650,000	(62,000)	588,000
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$88,380,000	$(41,363,000)	$47,017,000

As discussed in Note 2, we remain obligated to purchase, from a developer, two new skilled nursing facilities in Texas for $28,000,000 which are leased to Legend and subleased to Ensign.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(3,250,000)	$6,750,000
Bickford Senior Living	SHO	Incentive Draws	6,000,000	(250,000)	$5,750,000
East Lake Capital Management	SHO	Lease Inducement	8,000,000	—	8,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$34,850,000	$(3,500,000)	$31,350,000

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

For a discussion of incentive loan draws available to Bickford related to borrowings for the development of its properties in Illinois and Michigan, see Note 3.

In connection with our July 2015 lease to East Lake of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics. The inducements have been assessed as not probable of payment, and we have not recorded them on our balance sheets as of March 31, 2018. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our consolidated balance sheets within accounts payable and accrued expenses.

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

Funds From Operations - FFO

Our FFO per diluted common share for the three months ended March 31, 2018 decreased $0.16 (10.7%) over the same period in 2017. FFO decreased primarily as the result of $10,038,000 of gains recognized on the sale of marketable securities during the quarter ended March 31, 2017. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the three months ended March 31, 2018 increased $0.10 (8.0%) over the same period in 2017. Normalized FFO increased primarily as the result of our new real estate investments since March 2017. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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
Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the three months ended March 31, 2018 increased $0.09 (8.0%) over the same period in 2017 due primarily to the impact of real estate investments completed since March 2017. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the three months ended March 31, 2018 increased $5,382,000 (11.5%) over the same period in 2017, due primarily to the impact of real estate investments completed since March 2017. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net income	$38,432	$44,230
Elimination of certain non-cash items in net income:
Depreciation	17,335	16,144
Net gain on sale of real estate	—	(50)
NAREIT FFO	55,767	60,324
Gain on sale of marketable securities	—	(10,038)
Loss on convertible note retirement	738	—
Recognition of unamortized note receivable commitment fees	(515)	—
Normalized FFO	55,990	50,286
Straight-line lease revenue, net	(5,962)	(5,755)
Amortization of lease incentives	63	10
Amortization of original issue discount	221	293
Amortization of debt issuance costs	614	612
Normalized AFFO	50,926	45,446
Non-cash stock-based compensation	1,425	1,523
Normalized FAD	$52,351	$46,969

BASIC
Weighted average common shares outstanding	41,532,154	39,953,804
NAREIT FFO per common share	$1.34	$1.51
Normalized FFO per common share	$1.35	$1.26
Normalized AFFO per common share	$1.23	$1.14

DILUTED
Weighted average common shares outstanding	41,576,876	40,108,762
NAREIT FFO per common share	$1.34	$1.50
Normalized FFO per common share	$1.35	$1.25
Normalized AFFO per common share	$1.22	$1.13

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2018	2017
Net income	$38,432	$44,230
Interest expense	11,614	11,661
Franchise, excise and other taxes	346	267
Depreciation	17,335	16,144
Net gain on sales of real estate	—	(50)
Gain on sale of marketable securities	—	(10,038)
Loss on convertible note retirement	738	—
Recognition of unamortized note receivable commitment fees	(515)	—
Adjusted EBITDA	$67,950	$62,214

Interest expense at contractual rates	$10,527	$10,033
Principal payments	285	196
Fixed Charges	$10,812	$10,229

Fixed Charge Coverage	6.3x	6.1x

For all periods presented, EBITDA has been adjusted to reflect GAAP interest expense, which excludes amounts capitalized during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2018, we were exposed to market risks related to fluctuations in interest rates on approximately $262,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($288,000,000 at March 31, 2018) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2018, net interest expense would increase or decrease annually by approximately $1,310,000 or $0.03 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	March 31, 2018			December 31, 2017
	Balance[1]	% of total	Rate[4]	Balance[1]	% of total	Rate[4]
Fixed rate:
Convertible senior notes	$120,000	10.3%	3.25%	$147,575	12.7%	3.25%
Unsecured term loans[2]	650,000	55.4%	3.83%	650,000	56.0%	3.83%
HUD mortgage loans[3]	44,844	3.8%	4.04%	45,047	3.9%	4.04%
Fannie Mae loans[4]	96,285	8.2%	3.94%	96,367	8.3%	3.94%

Variable rate:
Unsecured revolving credit facility	262,000	22.3%	2.96%	221,000	19.1%	2.96%
	$1,173,129	100.0%	3.60%	$1,159,989	100.0%	3.61%

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of March 31, 2018 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$383,507	$394,581	$372,793
Convertible senior notes	120,000	124,287	126,097	122,504
Fannie Mae loans	96,285	90,184	92,982	87,479
HUD mortgage loans	44,844	44,722	47,865	41,863

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At March 31, 2018, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $142,962,000. A 50 basis point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2,835,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $2,916,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2018.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2018, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, except for the addition of the risk factor that is stated as follows:

Legislative, regulatory, or administrative changes could adversely affect us or our security holders.

The tax laws or regulations governing REITs or the administrative interpretations thereof may be amended at any time. We cannot predict if or when any new or amended law, regulation, or administrative interpretation will be adopted, promulgated, or become effective, and any such change may apply retroactively. We and our security holders may be adversely affected by any new or amended law, regulation, or administrative interpretation.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules related to the taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the Tax Cuts and Jobs Act eliminates and restricts various deductions and limits the ability to utilize net operating losses. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our security holders and may indirectly affect us.

Prospective investors are urged to consult with their tax advisors with respect to the status of the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our securities.

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

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	May 7, 2018	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer,

Date:	May 7, 2018	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)