Form 10-Q
period 2018-06-30
NATIONAL HEALTH INVESTORS INC
filed 2018-08-07
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 42,174,948 shares of common stock outstanding of the registrant as of August 3, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets:
Real estate properties:
Land	$200,197	$191,623
Buildings and improvements	2,598,660	2,471,602
Construction in progress	5,093	2,678
	2,803,950	2,665,903
Less accumulated depreciation	(415,332)	(380,202)
Real estate properties, net	2,388,618	2,285,701
Mortgage and other notes receivable, net	149,676	141,486
Cash and cash equivalents	3,045	3,063
Straight-line rent receivable	108,771	97,359
Other assets	23,126	18,212
Total Assets	$2,673,236	$2,545,821

Liabilities and Equity:
Debt	$1,225,720	$1,145,497
Accounts payable and accrued expenses	16,814	16,302
Dividends payable	42,172	39,456
Lease deposit liabilities	21,325	21,275
Deferred income	5,833	1,174
Total Liabilities	1,311,864	1,223,704

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
42,171,866 and 41,532,154 shares issued and outstanding	422	415
Capital in excess of par value	1,333,874	1,289,919
Cumulative net income in excess of dividends	24,938	32,605
Accumulated other comprehensive income (loss)	2,138	(822)
Total Stockholders' Equity	1,361,372	1,322,117
Total Liabilities and Equity	$2,673,236	$2,545,821

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2017 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues:
Rental income	$69,869	$65,725	$139,122	$128,853
Interest income	3,087	4,101	6,580	7,352
	72,956	69,826	145,702	136,205
Expenses:
Depreciation	17,794	16,819	35,129	32,963
Interest, including amortization of debt discount and issuance costs	12,220	11,732	23,834	23,393
Legal	223	146	334	202
Franchise, excise and other taxes	266	267	612	534
General and administrative	2,765	2,521	6,935	6,630
Loan and realty losses	1,849	—	1,849	—
	35,117	31,485	68,693	63,722

Income before investment and other gains and losses	37,839	38,341	77,009	72,483
Investment and other gains	—	—	—	10,088
Loss on convertible note retirement	—	(96)	(738)	(96)
Net income	$37,839	$38,245	$76,271	$82,475

Weighted average common shares outstanding:
Basic	41,704,819	40,982,244	41,618,487	40,468,024
Diluted	41,786,829	41,245,173	41,681,854	40,679,345

Earnings per common share:
Net income per common share - basic	$.91	$.93	$1.83	$2.04
Net income per common share - diluted	$.91	$.93	$1.83	$2.03

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Net income	$37,839	$38,245	$76,271	$82,475
Other comprehensive income (loss):
Change in unrealized gains on securities	—	—	—	(26)
Reclassification for amounts recognized in investment and other gains	—	—	—	(10,038)
Increase (decrease) in fair value of cash flow hedges	727	(690)	2,373	(225)
Reclassification for amounts recognized as interest expense	76	645	352	1,434
Total other comprehensive income (loss)	803	(45)	2,725	(8,855)
Comprehensive income	$38,642	$38,200	$78,996	$73,620

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income	$76,271	$82,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,129	32,963
Amortization of issue costs, debt discounts and prepaid expenses	2,100	2,479
Amortization of commitment fees and note receivable discounts	(589)	(349)
Amortization of lease incentives	132	20
Straight-line rental income	(11,797)	(12,005)
Non-cash interest income on construction loans	(943)	(470)
Gain on sale of real estate	—	(50)
Loss on convertible note retirement	738	96
Gain on sale of marketable securities	—	(10,038)
Loan and realty losses	1,849	—
Non-cash stock-based compensation	1,794	1,865
Change in operating assets and liabilities:
Other assets	(5,759)	(2,321)
Accounts payable, accrued expenses and other liabilities	2,900	283
Net cash provided by operating activities	101,825	94,948

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(9,845)	(30,950)
Collections of mortgage and other notes receivable	2,775	24,155
Investments in real estate	(129,558)	(128,411)
Investments in real estate development	—	(8,446)
Investments in renovations of existing real estate	(4,269)	(2,891)
Proceeds from disposition of real estate properties	—	450
Proceeds from sale of marketable securities	—	18,182
Net cash used in investing activities	(140,897)	(127,911)

Cash flows from financing activities:
Proceeds from revolving credit facilities	179,000	153,000
Payments on revolving credit facilities	(73,000)	(123,000)
Payments on term loans	(568)	(394)
Debt issuance costs	—	(4)
Taxes remitted on employee stock awards	(325)	(360)
Proceeds from issuance of common shares	44,920	79,772
Convertible note redemption	(29,985)	(2,762)
Dividends paid to stockholders	(80,988)	(74,651)
Net cash provided by financing activities	39,054	31,601

Decrease in cash and cash equivalents	(18)	(1,362)
Cash and cash equivalents, beginning of period	3,063	4,832
Cash and cash equivalents, end of period	$3,045	$3,470

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$22,403	$21,667
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to investments in real estate construction	$273	$598
Tenant investment in leased asset	$3,775	$1,250

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	41,532,154	$415	$1,289,919	$32,605	$(822)	$1,322,117
Cumulative effect of change in accounting principle	—	—	—	(235)	235	—
Total comprehensive income	—	—	—	76,271	2,725	78,996
Equity component in redemption of convertible notes	—	—	(2,427)	—	—	(2,427)
Issuance of common stock, net	628,403	7	44,913	—	—	44,920
Taxes paid on employee stock awards	—	—	(325)	—	—	(325)
Shares issued on stock options exercised	11,309	—	—	—	—	—
Non-cash stock-based compensation	—	—	1,794	—	—	1,794
Dividends declared, $2.00 per common share	—	—	—	(83,703)	—	(83,703)
Balances at June 30, 2018	42,171,866	$422	$1,333,874	$24,938	$2,138	$1,361,372

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

We apply Financial Accounting Standards Board (“FASB”) guidance for our arrangements with VIEs which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. In accordance with FASB guidance, management must evaluate each of the Company’s contractual relationships which creates a variable interest in other entities. If the Company has a variable interest and the entity is a VIE, then management must determine whether the Company is the primary beneficiary of the VIE. If it is determined that the Company is the primary beneficiary, NHI would consolidate the VIE. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.

At June 30, 2018, we held an interest in eight unconsolidated VIEs, and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$39,492,000	$58,503,000	Notes 2, 3
2014	Senior Living Communities	Notes and straight-line receivable	$40,573,000	$54,742,000	Notes 2, 3
2014	Life Care Services affiliate	Notes receivable	$56,226,000	$59,763,000	Note 3
2015	Affiliates of East Lake	Straight-line receivable	$3,877,000	$3,877,000	Note 2
2016	Senior Living Management	Notes and straight-line receivable	$26,425,000	$26,425,000	Note 3
2017	Navion Senior Solutions	Straight-line receivable	$454,000	$454,000	—
2017	Evolve Senior Living	Note receivable	$9,918,000	$9,918,000	—
2018	Comfort Care Senior Living	Straight-line receivable	$6,000	$6,000	Note 2
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

NOTE 2. REAL ESTATE

As of June 30, 2018, we owned 219 health care real estate properties located in 33 states and consisting of 143 senior housing communities (“SHO”), 71 skilled nursing facilities (“SNF”), 3 hospitals and 2 medical office buildings. Our senior housing communities include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $2,471,000) consisted of properties with an original cost of approximately $2,801,479,000 rented under triple-net leases to 29 lessees.

We acquired the following real estate properties during the six months ended June 30, 2018 (in thousands):

Operator	Date	Properties	Asset Class	Amount
The Ensign Group	January/May 2018	3	SNF	43,404
Bickford Senior Living	April 2018	5	SHO	69,750
Comfort Care Senior Living	May 2018	2	SHO	17,140
				$130,294

Ensign

On January 12, 2018, NHI acquired from a developer a 121-bed skilled nursing facility in Waxahachie, Texas for a cash investment of $14,404,000, and on May 9, 2018, we acquired from another developer two 132-bed skilled nursing facilities in Garland and Fort Worth, Texas for a cash investment totaling $29,000,000. Additional consideration of $1,275,000 for the Waxahachie property and $1,250,000 for each of Garland and Ft. Worth were contributed by the lessee, The Ensign Group (“Ensign”). We have capitalized the tenant contributions as a component of the cost of the facilities and have recorded the contributions as deferred revenue, which we are amortizing to revenue over the term of the master lease to which these properties have now been added. The remaining term of the master lease extends through April 2031, plus renewal options. The blended initial lease rate is set at 8.1%, subject to annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase and fulfills our commitment to acquire and lease to Ensign four skilled nursing facilities in New Braunfels, Waxahachie, Garland and Fort Worth, Texas.

Comfort Care

On May 31, 2018, NHI acquired two assisted living facilities comprising a total of 106 units in Bridgeport and Saginaw, Michigan for a cash investment of $17,140,000, inclusive of $100,000 in closing costs. We leased the facilities to affiliates of Comfort Care Senior Living (“Comfort Care”) at an initial lease rate of 7.25% with annual escalators adjusted for prevailing inflation rates, subject to a floor and ceiling of 2% and 3%, respectively. The lease provides for an initial six-month lease cash escrow. With the acquisition, NHI also obtained fair value-based purchase options for two newly constructed facilities operated by Comfort Care, with the purchase option windows to open upon stabilization. The acquisition was accounted for as an asset purchase.

Our relationship to Comfort Care consists of our leasehold interests and purchase options and is considered a variable interest, analogous to a financing arrangement. Comfort Care is structured to limit liability for potential damage claims, is capitalized for that purpose and is considered a VIE within the definition set forth in Note 1.

Affiliates of East Lake Capital Management

In documents we have previously filed with and furnished to the SEC, we have used the shorthand “East Lake” to refer to the East Lake Capital Management affiliated entities for whom we act as landlord. These entities consist of EL FW Intermediary I, LLC (for the Freshwater/Watermark continuing care retirement communities) and SH Regency Leasing, LLC (for the three assisted living facilities in Tennessee, Indiana and North Carolina referred to as “Regency”).

Our relationship with the affiliates of East Lake Capital Management (“Affiliates”) consists of our leasehold interests and is considered a variable interest, analogous to a financing arrangement. The Affiliates are structured to limit liability for potential damage claims, are capitalized for that purpose and are considered VIEs within the definition set forth in Note 1. See Note 6 for a discussion of the complaint filed by East Lake against NHI and the status of our lease with the affiliated entities.

Major Tenants

Bickford

On April 30, 2018, we acquired an assisted living/memory-care portfolio in Ohio and Pennsylvania totaling 320 units and comprised of five facilities, one of which is subject to a ground lease with remaining term, including extensions, of 50 years. The purchase price was $69,750,000, inclusive of $500,000 in closing costs and a $1,750,000 commitment for specified capital improvements, which will be added to the lease base upon funding. This portfolio is in a separate master lease with Bickford Senior Living (“Bickford”) which provides for a lease rate of 6.85%, with annual fixed escalators over a term of 15 years plus renewal options, subject to a fair market value rent reset feature available to NHI between years three and five. We accounted for the acquisition as an asset purchase.

As of June 30, 2018, our Bickford portfolio consists of leases with lease expiration dates as follows (in thousands):

	Lease Expiration
	Sep/Oct 2019	June 2023	Sept 2027	May 2031	Apr 2033	Total
Number of Properties	10	13	4	20	5	52
2018 Contractual Rent	$9,264	$11,133	$1,515	$19,970	$3,105	$44,987
Straight Line Rent Adjustment	(617)	588	221	3,813	607	4,612
Total Revenues	$8,647	$11,721	$1,736	$23,783	$3,712	$49,599

Of our total revenues, $12,411,000 (17%) and $9,899,000 (14%) were recognized as rental income from Bickford for the three months ended June 30, 2018 and 2017, including $1,203,000 and $907,000 in straight-line rent income, respectively. Of our total revenues, $23,856,000 (16%) and $19,273,000 (14%) were recognized as rental income from Bickford for the six months ended June 30, 2018 and 2017, including $2,372,000 and $1,816,000 in straight-line rent income, respectively.

Senior Living

As of June 30, 2018, we leased nine retirement communities totaling 1,970 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 4% effective January 1, 2018 and 3% thereafter.

Of our total revenues, $11,457,000 (16%) and $11,431,000 (16%) in rental income were derived from Senior Living for the three months ended June 30, 2018 and 2017, respectively, including $1,359,000 and $1,746,000 in straight-line rent income. Of our total revenues, $22,905,000 (16%) and $22,862,000 (17%) in rental income were derived from Senior Living for the six months ended June 30, 2018 and 2017, respectively, including $2,717,000 and $3,492,000 in straight-line rent income.

Holiday

As of June 30, 2018, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The 17-year master lease, which began in December 2013, currently provides for a minimum annual escalator of 3.5% through the end of the lease term.

Of our total revenues, $10,954,000 (15%) and $10,954,000 (16%) were derived from Holiday for the three months ended June 30, 2018 and 2017, including $1,530,000 and $1,849,000 in straight-line rent income, respectively. Of our total revenues, $21,908,000 (15%) and $21,908,000 (16%) were derived from Holiday for the six months ended June 30, 2018 and 2017, including $3,061,000 and $3,698,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager.

NHC

As of June 30, 2018, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Current year	$853	$782	$1,706	$1,563
Prior year final certification[1]	—	—	285	194
Total percentage rent income	$853	$782	$1,991	$1,757
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.

Of our total revenues, $9,389,000 (13%) and $9,318,000 (13%) were derived from NHC for the three months ended June 30, 2018 and 2017, respectively. Of our total revenues, $19,064,000 (13%) and $18,831,000 (14%) were derived from NHC for the six months ended June 30, 2018 and 2017, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of June 30, 2018, NHC owned 1,630,462 shares of our common stock.

Tenant Transition

During the three months ended June 30, 2018, we identified a single-property lease as non-performing. In accordance with our revenue recognition policies, we will recognize future rental income from the lease in the period in which cash is received, approximately $150,000 of which is in arrears at June 30, 2018. Additionally, we determined to transition the lease to a new tenant. As a consequence of this determination, we judged the related straight-line receivable to be uncollectible, and, accordingly, we wrote off the balance of $1,436,000 pertaining to the original tenant.

Tenant Non-Compliance

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving mandated lease coverage ratios and working capital. Lease revenues from the tenant and its affiliates comprise less than 4% of our rental income, and the related straight-line rent receivable was approximately $4,059,000 at June 30, 2018. The tenant has maintained its status as current on all rent payments to NHI, and we have made no rent concessions.

Further, we have determined that another of our tenants is in material non-compliance with provisions of our lease regarding mandated coverage ratios and working capital. Lease revenues from the tenant comprise less than 2% of our rental income, and the related straight-line rent receivable was approximately $1,200,000 at June 30, 2018. Through June 30, 2018, the tenant has continued to be current on its rent payments to NHI, and we have made no rent concessions.

The defaults mentioned above typically give rise to considerations regarding the impairment or recoverability of the related assets, and we give additional attention to the nature of the defaults’ underlying causes. As of June 30, 2018, consequently, our assessment of likely undiscounted cash flows, calculated at the lowest level for which identifiable asset-specific cash flows are largely independent, reveals no impairment on the underlying real estate for either of the non-compliant operations discussed above.

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At June 30, 2018, we had net investments in mortgage notes receivable with a carrying value of $106,817,000, secured by real estate and UCC liens on the personal property of 10 facilities, and other notes receivable with a carrying value of $42,859,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at June 30, 2018 or December 31, 2017. Revenue of $3,056,000 and $6,516,000 from mortgage and other notes receivable reported for the three and six months ended June 30, 2018, respectively, is included as Interest income in our Condensed Consolidated Statements of Income.

Bickford

At June 30, 2018, our construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(13,047,000)	Illinois
January 2017	9%	5 years	14,000,000	(8,107,000)	Michigan
January 2018	9%	5 years	14,000,000	(1,834,000)	Virginia
			$42,000,000	$(22,988,000)

The promissory notes are secured by first mortgage liens on substantially all real and personal property as well as a pledge of any and all leases or agreements which may grant a right of use to the subject property. Usual and customary covenants extend to the agreements, including the borrower’s obligation for payment of insurance and taxes. NHI has a purchase option on the properties at stabilization, whereby the lease rate will be set with a floor of 9.55%, based on NHI’s total investment, plus fixed annual escalators. On these and future loan development projects, Bickford as the borrower is entitled to up to $2,000,000 per project in incentive loan draws based upon the achievement of predetermined operational milestones, the funding of which will increase the principal amount, NHI's future purchase price under option and, upon exercise, eventual lease payment to NHI.

Our loans to Bickford represent a variable interest as do our leases, which are considered analogous to financing arrangements. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1.

Timber Ridge

In February 2015, we entered into an agreement to lend up to $154,500,000 to LCS-Westminster Partnership III LLP (“LCS-WP”), an affiliate of Life Care Services (“LCS”). The loan agreement conveys a mortgage interest and facilitated the construction of Phase II of Timber Ridge at Talus (“Timber Ridge”), a Type-A Continuing Care Retirement Community in Issaquah, WA managed by LCS. Our loan to LCS-WP represents a variable interest. As an affiliate of a larger company, LCS-WP is structured to limit liability for potential damage claims, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1.

The loan took the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $56,463,000 of Note A as of June 30, 2018. Note A is interest-only and is locked to prepayment for three years. After year three in February 2018, the prepayment penalty starts at 5% and declines 1% per year. Note B was a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully drawn during 2016. We began receiving repayment with new resident entrance fees upon the opening of Phase II during the fourth quarter of 2016. The balance remaining on Note B at December 31, 2017, of $1,953,000 was repaid during the first quarter of 2018, resulting in the recognition of interest income of $515,000 in unamortized commitment fees.

NHI has an option to purchase the entire Timber Ridge property for the greater of fair market value or $115,000,000 during a window of 120 days that is set to open in February 2019.

Senior Living Communities

In connection with the acquisition in December 2014 of properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $831,000 at June 30, 2018, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 2.85% at June 30, 2018, plus 6%.

NHI has two mezzanine loans totaling $14,000,000 to affiliates of Senior Living, whose purpose was to partially fund construction of a 186-unit senior living campus on Daniel Island in South Carolina, which opened in April 2018. The loans bear interest payable monthly at a 10% annual rate and mature in March 2021. The lending arrangement provides NHI with a purchase option at fair value on the campus upon its meeting certain operational metrics. The community opened in the first quarter of 2018. The option is to remain open during the term of the loans, plus any extensions.

Our loans to Senior Living and its subsidiaries represent a variable interest as does our lease, which is considered to be analogous to a financing arrangement. Senior Living is structured to limit liability for potential damage claims, is appropriately capitalized for that purpose and is considered a VIE within the definition set forth in Note 1.

Other Loan Activity

During the quarter ended June 30, 2018, we took a direct write-off of $413,000 (included in loan and realty losses) on a non-mortgage receivable with remaining balance of $400,000, secured by personal guarantees.

NOTE 4. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable and other assets	$9,709	$5,187
Regulatory escrows	8,208	8,208
Reserves for replacement, insurance and tax escrows	5,209	4,817
	$23,126	$18,212

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Convertible senior notes - unsecured (net of discount of $1,771 and $2,637)	$118,229	$144,938
Revolving credit facility - unsecured	327,000	221,000
Bank term loan - unsecured	250,000	250,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,361 and $1,402)	43,279	43,645
Fannie Mae term loans - secured, non-recourse	96,206	96,367
Unamortized loan costs	(8,994)	(10,453)
	$1,225,720	$1,145,497

Aggregate principal maturities of debt as of June 30, 2018 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended June 30,
2018	$1,166
2019	1,207
2020	1,256
2021	121,303
2022	703,353
Thereafter	409,561
1,237,846
Less: discount	(3,132)
Less: unamortized loan costs	(8,994)
$1,225,720

Our unsecured $800,000,000 credit facility provides for a $250,000,000 term loan and a $550,000,000 revolving credit facility with a due date of August 2022. The facility calls for floating interest on the term loan and revolver to be initially set at 30-day LIBOR plus 130 and 115 bps, respectively, based on current leverage metrics. Additional features include a 0% floor LIBOR base and a facility fee of 20 basis points. The employment of interest rate swaps to fix LIBOR on our bank term debt leaves only our revolving credit facility exposed to variable rate risk. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

At June 30, 2018, we had $223,000,000 available to draw on the revolving portion of our credit facility. The unsecured credit facility agreement requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

Pinnacle Bank is a participating member of our banking group. A member of NHI’s board of directors and chairman of our audit committee is also the chairman of Pinnacle Financial Partners, Inc., the holding company for Pinnacle Bank. NHI’s local banking transactions are conducted primarily through Pinnacle Bank.

The composition our private placement term loans is summarized below (in thousands):

Amount	Inception	Maturity	Fixed Rate

$125,000	January 2015	January 2023	3.99%
50,000	November 2015	November 2023	3.99%
75,000	September 2016	September 2024	3.93%
50,000	November 2015	November 2025	4.33%
100,000	January 2015	January 2027	4.51%
$400,000

In connection with our November 2017 acquisition of a facility in Tulsa, we assumed a Fannie Mae mortgage loan with remaining balance of $18,311,000. The mortgage amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, and bears interest at a nominal rate of 4.6% with a remaining balance of $18,123,000 at June 30, 2018.

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. These notes, together with the Fannie Mae debt assumed in connection with the 2017 Tulsa acquisition mentioned above, are secured by facilities having a net book value of $140,121,000 at June 30, 2018.

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

The embedded conversion options (1) do not require net cash settlement, (2) are not conventionally convertible but can be classified in stockholders’ equity under Accounting Standards Codification (“ASC”) 815-40, and (3) are considered indexed to NHI’s own stock. Therefore, the conversion feature satisfies the conditions to qualify for an exception to the derivative liability rules, and the Notes are split into debt and equity components. The carrying value of the debt component was based upon the estimated fair value at the time of issuance of a similar debt instrument without the conversion feature and was approximately $192,238,000 at issuance. The difference of $7,762,000 between the contractual principal on the debt and the value allocated to the debt component was recorded as the equity component and represented the estimated value of the conversion feature of the instrument. The excess of the contractual principal amount of the debt over the estimated fair value of the debt component, the original issue discount, is being amortized to interest expense using the effective interest method over the estimated term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs is approximately 3.9% based on our estimated non-convertible borrowing rate at the date the Notes were issued. The total cost of issuing the Notes was $6,063,000, of which $275,000 was allocated to the equity component and $5,788,000 was allocated to the debt component and subject to amortization over the estimated term of the notes.

During the six months ended June 30, 2018, we continued to make targeted open-market repurchases of certain of the convertible notes. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, is treated as settlement of equity and adjusted through our capital in excess of par account. A roll-forward of our note balances, including the effect of period amortization, net of issuance costs, is presented below:

	December 31, 2017	Cash Paid	Amortization	June 30, 2018
Face Amount	$147,575	$(27,575)	$—	$120,000
Discount	(2,637)	$458	$408	(1,771)
Issuance Costs	(1,752)	$297	$285	(1,170)
Carrying Value	$143,186			$117,059

Total expenditures of $29,985,000 include paid amounts of $27,558,000 allocated to the note retirement with the remaining expenditure of $2,427,000 allocated to capital in excess of par. A loss of $738,000 for the six months ended June 30, 2018, resulted from the excess of cash expenditures over the book value of the notes retired, net of discount and issuance costs. No notes were retired during the three months ended June 30, 2018.

As of June 30, 2018, our senior unsecured convertible notes were convertible at a rate of 14.33 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $69.79 per share for a total of 1,719,500 remaining underlying shares. For the six months ended June 30, 2018, dilution resulting from the conversion option within our convertible debt is 12,126 shares. If NHI’s current share price increases above the adjusted $69.79 conversion price, further dilution will be attributable to the conversion feature. On June 30, 2018, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $6,693,000.

Our HUD mortgage loans are secured by ten Bickford-operated properties having a net book value of $51,726,000 at June 30, 2018. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest expense on debt at contractual rates	$11,414	$10,312	$21,941	$20,345
Losses reclassified from accumulated other
comprehensive income into interest expense	76	645	352	1,434
Capitalized interest	(47)	(93)	(71)	(160)
Amortization of debt issuance costs and debt discount	777	868	1,612	1,774
Total interest expense	$12,220	$11,732	$23,834	$23,393

Interest Rate Swap Agreements

Our existing interest rate swap agreements will collectively continue through June 2020 to hedge against fluctuations in variable interest rates applicable to our $250,000,000 bank term loan. With the amendment to our credit facility in August 2017, the introduction to the bank term loan of a LIBOR floor not present in the hedges resulted in hedge inefficiency of $353,000, which we credited to interest expense in 2017. To better reflect earnings, on January 1, 2018, we adopted ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, as discussed in Note 11. Upon the adoption of the new standard, we reversed cumulative ineffectiveness, resulting in a retroactive net charge to retained earnings and a credit to accumulated other comprehensive income of $235,000 as of January 1, 2018.

During the next twelve months, approximately $787,000 of gains, which are included in accumulated other comprehensive income, are projected to be reclassified into earnings. As of June 30, 2018, we employ the following interest rate swap contracts to mitigate our interest rate risk on the $250,000,000 term loan (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$265
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$761
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$1,111

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets among other assets, and, if a liability, as a component of accrued expenses. See Note 10 for fair value disclosures about our interest rate swap agreements. Net asset/(liability) balances for our hedges included in accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets on June 30, 2018 and December 31, 2017 were $2,137,000 and $(588,000), respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we enter into a variety of commitments, typical of which are those for the funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly-acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies at June 30, 2018, according to the nature of their impact on our leasehold or loan portfolios.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(56,463,000)	$3,537,000
Bickford Senior Living	SHO	Construction	42,000,000	(22,989,000)	19,011,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(831,000)	14,169,000
			$117,000,000	$(80,283,000)	$36,717,000

See Note 3 for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2018. Funding of the commitments for construction is made monthly based on inspection of work performed.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
EL FW Intermediary I, LLC	SHO	Renovation	$8,937,000	$(8,937,000)	$—
Bickford Senior Living	SHO	Renovation	4,150,000	(1,647,000)	2,503,000
Senior Living Communities	SHO	Renovation	6,830,000	(2,185,000)	4,645,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
Woodland Village	SHO	Renovation	7,450,000	(2,750,000)	4,700,000
Chancellor Health Care	SHO	Construction	62,000	(62,000)	—
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$28,579,000	$(15,581,000)	$12,998,000

As discussed in Note 2, we have satisfied our obligation to purchase skilled nursing facilities in Texas which had been leased to Legend and subleased to Ensign. Our commitment to fund renovations for EL FW Intermediary I, LLC, originally scheduled for up to $10,000,000, has expired. Our commitment to fund up to $650,000 in construction for Chancellor has expired.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(5,250,000)	$4,750,000
Bickford Senior Living	SHO	Incentive Draws	6,000,000	(250,000)	5,750,000
SH Regency Leasing, LLC	SHO	Lease Inducement	8,000,000	—	8,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$34,850,000	$(5,500,000)	$29,350,000

Contingent lease inducement payments of $10,000,000 related to the five Bickford development properties constructed in 2016 and 2017 include a licensure incentive of $250,000 per property and a three-tiered operator incentive schedule paying up to an additional $1,750,000, based on the attainment of certain performance metrics. Upon funding, these payments are added to the lease base and amortized against rental income.

For a discussion of incentive loan draws of $6,000,000 available to Bickford related to our development loans in Illinois, Michigan and Virginia, see Note 3.

In connection with our July 2015 lease to SH Regency of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics. The inducements are assessed as not probable of payment, and we have not recorded them on our balance sheets as of June 30, 2018. Not included in the above table is a seller earnout of $750,000, which is recorded on our condensed consolidated balance sheets within accounts payable and accrued expenses.

Litigation

On June 15, 2018, East Lake Capital Management LLC and certain related entities, including SH Regency Leasing LLC (“Regency”), filed suit against NHI and NHI-REIT of Axel, LLC (Case No. DC-18-07841 in the District Court of Dallas County, Texas; 95th Judicial District) for injunctive and declaratory relief and, unspecified monetary damages including attorney’s fees. The suit seeks, among other things, to enjoin NHI from making certain references to East Lake in NHI’s public filings. NHI asserts the claims are meritless and intends to vigorously defend itself. Subsequent to the receipt of the filed action, NHI has countersued Regency for declaratory judgment, specific performance, monetary damages, and attorneys’ fees relating to Regency’s alleged defaults under a lease with NHI-REIT of Axel, for, among other things, the failure to provide required financial information under the lease. During the pendency of this litigation, NHI in its public filings will endeavor to refer to tenant-specific names, namely “EL FW Intermediary I, LLC” (for the Watermark continuing care retirement communities) and “SH Regency Leasing, LLC” (for the three Regency assisted living facilities). Management believes that the eventual resolution of this controversy will have no material adverse effect on the Company.

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

NOTE 7. INVESTMENT AND OTHER GAINS

The following table summarizes our investment and other gains (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gain on sale of real estate	$—	$—	$—	$50
Gain on sales of marketable securities	—	—	—	10,038
	$—	$—	$—	$10,088

In January and February 2017, we recognized gains of $10,038,000 on sales totaling $11,718,000 of marketable securities with a carrying value $11,745,000 and an adjusted cost of $1,680,000 at December 31, 2016. Total proceeds of $18,182,000 from sales of marketable securities for 2017 included settlements occurring in 2017 of $6,464,000 that resulted from sales in December 2016.

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

In May 2012, our stockholders approved the 2012 Stock Incentive Plan (“the 2012 Plan”) pursuant to which 1,500,000 shares of our common stock were made available to grant as stock-based payments to employees, officers, directors or consultants. Through a vote of our shareholders on May 7, 2015, we increased the maximum number of shares under the plan from 1,500,000 shares to 3,000,000 shares; increased the automatic annual grant to non-employee directors from 15,000 shares to 20,000 shares; and limited the Company’s ability to re-issue shares under the Plan. Through a second amendment approved on May 4, 2018, our shareholders voted to increase the maximum number of shares under the plan to 3,500,000 and to increase the automatic annual grant to non-employee directors to 25,000. The individual restricted stock and option grant awards may vest over periods up to five years. The term of the options under the 2012 Plan is up to ten years from the date of grant.

As of June 30, 2018, there were 891,668 shares available for future grants under the 2012 Plan.

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

Compensation expense is only recognized for the awards that ultimately vest. Accordingly, forfeitures that were not expected will result in the reversal of previously recorded compensation expense. Non-cash compensation expense reported for the three months ended June 30, 2018 and 2017 was $368,000 and $342,000, respectively. Non-cash compensation expense reported for the six months ended June 30, 2018 and 2017 was $1,794,000 and $1,865,000, respectively. Non-cash compensation expense is included in general and administrative expense in the Condensed Consolidated Statements of Income.

At June 30, 2018, we had, net of expected forfeitures, $1,339,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2018 - $737,000, 2019 - $542,000 and 2020 - $60,000.

Compensation expense is recognized only for the awards that ultimately vest. Accordingly, forfeitures that were not expected may result in the reversal of previously recorded compensation expense.

The weighted average fair value per share of options granted during the six months ended June 30, 2018 and 2017 was $4.49 and $5.75, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017
Dividend yield	6.5%	5.3%
Expected volatility	19.4%	19.8%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	2.39%	1.49%

The following table summarizes our outstanding stock options:

	Six Months Ended
	June 30,
	2018	2017
Options outstanding January 1,	859,182	541,679
Options granted under 2012 Plan	560,000	485,000
Options exercised under 2012 Plan	(94,170)	(70,830)
Options forfeited under 2012 Plan	(15,000)	(6,668)
Options exercised under 2005 Plan	—	(15,000)
Options outstanding, June 30,	1,310,012	934,181

Exercisable at June 30,	854,990	540,830

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$37,839	$38,245	$76,271	$82,475

BASIC:
Weighted average common shares outstanding	41,704,819	40,982,244	41,618,487	40,468,024

DILUTED:
Weighted average common shares outstanding	41,704,819	40,982,244	41,618,487	40,468,024
Stock options	57,759	66,137	51,241	63,901
Convertible subordinated debentures	24,251	196,792	12,126	147,420
Weighted average dilutive common shares outstanding	41,786,829	41,245,173	41,681,854	40,679,345

Net income per common share - basic	$.91	$.93	$1.83	$2.04
Net income per common share - diluted	$.91	$.93	$1.83	$2.03

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	33,554	11,015	50,952	9,736
Regular dividends declared per common share	$1.00	$.95	$2.00	$1.90

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	June 30, 2018	December 31, 2017
Level 2
Interest rate swap asset	Other assets	$2,137	$159
Interest rate swap liability	Accounts payable and accrued expenses	$—	$747

Carrying amounts and fair values of financial instruments that are not carried at fair value at June 30, 2018 and December 31, 2017 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2018	2017	2018	2017
Level 2
Fixed rate debt	$653,381	$679,855	$639,232	$679,385

Level 3
Mortgage and other notes receivable	$149,676	$141,486	$146,201	$140,049

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at June 30, 2018 and December 31, 2017, due to the predominance of floating interest rates, which generally reflect market conditions.

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

The Company adopted this standard using the modified retrospective method on January 1, 2018. The ASU provides for revenues from leases to continue to follow the guidance in Topics 840 and 842 (when adopted) and provides for loans to follow established guidance in Topic 310. Because this ASU specifically excludes these areas of our operations from its scope, there was no impact to our accounting for lease revenue and interest income resulting from the ASU. Additionally, the other significant types of contracts in which we periodically engage, sales of real estate to customers, typically never remain executory across points in time, so that nuances related to the timing of revenue recognition as mandated under Topic 606 are not expected to impact our results of operations or financial position. Because all performance obligations from these contracts can therefore be expected to continue to fall within a single period, the timing of our revenue recognition from future sales of real estate is not expected to be affected by the ASU. A number of practical expedients are available in applying the recognition and measurement principles within the standard, including those permitting the aggregation of contract revenues and costs with components of interest income or amortization expense whose period of aggregation, within parameters, is not considered to be of significant duration for separate treatment. We realized no significant revenues in 2017 or 2018 within the scope of ASU 2014-09, and, accordingly, adoption of the ASU did not have a material impact on the timing and measurement of the Company’s revenues.

In February 2016 the FASB issued ASU 2016-02, Leases, which has been codified under Topic 842. Public companies will be required to apply ASU 2016-02 for all accounting periods beginning after December 15, 2018. Early adoption is permitted. All leases with lease terms greater than one year are subject to ASU 2016-02, including leases in place as of the adoption date. The principal difference between Topic 842 and previous guidance is that, for lessees, lease assets and lease liabilities arising from operating leases will be recognized in the balance sheet. While the accounting applied by a lessor is largely unchanged from that applied under previous GAAP, changes have been made to align i) certain lessor and lessee accounting guidance, and ii) key aspects of the lessor accounting model with the revenue recognition guidance in Topic 606, Revenue from Contracts with Customers, which we adopted January 1, 2018. Under Topic 842 provisions promulgated to conform with Topic 606, the presence of a lessee purchase option can result in recording as a financing a transaction that would otherwise meet the requirements for lease accounting under previous guidance. As a result, NHI may explore different structures to continue to apply lease accounting rather than record a financing similar to a long-term note. The accounting treatment for sale-leaseback transactions will mirror the current guidance for lessees which may result in a financing transaction. Upon adoption the Company anticipates grossing up rental income for property taxes and insurance currently paid by tenants.

The Company will continue to evaluate the impact of Topic 842 on our consolidated financial statements. In April 2018, the Company entered into a ground lease in connection with its acquisition of certain real estate assets. In accordance with current standards under Topic 840, we have accounted for the lease as an operating lease. As the lessee, under transition accounting on the adoption of Topic 842 in 2019, we expect to elect     practical expedients that allow the continuation of accounting for this lease as an operating lease. Consistent with present standards, upon the adoption of ASU 2016-02, NHI will continue to account for lease revenue on a straight-line basis for most leases. Also consistent with NHI’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized. While we have made steady progress in evaluating the extent to which adopting the provisions of ASU 2016-02 in 2019 will affect NHI, we cannot yet ascertain with accuracy what the effect of grossing up revenues and expenses will have on our presentation of operations. We expect little balance sheet impact from the adoption of ASU 2016-02. In July 2018 the FASB issued ASU 2018-11 Leases - Targeted Improvements, which provides an alternative adoption method at the transition date, allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings upon adoption. We continue to study alternative methods by which NHI will adopt ASU 2016-02.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, we generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that we must consider in developing our expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Because we are likely to continue to invest in loans and generate receivables, adoption of ASU 2016-13 in 2020 will have some effect on our accounting for these investments, though the nature of those effects will depend on the composition of our loan portfolio at that time; accordingly, we are in the initial stages of evaluating the extent of the effects, if any, that adopting the provisions of ASU 2016-13 in 2020 will have on NHI.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. ASU 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, generally by requiring the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. The adoption of ASU 2016-18 did not have a material effect on our consolidated financial statements.

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

In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which is available for early adoption in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. On January 1, 2018, we adopted ASU 2017-12, among whose provisions is a change in the timing and income statement line item for ineffectiveness related to cash flow hedges. The transition method is a modified retrospective approach that will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that we adopt the update. The primary provision in the ASU requiring an adjustment to our beginning consolidated retained earnings in 2018 is the change in timing and income statement line item for ineffectiveness related to cash flow hedges. In applying the transition guidance provided in the ASU, as of January 1, 2018, cumulative ineffectiveness as adjusted for any prior off-market cashflow hedges was reclassified out of beginning retained earnings and into accumulated other comprehensive income. With the adoption of the ASU, the Company has achieved a better alignment of its financial reporting for hedging activities with the economic objectives of those activities.

NOTE 12. SUBSEQUENT EVENT

Bickford

In July 2018, we finalized and began funding a new loan commitment to Bickford. Initial funding on July 13, 2018, was $1,481,000 toward a maximum of $14,700,000 for the project. The agreement conveys a mortgage interest and provides for the construction of an assisted living facility in Canton, Michigan. The construction loan bears interest at 9% and conveys a purchase option to NHI, exercisable upon stabilization, as defined. Upon exercise of the purchase option, rent will be reset based on NHI's total investment, with a floor of 9.55%.

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

See the notes to the annual audited consolidated financial statements in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, and “Business” and “Risk Factors” under Item 1 and Item 1A therein for a further discussion of these and of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. You should carefully consider these risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of and/or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. In that case, the trading price of our shares of stock could decline and you may lose part or all of your investment. Given these risks and uncertainties, we can give no assurance that these forward-looking statements will, in fact, occur and, therefore, caution investors not to place undue reliance on them.

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

Portfolio

As of June 30, 2018, we had investments in real estate and mortgage and other notes receivable involving 229 facilities located in 33 states. These investments involve 149 senior housing properties, 75 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,471,000) consisted of properties with an original cost of approximately $2,801,479,000, rented under triple-net leases to 29 lessees, and $149,676,000 aggregate net carrying value of mortgage and other notes receivable due from 11 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of June 30, 2018 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	93	4,618		$38,426	26.4%	$851,970
Senior Living Campus	10	1,323		8,388	5.8%	162,141
Total Senior Housing - Need-Driven	103	5,941		46,814	32.2%	1,014,111
Senior Housing - Discretionary
Independent Living	30	3,412		24,537	16.9%	549,424
Entrance-Fee Communities	10	2,363		25,406	17.4%	600,268
Total Senior Housing - Discretionary	40	5,775		49,943	34.3%	1,149,692
Total Senior Housing	143	11,716		96,757	66.5%	2,163,803
Medical Facilities
Skilled Nursing Facilities	71	9,198		38,031	26.1%	571,219
Hospitals	3	181		3,996	2.7%	55,971
Medical Office Buildings	2	88,517	*	338	0.2%	10,486
Total Medical Facilities	76			42,365	29.0%	637,676
Total Real Estate Properties	219			$139,122	95.5%	$2,801,479

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	5	312		$1,736	1.2%	$42,907
Senior Housing - Discretionary	1	400		2,399	1.7%	56,226
Medical Facilities	4	270		348	0.2%	7,684
Other Notes Receivable	—	—		2,033	1.4%	42,859
Total Mortgage and Other Notes Receivable	10	982		6,516	4.5%	149,676
Total Portfolio	229			$145,638	100.0%	$2,951,155

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	219			$139,122	95.5%	$2,801,479
Mortgage and Other Notes Receivable	10			6,516	4.5%	149,676
Total Portfolio	229			$145,638	100.0%	$2,951,155

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	98	4,930		$40,162	27.6%	$894,877
Senior Living Campus	10	1,323		8,388	5.8%	162,141
Total Senior Housing - Need-Driven	108	6,253		48,550	33.4%	1,057,018
Senior Housing - Discretionary
Entrance-Fee Communities	11	2,763		27,804	19.1%	656,494
Independent Living	30	3,412		24,537	16.8%	549,424
Total Senior Housing - Discretionary	41	6,175		52,341	35.9%	1,205,918
Total Senior Housing	149	12,428		100,891	69.3%	2,262,936
Medical Facilities
Skilled Nursing Facilities	75	9,468		38,379	26.4%	578,902
Hospitals	3	181		3,996	2.7%	55,971
Medical Office Buildings	2	88,517	*	338	0.2%	10,487
Total Medical	80			42,713	29.3%	645,360
Other	—			2,034	1.4%	42,859
Total Portfolio	229			$145,638	100.0%	$2,951,155

Portfolio by Operator Type
Public	73			$35,920	24.7%	$531,456
National Chain (Privately-Owned)	27			22,836	15.7%	521,139
Regional	121			84,626	58.1%	1,837,602
Small	8			2,256	1.5%	60,958
Total Portfolio	229			$145,638	100.0%	$2,951,155

For the six months ended June 30, 2018, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; The Ensign Group; Health Services Management; Holiday Retirement; National HealthCare Corporation; and Senior Living Communities.

As of June 30, 2018, our average effective annualized rental income was $8,254 per bed for skilled nursing facilities, $12,535 per unit for senior living campuses, $17,747 per unit for assisted living facilities, $14,386 per unit for independent living facilities, $21,510 per unit for entrance-fee communities, $44,150 per bed for hospitals, and $8 per square foot for medical office buildings.

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

Following three 25 basis point increases in 2017, the Federal Open Market Committee of the Federal Reserve announced an increase in its benchmark federal funds rate by 25 basis points on March 21, 2018. At the same time, the Committee held steady in its projection of two more rate increases in 2018. As inflation is expected to rise, by a slim margin, officials said they expect an additional rate increase to come in 2019, for a total of three increases that year. However, the actual path the federal funds rate takes will depend on the changing economic outlook as informed by incoming data. The anticipation of past and further increases in the federal funds rate in 2018 and beyond has been a primary source of much volatility in REIT equity markets. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. As interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk-free rate.

For the six months ended June 30, 2018, approximately 26% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which rely primarily on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities) rather than on Medicare and Medicaid reimbursement. We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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

Our projected dividends for the current year and actual dividends for the two preceding years are as follows:

2018[1]	2017	2016
$4.00	$3.80	$3.60
1 Based on $1.00 per common share for the first and second
quarters of 2018, annualized

Our ability to effectively leverage our assets helps provide a reliable path for continued investments in healthcare real estate; however, compared with many in our peer group, we continue to maintain a relatively low-leverage balance sheet. We believe that our fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, excluding real estate asset impairments and gains on dispositions) to fixed charges (interest and principal payments on debt at contractual rates, net of capitalized interest), and the ratio of consolidated net debt to Adjusted EBITDA are meaningful measures of our ability to service our debt. We use these two measures as a basis to compare the strength of our balance sheet with our peers. We also believe this strength gives us a competitive advantage when accessing debt markets.

We calculate our fixed charge coverage ratio as approximately 6.1x for the six months ended June 30, 2018 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 47). On an annualized basis, our consolidated net debt to Adjusted EBITDA ratio is approximately 4.3x for the six months ended June 30, 2018 (in thousands):

Consolidated Total Debt	$1,225,720
Less: cash and cash equivalents	(3,045)
Consolidated Net Debt	$1,222,675

Adjusted EBITDA	$69,968
Annualizing Adjustment	209,904
Annualized impact of recent investments	3,739
	$283,611

Consolidated Net Debt to Annualized Adjusted EBITDA	4.3	x

According to the Administration on Aging (“AoA”) of the US Department of Health and Human Services, in 2014, the latest year for which data is available, 46.2 million people (or 14.5% of the population) were age 65 or older in the United States. Census estimates showed that, by 2040, those 65 or older are expected to comprise 21.7% of the population.
Census estimates show that close to half of Americans currently age 65 will reach age 84 or older. As noted by Transgenerationalaging.org, “The fastest-growing segment of the total population is the oldest old - those 80 and over. Their growth rate is twice that of those 65 and over and almost 4 times that for the total population. In the United States, this group now represents 10% of the older population and will more than triple from 5.7 million in 2010 to over 19 million by 2050.” If the growth rate holds steady, from 5.7 million in 2010, the “oldest old” will comprise close to 12 million in the USA by 2030.
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

Equipped with the basics of financial security, many will be economically able to enter the market for senior housing. These strong demographic trends provide the context for continued growth in senior housing in 2018 and the years ahead. We plan to fund any new real estate and mortgage investments during the remainder of 2018 using our liquid assets and debt financing. As the weight of additional debt resulting from new acquisitions suggests the need to rebalance our capital structure, we would then expect to access the capital markets through an at-the-market (“ATM”) or other equity offering. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators whom we make our priority, continue to be the key drivers of our business plan.

Critical Accounting Policies

See our most recent Annual Report on Form 10-K for a discussion of critical accounting policies including those concerning revenue recognition, our status as a REIT, principles of consolidation, evaluation of impairments and allocation of property acquisition costs.

Major Tenants

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Six Months Ended June 30,				Lease
	Asset Class	Amount	2018		2017		Renewal
Holiday Retirement	ILF	$493,378	$21,908	16%	$21,908	17%	2031
Senior Living Communities	EFC	548,477	22,905	16%	22,862	18%	2029
National HealthCare Corporation	SNF	171,297	19,064	14%	18,831	15%	2026
Bickford Senior Living	ALF	529,597	23,856	17%	19,273	15%	Various
All others	Various	1,058,730	51,389	36%	45,979	36%	Various
		$2,801,479	$139,122		$128,853

Straight-line rent of $3,061,000 and $3,698,000 was recognized from the Holiday lease for the six months ended June 30, 2018 and 2017, respectively. Straight-line rent of $2,717,000 and $3,492,000 was recognized from the Senior Living lease for the six months ended June 30, 2018 and 2017, respectively. Straight-line rent of $2,372,000 and $1,816,000 was recognized from the Bickford leases for the six months ended June 30, 2018 and 2017, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as the most elemental barometer of success, based on results they have reported to us. We believe EBITDARM is useful in our most fundamental analyses, as it is a property level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our entrance fee communities, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, depreciation and amortization; and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a lease coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly rental obligation. In addition to EBITDARM and the lease coverage ratio, we rely on, a careful balance sheet analysis, and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the rent due to us.

Typical among our operators is a varying lag in reporting to us the results of their operations. Across our portfolio, however, our operators report their results, at the latest, within ninety days of month’s end. For computational purposes, we exclude development and lease-up properties that have been in operation less than 24 months. For stabilized acquisitions in the portfolio less than 24 months and renewing leases with changes in scheduled rent, we include pro forma cash rent. For this reporting period, we have excluded results from SH Regency Leasing, LLC, as noted in Management’s Discussion and Analysis contained in Item 2. The results by asset type are presented below on a trailing twelve-month basis, as of March 31, 2018 and 2017 (the most recent periods available):

EBITDARM / Cash Rent Twelve Months Ended March 31, 2018
	Bickford		Senior Living		Holiday		NHC		All Other		Total
Discretionary			1.28	x	1.17	x			2.39	x	1.30	x
Need-Driven	1.18	x							1.12	x	1.15	x
Total SHO	1.18	x	1.28	x	1.17	x			1.27	x	1.23	x
Skilled Nursing							3.59	x	1.51	x	2.53	x
Hospitals									1.88	x	1.88	x
Medical Office									6.57	x	6.57	x
Total Lease Portfolio	1.18	x	1.28	x	1.17	x	3.59	x	1.48	x	1.68	x

EBITDARM / Cash Rent Twelve Months Ended March 31, 2017
	Bickford		Senior Living		Holiday		NHC		All Other		Total
Discretionary			1.39	x	1.18	x			2.10	x	1.34	x
Need-Driven	1.22	x							1.18	x	1.20	x
Total SHO	1.22	x	1.39	x	1.18	x			1.29	x	1.27	x
Skilled Nursing							3.63	x	1.39	x	2.50	x
Hospitals									2.24	x	2.24	x
Medical Office									9.17	x	9.17	x
Total Lease Portfolio	1.22	x	1.39	x	1.18	x	3.63	x	1.5	x	1.73	x

Number of Properties
	Bickford		Senior Living		Holiday		NHC[1]		All Other		Total
Discretionary			9		25				3		37
Need-Driven	42								46		88
Total SHO	42		9		25				49		125
Skilled Nursing							42		30		72
Hospitals									3		3
Medical Office									2		2
Total Lease Portfolio	42		9		25		42		84		202
1 NHC based on corporate-level FCCR and includes 3 independent living facilities

Fluctuations in portfolio coverage are a result of market and economic trends, local market competition, and regulatory factors as well as the operational success of our tenants. We use the results of individual leases to inform our decision making with respect to specific tenants, but trends described above by property type and operator bear analysis. Our Need-Driven SHO portfolio shows a decline brought about primarily by a softening in occupancy within particular markets, as well as rising wage pressures. For many of the affected operators, as is typical of our portfolio in general, NHI has significant security deposits in place and/or corporate guarantees should actual cash rental shortfalls eventually materialize. In certain instances, our operators may elect to increase their security deposits with us in an amount equal to the coverage shortfall, and, upon subsequent compliance with the required lease coverage ratio, the operator would then be entitled to a full refund. The metrics presented in the tables above give no effect to the presence of these security deposits. For Skilled Nursing, coverage in the All Other segment of our portfolio has improved due to a better operating environment for the segment, as a whole, and for the Ensign portfolio transition, in particular. Each MOB’s coverage is driven by the underlying performance of its on-campus hospital as the tenant or guarantor under the lease. In Texas, the aftermath of Hurricane Harvey in 2017 witnessed the shut-down of the guarantor hospital for a few days resulting in lost revenue, overtime and other one-time charges, negatively impacting the hospital’s bottom-line and resultant coverage ratios for that MOB. Within the context of this event-specific occurrence, it is also typical of MOB operations that there may be other large fluctuations in coverage resulting from hospital operations.

Trends discussed above for our SNFs incorporate relevant information for NHC. For Bickford, recent softness in occupancy as well as wage pressures have resulted in a decline in coverage. Before year-end, we expect to include in the Bickford coverage metric three additional stabilized new-development properties, which we expect to be accretive. Holiday’s significant 2017 operational restructuring is now substantially complete, but residual effects from the restructuring remain part of the trailing twelve month coverages for Q1 2018. Coverage remains strong within the Senior Living portfolio, however, the irregularity of net entrance fee cash flows results in greater volatility in coverages from period to period.

Investment Highlights

Since January 1, 2018, we have made or announced the following lease and note investments ($ in thousands):

	Date	Properties	Asset Class	Amount
Lease Investments
The Ensign Group	January / May 2018	3	SNF	$43,404
Bickford Senior Living	April 2018	5	SHO	69,750
Comfort Care Senior Living	May 2018	2	SHO	17,140

Note Investments
Bickford Senior Living	January 2018	1	SHO	14,000
Bickford Senior Living	July 2018	1	SHO	14,700
				$158,994

Ensign

On January 12, 2018, NHI acquired from a developer a 121-bed skilled nursing facility in Waxahachie, Texas for a cash investment of $14,404,000, and on May 9, 2018, we acquired from another developer two 132-bed skilled nursing facilities in Garland and Fort Worth, Texas for a cash investment totaling $29,000,000. Additional consideration of $1,275,000 for the Waxahachie property and $1,250,000 for each of Garland and Ft. Worth were contributed by the lessee, The Ensign Group (“Ensign”). We have capitalized the tenant contributions as a component of the cost of the facilities and have recorded the related lease incentive as deferred revenue, which we are amortizing to revenue over the term of the master lease to which these properties have now been added. The remaining term of the master lease extends through April 2031, plus renewal options. The blended initial lease rate is set at 8.1% subject to annual escalators based on prevailing inflation rates. The acquisition was accounted for as an asset purchase and fulfills our commitment to acquire and lease to Ensign four skilled nursing facilities in New Braunfels, Waxahachie, Garland and Fort Worth, Texas.

Comfort Care

On May 31, 2018, NHI acquired two assisted living facilities comprising a total of 106 units in Bridgeport and Saginaw, Michigan for a cash investment of $17,140,000, inclusive of $100,000 in closing costs. We leased the facilities to affiliates of Comfort Care Senior Living (“Comfort Care”) at an initial lease rate of 7.25% with escalators adjusted for prevailing inflation rates, subject to a floor and ceiling of 2% and 3%, respectively. The lease provides for an initial six-month lease escrow. With the acquisition, NHI also obtained fair-value based purchase options for two newly constructed facilities operated by Comfort Care, with the purchase option windows to open upon stabilization. The acquisition was accounted for as an asset purchase.

Bickford

On April 30, 2018, we acquired an assisted living/memory-care portfolio in Ohio and Pennsylvania totaling 320 units and comprised of five facilities, one of which is subject to a ground lease with remaining term, including extensions, of 50 years. The purchase price was $69,750,000, inclusive of $500,000 in closing costs and $1,750,000 in specified capital improvements, which will be added to the lease base upon funding. We included this portfolio in a separate master lease with Bickford Senior Living (“Bickford”) which provides for a lease rate of 6.85%, with annual fixed escalators over a term of 15 years plus renewal options, subject to a fair market value rent reset feature available to NHI between years three and five. We accounted for the acquisition as an asset purchase.

Since January 1, 2018, we have finalized the following new loan commitments to Bickford:

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2018	9%	5 years	$14,000,000	$(1,834,000)	Virginia
July 2018	9%	5 years	14,700,000	(1,481,000)	Michigan
			$28,700,000	$(3,315,000)

The agreements provide funding for the construction of assisted living facilities and convey mortgage interests in the properties to NHI. Interest on these construction loans is at 9%, and the loans convey a purchase option to NHI, exercisable upon stabilization of planned operations, as defined. Upon exercise of a purchase option, the lease rate will be set based on NHI's total investment, with a floor of 9.55%.

Potential Effects of Medicare Reimbursement

Our SNF operators receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. The Centers for Medicare and Medicaid Services (“CMS”) released a rule outlining a 1% increase in their Medicare reimbursement for fiscal year 2018 beginning on October 1, 2017. Further, in April 2018, CMS announced as part of its patient driven payment model (“PDPM”) a skilled-nursing preferred payor system (“SNF-PPS”) intended to reduce administrative burden, and foster innovation to improve care and quality for patients. CMS estimates the program of payment redesign and policy changes would increase Medicare payments to SNFs by 2.4% ($850 million) during FY 2019. We currently estimate that our borrowers and lessees will find these nominal Medicare increases to be adequate in the near term due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to SNFs. Any near-term acquisitions of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Other Portfolio Activity

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the six months ended June 30, 2018, we did not have any significant renewing or expiring leases.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. For options open in 2018, we are engaged in negotiations to continue as lessor or in some other capacity.

We adjust rental income for the amortization as lease inducements of payments made in the eventual settlement of commitments and contingencies. Current outstanding commitments and contingencies are listed later in Item 2 under our discussion of liquidity and capital resources. Amortization of these payments against revenues was $132,000 and $20,000 for the six months ended June 30, 2018 and 2017, respectively.

On June 15, 2018, East Lake Capital Management LLC and certain related entities, including SH Regency Leasing LLC (“Regency”), filed suit against NHI and NHI-REIT of Axel, LLC for injunctive and declaratory relief and, unspecified monetary damages including attorney’s fees. The suit seeks, among other things, to enjoin NHI from making certain references to East Lake in NHI’s public filings. NHI asserts the claims are meritless and intends to vigorously defend itself. Subsequent to the receipt of the filed action, NHI has countersued Regency for declaratory judgment, specific performance, monetary damages, and attorneys’ fees relating to Regency’s alleged defaults under a lease with NHI-REIT of Axel. During the pendency of this litigation, out of an abundance of caution, NHI in its public filings will endeavor to refer to tenant-specific names, namely “EL FW Intermediary I, LLC” (for the Freshwater continuing care retirement communities) and “SH Regency Leasing, LLC” (for the three Regency assisted living facilities). Management believes that the eventual resolution of this controversy will have no material adverse effect on the Company.

Tenant Transition

During the quarter ended June 30, 2018, we identified a single-property lease in Wisconsin as non-performing. In accordance with our revenue recognition policies, we will recognize future rental income from the lease in the period in which cash is received, approximately $150,000 of which is in arrears at June 30, 2018. Additionally, we determined to transition the lease to a new tenant. As a consequence of this determination, we judged the related straight-line receivable to be uncollectible, and, accordingly, we wrote off the balance of $1,436,000 pertaining to the original tenant.

Tenant Non-Compliance

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving mandated lease coverage ratios and working capital. Lease revenues from the tenant and its affiliates comprise less than 4% of our rental income, and the related straight-line rent receivable was approximately $4,059,000 at June 30, 2018. Through June 30, 2018, the tenant is current on its lease payments to NHI.

We are working with the tenant to resolve their defaults. In the fourth quarter of 2017, we took steps to establish a more pronounced physical presence and to visit specific operational touchpoints that concentrate on the tenant’s revenue and expenditure cycles. Resulting from this work, we have identified and helped implement certain related efficiencies. The combination of monitoring and the redoubling of the operator’s efforts have helped bring about ongoing results (unaudited) that indicate continuing improvement in collections, operating ratios, occupancy and margins, and point the way to renewed profitability. With these developments, we continue to maintain a heightened vigilance toward the performance of the portfolio. No rent concessions have been made to this tenant.

Further, we have determined that another of our tenants is in material non-compliance with provisions of our lease regarding mandated coverage ratios and working capital. Lease revenues from the tenant comprise less than 2% of our rental income, and the related straight-line rent receivable was approximately $1,200,000 at June 30, 2018. The tenant is current on its rent payments to NHI through June 30, 2018. We have made no rent concessions to the tenant.

The defaults mentioned above typically give rise to considerations regarding the impairment or recoverability of the related assets, and we give additional attention to the nature of the default’s underlying causes. At June 30, 2018, consequently, our assessment of likely undiscounted cash flows, calculated at the lowest level for which identifiable asset-specific cash flows are largely independent, reveals no impairment on the underlying real estate for either non-compliant operation discussed above.

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

During the quarter ended June 30, 2018, we took a direct write-off of $413,000 on a non-mortgage receivable with remaining balance of $400,000, secured by personal guarantees.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	June 30,		Period Change
	2018	2017	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$11,208	$8,992	$2,216	24.6%
SNFs leased to Ensign Group	5,560	4,800	760	15.8%
1 ALF and 1 ILF leased to Discovery Senior Living	859	247	612	NM
8 EFCs and 1 SLC leased to Senior Living Communities	10,098	9,685	413	4.3%
ILFs leased to an affiliate of Holiday Retirement	9,424	9,105	319	3.5%
SNFs leased to Health Services Management	2,483	2,250	233	10.4%
Other new and existing leases	24,402	24,397	5	—%
	64,034	59,476	4,558	7.7%
Straight-line rent adjustments, new and existing leases	5,835	6,249	(414)	(6.6)%
Total Rental Income	69,869	65,725	4,144	6.3%
Interest income from mortgage and other notes
Bickford construction loans	488	154	334	NM
Evolve Senior Living mortgage	205	—	205	NM
Traditions of Owatonna mortgage note[1]	—	1,010	(1,010)	NM
Timber Ridge mortgage and construction loans	952	1,292	(340)	(26.3)%
Other existing mortgages	1,411	1,536	(125)	(8.1)%
Total Interest Income from Mortgage and Other Notes	3,056	3,992	(936)	(23.4)%
Investment income and other	31	109	(78)	(71.6)%
Total Revenues	72,956	69,826	3,130	4.5%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	3,435	2,856	579	20.3%
SNFs leased to Ensign Group	1,716	1,438	278	19.3%
1 ALF and 1 ILF leased to Discovery Senior Living	311	82	229	NM
Other new and existing assets	12,332	12,443	(111)	(0.9)%
Total Depreciation	17,794	16,819	975	5.8%
Interest, including amortization of debt discount and issuance costs	12,220	11,732	488	4.2%
Payroll and related compensation expenses	1,561	1,226	335	27.3%
Non-cash stock-based compensation expense	368	342	26	7.6%
Loan and realty losses	1,849	—	1,849	NM
Other expenses	1,325	1,366	(41)	(3.0)%
Total Expenses	35,117	31,485	3,632	11.5%

Income before investment and other gains and losses	37,839	38,341	(502)	(1.3)%
Loss on convertible note retirement	—	(96)	96	NM
Net income	$37,839	$38,245	$(406)	(1.1)%

NM - not meaningful
[1] Includes unamortized note discount recognized upon note payoff

Financial highlights of the quarter ended June 30, 2018, compared to the same quarter of 2017 were as follows:

•	Rental income increased $4,144,000, or 6.3%, primarily as a result of new investments funded in 2017 and during the first half of 2018.

•
The increase in rental income included a $414,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $936,000, primarily due to the recognition of an unamortized note discount related to the payoff of a mortgage note during the quarter ended June 30, 2017.

•	Depreciation expense increased $975,000 primarily due to new real estate investments completed during 2017 and during the first half of 2018.

•
Interest expense, including amortization of debt discount and issuance costs, increased $488,000 primarily as a result of an increase in 30-day LIBOR, which is the benchmark for our revolving debt, combined with an increase in the outstanding revolver balance.

•	Payroll and related compensation expenses increased $335,000 due primarily to increased employee count and the expense of certain incentive bonuses.

•
Loan and realty losses of $1,849,000 for the quarter ended June 30, 2018 includes $1,436,000 which resulted from our decision to transition one of our single-property leases to a new tenant and a $413,000 writedown of a loan to a development company that had been focused on international growth opportunities.

The significant items affecting revenues and expenses are described below (in thousands):

	Six Months Ended
	June 30,		Period Change
	2018	2017	$	%
Revenues:
Rental income
ALFs operated by Bickford Senior Living	$21,483	$17,456	$4,027	23.1%
SNFs leased to Ensign Group	10,663	9,350	1,313	14.0%
1 ALF and 1 ILF leased to Discovery Senior Living	1,718	495	1,223	NM
ALFs leased to The LaSalle Group	2,213	1,274	939	NM
SNFs leased to Health Services Management	4,933	4,101	832	20.3%
7 EFCs and 1 SLC leased to Senior Living Communities	20,188	19,370	818	4.2%
ILFs leased to an affiliate of Holiday Retirement	18,848	18,210	638	3.5%
2 ALFs and 3 SNFs leased to Prestige Senior Living	2,871	2,461	410	16.7%
Other new and existing leases	44,408	44,131	277	0.6%
	127,325	116,848	10,477	9.0%
Straight-line rent adjustments, new and existing leases	11,797	12,005	(208)	(1.7)%
Total Rental Income	139,122	128,853	10,269	8.0%
Interest income from mortgage and other notes
Bickford construction loans	913	246	667	NM
Evolve Senior Living mortgage	410	—	410	NM
Traditions of Owatonna mortgage note[1]	—	1,104	(1,104)	NM
Timber Ridge mortgage and construction loans	2,399	2,784	(385)	(13.8)%
Other new and existing mortgages	2,794	2,947	(153)	(5.2)%
Total Interest Income from Mortgage and Other Notes	6,516	7,081	(565)	(8.0)%
Investment income and other	64	271	(207)	(76.4)%
Total Revenues	145,702	136,205	9,497	7.0%
Expenses:
Depreciation
ALFs operated by Bickford Senior Living	6,542	5,727	815	14.2%
SNFs leased to Ensign Group	3,271	2,794	477	17.1%
1 ALF and 1 ILF leased to Discovery Senior Living	622	164	458	NM
ALFs leased to The LaSalle Group	811	429	382	NM
Other new and existing assets	23,883	23,849	34	0.1%
Total Depreciation	35,129	32,963	2,166	6.6%
Interest expense and amortization of debt issuance costs and discounts	23,834	23,393	441	1.9%
Payroll and related compensation expenses	3,359	3,086	273	8.8%
Compliance, consulting and professional fees	1,450	1,233	217	17.6%
Non-cash stock-based compensation expense	1,794	1,865	(71)	(3.8)%
Loan and realty losses	1,849	—	1,849	NM
Other expenses	1,278	1,182	96	8.1%
Total Expenses	68,693	63,722	4,971	7.8%

Income before investment and other gains and losses	77,009	72,483	4,526	6.2%
Loss on convertible note retirement	(738)	(96)	(642)	NM
Investment and other gains	—	10,088	(10,088)	NM
Net income	$76,271	$82,475	$(6,204)	(7.5)%

NM - not meaningful
[1] Includes unamortized note discount recognized upon note payoff

Financial highlights of the six months ended June 30, 2018, compared to the same period in 2017 were as follows:

•
Rental income increased $10,269,000, or 8.0%, primarily as a result of new investments funded in 2017 and the first half of 2018. The increase in rental income included a $208,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $565,000, due to a combination of the continued repayment of our construction loan to Timber Ridge, interest income received on development loans to Bickford Senior Living and Senior Living Management and the recognition of an unamortized note discount related to a mortgage note which was paid in full during the second quarter of 2017.

•	Depreciation expense increased $2,166,000 primarily due to new real estate investments completed since the second quarter of 2017.

•
Interest expense, including amortization of debt discount and issuance costs, increased $441,000 primarily as a result of an increase in 30-day LIBOR, which is the benchmark for our revolving debt, combined with an increase in the outstanding revolver balance.

•	Payroll and related compensation expenses increased $273,000 due primarily to increased employee count and the expense of certain incentive bonuses.

•	Investment and other gains includes $10,038,000 from the sale of marketable securities in 2017.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Six Months Ended June 30,		One Year Change
	2018	2017	$	%
Cash and cash equivalents at beginning of period	$3,063	$4,832	$(1,769)	(36.6)%
Net cash provided by operating activities	101,825	94,948	6,877	7.2%
Net cash used in investing activities	(140,897)	(127,911)	(12,986)	10.2%
Net cash provided by financing activities	39,054	31,601	7,453	23.6%
Cash and cash equivalents at end of period	$3,045	$3,470	$(425)	(12.2)%

Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2018 was impacted by an increase in our lease payment collections from escalators on existing leases and new real estate investments since June 2017. The resulting increase in comparative cash flows was offset by capitalized lease and loan incentives related to the Bickford development program.

Investing Activities – Net cash used in investing activities for the six months ended June 30, 2018 was comprised primarily of $143,672,000 of investments in real estate and notes, and was partially offset by the collection of principal on mortgage and other notes receivable.

Financing Activities – The change in net cash related to financing activities for the six months ended June 30, 2018 compared to the same period in 2017 is primarily the result of (1) dividends paid to stockholders which increased $6,337,000 over the same period in 2017, and (2) $29,985,000 used to complete a targeted repurchase of a portion of our outstanding convertible notes, compared with only $2,762,000 for the same purpose in 2017. During the six months ended June 30, 2017, we were active in our ATM program, raising proceeds of $79,772,000. In the comparable period in 2018, we made sales of common shares into the market resulting in net proceeds of $44,920,000.

Liquidity

At June 30, 2018, our liquidity was strong, with $226,045,000 available in cash and borrowing capacity on our revolving credit facility.

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

Concurrent with the amendments to our credit facility and except for specific debt-coverage ratios, covenants pertaining to our private placement term loans were generally conformed with those governing the credit facility. We generally accounted for these transactions and related fees as modifications of the debt. We plan to term out a portion of our revolving credit facility by borrowings of bank or private placement debt or the public issuance of unsecured bonds.

At June 30, 2018, we had $223,000,000 available to draw on the revolving portion of the credit facility. The facility fee is 20 basis points per annum. The unsecured credit facility requires that we maintain certain financial ratios within limits set by our creditors. To date, these ratios, which are calculated quarterly, have been within the limits required by the credit facility agreements.

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

In May and June 2018, we accessed our at-the market (“ATM”) equity program. With an average price for shares sold of $72.70, we issued 628,403 common shares resulting in net proceeds after commissions of $44,920,000, which we used to pay down our revolving credit facility.

If we continue our activity in the ATM program in 2018, we intend to use the proceeds for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. Offerings under the ATM program are made pursuant to a prospectus dated February 22, 2017, which constitutes a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission.

During the six months ended June 30, 2018, we undertook targeted open-market repurchases of certain of our convertible notes having a face amount of $147,575,000 at December 31, 2017. Payments of cash negotiated in the transactions were dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, individual circumstances of the selling parties and other factors. The balance of notes repurchased and retired during the six months ended June 30, 2018, net of unamortized original issue discount and associated issuance costs, was $26,820,000, resulting in the recognition of losses on the note retirements for the six months ended June 30, 2018, of $738,000, calculated as the excess of cash paid over the carrying value of that portion of the notes accounted for as debt. For the retirement of that portion of the outlay allocated to the fair value of the conversion feature, $2,427,000 was charged to capital in excess of par during the six months ended June 30, 2018.

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

We completed the liquidation of LTC Properties, Inc. (“LTC”) common stock begun in 2015 in the first quarter of 2017 with the sale of our remaining 250,000 shares, realizing net proceeds of $11,718,000 from these sales. A taxable gain of approximately $10,038,000 resulted from the 2017 sales and was adequately offset by depreciation and other deductions in the calculation of our REIT taxable income, making these proceeds available for deployment. Total proceeds of $18,182,000 from marketable securities included settlements occurring in the six months ended June 30, 2017, of $6,464,000 that resulted from sales in December 2016.

Interest Rate Swap Agreements

As of June 30, 2018, we employ the following interest rate swap contracts to hedge against fluctuations in variable interest rates applicable to the $250,000,000 term loan (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$265
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$761
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$1,111

For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative has previously been reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness have been recognized in earnings.

On January 1, 2018 we adopted ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, as discussed in the Notes to the condensed consolidated financial statements. The transition method is a modified retrospective approach that required the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of 2018. The primary provision in the ASU requiring adjustment to our beginning retained earnings is the change in timing and income statement line item for ineffectiveness related to cash flow hedges. Upon the adoption of the new standard, we reversed cumulative ineffectiveness occurring in the last six months of 2017, resulting in a retroactive net charge to retained earnings and a credit to accumulated other comprehensive income of $235,000 as of January 1, 2018. Upon adoption of the ASU, the Company achieved a better alignment of its financial reporting for hedging activities with the economic objectives of those activities.

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

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. As described in Note 1 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at June 30, 2018, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 1, 2, 3 and 6 to the condensed consolidated financial statements. As of June 30, 2018, we furnished no direct support to any of these entities.

In March 2014 we issued $200,000,000 of convertible notes, the conversion feature being intended to broaden the Company’s credit profile and to obtain a more favorable coupon rate. For this feature we calculate the dilutive effect using market prices prevailing over the reporting period. Because the dilution calculation is market-driven, and per share guidance we provide is based on diluted amounts, the theoretical effects of the conversion feature result in per share unpredictability.

As of June 30, 2018, the face amount of our 3.25% senior unsecured convertible notes was $120,000,000. As adjusted for terms of the indenture, the Notes are convertible at a rate of 14.33 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $69.79 per share for a total of 1,719,500 remaining underlying shares. For the six months ended June 30, 2018, dilution resulting from the conversion option within our convertible debt is 12,126 shares. If NHI’s current share price increases above the adjusted $69.79 conversion price, further dilution will be attributable to the conversion feature.

The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, GAAP require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for the remaining notes outstanding of $120,000,000 at June 30, 2018, delivers an excess of $6,693,000, whereas the use of a price point from another day could give a different result.

The conversion feature is generally available to the noteholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price, or $91.04 per share at June 30, 2018, down from $93.55 per share, initially. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations and Contingent Liabilities

For our contractual obligations as of December 31, 2017, see our Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2017.

Commitments and Contingencies

The following tables summarize information as of June 30, 2018 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(56,463,000)	$3,537,000
Bickford Senior Living	SHO	Construction	42,000,000	(22,989,000)	19,011,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(831,000)	14,169,000
			$117,000,000	$(80,283,000)	$36,717,000

See Note 3 of the condensed consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2018. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2018.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
EL Intermediary I, LLC	SHO	Renovation	$8,937,000	$(8,937,000)	$—
Bickford Senior Living	SHO	Renovation	4,150,000	(1,647,000)	2,503,000
Senior Living Communities	SHO	Renovation	6,830,000	(2,185,000)	4,645,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
Woodland Village	SHO	Renovation	7,450,000	(2,750,000)	4,700,000
Chancellor Health Care	SHO	Construction	62,000	(62,000)	—
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$28,579,000	$(15,581,000)	$12,998,000

As discussed in Note 2, we have satisfied our obligation to purchase skilled nursing facilities in Texas which had been leased to Legend and subleased to Ensign. Our commitments to fund renovations for EL Intermediary I, LLC, and Chancellor, originally scheduled for up to $10,000,000 and $650,000, respectively, have expired.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(5,250,000)	$4,750,000
Bickford Senior Living	SHO	Incentive Draws	6,000,000	(250,000)	5,750,000
SH Regency Leasing, LLC	SHO	Lease Inducement	8,000,000	—	8,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$34,850,000	$(5,500,000)	$29,350,000

Contingent lease inducement payments of $10,000,000 related to the five Bickford development properties constructed in 2016 and 2017 include a licensure incentive of $250,000 per property and a three-tiered operator incentive schedule paying up to an additional $1,750,000, based on the attainment of certain performance metrics. Upon funding, these payments are added to the lease base and amortized against rental income.

For a discussion of incentive loan draws of $6,000,000 available to Bickford related to borrowings for the development of its properties in Illinois, Michigan, and Virginia, see Note 3 to the condensed consolidated financial statements.

By terms of our July 2015 lease to SH Regency Leasing, LLC, of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics. The inducements have been assessed as not probable of payment, and we have not recorded them on our Condensed Consolidated Balance Sheet as of June 30, 2018. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our Condensed Consolidated Balance Sheets within accounts payable and accrued expenses.

Litigation

See Other Portfolio Activity above for a discussion of the status of our litigation with East Lake Capital Management, LLC and certain related entities, including SH Regency Leasing LLC (“Regency”).

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

Funds From Operations - FFO

Our FFO per diluted common share for the six months ended June 30, 2018 decreased $0.17 (6.0%) over the same period in 2017. FFO decreased primarily as the result of $10,038,000 of gains recognized on the sale of marketable securities during the six months ended June 30, 2017. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the six months ended June 30, 2018 increased $0.15 (5.8%) over the same period in 2017. Normalized FFO increased primarily as the result of our new real estate investments since June 2017. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the six months ended June 30, 2018 increased $0.16 (6.9%) over the same period in 2017 due primarily to the impact of real estate investments completed since June 2017. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the six months ended June 30, 2018 increased $9,034,000 (9.4%) over the same period in 2017, due primarily to the impact of real estate investments completed since June 2017. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of operating performance for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$37,839	$38,245	$76,271	$82,475
Elimination of certain non-cash items in net income:
Depreciation	17,794	16,819	35,129	32,963
Gain on sale of real estate	—	—	—	(50)
NAREIT FFO	55,633	55,064	111,400	115,388
Gain on sales of marketable securities	—	—	—	(10,038)
Loss on convertible note retirement	—	96	738	96
Non-cash write-off of straight-line rent receivable	1,436	—	1,436	—
Note receivable impairment	413	—	413	—
Recognition of unamortized note receivable commitment fees	—	(922)	(515)	(922)
Normalized FFO	57,482	54,238	113,472	104,524
Straight-line lease revenue, net	(5,835)	(6,249)	(11,797)	(12,005)
Amortization of lease incentives	69	10	132	20
Amortization of original issue discount	187	288	408	581
Amortization of debt issuance costs	590	581	1,203	1,193
Normalized AFFO	52,493	48,868	103,418	94,313
Non-cash stock-based compensation	368	342	1,794	1,865
Normalized FAD	$52,861	$49,210	$105,212	$96,178

BASIC
Weighted average common shares outstanding	41,704,819	40,982,244	41,618,487	40,468,024
NAREIT FFO per common share	$1.33	$1.34	$2.68	$2.85
Normalized FFO per common share	$1.38	$1.32	$2.73	$2.58
Normalized AFFO per common share	$1.26	$1.19	$2.48	$2.33

DILUTED
Weighted average common shares outstanding	41,786,829	41,245,173	41,681,854	40,679,345
NAREIT FFO per common share	$1.33	$1.34	$2.67	$2.84
Normalized FFO per common share	$1.38	$1.32	$2.72	$2.57
Normalized AFFO per common share	$1.26	$1.18	$2.48	$2.32

Adjusted EBITDA

We consider Adjusted EBITDA to be an important supplemental measure because it provides information which we use to evaluate our performance and serves as an indication of our ability to service debt. We define Adjusted EBITDA as consolidated earnings before interest, taxes, depreciation and amortization, excluding real estate asset impairments and gains on dispositions and certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing Adjusted EBITDA for the current period to similar prior periods. These items include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs. Since others may not use our definition of Adjusted EBITDA, caution should be exercised when comparing our Adjusted EBITDA to that of other companies.

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$37,839	$38,245	$76,271	$82,475
Interest expense	12,220	11,732	23,834	23,393
Franchise, excise and other taxes	266	267	612	534
Depreciation	17,794	16,819	35,129	32,963
Net gain on sales of real estate	—	—	—	(50)
Gain on sales of marketable securities	—	—	—	(10,038)
Loss on convertible note retirement	—	96	738	96
Non-cash write-off of straight-line rent receivable	1,436	—	1,436	—
Note receivable impairment	413	—	413	—
Recognition of unamortized note receivable commitment fees	—	(922)	(515)	(922)
Adjusted EBITDA	$69,968	$66,237	$137,918	$128,451

Interest expense at contractual rates	$11,414	$10,312	$21,941	$20,345
Principal payments	283	198	568	394
Fixed Charges	$11,697	$10,510	$22,509	$20,739

Fixed Charge Coverage	6.0x	6.3x	6.1x	6.2x

For all periods presented, EBITDA has been adjusted to reflect GAAP interest expense, which excludes amounts capitalized during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on approximately $327,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($223,000,000 at June 30, 2018) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2018, net interest expense would increase or decrease annually by approximately $1,635,000 or $0.04 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	June 30, 2018			December 31, 2017
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[4]
Fixed rate:
Convertible senior notes	$120,000	9.7%	3.25%	$147,575	12.7%	3.25%
Unsecured term loans	650,000	52.5%	3.83%	650,000	56.0%	3.83%
HUD mortgage loans[2]	44,640	3.6%	4.04%	45,047	3.9%	4.04%
Fannie Mae loans	96,206	7.8%	3.94%	96,367	8.3%	3.94%

Variable rate:
Unsecured revolving credit facility	327,000	26.4%	2.96%	221,000	19.1%	2.96%
	$1,237,846	100.0%	3.56%	$1,159,989	100.0%	3.61%

[1] Differs from carrying amount due to unamortized discounts and loan costs.
[2] Includes 10 HUD mortgages; rate is a weighted average inclusive of a mortgage insurance premium
[3] Total is weighted average rate

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of June 30, 2018 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$381,523	$392,157	$371,222
Convertible senior notes	120,000	123,564	125,224	121,927
Fannie Mae loans	96,206	89,679	92,373	87,071
HUD mortgage loans	44,640	44,466	47,567	41,643

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At June 30, 2018, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $146,201,000. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2,770,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $2,847,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of June 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2018.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 15, 2018, East Lake Capital Management LLC and certain related entities, including SH Regency Leasing LLC (“Regency”), filed suit against NHI and NHI-REIT of Axel, LLC (Case No. DC-18-07841 in the District Court of Dallas County, Texas; 95th Judicial District) for injunctive and declaratory relief and, unspecified monetary damages including attorney’s fees. The suit seeks, among other things, to enjoin NHI from making certain references to East Lake in NHI’s public filings. NHI asserts the claims are meritless and intends to vigorously defend itself. Subsequent to the receipt of the filed action, NHI has countersued Regency for declaratory judgment, specific performance, monetary damages, and attorneys’ fees relating to Regency’s alleged defaults under a lease with NHI-REIT of Axel, for, among other things, the failure to provide required financial information under the lease. During the pendency of this litigation, NHI in its public filings will endeavor to refer to tenant-specific names, namely “EL FW Intermediary I, LLC” (for the Watermark continuing care retirement communities) and “SH Regency Leasing, LLC” (for the three Regency assisted living facilities). Management believes that the eventual resolution of this controversy will have no material adverse effect on the Company.

Item 1A. Risk Factors.

During the six months ended June 30, 2018, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, except for the addition of the risk factor that is stated as follows:

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

10.1	Second amendment to 2012 Stock Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement filed March 20, 2018)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	August 6, 2018	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	August 6, 2018	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)