Form 10-Q
period 2018-09-30
NATIONAL HEALTH INVESTORS INC
filed 2018-11-06
CIK 877860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 42,230,851 shares of common stock outstanding of the registrant as of November 2, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets:
Real estate properties:
Land	$200,197	$191,623
Buildings and improvements	2,599,302	2,471,602
Construction in progress	7,890	2,678
	2,807,389	2,665,903
Less accumulated depreciation	(433,484)	(380,202)
Real estate properties, net	2,373,905	2,285,701
Mortgage and other notes receivable, net	155,461	141,486
Cash and cash equivalents	2,638	3,063
Straight-line rent receivable	114,397	97,359
Other assets	24,608	18,212
Total Assets	$2,671,009	$2,545,821

Liabilities and Equity:
Debt	$1,220,135	$1,145,497
Accounts payable and accrued expenses	18,750	16,302
Dividends payable	42,231	39,456
Lease deposit liabilities	21,275	21,275
Deferred income	5,218	1,174
Total Liabilities	1,307,609	1,223,704

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value; 60,000,000 shares authorized;
42,230,851 and 41,532,154 shares issued and outstanding	422	415
Capital in excess of par value	1,336,779	1,289,919
Cumulative net income in excess of dividends	23,686	32,605
Accumulated other comprehensive income (loss)	2,513	(822)
Total Stockholders' Equity	1,363,400	1,322,117
Total Liabilities and Equity	$2,671,009	$2,545,821

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements. The Condensed Consolidated Balance Sheet at December 31, 2017 was derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues:
Rental income	$71,688	$68,204	$210,809	$197,077
Interest income and other	3,227	3,148	9,807	10,499
	74,915	71,352	220,616	207,576
Expenses:
Depreciation	18,153	17,023	53,282	50,006
Interest, including amortization of debt discount and issuance costs	12,374	11,746	36,207	35,139
Legal	371	215	705	417
Franchise, excise and other taxes	245	268	857	802
General and administrative	2,793	2,513	9,727	9,143
Loan and realty losses	—	—	1,849	—
	33,936	31,765	102,627	95,507

Income before investment and other gains and losses	40,979	39,587	117,989	112,069
Investment and other gains	—	—	—	10,088
Loss on convertible note retirement	—	(495)	(738)	(591)
Net income	$40,979	$39,092	$117,251	$121,566

Weighted average common shares outstanding:
Basic	42,187,077	41,108,699	41,808,017	40,681,582
Diluted	42,434,499	41,448,263	41,932,736	40,937,337

Earnings per common share:
Net income per common share - basic	$.97	$.95	$2.80	$2.99
Net income per common share - diluted	$.97	$.94	$2.80	$2.97

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Net income	$40,979	$39,092	$117,251	$121,566
Other comprehensive income (loss):
Change in unrealized gains on securities	—	—	—	(26)
Reclassification for amounts recognized in investment and other gains	—	—	—	(10,038)
Increase (decrease) in fair value of cash flow hedges	401	(290)	2,774	(515)
Reclassification for amounts recognized as interest expense	(27)	695	326	2,129
Total other comprehensive income (loss)	374	405	3,100	(8,450)
Comprehensive income	$41,353	$39,497	$120,351	$113,116

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income	$117,251	$121,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,282	50,006
Amortization of debt issuance costs, debt discounts and prepaids	3,229	4,154
Amortization of commitment fees and note receivable discounts	(625)	(393)
Amortization of lease incentives	240	69
Straight-line rent income	(17,516)	(18,956)
Non-cash interest income on construction loans	(1,257)	(708)
Gain on sale of real estate	—	(50)
Loss on convertible note retirement	738	591
Gain on sale of marketable securities	—	(10,038)
Loan and realty losses	1,849	—
Payment of lease incentives	(3,000)	(2,250)
Non-cash stock-based compensation	2,131	2,270
Change in operating assets and liabilities:
Other assets	(3,664)	(2,575)
Accounts payable and accrued expenses	3,340	2,274
Net cash provided by operating activities	155,998	145,960

Cash flows from investing activities:
Investments in mortgage and other notes receivable	(16,144)	(44,729)
Collections of mortgage and other notes receivable	3,640	30,025
Investments in real estate	(129,558)	(133,251)
Investments in real estate development	—	(9,901)
Investments in renovations of existing real estate	(7,412)	(5,614)
Proceeds from disposition of real estate properties	—	450
Proceeds from sale of marketable securities	—	18,182
Net cash used in investing activities	(149,474)	(144,838)

Cash flows from financing activities:
Proceeds from revolving credit facility	211,000	193,000
Payments on revolving credit facility	(409,000)	(184,000)
Borrowings on term loan	300,000	250,000
Payments on term loans	(854)	(250,593)
Debt issuance costs	(2,113)	(4,149)
Taxes remitted on employee stock awards	(730)	(586)
Proceeds from issuance of common shares	47,893	122,198
Convertible note redemption	(29,985)	(14,312)
Dividends paid to stockholders	(123,160)	(113,586)
Net cash used in financing activities	(6,949)	(2,028)

Decrease in cash and cash equivalents	(425)	(906)
Cash and cash equivalents, beginning of period	3,063	4,832
Cash and cash equivalents, end of period	$2,638	$3,926

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$32,680	$31,414
Supplemental disclosure of non-cash investing and financing activities:
Change in accounts payable related to investments in real estate construction	$568	$1,500
Tenant investment in leased asset	$3,775	$1,250

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Cumulative Net Income in Excess of Dividends	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	41,532,154	$415	$1,289,919	$32,605	$(822)	$1,322,117
Cumulative effect of change in accounting principle	—	—	—	(235)	235	—
Total comprehensive income	—	—	—	117,251	3,100	120,351
Equity component in redemption of convertible notes	—	—	(2,427)	—	—	(2,427)
Issuance of common stock, net	668,072	7	47,886	—	—	47,893
Taxes remitted on employee stock awards	—	—	(730)	—	—	(730)
Shares issued on stock options exercised	30,625	—	—	—	—	—
Non-cash stock-based compensation	—	—	2,131	—	—	2,131
Dividends declared, $3.00 per common share	—	—	—	(125,935)	—	(125,935)
Balances at September 30, 2018	42,230,851	$422	$1,336,779	$23,686	$2,513	$1,363,400

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NATIONAL HEALTH INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

We, the management of National Health Investors, Inc., (“NHI” or the “Company”) believe that the unaudited condensed consolidated financial statements of which these notes are an integral part include all normal, recurring adjustments that are necessary to fairly present the condensed consolidated financial position, results of operations and cash flows of NHI in all material respects. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date. We assume that users of these condensed consolidated financial statements have read or have access to the audited December 31, 2017 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except regarding material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate those contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 have been omitted. This condensed consolidated financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, acquisitions and dispositions, changes in interest rates, rents and the timing of debt and equity financings. For a better understanding of NHI and its condensed consolidated financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”), a copy of which is available at our web site: www.nhireit.com.

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

At September 30, 2018, we held an interest in eight unconsolidated VIEs, and, because we generally lack either directly or through related parties any material input in the activities that most significantly impact their economic performance, we have concluded that NHI is not the primary beneficiary. Accordingly, we account for our transactions with these entities and their subsidiaries at amortized cost.

Our VIEs are summarized below by date of initial involvement. For further discussion of the nature of the relationships, including the sources of our exposure to these VIEs, see the notes to our condensed consolidated financial statements cross-referenced below.

Date	Name	Source of Exposure	Carrying Amount	Maximum Exposure to Loss	Note Reference
2012	Bickford Senior Living	Various[1]	$46,319,000	$75,275,000	Notes 2, 3
2014	Senior Living Communities	Notes and straight-line receivable	$42,105,000	$56,108,000	Notes 2, 3
2014	Life Care Services affiliate	Notes receivable	$57,308,000	$59,772,000	Note 3
2015	Affiliates of East Lake	Straight-line receivable	$4,151,000	$4,151,000	Note 2
2016	Senior Living Management	Notes and straight-line receivable	$26,531,000	$26,531,000	—
2017	Navion Senior Solutions	Straight-line receivable	$553,000	$553,000	—
2017	Evolve Senior Living	Note receivable	$9,923,000	$9,923,000	—
2018	Comfort Care Senior Living	Straight-line receivable	$54,000	$54,000	Note 2
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

NOTE 2. REAL ESTATE

As of September 30, 2018, we owned 219 health care real estate properties located in 33 states and consisting of 143 senior housing communities (“SHO”), 71 skilled nursing facilities (“SNF”), 3 hospitals and 2 medical office buildings. Our senior housing communities include assisted living facilities, senior living campuses, independent living facilities, and entrance-fee communities. These investments (excluding our corporate office of $2,471,000) consisted of properties with an original cost of approximately $2,804,918,000 rented under triple-net leases to 29 lessees.

We acquired the following real estate properties during the nine months ended September 30, 2018 (in thousands):

Operator	Date	Properties	Asset Class	Amount
The Ensign Group	January/May 2018	3	SNF	$43,404
Bickford Senior Living	April 2018	5	SHO	69,750
Comfort Care Senior Living	May 2018	2	SHO	17,140
				$130,294

Ensign

On January 12, 2018, NHI acquired from a developer a 121-bed skilled nursing facility in Waxahachie, Texas for a cash investment of $14,404,000, and in May, we acquired from another developer two 132-bed skilled nursing facilities in Garland and Fort Worth, Texas for a cash investment totaling $29,000,000. Additional consideration of $1,275,000 for the Waxahachie property and $1,250,000 for each of Garland and Ft. Worth were contributed by the lessee, The Ensign Group (“Ensign”). We have capitalized the tenant contributions as a component of the cost of the facilities and have recorded the contributions as deferred revenue, which we are amortizing to revenue over the term of the master lease to which these properties have now been added. The remaining term of the master lease extends through April 2031, plus renewal options. The blended initial lease rate is set at 8.1%, subject to annual escalators based on prevailing inflation rates. The acquisitions were accounted for as an asset purchase and fulfill our commitment to acquire and lease to Ensign four skilled nursing facilities in New Braunfels, Waxahachie, Garland and Fort Worth, Texas.

Comfort Care

On May 31, 2018, NHI acquired two assisted living facilities comprising a total of 106 units in Bridgeport and Saginaw, Michigan for a cash investment of $17,140,000, inclusive of $100,000 in closing costs. We leased the facilities to affiliates of Comfort Care Senior Living (“Comfort Care”) at an initial lease rate of 7.25% with annual escalators adjusted for prevailing inflation rates, subject to a floor and ceiling of 2% and 3%, respectively. The lease provides for an initial six-month cash escrow. With the acquisition, NHI also obtained fair value-based purchase options for two newly constructed facilities operated by Comfort Care, with the purchase option windows to open upon stabilization. The acquisition was accounted for as an asset purchase.

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

Our relationship with the affiliates of East Lake Capital Management (“Affiliates”) consists of our leasehold interests and is considered a variable interest, analogous to a financing arrangement. The Affiliates are structured to limit liability for potential damage claims, are capitalized for that purpose and are considered VIEs within the definition set forth in Note 1. See Note 6 for a discussion of the litigation between East Lake and NHI and the status of our lease with the affiliated entities.

Major Tenants

Bickford

On April 30, 2018, we acquired an assisted living/memory-care portfolio in Ohio and Pennsylvania totaling 320 units and comprised of five facilities, one of which is subject to a ground lease with remaining term, including extensions, of 50 years. The purchase price was $69,750,000, inclusive of $500,000 in closing costs and a $1,750,000 commitment for specified capital improvements which will be added to the lease base upon funding. This portfolio is in a separate master lease with Bickford Senior Living (“Bickford”) which provides for a lease rate of 6.85%, with annual fixed escalators over a term of 15 years plus renewal options, subject to a fair market value rent reset feature available to NHI between years three and five. We accounted for the acquisition as an asset purchase.

As of September 30, 2018, our Bickford portfolio consists of leases with lease expiration dates as follows (in thousands):

	Lease Expiration
	Sep/Oct 2019	June 2023	Sept 2027	May 2031	Apr 2033	Total
Number of Properties	10	13	4	20	5	52
2018 Contractual Rent	$9,264	$11,133	$1,515	$19,872	$3,105	$44,889
Straight Line Rent Adjustment	(617)	588	221	3,813	607	4,612
	$8,647	$11,721	$1,736	$23,685	$3,712	$49,501

Of our total revenues, $12,937,000 (17%) and $10,897,000 (15%) were recognized as rental income from Bickford for the three months ended September 30, 2018 and 2017,respectively, including $1,169,000 and $1,600,000 in straight-line rent income, respectively. Of our total revenues, $36,792,000 (17%) and $30,170,000 (15%) were recognized as rental income from Bickford for the nine months ended September 30, 2018 and 2017, respectively, including $3,541,000 and $3,416,000 in straight-line rent income, respectively.

Senior Living

As of September 30, 2018, we leased nine retirement communities totaling 1,970 units to Senior Living Communities, LLC (“Senior Living”). The 15-year master lease, which began in December 2014, contains two 5-year renewal options and provides for an annual escalator of 4% effective January 1, 2018 and 3% thereafter.

Of our total revenues, $11,469,000 (15%) and $11,431,000 (16%) in rental income were derived from Senior Living for the three months ended September 30, 2018 and 2017, respectively, including $1,359,000 and $1,746,000 in straight-line rent income, respectively. Of our total revenues, $34,374,000 (16%) and $34,293,000 (17%) in rental income were derived from Senior Living for the nine months ended September 30, 2018 and 2017, respectively, including $4,076,000 and $5,238,000 in straight-line rent income, respectively.

Holiday

As of September 30, 2018, we leased 25 independent living facilities to an affiliate of Holiday Retirement (“Holiday”). The 17-year master lease, which began in December 2013, currently provides for a minimum annual escalator of 3.5% through the end of the lease term.

Of our total revenues, $10,954,000 (15%) and $10,954,000 (15%) were derived from Holiday for the three months ended September 30, 2018 and 2017, respectively, including $1,530,000 and $1,849,000 in straight-line rent income, respectively. Of our total revenues, $32,863,000 (15%) and $32,863,000 (16%) were derived from Holiday for the nine months ended September 30, 2018 and 2017, respectively, including $4,591,000 and $5,547,000 in straight-line rent income, respectively. Our tenant operates the facilities pursuant to a management agreement with a Holiday-affiliated manager. As of September 30, 2018, our straight-line rent receivable from Holiday is $43,614,000.

See Note 12 for a discussion of our agreement with Holiday, finalized on November 5, 2018, to modify our existing master lease.

NHC

As of September 30, 2018, we leased 42 facilities under two master leases to National HealthCare Corporation (“NHC”), a publicly-held company and the lessee of our legacy properties. The facilities leased to NHC consist of 3 independent living facilities and 39 skilled nursing facilities (4 of which are subleased to other parties for whom the lease payments are guaranteed to us by NHC). These facilities are leased to NHC under the terms of an amended master lease agreement originally dated October 17, 1991 (“the 1991 lease”) which includes our 35 remaining legacy properties and a master lease agreement dated August 30, 2013 (“the 2013 lease”) which includes 7 skilled nursing facilities acquired from a third party.

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

The following table summarizes the percentage rent income from NHC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Current year	$853	$782	$2,558	$2,345
Prior year final certification[1]	—	—	285	194
Total percentage rent income	$853	$782	$2,843	$2,539
1 For purposes of the percentage rent calculation described in the master lease agreement, NHC’s annual revenue by facility for a given year is certified to NHI by March 31st of the following year.
Of our total revenues, $9,389,000 (13%) and $9,318,000 (13%) were derived from NHC for the three months ended September 30, 2018 and 2017, respectively. Of our total revenues, $28,453,000 (13%) and $28,149,000 (14%) were derived from NHC for the nine months ended September 30, 2018 and 2017, respectively.

The chairman of our board of directors is also a director on NHC’s board of directors. As of September 30, 2018, NHC owned 1,630,462 shares of our common stock.

Other Portfolio Activity

Tenant Transition

We have identified a single-property lease with a tenant in Wisconsin as non-performing. In accordance with our revenue recognition policies, we will recognize future rental income from the lease in the period in which cash is received, approximately $362,000 of which is in arrears at September 30, 2018. Additionally, we are transitioning the lease to a new tenant. As a consequence of this determination, the related straight-line receivable is uncollectible, and, in June 2018, we wrote off the balance of $1,436,000 pertaining to this tenant and included this amount in loan and realty losses for the nine months ended September 30, 2018.

Tenant Non-Compliance

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving mandated lease coverage ratios and working capital. Lease revenues from the tenant and its affiliates comprise less than 4% of our rental income, and the related straight-line rent receivable was approximately $4,332,000 at September 30, 2018. The tenant has maintained its status as current on all rent payments to NHI, and we have made no rent concessions.

Further, we have determined that another of our tenants is in material non-compliance with provisions of our lease regarding mandated coverage ratios and working capital. Lease revenues from the tenant comprise less than 2% of our rental income, and the related straight-line rent receivable was approximately $1,365,000 at September 30, 2018. The tenant has continued to be current on its rent payments to NHI, and we have made no rent concessions.

The defaults mentioned above typically give rise to considerations regarding the impairment or recoverability of the related assets, and we give additional attention to the nature of the defaults’ underlying causes. As of September 30, 2018, our assessment of likely undiscounted cash flows, calculated at the lowest level for which identifiable asset-specific cash flows are largely independent, reveals no impairment on the underlying real estate for either of the non-compliant operations discussed above.

NOTE 3. MORTGAGE AND OTHER NOTES RECEIVABLE

At September 30, 2018, we had net investments in mortgage notes receivable with a carrying value of $112,579,000, secured by real estate and UCC liens on the personal property of 11 facilities, and other notes receivable with a carrying value of $42,882,000, guaranteed by significant parties to the notes or by cross-collateralization of properties with the same owner. No allowance for doubtful accounts was considered necessary at September 30, 2018 or December 31, 2017. Revenue of $3,197,000 and $3,045,000 from mortgage and other notes receivable reported for the three months ended September 30, 2018 and 2017, respectively, is included as interest income in our Condensed Consolidated Statements of Income. Revenue of $9,713,000 and $10,125,000 from mortgage and other notes receivable reported for the nine months ended September 30, 2018 and 2017, respectively, is included as interest income in our Condensed Consolidated Statements of Income.

Bickford

At September 30, 2018, our construction loans to Bickford are summarized as follows:

Commencement	Rate	Maturity	Commitment	Drawn	Location
July 2016	9%	5 years	$14,000,000	$(13,047,000)	Illinois
January 2017	9%	5 years	14,000,000	(10,577,000)	Michigan
January 2018	9%	5 years	14,000,000	(2,238,000)	Virginia
July 2018	9%	5 years	14,700,000	(1,882,000)	Michigan
			$56,700,000	$(27,744,000)

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

Our loans to Bickford represent a variable interest as do our leases which are considered variable interests analogous to financing arrangements. Bickford is structured to limit liability for potential claims for damages, is capitalized to achieve that purpose and is considered a VIE within the definition set forth in Note 1.

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

The loan took the form of two notes under a master credit agreement. The senior note (“Note A”) totals $60,000,000 at a 6.75% interest rate with 10 basis-point escalators after year three, and has a term of 10 years. We have funded $57,536,000 of Note A as of September 30, 2018. Note A is interest-only and is locked to prepayment for three years. Beginning in February 2018, the prepayment penalty started at 5% and will decline 1% annually for five years. Note B was a construction loan for up to $94,500,000 at an annual interest rate of 8% and a five-year maturity and was fully drawn during 2016. We began receiving repayment with new resident entrance fees upon the opening of Phase II during the fourth quarter of 2016. The balance remaining on Note B at December 31, 2017, of $1,953,000 was repaid during the first quarter of 2018, resulting in the recognition of interest income of $515,000 in unamortized commitment fees.

NHI has an option to purchase the entire Timber Ridge property for the greater of a mutually agreed-upon fair market value or $115,000,000 during a window of 120 days that is set to open in February 2019.

Senior Living Communities

In connection with the acquisition in December 2014 of properties leased to Senior Living, we provided a $15,000,000 revolving line of credit, the maturity of which mirrors the 15-year term of the master lease. Borrowings are used to finance construction projects within the Senior Living portfolio, including building additional units. Up to $5,000,000 of the facility may be used to meet general working capital needs. Amounts outstanding under the facility, $997,000 at September 30, 2018, bear interest at an annual rate equal to the prevailing 10-year U.S. Treasury rate, 3.05% at September 30, 2018, plus 6%.

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

Other Loan Activity

During the nine months ended September 30, 2018, we took a direct write-off of $413,000 (included in loan and realty losses) on a non-mortgage receivable with remaining balance of $400,000, secured by personal guarantees.

NOTE 4. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable and other assets	$11,486	$5,187
Regulatory escrows	8,208	8,208
Reserves for replacement, insurance and tax escrows	4,914	4,817
	$24,608	$18,212

Reserves for replacement, insurance and tax escrows include amounts required to be held on deposit in accordance with regulatory agreements governing our Fannie Mae and HUD mortgages.

NOTE 5. DEBT

Debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Convertible senior notes - unsecured (net of discount of $1,582 and $2,637)	$118,418	$144,938
Revolving credit facility - unsecured	23,000	221,000
Bank term loans - unsecured	550,000	250,000
Private placement term loans - unsecured	400,000	400,000
HUD mortgage loans (net of discount of $1,340 and $1,402)	43,093	43,645
Fannie Mae term loans - secured, non-recourse	96,127	96,367
Unamortized loan costs	(10,503)	(10,453)
	$1,220,135	$1,145,497

Aggregate principal maturities of debt as of September 30, 2018 for each of the next five years and thereafter are as follows (in thousands):

Twelve months ended September 30,
2019	$1,176
2020	1,219
2021	121,267
2022	274,316
2023	426,366
Thereafter	409,216
1,233,560
Less: discount	(2,922)
Less: unamortized loan costs	(10,503)
$1,220,135

On September 17, 2018, we executed a $300,000,000 expansion of our bank credit facility, discussed below, whereby our total unsecured credit facility consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan matures in September 2023. As of September 30, 2018, we had $527,000,000 available to draw on our revolving credit facility.

The revolving facility fee is currently 20 basis points per annum, and based on our current leverage ratios, the facility presently provides for floating interest on the revolver and the term loans at 30-day LIBOR plus 115 and a blended 127 bps, respectively. At September 30, 2018 and September 30, 2017, 30-day LIBOR was 226 and 123 bps, respectively. Within the facility, the employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility and newly issued term loan of $300,000,000 exposed to interest rate risk through April 2019, when our $40,000,000 swap expires. Our swaps and the financial instruments to which they relate are described in the table below, under the caption “Interest Rate Swap Agreements.”

Generally, the new September 2018 term loan is subject to the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement.

Our current interest spreads and facility fee reflect our leverage-ratio compliance, measuring debt to “total asset value,” at a level between 0.35 and 0.40, as defined by the 2017 and 2018 credit facility agreements. The agreements further require that we calculate specified financial statement metrics and meet or exceed a variety of leverage ratios that are usual and customary in nature. These ratios are calculated quarterly and have been within required limits of our credit agreements.

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
$400,000

Except for specific debt-coverage ratios, covenants pertaining to our private placement term loans having face value of $400,000,000 as of September 30, 2018, are generally conformed with those governing our credit facility.

In March 2014 we issued $200,000,000 of 3.25% senior unsecured convertible notes due April 2021 (the “Notes”) with interest payable April 1st and October 1st of each year. The Notes were convertible at an initial rate of 13.93 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $71.81 per share for a total of approximately 2,785,200 underlying shares. The conversion rate is subsequently adjusted upon each occurrence of certain events, as defined in the indenture governing the Notes, including the payment of dividends at a rate exceeding that prevailing in 2014. The conversion option was accounted for as an “optional net-share settlement conversion feature,” meaning that upon conversion, NHI’s conversion obligation may be satisfied, at our option, in cash, shares of common stock or a combination of cash and shares of common stock. Because we have the ability and intent to settle the convertible securities in cash upon exercise, we use the treasury stock method to account for potential dilution.

During the nine months ended September 30, 2018, we undertook targeted open-market repurchases of certain of our convertible notes. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by fair valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, is treated as settlement of equity and adjusted through our capital in excess of par account.

A roll-forward of our note balances, including the effect of period amortization, net of issuance costs, is presented below:

	December 31, 2017	Cash Paid	Amortization	September 30, 2018
Face Amount	$147,575	$(27,575)	$—	$120,000
Discount	(2,637)	$458	$597	(1,582)
Issuance Costs	(1,752)	$297	$415	(1,040)
Carrying Value	$143,186			$117,378

Total expenditures of $29,985,000 include paid amounts of $27,558,000 allocated to the note retirement with the remaining expenditure of $2,427,000 allocated to capital in excess of par. A loss of $738,000 for the nine months ended September 30, 2018, resulted from the excess of cash expenditures over the book value of the notes retired, net of discount and issuance costs. No notes were retired during the three months ended September 30, 2018.

As of September 30, 2018, our senior unsecured convertible notes were convertible at a rate of 14.37 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $69.57 per share for a total of 1,724,900 remaining underlying shares. For the nine months ended September 30, 2018, dilution resulting from the conversion option within our convertible debt is 57,802 shares. If NHI’s current share price increases above the adjusted $69.57 conversion price, further dilution will be attributable to the conversion feature. On September 30, 2018, the value of the convertible debt, computed as if the debt were immediately eligible for conversion, exceeded its face amount by $10,385,000.

We may continue from time to time to seek to retire or purchase some of our outstanding convertible notes through cash open market purchases, privately-negotiated transactions or otherwise. As with our 2018 repurchases, amounts and timing of further repurchases or exchanges, if any, will be dependent on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Our HUD mortgage loans are secured by ten Bickford-operated properties having a net book value of $51,296,000 at September 30, 2018. Nine mortgage notes require monthly payments of principal and interest from 4.3% to 4.4% (inclusive of mortgage insurance premium) and mature in August and October 2049. One additional HUD mortgage loan assumed in 2014 requires monthly payments of principal and interest of 2.9% (inclusive of mortgage insurance premium) and matures in October 2047.

In connection with our November 2017 acquisition of a property in Tulsa, we assumed a Fannie Mae mortgage loan which amortizes through 2025 when a balloon payment will be due, is subject to prepayment penalties until 2024, bears interest at a rate of 4.6%, and has a remaining balance of $18,043,000 at September 30, 2018.

In March 2015 we obtained $78,084,000 in Fannie Mae financing. The term debt financing consists of interest-only payments at an annual rate of 3.79% and a 10-year maturity. The mortgages are non-recourse and secured by thirteen properties leased to Bickford. These notes, together with the Fannie Mae debt assumed in connection with the 2017 Tulsa acquisition mentioned above, are secured by facilities having a net book value of $139,053,000 at September 30, 2018.

The following table summarizes interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest expense on debt at contractual rates	$11,637	$10,225	$33,579	$30,570
Losses (gains) reclassified from accumulated other
comprehensive income (loss) into interest expense	(27)	695	325	2,129
Ineffective portion of cash flow hedges	—	(350)	—	(350)
Capitalized interest	(50)	(301)	(122)	(462)
Charges taken on restructuring credit facility	—	584	—	584
Amortization of debt issuance costs and debt discount	814	893	2,425	2,668
Total interest expense	$12,374	$11,746	$36,207	$35,139

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

During the next twelve months, approximately $1,153,000 of gains, which are included in accumulated other comprehensive income (loss), are projected to be reclassified into earnings. As of September 30, 2018, we employ the following interest rate swap contracts to mitigate our interest rate risk on the $250,000,000 term loan (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$214
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$917
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$1,380

If the fair value of the hedge is an asset, we include it in our Condensed Consolidated Balance Sheets among other assets, and, if a liability, as a component of accrued expenses. See Note 10 for fair value disclosures about our interest rate swap agreements. Net asset/(liability) balances for our hedges included in accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets on September 30, 2018 and December 31, 2017 were $2,511,000 and $(588,000), respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we enter into a variety of commitments, typical of which are those for the funding of revolving credit arrangements, construction and mezzanine loans to our operators to conduct expansions and acquisitions for their own account, and commitments for the funding of construction for expansion or renovation to our existing properties under lease. In our leasing operations, we offer to our tenants and to sellers of newly-acquired properties a variety of inducements which originate contractually as contingencies but which may become commitments upon the satisfaction of the contingent event. Contingent payments earned will be included in the respective lease bases when funded. The tables below summarize our existing, known commitments and contingencies at September 30, 2018, according to the nature of their impact on our leasehold or loan portfolios.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(57,536,000)	$2,464,000
Bickford Senior Living	SHO	Construction	56,700,000	(27,744,000)	28,956,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(997,000)	14,003,000
			$131,700,000	$(86,277,000)	$45,423,000

See Note 3 for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2018. Funding of the commitments for construction is made monthly based on inspection of work performed.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
EL FW Intermediary I, LLC	SHO	Renovation	$8,937,000	$(8,937,000)	$—
Bickford Senior Living	SHO	Renovation	4,150,000	(1,647,000)	2,503,000
Senior Living Communities	SHO	Renovation	6,830,000	(2,413,000)	4,417,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
Woodland Village	SHO	Renovation	7,450,000	(4,480,000)	2,970,000
Chancellor Health Care	SHO	Construction	62,000	(62,000)	—
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$28,579,000	$(17,539,000)	$11,040,000

As discussed in Note 2, we have satisfied our obligation to purchase skilled nursing facilities in Texas which had been leased to Legend and subleased to Ensign. Our commitment to fund renovations for EL FW Intermediary I, LLC, originally scheduled for up to $10,000,000, has expired. Our commitment to fund up to $650,000 in construction for Chancellor has expired.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(6,250,000)	$3,750,000
Bickford Senior Living	SHO	Incentive Loan Draws	8,000,000	(250,000)	7,750,000
SH Regency Leasing, LLC	SHO	Lease Inducement	8,000,000	—	8,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$36,850,000	$(6,500,000)	$30,350,000

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

For a discussion of incentive loan draws of $8,000,000 available to Bickford related to our development loans in Illinois, Michigan and Virginia, see Note 3.

In connection with our July 2015 lease to SH Regency of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics. The inducements are assessed as not probable of payment, and we have not recorded them on our condensed consolidated balance sheets as of September 30, 2018. Not included in the above table is a seller earnout of $750,000, which is recorded on our condensed consolidated balance sheets within accounts payable and accrued expenses.

Litigation

On June 15, 2018, East Lake Capital Management LLC and certain related entities, including SH Regency Leasing LLC (“Regency”), filed suit against NHI and NHI-REIT of Axel, LLC (Case No. DC-18-07841 in the District Court of Dallas County, Texas; 95th Judicial District) for injunctive and declaratory relief and, unspecified monetary damages including attorney’s fees. The suit seeks, among other things, to enjoin NHI from making certain references to East Lake in NHI’s public filings. NHI asserts the claims are meritless and intends to vigorously defend itself. Subsequent to the receipt of the filed action, NHI has countersued Regency for declaratory judgment, specific performance, monetary damages, and attorneys’ fees relating to Regency’s alleged defaults under a lease with NHI-REIT of Axel, for, among other things, the failure to provide required financial information under the lease. During the pendency of this litigation, NHI in its public filings will endeavor to refer to tenant-specific names, namely “EL FW Intermediary I, LLC” (for the Watermark continuing care retirement communities) and “SH Regency Leasing, LLC” (for the three Regency assisted living facilities). Management believes that the eventual resolution of this controversy will have no material adverse effect on the Company. For the nine months ended September 30, 2018, we collected $3,829,000 in rent payments from SH Regency Leasing, LLC.

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

NOTE 8. STOCK-BASED COMPENSATION

We recognize stock-based compensation for all stock options granted over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model. All restricted stock granted (if any) is recognized over the requisite service period using the market value of our publicly-traded common stock on the date of grant.

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

As of September 30, 2018, there were 891,668 shares available for future grants under the 2012 Plan.

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

Compensation expense is only recognized for the awards that ultimately vest. Accordingly, forfeitures that were not expected will result in the reversal of previously recorded compensation expense. Non-cash compensation expense reported for the three months ended September 30, 2018 and 2017 was $337,000 and $405,000, respectively. Non-cash compensation expense reported for the nine months ended September 30, 2018 and 2017 was $2,131,000 and $2,270,000, respectively. Non-cash compensation expense is included in general and administrative expense in the Condensed Consolidated Statements of Income.

At September 30, 2018, we had, net of expected forfeitures, $945,000 of unrecognized compensation cost related to unvested stock options which is expected to be expensed over the following periods: 2018 - $359,000, 2019 - $528,000 and 2020 - $58,000.

The weighted average fair value per share of options granted during the nine months ended September 30, 2018 and 2017 was $4.49 and $5.75, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017
Dividend yield	6.5%	5.3%
Expected volatility	19.4%	19.8%
Expected lives	2.9 years	2.9 years
Risk-free interest rate	2.39%	1.49%

The following table summarizes our outstanding stock options:

	Nine Months Ended
	September 30,
	2018	2017
Options outstanding January 1,	859,182	541,679
Options granted under 2012 Plan	560,000	495,000
Options exercised under 2012 Plan	(241,669)	(155,829)
Options forfeited under 2012 Plan	(30,001)	(6,668)
Options exercised under 2005 Plan	(6,668)	(15,000)
Options outstanding, September 30,	1,140,844	859,182

Exercisable at September 30,	697,490	465,831

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

The following table summarizes the average number of common shares and the net income used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$40,979	$39,092	$117,251	$121,566

BASIC:
Weighted average common shares outstanding	42,187,077	41,108,699	41,808,017	40,681,582

DILUTED:
Weighted average common shares outstanding	42,187,077	41,108,699	41,808,017	40,681,582
Stock options	98,269	74,769	66,917	69,210
Convertible subordinated debentures	149,153	264,795	57,802	186,545
Weighted average dilutive common shares outstanding	42,434,499	41,448,263	41,932,736	40,937,337

Net income per common share - basic	$.97	$.95	$2.80	$2.99
Net income per common share - diluted	$.97	$.94	$2.80	$2.97

Incremental shares excluded since anti-dilutive:
Net share effect of stock options with an exercise price in excess of the average market price for our common shares	615	403	31,616	760
Regular dividends declared per common share	$1.00	$.95	$3.00	$2.85

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial assets and liabilities measured at fair value (based on the hierarchy of the three levels of inputs described in Note 1 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K) on a recurring basis have included marketable securities, derivative financial instruments and contingent consideration arrangements. Derivative financial instruments include our interest rate swap agreements. Contingent consideration arrangements relate to certain provisions of recent real estate purchase agreements involving asset acquisitions.

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

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurement
	Balance Sheet Classification	September 30, 2018	December 31, 2017
Level 2
Interest rate swap asset	Other assets	$2,511	$159
Interest rate swap liability	Accounts payable and accrued expenses	$—	$747

Carrying amounts and fair values of financial instruments that are not carried at fair value at September 30, 2018 and December 31, 2017 in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	Carrying Amount		Fair Value Measurement
	2018	2017	2018	2017
Level 2
Fixed rate debt	$653,524	$679,855	$632,668	$679,385

Level 3
Mortgage and other notes receivable	$155,461	$141,486	$151,202	$140,049

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

Carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts at September 30, 2018 and December 31, 2017, due to the predominance of floating interest rates, which generally reflect market conditions.

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

In February 2016 the FASB issued ASU 2016-02, Leases, which has been codified under Topic 842. Public companies will be required to apply ASU 2016-02 for all accounting periods beginning after December 15, 2018. Early adoption is permitted. All leases with lease terms greater than one year will be recognized in the balance sheet by lessees under Topic 842, including existing leases in place. The principal difference between Topic 842 and previous guidance is that, for lessees, lease assets and lease liabilities arising from operating leases will be recognized in the balance sheet. While the accounting applied by a lessor is largely unchanged from that applied under previous GAAP, changes have been made to align i) certain lessor and lessee accounting guidance, and ii) key aspects of the lessor accounting model with the revenue recognition guidance in Topic 606, Revenue from Contracts with Customers, which we adopted January 1, 2018. Under Topic 842 and unlike prior GAAP, a buyer-lessor in a sale-leaseback transaction will be required to apply the sale and leaseback guidance to determine whether the transaction qualifies as a sale. Topic 842 includes provisions which generally conform with Topic 606, and the presence of a lessee purchase option on real estate in a sale and leaseback transaction will result in recording the transaction as a financing that would otherwise meet the requirements for lease accounting under previous guidance. As a result, NHI may explore different structures to continue to apply lease accounting rather than record a financing similar to a long-term note. The accounting treatment for sale-leaseback transactions will mirror the guidance for lessees which may result in a financing transaction.

The Company will continue to evaluate the impact of Topic 842 on our consolidated financial statements. In April 2018, the Company entered into a ground lease in connection with its acquisition of certain real estate assets. In accordance with current standards under Topic 840, we have accounted for the lease as an operating lease. As the lessee, under transition accounting on the adoption of Topic 842 in 2019, we expect to elect     the package of practical expedients that allow the continuation of accounting for this lease as an operating lease. We expect little balance sheet impact from the adoption of ASU 2016-02. Consistent with present standards, upon the adoption of ASU 2016-02, NHI will continue to account for lease revenue on a straight-line basis for most leases. Also consistent with NHI’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized. While we have made steady progress in evaluating the extent to which adopting the provisions of ASU 2016-02 in 2019 will affect NHI, we cannot yet ascertain with accuracy what the effect of grossing up revenues and expenses will have on our presentation of operations. In July 2018 the FASB issued ASU 2018-11 Leases - Targeted Improvements, which provides an alternative adoption method at the transition date, allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings upon adoption. We continue to study alternative methods by which NHI will adopt ASU 2016-02.
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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, generally by requiring the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods. The adoption of ASU 2016-18, effective January 1, 2018, did not have a material effect on our consolidated financial statements.

In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which is available for early adoption in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. On January 1, 2018, we adopted ASU 2017-12, among whose provisions is a change in the timing and income statement line item for ineffectiveness related to cash flow hedges. The transition method is a modified retrospective approach that requires the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that we adopt the update. The primary provision in the ASU requiring an adjustment to our beginning consolidated retained earnings in 2018 is the change in timing and income statement line item for ineffectiveness related to cash flow hedges. In applying the transition guidance provided in the ASU, as of January 1, 2018, cumulative ineffectiveness of $235,000 as adjusted for any prior off-market cashflow hedges was reclassified out of beginning retained earnings and into accumulated other comprehensive income (loss).

NOTE 12. SUBSEQUENT EVENT

Holiday

On November 5, 2018, we reached an Amendment to Master Lease and Termination of Guaranty (“Agreement”) with our third largest tenant, Holiday, on an extension to and modifications of their existing lease. The settlement of obligations under the 2013 lease will result in value to NHI of $65,762,000 in cash and other specified consideration, the composition of which will be at our election and subject to completion of our diligence. We may elect to receive a portion of the settlement in additional independent living facilities whose cash rent would reflect current market rates as stipulated to by the parties to the Agreement.

Assuming we do not elect to receive part of the consideration in the form of an additional independent living facility, under the Agreement our new lease with Holiday would provide for a combined initial annual lease payment of $31,500,000 for 25 properties, effective January 1, 2019, with variable escalators beginning November 1, 2020, and each November 1 thereafter through the lease term ending on December 31, 2035, the escalators having a floor of 2% and a cap of 3%. The new lease is to be secured by one-half the $21,275,000 deposit collected under the 2013 lease and will be subject to credit enhancements by Holiday’s parent. Contractual rent under the original lease was scheduled to be $39,014,000 in 2019.

Regency

In response to ongoing litigation with East Lake Capital Management LLC and certain related entities, including SH Regency Leasing LLC (“Regency”) described more fully in Note 6, we filed suit in state courts in Indiana (Case No. 49D14-1810-PL-042742, Marion Superior Court, Civil Division 14), North Carolina (Case No. 18CVM 26763, The General Court of Justice District Court Division, Mecklenburg County) and Tennessee (Case No.18-1162-II, Chancery Court for Davidson County, Nashville Division). On October 23, 2018, we entered motions calling for the immediate appointment of a receiver and for pre-judgment possession, hearing, and bond. The motions alleged, among other things, that the tenant had failed to meet the required coverage ratio under the lease, had failed to make any curative shortfall deposits, and had failed to provide documents, reports and other information required under the lease. A hearing on these and counter-party motions is set for mid-November.

As of September 30, 2018, based on our assessment of likely undiscounted cash flows we determined there was no need for an impairment charge on the related land, building and improvements. Our determination to press for a tenant transition was arrived at only with the failure, in October 2018, of alternative solutions. With the judicial impasse, we continue to collect scheduled rent as due, and our ability to evict the tenant has been placed beyond our legal recourse. We have continued to record straight-line receivables, totaling $1,820,000 as of September 30, 2018. Should the stream of rental payments ultimately fail and/or should our power of eviction under the lease be eventually upheld, subsequent write-off of the receivables would be considered probable.

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

Portfolio

As of September 30, 2018, we had investments in real estate and mortgage and other notes receivable involving 230 facilities located in 33 states. These investments involve 150 senior housing properties, 75 skilled nursing facilities, 3 hospitals, 2 medical office buildings and other notes receivable. These investments (excluding our corporate office of $2,471,000) consisted of properties with an original cost of approximately $2,804,918,000, rented under triple-net leases to 29 lessees, and $155,461,000 aggregate net carrying value of mortgage and other notes receivable due from 11 borrowers.

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

The following tables summarize our investments in real estate and mortgage and other notes receivable as of September 30, 2018 (dollars in thousands):

Real Estate Properties	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Senior Housing - Need-Driven
Assisted Living	93	4,618		$58,881	26.7%	$852,613
Senior Living Campus	10	1,323		12,535	5.7%	162,157
Total Senior Housing - Need-Driven	103	5,941		71,416	32.4%	1,014,770
Senior Housing - Discretionary
Independent Living	30	3,412		36,840	16.7%	551,211
Entrance-Fee Communities	10	2,363		38,124	17.3%	601,261
Total Senior Housing - Discretionary	40	5,775		74,964	34.0%	1,152,472
Total Senior Housing	143	11,716		146,380	66.4%	2,167,242
Medical Facilities
Skilled Nursing Facilities	71	9,198		57,935	26.3%	571,219
Hospitals	3	181		5,993	2.7%	55,971
Medical Office Buildings	2	88,517	*	501	0.2%	10,486
Total Medical Facilities	76			64,429	29.2%	637,676
Total Real Estate Properties	219			$210,809	95.6%	$2,804,918

Mortgage and Other Notes Receivable
Senior Housing - Need-Driven	6	376		$2,740	1.2%	$47,668
Senior Housing - Discretionary	1	400		3,391	1.6%	57,308
Medical Facilities	4	270		520	0.2%	7,603
Other Notes Receivable	—	—		3,062	1.4%	42,882
Total Mortgage and Other Notes Receivable	11	1,046		9,713	4.4%	155,461
Total Portfolio	230			$220,522	100.0%	$2,960,379

Portfolio Summary	Properties	Beds/Sq. Ft.*		Revenue	%	Investment
Real Estate Properties	219			$210,809	95.6%	$2,804,918
Mortgage and Other Notes Receivable	11			9,713	4.4%	155,461
Total Portfolio	230			$220,522	100.0%	$2,960,379

Summary of Facilities by Type
Senior Housing - Need-Driven
Assisted Living	99	4,994		$61,621	27.9%	$900,280
Senior Living Campus	10	1,323		12,535	5.7%	162,157
Total Senior Housing - Need-Driven	109	6,317		74,156	33.6%	1,062,437
Senior Housing - Discretionary
Entrance-Fee Communities	11	2,763		41,514	18.9%	658,570
Independent Living	30	3,412		36,841	16.7%	551,211
Total Senior Housing - Discretionary	41	6,175		78,355	35.6%	1,209,781
Total Senior Housing	150	12,492		152,511	69.2%	2,272,218
Medical Facilities
Skilled Nursing Facilities	75	9,468		58,455	26.5%	578,822
Hospitals	3	181		5,993	2.7%	55,971
Medical Office Buildings	2	88,517	*	501	0.2%	10,486
Total Medical	80			64,949	29.4%	645,279
Other	—			3,062	1.4%	42,882
Total Portfolio	230			$220,522	100.0%	$2,960,379

Portfolio by Operator Type
Public	73			$54,271	24.6%	$531,456
National Chain (Privately-Owned)	27			34,727	15.7%	521,139
Regional	122			127,807	58.0%	1,846,822
Small	8			3,717	1.7%	60,962
Total Portfolio	230			$220,522	100.0%	$2,960,379

For the nine months ended September 30, 2018, operators of facilities which provided more than 3% of our total revenues were (in alphabetical order): Bickford Senior Living; Chancellor Health Care; The Ensign Group; Health Services Management; Holiday Retirement; National HealthCare Corporation; and Senior Living Communities.

As of September 30, 2018, our average effective annualized rental income was $8,769 per bed for skilled nursing facilities, $12,537 per unit for senior living campuses, $17,717 per unit for assisted living facilities, $14,424 per unit for independent living facilities, $21,530 per unit for entrance-fee communities, $44,150 per bed for hospitals, and $7 per square foot for medical office buildings.

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

Following three 25 basis point increases in 2017, the Federal Open Market Committee of the Federal Reserve announced an increase in its benchmark federal funds rate by 25 basis points on March 21, 2018 and another 25 basis point increase on September 26, 2018. At the same time, the Committee held steady in its projection of one more rate increase in 2018. As inflation is expected to rise, officials said they expect a total of three increases in 2019. However, the actual path the federal funds rate takes will depend on the changing economic outlook as informed by incoming data. The anticipation of past and further increases in the federal funds rate in 2018 and beyond has been a primary source of much volatility in REIT equity markets. As a result, there will be pressure on the spread between our cost of capital and the returns we earn. We expect that pressure to be partially mitigated by market forces that would tend to result in higher capitalization rates for healthcare assets and higher lease rates indicative of historical levels. Our cost of capital has increased over the past year as we transition some of our short term revolving borrowings into debt instruments with longer maturities and fixed interest rates. Managing long-term risk involves trade-offs with the competing alternative goal of maximizing short-term profitability. Our intention is to strike an appropriate balance between these competing interests within the context of our investor profile. As interest rates rise, our share price may decline as investors adjust prices to reflect a dividend yield that is sufficiently in excess of a risk-free rate.

For the nine months ended September 30, 2018, approximately 26% of our revenue was derived from operators of our skilled nursing facilities that receive a significant portion of their revenue from governmental payors, primarily Medicare and Medicaid. Such revenues are subject annually to statutory and regulatory changes and in recent years have been reduced due to federal and state budgetary pressures. Over the past five years, we have selectively diversified our portfolio by directing a significant portion of our investments into properties which rely primarily on private pay sources (assisted living and memory care facilities, senior living campuses, independent living facilities and entrance-fee communities) rather than on Medicare and Medicaid reimbursement. We will occasionally acquire skilled nursing facilities in good physical condition with a proven operator and strong local market fundamentals, because diversification implies a periodic rebalancing, but our recent investment focus has been on acquiring need-driven and discretionary senior housing assets.

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

We manage our business with a goal of (a) increasing normalized Adjusted Funds From Operations (“AFFO”) by at least 5% per share annually, and (b) increasing the regular annual dividends paid to shareholders by at least 5% per share. Our Board of Directors approves a regular quarterly dividend, which is reflective of expected taxable income on a recurring basis. Infrequent and non-recurring transactions that generate additional taxable income have been distributed to shareholders in the form of special dividends. Taxable income is determined in accordance with the Internal Revenue Code and differs from net income for financial statements purposes determined in accordance with U.S. generally accepted accounting principles. Our goal of increasing annual dividends requires a careful balance between identification of high-quality lease and mortgage assets in which to invest and the cost of our capital with which to fund such investments. We consider the competing features of short and long-term debt (interest rates, maturities and other terms) versus the higher cost of new equity. We accept some level of risk associated with leveraging our investments. We intend to continue to make new investments that meet our underwriting criteria and where the spreads over our cost of capital will generate sufficient returns to our shareholders.

Our projected dividends for the current year and actual dividends for the two preceding years are as follows:

2018[1]	2017	2016
$4.00	$3.80	$3.60
1 Based on $1.00 per common share for the three quarters
of 2018, annualized

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

We calculate our fixed charge coverage ratio as approximately 6.1x for the nine months ended September 30, 2018 (see our discussion of Adjusted EBITDA and a reconciliation to our net income on page 50). Our consolidated net debt to Adjusted EBITDA ratio is approximately 4.2x for the three months ended September 30, 2018 on an annualized basis (in thousands):

Consolidated Total Debt	$1,220,135
Less: cash and cash equivalents	(2,638)
Consolidated Net Debt	$1,217,497

Adjusted EBITDA	$71,751
Annualizing Adjustment	215,253
	$287,004

Consolidated Net Debt to Annualized Adjusted EBITDA	4.2	x

According to the Administration on Aging (“AoA”) of the US Department of Health and Human Services, in 2016, the latest year for which data is available, 49.2 million people were age 65 or older in the United States (a 33% increase over the last ten years). Census estimates showed that, by 2040, those 65 or older are expected to constitute 21.7% of the population. The population aged 85 and above is projected to rise from 6.4 million in 2016 to 14.6 million in the US by 2040 (a 129% increase).

Per the AoA, in 2015, the median value of homes owned by older homeowners age 75 and over was $150,000 (with a median purchase price of $53,000). In comparison, the median home value of all homeowners was $180,000. Of the 11.9 million households headed by persons age 75 and over in 2015, 76% were owners. About 78% of these older homeowners in 2015 owned their homes free and clear. Home ownership provides the elderly with greater freedom to choose their lifestyles.

Equipped with the basics of financial security, many will be economically able to enter the market for senior housing. These strong demographic trends provide the context for continued growth in senior housing in 2018 and the years ahead. We plan to fund any new real estate and mortgage investments during the remainder of 2018 using our liquid assets and debt financing. As the weight of additional debt resulting from new acquisitions suggests the need to rebalance our capital structure, we would then expect to access the capital markets through an at-the-market (“ATM”) or other equity offering. Our disciplined investment strategy implemented through measured increments of debt and equity sets the stage for access to capital at the lowest possible rates, annual dividend growth, continued low leverage, a portfolio of diversified, high-quality assets, and business relationships with experienced operators whom we make our priority, continue to be the key drivers of our business plan.

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

Major Tenants

As discussed in Note 2 to the condensed consolidated financial statements, we have four operators from whom we individually derive at least 10% of our rental income as follows (dollars in thousands):

			Rental Income
		Investment	Nine Months Ended September 30,				Lease
	Asset Class	Amount	2018		2017		Renewal
Holiday Retirement	ILF	$493,378	$32,863	16%	$32,863	17%	2031
Senior Living Communities	EFC	549,487	34,374	16%	34,293	18%	2029
National HealthCare Corporation	SNF	171,297	28,453	13%	28,149	14%	2026
Bickford Senior Living	ALF	530,240	36,792	18%	30,170	15%	Various
All others	Various	1,060,516	78,327	37%	71,602	36%	Various
		$2,804,918	$210,809		$197,077

Straight-line rent of $4,591,000 and $5,547,000 was recognized from the Holiday lease for the nine months ended September 30, 2018 and 2017, respectively. Straight-line rent of $4,076,000 and $5,238,000 was recognized from the Senior Living lease for the nine months ended September 30, 2018 and 2017, respectively. Straight-line rent of $3,541,000 and $3,416,000 was recognized from the Bickford leases for the nine months ended September 30, 2018 and 2017, respectively. For NHC, rent escalations are based on a percentage increase in revenue over a base year and do not give rise to non-cash, straight-line rental income.

Our operators report to us the results of their operations on a periodic basis, which we in turn subject to further analysis as a means of monitoring potential concerns within our portfolio. We have identified EBITDARM (earnings before interest, taxes, depreciation, amortization, rent and management fees) as the most elemental barometer of success for our tenants, based on results they have reported to us. As a property level measure of our operators’ success, we believe EBITDARM is useful in our most fundamental analyses, as it is a property level measure of our operators’ success, by eliminating the effects of the operator’s method of acquiring the use of its assets (interest and rent), its non-cash expenses (depreciation and amortization), expenses that are dependent on its level of success (income taxes), and also excluding the effect of the operator’s payment of its management fees, as typically those fees are contractually subordinate to our lease payment. For operators of our entrance fee communities, our calculation of EBITDARM includes other cash flow adjustments typical of the industry which may include, but are not limited to, net cash flows from entrance fees; amortization of deferred entrance fees; adjustments for tenant rent obligations, depreciation and amortization; and management fee true-ups. The eliminations and adjustments reflect covenants in our leases and provide a comparable basis for assessing our various relationships

We believe that EBITDARM is a useful way to analyze the cash potential of a group of assets. From EBITDARM we calculate a lease coverage ratio (EBITDARM/Cash Rent), measuring the ability of the operator to meet its monthly rental obligation. In addition to EBITDARM and the lease coverage ratio, we rely on, a careful balance sheet analysis, and other analytical procedures to help us identify potential areas of concern relative to our operators’ ability to generate sufficient liquidity to meet their obligations, including their obligation to continue to pay the rent due to us.

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

For this reporting period, we have excluded results from SH Regency Leasing, LLC, as noted below under the heading Other Portfolio Activity.

The results by asset type are presented below on a trailing twelve-month basis, as of June 30, 2018 and 2017 (the most recent periods available):

EBITDARM / Cash Rent Twelve Months Ended June 30, 2018
	Bickford		Senior Living		Holiday		NHC		All Other		Total
Discretionary	—		1.27	x	1.18	x	—		2.21	x	1.29	x
Need-Driven	1.12	x	—		—		—		1.11	x	1.11	x
Total SHO	1.12	x	1.27	x	1.18	x	—		1.24	x	1.20	x
Skilled Nursing	—		—		—		3.59	x	1.53	x	2.54	x
Hospitals	—		—		—		—		1.90	x	1.90	x
Medical Office	—		—		—		—		3.48	x	3.48	x
Total Lease Portfolio	1.12	x	1.27	x	1.18	x	3.59	x	1.44	x	1.64	x

EBITDARM / Cash Rent Twelve Months Ended June 30, 2017
	Bickford		Senior Living		Holiday		NHC		All Other		Total
Discretionary	—		1.32	x	1.17	x	—		2.03	x	1.30	x
Need-Driven	1.16	x	—		—		—		1.20	x	1.18	x
Total SHO	1.16	x	1.32	x	1.17	x	—		1.29	x	1.24	x
Skilled Nursing	—		—		—		3.60	x	1.40	x	2.49	x
Hospitals	—		—		—		—		2.24	x	2.24	x
Medical Office	—		—		—		—		6.91	x	6.91	x
Total Lease Portfolio	1.16	x	1.32	x	1.17	x	3.60	x	1.48	x	1.68	x

Number of Properties
	Bickford		Senior Living		Holiday		NHC[1]		All Other		Total
Discretionary	—		9		25		—		3		37
Need-Driven	48		—		—		—		48		96
Total SHO	48		9		25		—		51		133
Skilled Nursing	—		—		—		42		30		72
Hospitals	—		—		—		—		3		3
Medical Office	—		—		—		—		2		2
Total Lease Portfolio	48		9		25		42		86		210
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
				$158,994

Ensign

On January 12, 2018, NHI acquired from a developer a 121-bed skilled nursing facility in Waxahachie, Texas for a cash investment of $14,404,000, and on May 9, 2018, we acquired from another developer two 132-bed skilled nursing facilities in Garland and Fort Worth, Texas for a cash investment totaling $29,000,000. Additional consideration of $1,275,000 for the Waxahachie property and $1,250,000 for each of Garland and Ft. Worth were contributed by the lessee, The Ensign Group (“Ensign”). We have capitalized the tenant contributions as a component of the cost of the facilities and have recorded the related lease incentive as deferred revenue, which we are amortizing to revenue over the term of the master lease to which these properties have now been added. The master lease has a remaining term extending through April 2031 and provides for renewal options. The blended initial lease rate is set at 8.1% subject to annual escalators based on prevailing inflation rates. The acquisitions were accounted for as asset purchases and fulfills our commitment to acquire and lease to Ensign four skilled nursing facilities in New Braunfels, Waxahachie, Garland and Fort Worth, Texas.

Comfort Care

On May 31, 2018, NHI acquired two assisted living facilities comprising a total of 106 units in Bridgeport and Saginaw, Michigan for a cash investment of $17,140,000, inclusive of $100,000 in closing costs. We leased the facilities to affiliates of Comfort Care Senior Living (“Comfort Care”) at an initial lease rate of 7.25% with escalators adjusted for prevailing inflation rates, subject to a floor and ceiling of 2% and 3%, respectively. The lease provides for an initial six-month escrow and a term of fifteen years.

Bickford

On April 30, 2018, we acquired an assisted living/memory-care portfolio in Ohio and Pennsylvania totaling 320 units and comprising five facilities, one of which is subject to a ground lease with remaining term, including extensions, of 50 years. The purchase price was $69,750,000, inclusive of $500,000 in closing costs and $1,750,000 in specified capital improvements, which will be added to the lease base upon funding. We included this portfolio in a separate master lease with Bickford Senior Living (“Bickford”) which provides for a lease rate of 6.85%, with annual fixed escalators over a term of 15 years plus renewal options, subject to a fair market value rent reset feature available to NHI between years three and five. We accounted for the acquisition as an asset purchase.

Since January 1, 2018, we have finalized the following new loan commitments to Bickford:

Commencement	Rate	Maturity	Commitment	Drawn	Location
January 2018	9%	5 years	$14,000,000	$(2,238,000)	Virginia
July 2018	9%	5 years	14,700,000	(1,882,000)	Michigan
			$28,700,000	$(4,120,000)

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

Potential Effects of Medicare Reimbursement

Our SNF operators receive a significant portion of their revenues from governmental payors, primarily Medicare (federal) and Medicaid (states). Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. The Centers for Medicare and Medicaid Services (“CMS”) released a rule outlining a 1% increase in their Medicare reimbursement for fiscal year 2018 beginning on October 1, 2017. Further, on August 1, 2018, CMS announced its CMS Skilled Nursing (“SNF”) Prospective Payment System (“PPS”) final rule whereby its Patient-Driven Payment Model (“PDPM”) - the new case-mix methodology to replace RUG-IV - will be effective October 1, 2018. Facilities will have one year to transition to PDPM from RUG-IV by the October 1, 2019 implementation date. PDPM is considered to be a more simplified payment model than RUG-IV and is expected to reduce administrative costs and foster innovation to improve care to patients. Regulators expect a $2 billion reduction in provider costs over 10 years as a result of simplified paperwork requirements for resident assessments. The new model shifts care delivery under Medicare away from fee-for-service, which in the past has based reimbursement on the amount of care provided, to focus on value-based care, which will base reimbursement on clinical complexity and the resident’s conditions and care needs. The final rule also establishes a 2.4% market basket update beginning October 1, 2018. We currently estimate that our borrowers and lessees will find these Medicare increases to be adequate in the near term due to their credit quality, profitability and their debt or lease coverage ratios, although no assurances can be given as to what the ultimate effect that similar Medicare increases on an annual basis would have on each of our borrowers and lessees. According to industry studies, state Medicaid funding is not expected to keep pace with inflation. Any near-term acquisitions by NHI of skilled nursing facilities are planned on a selective basis, with emphasis on operator quality and newer construction.

Other Portfolio Activity

Our leases are typically structured as “triple net leases” on single-tenant properties having an initial leasehold term of 10 to 15 years with one or more 5-year renewal options. As such, there may be reporting periods in which we experience few, if any, lease renewals or expirations. During the nine months ended September 30, 2018, we did not have any significant renewing or expiring leases.

Most of our existing leases contain annual escalators in rent payments. For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease. Certain of our operators hold purchase options allowing them to acquire properties they currently lease from NHI. We regularly engage in negotiations with these tenants to continue as lessor or in some other capacity.

The following table summarizes information about purchase options included in our lease agreements:

Asset	Number of	Lease	1st Option	Current
Type	Facilities	Expiration	Open Year	Cash Rent

MOB	1	February 2025	Open	$300
SHO	4	September 2027	Open	$1,500
SHO	8	December 2024	2020	$4,310
HOSP	1	March 2025	2020	$1,900
SHO	3	June 2025	2020	$5,223
HOSP	1	September 2027	2020	$2,626
SHO	2	May 2031	2021	$4,892
HOSP	1	June 2022	2022	$3,460
Various	8	—	Thereafter	$4,003

We adjust rental income for the amortization as lease inducements paid to our tenants. Current outstanding commitments and contingencies are listed under our discussion of liquidity and capital resources. Amortization of these payments against revenues was $240,000 and $69,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Tenant Transition

We have identified a single-property lease with a tenant in Wisconsin as non-performing. In accordance with our revenue recognition policies, we will recognize future rental income from the lease in the period in which cash is received, approximately $362,000 of which is in arrears at September 30, 2018. Additionally, we are transitioning the lease to a new tenant. As a consequence of this determination, the related straight-line receivable is uncollectible, and, in June 2018, we wrote off the balance of $1,436,000 pertaining to this tenant.

Tenant Non-Compliance

In October 2017, we issued a letter of forbearance to one of our tenants for a default on our lease terms involving mandated lease coverage ratios and working capital. Lease revenues from the tenant and its affiliates comprise less than 4% of our rental income, and the related straight-line rent receivable was approximately $4,332,000 at September 30, 2018. Through September 30, 2018, the tenant is current on its lease payments to NHI. We are working with the tenant to resolve their defaults. In the fourth quarter of 2017, we took steps to establish a more pronounced physical presence and to visit specific operational touchpoints that concentrate on the tenant’s revenue and expenditure cycles. Resulting from this work, we have identified and helped implement certain related efficiencies. The combination of monitoring and the redoubling of the operator’s efforts have helped bring about ongoing results (unaudited) that indicate continuing improvement in collections, operating ratios, occupancy and margins, and point the way to renewed profitability. With these developments, we continue to maintain a heightened vigilance toward the performance of the portfolio. No rent concessions have been made to this tenant.

Further, we have determined that another of our tenants is in material non-compliance with provisions of our lease regarding mandated coverage ratios and working capital. Lease revenues from the tenant comprise less than 2% of our rental income, and the related straight-line rent receivable was approximately $1,365,000 at September 30, 2018. The tenant is current on its rent payments to NHI through September 30, 2018. We have made no rent concessions to the tenant.

The defaults mentioned above typically give rise to considerations regarding the impairment or recoverability of the related assets, and we give additional attention to the nature of the default’s underlying causes. At September 30, 2018, consequently, our assessment of likely undiscounted cash flows, calculated at the lowest level for which identifiable asset-specific cash flows are largely independent, reveals no impairment on the underlying real estate for either non-compliant operation discussed above.

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

During the nine months ended September 30, 2018, we took a direct write-off of $413,000 on a non-mortgage receivable with remaining balance at September 30, 2018 of $400,000 secured by personal guarantees.

We believe that the carrying amounts of our real estate properties are recoverable and that mortgage and other notes receivable are realizable and supported by the value of the underlying collateral. However, it is possible that future events could require us to make significant adjustments to these carrying amounts.

Post Balance Sheet Events

Holiday

On November 5, 2018, we reached an Amendment to Master Lease and Termination of Guaranty (“Agreement”) with our third largest tenant, Holiday, on an extension to and modifications of their existing lease. The settlement of obligations under the 2013 lease will result in value to NHI of $65,762,000 in cash and other specified consideration, the composition of which will be at our election and subject to completion of our diligence. We may elect to receive a portion of the settlement in additional independent living facilities whose cash rent would reflect current market rates as stipulated to by the parties to the Agreement.

Assuming we do not elect to receive part of the consideration in the form of an additional independent living facility, under the Agreement our new lease with Holiday would provide for a combined initial lease payment of $31,500,000 for 25 properties, effective January 1, 2019, with variable escalators beginning November 1, 2020, and each November 1 thereafter through the lease term ending on December 31, 2035, the escalators having a floor of 2.0% and a cap of 3.0%. The new lease is to be secured by one-half the $21,275,000 deposit under the 2013 lease and will be subject to credit enhancements by Holiday’s parent. Contractual rent under the original lease was scheduled to be $39,014,000 in 2019.

Regency

In response to ongoing litigation with East Lake Capital Management LLC and certain related entities, including SH Regency Leasing LLC (“Regency”) described more fully in Note 6, we filed suit in state courts in Indiana (Case No. 49D14-1810-PL-042742, Marion Superior Court, Civil Division 14), North Carolina (Case No. 18CVM 26763, The General Court of Justice District Court Division, Mecklenburg County) and Tennessee (Case No.18-1162-II, Chancery Court for Davidson County, Nashville Division). On October 23, 2018, we entered motions calling for the immediate appointment of a receiver and for pre-judgment possession, hearing, and bond. The motions alleged, among other things, that the tenant had failed to meet the required coverage ratio under the lease, had failed to make any curative shortfall deposits, and had failed to provide documents, reports and other information required under the lease. A hearing on these and counter-party motions is set for mid-November.

As of September 30, 2018, based on our assessment of likely undiscounted cash flows we determined there was no need for an impairment charge on the related land, building and improvements. Our determination to press for a tenant transition was arrived at only with the failure, in October 2018, of alternative solutions. With the judicial impasse, we continue to collect scheduled rent as due, and our ability to evict the tenant has been placed beyond our legal recourse. We have continued to record straight-line receivables, totaling $1,820,000 as of September 30, 2018. Should the stream of rental payments ultimately fail and/or should our power of eviction under the lease be eventually upheld, subsequent write-off of the receivables would be considered probable.

Results of Operations

The significant items affecting revenues and expenses are described below (in thousands):

	Three Months Ended
	September 30,		Period Change
	2018	2017	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$11,767	$9,298	$2,469	26.6%
SNFs leased to Ensign Group	5,838	4,837	1,001	20.7%
1 ALF and 1 ILF leased to Discovery Senior Living	859	247	612	NM
8 EFCs and 1 SLC leased to Senior Living Communities	10,110	9,685	425	4.4%
ILFs leased to an affiliate of Holiday Retirement	9,424	9,105	319	3.5%
Other new and existing leases	27,970	28,081	(111)	(0.4)%
	65,968	61,253	4,715	7.7%
Straight-line rent adjustments, new and existing leases	5,720	6,951	(1,231)	(17.7)%
Total Rental Income	71,688	68,204	3,484	5.1%
Interest income from mortgage and other notes
Bickford construction loans	560	220	340	NM
Evolve Senior Living mortgage	205	126	79	62.7%
Timber Ridge mortgage and construction loans	983	1,193	(210)	(17.6)%
Other existing mortgages	1,449	1,506	(57)	(3.8)%
Total Interest Income from Mortgage and Other Notes	3,197	3,045	152	5.0%
Other interest income	30	103	(73)	(70.9)%
Total Revenues	74,915	71,352	3,563	5.0%
Expenses:
Depreciation
ALFs leased to Bickford Senior Living	3,622	3,051	571	18.7%
SNFs leased to Ensign Group	1,796	1,435	361	25.2%
1 ALF and 1 ILF leased to Discovery Senior Living	311	82	229	NM
Other new and existing assets	12,424	12,455	(31)	(0.2)%
Total Depreciation	18,153	17,023	1,130	6.6%
Interest, including amortization of debt discount and issuance costs	12,374	11,746	628	5.3%
Payroll and related compensation expenses	1,567	1,320	247	18.7%
Non-cash stock-based compensation expense	337	405	(68)	(16.8)%
Other expenses	1,505	1,271	234	18.4%
Total Expenses	33,936	31,765	2,171	6.8%

Income before investment and other gains and losses	40,979	39,587	1,392	3.5%
Loss on convertible note retirement	—	(495)	495	NM
Net income	$40,979	$39,092	$1,887	4.8%

NM - not meaningful

Financial highlights of the quarter ended September 30, 2018, compared to the same quarter of 2017 were as follows:

•	Rental income increased $3,484,000, or 5.1%, primarily as a result of new investments funded since September 2017.

•
The increase in rental income included a $1,231,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes increased $152,000, primarily due to a combination of interest income received on development loans to Bickford Senior Living and Senior Living Management and the continued repayment of our construction loan to Timber Ridge.

•	Depreciation expense increased $1,130,000 primarily due to new real estate investments completed since September 2017 and during the nine months of 2018.

•	Interest expense, including amortization of debt discount and issuance costs, increased $628,000 primarily as a result of an increase in 30-day LIBOR, which is the benchmark for our revolving debt.

•	Payroll and related compensation expenses increased $247,000 due primarily to increased employee count and the expense of certain incentive bonuses.

The significant items affecting revenues and expenses are described below (in thousands):

	Nine Months Ended
	September 30,		Period Change
	2018	2017	$	%
Revenues:
Rental income
ALFs leased to Bickford Senior Living	$33,251	$26,754	$6,497	24.3%
SNFs leased to Ensign Group	16,501	14,188	2,313	16.3%
1 ALF and 1 ILF leased to Discovery Senior Living	2,577	742	1,835	NM
ALFs leased to The LaSalle Group	3,333	2,355	978	NM
SNFs leased to Health Services Management	7,432	6,551	881	13.4%
7 EFCs and 1 SLC leased to Senior Living Communities	30,298	29,055	1,243	4.3%
ILFs leased to an affiliate of Holiday Retirement	28,271	27,315	956	3.5%
2 ALFs and 3 SNFs leased to Prestige Senior Living	4,327	3,877	450	11.6%
Other new and existing leases	67,303	67,284	19	—%
	193,293	178,121	15,172	8.5%
Straight-line rent adjustments, new and existing leases	17,516	18,956	(1,440)	(7.6)%
Total Rental Income	210,809	197,077	13,732	7.0%
Interest income from mortgage and other notes
Bickford construction loans	1,473	466	1,007	NM
Evolve Senior Living mortgage	615	126	489	NM
Traditions of Owatonna mortgage note[1]	—	1,104	(1,104)	NM
Timber Ridge mortgage and construction loans	3,391	4,045	(654)	(16.2)%
Other new and existing mortgages	4,234	4,384	(150)	(3.4)%
Total Interest Income from Mortgage and Other Notes	9,713	10,125	(412)	(4.1)%
Other interest income	94	374	(280)	(74.9)%
Total Revenues	220,616	207,576	13,040	6.3%
Expenses:
Depreciation
ALFs operated by Bickford Senior Living	10,164	8,777	1,387	15.8%
SNFs leased to Ensign Group	5,067	4,230	837	19.8%
1 ALF and 1 ILF leased to Discovery Senior Living	933	246	687	NM
ALFs leased to The LaSalle Group	1,217	903	314	NM
Other new and existing assets	35,901	35,850	51	0.1%
Total Depreciation	53,282	50,006	3,276	6.6%
Interest, including amortization of debt discount and issuance costs	36,207	35,139	1,068	3.0%
Payroll and related compensation expenses	4,926	4,406	520	11.8%
Compliance, consulting and professional fees	2,198	1,868	330	17.7%
Non-cash stock-based compensation expense	2,131	2,270	(139)	(6.1)%
Loan and realty losses	1,849	—	1,849	NM
Other expenses	2,034	1,818	216	11.9%
Total Expenses	102,627	95,507	7,120	7.5%

Income before investment and other gains and losses	117,989	112,069	5,920	5.3%
Loss on convertible note retirement	(738)	(591)	(147)	NM
Investment and other gains	—	10,088	(10,088)	NM
Net income	$117,251	$121,566	$(4,315)	(3.5)%

NM - not meaningful
[1] Includes unamortized note discount recognized upon note payoff

Financial highlights of the nine months ended September 30, 2018, compared to the same period in 2017 were as follows:

•	Rental income increased $13,732,000, or 7.0%, primarily as a result of new investments funded since September 2017.

•
The increase in rental income was partially offset by a $1,440,000 decrease in straight-line rent adjustments. Generally accepted accounting principles require rental income to be recognized on a straight-line basis over the term of the lease to give effect to scheduled rent escalators that are determinable at lease inception. Generally, future increases in rental income depend on our ability to make new investments which meet our underwriting criteria.

•
Interest income from mortgage and other notes decreased $412,000, due to a combination of the continued repayment of our construction loan to Timber Ridge, interest income received on development loans to Bickford Senior Living and Senior Living Management and the recognition of an unamortized note discount related to a mortgage note which was paid in full during the second quarter of 2017.

•	Depreciation expense increased $3,276,000 primarily due to new real estate investments completed since the third quarter of 2017.

•	Interest expense, including amortization of debt discount and issuance costs, increased $1,068,000 primarily as a result of an increase in 30-day LIBOR, which is the benchmark for our revolving debt.

•	Payroll and related compensation expenses increased $520,000 due primarily to increased employee count.

•	Investment and other gains includes $10,038,000 from the sale of marketable securities in 2017.

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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below (dollars in thousands):

	Nine Months Ended September 30,		One Year Change
	2018	2017	$	%
Cash and cash equivalents at beginning of period	$3,063	$4,832	$(1,769)	(36.6)%
Net cash provided by operating activities	155,998	145,960	10,038	6.9%
Net cash used in investing activities	(149,474)	(144,838)	(4,636)	3.2%
Net cash used in financing activities	(6,949)	(2,028)	(4,921)	242.7%
Cash and cash equivalents at end of period	$2,638	$3,926	$(1,288)	(32.8)%

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2018 was favorably impacted by new real estate investments since September 2017, an increase in lease payment collections arising from escalators on existing leases and the funding of lease incentives.

Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2018 was comprised primarily of $153,114,000 of investments in real estate and notes, and was partially offset by the collection of principal on mortgage and other notes receivable.

Financing Activities – The change in net cash related to financing activities for the nine months ended September 30, 2018 compared to the same period in 2017 is primarily the result of (1) dividend payments which increased $9,574,000 over the same period in 2017, and (2) $29,985,000 used to complete targeted repurchases of a portion of our outstanding convertible notes, compared with $14,312,000 for the same purpose in 2017. During the nine months ended September 30, 2017, we were active in our ATM program, raising proceeds of $122,198,000. In the comparable period in 2018, we made sales of common shares into the market resulting in net proceeds of $47,893,000.

Liquidity

Apart from operations, the main source of our liquidity is our unsecured bank credit facility. At September 30, 2018, we had $527,000,000 available to draw on our revolving credit facility.

Our bank credit facility derives from a 2017 Agreement, entered into in August 2017, and a 2018 Agreement, finalized in September 2018. Together these agreements establish our unsecured $1,100,000,000 bank credit facility, which consists of $250,000,000 and $300,000,000 term loans and a $550,000,000 revolving credit facility. The $250,000,000 term loan and $550,000,000 revolving facility mature in August 2022, and the $300,000,000 term loan is to mature in September 2023. With the 2018 Agreement, we converted $300,000,000 of debt initially drawn on our revolving facility into a five-year term loan.

The revolving facility fee is currently 20 basis points per annum, and floating interest on the revolver and term loans are presently set at 30-day LIBOR plus 115 and a blended 127 bps, respectively. Within the facility, the employment of interest rate swaps for our fixed term debt leaves only our revolving credit facility and newly issued term loan of $300,000,000 exposed to interest rate risk through April 2019, when our $40,000,000 swap expires. Our swaps and the financial instrument~~s~~ to which they relate are described under the caption “Interest Rate Swap Agreements,” below. The current interest spreads and facility fee reflect our leverage-ratio compliance based on the applicable margin for LIBOR loans, measuring debt to “Total Asset Value,” at Level 2 in the Interest Rate Schedule provided below in abridged format:

Interest Rate Schedule

		LIBOR Margin
Level	Leverage Ratio	Revolver	$300m Term Loan	$250m Term Loan	Facility Fee
1	< 0.35	1.10%	1.20%	1.25%	0.15%
2	≥ 0.35 & < 0.40	1.15%	1.25%	1.30%	0.20%
3	≥ 0.40 & < 0.45	1.20%	1.30%	1.35%	0.20%

Beyond the applicable ratios detailed above, increasing levels of leverage (not shown) will subject our debt to defined increases in interest rates and fees.

The 2017 Agreement requires that we calculate specified financial statement metrics and meet or exceed a variety of financial ratios, which are usual and customary in nature. These ratios are calculated quarterly and have been within required limits. For additional specifics surrounding much of the following discussion, see our 2017 Agreement, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2017.

The calculation of our leverage ratio involves intermediate determinations of our “total indebtedness” and of our “total asset value,” as defined. We are near the upper bounds delineated by Level 2 in the Interest Rate Schedule, above.

Aside from a more favorable rate, the 2018 Agreement generally calls for the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement. Although we are currently eligible under the 2017 and 2018 Agreements to transact in our unsecured bank credit facilities at the respective scheduled rates represented by Level 2, the movement of our leverage ratio into Level 3 at current levels of debt would result in additional annual costs of approximately $375,000. Further movement of our leverage ratio beyond levels currently contemplated by Management would be subject to escalating increases in interest. If, in addition to changes in the leverage ratio, certain qualitative indicators of our risk profile were to materially change further interest-rate escalations may result.

Our ATM program represents an additional source of liquidity. Through the program in May and June 2018, we issued 628,403 common shares, with an average price for shares sold of $72.70, resulting after commissions in net proceeds of $44,920,000. In September 2018, we further issued 39,669 shares for net proceeds of $3,000,000. Cash from these issuances was initially used to pay down our revolving credit facility. Funding through an ATM allows us to match-fund smaller investments, or groups of smaller investments, where the duration of the offering and the amounts to be raised would not be expected to significantly impact the market for our common stock.

As we continue our activity in the ATM program in 2018, we intend to use the proceeds for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. Acquisitions, if any, whose magnitude would entail an equity match unable to be efficiently sourced through the ATM would likely trigger a prospectus supplement and an underwritten or overnight offering of NHI common stock, rather than placement through the ATM. Offerings under the ATM program are made pursuant to a prospectus dated February 22, 2017, which constitutes a part of NHI’s effective shelf registration statement that was previously filed with the Securities and Exchange Commission.

Traditionally, debt financing and operating and financing cash flows derived from proceeds of lease and mortgage collections, loan payoffs and the recovery of previous write-downs, have been used to satisfy our operational and investing needs and to provide a return to our shareholders. We expect to continue to access these sources of capital to meet those operational and investing needs, which are necessary to maintain and cultivate our funding sources and have generally fallen into three categories: debt service, REIT operating expenses, and new real estate investments.

Depending on the strength of the equity markets, we expect that borrowings on our revolving credit facility and our ATM program will allow us to continue to make real estate investments during the next twelve months. However, we anticipate that our historically low cost of debt capital will respond in the near to mid-term to the federal government’s continued upward transitioning of the Federal funds rate. For a variety of reasons, short and long-term interest rates are gravitating toward each other - the so-called “flattening of the yield curve” -- making more problematic a precise forecast of the effects of the Federal Reserve Board’s monetary policy on our long-term borrowing rates. In response to the changing interest-rate environment, we may find it advisable within the coming year to acquire a public credit rating as a means of managing uncertain interest costs.

Except for specific debt-coverage ratios, covenants pertaining to our private placement term loans having face value of $400,000,000 as of September 30, 2018, are generally conformed with those governing the credit facility. We expect to continue to convert portions of our revolving credit facility to term loans by borrowings of bank or private placement debt or the public issuance of unsecured bonds.

In other financing transactions during the nine months ended September 30, 2018, we undertook targeted open-market repurchases of certain of our convertible notes. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by fair valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, is treated as settlement of equity and adjusted through our capital in excess of par account.

A roll-forward of our note balances, including the effect of period amortization, net of issuance costs, is presented below:

	December 31, 2017	Cash Paid	Amortization	September 30, 2018
Face Amount	$147,575	$(27,575)	$—	$120,000
Discount	(2,637)	$458	$597	(1,582)
Issuance Costs	(1,752)	$297	$415	(1,040)
Carrying Value	$143,186			$117,378

Total expenditures of $29,985,000 include paid amounts of $27,558,000 allocated to the note retirement with the remaining expenditure of $2,427,000 allocated to capital in excess of par. A loss of $738,000 for the nine months ended September 30, 2018, resulted from the excess of cash expenditures over the book value of the notes retired, net of discount and issuance costs. No notes were retired during the three months ended September 30, 2018. The conversion feature inherent in these notes is discussed under the caption, “Off Balance-Sheet Arrangements,” below.

We may continue from time to time to seek to retire or purchase some of our outstanding convertible notes through cash open market purchases, privately-negotiated transactions or otherwise. As with our 2018 repurchases, amounts and timing of further repurchases or exchanges, if any, will be dependent on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

When we take on new debt or when we modify or replace existing debt, we incur debt issuance costs. These costs are subject to amortization over the term of the new debt instrument and may result in the write-off of fees associated with debt which has been replaced or modified. Sustaining long-term dividend growth will require that we consider all sources of capital mentioned above, with the goal of maintaining a low-leverage balance sheet as mitigation against potential adverse changes in the business of our industry, tenants and borrowers.

We completed the liquidation of LTC Properties, Inc. (“LTC”) common stock begun in 2015 in the first quarter of 2017 with the sale of our remaining 250,000 shares, realizing net proceeds of $11,718,000 from these sales. A taxable gain of approximately $10,038,000 resulted from the 2017 sales and was adequately offset by depreciation and other deductions in the calculation of our REIT taxable income, making these proceeds available for deployment. Total proceeds of $18,182,000 from marketable securities included settlements occurring in the nine months ended September 30, 2017, of $6,464,000 that resulted from sales in December 2016.

Interest Rate Swap Agreements

As of September 30, 2018, we employ the following interest rate swap contracts to hedge against fluctuations in variable interest rates applicable to the $250,000,000 term loan (dollars in thousands):

Date Entered	Maturity Date	Fixed Rate	Rate Index	Notional Amount	Fair Value
May 2012	April 2019	2.84%	1-month LIBOR	$40,000	$214
June 2013	June 2020	3.41%	1-month LIBOR	$80,000	$917
March 2014	June 2020	3.46%	1-month LIBOR	$130,000	$1,380
For instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative has previously been reported as a component of other comprehensive income (loss) (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness have been recognized in earnings.

The timing for fixing rates on our term loans will depend on indicative pricing and the yield curve. To date we have not hedged the $300,000,000 entered into in September 2018, which continues to be subject to interest rate exposure.

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

Off Balance Sheet Arrangements

We currently have no outstanding guarantees. As described in Note 1 to the condensed consolidated financial statements, our leases, mortgages and other notes receivable with certain entities represent variable interests in those enterprises. However, because we do not control these entities, nor do we have any role in their day-to-day management, we are not their primary beneficiary. Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, under Contractual Obligations and Contingent Liabilities, we have no further material obligations arising from our transactions with these entities, and we believe our maximum exposure to loss at September 30, 2018, due to this involvement would be limited to our contractual commitments and contingent liabilities and the amount of our current investments with them, as detailed further in Notes 1, 2, 3 and 6 to the condensed consolidated financial statements. As of September 30, 2018, we furnished no direct support to any of these entities.

In March 2014 we issued $200,000,000 of convertible notes, the conversion feature being intended to broaden the Company’s credit profile and to obtain a more favorable coupon rate. For this feature we calculate the dilutive effect using market prices for our common stock prevailing over the reporting period. Because the dilution calculation is market-driven, and per share guidance we provide is based on diluted amounts, the theoretical effects of the conversion feature result in per share unpredictability.

As of September 30, 2018, the face amount of our 3.25% senior unsecured convertible notes outstanding was $120,000,000. As adjusted for terms of the indenture giving a share of equity participation to note holders, the Notes are convertible at a rate of 14.37 shares of common stock per $1,000 principal amount, representing a conversion price of approximately $69.57 per share for a total of 1,724,900 remaining underlying shares. For the nine months ended September 30, 2018, dilution resulting from the conversion option within our convertible debt is 57,802 shares. If we continue to pay quarterly dividends beyond that level prevailing when we originally issued the notes, or $0.77 per share, or if NHI’s current share price increases above the adjusted $69.57 conversion price, further dilution will be attributable to the conversion feature.

The notes will be freely convertible in the last six months of their contractual life, beginning in the fourth quarter of 2020; however, generally accepted accounting principles require us to periodically report the amount by which the notes’ convertible value exceeds their principal amount, without regard to the current availability of the conversion feature. Further, the mechanics of the calculation require the use of an end-of-period stock price, so that using that amount for the remaining notes outstanding of $120,000,000 at September 30, 2018, delivers an excess of $10,385,000, whereas the use of a price point from another day could give a different result.

The conversion feature is generally available to the noteholders entering the last six months of the notes’ term but may also become actionable if the market price of NHI’s common stock should, for 20 of 30 consecutive trading days within a calendar quarter, sustain a level in excess of 130% of the adjusted conversion price, or $90.44 per share at September 30, 2018, down from $93.55 per share, initially. The notes are “optional net-share settlement” instruments, meaning that NHI has the ability and intent to settle the principal amount of the indebtedness in cash, with possible dilutive share issuances for any excess, at NHI’s option. Settlement of the notes requires management to allocate the consideration we ultimately pay between the debt component and the equity conversion feature as though they were separate instruments. The allocation is effected by valuing the debt component first, with any remainder allocated to the conversion feature. Amounts expended to settle the notes are recognized first as a settlement of the notes at our carrying value and then are recognized in income to the extent the portion allocated to the debt instrument differs from carrying value. The remainder of the allocation, if any, will be treated as settlement of equity and adjusted through our paid in capital account.

Contractual Obligations and Contingent Liabilities

For our contractual obligations as of December 31, 2017, see our Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2017. Since year-end, on September 17, 2018, we executed a bank term loan agreement involving substantially the same banking group participating in our 2017 Agreement. Under terms of the agreement, we converted $300,000,000 of debt initially drawn under our revolving facility to a five year term note. Dependent on continuance of our leverage ratio at current levels, the new facility is subject to floating interest at 30-day LIBOR plus 125 bps. Generally, the new September 2018 credit facility is subject to the same covenants and financial statement metrics required for compliance with terms of the 2017 Agreement.

Commitments and Contingencies

The following tables summarize information as of September 30, 2018 related to our outstanding commitments and contingencies which are more fully described in the notes to the consolidated financial statements.

	Asset Class	Type	Total	Funded	Remaining
Loan Commitments:
Life Care Services Note A	SHO	Construction	$60,000,000	$(57,536,000)	$2,464,000
Bickford Senior Living	SHO	Construction	56,700,000	(27,744,000)	28,956,000
Senior Living Communities	SHO	Revolving Credit	15,000,000	(997,000)	14,003,000
			$131,700,000	$(86,277,000)	$45,423,000

See Note 3 of the condensed consolidated financial statements for full details of our loan commitments. As provided above, loans funded do not include the effects of discounts or commitment fees. We expect to fully fund the Life Care Services Note A during 2018. Funding of the promissory note commitments to Bickford is expected to transpire monthly throughout 2018.

	Asset Class	Type	Total	Funded	Remaining
Development Commitments:
EL FW Intermediary I, LLC	SHO	Renovation	$8,937,000	$(8,937,000)	$—
Bickford Senior Living	SHO	Renovation	4,150,000	(1,647,000)	2,503,000
Senior Living Communities	SHO	Renovation	6,830,000	(2,413,000)	4,417,000
Discovery Senior Living	SHO	Renovation	500,000	—	500,000
Woodland Village	SHO	Renovation	7,450,000	(4,480,000)	2,970,000
Chancellor Health Care	SHO	Construction	62,000	(62,000)	—
Navion Senior Solutions	SHO	Construction	650,000	—	650,000
			$28,579,000	$(17,539,000)	$11,040,000

As discussed in Note 2 to the condensed consolidated financial statements included herein, we have satisfied our obligation to purchase skilled nursing facilities in Texas which had been leased to Legend and subleased to Ensign. Our commitments to fund renovations for EL FW Intermediary I, LLC, and Chancellor have expired.

	Asset Class	Type	Total	Funded	Remaining
Contingencies:
Bickford Senior Living	SHO	Lease Inducement	$10,000,000	$(6,250,000)	$3,750,000
Bickford Senior Living	SHO	Incentive Loan Draws	8,000,000	(250,000)	7,750,000
SH Regency Leasing, LLC	SHO	Lease Inducement	8,000,000	—	8,000,000
Navion Senior Solutions	SHO	Lease Inducement	4,850,000	—	4,850,000
Prestige Care	SHO	Lease Inducement	1,000,000	—	1,000,000
The LaSalle Group	SHO	Lease Inducement	5,000,000	—	5,000,000
			$36,850,000	$(6,500,000)	$30,350,000

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

For a discussion of incentive loan draws of $8,000,000 available to Bickford related to borrowings for the development of its properties in Illinois, Michigan, and Virginia, see Note 3 to the condensed consolidated financial statements.

By terms of our July 2015 lease to SH Regency Leasing, LLC, of three senior housing properties, NHI has committed to certain lease inducement payments of $8,000,000 contingent on reaching and maintaining certain metrics. The inducements have been assessed as not probable of payment, and we have not recorded them on our Condensed Consolidated Balance Sheet as of September 30, 2018. We are unaware of circumstances that would change our initial assessment as to the contingent lease incentives. Not included in the above table is a seller earnout of $750,000, which is recorded on our Condensed Consolidated Balance Sheets within accounts payable and accrued expenses.

Litigation

See “Other Portfolio Activity” above for a discussion of the status of our litigation with East Lake Capital Management, LLC and certain related entities, including SH Regency Leasing LLC (“Regency”).

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

Funds From Operations - FFO

Our FFO per diluted common share for the nine months ended September 30, 2018 decreased $0.12 (2.9%) over the same period in 2017. FFO decreased primarily as the result of $10,038,000 of gains recognized on the sale of marketable securities during the nine months ended September 30, 2017. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and applied by us, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. The Company’s computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or have a different interpretation of the current NAREIT definition from that of the Company; therefore, caution should be exercised when comparing our Company’s FFO to that of other REITs. Diluted FFO assumes the exercise of stock options and other potentially dilutive securities.

Our normalized FFO per diluted common share for the nine months ended September 30, 2018 increased $0.18 (4.6%) over the same period in 2017. Normalized FFO increased primarily as the result of our new real estate investments since September 2017. Normalized FFO excludes from FFO certain items which, due to their infrequent or unpredictable nature, may create some difficulty in comparing FFO for the current period to similar prior periods, and may include, but are not limited to, impairment of non-real estate assets, gains and losses attributable to the acquisition and disposition of assets and liabilities, and recoveries of previous write-downs.

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

Adjusted Funds From Operations - AFFO

Our normalized AFFO per diluted common share for the nine months ended September 30, 2018 increased $0.22 (6.2%) over the same period in 2017 due primarily to the impact of real estate investments completed since September 2017. In addition to the adjustments included in the calculation of normalized FFO, normalized AFFO excludes the impact of any straight-line rent revenue, amortization of the original issue discount on our convertible senior notes and amortization of debt issuance costs.

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

Funds Available for Distribution - FAD

Our normalized FAD for the nine months ended September 30, 2018 increased $12,624,000 (8.6%) over the same period in 2017, due primarily to the impact of real estate investments completed since September 2017. In addition to the adjustments included in the calculation of normalized AFFO, normalized FAD excludes the impact of non-cash stock based compensation. Normalized FAD is an important supplemental measure of liquidity for a REIT as a useful indicator of the ability to distribute dividends to shareholders.

The following table reconciles net income, the most directly comparable GAAP metric, to FFO, Normalized FFO, Normalized AFFO and Normalized FAD and is presented for both basic and diluted weighted average common shares (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$40,979	$39,092	$117,251	$121,566
Elimination of certain non-cash items in net income:
Depreciation	18,153	17,023	53,282	50,006
Gain on sale of real estate	—	—	—	(50)
NAREIT FFO	59,132	56,115	170,533	171,522
Gain on sales of marketable securities	—	—	—	(10,038)
Loss on convertible note retirement	—	495	738	591
Debt issuance costs written-off due to credit facility modifications	—	407	—	407
Ineffective portion of cash flow hedges	—	(350)	—	(350)
Non-cash write-off of straight-line rent receivable	—	—	1,436	—
Note receivable impairment	—	—	413	—
Recognition of unamortized note receivable commitment fees	—	—	(515)	(922)
Normalized FFO	59,132	56,667	172,605	161,210
Straight-line rent income, net	(5,719)	(6,951)	(17,516)	(18,956)
Amortization of lease incentives	108	69	240	69
Amortization of original issue discount	189	259	597	840
Amortization of debt issuance costs	625	635	1,828	1,828
Normalized AFFO	54,335	50,679	157,754	144,991
Non-cash stock-based compensation	337	405	2,131	2,270
Normalized FAD	$54,672	$51,084	$159,885	$147,261

BASIC
Weighted average common shares outstanding	42,187,077	41,108,699	41,808,017	40,681,582
NAREIT FFO per common share	$1.40	$1.37	$4.08	$4.22
Normalized FFO per common share	$1.40	$1.38	$4.13	$3.96
Normalized AFFO per common share	$1.29	$1.23	$3.77	$3.56

DILUTED
Weighted average common shares outstanding	42,434,499	41,448,263	41,932,736	40,937,337
NAREIT FFO per common share	$1.39	$1.35	$4.07	$4.19
Normalized FFO per common share	$1.39	$1.37	$4.12	$3.94
Normalized AFFO per common share	$1.28	$1.22	$3.76	$3.54

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

The following table reconciles net income, the most directly comparable GAAP metric, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$40,979	$39,092	$117,251	$121,566
Interest expense	12,374	11,746	36,207	35,139
Franchise, excise and other taxes	245	268	857	802
Depreciation	18,153	17,023	53,282	50,006
Net gain on sales of real estate	—	—	—	(50)
Gain on sales of marketable securities	—	—	—	(10,038)
Loss on convertible note retirement	—	495	738	591
Non-cash write-off of straight-line rent receivable	—	—	1,436	—
Note receivable impairment	—	—	413	—
Recognition of unamortized note receivable commitment fees	—	—	(515)	(922)
Adjusted EBITDA	$71,751	$68,624	$209,669	$197,094

Interest expense at contractual rates	$11,637	$10,225	$33,579	$30,570
Principal payments	286	199	854	593
Fixed Charges	$11,923	$10,424	$34,433	$31,163

Fixed Charge Coverage	6.0x	6.6x	6.1x	6.3x

For all periods presented, EBITDA has been adjusted to reflect GAAP interest expense, which excludes amounts capitalized during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2018, we were exposed to market risks related to fluctuations in interest rates on approximately $323,000,000 of variable-rate indebtedness (excludes $250,000,000 of variable-rate debt that has been hedged through interest-rate swap contracts) and on our mortgage and other notes receivable. The unused portion ($527,000,000 at September 30, 2018) of our revolving credit facility, should it be drawn upon, is subject to variable rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a 50 basis-point increase or decrease in the interest rate related to variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2018, net interest expense would increase or decrease annually by approximately $1,615,000 or $0.04 per common share on a diluted basis.

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

The following table sets forth certain information with respect to our debt (dollar amounts in thousands):

	September 30, 2018			December 31, 2017
	Balance[1]	% of total	Rate[3]	Balance[1]	% of total	Rate[4]
Fixed rate:
Convertible senior notes	$120,000	9.7%	3.25%	$147,575	12.7%	3.25%
Unsecured term loans	650,000	52.7%	3.99%	650,000	56.0%	3.83%
HUD mortgage loans[2]	44,433	3.6%	4.04%	45,047	3.9%	4.04%
Fannie Mae loans	96,127	7.8%	3.94%	96,367	8.3%	3.94%

Variable rate:
Unsecured term loan	300,000	24.3%	3.51%	—	—%	NA
Unsecured revolving credit facility	23,000	1.9%	3.66%	221,000	19.1%	2.96%
	$1,233,560	100.0%	3.80%	$1,159,989	100.0%	3.61%

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

To highlight the sensitivity of our convertible senior notes and secured mortgage debt to changes in interest rates, the following summary shows the effects on fair value (“FV”) assuming a parallel shift of 50 basis points (“bps”) in market interest rates for a contract with similar maturities as of September 30, 2018 (dollar amounts in thousands):

	Balance	Fair Value[1]	FV reflecting change in interest rates
Fixed rate:			-50 bps	+50 bps
Private placement term loans - unsecured	$400,000	$378,143	$388,294	$368,301
Convertible senior notes	120,000	122,703	124,212	121,214
Fannie Mae loans	96,127	88,758	91,336	86,261
HUD mortgage loans	44,433	43,064	46,011	40,378

[1] The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates.

At September 30, 2018, the fair value of our mortgage and other notes receivable, discounted for estimated changes in the risk-free rate, was approximately $151,202,000. A 50 basis-point increase in market rates would decrease the estimated fair value of our mortgage and other loans by approximately $2,719,000, while a 50 basis point decrease in such rates would increase their estimated fair value by approximately $2,792,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures. As of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities and Exchange Act of 1934, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our CEO and our CAO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the CEO and CAO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2018.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to ongoing litigation with East Lake Capital Management LLC and certain related entities, including SH Regency Leasing LLC (“Regency”) described more fully in Note 6, we filed suit in state courts in Indiana (Case No. 49D14-1810-PL-042742, Marion Superior Court, Civil Division 14), North Carolina (Case No. 18CVM 26763, The General Court of Justice District Court Division, Mecklenburg County) and Tennessee (Case No.18-1162-II, Chancery Court for Davidson County, Nashville Division). On October 23, 2018, we entered motions calling for the immediate appointment of a receiver and for pre-judgment possession, hearing, and bond. The motions alleged, among other things, that the tenant had failed to meet the required coverage ratio under the lease, had failed to make any curative shortfall deposits, and had failed to provide documents, reports and other information required under the lease. A hearing on these and counter-party motions is set for mid-November.

Item 1A. Risk Factors.

During the nine months ended September 30, 2018, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, except for the addition of the risk factor that is stated as follows:

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

10.1	Credit Agreement dated as of September 17, 2018, by and among National Health Investors, Inc. the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH INVESTORS, INC.
(Registrant)

Date:	November 5, 2018	/s/ D. Eric Mendelsohn
D. Eric Mendelsohn
President and Chief Executive Officer
(duly authorized officer)

Date:	November 5, 2018	/s/ Roger R. Hopkins
Roger R. Hopkins
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)